Form 10-Q
period 1995-02-24
CSP INC /MA/
filed 1995-04-10
CIK 356037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                   FORM 10-Q

      (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 24, 1995 or

      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to

      Commission file number 0-10843


                                   CSP Inc.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Massachusetts                           04-2441294
        --------------------------------            ------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.


                  40 Linnell Circle, Billerica, Massachusetts
        --------------------------------------------------------------
                  (Address of principal executive offices)


       Registrant's telephone number, including area code: (508)663-7598
       -----------------------------------------------------------------


                                     NONE
       -----------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                                 Outstanding April 3, 1995
  ----------------------------                    ---------------------------
  Common stock, $.01 par value                      2,766,620   shares

                                     INDEX

                                                            PAGE NUMBER
  PART 1.   FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Balance Sheets.............................3

            Consolidated Statements of Operations...................4

            Consolidated Statements of Cash Flows...................5

            Notes to Consolidated Financial Statements..............6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................8

  PART II.  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K.........................12


             CSP INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
               (Dollars In Thousands)                February 24,               August 26,
                                                        1995                      1994
ASSETS                                               (Unaudited)
- ---------------------------------                   -------------              ------------
Current Assets:
 Cash and cash equivalents                               $11,141                    $8,556
 Marketable securities                                     6,364                     7,055
 Accounts receivable (Net of                               3,405                     5,084
   allowance for doubtful
   accounts of $103)
 Inventories (Note 2)                                      2,476                     3,192
 Deferred income taxes                                       381                       381
 Prepaid expenses                                            669                       708
                                                   --------------             -------------
  Total Current Assets                                    24,436                    24,976
                                                   --------------             -------------

Property, equipment and improvements
       (Net of accumulated
       depreciation of $7,510 and
       $6,421 respectively)                                3,506                     3,276
                                                   --------------             -------------
Other Assets:
 Land held for future
   development                                               163                       163
 Deferred income taxes                                       375                       323
 Other assets                                              1,043                     1,198
                                                   --------------             -------------
                                                           1,581                     1,684
                                                   --------------             -------------
Total Assets                                             $29,523                   $29,936
                                                   ==============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------
Current Liabilities:
 Accounts payable and accrued
   expenses                                               $1,522                    $1,689
 Income taxes payable                                        135                       202
                                                   --------------             -------------
   Total Current Liabilities                               1,657                     1,891
                                                   --------------             -------------
Deferred compensation and retirement
  plans                                                    1,866                     1,804

Shareholders' Equity:
  Common stock, $.01 par value:
    authorized 7,500,000 shares;
    issued 2,922,034 and
    2,877,609 shares                                          29                        29

  Paid-in capital                                         10,187                    10,136
  Retained earnings                                       16,547                    16,839
  Equity adjustment foreign currency
    translation                                               65                        65
                                                   --------------             -------------
                                                          26,828                    27,069
  Less:  treasury stock at cost,
    155,414 shares                                           828                       828
                                                   --------------             -------------
   Total Shareholders' Equity                             26,000                    26,241
                                                   --------------             -------------
Total Liabilities and Shareholders'
  Equity                                                 $29,523                   $29,936
                                                   ==============             =============

- ----------------
See accompanying notes to consolidated financial statements.

            CSP INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
   (Dollars In Thousands, Except For Per Share Data)
                      (Unaudited)

                                                /-For The Three Months Ended-/      /---For The Six Months Ended--/
                                                February 24,      February 25,      February 24,         February 25,
                                                   1995              1994              1995                 1994
                                                ------------      ------------      ------------         ------------
Sales                                                $4,747            $5,061           $ 9,366               $9,264

Costs and Expenses, net:
  Cost of sales                                       2,154             2,053             4,390                3,625
  Engineering and development                           698               659             1,438                1,332
  Marketing and sales                                 1,250             1,114             2,647                2,183
  General and administrative                            607               544             1,129                1,029
  Restructuring Costs (note 4)                          ---               ---               409                  ---
                                                ------------      ------------      ------------         ------------
  Total costs and expenses, net                       4,709             4,370            10,013                8,169
                                                ------------      ------------      ------------         ------------
Operating income (loss)                                  38               691              (647)               1,095

Interest income                                         215               116               350                  223
Dividend income                                           3                 2                 5                   11
Interest expense                                        (11)               (7)              (24)                 (16)
Foreign exchange adjustment                              (1)                0                (1)                   0
Net realized and unrealized gains(losses) on
 marketable securities                                   (2)              (13)               (7)                  11
                                                ------------      ------------      -------------        ------------
Income before income taxes                              242               789              (324)               1,324
Income tax expense (benefit)                            102               325               (32)                 526
                                                ------------      ------------      ------------         ------------
Net income (loss)                                      $140              $464             ($292)                $798
                                                ============      ============      ============         ============
Primary earnings (loss) per share                     $0.05             $0.16           ($0.10)               $0.28
                                                ============      ============      ============         ============

Weighted Average Shares Outstanding

 Primary                                              2,805             2,816            2,812                2,815
                                                ============      ============      ============          ===========






See accompanying notes to consolidated financial statements.

               CSP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars In Thousands)
                     (Unaudited)

                                                     /-For The Three Months Ended--/          /----For The Six Months Ended--/
                                                     February 24,     February 25,            February 24,         February 25,
                                                         1995             1994                    1995                 1994
                                                     -----------      ------------            ------------        -------------

  Net Income (loss)                                        $140              $464                   ($292)                $798

  Adjustments to reconcile net income (loss) to
   net cash from(used for) operating activities:
     Unreal. (gain)loss on mktble securities                  2               (10)                      7                   (8)
     Depreciation and amortization                          192               170                     376                  317
     (Gain) Loss on sale of fixed assets                      0                (4)                      0                   (4)
     Deferred compensation and retirement plans              33               (38)                     62                   (9)
     Deferred income taxes                                  (52)                3                     (52)                   1
     Changes in operating assets and liablities:
      (Increase) decrease in accounts receivable,
       net                                                  279              (404)                  1,679               (1,297)
      (Increase) decrease in inventories                    633               111                     716                 (397)
      (Increase) decrease in prepaid  expenses              (30)             (136)                     39                 (244)
      Increase(decrease) in accounts payable
       and accrued expenses                                (341)              467                    (167)                  26
      Increase (decrease) in income taxes
       payable                                              151               (62)                    (67)                 136
                                                     -----------      ------------            ------------        -------------

  Total adjustments                                         867                97                   2,593               (1,479)

  Net cash from (used for) operating activities           1,007               561                   2,301                 (681)

Cash flows from (used for) investing activities:
     Purchase of marketable securities                  (37,921)          (38,189)                (68,003)             (63,614)
     Sale of marketable securities                       39,792            37,961                  68,687               62,488
     Property, equipment and improvements                   (93)             (109)                   (606)                (379)
     Other assets                                           130              (223)                    155                 (223)
                                                     -----------      ------------            ------------        -------------

  Net cash provided from (used for) investing
   activities                                             1,908              (560)                    233               (1,728)

Cash flows from financing activities:
     Proceeds from stock options                              5                22                      51                  166
                                                     -----------      ------------            ------------        -------------
  Net cash from financing activities                          5                22                      51                  166

Net increase(decrease) in cash                            2,920                23                   2,585               (2,243)

Cash, beginning of period                                 8,221            10,155                   8,556               12,421
                                                     -----------      ------------            ------------        -------------

Cash, end of period                                     $11,141           $10,178                 $11,141              $10,178
                                                     ===========      ============            ============        =============

Supplementary information:

Income taxes paid , net                                     $26              $417                    $106                 $420
                                                     ===========      ============            ============        =============
Interest paid                                               $50               $29                     $50                  $29
                                                     ===========      ============            ============        =============


See accompanying notes to consolidated financial statements.

                           CSP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1994.



2.  Inventories:

    Inventories consist of the following:


                                     February 24,    August 26,
                                         1995           1994
                                     ------------  ------------
                                              ($000's)
Raw materials                           $  720        $1,248
Work-in-process                          1,151         1,272
Finished goods                             605           672
                                        ------        ------
 Total                                  $2,476        $3,192
                                        ======        ======


3.  Asset Acquisition:

    On March 1, 1994, the Company purchased the majority of assets of a bio-instrumentation manufacturer, AMBIS, Inc. for approximately $500,000. The assets purchased include inventory, manufacturing fixtures, customer and vendor lists, assembly and test drawings and the use of the AMBIS name. Key AMBIS employees in manufacturing, customer support and sales have joined CSPI to smooth the technology transfer.

4.  Restructure Charges:

    The Company recorded restructure charges of $409,000 against operations which was based on the best information available at the time the decision was made to take the action of a work-force reduction, moving the San Diego, California manufacturing operation to Billerica and restruct and move the French subsidiary. The Company will have terminated a total of twenty-two (22) employees, or 18% of the entire labor force. Listed below is the summary of the restructure charges.

       Work-force related................................$290,000
       Cost of relocating San Diego......................  85,000
       Moving cost of French office and restructure......  34,000

           Total restructure costs.......................$409,000

CSP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedule I and II ( page 13 and 14 ).

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994:
- ----------------------------------------------

Sales revenue of $9,366,000 for the six month period ended February 24, 1995 represents a slight increase of approximately 2% over the prior comparable period of fiscal year 1994, whereas sales revenue of $4,747,000 for the quarter ended February 24, 1995 represents a 6% decline from the prior comparable period. Sales of the machine code reader to United Parcel Service ( UPS ) accounted for approximately 37% and 15% total sales for the six and three months ended February 24, 1995 compared to only 1% and 0% for the prior comparable
periods in fiscal 1994.   The contract to supply machine code readers to UPS has
essentially been completed and the units are expected to go on line at the UPS Chicago, Illinois facility next month. Preliminary results have been very encouraging and other potential customers have shown interest in the use of this technology. The SuperCard family of products accounted for 34% and 21% of total sales for the six and three month periods representing a decline of approximately 44% and 26% from the prior comparable periods. This decline is mainly delays in procurements by some of the COTS( commercial - off - the - shelf )programs, decline in the procurements of the old SuperCard products (SC-1 and SC-2), and the new the SuperCard 4/4XL generation of product is still in its early stage of procurements by the OEM and volume end users. The SuperCard is currently being sold to a wide variety of customers primarily in the VMEbus market. The largest customers continue to be COTS based military programs around the world , primarily in the United States with varied applications in aerospace, imaging, and military ( i.e. radar and sonar ). Sales of older attached processor products such as the MAP-4000 and MiniMAP remained consistent at approximately 5% and 3% of total sales for the six and three month periods. These older products are sold only to existing customers. The RTS-860 product represented 8% and 6% of total sales for the six and three month periods, which increased by 5% and 6% from the prior comparable periods. The Scanalytics Division , which develops bio-instrumentation-scientific-imaging products, accounted for approximately 12% and 9% of total sales for the six and three month periods compared to 8% and 6% for the comparable periods of fiscal 1994. This increase is mainly attributable to the addition of the Ambis product line which was purchased in March 1994. Sales generated from the Ambis product line accounted for approximately $354,000 or 31% of the Scanalytics division year to date sales. The majority of this revenue was generated from the RIS 4000, a radio-isotopic imager used in gel electrophoresis experiments. Revenue recognized from Scanalytics service contracts accounted for 16% of the Scanalytics division year to date sales, an 11% increase from the prior comparable period. This was mainly attributable to service contract relating to the Ambis product line. MasterScan and CellScan products accounted for approximately 6% and 28% of division sales for the six month period which is a decline from the prior comparable period of 41% and 32%, respectively.

North American sales were approximately 86% and 88% of total sales for the six and three month periods ended February 24, 1995 which is fairly consistent with the prior comparable periods of 85% and 88%, respectively. European sales remained depressed and relatively consistent with the same periods of the prior fiscal year at approximately 6% and 2%, respectively. Sales in the Far East also remained consistent at approximately 5% and 4% of total sales for the six and three month periods.

Cost of sales as a percentage of sales was approximately 47% and 45% for the six and three month periods compared to 39% and 41% for the same periods of the prior fiscal year. This increase was primarily due to the mix of business, increasing competitive pressures and aggressive introductory pricing for new products. The machine code readers units cost of sales as a percentage of sales are higher than either the Scanalytics or Embedded Computer products. The increased volume of shipment to UPS accounted for a major portion of the increase for the period. SuperCard shipments have been under competitive pressures and have accounted for about 10 % of the increased cost of sales. We also had some additional expenses related to the closing and relocation of our San Diego manufacturing (Ambis product) operation which was closed in February, 1995.

Engineering and development expenses as a percentage of sales for the six and three month periods ended February 24, 1995 remained fairly consistent with the same periods of the prior fiscal year at approximately 15% of sales. The increase in the amount of expenditures over the prior fiscal year was due to the addition of a software engineer for the EC division and added maintenance costs for capital equipment purchased for the development activity. The Scanalytics division accounted for approximately 18% of the total engineering and development expenses compared to approximately 20% for the comparable period of fiscal 1994.

Sales and marketing expenses as a percentage of sales increased by approximately 4% for the six and three month periods compared to the same periods of the prior fiscal year. The increased expenses were primarily due to addition of staff which was hired as part of the Ambis acquisition and related expenses of the operation needed to sell and support the new product. This represented 75 % of the increase for the six month period. The Ambis expenses were not reflected in the Fiscal year 1994 statements since Ambis was purchased in March ,1994. The remaining increase was due to added selling and marketing expenses of the Vision System Division which was established at the end of Fiscal year 1994. This Division was established to sell and market the machine code reader licensed from UPS.

General and administrative expenses remained consistent at approximately 12% of sales as compared to the same periods of the prior fiscal year. The increased expense amount was due to additional legal expenses, and retirement benefits related to the restructure, and costs related to implementing new accounting software.

In November, 1994, the Company recorded restructure charges of $409,000 against operations which was based on the best information available at the time the decision was made to take the action of a work-force reduction, moving the San Diego, California manufacturing operation to Billerica, MA and to restructure and move the French subsidiary. This restructuring is scheduled to be completed by the end of fiscal 1995.

The Company reported an operating loss of ($647,000) and operating income of $38,000 for the six and three month periods ending February 24, 1995, compared to operating income of $1,095,000 and $691,000 for the same six and three month periods of fiscal 1994. This decrease was due primarily to the restructuring costs recognized as discussed above, the erosion of the gross margin from 61% to 53%, and the increase in operating expenses as discussed above.

Other  income has increased compared to prior years due to the increase in the
rates of  investments and   the shift from non-taxable investments to taxable
because of current tax status.

The Company continues its conservative investment strategy of maintaining a short-term liquid position while maximizing revenues on an after-tax basis with as limited an exposure of principal as possible. The Company believes that as a result of maintaining a liquid position, it has been able to avoid borrowing for capital needs as well as augment its operating results, and is well positioned to make an acquisition or a joint venture if appropriate opportunities arise.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY:
- ----------------------------------------------------

Working capital decreased to $22.8 million at the end of February, 1995 from $23.1 million at the end of August 1994. Accounts receivable decreased approximately $1,679,000 from August 26, 1994. This decrease is mainly due to cash receipts related to billings made at the end of fiscal 1994 and a more even sales distribution during the recent accounting period . Inventory decreased $716,000 from the level reported at August 26, 1994. This decrease is mainly due to the shipment of several DCOR units to UPS which were in work in process at the end of August 1994 and shipment of SuperCard products.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES:
- ------------------------------

Management does not believe that inflation and changing prices had significant impact on either sales revenues or income from continuing operations during the six and three month periods ended February 24, 1995. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

                                                                      Schedule I

            CSP INC.AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
              PERCENTAGE OF SALES
             (Dollars In Thousands)
                   (Unaudited)

                                /--------For The Three Months Ended- /------For The Six Months Ended---/
                                February 24, % Of  February 25, % Of  February 24, % Of  February 25, % Of
                                    1995     Sales    1994      Sales    1995      Sales    1994      Sales
                                ------------       ------------       ------------       ------------
Sales                                $4,747  100%       $5,061  100%       $9,366  100%       $9,264   100%

Costs and Expenses, net:
 Cost of sales                        2,154   45%        2,053   41%        4,390   47%        3,625    39%
 Engineering and development            698   15%          659   13%        1,438   15%        1,332    14%
 Marketing and sales                  1,250   26%        1,114   22%        2,647   28%        2,183    24%
 General and administrative             607   13%          544   11%        1,129   12%        1,029    11%
 Restructuring costs                    ---    0%          ---    0%          409    4%          ---     0%
                                ------------       ------------       ------------       ------------

  Total costs and and expenses
   net                                4,709   99%        4,370   86%       10,013  107%        8,169    88%
                                ------------       ------------       ------------       ------------

Operating income (loss)                  38    1%          691   14%         (647)  -7%        1,095    12%

Interest income                         215    5%          116    2%          350    4%          223     2%
Dividend income                           3    0%            2    0%            5    0%           11     0%
Interest expense                        (11)   0%           (7)   0%          (24)   0%          (16)    0%
Foreign Exchange Adjustment              (1)   0%            0    0%           (1)   0%            0     0%
Net realized and unrealized
 gains(losses) on
 marketable securities                   (2)   0%          (13)   0%           (7)   0%           11     0%
                                ------------       ------------       ------------       ------------

Income (loss) before income taxes       242    5%          789   16%         (324)  -3%        1,324    14%

Income tax expense (benefit )           102    2%          325    6%          (32)   0%          526     6%
                                ------------       ------------       ------------       ------------

Net income (loss)                      $140    3%         $464    9%        ($292)  -3%         $798     9%
                                ============       ============       ============       ============

                                                                     Schedule II

                CSP INC.AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
      PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
                 (Dollars In Thousands)
                     (Unaudited)

                                              /-For the Three Month Periods Ended--/      /--For the Six Month Periods Ended---/
                                              February 24, 1995 vs February 25, 1994     February 24, 1995 vs February 25, 1994
                                                  $ Change             % Change              $ Change              % Change
                                                ------------        -------------          ------------          ------------

Sales                                                 ($314)               -6.2%                  $102                  1.1%

Costs and Expenses, net:
 Cost of sales                                          101                 4.9%                   765                 21.1%
 Engineering and development                             39                 5.9%                   106                  8.0%
 Marketing and sales                                    136                12.2%                   464                 21.3%
 General and administrative                              63                11.6%                   100                  9.7%
 Restructuring costs                                      0                 ----                   409                  ----
                                                ------------        -------------          ------------          ------------
    Total costs and expenses, net                       339                 7.8%                 1,844                 22.6%
                                                ------------        -------------          ------------          ------------

Operating income (loss)                                (653)              -94.5%                (1,742)              -159.1%

Interest income                                          99                85.3%                   127                 57.0%
Dividend income                                           1                50.0%                    (6)               -54.5%
Interest expense                                         (4)               57.1%                    (8)                50.0%
Foreign Exchange Adjustment                              (1)                0.0%                    (1)                 0.0%
Net realized and unrealized gains(losses)on
 marketable securities                                   11               -84.6%                   (18)              -163.6%
                                                ------------        -------------          ------------          ------------

Income (loss) before income taxes                      (547)              -69.3%                (1,648)              -124.5%

Income tax expense (benefit)                           (223)              -68.6%                  (558)              -106.1%
                                                ------------        -------------          ------------          ------------
Net income (loss)                                     ($324)               -69.8%              ($1,090)              -136.6%
                                                ============        =============          ============          ============

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   CSP Inc.
   ------------
   (Registrant)


   Date:                                By:  s/s David S. Botten
                                             --------------------------
                                             David S. Botten
                                             Chief Executive Officer and
                                             President


   Date:                                By:  s/s Gary W. Levine
                                             ------------------
                                             Gary W. Levine
                                             Vice President of Finance and
                                             Chief Financial Officer

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   CSP Inc.
   ------------
   (Registrant)


   Date:______________________          By:  ___________________________
                                             David S. Botten
                                             Chief Executive Officer and
                                             President


   Date:______________________          By:  ___________________________
                                             Vice President of Finance and
                                             Chief Financial Officer

PART II.   OTHER INFORMATION

Item 4.    Submissions of Matters to a vote of Security Holders

           The Company held its Annual Meeting of Stockholders on December 13, 1994. The following matter was approved at the meeting.

           1) Samuel Ochlis and John D. Ingram were elected as Class II members for a term of three years and C. Shelton James was elected as a Class III member of the Board of Directors for a one-year term.

Item 6.    Exhibit and Reports on Form 8-K

           a)  Reports on Form 8-K

               NONE

           b)  Exhibits

               11.1 Data used in the calculation of net income per
                    share.

               27   Financial Data Schedule