Form 10-Q
period 1995-05-26
CSP INC /MA/
filed 1995-07-07
CIK 356037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q

(Mark One)

    (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended May 26, 1995 or

    ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from               to

  Commission file number 0-10843


                                   CSP Inc.
- ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Massachusetts                                  04-2441294
- --------------------------------                     ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.


                  40 Linnell Circle, Billerica, Massachusetts
- ---------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (508)663-7598
- -----------------------------------------------------------------


                                     NONE
- ---------------------------------------------------------------------
    (Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                    Outstanding July 5, 1995
    ----------------------------       --------------------------
    Common stock, $.01 par value            2,738,620 shares

                                     INDEX

                                                                PAGE
NUMBER
  PART 1.   FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Balance Sheets..................................3

            Consolidated Statements of Operations........................4

            Consolidated Statements of Cash Flows........................5

            Notes to Consolidated Financial Statements...................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operation...........................8

  PART II.  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K..............................12

                CSP INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                 (Dollars In Thousands)

                                                                           May 26            August 26,
                                                                            1995                1994
ASSETS                                                                   (Unaudited)
- ------------------------                                                 -----------        ------------
Current Assets:
 Cash and cash equivalents                                                  $11,507              $8,556
 Marketable securities                                                        6,595               7,055
 Accounts receivable ( Net of allowance for doubtful                          3,556               5,084
    accounts of $103)
 Inventories ( Note 2 )                                                       2,239               3,192
 Deferred income taxes                                                          381                 381
 Prepaid expenses                                                               621                 708
                                                                         -----------        ------------
  Total Current Assets                                                       24,899              24,976
                                                                         -----------        ------------
Property, equipment and improvements (Net of accumulated
      depreciation of $7,688 and $6,421 respectively)                         3,467               3,276
                                                                         -----------        ------------
Other Assets:
 Land held for future development                                               163                 163
 Deferred income taxes                                                          409                 323
 Other assets                                                                 1,014               1,198
                                                                         -----------        ------------
                                                                              1,586               1,684
                                                                         -----------        ------------
Total Assets                                                                $29,952             $29,936
                                                                         ===========        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------
Current Liabilities:
 Accounts payable and accrued expenses                                       $1,847              $1,689
 Income taxes payable                                                            97                 202
                                                                         -----------        ------------
  Total Current Liabilities                                                   1,944               1,891
                                                                         -----------        ------------
Deferred compensation and retirement plans                                    1,905               1,804

Shareholders' Equity:
 Common stock, $.01 par value: authorized
   7,500,000 shares; issued 2,912,304 and
   2,877,609 shares                                                              29                  29
 Paid-in capital                                                             10,187              10,136
 Retained earnings                                                           16,867              16,839
 Equity adjustment foreign currency translation                                  65                  65
                                                                         -----------        ------------
                                                                             27,148              27,069
 Less: treasury stock at cost, 183,414 and 155,414 shares (Note 5)            1,045                 828
                                                                         -----------        ------------
  Total Shareholders' Equity                                                 26,103              26,241
                                                                         -----------        ------------
Total Liabilities and Shareholders' Equity                                  $29,952             $29,936
                                                                         ===========        ============

See accompanying notes to consolidated financial statements.

            CSP INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars In Thousands, Except For Per Share Data)
                     (Unaudited)

                                                /-For The Three Months Ended-/       /---For The Nine Months Ended--/
                                                 May 26                May 27         May 26                  May 27
                                                  1995                  1994           1995                    1994
                                                --------              --------       --------                --------
Sales                                            $4,775                $5,134        $14,142                 $14,399

Costs and Expenses, net:
  Cost of sales                                   2,003                 1,891          6,393                   5,516
  Engineering and development                       754                   753          2,192                   2,085
  Marketing and sales                             1,126                 1,240          3,773                   3,424
  General and administrative                        682                   583          1,811                   1,612
  Restructuring Costs (Note 4)                      ---                   ---            409                     ---
                                                --------              --------       --------                --------
   Total costs and expenses, net                  4,565                 4,467         14,578                  12,637
                                                --------              --------       --------                --------
Operating income (loss)                             210                   667           (436)                  1,762

Interest income                                     239                   123            594                     351
Dividend income                                       2                     2              8                      13
Interest expense                                    (13)                   (6)           (43)                    (26)
Foreign exchange adjustment                          31                     0             29                      (5)
Gain (loss) on disposal fixed assets                 (2)                    0             (2)                      4
Net realized and unrealized gains(losses) on
 marketable securities                               11                    (2)             4                       9
                                                --------              --------       --------                --------
Income before income taxes                          478                   784            154                   2,108

Income tax expense                                  158                   224            126                     750
                                                --------              --------       --------                --------
Net income                                         $320                  $560            $28                  $1,358
                                                ========              ========       ========                ========
Primary earnings per share                        $0.11                 $0.20          $0.01                   $0.48
                                                ========              ========       ========                ========

Weighted Average Shares Outstanding
 Primary                                          2,798                 2,820          2,806                   2,816
                                                ========              ========       ========                ========



See accompanying notes to consolidated financial statements.

           CSP INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Dollars In Thousands)
               (Unaudited)

                                                           /-For The Three Months Ended--/         /----For The Nine Months Ended--/
                                                             May 26               May 27             May 26                 May 27
                                                              1995                 1994               1995                   1994
                                                           ----------           ----------         ----------             ----------

Net Income                                                      $320                 $560                $28                 $1,358

Adjustments to reconcile net income to
 net cash from(used for) operating activies:
  Unreal. (gain)loss on mktble securities                        (11)                   2                  4                     (6)

  Depreciation and amortization                                  199                  170                575                    487
  Loss on sale of fixed assets                                     2                    0                  2                     29
  Deferred compensation and retirement plans                      39                   15                101                      6
  Deferred income taxes                                          (34)                 (37)               (86)                   (36)

  Changes in operating assets and liablities:
  (Increase) decrease in accounts receivable                    (151)                (202)             1,528                 (1,499)

  (Increase) decrease in inventories                             237               (1,305)               953                 (1,702)

  (Increase) decrease in prepaid expenses                         48                   17                 87                   (227)

  Increase in accounts payable
   and accrued expenses                                          325                  247                158                    273
  Increase (decrease) in income taxes payable                    (38)                 127               (105)                   263
                                                           ----------           ----------         ----------             ----------

 Total adjustments                                               616                 (966)             3,217                 (2,412)


 Net cash from (used for) operating activities                   936                 (406)             3,245                 (1,054)


Cash flows from (used for) investing activities:
  Purchase of marketable securities                          (46,396)             (33,375)          (111,343)               (96,988)

  Sale of marketable securities                               46,176               32,422            111,799                 94,910
  Property, equipment and improvements                          (162)                (290)              (768)                  (703)

  Other assets                                                    29                   (6)               184                   (229)

                                                           ----------           ----------         ----------             ----------

 Net cash provided from (used for) investing activities         (353)              (1,249)              (128)                (3,010)


Cash flows from financing activities:
  Proceeds from stock options                                      0                   25                 51                    191
  Purchase of Treasury Stock                                    (217)                 ---               (217)                 ---
                                                           ----------           ----------         ----------             ----------
 Net cash from financing activities                             (217)                  25               (166)                   191

Net increase(decrease) in cash                                   366               (1,630)             2,951                 (3,873)


Cash, beginning of period                                     11,141               10,178              8,556                 12,421
                                                           ----------           ----------         ----------             ----------

Cash, end of year                                            $11,507               $8,548            $11,507                 $8,548
                                                           ==========           ==========         ==========             ==========

Supplementary information:

Income taxes paid , net                                         $214                  $67               $631                   $487
                                                           ==========           ==========         ==========             ==========

Interest paid                                                   ---                   $29                $50                    $29
                                                           ==========           ==========         ==========             ==========


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



2.  Inventories:

       Inventories consist of the following:

                                             May 26,    August 26,
                                              1995         1994
                                          ------------  -----------
                                                      ($000's)
       Raw materials                          $  783        $1,248
       Work-in-process                           881         1,272
       Finished goods                            575           672
                                              ------        ------
        Total                                 $2,239        $3,192
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

4.  Restructure Charges:

   The Company recorded restructure charges of $409,000 against operations which was based on the best information available at the time the decision was made to take the action of a work-force reduction, moving the San Diego, California manufacturing operation to Billerica and restructure and move the French subsidiary. The Company will have terminated a total of twenty- two
   (22) employees,or 18% of the entire labor force. Listed below is the summary of the restructure charges.

         Work-force related...............................$290,000
         Cost of relocating San Diego.....................  85,000
         Moving cost of French office and restructure.....  34,000

            Total restructure costs.......................$409,000



5.  Stock Repurchase:

   The Company announced on October 9, 1986 that the Board of Directors authorized the Company to repurchase up to 10% of the outstanding stock at current market value. The timing and price of stock purchases under this repurchase program will be made at the discretion of management. At May 26, 1995, the Company has repurchased 183,414 or 67% of the total authorized.

CSP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedule I and II ( page 12 and 13 ).

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994:
- ----------------------------------------------
Sales revenues of $14,142,000 and $4,775,000 for the nine and three month periods ended May 26, 1995 represent declines of approximately 2% and 7% from the prior comparable periods of fiscal year 1994. Sales of the machine code reader to United Parcel Service ( UPS ) accounted for approximately 28% and 9% of total sales for the nine and three months ended May 26, 1995 compared to only 9% and 23% for the prior comparable periods in fiscal 1994. The contract to supply machine code readers to UPS for its Chicago, Illinois facility is completed and the units are expected to go on line at the UPS Chicago, Illinois facility within the next few months. Preliminary results have been very encouraging and other potential customers have shown interest in the use of this technology. The SuperCard family of products accounted for 44% and 62% of total sales for the nine and three month periods compared to 70% and 56% for the prior comparable periods. The year to date decline is mainly due to a decline in procurements by some of the COTS( commercial - off - the - shelf )programs, decline in the procurements of the old SuperCard products (SC-1 and SC-2), and the new SuperCard 4/4XL generation of product is still in its early stage of procurements by the OEM and volume end users. The largest customers continue to be COTS based military programs around the world, primarily in the United States with varied applications in aerospace, imaging, and military ( i.e. radar and sonar ). Sales of older attached processor products such as the MAP-4000 and MiniMAP remained consistent at approximately 6% of total sales for the nine and three month periods. These older products are sold only to existing customers. The RTS-860 product represented 7% and 6% of total sales for the nine and three month periods, which increased by 4% and 2% from the prior comparable periods. The Scanalytics Division, which develops bio-instrumentation-scientific-imaging products, accounted for approximately 12% and 11% of total sales for the nine and three month periods compared to 9% and 10% for the comparable periods of fiscal 1994. This increase is mainly attributable to the addition of the Ambis product line which was purchased in March 1994. Sales generated from the Ambis product line accounted for approximately $526,000 or 32% of the Scanalytics division year to date sales. The majority of this revenue was generated from the RIS 4000, a radio-isotopic imager used in gel electrophoresis experiments.

Revenue recognized from Scanalytics service contracts accounted for 15% of the Scanalytics division year to date sales, compared to 7% for the prior comparable period. This increase was mainly attributable to service contracts relating to the Ambis product line. MasterScan and CellScan products accounted for approximately 6% and 29% of division sales for the nine month period which is a decline from the prior comparable period of 29% and 27%, respectively.

North American sales were approximately 86% and 85% of total sales for the nine and three month periods ended May 26, 1995 which represents a slight decline from the prior comparable periods of 82% and 76%, respectively. European sales remained depressed and relatively consistent with the same periods of the prior fiscal year at approximately 7% and 8%, respectively. Sales in the Far East also remained consistent at approximately 5% of total sales for the nine and three month periods. Sales in the Middle East accounted for approximately 2% of total sales for the nine and three month period, representing a slight decline from the prior comparable periods of 4% and 5%, respectively.

Cost of sales as a percentage of sales was approximately 45% and 42% for the nine and three month periods compared to 38% and 37% for the same periods of the prior fiscal year. This increase was primarily due to the mix of business, increasing competitive pressures and aggressive introductory pricing for new products. The machine code readers units cost of sales as a percentage of sales are higher than either the Scanalytics or Embedded Computer products. The increased volume of shipments to UPS accounted for a major portion of the increase for the period. We also incurred additional one time expenses related to the closing and relocation of our San Diego manufacturing (Ambis product) operation which was closed during the quarter.

Engineering and development expenses as a percentage of sales for the nine and three month periods ended May 26, 1995 remained fairly consistent with the same periods of the prior fiscal year at approximately 15% of sales. The increase in the amount of expenditures over the prior fiscal year was due to the addition of a software engineer for the EC division and added maintenance costs for capital equipment purchased for the development activity. The Scanalytics division accounted for approximately 16% of the total engineering and development expenses compared to approximately 19% for the comparable period of fiscal 1994.

Sales and marketing expenses as a percentage of sales increased by approximately 3% for the nine month period compared to the same period of the prior fiscal year, whereas the three month period remained consistent. The increased expenses were primarily due to the addition of sales and support staff which was hired as part of the Ambis acquisition and related expenses of the operation needed to sell and support the new product. This represented approximately 75 % of the increase for the nine month period. Only three months of the Ambis expenses were reflected in the fiscal year 1994 statements since Ambis was purchased in March ,1994. The remaining increase was due to added selling and marketing expenses of the Vision System Division which was established at the end of fiscal year 1994. This division was established to sell and market the machine code reader licensed from UPS.

General and administrative expenses remained consistent at approximately 13% of sales as compared to the same periods of the prior fiscal year. The increased expense amount was due to additional legal expenses, retirement benefits related to the restructure and costs related to implementing a new accounting and Human Resource systems.

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

The Company had an effective tax rate for the nine month period ended May 26, 1995 of approximately 80%. This was due to the fact that our wholly-owned French subsidiary sustained losses of approximately $250,000 (approximately half of the loss was due to the restructure and relocation of our French Corporate Office) which have no tax benefit for our U.S. and various state tax provisions. The effective tax rate, without our French Subsidiary, for the U.S. tax purposes was approximately 32% of income before tax.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY:
- ----------------------------------------------------

Working capital decreased slightly to $22.9 million at the end of May 1995 from $23.1 million at the end of August 1994. Accounts receivable decreased approximately $1,528,000 from August

26, 1994. This decrease is mainly due to cash receipts related to billings made at the end of fiscal 1994 and a more even sales distribution during the recent accounting period . Inventory decreased $953,000 from the level reported at August 26, 1994. This decrease is mainly due to the shipment of several DCOR units to UPS which were in work in process at the end of August 1994 and shipment of SuperCard products.

During the third quarter of Fiscal 1995, the Company repurchased 28,000 shares of its Common Stock for approximately $217,000 under its stock repurchase program of October 1986.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES:
- ------------------------------

Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the nine and three month periods ended May 26, 1995. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

                                                                      Schedule I


           CSP INC.AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
             PERCENTAGE OF SALES
            (Dollars In Thousands)
                 (Unaudited)

                                                /-----For The Three Months Ended-----/     /-------For The Nine Months Ended------/
                                                  May 26    % Of      May 27     % Of        May 26    % Of      May 27      % Of
                                                   1995     Sales      1995      Sales        1995     Sales      1995       Sales
                                                ----------          ----------             ----------          ----------
Sales                                              $4,775    100%      $5,134     100%       $14,142    100%     $14,399      100%

Costs and Expenses, net:
 Cost of sales                                      2,003     42%       1,891      37%         6,393     45%       5,516       38%
 Engineering and development                          754     16%         753      15%         2,192     15%       2,085       14%
 Marketing and sales                                1,126     24%       1,240      24%         3,773     27%       3,424       24%
 General and administrative                           682     14%         583      11%         1,811     13%       1,612       11%
 Restructuring costs                                  ---      0%         ---       0%           409      3%         ---        0%
                                                ----------          ----------             ----------          ----------
   Total costs and expenses, net                    4,565     96%       4,467      87%        14,578    103%      12,637       88%
                                                ----------          ----------             ----------          ----------
Operating income                                      210      4%         667      13%          (436)    -3%       1,762       12%

Interest income                                       239      5%         123       2%           594      4%         351        2%
Dividend income                                         2      0%           2       0%             8      0%          13        0%
Interest expense                                      (13)     0%          (6)      0%           (43)     0%         (26)       0%
Foreign Exchange Adjustment                            31      1%           0       0%            29      0%          (5)       0%
Gain ( loss ) on disposal fixed assets                 (2)     0%           0       0%            (2)     0%           4        0%
Net realized and unrealized gains(losses) on
 marketable securities                                 11      0%          (2)      0%             4      0%           9        0%
                                                ----------          ----------             ----------          ----------
Income before income taxes                            478     10%         784      15%           154      1%       2,108       15%

Income tax expense                                    158      3%         224       4%           126      1%         750        5%
                                                ----------          ----------             ----------          ----------
Net income                                           $320      7%        $560      11%           $28      0%      $1,358        9%
                                                ==========          ==========             ==========          ==========

              CSP INC.AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS                         Schedule II
   PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
             (Dollars In Thousands)
                  (Unaudited)

                                                /--For the Three Month Periods Ended---/     /--For the Nine Month Periods Ended---/

                                                     May 26, 1995 vs May 27, 1994                 May 26, 1995 vs May 27, 1994
                                                     $ Change            % Change                 $ Change            % Change
                                                   ------------        ------------             ------------        ------------
Sales                                                    ($359)              -7.0%                    ($257)              -1.8%

Costs and Expenses, net:
 Cost of sales                                             112                5.9%                      877               15.9%
 Engineering and development                                 1                0.1%                      107                5.1%
 Marketing and sales                                      (114)              -9.2%                      349               10.2%
 General and administrative                                 99               17.0%                      199               12.3%
 Restructuring costs                                         0                ----                      409                ----
                                                   ------------        ------------             ------------        ------------
  Total costs and expenses, net                             98                2.2%                    1,941               15.4%
                                                   ------------        ------------             ------------        ------------
Operating income                                          (457)             -68.5%                   (2,198)            -124.7%

Interest income                                            116               94.3%                      243               69.2%
Dividend income                                              0                0.0%                       (5)             -38.5%
Interest expense                                            (7)             116.7%                      (17)              65.4%
Foreign Exchange Adjustment                                 31                0.0%                       34                0.0%
Gain ( loss ) on disposal fixed assets                      (2)               0.0%                       (6)               0.0%
Net realized and unrealized gains(losses) on
 marketable securities                                      13             -650.0%                       (5)             -55.6%
                                                   ------------        ------------             ------------        ------------
Income before income taxes                                (306)             -39.0%                   (1,954)             -92.7%

Income tax expense                                         (66)             -29.5%                     (624)             -83.2%
                                                   ------------        ------------             ------------        ------------
Net income                                               ($240)             -42.9%                  ($1,330)             -97.9%
                                                   ============        ============             ============        ============

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   CSP Inc.
   ------------
   (Registrant)


   Date: 7/5/95                By:  /s/ David S. Botten
                                    --------------------------
                                      David S. Botten
                                    Chief Executive Officer and
                                    President


   Date: 7/5/95                By:  /s/ Gary W. Levine
                                    ------------------
                                      Gary W. Levine
                                    Vice President of Finance and
                                    Chief Financial Officer

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CSP Inc.
- ------------
(Registrant)


Date:______________________    By: _______________________
                                   David S. Botten
                                   Chief Executive Officer
                                   and President


Date:______________________    By: _______________________
                                   Vice President of Finance
                                   and Chief Financial Officer

PART II.   OTHER INFORMATION

Item 4.    Submissions of Matters to a vote of Security Holders






Item 6.    Exhibit and Reports on Form 8-K

           a)  Reports on Form 8-K

               NONE

           b)  Exhibits

               11.1 Data used in the calculation of net income
                    per share.