Form 10-K
period 1995-08-25
CSP INC /MA/
filed 1995-11-22
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 25, 1995    or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ____

     Commission file number 0-10843

                                    CSP Inc.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                        04-2441294
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

40 Linnell Circle, Billerica, Massachusetts       01821
 (Address of principal executive offices)        (Zip Code)
Registrant's telephone number, including area code: (508)663-7598

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, par value $.01
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on November 2, 1995, was $23,242,640.

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 2,635,220 at November 2, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part II, Items 5, 6, 7 and 8 is incorporated by reference to the Registrant's 1995 Annual Report to Stockholders. The information required by Part III, Items 10,11,12 and 13 is incorporated by reference to the Registrant's Proxy Statement dated November 8, 1995 filed with respect to the Annual Meeting of Stockholders of the Registrant to be held on December 12, 1995.

                                    CSP Inc.
                                    Form 10-K
                           Year Ended August 25, 1995

Item Number
in Form 10-K              Table of Contents                  Page
                                     Part I

    1      Business........................................     4
    2      Properties......................................    15
    3      Legal Proceedings...............................    15
    4      Submission of Matters to a Vote
            of Security Holders............................    15

                                     Part II

    5      Market for Registrant's Common Equity
            and Related Stockholder Matters................    16
    6      Selected Financial Data.........................    16
    7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..    16
    8      Financial Statements and Supplementary Data.....    16
    9      Change in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........    16

                                    Part III

   10      Directors and Executive Officers of the
            Registrant......................................   17
   11      Executive Compensation...........................   17
   12      Security Ownership of Certain Beneficial Owners
            and Management..................................   17
   13      Certain Relationships and Related Transactions...   17

                                     Part IV

   14      Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................   18

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

    CSP Inc. (the "Company" or "CSPI") was founded in 1968 and is located in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. CSPI pioneered the concept of attached processors specifically designed to carry out scientific calculations at very high speeds. The Company had its initial public offering in 1982. In 1988, the Company established its Scanalytics division to develop and market imaging systems for molecular and cell biology. In 1994, the Company established its Vision Systems division to commercialize technology developed by United Parcel Service (UPS) to automate parcel sortation capabilities. CSPI sells all products through its own direct sales force in the U.S., with 14% of total sales outside the U.S. via its French subsidiary and a worldwide organization of distributors.

                                CURRENT PRODUCTS

EMBEDDED COMPUTERS

    Providing additional computation power for specific signal processing application problems has been CSPI's core technology since its inception. The Company's products consist of both hardware and software, each optimized for the other. A typical OEM/volume end user will employ one or more units in an embedded system for defense, medical imaging, advanced vision and seismic applications.

    Historically, the Company provided array processors (Mini- MAP and MAP 4000) for use with Digital Equipment Corporation's Q-Bus based Micro-VAX minicomputers. These products are still supplied to a small number of OEM customers and represent $825,000 of embedded computer sales in 1995.

    The present products are VME-based boards (called SuperCards) which are incorporated into customized signal processing systems by OEM customers. Now in its fourth generation, the SuperCard family is a product line of embedded signal processors that employ multiple Intel i860 RISC microprocessors. The latest version, the SuperCard-4SLX, employs eight 40MHz i860's and provides 640 MFLOPS of computational power with 64 MB of high speed memory and a high bandwidth interconnection scheme based upon National Semiconductor's QuickRing.

    SuperCard-3 utilizes one or two of the 50MHz version of the i860 and is available for VME, S-Bus and Turbochannel. The earlier Supercard-2 and 1 are still supplied to a limited number of existing customers.

    New board level products currently in development are designed to employ a combination of Analog Devices' 21060 DSP chip and the PowerPC RISC processor from Motorola/IBM. The Company differentiates itself from its major competitors by its use of standard interfaces and the interoperability this affords its OEM customers.

    All SuperCards are supported by a rich software development environment, real-time software for multiple board installations and an extensive library of five hundred commonly employed micro-coded mathematical subroutines. New products currently in development are to be similarly supported. Third party software support includes VxWorks (Wind River Systems), Unison (Multiprocessor Toolsmith), FORTRAN (Lahey Computer Systems) and "C" (Metaware Corp) compilers. The Company has placed great emphasis on its ability to migrate customer application code to new generations of its hardware.

    SuperCard products are priced from $5,000 to $45,000 (depending upon model and quantity) and represented $9,527,000 of embedded computer sales in 1995.

SCANALYTICS

CELLSCAN, 3D FLUORESCENCE MICROSCOPY
    Based upon technology developed by the University of Massachusetts Medical Center in over ten years of research, CELLscan is a system designed to allow the in vivo analysis of the internal workings and structure of living cells. The system permits cell biologists to study the cell's reaction to external stimuli and understand the fundamental processes of cell life and death.Fluorescent probes are infused into the cell and illuminated under a standard microscope. The resulting images are processed by a SuperCard array to compensate for the distortions introduced by the measurement and then displayed in three dimensions on a PC. An alternative, incumbent, technology called con-focal microscopy employs an expensive optical system to produce similar images.

    This technology is licensed exclusively to CSPI for a period of ten years which commenced in April 1991, providing that the Company maintain certain royalty levels which Management anticipates will be met.

    The Company sells  complete  systems  ($60,000 to $100,000  exclusive of the
microscope)  to  individual   researchers  in  academia  and   biopharmaceutical
companies.

CELLscan sales were $573,000 for 1995.

ELECTROPHORESIS PRODUCTS

    Gel electrophoresis is the most widely used separation technique for proteins and nucleic acids in molecular biology. Radioactively labeled active components are separated by molecular size and visualized by exposure to photographic film. The film is scanned and the digital image produced transferred to a PC for further analysis. The characteristic patterns are interpreted to produce information concerning the nucleotide sequence of DNA, the comparison of RFLP fragments (for DNA fingerprinting and other experiments) and the expression of proteins.

    The Scanalytics division markets several shrink-wrapped software packages for gel electrophoresis analysis that sell from $1,500 to $5,000 and were developed in association with Dartmouth College and the National Cancer Institute. These packages are sold directly to individual researchers and via a number of OEM suppliers of scanner equipment.

    The Company acquired the assets of AMBIS, a supplier of radioisotopic imagers, in March 1994 and has integrated the manufacture of these products into its Billerica facility. AMBIS imagers eliminate the intermediate step of using photographic film to determine the pattern generated by gel electrophoresis. Priced from $25,000 to $50,000, AMBIS imagers appeal particularly to researchers interested in quantitative measurements.

Sales of Electrophoresis products were $1,609,000 in 1995.

VISION SYSTEMS

    This division was founded in 1994 to commercialize technology developed by United Parcel Service (UPS) to automate UPS's parcel sortation capabilities. The Danbury R/D facility of UPS had developed a bar-code reader, incorporating the Company's SuperCard-2, together with a two-dimensional bar-code for use in its high-speed sortation facilities. The Company supplied UPS with a limited number of preproduction readers for evaluation in their Grand Rapids, MI experimental facility in 1993 and then received a order for production quantities to equip a newly constructed facility in Chicago. These units were shipped in fiscal 1994/1995 and are currently in daily operation.

    The Company negotiated a non-exclusive license to the technology and is marketing the units to other potential customers. The reader has been exhibited at trade shows in the US, Europe and Japan. Datalogic, based in Bologna, Italy has been engaged to distribute the reader outside the US. Further, the Company is continuing to work with UPS's Danbury R/D facility to improve the reader's performance and reduce its cost. This engineering effort is expected to result in a product range with varying price and performance capabilities.

             MARKETS, MARKETING AND DEPENDENCE ON CERTAIN CUSTOMERS

    Applications for embedded computers include sonar and radar systems and simulators, medical imaging, seismic data processing, package sortation, and mathematical biology. The Company is able to address these widely diverse markets primarily as an OEM supplier to system integrators and high volume end-users. The current trend has returned to board-level embedded computer products which has accelerated the movement to higher unit volume, OEM customers. In the case of both Scanalytics and Vision Systems, the Company has decided to offer a complete applications solution to individual end-users. The following table sets forth the amount (in thousands of dollars) and percentage of sales revenues attributable to OEM-volume and individual end-users during fiscal years 1995, 1994 and 1993.


                                     Year Ended August

                               1995          1994            1993
OEM-volume sales         $13,344   72%  $11,264   58%  $13,331    74%
End-user sales             5,182   28%    8,196   42%    4,684    26%
                         $18,526  100%  $19,460  100%  $18,015   100%
                         ======   ====   ======  ====   =======  ====

    While military markets may be shrinking overall, CSPI's share has increased as prime contractors are encouraged to seek commercial design solutions rather than build in-house, custom products. In response to government pressure to reduce defense expenditures, procurement agencies around the world have embraced the concept of Commercial-Off-The-Shelf (COTS) based systems. Prime contractors are being directed to employ relatively inexpensive commercial components whenever possible, replacing custom, fully militarized designs. A further benefit is that commercial products are estimated to be several years ahead of militarized equivalents. The Company continues to win awards for several COTS based systems and has received volume orders as the systems are deployed. The most productive program has been sales of SuperCards for use with the U.S. Navy's DTC-2 and TAC3 computers, which are used to co-ordinate information from sensor arrays in both ship-based and shore-based installations. However, COTS products are inappropriate for systems designed for truly hazardous conditions and, to fill this need, the Company has entered into a license agreement with Hughes Aircraft Company, Fullerton, CA, which has designed a fully MIL-Spec version of the SuperCard 2XL.

    Medical imaging has enjoyed sustained growth and the variety of non-invasive technologies (e.g. MRI, PET, Ultrasound, Biomagnetics) employed is still increasing. SuperCards are sold to several medical imaging equipment suppliers on an OEM basis.

    Instrumentation for biotechnology is used for both basic research and the production of bio-pharmaceuticals. Funding for molecular and cell biology research is a priority for most industrial nations and is predicted to increase. Biotechnology techniques are now commonplace in all bio-pharmaceutical companies and are extensively employed in the manufacturing of bio-engineered drugs. Scanalytics instruments are used for both basic microbiological research and the quality control of bio-pharmaceutical production. No single customer represents a significant percentage of the total Scanalytics sales volume.

    Barcodes are familiar to anyone shopping at the local supermarket. Designed simply for product identification or zipcode encryption, these one-dimensional codes have limited information storage capacity. The trend is towards high-density, two-dimensional, machine codes capable of carrying sufficient information for decisions to be made locally. Typical of these modern codes is MaxiCode, which is designed specifically for high speed sortation tasks. However, until recently, the widespread use of two- dimensional machine codes has been limited by the lack of an accurate over-the-belt reader - an essential element in any automation scheme. The machine-code reader developed by UPS, and manufactured and marketed by the Company, addresses the need for an accurate, affordable unit capable of unattended operation.

    Besides UPS and its customers and competitors, several national post offices have shown interest in code readers. The Company believes that there are many other materials handling code readers as well. Recently, the 2D Symbology Committee of the Automobile Industry Action Group has recommended MaxiCode for the high speed sortation and tracking of incoming and outgoing goods.

    Sales to individual customers constituting 10% or more of total sales consisted of sales to UPS of $3,948,000 (21%)in fiscal year 1995. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

    The Company markets its products through sales offices in Billerica, MA, Laurel, MD, and San Diego, CA, and a French sales company (a wholly-owned subsidiary) near Paris. Elsewhere in the U.S. and throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale. Geographically, North America accounts for approximately 86% of total sales due to the dominance of U.S. based manufacturers in the Company's major markets and the wider acceptance of the VME standard in the U.S. The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 1995, 1994 and 1993.


                                      Year Ended August

                          1995             1994            1993

North America           $15,992    86%  $16,234  83%    $14,443  80%
Europe                    1,207     6%    1,392   7%      2,362  13%
Middle East                 318     2%      535   3%        431   2%
Far East                    953     5%    1,299   7%        705   4%
South America                56     1%      --    -%         74   1%
                        -------   ----  ------- ----    ------- ----
       Total            $18,526   100%  $19,460 100%    $18,015 100%
                        =======   ====  ======= ====    ======= ====


                                   COMPETITION

    The embedded computer, bar-code reader and bio-instrumentation markets are very competitive. The Company believes its products to be among the leaders in performance and price. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.

    The Company's principal direct competitors in the floating-point embedded computer market are Mercury Computer Inc., Analogic Corp., and Star Technologies, Inc. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

    The future growth of the embedded computer market depends upon providing high speed computation for a specific range of signal processing applications in a compact, low power, and inexpensive package that can be easily integrated into an OEM customer's design. Certain competitors may offer products with features not provided by CSPI today. Other companies may offer embedded computers designed for particular applications not addressed by the Company or for attachment to computers incompatible with the Company's products. Since the majority of sales are to OEM-volume users, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production and the strength of the Company's relationships with its customers.

    Competitors to Scanalytics products include Molecular Dynamics, Inc., BioImage Corp., Fuji Instruments, BioRad Corp., LKB, and Protein Databases, Inc. The majority of these competitors are small to medium-sized companies, but there is little barrier to entry for much larger companies should the market grow to more substantial proportions. The Company's competitive advantages are the use of its embedded computer in a low-cost, PC compatible environment to accelerate the interpretation of collected images and the sophistication of its internally developed software packages.

    The only direct competitor to the Company's machine code reader is Accusort Corp. which has also licensed the relevant technology from UPS. Machine code readers of conventional laser design, which have some of the same performance characteristics, are available from Computer Identics, Intermec, LaserData, Datalogic and Accu-Soft Systems, Inc. The Company's competitive advantage stems from the use of its SuperCards in the reader, its superior signal processing expertise and its proven capability as a quality supplier.

                       MANUFACTURING, ASSEMBLY AND TESTING

    All of the Company's manufacturing is performed at its plant in Billerica, MA. The primary manufacturing process is the assembly and test of printed circuit boards and systems, designed by the Company and fabricated by other vendors. The Company endeavors to build for inventory and supplies its products in a variety of standard formats. A small percentage of sales reflects products customized to a particular customer's specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

    Upon receipt of material by the Company from outside suppliers, products and components are inspected by the Company's QC/QA technicians. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and vibration procedures designed to minimize equipment failure. The Company also uses diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

    The Company is solely dependent upon Intel Corp. for the i860 micro-processor used in its SuperCard products and Bipolar Integrated Technology for a processor employed in the MAP-4000. The Company has sufficient quantities of these components on hand to satisfy anticipated demand and has been assured by Intel that supplies will continue to be available in any quantities reasonably necessary. The Company does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

    The Company provides a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year depending upon the particular unit. However, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations. The Company maintains a reserve for warranty repairs equal approximately to 2% of product sales for the last 90 days.


                                CUSTOMER SUPPORT

    The Company supports its customers in a number of ways: telephone assistance, on-site service, installation of systems (primarily in the Scanalytics division), training and education. Customers are able to call a support unit and report problems which are reviewed by an analyst. The analyst will research the problem and will assist the customer, most commonly via telephone, in an effort to correct the problem. Service of this kind is available during the warranty period, and is also available to report "bugs" in the software. Customers may purchase software and hardware maintenance and on-site service contracts after the warranty period.

    The Company offers training courses at either corporate headquarters or the customer site should the customer request it. Field and customer service support is provided through Billerica, Massachusetts, San Diego, California, Laurel, Maryland and Paris, France.

                           ENGINEERING AND DEVELOPMENT

    During fiscal 1995, the Company's expenses (including depreciation) for engineering and development were approximately $3,099,000 (17% of sales) compared to approximately $2,834,000 (15% of sales) and $3,226,000 (18% of sales) in fiscal years 1994 and 1993, respectively. Expenditures for engineering and development are expensed as they are incurred. The Company expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for embedded computer and machine code systems. Additional expenditures may be necessary to complete the conversion of the embedded computer product line from I860 based to 21060/power pc based designs. The Company's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments.

    Of the Company's 103 employees, 27 professional and staff employees were engaged in software and hardware engineering and development activities as of August 25, 1995.

    The Company does not have any patents that are material to its business.

                                     BACKLOG

    The Company's backlog of customer orders and contracts was approximately $3,055,028 at August 25, 1995 as compared to $6,010,374 at August 26, 1994. The majority of this backlog is expected to be shipped during the next fiscal year and primarily in the first quarter. The backlog of the Company has fluctuated greatly over the last three years at year end. The backlog at the end of fiscal year 1994 was unusually high due to remaining shipments for the UPS contract which were completely shipped during the first and second quarters of fiscal year 1995. Orders for SuperCard products (board-level product) have increased recently and the Company is able to ship to customers in a shorter period of time. Moreover, OEM purchasers are not committing themselves to orders of the same magnitude as has been the case in the past.

                                    EMPLOYEES

    On August 25, 1995, the Company had 103 employees, including 8 part-time. There were 27 employees engaged in embedded processor, Vision Systems, and Scanalytics engineering; 33 employees in marketing, promotion, sales and customer support; 27 employees in manufacturing, test and field service; and 16 employees in general management and administration.

    None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

                               EXECUTIVE OFFICERS

    Information about the executive officers of the Company is set forth below.

          NAME AND AGE                BUSINESS AFFILIATIONS

Samuel Ochlis (72)........      Director  of CSPI since  1972;  Chairman  of the
                                Board from  December 1991 tothe  present;  Chief
                                Executive  Officer from October 1991 to December
                                1991; President and Chief Executive Officer from
                                June 1990 to October  1991;  President and Chief
                                Operating   Officer  from  1978  to  June  1990;
                                Executive Vice President from 1974 to 1978.

David S. Botten  (51)......     Director  and  President  of CSPI since  October
                                1991; Chief Executive Officer from December 1991 to the present Chief Operating Officer of CSPI from October 1991 to December 1991; Business
                                Development Manager of EG&G Instruments Group from October 1988 to September 1991; General
                                Manager of EG&G, Princeton Applied Research from
                                September 1986 to October 1988.

Michael M. Stern (58).....      Director of CSPI from 1968 to January 1984; Vice
                                President of Operations and Treasurer of CSPI since 1968.

James A. Waggett (58).....      Director of CSPI from 1968 to January 1984; Vice
                                President of Advanced  Development  from 1974 to
                                the  present;  Business  Element  Manager of the
                                Embedded  Computing Division from August 1995 to
                                present;   Clerk   from  1971  to  March   1983;
                                Assistant Clerk from March 1983 to the present.

James E. Storer (68)......      Director of CSPI from 1974 to August 1984; Chief
                                Scientist and Vice President from 1975 to the present.

Gary W. Levine (47).......      Vice  President  of Finance and Chief  Financial
                                Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.


Donald E. Johansen (63)...      Vice  President of Business  Development of CSPI
                                since  July 1992;  Vice  President  of  Hardware
                                Engineering from 1976 to July 1992


ITEM 2. PROPERTIES

    The Company owns the land and building at 40 Linnell Circle, Billerica, MA.

    The Company owns approximately 2.8 acres of land adjacent to the Company's current facility. The Company believes space at its current location, combined with space that will be available if the Company proceeds to build on the new land, will be sufficient for future growth.

ITEM 3.  LEGAL PROCEEDINGS

    The Company was notified by the Department of Commerce (DOC) about possible violations of certain export regulations during the period from September 15, 1990 to July 16, 1991. The Company has reached an agreement with the DOC subject to final documentation, pursuant to which the Company will incur a penalty of $160,000, of which $132,000 will be paid and $28,000 will be suspended if the Company complies with export regulations for a period of one year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The  information  required by this Item is  incorporated  by reference  from
"Common Stock Data" on page 1 of the Company's 1995 Annual Report to Stockholders. American Stock Transfer Company is the Transfer Agent and
Registrar for the Company's Common Stock. There were approximately 198 Stockholders of record as of November 2, 1995. The Company believes the number beneficial owners of shares (including shares held in street name) at that date were approximately 1,200.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference from "Selected Financial Data" on page 10 of the Company's 1995 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11-15 of the Company's 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference from pages 16 to 26 and from "Independent Auditor's Report" on page 27 of the Company's 1995 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information for Directors required by this Item is incorporated by reference from the Company's Proxy Statement dated November 8, 1995 filed with respect to the Annual Meeting of Stockholders of the Company on December 12, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8K

A)  The following are filed as part of this report:

    1) Financial Statements (See item 8):

    The following financial statements of the Company are included in Part II of this report through incorporation by reference from the Company's 1995 Annual Report to Stockholders.


                                                          Annual Report
                                                              Page

    Independent Auditors' Report...............................27

    Consolidated Balance Sheets at August 25, 1995 and
    August 26, 1994............................................16

    Consolidated  Statements  of  Operations  for years
    ended  August 25,  1995, August 26, 1994 and
    August 27, 1993............................................17

    Consolidated Statements of Shareholders' Equity for
    years ended August 25, 1995, August 26, 1994 and
    August 27, 1993............................................18

    Consolidated  Statements  of Cash Flows for years  ended
    August  25,  1995, August 26, 1994 and August 27, 1993.....19

    Notes to Consolidated Financial Statements.   .............20-26

                                                        Form 10K
                                                          Page
    2) Consolidated Financial Statement Schedules

         None


    3) Exhibits

    Certain of the Exhibits listed hereunder have previously been filed with the Commission and are hereby incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated by reference is noted parenthetically.

3.1 Articles of Organization and amendments thereto, of the Company as of the end of Fiscal 1986 (Exhibit 3.1 to the Form 10-K for the year ended August 31, 1990)

3.2     By-Laws of the Company,  as amended through March 21, 1995

10.1 1981 Incentive Stock Option Plan as amended (Exhibit 10.3 to the Form S-8, File No. 2-79414, 1987 Registration Statement)

10.2 Mr. Ochlis' Employment and Deferred Compensation Agreement dated January 5, 1987 (Exhibit 10.5 to the Form S-8, File No. 2-79414, 1987
        Registration Statement)

10.3 Form of Invention Agreement between the Company and certain of its employees

10.4 CSPI Supplemental Retirement Income Plan (Exhibit 10.13 to Form 8 amendment 2 to Form 10-K for year ended August 31, 1986, dated February 23, 1987)

10.5 Trust Agreement (between CSP Inc. and Bank of Boston) dated January 5, 1987 as amended (Exhibit 10.11 to Form 10-K for year ended August 31,
        1990)

10.6 Amendment to Mr. Ochlis' Employment and Deferred Compensation Agreement dated March 20, 1989 (Exhibit 10.9 to Form 10-K for year ended August 31, 1991)

10.7 Employment Agreement between CSP Inc. and Mr. Botten dated August 14, 1991 (Exhibit 10.10 to Form 10-K for year ended August 31, 1991)

10.8 1991 Incentive Stock Option Plan (the Plan is included in the Company's Proxy Statement dated November 10, 1991 with respect to the Annual Meeting of Stockholders of the Company on December 10, 1991)

10.9 Retirement Agreement for Edmund U. Cohler (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.10 Symbology Reader License Agreement between UPS and CSPI (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.11 Software License Agreement between UPS and CSPI (Exhibit 10.12 to Form 10-K for the year ended August 26, 1994)

10.12 Patent Agreement between UPS and CSPI (Exhibit 10.13 to Form 10-K for the year ended August 26, 1994)

10.13 Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated February 6, 1995

11.0 Computation of Per Share Earnings for the years ended August 25, 1995, August 26, 1994, and August 27, 1993

13.1    1995 Annual Report to Stockholders

22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 26, 1994)

23.1    Consent of Independent Certified Public Accountants

27.1    Financial Data Schedule


                                     EXHIBIT INDEX
Exhibit
Number                                  Exhibit                                           Page


 3.2    By-Laws  of the  Company,  as amended  through  March 21,  1995                   22-30

10.3    Form of  Invention  Agreement  between  the  Company  and certain of its          31-33
        employees

10.13   Amendment to Mr.  Ochlis'  Employment  Deferred  Compensation  Agreement          34-35
        dated February 6, 1995

11.0    Computation  of Per Share  Earnings for the years ended August 25, 1995,          36
        August 26, 1994, and August 27, 1993

13.1    1995 Annual Report to Stockholders                                                37-69

23.1    Consent of Independent Certified Public Accountants                               70

27.1    Financial Data Schedule                                                           71
