Form 10-Q
period 1995-12-01
CSP INC /MA/
filed 1996-01-16
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 1, 1995 or

      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from               to

    Commission file number 0-10843

                             CSP Inc.
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Massachusetts                        04-2441294
------------------------------------          ----------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.

           40 Linnell Circle, Billerica, Massachusetts
--------------------------------------------------------------------
              (Address of principal executive offices)

  Registrant's telephone number, including area code: (508)663-7598
---------------------------------------------------------------------

                                 NONE
----------------------------------------------------------------------
   (Former name, former address, former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 APPLICABLE ONLY TO CORPORATE USERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                Outstanding January 4, 1996
     ----------------------------       ---------------------------
     Common stock, $.01 par value              2,666,020 shares

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

            Consolidated Balance Sheets.............................3

            Consolidated Statements of Operations...................4

            Consolidated Statements of Cash Flows...................5

            Notes to Consolidated Financial Statements..............6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................7

  PART II.  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K.........................15

                          CSP INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                    December 1,     August 25,
                                                       1995            1995
                                                    (Unaudited)
                                                    -----------     ---------
ASSETS
------------------------------------
Current Assets:
  Cash and cash equivalents                             $13,326       $11,069
  Marketable securities                                   4,894         6,482
  Accounts receivable, net                                3,579         3,933
  Inventories (Note 2)                                    2,343         2,150
  Deferred income taxes                                     331           368
  Prepaid expenses                                          417           471
                                                        -------      --------
     Total Current Assets                                24,890        24,473

Property, equipment and improvements                      3,432         3,470

Other Assets:
  Land held for future development                          163           163
  Deferred income taxes                                     405           355
  Other assets                                              819           818
                                                        -------       -------
       Total other assets                                 1,387         1,336
                                                        -------       -------
Total Assets                                            $29,709       $29,279
                                                        =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                 $ 1,472       $ 1,461
  Income taxes payable                                      337           150
                                                        -------       -------
     Total Current Liabilities                            1,809         1,611

Deferred compensation and retirement plans                2,001         1,943

Shareholders' Equity:
  Common stock, $.01 par value; authorized
   7,500,000 shares; issued 2,954,334 and
   2,912,304 shares                                          29            29
  Paid-in capital                                        10,396        10,187
  Retained earnings                                      17,442        17,224
  Equity adjustment foreign currency translation             65            65
                                                        -------       -------
                                                         27,932        27,505
  Less:  treasury stock at cost, 301,314 and
    273,314 shares (Note 4)                               2,033         1,780
                                                        -------        ------
     Total Shareholders' Equity                          25,899        25,725
                                                        -------       -------
Total Liabilities and Shareholders' Equity              $29,709       $29,279
                                                        =======       =======

See accompanying notes to consolidated financial statements.

                               CSP INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars In Thousands, Except For Per Share Data)
                                     (Unaudited)

                                               /-For The Three Months Ended-/
                                                December 1,    November 25,
                                                    1995           1994
                                                 ----------    -----------
Sales                                              $ 4,370       $ 4,620

Costs and Expenses, net:
   Cost of sales                                     1,755         2,236
   Engineering and development                         703           739
   Marketing and sales                               1,201         1,398
   General and administrative                          523           523
   Restructuring Costs (Note 3)                        ---           409
                                                   -------      --------
     Total costs and expenses, net                   4,182         5,305
                                                   -------      --------
Operating income (loss)                                188          (685)

Other Income                                           223           118
                                                   -------      --------
Income (loss) before income taxes                      411          (567)

Income tax expense (benefit)                           193          (135)
                                                   -------       -------
Net income (loss)                                     $218         ($432)
                                                   =======       =======

Primary earnings (loss) per share                    $0.08        ($0.15)
                                                   =======       =======

Weighted Average Shares Outstanding                  2,706         2,800
                                                   =======       =======

See accompanying notes to consolidated financial statements.

                         CSP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                               (Unaudited)

                                                /--For The Three Months Ended--/
                                                 December 1,    November 25,
                                                     1995           1994
                                                 ----------     -----------
Net income (loss)                                      $218         ($432)

Adjustments to reconcile net income to
 net cash from(used for) operating activities:
   Unrealized loss on mktble securities                 ---            11
   Depreciation and amortization                        237           184
   Deferred compensation and retirement plans            58            29
   Deferred income taxes                                (13)          ---

Changes in operating assets and liablities:
   Decrease in accounts receivable                      354         1,400
   (Increase) decrease in inventories                  (193)           83
   Decrease in prepaid expenses                          54            69
   Increase in accounts payable and accrued
      expenses                                           11           174
   Increase (decrease) in income taxes payable          187          (218)
                                                      -----         -----
   Total adjustments                                    695         1,732
                                                      -----         -----
   Net cash from operating activities                   913         1,300

Cash flows from (used for) investing activities:
   Purchase of marketable securities                (55,154)      (30,088)
   Sale of marketable securities                     56,742        28,895
   Property, equipment and improvements                (199)         (513)
   Other assets                                          (1)           25
                                                    -------       -------
   Net cash provided from (used for) investing
       activities                                     1,388        (1,681)

Cash flows from (used for) financing activities:
   Proceeds from stock options                          209            46
   Purchase of Treasury Stock                          (253)          ---
                                                    -------       -------
  Net cash from (used for) financing activities         (44)           46
                                                    -------       -------
Net increase (decrease) in cash                       2,257          (335)

Cash, beginning of period                            11,069         8,556
                                                    -------       -------
Cash, end of period                                 $13,326       $ 8,221
                                                    =======       =======
Supplementary information:

Income taxes paid , net                                $138            $8
                                                    =======       =======
Interest paid                                           ---           ---
                                                    =======       =======

See accompanying notes to consolidated financial statements.

                          CSP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted
accounting principles have been condensed or omitted.   Accordingly, the
Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 1995.

2.  Inventories:

    Inventories consist of the following:

                                  December 1,     August 25,
                                      1995          1995
                                -------------  ------------
                                           ($000's)
Raw materials                        $  994         $  851
Work-in-process                         970            822
Finished goods                          379            477
                                      -----           ----
 Total                               $2,343         $2,150
                                      =====          =====

3.  Restructuring Expenses:

In November 1994 the Company accrued approximately $409,000 of the estimated costs to be incurred in consolidating its manufacturing operations and reducing its workforce. These costs are comprised of severance costs of $288,000 and $121,000 for closing the San Diego manufacturing operation.


4.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management.

CSP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedule I and II ( page 11 and 12 ).

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995:
----------------------------------------------
Sales revenues of $4,370,000 for the three month period ended December 1, 1995 represents a decline of approximately 5% from the prior comparable period of fiscal year 1995. Sales of the Embedded Computing Division represented approximately $3,271,000 or 75% of total sales with the Supercard family of products accounting for 70% of total sales compared to only 28% in the prior comparable period of fiscal 1995. This increase is mainly due to increased shipments to U.S. based COTS programs and medical image OEM customers. Sales of older attached processor products such as the MAP-4000 and MiniMap represented less than 1% of total sales for the three month period compared to 5% in the prior comparable period. These older products are sold only to existing customers. The RTS-860 product represented less than 1% of total sales for the three month period, a decline of 4%.

The Scanalytics Division (bio-instrumentation for molecular and cell biology) sales represented 26% of total sales for the three month period compared to 16% for the comparable period of fiscal 1995. This increase was mainly attributable to an increase in shipments of the Cellscan product line which accounted for 16% of total sales for the period compared to only 4% in the comparable period of fiscal 1995. Sales generated from the Ambis product line declined to 3% of total sales compared to 6% in the prior comparable period of fiscal 1995. Software sales increased to 4% of total sales from 2% in the prior comparable quarter. This was mainly attributable to an increase in sales to OEM customers and volume distributors. Revenue from Scanalytics service contracts remained consistent with the prior comparable period accounting for approximately 2% of total revenue.

Vision Systems Division sales of machine code readers accounted for only 1% of total sales for the three months ended December 1, 1995 compared to 45% for the prior comparable period. The balance of the procurement received from UPS in 1994 for their automated sorting hub in Chicago, IL was shipped during fiscal year 1995, and we had no shipments to UPS during the first quarter of fiscal year 1996.

North American sales were approximately 89% of total sales for the three month period ended December 1, 1995 which represents a 5% increase from the prior comparable period. European sales accounted for approximately 4% of total sales, a decline from the 9% of the prior comparable period. Sales in the Far East also increased 3% to approximately 7% of total sales.

Cost of sales as a percentage of sales was approximately 40% for the three month period compared to 48% for the same period of the prior fiscal year. This decrease was primarily due to a change in products sold which tend to carry more favorable margins. A significant portion of the prior comparable quarterly sales in fiscal 1995 were derived from sales of machine code reader units which carry a higher cost of sales as a percentage of sales than either the Scanalytics or Embedded Computer products. The decreased volume of shipments to UPS accounted for a major portion of the decrease for the current period.

Engineering and development expenses as a percentage of sales for the three month period ended December 1, 1995 remained fairly consistent with the same period of the prior fiscal year at approximately 16% of sales. The increased engineering and development expenses announced on October 27, 1995 have not yet been incurred during the first quarter of fiscal 1996. The Scanalytics division engineering and development expense remained consistent with the prior comparable period at approximately 18% of total engineering and development expense. Vision Systems division accounted for approximately 9% of the total engineering and development expenses, compared to 2% for the comparable period of fiscal 1995. This increase was due to the expanded effort to upgrade the Lightning 500 bar code reader.

Sales and marketing expenses as a percentage of sales remained fairly consistent with the prior comparable period at approximatley 28% of sales. This represented a 14% decrease over the prior year. The decrease was due to a reduction in commission expense of approximately $60,000, and labor expense related to a reduction in staff which has not been replaced after the reorganization last December.

General and administrative expenses remained consistent at $523,000, which represents an increase of about 1% of total revenue. The increase in expense related to expenses for the supplemental retirement plan and expenses for ISO 9000 certification.

In November, 1994, the Company recorded restructure charges of $409,000 against operations which was based on the best information available at the time the decision was made to take the action of a work-force reduction, moving the San Diego, California manufacturing operation to Billerica, MA and to restructure and move the French subsidiary. This restructuring was completed during fiscal year 1995.

Other income has increased compared to the prior comparable period due to the change in the mix of investments from non-taxable securities to fully taxable which have higher rates of return.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY:
----------------------------------------------------

Working capital increased slightly to $23.1 million at the end of November 1995 from $22.9 million at the end of August 1995. Total cash and marketable securities increased approximately $670,000 from August 25, 1995. This increase is mainly due to the timing of cash receipts from customers. Accounts receivable decreased approximately $354,000 from August 25, 1995. This decrease is mainly due to cash receipts related to billings made at the end of fiscal 1995 and a more even sales distribution during the recent accounting period. Inventory increase $193,000 fromt the level reported at August 25, 1995. This increase is mainly due to the purchase of long-lead time items in anticipation of quarter 2 sales.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES:
------------------------------
Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the three month period ended December 1, 1995. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

                        CSP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS                 SCHEDULE I
                        PERCENTAGE OF SALES
             (Dollars In Thousands, Except For Per Share Data)
                            (Unaudited)

                                    /----For The Three Months Ended----------/
                                    December 1,     % of    November 25   % of
                                       1995         Sales      1994       Sales
                                     ---------      -----    ---------    -----
Sales                                    $ 4,370    100%     $ 4,620      100%

Costs and Expenses, net:
   Cost of sales                           1,755     40%       2,236       48%
   Engineering and development               703     16%         739       16%
   Marketing and sales                     1,201     28%       1,398       30%
   General and administrative                523     12%         523       12%
   Restructuring Costs                       ---     ---         409        9%
                                           -----    ----       -----      ----
     Total costs and expenses, net         4,182     96%       5,305      115%
                                           -----    ----       -----      ----
Operating income (loss)                      188      5%        (685)     (15%)

Other Income                                 223      6%         118        3%
                                           -----    ----       -----      ----
Income before income taxes                   411     10%        (567)     (13%)

Income tax expense (benefit)                 193      5%        (135)      (3%)
                                           -----    ----       -----      ----
Net income                                  $218      5%       ($432)     (10%)
                                           =====    ====       =====      ====

                                       11

                            CSP INC. AND SUBSIDIARIES                SCHEDULE II
                     CONSOLIDATED STATEMENTS OF OPERATION
                 PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
                (Dollars In Thousands, Except For Per Share Data)
                                 (Unaudited)

                                      /--For the Three Month Periods Ended--/
                                       December 1, 1995 vs. November 25, 1994
                                              $ Change        % Change
                                              --------        --------
Sales                                             ($250)        (5.4)%

Costs and Expenses, net:
   Cost of sales                                   (481)       (21.5)%
   Engineering and development                      (36)        (4.9)%
   Marketing and sales                             (197)       (14.1)%
   General and administrative                       ---          ---
   Restructuring Costs                             (409)      (100.0)%
                                                 ------
     Total costs and expenses, net               (1,123)       (21.2)%
                                                 ------
Operating income                                    873        127.4%

Other Income                                        105         89.0%
                                                 ------
Income before income taxes                          978        172.5%

Income tax expense                                  328        243.0%
                                                 ------
Net income                                         $650        150.5%
                                                 ======

                                       12

  PART II.   OTHER INFORMATION

     Item 4.    Submissions of Matters to a vote of Security Holders

                    NONE




     Item 6.    Exhibit and Reports on Form 8-K

                a)  Reports on Form 8-K

                    NONE

                b)  Exhibits

                    11.0 Data used in the calculation of net income
                         per share.

                    27.0 Financial Data Schedule.

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        CSP Inc.
        ------------
        (Registrant)


        Date: 1/16/96               By:  s/s David S. Botten
                                         ---------------------------
                                         David S. Botten
                                         Chief Executive Officer and
                                         President


        Date: 1/16/96               By:  s/s Gary W. Levine
                                         -----------------------------
                                         Gary W. Levine
                                         Vice President of Finance and
                                         Chief Financial Officer