Form 10-Q
period 1996-03-01
CSP INC /MA/
filed 1996-04-15
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 1, 1996 or

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

           40 Linnell Circle, Billerica, Massachusetts
              (Address of principal executive offices)

  Registrant's telephone number, including area code: (508)663-7598

                                 NONE
 (Former name, former address, former fiscal year, if changed since last report)

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

                   Class                Outstanding April 3, 1996
     Common stock, $.01 par value            2,654,470 shares

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

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................8

  PART II.  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K..........................12

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                      March 1,     August 25,
(Dollars In Thousands)                            1996          1995
                                               (Unaudited)
                                               -----------    ---------
ASSETS
Current Assets:
  Cash and cash equivalents                    $11,092         $11,069
  Marketable securities                          6,224           6,482
  Accounts receivable, net                       4,187           3,933
  Inventories (Note 2)                           2,590           2,150
  Deferred income taxes                            359             368
  Prepaid expenses                                 407             471
                                                ------         -------
     Total Current Assets                       24,859          24,473

Property, equipment and improvements             3,423           3,470

Other Assets:
  Land held for future development                 163             163
  Deferred income taxes                            384             355
  Other assets                                     819             818
                                                ------          ------
       Total other assets                        1,366           1,336
                                               -------         -------
Total Assets                                   $29,648         $29,279
                                               =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses        $ 1,585         $ 1,461
  Income taxes payable                             241             150
                                               -------         -------
     Total Current Liabilities                   1,826           1,611

Deferred compensation and retirement plans       2,051           1,943

Shareholders' Equity:
  Common stock, $.01 par value; authorized
   7,500,000 shares; issued 2,955,534 and
   2,922,034 shares                                 29              29
  Paid-in capital                               10,401          10,187
  Retained earnings                             17,309          17,224
  Equity adjustment from foreign
   currency translation                             65              65
                                               -------          ------
                                                27,804          27,505
  Less:  treasury stock at cost, 301,314 and
    273,314 shares (Note 4)                      2,033           1,780
                                               -------          ------
     Total Shareholders' Equity                 25,771          25,725
                                               -------         -------
Total Liabilities and Shareholders' Equity     $29,648         $29,279
                                               =======         =======


See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except For Per Share Data)
(Unaudited)
                                  /-For The Three Months Ended-/ /-For The Six Months Ended-/
                                     March 1,    February 24,      March 1,      February 24,
                                      1996          1995             1996            1995
                                     ------        ------           ------         ------
Sales                                $4,015        $4,747           $8,384         $9,366

Costs and Expenses, net:
  Cost of sales                       1,629         2,154            3,383          4,390
  Engineering and development           757           698            1,460          1,438
  Marketing and sales                 1,472         1,250            2,673          2,647
  General and administrative            579           607            1,102          1,129
  Restructuring Expenses (Note 3)       ---           ---              ---            409
                                     ------        ------           ------         ------
   Total costs and expenses, net      4,437         4,709            8,618         10,013
                                     ------        ------           ------         ------

Operating income (loss)                (422)           38             (234)          (647)

Other Income                            191           204              414            323
                                     ------        ------           ------         ------
Income (loss) before income taxes      (231)          242              180           (324)

Income tax expense (benefit)            (98)          102               95            (32)
                                     ------        ------           ------         ------
Net income (loss)                     ($133)         $140              $85          ($292)
                                     ======        ======           ======         ======

Primary earnings (loss) per share    ($0.05)        $0.05            $0.03         ($0.10)
                                      =====        ======           ======         ======

Weighted average shares outstanding   2,715         2,805            2,721          2,812
                                      =====        ======           ======         ======






See accompanying notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)                                  /--For The Three Months Ended--//-For The Six Months Ended-/
                                                  March 1,      February 24,     March 1,    February 24,
                                                    1996            1995          1996           1995
                                                  -------        ---------       -------       --------
Net income (loss)                                  ($133)           $140            $85          ($292)

Adjustments  to  reconcile  net  income  to
 net cash  from(used  for)  operating activities:
  Unreal. loss on marketable securities             ---                2           ---               7
  Depreciation and amortization                     188              192           425             376
  Loss on sale of fixed assets                       14              ---            14             ---
  Deferred compensation and retirement plan          50               33           108              62
  Deferred income taxes                              (7)             (52)          (20)            (52)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable       (608)             279          (254)          1,679
  (Increase) decrease in inventories               (247)             633          (440)            716
  (Increase) decrease in prepaid expenses            10              (30)           64              39
  Increase (decrease) in accounts payable and
   accrued expenses                                 113             (341)          124            (167)
  Increase (decrease) in income taxes payable       (96)             151            91             (67)
                                                 ------           ------        ------          ------
  Total adjustments                                (583)             867           112           2,593
                                                 ------           ------        ------          ------
  Net cash from (used for) operating activities    (716)           1,007           197           2,301

Cash flows from (used for) investing activities:
  Purchase of marketable securities             (52,656)         (37,921)     (107,810)        (68,003)
  Sale of marketable securities                  51,326           39,792       108,068          68,687
  Property, equipment and improvements             (193)             (93)         (392)           (606)
  Other assets                                      ---              130            (1)            155
                                                -------          -------        ------          ------
  Net cash provided from (used for) investing
     activities                                  (1,523)           1,908          (135)           233

Cash flows from (used for)financing activities:
  Proceeds from stock options                         5                5           214            51
  Purchase of Treasury Stock                        ---              ---          (253)          ---
                                                -------          -------        ------        ------
  Net cash from (used for) financing activities       5                5           (39)           51
                                                -------          -------        ------        ------
Net increase(decrease) in cash                   (2,234)          2,920            23          2,585

Cash, beginning of period                        13,326           8,221        11,069          8,556
                                                -------         -------        ------         ------
Cash, end of period                             $11,092         $11,141       $11,092        $11,141
                                                =======         =======       =======        =======
Supplementary information:

Income taxes paid, net                             ---              $26           ---          $106
                                                  ====             ====          ====          ====

Interest paid                                      ---              $50           ---          $50
                                                  ====             ====          ====         ====

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The  accompanying  consolidated  financial  statements have been prepared by the
Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's fiscal year end is on the last Friday in August. Fiscal year 1996 is 53 weeks, with the first quarter being 14 weeks in length, and the remaining three quarters each 13 weeks in length.

2.  Inventories:
    Inventories consist of the following:

                                               March 1,       August 25,
                                                1996             1995
                                             ---------        ----------
                                                       ($000's)
    Raw materials                              $1,272           $  851
    Work-in-process                               874              822
    Finished goods                                444              477
                                               ------           ------
           Total                               $2,590           $2,150
                                               ======           ======

3.  Restructuring Expenses:

In November 1994 the Company accrued approximately $409,000 of the estimated costs to be incurred in consolidating its manufacturing operations and reducing its work force. These costs are comprised of severance costs of $288,000 and $121,000 for closing the San Diego manufacturing operation.

4.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 150,000 additional shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through March 1, 1996, the Company has repurchased 301,314 or 70% of the total authorized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedules I and II ( pages 12 and 13 ).

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995:
Sales revenues of $4,015,000 and $8,384,000 for the three and six months periods ended March 1, 1996 represent a decline of 15.4% and 10.5%, respectively, from the prior comparable periods of fiscal year 1995 of $4,747,000 and $9,366,000.

Sales of the Computer Signal Processing division (CSP),(formerly known as the Embedded Computing division) represented approximately 76% of total sales revenue for the three and six month periods ended March 1, 1996. This represents an increase of approximately 5% and 33% from the prior comparable three and six month periods sales,respectively. The Supercard family of products represented 94% of current year division sales compared to 68% in the prior year. A major portion of this increase is due mainly to increased shipments to various U.S. based COTS programs and our current OEM customers. Sales of older attached processor products continue to decline with the MAP-4000, MiniMap, and RTS, which are only sold to existing customers. These products represented less than 1% of total division sales compared to 27% in the prior comparable six month period.

The Scanalytics division (bio-instrumentation for molecular and cell biology) sales represented $595,000 and $1,671,000 of total sales for the three and six month periods ended March 1, 1996 compared to $412,000 and $1,128,000 for the prior comparable periods. This increase is primarily attributable to shipments of the CellScan product which increased to $954,000 for the six months ended March 1, 1996 compared to $311,000 for the six months ended February 24, 1995, an increase of over 200%. Sales of the Ambis product line for the six months ended March 1, 1996 remained consistent with the prior comparable period, accounting for approximately 4% of total sales. Revenue generated from service contracts and software sales for the six month period ended March 1, 1996 remained consistent at 2% and 3%, respectively.

Vision Systems division sales of $378,000 and $400,000 accounted for approximately 10% and 5% of total sales for the three and six month periods ended March 1, 1996 compared to $1,417,000 and $3,495,000, or 30% and 38%, respectively, in the prior fiscal year. The decline in revenue occurred because no significant orders were received from UPS or other customers for the machine code readers.

North American sales represented 90% of total year to date sales compared to 86% for the prior comparable six month period. Sales in the Far East accounted for approximately 7% for the six month period ended March 1, 1996 compared to 5% of total sales for the comparable period of fiscal 1995. European sales declined to 3% of total sales compared to 6% in the prior comparable period. Sales in the Middle East declined from 2% of total sales for the six month period ended February 24, 1995 to less than 1% for the six month period ended March 1, 1996.

Cost of sales as a percentage of sales was approximately 41% and 40% for the three and six month periods ended March 1, 1996 compared to 45% and 47% for the prior comparable periods. The improvement in gross margin was primarily due to a change in sales mix towards large shipments of CSP division products which tend to carry more favorable margins. A significant portion of the prior comparable period sales were derived from sales of machine code reader units which yield lower gross margins than either the Scanalytics or CSP products.

Total engineering and development expense increased approximately 9% and 2% for the three and six month periods ended March 1, 1996 compared to the prior comparable fiscal periods. The increase in CSP division engineering and development efforts announced on October 27, 1995 have resulted in an increase of 15% over the first quarter of fiscal 1996 and will be increasing significantly over the next four to five quarters to complete the new product offering on Motorola's PowerPC and Analog Devices' 21060. Scanalytics Engineering and development expense decreased 2% and 1%, to 17% of the total expense for the three and six month periods ended March 1, 1996 compared to the prior comparable periods of fiscal 1995. Vision Systems engineering and development expense increased 3% and 4% from the prior comparable three and six month periods. This increase is mainly attributable to the expanded effort to upgrade the Lightning 500 machine code reader.

Total sales and marketing expense increased approximately $222,000 and $26,000 for the three and six month periods ended March 1, 1996 compared to the three and six month periods ended February 24, 1995. CSP division sales and marketing expense accounted for approximately 59% and 57% of total sales and marketing expense for the three and six month periods ended March 1, 1996. The CSP division sales and marketing expense increased $158,000 (23%) and decreased $138,000 (9%) for the three and six month periods ended March 1, 1996 compared to the prior comparable periods. The increase for the three month period is mainly attributable to the reclassification of expenses of sales and marketing personnel which were reported in the first quarter as general and administrative expenses. This represents 66% of the increase. The decrease for the six month period was due to employee reductions and for the restructure of our Paris, France operation made in November 1994. The Scanalytics division sales and marketing expense accounted for approximately 29% and 30% of the total sales and marketing expense for the three and six months periods ended March 1, 1996 compared to 31% and 28% for the prior comparable periods. The total Scanalytics sales and marketing expense increased $35,000 and $78,000 to $415,000 and $804,000 for the three and six month periods ended March 1, 1996 compared to $380,000 and $726,000 for the prior comparable periods. This increase is primarily attributable to sales commissions and the addition of new staff in the customer support and sales areas. Vision Systems sales and marketing expense accounted for approximately 13% and 14% of the total sales and marketing expense for the three and six month periods ended March 1, 1996 compared to 13% and 11% for the prior comparable periods. The increase for the six month period is mainly due to an increase in trade show and travel expenses.

Total general and administrative expense decreased $28,000 and $27,000 for the three and six month periods ended March 1, 1996 compared to the prior comparable periods. Included in the year to date fiscal 1996 expense is approximately
$220,000 for the one-time charges related to the departure of the Chief Executive Officer. This increase was partially offset by the reclassification in expense of CSP division sales and marketing expense.

Other income has increased compared to the prior year due to the change in the mix of investments from non-taxable securities to fully taxable which have higher rates of return.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY:

Working capital increased to $23.0 million at March 1, 1996 from $22.9 million at the end of August 1995. Net accounts receivable increased approximately $254,000 from August 25, 1995. This increase is mainly due to a temporary lag in collection efforts due to the holiday season and sales to international customers which are invoiced on 45 day payment terms, and not to collection problems. During the period from March 2, 1996 to April 3, 1996 collection efforts have been increased and approximately 40% of the outstanding accounts receivable balance at March 1, 1996 has been collected. Inventory increased $440,000 from the level reported at August 25, 1995. This increase is mainly due to the purchase of long-lead time items.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES:

Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the three and six month periods ended March 1, 1996. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                                                           SCHEDULE I
PERCENTAGE OF SALES
(Dollars In Thousands)
(Unaudited)
                                    /---For The Three Months Ended---/  /----For The  Six  Months  Ended----/
                                     March 1, % of  February 24, % of  March 1, % of   February 24, % of
                                      1996   Sales   1995      Sales    1996   Sales       1995   Sales
                                    -------  -----  -------    -----   -------  -----  ----------- -----
Sales                               $ 4,015   100%  $ 4,747     100%   $8,384    100%     $9,366   100%

Costs and expenses, net:
   Cost of sales                      1,629    41%    2,154      45%    3,383     40%      4,390    47%
   Engineering and development          757    19%      698      15%    1,460     17%      1,438    15%
   Marketing and sales                1,472    37%    1,250      26%    2,673     32%      2,647    28%
   General and administrative           579    14%      607      13%    1,102     13%      1,129    12%
   Restructuring Expenses               ---   ---       ---     ---       ---    ---         409     4%
                                     ------           -----             -----              -----
     Total costs and expenses, net    4,437   111%    4,709      99%    8,618    103%     10,013   107%
                                     ------           -----             -----              -----
Operating income (loss)                (422)  (11%)      38       1%     (234)    (3%)      (647)   (7%)

Other Income                            191     5%      204       4%      414      5%        323     3%
                                      -----           -----             -----              -----
Income (loss) before income taxes      (231)   (6%)     242       5%      180      2%       (324)   (3%)

Income tax expense (benefit)            (98)   (2%)     102       2%       95      1%        (32)   (1%)
                                      -----           -----             -----              -----
Net income (loss)                     ($133)   (3%)    $140       3%      $85      1%      ($292)   (3%)
                                      =====          ======             =====              =====

CSP INC. AND SUBSIDIARIES                                                               SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars In Thousands)
(Unaudited)
                          /----For the Three Months Ended---//--For The Six Months Ended----/
                             March 1,1996 vs. Feb. 24,1995     March 1, 1996 vs. Feb. 24,1995
                                   $ Change       % Change        $ Change        % Change
                                   --------       --------        --------        --------
Sales                                ($732)         (15.4)%         ($982)          (10.5%)

Costs and expenses, net:
 Cost of sales                        (525)         (24.4)%        (1,007)          (22.9%)
 Engineering and development            59            8.5 %            22             1.5%
 Marketing and sales                   222           17.8 %            26             1.0%
 General and administrative            (28)          (4.6)%           (27)           (2.4%)
 Restructuring Expenses                ---             ---           (409)          100.0%
                                    ------                         ------
   Total costs and expenses, net      (272)          (5.8)%        (1,395)          (13.9%)
                                    -------                        ------
Operating income (loss)               (460)      (1,210.5)%           413           (63.8%)

Other income                           (13)          (6.4)%            91            28.6%
                                    -------                        ------
Income (loss) before income taxes     (473)        (195.5)%           504          (155.6%)

Income tax expense (benefit)          (200)        (196.1)%           127          (396.9%)
                                    -------                        ------
Net income (loss)                    ($273)        (195.0)%          $377          (129.1%)
                                    =======                        ======

  PART II.   OTHER INFORMATION

     Item 4.    Submissions of Matters to a vote of Security Holders

                The Company held its Annual Meeting of Stockholders on December 12, 1995. The following matter was approved at the meeting.

                1) David S. Botten, Stanford A. Fingerhood, and C. Shelton James were elected as Class III members of the Board of Directors for a term of three years.


     Item 6.    Exhibit and Reports on Form 8-K

                a)  Reports on Form 8-K

                    NONE

                b)  Exhibits

                    11.0 Data used in the calculation of net income
                         per share.

                    27.0 Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        CSP Inc.
        (Registrant)


        Date: April 12, 1996        By:  s/s Gary W. Levine
                                         -------------------------
                                         Chief Executive Officer and
                                         President, Acting


        Date: April 12, 1996        By:  s/s Gary W. Levine
                                         ------------------
                                         Vice President of Finance and
                                         Chief Financial Officer