Form 10-Q
period 1996-05-31
CSP INC /MA/
filed 1996-07-15
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 1996 or

      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from               to

    Commission file number 0-10843

                                    CSP Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                                    04-2441294
- ---------------------------------------            -----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.

                   40 Linnell Circle, Billerica, Massachusetts
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: (508)663-7598
- --------------------------------------------------------------------------------

                                 NONE
- --------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 APPLICABLE ONLY TO CORPORATE USERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                          Outstanding July 11, 1996
- -------------------------------------        -----------------------------------
     Common stock, $.01 par value                       2,773,870 shares


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

            Consolidated Statements of Operations...................4

            Consolidated Statements of Cash Flows...................5

            Notes to Consolidated Financial Statements..............6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................8

  PART II.  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K..........................12

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                            May 31,            August 25,
(Dollars In Thousands)                                                  1996                 1995
                                                                     (Unaudited)
                                                                     -----------           ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $10,559               $11,069
  Marketable securities                                                7,099                 6,482
  Accounts receivable, net                                             3,761                 3,933
  Inventories (Note 2)                                                 2,335                 2,150
  Deferred income taxes                                                  392                   368
  Prepaid expenses                                                       391                   471
                                                                      ------               -------
     Total Current Assets                                             24,537                24,473

Property, equipment and improvements, net                              3,508                 3,470

Other Assets:
  Land held for future development                                       163                   163
  Deferred income taxes                                                  344                   355
  Other assets                                                           868                   818
                                                                      ------                ------
       Total Other Assets                                              1,375                 1,336
                                                                     -------               -------
Total Assets                                                         $29,420               $29,279
                                                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $ 1,616               $ 1,461
  Income taxes payable                                                    99                   150
                                                                     -------               -------
     Total Current Liabilities                                         1,715                 1,611

Deferred compensation and retirement plans                             2,090                 1,943

Shareholders' Equity:
  Common stock, $.01 par value; authorized
   7,500,000 shares; issued 2,957,284 and
   2,922,034 shares                                                      29                     29
  Paid-in capital                                                    10,412                 10,187
  Retained earnings                                                  17,142                 17,224
  Equity adjustment from foreign
   currency translation                                                  65                     65
                                                                    -------                 ------
                                                                     27,648                 27,505
  Less:  treasury stock at cost, 301,314 and
    273,314 shares (Note 4)                                           2,033                  1,780
                                                                    -------                 ------
     Total Shareholders' Equity                                      25,615                 25,725
                                                                    -------                -------
Total Liabilities and Shareholders' Equity                          $29,420                $29,279
                                                                    =======                =======



See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except For Per Share Data)
(Unaudited)
                                  /-For The Three Months Ended-/ /-For The Nine Months Ended-/
                                     May 31,       May 26,          May 31,        May 26,
                                      1996          1995             1996            1995
                                     ------        ------           ------         ------
Sales                                $4,007        $4,775          $12,392        $14,142

Costs and Expenses, net:
  Cost of sales                       1,802         2,003            5,186          6,393
  Engineering and development           982           754            2,443          2,192
  Marketing and sales                 1,410         1,126            4,083          3,773
  General and administrative            349           682            1,450          1,811
  Restructuring Expenses (Note 3)       ---           ---              ---            409
                                     ------        ------           ------         ------
   Total costs and expenses, net      4,543         4,565           13,162         14,578
                                     ------        ------           ------         ------

Operating income (loss)                (536)          210             (770)          (436)

Other Income                            222           268              636            590
                                     ------        ------           ------         ------
Income (loss) before income taxes      (314)          478             (134)           154

Income tax expense (benefit)           (147)          158              (52)           126
                                     ------        ------           ------         ------
Net income (loss)                     ($167)         $320             ($82)           $28
                                     ======        ======           ======         ======

Primary earnings (loss) per share    ($0.06)        $0.11           ($0.03)         $0.01
                                      =====        ======           ======         ======

Weighted average shares outstanding   2,706         2,798            2,716          2,806
                                      =====        ======           ======         ======







See accompanying notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)                               /--For The Three Months Ended--//-For The Nine Months Ended-/
                                                  May 31,         May 26,       May 31,       May 26,
                                                    1996            1995          1996          1995
                                                  -------        ---------       -------      --------
Net income (loss)                                  ($167)           $320          ($82)          $28

Adjustments to reconcile net income to
 net cash from(used for) operating activities:
  Unreal. (gain) loss on marketable securities        2              (11)            2             4
  Depreciation and amortization                     256              199           681           575
  Loss on sale of fixed assets                       10                2            24             2
  Deferred compensation and retirement plan          39               39           147           101
  Deferred income taxes                               7              (34)          (13)          (86)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable        426             (151)          172         1,528
  (Increase) decrease in inventories                255              237          (185)          953
   Decrease in prepaid expenses                      16               48            80            87
   Increase in accounts payable and
   accrued expenses                                  31              325          155            158
  (Decrease) in income taxes payable               (142)             (38)         (51)          (105)
                                                 ------           ------        ------        ------
  Total adjustments                                 900              616         1,012         3,217
                                                 ------           ------        ------        ------
  Net cash from operating activities                733              936           930         3,245

Cash flows from (used for) investing activities:
  Purchase of marketable securities             (41,163)         (46,396)     (148,973)     (111,343)
  Sale of marketable securities                  40,286           46,176       148,354       111,799
  Property, equipment and improvements             (351)            (162)         (743)         (768)
  Other assets                                      (49)              29           (50)          184
                                                -------          -------        ------        ------
  Net cash (used for) investing activities       (1,277)           (353)        (1,412)         (128)

Cash flows from (used for)financing activities:
  Proceeds from stock options                        11              ---           225            51
  Purchase of Treasury Stock                        ---             (217)         (253)         (217)
                                                -------          -------        ------        ------
  Net cash from (used for) financing activities      11             (217)          (28)         (166)
                                                -------          -------        ------        ------
Net increase(decrease) in cash                     (533)             366          (510)        2,951

Cash, beginning of period                        11,092           11,141        11,069         8,556
                                                -------          -------        ------        ------
Cash, end of period                             $10,559          $11,507       $10,559       $11,507
                                                =======          =======        ======        ======
Supplementary information:

Income taxes paid, net                             ---             $214           ---          $631
                                                  ====             ====          ====          ====

Interest paid                                      ---              ---           ---           $50
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

2.  Inventories:
    Inventories consist of the following:
                                               May 31,        August 25,
                                                1996             1995
                                             ---------        ----------
                                                       ($000's)
    Raw materials                              $1,068           $  851
    Work-in-process                               855              822
    Finished goods                                412              477
                                               ------           ------
           Total                               $2,335           $2,150
                                               ======           ======

3.  Restructuring Expenses:

In November 1994 the Company accrued approximately $409,000 of the estimated costs to be incurred in consolidating its manufacturing operations and reducing its work force. These costs are comprised of severance costs of $288,000 and $121,000 for closing the San Diego manufacturing operation.

4.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 150,000 additional shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through May 31,1996 the Company has repurchased 301,314 or 70% of the total authorized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedules I and II ( pages 12 and 13 ).

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995:

Sales revenues of $4,007,000 and $12,392,000 for the three and nine month periods ended May 31, 1996 represent a decline of 16% and 13%, respectively, from the prior comparable periods of fiscal year 1995.

Sales of the CSP division,(formerly known as the Embedded Computing division) were approximately $3,015,000 and $9,328,687 for the three and nine month periods ended May 31, 1996. This represents a decline of approximately 21% and 10% from the prior comparable periods of fiscal year 1995. A major portion of this decline is due to decreased shipments of older products such as the MAP-4000, MiniMap, and RTS, which are only sold to existing customers. These products represented approximately 7% and 2% of division sales for the three and nine month periods ended May 31, 1996 compared to 16% and 22% in the prior comparable periods. The Supercard family of products represented approximately 87% and 92% of division sales for the three and nine month periods ended May 31, 1996 compared to 78% and 73% in the prior comparable periods. This increase is mainly due to increased shipments to various U.S. based COTS programs and our current OEM customers. Service revenue for the division accounted for approximately 2% of divisional revenue for the nine month periods ended May 31, 1996 and May 26, 1995.

The Scanalytics division (bio-instrumentation for molecular and cell biology) sales were $563,000 and $2,234,000 for the three and nine month periods ended May 31, 1996 compared to $522,000 and $1,649,000 for the prior comparable periods. This increase is primarily attributable to shipments of the CellScan product which represented approximately $195,000 and $1,216,000 for the three and nine months ended May 31, 1996 compared to $171,000 and $481,000 for prior comparable periods. Sales of the Ambis product line for the three and nine months ended May 31, 1996 were approximately $106,000 and $333,000 compared to $172,000 and $542,000 for the prior comparable periods. Revenue generated from service contracts and software sales for the three and nine month periods ended

May 31, 1996 accounted for 45% and 31% of divisional revenue, compared to approximately 27% and 32% in the prior comparable periods.

Vision Systems division sales were approximately $429,000 and $829,000 for the three and nine month periods ended May 31, 1996 compared to $453,000 and $3,948,000 in the prior comparable periods. The decline in revenue occurred because no significant orders were received from UPS or other customers for the machine code readers during the current three and nine month periods ended May 31, 1996.

North American sales represented 90% of total year to date sales compared to 86% for the prior comparable nine month period. Sales in the Far East accounted for approximately 7% for the nine month period ended May 31, 1996 compared to 5% of total sales for the comparable period of fiscal 1995. European and Middle East sales declined to 4% of total sales compared to 12% in the prior comparable period.

Cost of sales as a percentage of sales was approximately 45% and 42% for the three and nine month periods ended May 31, 1996 compared to 42% and 46% for the prior comparable periods. The improvement in year to date gross margin was primarily due to a change in sales mix towards large shipments of CSP division products which tend to carry more favorable gross profit margins. A significant portion of the prior comparable period sales were derived from sales of machine code reader units which yield lower gross margins than either the Scanalytics or CSP products.

Total engineering and development expense increased approximately 31% and 12% for the three and nine month periods ended May 31, 1996 compared to the prior comparable fiscal periods. The increase in CSP division engineering and development efforts announced on October 27, 1995 have resulted in an increase of 15% over the first quarter of fiscal 1996 and will be increasing significantly over the next four to five quarters to complete the new product offering on Motorola's PowerPC and Analog Devices' 21060. Approximately $79,000 and $144,000 of the increase from the prior comparable three and nine month periods is attributable to the expanded effort to upgrade the Lightning 500 machine code reader.

Sales and marketing expenses as a percentage of sales for the three and six months ended May 31, 1996 increased to 36% and 33% from 24% and 27% for the prior comparable periods. Total sales and marketing expense increased approximately $284,000 and $310,000 for the three and nine month periods ended May 31, 1996 compared to the three and nine month periods ended May 26, 1995. This increase is mainly attributable to the reclassification of expenses of CSP division sales and marketing personnel which were reported in the first quarter as general and administrative expenses, increased sales commissions expense, and increased labor expense due to the addition of new staff in the Scanalytics customer support and sales areas. These increase were partially offset by a reduction in expense due to employee reductions and for the restructure of our Paris, France operation made in November 1994.

General and administrative expenses as a percentage of sales decreased to 9% and 12% for the three and nine month periods ended May 31, 1996 compared to the same periods of fiscal 1995. Total general and administrative expense decreased $333,000 and $361,000 for the three and nine month periods ended May 31, 1996 compared to the same periods of 1995. Included in the year to date fiscal 1996 expense is approximately $220,000 for the one-time charges related to the departure of the Chief Executive Officer. This increase was partially offset by the reclassification in expense of CSP division sales and marketing expense and a decline of other administrative expense related to the vacant C.E.O. position. The decline is also attributed to a decrease in legal expense of approximately $72,000 related to a one time charge for the Department of Commerce settlement in fiscal 1995.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY:

Working capital decreased to $22.8 million at May 31, 1996 from $22.9 million at the end of August 1995. Net accounts receivable decreased approximately $172,000 from August 25, 1995 due to an increase in collection efforts. Inventory increased $185,000 from the level reported at August 25, 1995. This increase is mainly due the purchase of long-lead time items and the anticipated fourth quarter sales.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES:

Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the three and nine month periods ended May 31, 1996. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                 SCHEDULE I
PERCENTAGE OF SALES
(Dollars In Thousands)
(Unaudited)
                                   /---For The Three Months  Ended---/  /----For The nine Months Ended----/
                                    May 31,   % of   May 26,  % of    May 31,   % of    May 26,   % of
                                     1996    Sales    1995    Sales    1996     Sales    1995     Sales
                                    -------  -----   -------  -----   -------   -----   --------   -----
Sales                               $ 4,007   100%  $ 4,775     100%  $12,392    100%    $14,142   100%

Costs and expenses, net:
   Cost of sales                      1,802    45%    2,003      42%    5,186     42%      6,393    46%
   Engineering and development          982    25%      754      16%    2,443     20%      2,192    16%
   Marketing and sales                1,410    36%    1,126      24%    4,083     33%      3,773    27%
   General and administrative           349     9%      682      15%    1,450     12%      1,811    13%
   Restructuring Expenses               ---     0%      ---       0%      ---      0%        409     3%
                                     ------           -----             -----              -----
         Total costs and expenses,
          net                         4,543   114%    4,565      96%   13,162    107%     14,578   103%
                                     ------           -----             -----              -----
Operating income (loss)                (536)  (14%)     210       5%     (770)    (7%)      (436)  (3%)

Other Income                            222     6%      268       6%      636      6%        590     45
                                      -----           -----             -----              -----
Income (loss) before income taxes      (314)   (8%)     478      10%    (134)     (1%)       154     1%

Income tax expense (benefit)           (147)   (4%)     158       4%     (52)     (1%)       126     1%
                                      -----           -----             -----              -----
Net income (loss)                     ($167)   (5%)    $320       7%    ($82)     (1%)       $28     1%
                                      =====          ======             =====              =====

CSP INC. AND SUBSIDIARIES                                            SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars In Thousands)
(Unaudited)
                                               /----For the Three Months Ended---//--For The Nine Months Ended----/
                                                    May 31,1996 vs. May 26,1995    May 31, 1996 vs. May 26,1995
                                                      $ Change       % Change        $ Change        % Change
                                                      --------       --------        --------        --------
Sales                                                  ($768)         (16.1)%       ($1,750)          (12.4%)

Costs and expenses, net:
 Cost of sales                                          (201)         (10.0)%        (1,207)          (18.9%)
 Engineering and development                             228           30.2 %           251            11.5%
 Marketing and sales                                     284           25.2 %           310             8.2%
 General and administrative                             (333)         (48.8)%          (361)          (19.9%)
 Restructuring Expenses                                  ---            ---            (409)         (100.0%)
                                                      ------                         ------
   Total costs and expenses, net                         (22)          (.05)%        (1,416)           (9.7%)
                                                     -------                         ------
Operating income (loss)                                 (746)        (355.2)%          (334)          (76.6%)

Other income                                             (46)         (17.2)%            46             7.8%
                                                     -------                         ------
Income (loss) before income taxes                       (792)        (165.7)%          (288)         (187.0%)

Income tax expense (benefit)                            (305)        (193.0)%          (178)         (141.3%)
                                                     -------                         ------
Net income (loss)                                      ($487)        (152.2)%         ($110)         (392.9%)
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


CSP Inc.
- ------------
(Registrant)


Date: July 15, 1996         By:  s/s Gary W. Levine
                                 -------------------------
                                 Gary W. Levine
                                 Chief Executive Officer and
                                 President, Acting


Date: July 15, 1996         By:  s/s Gary W. Levine
                                 ------------------
                                 Gary W. Levine
                                 Vice President of Finance and
                                 Chief Financial Officer



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CSP Inc.
- ------------
(Registrant)


Date:                          By:
     ----------------------       --------------------------------
                                   Gary W. Levine
                                   Chief Executive Officer
                                   and President, Acting


Date:                          By:
     ----------------------       --------------------------------
                                   Vice President of Finance
                                   and Chief Financial Officer


