Form 10-K405
period 1996-08-30
CSP INC /MA/
filed 1996-11-27
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended AUGUST 30, 1996    or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ____
     Commission file number 0-10843

                                    CSP INC.
                                    --------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                       04-2441294
       -------------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

40 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS                  01821
-------------------------------------------                  -----
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (508)663-7598

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on November 15, 1996, was $20,267,021.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 2,657,970 at November 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Items 5, 6, 7 and 8 is incorporated by reference to the Registrant's 1996 Annual Report to Stockholders. The information required by Part III, Items 10,11,12 and 13 is incorporated by reference to the Registrant's Proxy Statement dated November 11, 1996 filed with respect to the Annual Meeting of Stockholders of the Registrant to be held on December 10, 1996.

                                    CSP Inc.
                                    Form 10-K
                           Year Ended August 30, 1996

Item Number
in Form 10-K                  Table of Contents               Page
------------                  -----------------               ----
                                     Part I

    1      Business........................................     4
    2      Properties......................................    14
    3      Legal Proceedings...............................    14
    4      Submission of Matters to a Vote
            of Security Holders............................    14

                                     Part II

    5      Market for Registrant's Common Equity
            and Related Stockholder Matters................    15
    6      Selected Financial Data.........................    15
    7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..    15
    8      Financial Statements and Supplementary Data.....    15
    9      Change in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........    15

                                    Part III

   10      Directors and Executive Officers of the
            Registrant......................................   16
   11      Executive Compensation...........................   16
   12      Security Ownership of Certain Beneficial Owners
            and Management..................................   16
   13      Certain Relationships and Related Transactions...   16

                                     Part IV

   14      Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................   17

                                     Part I

Item 1.  Business

                                     GENERAL
                                     -------

CSP Inc. (the "Company" or "CSPI") was founded in 1968 and is located in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. CSPI pioneered the concept of embedded computers specifically designed to carry out scientific calculations at very high speeds. The Company had its initial public offering in 1982. In 1988, the Company established its Scanalytics product group to develop and market imaging systems for molecular and cell biology. In 1994, the Company established its Vision Systems product group to commercialize technology developed by United Parcel Service (UPS) to automate parcel sortation capabilities. CSPI sells all products through its own direct sales force in the U.S., with 14% of total sales outside the U.S. via a worldwide organization of distributors.

                                CURRENT PRODUCTS
                                ----------------

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

Historically, the Company provided embedded computers (Mini- MAP and MAP 4000) for use with Digital Equipment Corporation's Q-Bus based Micro-VAX minicomputers. These products are still supplied to a small number of OEM customers and represent $20,950 of embedded computer sales in 1996.

The majority of products sold are VME-based boards (called SuperCards) which are incorporated into customized signal processing systems by OEM customers. Now in its fourth generation, the SuperCard family is a product line of embedded signal processors that employ multiple Intel i860 RISC microprocessors. The latest version, the SuperCard-4SLX, employs eight 40MHz i860's and provides 640 MFLOPS of computational power with 64 MB of high speed memory and a high bandwidth interconnection scheme based upon National Semiconductor's QuickRing.

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

SuperCard products are priced from $5,000 to $45,000 (depending upon model and quantity) and represented $11,672,000 of embedded computer sales in 1996.

The development of a new generation of VME board level products ( called MAP series ) has been on-going. These products are designed around Analog Devices / 21060 DSP chip and the PowerPC RISC processor from Motorola. The first MAP product, the MAP 1310/11 is starting volume shipment now. The MAP-1310/11
(single VME slot) delivers 1 Gigaflops of DSP power with 8 x 21060's on a daughterboard and a VME and PowerPC 603 RISC processor. The PowerPC uses VxWorks ( Wind River Systems ) Real Time Kernel while Analog Devices C Compiler and CSPI's Standard Signal Processing Library is used for the 21060 DSP chip operation. The MAP-1310/11 supports third party PMC(PCI) modules offering a large set of standard I/O options. The MAP-1310/11 is priced from $6,000 to $30,000, depending upon the model and quantity purchased.

New models in the MAP series are currently under development and will incorporate Myrinet, a high performance multi-gigabytes/sec network technology by Myricom, Inc. Myrinet technology will be used to implement a high performance board to board interconnect inside one or multiple VME systems. Multiple PowerPCs on a single VME slot and optimized sortware for Myrinet are part of the current development to introduce a high performance scalable network multicomputing solution for real time applications. The company differentiates itself from its major competitors by its use of standard interfaces and the interoperability this affords its OEM customers.

SCANALYTICS

CELLSCAN, 3D FLUORESCENCE MICROSCOPY
Based upon technology developed by the University of Massachusetts Medical Center in over ten years of research, CELLscan is a system designed to allow the in vivo analysis of the internal workings and structure of living cells. The system permits cell biologists to study the cell's reaction to external stimuli and understand the fundamental processes of cell life and death. Fluorescent probes are infused into the cell and illuminated under a standard microscope.

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

CELLscan sales were $1,263,000 for 1996.

ELECTROPHORESIS PRODUCTS

Electrophoresis is the most widely used technique for the separation of proteins and nucleic acids in the life sciences. Active components are separated by charge and molecular weight in thin gels and capillaries and then detected using inherent properties or reporter molecules. These reporter molecules can be radioactive labels, colored stains or chemiluminescent and fluorescent dyes. Images obtained by the scanning of these gels and capillaries are then analyzed for pertinent data using PC based software packages. Significant methodologies using this data include large-scale DNA sequencing, DNA fragment analysis for microbial identification, population genetics, and forensics, and routine QC/QA of protein and nucleic acids in the biopharmaceutical industry.

The Scanalytics product group markets several shrink-wrapped software packages for electrophoresis analysis that sell from $1,500 to $6,500. These packages were developed in cooperation with various university and research institute collaborators. GELLAB II+, a product for the analysis of 2-D electrophoresis was developed as a direct result of a Cooperative Research and Development agreement with the National Cancer Institute. These packages are sold directly to individual researchers and via a number of distributors and OEM suppliers of scanner and capillary electrophoresis instruments.

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

Sales of Electrophoresis products were $1,040,000 in 1996.

VISION SYSTEMS

This product group was founded in 1994 to commercialize technology developed by United Parcel Service (UPS) to automate UPS's parcel sortation capabilities. The Danbury R/D facility of UPS had developed a bar-code reader, incorporating the Company's SuperCard-2, together with a two-dimensional bar-code for use in its high-speed sortation facilities. The Company supplied UPS with a limited number of preproduction readers for evaluation in their Grand Rapids, MI experimental facility in 1993 and then received an order for production quantities to equip a newly constructed facility in Chicago. These units were shipped in fiscal 1994/1995 and are currently in daily operation.

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


             MARKETS, MARKETING AND DEPENDENCE ON CERTAIN CUSTOMERS
             ------------------------------------------------------

Applications for embedded computers include sonar and radar systems and simulators, medical imaging, seismic data processing, package sortation, and mathematical biology. The Company is able to address these widely diverse markets primarily as an OEM supplier to system integrators and high volume end-users. The current trend has returned to board-level embedded computer products which has accelerated the movement to higher unit volume, OEM customers. In the case of both Scanalytics and Vision Systems, the Company has decided to offer a complete applications solution to individual end-users. The following table sets forth the amount (in thousands of dollars) and percentage of sales revenues attributable to OEM-volume and individual end-users during fiscal years 1996, 1995 and 1994.

                                     Year Ended August
                                     -----------------
                              1996           1995            1994
                              ----           ----            ----
OEM-volume sales         $13,338   81%   $13,344   72%   $11,264   58%
End-user sales             3,182   19%     5,182   28%     8,196   42%
                         -------  ----   -------  ----   -------  ----
                         $16,520  100%   $18,526  100%   $19,460  100%
                         =======  ====   =======  ====   =======  ====

While military markets may be shrinking overall, CSPI's share has increased as prime contractors are encouraged to seek commercial design solutions rather than build in-house, custom products. In response to government pressure to reduce defense expenditures, procurement agencies around the world have embraced the concept of Commercial-Off-The-Shelf (COTS) based systems. Prime contractors are being directed to employ relatively inexpensive commercial components whenever possible, replacing custom, fully militarized designs. A further benefit is that commercial products are estimated to be several years ahead of militarized equivalents. The Company continues to ship products for several COTS based systems and has received volume orders as the systems are deployed. The most productive program has been sales of SuperCards for use with the U.S. Navy's sonar computers, which are used to co-ordinate information from sensor arrays in both ship-based and shore-based installations. However, COTS products are inappropriate for systems designed for truly hazardous conditions and, to fill this need, the Company has entered into a license agreement with Hughes Aircraft Company, Fullerton, CA, which has designed a fully MIL-Spec version of the SuperCard 2XL.

Medical imaging has enjoyed sustained growth and the variety of non-invasive technologies (e.g. MRI, PET, Ultrasound, Biomagnetics) employed is still increasing. SuperCards are sold to several medical imaging equipment suppliers on an OEM basis.

Instrumentation for biotechnology is used for both basic research and the production of bio-pharmaceuticals. Funding for molecular and cell biology research is a priority for most industrial nations and is predicted to increase. Biotechnology techniques are now commonplace in all bio-pharmaceutical companies and are extensively employed in the manufacturing of bio-engineered drugs. Scanalytics instruments are used for both basic life sciences research and the quality control of bio-pharmaceutical production. No single customer represents a significant percentage of the total Scanalytics sales volume.

Barcodes are familiar to anyone shopping at the local supermarket. Designed simply for product identification or zipcode encryption, these one-dimensional codes have limited information storage capacity. The trend is towards high-density, two-dimensional, machine codes capable of carrying sufficient information for decisions to be made locally. Typical of these modern codes is MaxiCode, which is designed specifically for high speed sortation tasks. However, until recently, the widespread use of two- dimensional machine codes has been limited by the lack of an accurate over-the-belt reader, an essential element in any automation scheme. The machine-code reader developed by UPS, and manufactured and marketed by the Company, addresses the need for an accurate, affordable unit capable of unattended operation which can read both bar codes and the latest two-dimensional codes.

CSPI has been successful in its sales efforts of this product to other companies besides UPS. In addition to our new customers, there are several companies involved in material handling interested in this product. This past year ANSI and the Department of Defense have recommended MaxiCode to be used for sortation and tracking applications. These are in addition to previous standards groups who have already recommended MaxiCode.

Sales to individual customers constituting 10% or more of total sales consisted of sales to Hughes Aircraft of $3,394,000 (21%)in fiscal year 1996. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company markets its products through sales offices in Billerica, MA, Laurel, MD, and San Diego, CA. Elsewhere in the U.S. and throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale. On August 31, 1996 CSP, Inc. closed its French subidiary, and is continuing to do business in France with a local distributor. Geographically, North America accounts for approximately 88% of total sales due to the dominance of U.S. based manufacturers in the Company's major markets and the wider acceptance of the VME standard in the U.S. The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 1996, 1995 and 1994.

                                      Year Ended August
                                      -----------------
                          1996             1995            1994
                          ----             ----            ----

North America           $14,474   88%   $15,992   86%   $16,234  83%
Far East                  1,407    8%       953    5%     1,299   7%
Europe                      574    3%     1,207    7%     1,392   7%
Other                        65    1%       374    2%       535   3%
                        -------   ----  -------  ----   ------- ----
       Total            $16,520   100%  $18,526  100%   $19,460 100%
                        =======   ====  =======  ====   ======= ====

                                   COMPETITION
                                   -----------

The embedded computer, bar-code reader and bio-instrumentation markets are very competitive. The Company believes its products to be among the leaders in performance and price. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.

The Company's principal direct competitors in the floating-point embedded computer market are Mercury Computer Inc. and Sky Computers,Inc. In the specialized DSP market direct competitors are Ixthos, Mizar, Pentek, Ariel, and Alacron. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

The future growth of the embedded computer market depends upon providing high speed computation for a specific range of signal processing applications in a compact, low power, and inexpensive package that can be easily integrated into an OEM customer's design. The markets targeted by CSPI include multiprocessor system requirements. Certain competitors may offer products with features not provided by CSPI today. Other companies may offer embedded computers designed for particular applications not addressed by the Company or for attachment to computers incompatible with the Company's products. Since the majority of sales are to OEM-volume users, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production and the strength of the Company's relationships with its customers.

Competitors to Scanalytics products include; Applied Precision Instruments,Inc., Vaytek Inc., Nikon, Leica, Zeiss, BioRad and NORAN in the fluorescence microscopy market. The following compete in the gel analysis software markets; BioImage Corp., Media Cybernetics, Inc., Molecular Dynamics Inc., Phoretix, and BioRad. These competitors range from small single product companies to large multi-national instrument and microscope companies. Scanalytics maintains its competitive advantage by the internal development of sophisticated software applications and the use of the SuperCard 4 based embedded computers to offer a low-cost alternative in the 3-D fluorescence microscopy market.

The direct competitors to the Company's machine code reader are Accu-Sort Systems, Inc., which has also licensed the relevant technology from UPS, and Intermec, which has developed their own ccd based reader. Machine code readers of conventional laser design, which have some of the same performance characteristics, are available from Computer Identics, PSC Automation, and Datalogic. The Company's competitive advantage stems from the use of its SuperCards in the reader, its superior signal processing expertise and its proven capability as a quality supplier.


                       MANUFACTURING, ASSEMBLY AND TESTING
                       -----------------------------------

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

The Company is solely dependent upon Intel Corp. for the i860 micro-processor used in its SuperCard products. The Company has sufficient quantities of these components on hand to satisfy anticipated demand and has been assured by Intel that supplies will continue to be available in any quantities reasonably necessary. The Company does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

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

In October 1995, the Company was approved for registration to ANSI/ASQC-Q9001 under RAB and RvC accreditation. The ISO9001 category is the most comprehensive, and incorporates every aspect of business from design, through sales, to manufacturing and customer support.

                                CUSTOMER SUPPORT
                                ----------------

The Company supports its customers in a number of ways: telephone assistance, on-site service, installation of systems (primarily in the Scanalytics product group ), training and education. Customers are able to call a support unit and report problems which are reviewed by an analyst. The analyst will research the problem and will assist the customer, most commonly via telephone, in an effort to correct the problem. Service of this kind is available during the warranty period, and is also available to report "bugs" in the software. Customers may purchase software and hardware maintenance and on-site service contracts after the warranty period.

The Company offers training courses at either corporate headquarters or the customer site, should the customer request it. Field and customer service support is provided through Billerica, Massachusetts, San Diego, California, and Laurel, Maryland.

                           ENGINEERING AND DEVELOPMENT
                           ---------------------------

During fiscal 1996, the Company's expenses (including depreciation) for engineering and development were approximately $3,325,000 (20% of sales) compared to approximately $3,099,000 (17% of sales) and $2,834,000 (15% of sales) in fiscal years 1995 and 1994, respectively. Expenditures for engineering and development are expensed as they are incurred. The Company expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for embedded computer and machine code systems. Additional expenditures may be necessary to complete the conversion of the embedded computer product line from the I860 processor to 21060/PowerPC processor designs and to integrate Myrinet Network Technology into the next generation of the MAP series of products. The Company's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments.

Of the Company's 103 employees, 29 professional and staff employees were engaged in software and hardware engineering and development activities as of August 30, 1996.

The Company does not have any patents that are material to its business.

                                     BACKLOG
                                     -------

The Company's backlog of customer orders and contracts was approximately $3,190,284 at August 30, 1996 as compared to $3,055,028 at August 25, 1995. The majority of this backlog is expected to be shipped during the next fiscal year and primarily in the first quarter. The backlog of the Company has fluctuated greatly over the last three years at year end. Orders for SuperCard products (board-level product) have increased recently and the Company is able to ship to customers in a shorter period of time. Moreover, OEM purchasers are not committing themselves to orders of the same magnitude as has been the case in the past.

                                    EMPLOYEES
                                    ---------

On August 30, 1996, the Company had 103 employees, including 7 part-time. There were 29 employees engaged in engineering; 31 employees in marketing, promotion, sales and customer support; 27 employees in manufacturing, test and field service; and 16 employees in general management and administration.

None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

                               EXECUTIVE OFFICERS
                               ------------------

Information about the executive officers of the Company is set forth below.

          NAME AND AGE                BUSINESS AFFILIATIONS
          ------------                ---------------------


Alexander R. Lupinetti(51).. Director,  Chief Executive Officer and President of
                             CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc. subsidiaries of Stratus Computer Inc. from November 1987 to September 1996; Northeastern General Manager for the Engineering and Scientific Division of International Business Machines, Inc. from 1984 to 1987.

Michael M. Stern (59)....... Director  of CSPI from 1968 to January  1984;  Vice
                             President of Operations and Treasurer of CSPI since 1968.

Gary W. Levine (48)......... Vice  President  of  Finance  and  Chief  Financial
                             Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

James A. Waggett  (59)...... Director  of CSPI from 1968 to January  1984;  Vice
                             President of Embedded Computer Product Group September 1995-Present; Vice President of Advanced Development from 1974 to September 1995; Business Element Manager of the Embedded Computing Product Group from August 1995 to October 1996; Clerk from 1971 to March 1983; Assistant Clerk from March 1983 to the present.

James E. Storer (69)........ Director  of CSPI from 1974 to August  1984;  Chief
                             Scientist and Vice President from 1975 to the present.


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

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from "Common Stock Data" on page 3 of the Company's 1996 Annual Report to Stockholders. American Stock Transfer Company is the Transfer Agent and Registrar for the Company's Common Stock. There were approximately 167 Stockholders of record as of November 15, 1996. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 1300.

Item 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from "Selected Financial Data" on page 14 of the Company's 1996 Annual Report to Stockholders.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15-19 of the Company's 1996 Annual Report to Stockholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from pages 20 to 30 and from "Independent Auditors' Report" on page 31 of the Company's 1996 Annual Report to Stockholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for Directors required by this Item is incorporated by reference from the Company's Proxy Statement dated November 11, 1996 filed with respect to the Annual Meeting of Stockholders of the Company on December 10, 1996.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8K

A)  The following are filed as part of this report:

    1) Financial Statements (See item 8):

    The following financial statements of the Company are included in Part II of this report through incorporation by reference from the Company's 1996 Annual Report to Stockholders.

                                                          Annual Report
                                                              Page
                                                              ----

    Independent Auditors' Report...............................31

    Consolidated Balance Sheets at August 30, 1996 and
    August 25, 1995............................................20

    Consolidated  Statements  of  Operations  for years ended
    August 30,  1996, August 25, 1995 and August 26, 1994......21

    Consolidated Statements of Shareholders' Equity for
    years ended August 30, 1996, August 25, 1995 and
    August 26, 1994............................................22

    Consolidated  Statements  of Cash Flows for years  ended
    August  30,  1996, August 25, 1995 and August 26, 1994.....23

    Notes to Consolidated Financial Statements..............24-30



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

3.1 Articles of Organization and amendments thereto, of the Company as of the end of Fiscal 1986 (Exhibit 3.1 to the Form 10-K for the year ended August 31, 1990)

3.2   By-Laws of the Company, as amended through March 21,1995

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

10.10 Symbology Reader License Agreement between UPS and CSPI (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.11 Software License Agreement between UPS and CSPI (Exhibit 10.12 to Form 10-K for the year ended August 26, 1994)

10.12 Patent Agreement between UPS and CSPI (Exhibit 10.13 to Form 10-K for the year ended August 26, 1994)

10.13 Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated February 6, 1995

10.14 Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996

11.0 Computation of Per Share Earnings for the years ended August 30, 1996, August 25, 1995, and August 26, 1994

13.1  1996 Annual Report to Stockholders

22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 26, 1994)

23.1  Consent of Independent Certified Public Accountants

27.0  Financial Data Schedule

                                  EXHIBIT INDEX
                                  -------------
Exhibit                                                        Form 10-K
Number                     Exhibit                                Page
------                     -------                                ----


10.14  Employment Agreement between CSP Inc. and Mr. Lupinetti    22-25
           dated September 12, 1996

11.0   Computation of Per Share Earnings for the years ended
       August 30, 1996, August 25, 1995, and August 26, 1994       26

13.1   1996 Annual Report to Stockholders                          27-52

23.1   Consent of Independent Certified Public Accountants         53

27.0   Financial Data Schedule                                     54

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
--------
(Registrant)

/s/ Alexander R. Lupinetti                    November 27, 1996
--------------------------                    -----------------
Alexander R. Lupinetti                        Date
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                          TITLE                              DATE
----                          -----                              ----


/s/ Alexander R. Lupinetti   Chief Executive Officer,       November 27, 1996
--------------------------   President
Alexander R. Lupinetti

/s/ Samuel Ochlis            Chairman of the Board,         November 27, 1996
--------------------------   Director
Samuel Ochlis

/s/ Gary W.Levine            Vice President of Finance,     November 27, 1996
--------------------------   Chief Financial Officer
Gary W. Levine

/s/ Boruch B. Frusztajer     Director                       November 27, 1996
--------------------------
Boruch B. Frusztajer

/s/ Stanford A. Fingerhood   Director                       November 27, 1996
--------------------------
Stanford A. Fingerhood

/s/ Shelton James            Director                       November 27, 1996
--------------------------
Shelton James

/s/ Sandford Smith           Director                       November 27, 1996
--------------------------
Sandford Smith

/s/ John Ingram              Director                       November 27, 1996
--------------------------
John Ingram