Form 10-Q
period 1996-11-29
CSP INC /MA/
filed 1997-01-13
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                               FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended November 29, 1996 or

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

 Registrant's telephone number, including area code:(508)663-7598

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

 APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                Outstanding January 7, 1997
     Common stock, $.01 par value          2,661,970  shares



                              INDEX
                                                            PAGE
                                                           NUMBER

PART 1.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets...........................3

          Consolidated Statements of Operations.................4

          Consolidated Statements of Cash Flows.................5

          Notes to Consolidated Financial Statements............6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................7

  PART II.  OTHER INFORMATION:

Item 6.  Exhibits & Reports on Form 8-K.........................11


CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                             November 29,   August 30,
                                                 1996          1996
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $10,549       $10,928
   Marketable securities                            7,477         6,127
   Accounts receivable, net                         2,918         4,147
   Inventories (Note 2)                             2,618         2,405
   Deferred income taxes                              481           481
   Prepaid expenses                                   433           351
      Total current assets                         24,476        24,439

Property, equipment and improvements, net           3,507         3,607

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              407           409
   Other assets                                       919           918
      Total other assets                            1,489         1,490

         Total assets                             $29,472       $29,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $1,403        $1,425
   Income taxes payable                                93           214
      Total current liabilities                     1,496         1,639
Deferred compensation and retirement
  plans
Shareholders' equity:
   Common stock,$.01 par,authorized
    7,500,000 shares; issued 2,962,284
    and 2,957,284 shares                               29            29
   Paid in capital                                 10,422        10,411
   Retained earnings                               17,405        17,397
                                                   27,856        27,837
   Less treasury stock, at cost, 301,314
     shares (Note 3)                                2,033         2,033

     Total shareholders' equity                    25,823        25,804

Total liabilities and shareholders'equity         $29,472       $29,536

See notes to consolidated financial statements.








CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands,except per share data)
(Unaudited)
                           /----For the three months---/
                                       ended
                               November     December 1,
                                 29,
                                 1996          1995
Sales                              $4,010        $4,370
Costs and expenses:
 Cost of sales                      1,725         1,755
 Engineering and development          842           703
 Marketing and sales                1,194         1,201
 General and administrative           442           523
   Total cost and expenses          4,203         4,182

Operating income (loss)             (193)           188

Other income                          198           223

Income before income taxes              5           411

Income tax expense (benefit)          (3)           193

Net income                             $8          $218

Earnings per share                  $0.00         $0.08

Weighted average shares
   outstanding                      2,686         2,795

See accompanying notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                           /-For the three months
                                                       ended-/
                                               November    December
                                                  29,         1,
                                                 1996        1995
Cash flows from operating activities:
Net income                                            $8       $218
Adjustments to reconcile net income to
  net cash provided by(used in)operating
activities:
  Depreciation                                       286        237
  Deferred compensation and retirement
   plans                                              60         58
  Deferred income taxes                                2       (13)
  Other                                                1         --
  Changes in current assets and liabilities:
   Decrease in accounts receivable                 1,229        354
   Increase in inventories                         (213)      (193)
   (Increase)decrease in prepaid expenses           (82)         54
   Increase(decrease) in accounts payable
     and accrued expenses                           (22)         11
   Increase(decrease) in income taxes payable      (121)        187
   Net cash provided by operating activities       1,148        913

Cash flows from investing activities:
  Purchase of marketable securities             (59,565)   (55,154)
  Sale of marketable securities                   58,214     56,742
  Property,equipment and improvements              (186)      (199)
  Other assets                                       (1)        (1)
   Net cash provided by(used in)investing
    activities                                   (1,538)      1,388

Cash flows from financing activities:
  Proceeds from stock options                         11        209
  Purchase of treasury stock                          --      (253)
   Net cash provided by(used in)financing
    activities                                        11       (44)
   Net increase(decrease) in cash                  (379)      2,257
Cash and cash equivalents, beginning of year      10,928     11,069
Cash and cash equivalents, end of year           $10,549    $13,326

Supplementary cash flow information:
  Cash paid for income taxes, net                     --       $138

See accompanying notes to consolidated financial statements.








CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1996.


2.  Inventories:

Inventories consist of the following:

                                 November 29,       December 1,
                                     1996               1995
Raw materials                      $1,180             $1,083
Work in process                       730                739
Finished goods                        708                583

 Total                             $2,618             $2,405


3.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through November 29 1996, the Company has repurchased 301,314 or 70% of the total authorized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedule I and II ( page 12 and 13 ).

Results of Operations - 1997 Compared to 1996:
Sales revenues of $4,010,000 for the three month period ended November 29, 1996 represents a decline of approximately 8% from the prior comparable period of fiscal year 1996. This decline is primarily due to a decrease in sales volume of the CSP product group. Sales of this product group represented approximately $1,894,000 or 48% of total sales for the current quarter compared to approximately 75% for the first quarter of fiscal 1996. This decline is mainly due to lower sales of Supercard products.
The Supercard family of products accounted for 43% of total sales compared to 70% in the prior comparable period of fiscal 1996. Sales of older attached processor products such as the MAP-4000 and the MiniMAP continue to represent approximately 1% of total sales. These older products are sold only to existing customers. CSP product service revenue and software sales each represented approximately 2% of total revenue which is consistent with the prior comparable period of fiscal 1996.

Scanalytics products(Bio-technology instrument product group) sales represented 28% of total revenues compared to 25% for the prior comparable quarter. The increase in sales was due to the increase in shipments of the CELLscan and software package products, which represented approximately 25% compared to 20% in the prior comparable quarter.

Vision Systems product group sales represented approximately 26% of total sales for the quarter ended November 29, 1996 compared to 1% for the first quarter of fiscal 1996. The current quarter sales were for approximately 28 machine code readers shipped to United Parcel Service (UPS). During the first quarter of fiscal 1996 there were no shipments of machine code readers.

North American sales represented 96% of total sales for the quarter, an increase of 7% over the prior comparable quarter. This was due to increased domestic shipments of Vision Systems and Scanalytics products. Sales to other geographic areas continued to decline representing 4% for the first quarter of fiscal 1997 compared to approximately 11% in the prior comparable period.

Cost of sales as a percentage of sales increased to 43%. This 3% increase over the prior comparable quarter was due primarily to a change in product mix with increased revenue from the Vision Systems and Scanalytics business' which have higher per unit cost of goods sold compared to the CSP products.

Engineering and development expenses increased approximately 20% from the prior comparable quarter. This increase relates primarily to an increase in CSP product group development to get the next generation of product, the MAP 2000 series, released. This increased effort resulted in a 20% increase in CSP product group outside services and purchased parts expenses for the quarter compared to the first quarter of fiscal 1996. Vision Systems product group expenses for the improvement of the machine code reader nearly doubled but only represented 13% of total engineering and development expense. Scanalytics expenses remained consistent with the prior comparable period.

Sales and marketing expense remained consistent with the prior comparable quarter. CSP product group expense increased approximately 15% due to a reclassification in expense of sales and marketing personnel which were reported in the first quarter of fiscal 1996 as general and administrative expense. This increase was partially offset by a 20% decline in expense related to the closure of the French sales office.

General and administrative expenses decreased approximately 16% from the prior comparable quarter. This decline is primarily due to a reclassification in expense of CSP product group sales and marketing personnel which were reported in the first quarter of fiscal 1996 as general and administrative expense.

Other income decreased approximately 12% compared to the first quarter of fiscal 1996. This decline is primarily due to a decrease in interest income. The Company invested a larger percentage of its cash in non taxable instruments which have a lower rate of return.

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

Financial Position, Capital Resources and Liquidity:

Working capital increased slightly to $22.9 million at the end of November 1996 from $22.8 million at the end of August 1996.
Total cash and marketable securities increased approximately $970,000 from August 30, 1996. This increase is mainly due to the timing of cash receipts from customers. Accounts receivable decreased approximately $1,229,000 from August 30, 1996. This decrease is mainly due to cash receipts related to billings made at the end of fiscal 1996 and a more even sales distribution during the recent accounting period. Inventory increased $213,000 from the level reported at August 30, 1996. This increase is mainly due the purchase of long-lead time items in anticipation of second quarter sales.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.







Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the three month period ended November 29, 1996. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                            /------For the three months ended---/
                             November 29,   % Of  December 1,  % of
                                 1996      Sales     1995      Sales
Sales                              $4,010    100%      $4,370   100%
Costs and expenses:
 Cost of sales                      1,725     43%       1,755    40%
 Engineering and development          842     21%         703    16%
 Marketing and sales                1,194     30%       1,201    28%
 General and administrative           442     11%         523    12%
   Total cost and expenses          4,203    105%       4,182    96%

Operating income (loss)             (193)    (5%)         188     5%

Other income                          198      5%         223     6%

Income before income taxes              5      1%         411    10%

Income tax expense (benefit)          (3)      --         193     5%

Net income                             $8      1%        $218     5%

CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)
                            /---For the three months ended---/
                           November 29,1996 vs December 1,1995
                                  $                    %
                                Change              Change
Sales                              ($360)              (8.3)%
Costs and expenses:
 Cost of sales                       (30)              (1.7)%
 Engineering and development          139               19.8%
 Marketing and sales                  (7)              (0.6)%
 General and administrative          (81)             (15.5)%
   Total cost and expenses             21                0.5%

Operating income (loss)             (381)            (202.7)%

Other income                         (25)             (11.3)%

Income before income taxes          (406)             (98.8)%

Income tax expense (benefit)        (196)            (101.6)%

Net income                         ($210)             (96.4)%


PART II.   OTHER INFORMATION

     Item 4.   Submissions of Matters to a vote of Security
               Holders

               The Company held its Annual Meeting of
               Stockholders on December 10, 1996.  The
               following matter was approved at the meeting.

               1) Boruch B. Frusztajer and Sandford D. Smith were elected as Class I members for a term of three years and Alexander R. Lupinetti was elected as a Class III member of the Board of Directors for a two-year term.




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


CSP Inc.
(Registrant)


Date: January 13, 1997        By:  s/s Alexander R. Lupinetti
                                   Chief Executive Officer
                                   and President


Date: January 13, 1997        By:  s/s Gary W. Levine
                                   Vice President of Finance
                                   and Chief Financial Officer