Form 10-Q/A
period 1996-11-29
CSP INC /MA/
filed 1997-01-17
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                               FORM 10-Q
                           AMENDMENT NUMBER 1
  (Mark One)

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

This amendment is being filed to correct the deferred compensation and retirement plans line of the Balance Sheet.


CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                             November 29,   August 30,
                                                 1996          1996
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $10,549       $10,928
   Marketable securities                            7,477         6,127
   Accounts receivable, net                         2,918         4,147
   Inventories (Note 2)                             2,618         2,405
   Deferred income taxes                              481           481
   Prepaid expenses                                   433           351
      Total current assets                         24,476        24,439

Property, equipment and improvements, net           3,507         3,607

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              407           409
   Other assets                                       919           918
      Total other assets                            1,489         1,490

         Total assets                             $29,472       $29,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $1,403        $1,425
   Income taxes payable                                93           214
      Total current liabilities                     1,496         1,639

Deferred compensation and retirement
  plans                                             2,153         2,093
Shareholders' equity:
   Common stock,$.01 par,authorized
    7,500,000 shares; issued 2,962,284
    and 2,957,284 shares                               29            29
   Paid in capital                                 10,422        10,411
   Retained earnings                               17,405        17,397
                                                   27,856        27,837
   Less treasury stock, at cost, 301,314
     shares (Note 3)                                2,033         2,033

     Total shareholders' equity                    25,823        25,804

Total liabilities and shareholders'equity         $29,472       $29,536

See notes to consolidated financial statements.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CSP Inc.
(Registrant)


Date: January 17, 1997        By:  s/s Alexander R. Lupinetti
                                   Chief Executive Officer
                                   and President


Date: January 17, 1997        By:  s/s Gary W. Levine
                                   Vice President of Finance
                                   and Chief Financial Officer