Form 10-Q
period 1997-02-28
CSP INC /MA/
filed 1997-04-14
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                               FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 28, 1997 or

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

                Class                Outstanding April 11, 1997
     Common stock, $.01 par value         2,678,3470 shares



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

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                             February 28,   August 30,
                                                 1997          1996
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $11,128       $10,928
   Marketable securities                            5,731         6,127
   Accounts receivable, net                         3,175         4,147
   Inventories (Note 2)                             2,317         2,405
   Deferred income taxes                              438           481
   Prepaid expenses                                 1,180           351
      Total current assets                         23,969        24,439

Property, equipment and improvements, net           3,461         3,607

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              486           409
   Other assets                                     1,006           918
      Total other assets                            1,655         1,490

         Total assets                             $29,085       $29,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses             $991        $1,425
   Income taxes payable                                49           214
      Total current liabilities                     1,040         1,639
Deferred compensation and retirement                2,199         2,093
  plans
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500,000 shares; issued 2,962,284
    and 2,957,284 shares                               30            29
   Paid in capital                                 10,443        10,411
   Retained earnings                               17,406        17,397
                                                   27,879        27,837
   Less treasury stock, at cost, 301,314
     shares (Note 3)                                2,033         2,033

     Total shareholders' equity                    25,846        25,804

Total liabilities and shareholders' equity        $29,085       $29,536

See notes to consolidated financial statements.
                                                   3







CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                            /-For the three months--/ /-For the six months-
/
                              February      March      Februar     March
                                28,           1,       y             1,
                                                          28,
                                1997         1996        1997      1996
Sales                          $3,765       $4,014     $7,774     $8,383
Costs and expenses:
 Cost of sales                   1,555        1,629     3,280      3,383
 Engineering and development       995          757     1,837      1,460
 Marketing and sales               980        1,472     2,175      2,674
 General and administrative        453          578       895      1,101
   Total cost and expenses      $3,983       $4.437    $8,186     $8,618

Operating loss                    (218)                  (412)      (234)
                                           (422)

Other income                      216           191       414        414

Income before income taxes         ($2)                  $  2       $180
                                           ($231)

Income tax expense (benefit)        (4)                    (8)        95
                                           (98)

Net income                          $2                     $9        $85
                                           ($133)

Earnings per share                $0.00     ($0.05)     $0.00      $0.03

Weighted average shares           2,708       2,715     2,678      2,721
   outstanding

See accompanying notes to consolidated financial statements.


                                               4

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                         /---For the three-----//----For the six---/
                                              months ended          months ended
                                         February     March     February   March
                                            28,         1,        28,       1,
                                           1997        1996       1997     1996
Cash flows from operating activities:
Net income                                  $2        ($133)          $9
                                                                         $85
Adjustments to reconcile net income to
  net cash provided by(used
   in)operating activities:
  Depreciation                              280        188           566
                                                                         425
  Deferred compensation and retirement      46          50           106
                                                                         108
   plans
  Deferred income taxes                    (36)        (7)
                                                                (34)     (20)
  Other
  Changes in current assets and
liabilities:
   Decrease in accounts receivable         (257)      (608)          972
                                                                         (254)
   Increase in inventories                  301       (247)           88
                                                                         (440)
   (Increase)decrease in prepaid           (747)        10
expenses                                                        (829)    64
   Increase(decrease) in accounts          (412)       113
payable                                                         (434)    124
     and accrued expenses
   Increase(decrease) in income taxes      (44)        (96)
payable                                                         (165)    91
   Net cash provided by operating          (864)      (716)          285
activities                                                               197

Cash flows from investing activities:
  Purchase of marketable securities      (45,679)    (52,656)   (105,200
                                                                )        (107,810
                                                                         )
  Sale of marketable securities           47,376      51,326     105,590
                                                                         108,068
  Property, equipment and improvements     (234)      (193)
                                                                (420)    (392)
  Other assets                             (87)        ----
                                                                (88)     (1)
   Net cash provided by(used               1,376     (1,523)
in)investing                                                    (118)    (135)
    activities

Cash flows from financing activities:
  Proceeds from stock options               21          5             33
                                                                         (39)
  Purchase of treasury stock               ----        ----          ---
                                                                -        (253)
   Net cash provided by(used
in)financing
    activities                              21          5             33
                                                                         (39)
   Net increase(decrease) in cash           535      (2,234)         200
                                                                         23
Cash and cash equivalents, beginning of   10,593      13,326      10,928
year                                                                     11,069
Cash and cash equivalents, end of year    $11,128    $11,092     $11,128
                                                                         $11,092

Supplementary cash flow information:
  Cash paid for income taxes, net           $75           ----      $75       ---
                                                                         -
  Cash paid for interest

See accompanying notes to consolidated financial statements.
                                                    5

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


1.  Inventories:

Inventories consist of the following:

                                 February 28,         March 1,
                                     1997               1996
Raw materials                           $1,045             $1,083
Work in process                            534                739
Finished goods                             738                583

 Total                                  $2,317             $2,405


2.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management.
Through February 28, 1997, the Company has repurchased 301,314 or 70% of the total authorized.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedules I and II ( pages 12 and 13 ).

Results of Operations - 1997 Compared to 1996:
Sales revenues of $3,765,000 and $7,774,000 for the three and six months periods ended February 28, 1997 represent a decline of 6.2% and 7.3%, respectively, from the prior comparable periods of fiscal year 1996 of $4,015,000 and $8,384,000.

Sales of the Embedded Computer products represented approximately 58% of and 52% of total sales revenue for the three and six months periods ended February 28, 1997. This represents a decrease of approximately 28% and 35% from the prior comparable three and six months periods sales, respectively. The Supercard family of products represented 87% of current year product group revenues compared to 94% in the prior year. Sales of older attached processor products increased nominally with the MAP-4000, MiniMap, and RTS, which are only sold to existing customers. These products represented less than 2% of total sales compared to 1% in the prior comparable six month period.

The Scanalytics product group (bio-instrumentation for molecular and cell biology) sales were $618,000 and $1,727,000 for the three and six months periods ended February 28, 1997 compared to $595,000 and $1,670,000 for the prior comparable periods. This increase is primarily attributable to shipments of the Cellscan and gel software products which increased 5% and 17%, and accounted for 4% and 3.5% of total revenue for the six months ended February 28, 1997, compared to the prior six months. Sales of the Ambis products were approximately the same for the six months ended February 28, 1997 compared with the prior year comparable period, accounting for approximately 4% of total sales. Revenue generated from service contracts for the six months period ended February 28, 1997 dropped from 2% to 1% of sales.

Vision Systems sales were $969,000 compared to $377,000 for the three months period compared to the prior year and $1,976,000 and $400,000 for the six months period compared to the prior year. This represented 25% of the Company's total revenue for the six months period. The increased revenue was for machine code readers shipped to UPS. The shipments during the quarter completed all the existing orders from UPS.

North American sales were approximately 90% of total revenue for the six months periods in both fiscal years. Sales in the Far East accounted for approximately 4% of total revenue for the six months period ended February 28, 1997 compared to 7% of total sales for the comparable period of fiscal 1996. European sales increased to 5% of total sales compared to 3% in the prior comparable period.

Cost of sales as a percentage of sales was approximately 41% and 42% for the three and six months periods ended February 28, 1997 compared to 41% and 40% for the prior comparable periods. The improvement in gross margin was due to a change in sales mix with increased software content in both Scanalytic and Embedded Computer products which have more favorable margins. This offset the higher cost of sales from machine code reader units which yield lower gross margins than either the Scanalytics or Embedded Computer products.

Total engineering and development expense increased approximately
31% and 26% for the three and six months periods ended February
28, 1997 compared to the prior comparable fiscal periods.  The increase was primarily in Embedded Computer product group for costs related to the completion of  the new  MAP 1000 and MAP
2610 hardware and software products offering, which are based on Analog Devices' 21060 and Motorola's Power PC and represented approximately 67% of the total increase. The major components of the increase were for  consultants which assisted in the
completion of both the new software and hardware products,
prototype and preproduction units and continued efforts on the next product release for the MAPfamily of product to be announced in the third quarter. The balance of the Engineering and development increase was for additional costs  to improvements performance of the  machine
code reader and reduce it's cost.   Scanalytics engineering and
development expense decreased by 18% and 14% for the three and six month periods ended February 28, 1997 compared to the prior comparable periods of fiscal 1996.

Sales and marketing expenses as a percentage of sales for the three and six months ended February 28, 1997 decreased to 26% and 28% from 37% and 32% for the prior comparable periods. Total sales and marketing expense decreased approximately $492,000 and $499,000 for the three and six months periods ended February 28, 1997 compared to the three and six months periods ended March 1, 1996. Embedded Computer product sales group and marketing expense accounted for approximately 48% and 50% of total sales and marketing expense for the three and six months periods ended
February 28, 1997. The decreased Embedded Computer product expense sales and marketing expense were $399,000 and $435,000 for the three and six months periods ended March 1, 1996 compared to the prior comparable periods. The decrease for the three and six months periods was mainly attributable to the restructure and attrition in personnel in the department, reduced promotional and commission expenses. This represents 87% of the toal reduction in expenses. The Scanalytics division sales and marketing expense accounted for approximately 38% and 37% of the total sales and marketing expense for the three and six months periods ended February 28, 1997 compared to 28% and 30% for the prior comparable periods. The total Scanalytics sales and marketing expense decreased $38,000 to $377,000 and $804,000 for the three and six months periods ended February 28, 1997 compared to $415,000 and $804,000 for the prior comparable periods. This decrease was primarily attributable to reduction in staff in the customer support and sales areas. Vision Systems sales and marketing expense accounted for approximately 14% and 13% of the total sales and marketing expense for the three and six months periods ended February 28, 1997 compared to 13% and 13% for the prior comparable periods. This represented a decrease for both the three and six months periods due to a decrease in promotional activities, travel, reduction in staff and redeployment of senior staff to the Embedded Computer group.

General and administrative expenses as a percentage of sales decreased 2% to 12% and 12% for the three and six months periods ended February 28, 1997 compared to the comparable periods. The main reason for the reduction was the in the prior year approximately $220,000 was expensed for the one time charges related to the departure of the Chief Executive Officer

Other income which is principal from income on the securities held by the Company was approximately the same as the prior year.

The Company continues its conservative investment strategy of maintaining a short-term liquid position while maximizing revenues on an after-tax basis with as limited an exposure of principal as possible. The Company believes that as a result of maintaining a liquid position, it has been able to avoid borrowing for capital needs as well as augment its operating results, and is well positioned to make an acquisition or a joint venture if appropriate opportunities arise

Subsequent event:

The Company announced on March 25, 1997 that it had consolidated and restructured it`s operations. This action was taken by management today because of the anticipated fluctuating revenue over the next several quarters of this product transition. CSPI eliminated fourteen positions, primarily in its manufacturing and Vision Systems operations. The Company, also consolidated the Embedded Computer and Vision Systems product groups into one organization. These actions will represent an annual savings of approximately $1 million and there is a one-time restructuring third quarter expense of approximately $125,0000. This action was deemed necessary to reduce the operating expenses during this period of transition to our next generation MAP-1000 and 2000 product lines. The new products will not significantly effect revenues in the current fiscal year, but will begin to ramp up in 1998.




Financial Positions and Capital Resources and Liquidity:

Working capital increased to $22.9 million at February 28, 1997 from $22.8 million at the end of August 1996. Net accounts receivable decreased approximately $972,000 from August 30, 1996. The decrease was mainly due to collection efforts and decreased revenue. Inventory decreased $88,000 from the level reported at August 30, 1996. The Prepaid expenses increased due to the end of life purchase of real time software runtime licenses from a Canadian vendor which are needed for certain real time applications such as the Machine Coded readers and other COT programs. The purchase was approximately $700,000. Management believes that it has an adequate quantities to fulfill the requirements of our customers.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on either sales or revenues or income from continuing operations during the three and six month periods ended February 28, 1997. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                     /--For the three months---/  /----For the six months---/
                              ended                          ended
                      Feb.          Mar.          Feb.          Mar.
                       28,           1,            28,           1,
                      1997     %    1996    %     1997     %    1996       %
Sales                 $3,765  100% $4,015  100%  $7,774  100%  $8,384  100%
Costs and expenses:
 Cost of sales         1,555   41%  1,629   41%   3,280   42%   3,383   40%
 Engineering and         995   26%    757   19%   1,837   24%   1,460   17%
development
 Marketing and sales     980   26%  1,472   37%   2,174   28%   2,673   32%
 General and             453   12%    579   14%     895   12%   1,102   13%
administrative
   Total cost and      3,983  106%  4,437  111%   8,186  105%   8,618  103%
expenses

Operating income       (218)   -6%  (422)  -11%   (412)   -5%   (234)   -3%
(loss)

Other income             216    6%    191    5%    414     5%    414     5%

Income before income     (2)    0%  (231)   -6%      2     0%    180     2%
taxes

Income tax expense       (4)    0%   (98)   -2%     (7)    0%     95     1%
(benefit)

Net income                $2    0% ($133)   -3%     $9     0%    $85     1

CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)
                                /-For the three months-/     /-For the six months--
/
                                         ended                       ended
                                         February 28, 1997 vs March 1, 1996
                                    $             %            $             %
                                  Change       Change       Change         Change

Sales                               ($250)        -6.2%                      -7.3%
                                                            ($610)
Costs and expenses:
 Cost of sales                        (74)        -4.5%                      -3.0%
                                                            (103)
 Engineering and development           238        31.4%         377          25.8%
 Marketing and sales                 (492)       -33.4%                     -18.7%
                                                            (499)
 General and administrative          (126)       -21.8%                     -18.8%
                                                            (207)
   Total cost and expenses           (454)       -10.2%                      -5.0%
                                                            (432)

Operating income (loss)                204       -48.3%                      76.1%
                                                            (178)

Other income                            25        13.1%           0           0.0%

Income before income taxes             229       -99.1%                     -98.9%
                                                            (178)

Income tax expense (benefit)            94       -95.9%                    -107.4%
                                                            (102)
Net income                            $135      -101.5%                     -89.4%
                                                            ($76)



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


CSP Inc.
(Registrant)


Date: April 11, 1997          By:  s/s Alexander R. Lupinetti
                                   Chief Executive Officer
and President


Date: April 11, 1997          By:  s/s Gary W. Levine
                                   Vice President of Finance
and Chief Financial Officer