Form 10-Q/A
period 1997-02-28
CSP INC /MA/
filed 1997-04-18
CIK 356037

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

    For the transition period from               to

    Commission file number 0-10843

                             CSP Inc.
       (Exact name of registrant as specified in its charter)

            Massachusetts                        04-2441294
     (State or other jurisdiction of          (I.R.S.Employer
      incorporation or organization)      Identification No.)

           40 Linnell Circle, Billerica, Massachusetts
              (Address of principal executive offices)

 Registrant's telephone number, including area code:(508)663-7598

                                 NONE
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

 APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                Outstanding April 11, 1997
     Common stock, $.01 par value         2,678,3470 shares

 This amendment is being filed to correct the Exhibit 27 the Financial Data Schedule for Six month period.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







CSP Inc.
(Registrant)


Date: April 18, 1997          By:  s/s Alexander R. Lupinetti
Chief Executive Officer
and President


Date: April 18, 1997          By:  s/s Gary W. Levine
Vice President of Finance
and Chief Financial Officer