Form 10-Q
period 1997-05-30
CSP INC /MA/
filed 1997-07-14
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                               FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 30, 1997 or

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

  Registrant's telephone number, including area code: (508)663-
7598

                                 NONE
    (Former name, former address, former fiscal year, if changed sinc e last report)

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

                   Class                Outstanding July 11, 1997
     Common stock, $.01 par value            2,679,870 shares



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

  PART II.  OTHER INFORMATION:

     Item    6.      Exhibits    &    Reports    on    Form    8-K...12

CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                               May 30,      August 30,
                                                 1997          1996
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $10,918       $10,928
   Marketable securities                            6,891         6,127
   Accounts receivable, net                         1,845         4,147
   Inventories (Note 2)                             2,377         2,405
   Deferred income taxes                              462           481
   Prepaid expenses                                 1,054           351
      Total current assets                         23,550        24,439

Property, equipment and improvements, net           3,261         3,607

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              484           409
   Other assets                                     1,025           918
      Total other assets                            1,672         1,490

         Total assets                             $28,483       $29,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses             $758        $1,425
   Income taxes payable                                 0           214
      Total current liabilities                       758         1,639
Deferred compensation and retirement                2,210         2,093
  plans
Shareholders' equity:
   Common stock,$.01 par,authorized
    7,500,000 shares
                                                       30            29
   Paid in capital                                 10,573        10,411
   Retained earnings                               16,979        17,397
                                                   27,582        27,837
   Less treasury stock, at cost, 306,314
     and 301,314 shares (Note 3)                    2,067         2,033

     Total shareholders' equity                    25,515        25,804

Total liabilities and shareholders'equity         $28,483       $29,536

See notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands,except per share data)
(Unaudited)

                            /-For the three months--//-For the nine months-
/
                              May 30,      May 31,     May 30,    May 31,

                                1997         1996        1997      1996
Sales                            $2,145      $4,007    $9,919     $12,392
Costs and expenses:
 Cost of sales                      852       1,802     4,132      5,186
 Engineering and development       755          983     2,592      2,443
 Marketing and sales               837        1,410     3,012      4,083
 General and administrative        394          349     1,289      1,450
 Restructuring expense(Note        105          ---       105      ---
4)
   Total cost and expenses      $2,943       $4,544    $11,130    $13,162

Operating loss                  ($798)                ($1,211     ($770)
                                           ($537)

Other income                      $223         $222      $637       $636

Loss before income taxes       ($575)                 ($574)     ($134)
                                           ($315)

Income tax expense (benefit)     ($148)                 ($156)     ($52)
                                           ($147)

Net loss                         ($427)                 ($418)      ($82)
                                           ($168)

Earnings per share              ($0.16)     ($0.06)    ($0.16)    ($.03)

Weighted average shares           2,684       2,706     2,682      2,716
   outstanding

See accompanying notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                   /---For the three-----//----For the nine--/
                                              months ended          months ended
                                            May        May        May       May
                                            30,        31,        30,       31,
                                           1997        1996       1997     1996
Cash flows from operating activities:
Net income                                  ($427)      ($168)
                                                                ($418)   ($82)
Adjustments to reconcile net income to
  net cash provided by(used
   in)operating activities:
  Depreciation                                 281         256       847
                                                                         681
  Deferred compensation and retirement          11          39       117
                                                                         147
   plans
  Deferred income taxes                       (22)           7
                                                                (56)     (13)
  Other                                        (8)          12       (2)
                                                                         26
  Changes in current assets and
liabilities:
   Decrease in accounts receivable           1,330         426     2,302
                                                                         172
   (Increase)decrease in inventories           (60)         255        28
                                                                         (185)
   (Increase)decrease in prepaid               126          16
expenses                                                        (703)    80
   Increase(decrease) in accounts            (233)          31
payable                                                         (667)    155
     and accrued expenses
   Increase(decrease) in income taxes         (49)       (142)
payable                                                         (214)    (51)
   Net cash provided by operating              949         732     1,234
activities                                                               930

Cash flows from investing activities:
  Purchase of marketable securities       (46,736)    (41,163)  (151,936
                                                               )        (148,973
                                                                         )
  Sale of marketable securities             45,581      40,286   151,171
                                                                         148,354
  Property,equipment and improvements         (81)       (351)
                                                                (501)    (743)
  Other assets                                (19)        (49)
                                                                (107)    (50)
   Net cash provided by(used               (1,255)     (1,277)
in)investing                                                    1,373)   (1,412)
    activities

Cash flows from financing activities:
  Proceeds from stock options                  130          11       163      225
  Purchase of treasury stock                  (34)        ----
                                                                (34)     (253)
   Net cash provided by(used
in)financing
    activities                                  96          11       129
                                                                         (28)
   Net increase(decrease) in cash            (210)       (534)
                                                                (10)     (509)
Cash and cash equivalents, beginning of     11,128      11,092    10,928
year                                                                     11,069
Cash and cash equivalents, end of year      10,918     $10,558   $10,918
                                                                         $10,558

Supplementary cash flow information:
  Cash paid for income taxes, net              $75        ----     $150       ---
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

2.  Inventories:
    Inventories consist of the following:
                            May 30,        August 30,
                             1997            1996
----------        ----------
                                   ($000's)
    Raw materials           $1,130           $1,083
    Work-in-process            479              739
    Finished goods             768              583
                            ------           ------
           Total            $2,377           $2,405
                             ======           ======
3.  Restructuring Expenses:

In March 1997 the Company accrued approximately $105,000 of the estimated costs to be incurred in reducing its work force. These costs are comprised of severance costs.


4.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 150,000 additional shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through May 30,1997 the Company has repurchased 306,314 or 71% of the total authorize


5.   Subsequent events:

On June 13, 1997 the Company purchased the assets of Signal
Analytics Corporation of Vienna, Virginia for cash of $2.140 million.
































MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statement of Operations is shown in Schedules I and II ( pages 12 and 13 ).

Results of Operations - 1997 Compared to 1996:
Sales revenues of $2,145,000 and $9,919,000 for the three and nine month periods ended May 30, 1997 represent a decline of 46% and 20%, respectively, from the prior comparable periods of fiscal year 1996.

Sales of the CSP Computer product group were approximately $1,631,000 and $5,702,000 for the three and nine month periods ended May 30, 1997. This represents a decline of approximately 46% and 39% from the prior comparable periods of fiscal year 1996. A major portion of the decline was due to decreased shipments of SuperCard family of products. The SuperCard family of products represented approximately 88% and 87% of product groups sales for the three and nine month periods ended May 30, 1997 compared to 87% and 92% in the prior comparable periods. This decrease is mainly due to decline in shipments to various U.S. based COTS programs and our current OEM customers. The SuperCard product is being sold to primarily existing customers. The opportunity for new customers is limited in part because of Intel Corp. has discontinued any advanced development of the i860 processor which is the main processor of the SuperCard products. The new product, the MAP-2640, which is a highly scaleable multi-computing product based on processor Power PC from IBM/Motorola and Myrinet gigabit network technology from Myricom, Inc. of Arcadia, CA. has been developed over the last two years. The initial unit was shipped in June, 1997 to Hughes Aircraft Corporation. The transition to the new product will take several quarters for buildup in the market. The SuperCard product still has numerous opportunities for existing military programs, but the increased possibilities will come from the new MAP product line.

The Scanalytics product line (bio-instrumentation for molecular and cell biology) sales were $394,000 and $2,121,000 for the three and nine month periods ended May 30, 1997, compared to $563,000 and $2,234,000 for the prior comparable periods. This decrease in revenue was primarily attributable to decreased Ambis product, service and maintenance sales, which represented approximately $52,000 and $250,000 for the three and nine month periods ended May 30, 1997, compared to $196,000 and $573,000 for prior comparable periods. Revenue generated from Cellscan decreased for the quarter by approximately 6%, compared to last year and had increased by 19% compared the prior year to date totals. Year to date Cellscan sales for the current fiscal year represented 47% and 64% of total product line revenue for the three and nine month periods.

Vision Systems product line sales were approximately $119,000 and $2,096,000 for the three and nine month periods ended May 30, 1997 compared to $429,000 and $829,000 in the prior comparable periods. The decreased revenue during the quarter was due to no significant orders from UPS or other customers for the machine bar code readers. The increase in year to date revenue was due to first and second quarter shipments to UPS.

North American sales represented 87% of total year to date sales compared to 90% for the prior comparable nine month period.
Sales in the Far East accounted for approximately 8% for the nine month period ended May 30, 1997 compared to 7% of total sales for the comparable period of fiscal 1996. European and Middle East sales were 5% of total sales compared to 3% in the prior comparable period.

Cost of sales as a percentage of sales was approximately 40% and 42% for the three and nine month periods ended May 30, 1997 compared to 45% and 42% for the prior comparable periods. The improvement in the quarter's gross margin was primarily due to the change in sales mix towards CSP product group sales which tend to carry more favorable gross profit margins. A significant portion of the first two quarters sales were derived from sales of machine bar code reader units which yield lower gross margins than either the Scanalytics or CSP products.

The Company has reduced its over all operating expenses during the quarter. In March, 1997, the Company consolidated and restructured its operations by eliminating fourteen positions primarily in manufacturing and Vision Systems. The annual savings of this action will be approximately $1 million. A one time restructure expense of $105,000 was recorded during the third quarter.

Total engineering and development expense decreased approximately 23% for the three month period but had increased by 6% for the nine month period ended May 30, 1997 compared to the prior comparable fiscal periods. The increase in engineering and development expense for the nine month period primarily represented costs to enhance the performance of Lightening 500 bar code reader and to complete the MAP-2640 and 1000 products. Approximately $151,000 of the increase for the nine month period is attributable to the expanded effort to upgrade the processing speed and camera of the Lightening 500 which included internal engineering and outside consultants. The remaining increase in expense was for the CSP product group related the completion of the new MAP products. The increase was primarily for outside consultants to assist in completion of the software and pre-product units for testing and evaluation.

Sales and marketing expenses decreased to $838,000 and $3,013,000 for the three and nine months ended May 30, 1997 compared to $1,410,000 and $4,083,000 for the same periods of prior fiscal periods. This decrease is mainly attributable to the reduction in staff of CSP product sales and marketing personnel, decreased sales commissions expense, closure of French sales operations and decreased staff in the Scanalytics customer support and sales areas.

General and Administrative expenses increased by $46,000 for the three month period ended May 30, 1997 compared to the same period of fiscal 1996. The increase relates to the expenses for the CEO and President position which was open during the third quarter of the prior fiscal year. The year-to-date total expenses were approximately $161,000 lower than the prior fiscal year, due to reductions in staff in the administration and finance area and cuts in the operating expenses.

Other income has increased compared to the prior year due to change in the mix of investments from non-taxable securities to fully taxable, which have higher rates of return.

The Company continues its conservative investment strategy of maintaining a short-term liquid position, while maximizing revenues on an after-tax basis with as limited an exposure of principal as possible. The Company believes that as a result of maintaining a liquid position, it has been able to avoid borrowing for capital needs as well as augment its operating results, and is well positioned to make an acquisition or a joint venture if appropriate opportunities arise.

Financial Position, Capital Resources and Liquidity:

Working capital remained the same at $22.8 million on both May 30, 1997 and at the end of August 30, 1996. Net accounts receivable decreased approximately $2,302,000 from August 30, 1996 due to lower sales volume and increase in collection efforts.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on either sales, revenues or income from continuing operations during the three and nine month periods ended May 31, 1996. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Subsequent Event:
On June 13, 1997, the Company acquired the assets of Signal Anayltics Corporation of Vienna, VA for cash of $2,140,000. Signal Analytics was founded in 1988 and had $1.5 million in revenue in 1996. The Company is a scientific imaging company which specializes in imaging based software and systems solutions for scientific and medical professionals. Signal Analytics will be merged into a wholly owned subsidiary, Scanalytics Inc. This acquisition is the first in CSP Inc.'s merger and acquisition strategy to leverage the strong balance sheet to add new businesses and product lines to accelerate growth and profitability.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                     /--For the three months---/  /----For the nine months---/
                              ended                          ended
                       May          May            May          May
                       30,           31,           30,           31,
                      1997     %    1996    %     1997     %    1996       %
Sales                 $2,145  100% $4,007  100%  $9,919  100%  $12,39  100%
                                                               2
Costs and expenses:
 Cost of sales           852   40%  1,802   45%   4,132   42%   5,186   42%
 Engineering and         755   35%    983   25%   2,592   26%   2,443   20%
development
 Marketing and sales     837   39%  1,410   35%   3,012   30%   4,083   33%
 General and             394   18%    349    9%  1,289   13%   1,450   12%
administrative
 Restructuring           105    5%    ---    --     105   1%    ---     --
Expense
   Total cost and      2,943  137%  4,544  113%  11,130  112%  13,162  106%
expenses

Operating loss         (798)  -37%  (537)  -13%  (1,211  -12%  (770)    -6%
                                              )

Other income             223   10%    222    6%   637      6%    636     5%

Income before loss     (575)  (27)  (315)   -8%   (574)   -6%   (134)   -1%
taxes                            %

Income tax expense     (148)  (7)%  (147)   -4%   (156)   -2%    (52)    0%
(benefit)

Net loss              ($427)  (20) ($168)   -4%           -4%   ($82)   -1%
                                 %               ($418)

CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)
                                /-For the three months-   /-For the nine months-
-/
                                         ended                       ended
                                         May 30, 1997 vs May 31, 1996
                                    $             %            $             %
                                  Change       Change       Change        Change

Sales                             ($1,862)       -46.5%                   -20.0%
                                                            $2,473)
Costs and expenses:
 Cost of sales                       (950)       -52.7%                   -20.3%
                                                            (1,054)
 Engineering and development         (228)       -23.2%       149              6.1%
 Marketing and sales                 (573)       -40.6%                   -26.2%
                                                            (1,071)
 General and administrative             45        14.6%                   -11.7%
                                                            (161)
 Restructuring expense                 105       100.00        105        100.0%
   Total cost and expenses         (1,601)       -35.2%                   -15.4%
                                                            (2,032)

Operating income (loss)              (261)       -48.6%                   -57.2%
                                                            (441)

Other income                             1          .5%           1           0.2%

Income before income taxes           (260)       -82.5%                  -328.4%
                                                            (440)

Income tax expense (benefit)           (1)         -.7%                  -200.0%
                                                            (104)
Net loss                            ($259)      -154.2%                  -409.8%
                                                            ($336)




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


        CSP Inc.
        (Registrant)


     Date: July 11, 1997    By:  s/s Alexander R. Lupinetti
Alexander R. Lupinetti
                                 Chief Executive Officer and
                                 President


     Date: July 11, 1997         By:  s/s Gary W. Levine
Gary W. Levine
                                 Vice President of Finance and
Chief Financial Officer

                             SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of
        1934, the registrant has duly caused this report to be
signed                    on its behalf by the undersigned,
thereunto duly authorized.



        CSP Inc.
        (Registrant)


        Date:______________________    By:
                                           Gary W. Levine
                                           Chief Executive
Officer
                                           and President, Acting


        Date:______________________    By:
                                           Vice President of
Finance
                                           and Chief Financial
Officer