Form 10-K405
period 1997-08-29
CSP INC /MA/
filed 1997-11-26
CIK 356037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended AUGUST 29, 1997    or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ____

Commission file number 0-10843

                                    CSP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                          04-2441294
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

40 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS                    01821
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)
Registrant's telephone number, including area code: (978)663-7598

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on November 14, 1997, was $20,874,465.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 2,681,370 at November 14, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Items 5, 6, 7 and 8 is incorporated by reference to the Registrant's 1997 Annual Report to Stockholders. The information required by Part III, Items 10,11,12 and 13 is incorporated by reference to the Registrant's Proxy Statement dated November 28, 1997 filed with respect to the Special Meeting in lieu of Annual Meeting of Stockholders of the Registrant to be held on January 8, 1998.

                                    CSP Inc.
                                    Form 10-K
                           Year Ended August 29, 1997

Item Number
in Form 10-K              Table of Contents                  Page
--------------------------------------------------------------------------------
                                     Part I

    1      Business........................................     4
    2      Properties......................................    19
    3      Legal Proceedings...............................    20
    4      Submission of Matters to a Vote
            of Security Holders............................    20
    4A     Executive Officers of the Registrant.............   20

                                     Part II

    5      Market for Registrant's Common Equity
            and Related Stockholder Matters................    22
    6      Selected Financial Data.........................    22
    7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..    22
    8      Financial Statements and Supplementary Data.....    22
    9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........    22

                                    Part III

   10      Directors and Executive Officers of the
            Registrant......................................   22
   11      Executive Compensation...........................   23
   12      Security Ownership of Certain Beneficial Owners
            and Management..................................   23
   13      Certain Relationships and Related Transactions...   23

                                     Part IV

   14      Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................   23

                                   page 3 of

                                     Part I

Item 1.  BUSINESS

                                     GENERAL

CSP Inc. (the "Company" or "CSPI") was founded in 1968 and is located in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. CSPI develops, manufactures, markets, installs and supports a range of standard high performance multi-computer products and systems with specific strengths in digital signal processing for real time applications in defense and commercial markets. The Company also commercializes technology developed by United Parcel Service (UPS) to automate parcel sortation capabilities. In 1994 a separate product group was established, Vision Systems product group, but in March 1997, it was consolidated with the computer product group. The Company, in 1988, established Scanalytics product group to develop and market imaging systems for molecular and cell biology. In June 1997, this product group was consolidated with the assets acquired from Signal Analytics Corp. and was set up as a wholly-owned subsidiary called Scanalytics Inc. In June 1997, CSPI acquired the assets of Modcomp/Cerplex L.P. CSPI sells all products through its own direct sales force in the U.S. and MODCOMP sells direct in Germany, France and United Kingdom. The two companies sell via a world-wide organization of distributors in the rest of the world. Scanalytics sells through a network of distributors and resellers.

RECENT PRODUCT LINE ACQUISITIONS:

Effective July 1, 1997, the Company acquired Modcomp/Cerplex L.P. (MODCOMP), a wholly-owned subsidiary of The Cerplex Group Inc. MODCOMP sells legacy-to-web integration solutions and real-time computer systems software and service. CSPI purchased MODCOMP for $8,709,000 in cash. This transaction was accounted for as a purchase.

In June 1997, the Company acquired Signal Analytics Corp., (Signal) a software company that provides products for scientific imaging to the life science field. CSPI purchased Signal for $2,159,000 in cash. This transaction was accounted for as a purchase.

                                CURRENT PRODUCTS

MULTICOMPUTER PRODUCTS

CSPI's MultiComputer Group's business is helping its customers solve high-performance computing problems by supplying multiprocessing systems with powerful real-time I/O capabilities that require minimum physical space or power. CSPI's unique commitment to open system designs, seamless upgradibility of software, and superior scaleable multiprocessing architectures provides the unparalleled price performance products that are needed to solve complex real-time problems.


                                   page 4 of

With decades of application experience, CSPI understands the needs of high-performance computing and real-time I/O applications. Applications expertise, product innovation, technical support, and dedication to customer support makes CSPI one of the industry's leading providers of high-performance computing systems.

The MultiComputer Group has introduced the 2000 Series of systems, marking the transition to a new generation of products designed specifically for high-performance computing applications. The 2000 Series Systems offer application developers the most comprehensive high-performance system in the industry. The Company differentiates itself from its major competitors by its use of standard interfaces and the interoperability this affords its OEM customers.

The 2000 Series High-performance MultiComputer Systems use the best of open systems technologies. The 2000 Series products are implemented using Myrinet networking technology, Message Passing Interface (MPI) software for interprocessor communications, and the VxWorks real-time operating system. Computational nodes based on PowerPCs and SHARCs provide a heterogeneous processor architecture.

The incorporation of open, proven, and established technologies in the 2000 Series MultiComputer Systems ensures that customers receive systems using the latest technology while reducing the risks associated with proprietary technology. The new products have been shipped in a variety of configurations, including multiple-chassis systems. These systems are being used for several different applications including radar, sonar, and surveillance signal processing.

The entry level price for a 2000 Series High-Performance MultiComputer System is $70,300. Volume discounts are available.

The MultiComputer group continues to market and sell the 1300 series of VME board level products. These products, the 1310 and 1311 boards, are designed around Analog Devices / 21060 DSP chip and the PowerPC RISC processor from Motorola. The 1310/11 (single VME slot) delivers 1 Gigaflops of DSP power with 8 x 21060's on a daughterboard and a VME and PowerPC 603 RISC processor. The PowerPC uses VxWorks ( Wind River Systems ) Real Time Kernel while Analog Devices C Compiler and CSPI's Standard Signal Processing Library are used for the 21060 DSP chip operation. The 1310/11 supports third party PMC(PCI) modules offering a large set of standard I/O options. The 1310/11 is priced from $6,000 to $30,000, depending upon the model and quantity purchased.

Providing additional computation power for specific signal processing application problems has been CSPI's core technology page 5 of
since its inception. The Company's products consist of both hardware and software, each optimized for the other. A typical OEM/volume end user will employ one or more units in an embedded system for defense, medical imaging, advanced vision and seismic applications.

The majority of products sold are VME-based boards (called SuperCards) which are incorporated into customized signal processing systems by OEM customers. Now in its fourth generation, the SuperCard family is a product line of embedded signal processors that employ multiple Intel i860 RISC microprocessors. The latest version, the SuperCard-4SLX, employs eight 40MHz i860's and provides 640 MFLOPS of computational power with 64MB of high speed memory and a high bandwidth interconnection scheme based upon National Semiconductor's QuickRing.

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

SuperCard products are priced from $5,000 to $45,000 (depending upon model and quantity).

The Vision Systems product group has been integrated with the Multicomputer Group. The Lightning family of over-the-belt industrial barcode readers commercialize technology developed by United Parcel Service (UPS) to automate UPS's parcel sortation capabilities. The next generation of readers is currently in production and includes upgraded technology to address more applications.

SCANALYTICS, INCORPORATED

Signal Analytics and our former Scanalytics division merged in June, 1997 to form a wholly-owned subsidiary, Scanalytics, Incorporated. Scanalytics specializes in the development and marketing of highly sophisticated image analysis software products used in the scientific research community. By integrating these page 6 of
software products with a diverse group of image capture devices, Scanalytics is able to solve application-specific problems in a variety of scientific disciplines. Applications range from astronomy to microscopy, and include specialized modules for the analysis of images in fluorescence, emission and electron microscopy, bio-medical and 3D imaging, laser beam analysis, and remote sensing.

In the biotechnology and bio-medical research markets, Scanalytics offers a complete line of image analysis software packages used primarily in quantifying DNA, RNA, and protein. Investigators involved in DNA fingerprinting, forensic analysis, paternity testing, genetic linkage analysis, and identification of pathogenic and environmental micro-organisms utilize Scanalytics analytical systems in their laboratories. Scanalytics software modules are used by hundreds of university, pharmaceutical and government labs, worldwide. In the field of cell biology, Scanalytics' 3D, high resolution, fluorescence microscopy software is being used to image and analyze microscopic cellular structures, in living cells, that were previously impossible to visualize by any other technique.

Scanalytics software products are available in Macintosh and PC versions, and are compatible with a wide variety of image capture devices, including wide-field fluorescence microscopes, confocal microscopes, CCD cameras, storage phosphor imaging devices, scanners and densitometers.

Never before has Scanalytics had such an array of product options to offer the researcher. The combined resources of this newly-merged company have produced an aggressive plan to develop several new products which are sold primarily through a network of resellers that include many of the largest scientific instrumentation companies in the world. Future product releases will include new software and hardware options for the gel electrophoresis market; more platforms for the microscopy market; and a web-based image processing product. The combined expertise of the two former organizations provide the critical mass to pursue new technology partnerships and explore new markets.

CELLSCAN AND EPR, 3D DECONVOLUTION

Based upon technology developed by the University of Massachusetts Medical Center in over ten years of research, CELLscan is a system designed to allow extremely high-resolution imaging of cellular and subcellular structures with minimal damage to the specimen. The Company offers the deconvolution software, EPR, in two options; a "stand-alone" version which runs on a desktop Pentium PC; or a server option which allows multiple users in an institution to submit jobs to a SuperCard-based server for high-speed processing. The stand-alone software is priced at $15,000 and the server options begins at $46,600 with additional SuperCard pricing available. The page 7 of

Company also sells complete image acquisitions and analysis systems ($60,000 to $100,000 exclusive of the microscope) to individual researchers in academia and biopharmaceutical companies. These turnkey system use third-party, off-the-shelf components such as z-axis positioners, light shutters, and filter wheels.

ELECTROPHORESIS PRODUCTS

Electrophoresis is the most widely used technique for the separation of proteins and nucleic acids in the life sciences. Active components are separated by charge and molecular weight in thin gels and capillaries and then detected using inherent properties or reporter molecules. These reporter molecules can be radioactive labels, colored stains or chemiluminescent and fluorescent dyes. Images derived by the scanning of these gels and capillaries are then analyzed for pertinent data using software packages. Significant methodologies using this data include large-scale DNA sequencing, DNA fragment analysis for microbial identification, population genetics, and forensics, and routine QC/QA of protein and nucleic acids in the biopharmaceutical industry.

The Scanalytics product group markets several software packages for electrophoresis analysis that sell from $1,500 to $6,500. These packages were developed in cooperation with various university and research institute collaborators. GELLAB II+, a product for the analysis of 2-D electrophoresis was developed as a direct result of a Cooperative Research and Development agreement with the National Cancer Institute. These packages are sold directly to individual researchers and via a number of distributors and OEM suppliers of scanner and capillary electrophoresis instruments.

IPLAB

IPLab is a more general purpose image processing package used in biotechnology, astronomy, laser beam analysis, and material science. The software is offered in modules with upgrades available for multi-probe fluorescence microscopy, calcium-ratio imaging, 3-D microscopy, time-lapse studies, and microscope automation. There is also a separate package available for gel analysis. IPLab scripts allow end-users to write customized functions for their individual application. The IPlab foundation product was introduced in 1991 for the Macintosh and is now available on Windows. The base product is priced at $1,800 on both platforms, and modules range in price from $500 to $3,000. The software is sold through a network of international and domestics dealers, OEMs and VARs.






                                   page 8 of

MODCOMP, INC.
COMPUTER SYSTEMS

In recent years, MODCOMP's product offering has shifted away from the sales of MODCOMP produced (proprietary and open architecture) hardware toward integration solutions including hardware, software, special engineering, and third party hardware and software. MODCOMP's value proposition is integrating these components together into a complete computer system and installing that system at the customer site.

MODCOMP continues to sell MODCOMP produced systems and components, especially as it relates to servicing current customers with replacement and/or upgraded systems. MODCOMP's computer systems generally can be expanded without major redesign as customer requirements change.

The purchase prices of MODCOMP's computers and computer systems vary in accordance with the requirements of the customer. Typically their computer systems are priced from $6,000 to $250,000, although it has delivered multi-system networks with sales prices exceeding $1,000,000 depending on configuration and peripheral equipment.

MODCOMP's computer systems are generally utilized in industrial plants, research laboratories and data processing applications. Their systems operate in real-time.

COMPUTER HARDWARE

In 1988, MODCOMP began selling RealStar family of computers, based on open systems VME and Motorola 68 and 88k processor technology. This was a direct result of faster processing technology and customer demand. MODCOMP provides migration paths for CLASSIC proprietary customers with these systems. Prices range from $15,000 to $100,000.

In July 1997, MODCOMP began the launch of its RealStar II line of computer systems. This is a line of third party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP's REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for real-time, process control market place. Prices range from $6,000 to $25,000.

MODCOMP also continues to offer its proprietary CLASSIC and MODACS systems, parts and services, which it manufactures in its Fort Lauderdale headquarters. The CLASSIC systems are mini and superminicomputers designed specifically to support real-time applications. The MODACS and MODACSX products are data acquisition and control systems. Prices range from $15,000 to $250,000.



                                   page 9 of

COMPUTER SOFTWARE AND COMPUTER PROGRAMMING

MODCOMP's computers are supported by high-level operating software, referred to as MAX, REAL/IX and REAL/IX PX. This software is designed specifically for optimum real-time performance. MODCOMP's software enables customers to write their own real-time application software. These applications, when combined with MODCOMP computers or third party computers, creates systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are competitive in the marketplace. Prices range from $3,000 to $35,000 and up.

The Company also offers specialized programming and software engineering services to supply customers with customized solutions.

LEGACY-WEB INTEGRATION SOLUTIONS

In fiscal year 1997, MODCOMP launched ViewMax in the United States. This product (named ViewMax 2000 in the U.K.) is a combination of third party hardware, software, third party software, and integration or special engineering services.

The product integrates legacy systems (such as mainframes, midranges and other host systems) using Internet technology. This product can be used to enable companies to provide data to a wider audience of users over their corporate intranet, extranet or the Internet.

Although the product has much wider potential, current sales have been for the purpose of electronic-commerce and increased corporate efficiency to British consumer electronic manufacturing companies. In the US, companies from a wide spectrum of industries have expressed interest, including insurance, financial, health services, governmental, and manufacturing/distribution. Prices range from $40,000 to $200,000.

REALITYX

In 1996, MODCOMP started selling and servicing the upgrade path to businesses using the Reality or Pick operating system from Novadyne. MODCOMP sells third party hardware and software to Value Added Resellers who subsequently do the implementation. This effort is concentrated out of our California sales office. Prices range from $10,000 to $75,000.

             MARKETS, MARKETING AND DEPENDENCE ON CERTAIN CUSTOMERS

Applications for Multicomputing products include primarily sonar and radar systems and simulators. It also services other areas such as medical imaging, seismic data processing, package sortation, mathematical biology and image processing. The Company is able page 10 of
to address these widely diverse markets as an OEM supplier to system integrators primarily in the military and defense area and other high volume end-users. In the case of Scanalytics, MODCOMP and over-the-belt products, the Company has decided to offer a complete applications solution to individual end-users. The following table sets forth the amount (in thousands of dollars) and percentage of sales revenues attributable to OEM-volume and individual end-users during fiscal years 1997, 1996 and 1995.

                                          Year Ended August
                      ------------------------------------------------------
                            1997                1996                1995

OEM-volume sales      $ 8,662    44%      $13,338    81%      $13,344    72%
End-user sales         10,878    56%        3,182    19%        5,182    28%
                      -------   ---       -------   ---       -------   ---
                      $19,540   100%      $16,520   100%      $18,526   100%
                      =======   ===       =======   ===       =======   ===


The shift in business from OEM volume sales to the end-user was due primarily to the two months of business from MODCOMP in 1997, which was all end-user sales and presented 34% of total sales and approximately 62% of end-user sales.

While military markets may be shrinking overall, CSPI has continued to work with prime contractors that are encouraged to seek commercial design solutions rather than build in-house, custom products. This effort is in response to government pressure to reduce defense expenditures, from the various procurement agencies around the world. These agencies have embraced the concept of Commercial-Off-The-Shelf (COTS) based systems as a method to reduce the cost. Prime contractors are being directed to employ relatively inexpensive commercial components whenever possible, replacing custom, fully militarized designs. This also adds another benefit in that commercial products are estimated to be several years ahead of militarized equivalents. The Company continues to ship products for several COTS based programs. The new Multicomputer series 2000 product has been shipped to a number of customers evaluating its use in future COTS programs in the radar, sonar and night vision applications, among others. The evaluation periods vary based on the program, but it takes six to eighteen months for many of the programs to complete their evaluation and beginning deployment.

The most productive, currently deployed programs have been utilizing SuperCards within the U.S. Navy's sonar computers, which are used to co-ordinate information from sensor arrays in both ship-based and shore-based installations. These programs have continued, but their deployment is nearing completion.



                                   page 11 of

Medical imaging has grown and the variety of non-invasive technologies (e.g. MRI, PET, Ultrasound, Biomagnetics) employed is still increasing. SuperCards are sold to several medical imaging equipment suppliers on an OEM basis. The Multicomputing 2000 series system is being reviewed by some current customers, but it is more powerful than the requirements for their products and other standard board level computer products and some integrated circuits can meet their needs.

Instrumentation for biotechnology is used for both basic research and the production of bio-pharmaceuticals. Funding for molecular and cell biology research is a priority for most industrial nations and has increased. Biotechnology techniques are now commonplace in all bio-pharmaceutical companies and are extensively employed in the manufacturing of bio-engineered drugs. Scanalytics instruments are used for both basic life sciences research and the quality control of bio-pharmaceutical production. No single customer represents a significant percentage of the total Scanalytics sales volume.

Barcodes are familiar to anyone shopping at the local supermarket. Designed simply for product identification or zip code encryption, these one-dimensional codes have limited information storage capacity. The trend is towards high-density, two-dimensional, machine codes capable of carrying sufficient information for decisions to be made locally. Typical of these modern codes is MaxiCode, which is designed specifically for high speed sortation tasks. However, until recently, the widespread use of two-dimensional machine codes has been limited by the lack of an accurate over-the-belt reader, an essential element in any automation scheme. The machine-code reader developed by UPS, and manufactured and marketed by the Company, addresses the need for an accurate, affordable unit capable of unattended operation which can read both bar codes and the latest two-dimensional codes.

CSPI has had limited success in its sales efforts of this product to other companies besides UPS, but it continues to market the product through the CSPI distribution channel. However, UPS is still the primary customer for the product. The ANSI and the Department of Defense have recommended MaxiCode to be used for sortation and tracking applications. This may offer some opportunities for the sale of bar code readers in the future.

Sales to individual customers constituting 10% or more of total sales consisted of sales to Hughes Aircraft of $2,370,000 (12%)in 1997 and $3,394,000 (21%) in
1996. The other significant customer was UPS with sales of $2,114,000 (11%) in 1997 and $3,948,000 (21%) in 1995. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.



                                   page 12 of

The Company markets its products through sales offices in Billerica, Massachusetts, Laurel, Maryland, and San Diego, California. Elsewhere in the U.S. and throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

MODCOMP designs, manufactures, services and markets worldwide, high-speed mini-computers and mini-computer systems principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has been expanding their product line by including third-party equipment to their sales and servicing efforts. Their new focus is as a total solutions company that can meet the needs of customers with a variety of products including internally produced and those of third-party manufacturers.

Geographically, North America accounts for approximately 68% of total sales. The significant increase in European sales was due to the two months of MODCOMP business. Historically, approximately 50% of MODCOMP's revenue is generated internationally. A significant volume of sales in the two month period were from customers in Germany and France. Accordingly, changes in market conditions on these countries may significantly affect MODCOMP's performance.

The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 1997, 1996 and 1995.

                                      Year Ended August
                ------------------------------------------------------------
                       1997                 1996                  1995

North America   $13,324      68%      $14,474      88%      $15,992      86%
Far East          1,034       5%        1,407       8%          953       5%
Europe            5,090      26%          574       3%        1,207       7%
Other                87       1%           65       1%          374       2%
                -------    ----       -------    ----       -------    ----
                $19,540     100%      $16,520     100%      $18,526     100%
                =======    ====       =======    ====       =======    ====

                                   COMPETITION

The MultiComputer, bar-code reader and bio-instrumentation markets are very competitive. The Company believes its products to be among the leaders in performance and price. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.



                                   page 13 of

The Company's principal direct competitors in the MultiComputer systems market are Mercury Computer Inc. and Sky Computers, Inc. In the specialized DSP market direct competitors are DY4 Inc., Mizar, Pentek, Ariel, and Alacron. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

The future growth of the MultiComputer systems market depends upon providing high density and scalability, in a compact, low power, and inexpensive package that can be easily integrated into an OEM customer's design for high performance computation for a specific range of signal processing and computer server systems. Other companies may offer computer systems designed for particular applications not addressed by the Company or for attachment to computers incompatible with the Company's products. Since the majority of sales are to OEM-volume users, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production and the strength of the Company's relationship with its customers.

Competitors to Scanalytics products include; Applied Precision Instruments, Inc., Vaytek Inc., Nikon, Leica, Zeiss, BioRad and NORAN in the fluorescence microscopy market. The following compete in the gel analysis software markets; BioImage Corp., Media Cybernetics, Inc., Molecular Dynamics Inc., Phoretix, and BioRad. These competitors range from small, single product companies to large multi-national instrument and microscope companies. Other companies offering image processing software in this market are Innovision, Universal imaging, Media Cybernetics, and Compix. Scanalytics maintains its competitive advantage by the internal development of sophisticated software applications and the use of the SuperCard 4 based embedded computers to offer a low-cost alternative in the 3-D fluorescence microscopy market.

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

MODCOMP's competition is primarily in three products:

A.    Proprietary Systems (Legacy)
B.    Open Systems
C.    Software (Operating Systems)



                                   page 14 of

In proprietary technologies, MODCOMP has very little competition for the supply of new systems (CLASSIC) and Software Operating Systems (MAX). Many customers with extensive applications continue to upgrade with the current CLASSIC products.

Over the past 15 years, certain companies have been formed to compete in the add-on hardware and software markets as well as on-site hardware maintenance. These competitors for hardware and software are Accurate Computer Systems, Electronics Visions, Logical Data Systems an Queue Systems. The maintenance competitors are Concept III and Protostar, Inc.

MODCOMP also sells products offered by these third party sources. In addition, a number of these are Value Added Resellers for our products who obtain a discount from MODCOMP. Therefore, they are both competitors and partners.

In Open Systems, MODCOMP faces competition from a variety of credible computer vendors. Two companies that define hard real-time computing as their specialty are Concurrent Computers, Inc. and Encore, Inc. Other competitors in soft real-time include DEC, Silicon Graphics and Hewlett Packard.

In certain process control areas where Distributed Control competes with Central Control, MODCOMP's competitors are Bailey Systems, Foxboro, MODICON, Kaiser Systems, Honeywell and Fisher. In certain cases, MODCOMP partners with these companies in joint integration projects. For turn-key projects of which MODCOMP is a minor player in the process control market, competitors include ABB, Cegelec, Seimens, Honeywell and Westinghouse.

MODCOMP's software competitors for operating systems are QNX, Solaris, SCO, Lynx and HPUX. MODCOMP's REAL/IX and REAL/IX PX are the only true UNIX open operating systems providing hard real-time performance. It should be noted that this comprises a small portion of the operating system (Process Control) market. MODCOMP competes with these products on an equal basis when soft real-time is required by the customer.

The computer industry is also characterized by rapid technological advances which generally result in new products being introduced by MODCOMP, it's competitors, and new start-up companies on a continual basis. MODCOMP would be adversely affected if its competitors introduced technologically superior products or offered their products at prices significantly lower than their products. Management believes that the industry will continue to make significant technological advances and that the competition page 15 of
will continue to be intense. In recent years, competition from a multitude of powerful microcomputer products has impacted the low-end of the product range for minicomputer manufacturers, including MODCOMP. In addition, there has been a recent trend towards the development of joint marketing arrangements and strategic alliances within the computer industry. MODCOMP may seek to acquire certain complementary products through such means in order to market to its customers.

                      MANUFACTURING, ASSEMBLY AND TESTING

All of the Company's Multicomputing Systems manufacturing is performed at its plant in Billerica, Massachusetts. The primary manufacturing process is the assembly and test of printed circuit boards and systems, designed by the Company and fabricated by other vendors. The Company endeavors to build for inventory and supplies, its products in a variety of standard formats. A small percentage of sales reflect products customized to a particular customer's specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

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

The Company is solely dependent upon Myricom Inc., Arcadia, CA for the networking technology integrated circuit chip on the Multicomputing System Series 2000 and 1300 products, and Intel Corp. for the I860 micro-processor used in its SuperCard products. The Company has sufficient quantities of these components on hand to satisfy anticipated demand and has been assured by Myricom and Intel that supplies will continue to be available in any quantities reasonably necessary.

The Company does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

The Company provides a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year depending upon the particular unit. However, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations. The Company page 16 of
maintains a reserve for warranty repairs equal approximately to 2% of product sales for the last 90 days.

The Company was approved for registration to ANSI/ASQC-Q9001 under RAB and RvC accreditation. The ISO9001 category is the most comprehensive, and incorporates every aspect of business from design, through sales, to manufacturing and customer support.

MODCOMP's computer system production starts with the procurement of raw materials, components, pcb's, cables, and prefabricated sheet metal. System configurations can include a wide selection of peripheral subsystems built or purchased under the original equipment manufacturer agreements. MODCOMP's manufacturing facility is located in Fort Lauderdale, Florida. The process is controlled by various quality steps throughout the manufacturing phases. The production cycle of an individual system generally takes between 30 and 45 days, depending on its complexity.

MODCOMP's manufacturing operations requires a wide variety of mechanical and electronic components, raw materials and other supplies. MODCOMP has more than one commercial source of supply for most of the components and raw materials which it uses, but is dependent on certain single-source suppliers for a certain number of items. The supply situation is cyclical and shortages or extended lead times for delivery have developed from time to time. Although to date the Company has had no significant problems in procuring its material requirements as needed, MODCOMP's operations could be seriously affected should shortages become acute.

                                CUSTOMER SUPPORT

The Company supports its customers in a number of ways: telephone assistance, on-site service, installation of systems(primarily in the Scanalytics product group), training and education. Customers are able to call a support unit and report problems which are reviewed by an analyst. The analyst will research the problem and will assist the customer, most commonly via telephone, in an effort to correct the problem. Service of this kind is available during the warranty period, and is also available to report "bugs" in the software. Customers may purchase software and hardware maintenance and on-site service contracts after the warranty period.

The Company offers training courses at either corporate headquarters or the customer site, should the customer request it. Field and customer service support is provided through Billerica, Massachusetts, San Diego, California, and Laurel, Maryland, and Scanalytics through its Fairfax, Virginia site.



                                   page 17 of

MODCOMP supports its customers in a number of ways; telephone assistance, on-site service, installation of systems, training and education. Service and parts warranty, generally of 90 days duration, is provided on all products. In addition, MODCOMP sells maintenance service contracts to customers. MODCOMP also conducts customer training classes of one to three weeks duration on a fee basis either at their site or the customer's location.

MODCOMP offers training courses at corporate headquarters. Field and customer service support is provided through offices strategically located throughout the world.

                           ENGINEERING AND DEVELOPMENT

During fiscal 1996, the Company's expenses (including depreciation) for engineering and development were approximately $3,360,000 (17% of sales) compared to approximately $3,325,000 (20% of sales) and $3,099,000 (17% of sales) in fiscal years 1996 and 1995, respectively. Expenditures for engineering and development are expensed as they are incurred. The Company expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for embedded computer and machine code systems. Scanalytics Inc. will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. The Company's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments.

Of the Company's and Scanalytics 71 employees, 16 professional and staff employees were engaged in software and hardware engineering and development activities as of August 29, 1997.

The Company does not have any patents that are material to its business.

MODCOMP's Engineering and Development staff has developed various computers, computer peripherals and software since 1970, which it continues to maintain and enhance.

MODCOMP's principal products are the CLASSIC hardware and software line, REAL/IX PX and special one-of-a-kind products requested by customers.

The CLASSIC hardware and software line is a proprietary line of computers and related software especially designed for the hard real-time market and has been in existence since 1970.



                                   page 18 of

'
REAL/IX PX is a modified version of the AT&T System V UNIX. It has been modified to add determinism, fast interrupt handling, and fast context switching required by the hard real-time market. REAL/IX PX runs on he Intel 486 and Pentium line of computers.

Engineering works directly with customers to develop special one-of-a-kind products such as the MODCOMP-VME-II, which moves the design of one of the early CLASSIC systems onto a VME board to go into a VME chassis.

MODCOMP's has 192 employees, 22 professional and staff employees that are engaged in software and hardware engineering and development.

                                     BACKLOG

The Company's backlog of customer orders and contracts was approximately $9,550,000 at August 29, 1997 of which approximately 90% relates to MODCOMP as compared to $3,190,284 at August 30, 1996. The backlog of the Company has fluctuated greatly over the last three years at fiscal year end. Orders for SuperCard products (board-level product) have increased recently and the Company is able to ship to customers in a shorter period of time. Moreover, OEM purchasers are not committing themselves to orders of the same magnitude as has been the case in the past.

                                    EMPLOYEES

On August 29, 1997, the Company had 263 full time employees. None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

Item 2. PROPERTIES

The Company owns the land and building at 40 Linnell Circle, Billerica, Massachusetts.

The Company owns approximately 2.8 acres of land adjacent to the Company's current facility. The Company believes space at its current location, combined with space that will be available if the Company proceeds to build on the new land, will be sufficient for future growth.

MODCOMP's corporate headquarters, manufacturing operations and training facility in Fort Lauderdale, Florida are located in a leased building, totaling approximately 77,483 square feet. In addition, they lease the following office spaces in the United page 19 of

States, Canada and foreign countries; Cincinnati - 1,958 sq. feet, Atlanta - 787 sq. feet, Houston - 1,450 sq. feet, Ontario, France - 11,066 sq. feet, Hamburg, Germany - 29 sq. feet, Hannover, Germany - 748 sq. feet, Cologne, Germany - 6,048 sq. feet and Karlsruhe, Germany - 1,782 sq. feet.

Item 3. LEGAL PROCEEDINGS

MODCOMP is currently defendant in certain lawsuits which arose in the ordinary course of business. Based in part on the opinion of legal counsel representing the Company in these lawsuits, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.  Approval of the CSP Inc. 1997 Stock Option Plan
     b.  Approval of the CSP Inc. Employee Stock Purchase Plan
     c. Approval of Amendment to the CSP Inc. Articles of Organization as described in the Proxy Statement.
     d. Approval of Amendment to the By-Laws of CSP Inc. as described in the Proxy Statement.

Item 4A. EXECUTIVE OFFICERS

Information about the executive officers of the Company is set forth below.

          NAME AND AGE                BUSINESS AFFILIATIONS

Alexander R. Lupinetti(52)    Director, Chief Executive Officer and President of
                              CSPI since October 1996; President and Chief
                              Executive Officer of each of the TCAM Systems
                              Inc., Shared Systems Corporation and SoftCom
                              Systems, Inc. subsidiaries of Stratus Computer
                              Inc. from November 1987 to September 1996;
                              Northeastern General Manager for the Engineering and Scientific Division of International Business
                              Machines, Inc. from 1984 to 1987.



Michael M. Stern(60)          Director of CSPI from 1968 to January 1984; Vice
                              President of Operations and Treasurer of CSPI since 1968.

Gary W. Levine(49)            Vice President of Finance and Chief Financial
                              Officer of CSPI since September


                                   page 20 of

                              1983; Controller of CSPI from May 1983 to
                              September 1983.

James A. Waggett(60)          Director of CSPI from 1968 to January 1984; Vice
                              President of Market Development for MultiComputer
                              Group from October 1996 to present; Vice President of Advanced Development from 1974 to September
                              1996; Business Element Manager of the Embedded
                              Computing Product Group from August 1995 to
                              October 1996; Clerk from 1971 to March 1983;
                              Assistant Clerk from March 1983 to December 1996.

Michael Mort(46)              President of Scanalytics June, 1997; President and
                              owner of Signal Analytics Corp. June, 1997-1987,

John P. Clary(60)             President of MODCOMP Inc. and Vice President of
                              CSPI from August 1997 to present, Modcomp/Cerplex
                              L.P. President and Chief Executive Officer
                              December 1994 to August 1997, Vice President of
                              Customer Support, Manufacturing and Facilities,
                              Modular Computer Systems Inc., January 1991 to
                              December 1994

Manfred Appel(56)             Vice President, Chief Financial Officer and
                              Treasurer of MODCOMP Inc., and Vice President of
                              CSP Inc., August 1995 to present; Vice President and Chief Financial Officer of Modcomp/Cerplex
                              L.P., December 1994 to August 1997; Modular
                              Computer Systems Inc. Vice President and Chief
                              Financial Officer, January 1991 to December 1994.

Bekedley E. Stramp (45)       Vice President of Sales and Support for Multi
                              Computer Group from October 1996 to present;
                              General Manager of Vision System Product Group
                              May 1994 to September 1996; Director of Customer
                              Support September 1988 to May 1994.


                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by this Item is incorporated by reference from "Common Stock Data" on page of the Company's 1997 Annual Report to Stockholders. American Stock Transfer Company is the Transfer Agent and Registrar for the Company's Common Stock. There were approximately 146 Stockholders of record as of November 14, 1997. The Company believes the number beneficial owners of shares (including shares held in street name) at that date were approximately 1,000.


                                   page 21 of

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from "Selected Financial Data" on page 12 of the Company's 1997 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-17 of the Company's 1997 Annual Report to Stockholders.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from pages 18 to 32 and from "Independent Auditor's Report" on page 33 of the Company's 1997 Annual Report to Stockholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for Directors required by this Item is incorporated by reference from the Company's Proxy Statement dated November 28, 1997 filed with respect to the Special Meeting in lieu of Annual Meeting of Stockholders of the Company on January 8, 1998.

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



                                   page 22 of

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

A)   The following are filed as part of this report:

     1)   Financial Statements (See item 8):

     The following financial statements of the Company are included in Part II of this report through incorporation by reference from the Company's 1997 Annual Report to Stockholders.

                                                                   Annual Report
                                                                        Page

     Independent Auditors' Report.........................................32

     Consolidated Balance Sheets at August 29, 1997 and
     August 30, 1996......................................................18

     Consolidated Statements of Operations for years ended
     August 29, 1997, August 30, 1996 and August 25, 1995.................19

     Consolidated Statements of Shareholders' Equity for
     years ended August 29, 1997, August 30, 1996 and
     August 25, 1995......................................................20

     Consolidated Statements of Cash Flows for years ended
     August 29, 1997, August 30, 1996 and August 25, 1995.................21

     Notes to Consolidated Financial Statements........................23-31

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



                                   page 23 of

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

10.6 Amendment to Mr. Ochlis' Employment and Deferred Compensation Agreement dated March 20, 1989 (Exhibit 10.9 to Form 10-K for year ended August 31, 1991)

10.7 1991 Incentive Stock Option Plan (the Plan is included in the Company's Proxy Statement dated November 10, 1991 with respect to the Annual Meeting of Stockholders of the Company on December 10, 1991)

10.8 Retirement Agreement for Edmund U. Cohler (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.9 Symbology Reader License Agreement between UPS and CSPI (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.10 Software License Agreement between UPS and CSPI (Exhibit 10.12 to Form 10-K for the year ended August 26, 1994)

10.11 Patent Agreement between UPS and CSPI (Exhibit 10.13 to Form 10-K for the year ended August 26, 1994)

10.12 Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated February 6, 1995

10.13 Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996

10.14   Signal Analytics Purchase Agreement



                                   page 24 of

10.15   Modcomp/Cerplex L.P. Purchase Agreement

11.0 Computation of Earnings (loss) Per Share for the years ended August 29, 1997, August 30, 1996, and August 25, 1995

13.1    1997 Annual Report to Stockholders

21.1    Subsidiaries of the Registrant

23.0    Consent of Independent Certified Public Accountants

27.1    Financial Data Schedule



                                   page 25 of

                                  EXHIBIT INDEX

Exhibit                                                          Form 10-K
Number                     Exhibit                                  Page
------                     -------                               ---------


10.14   Employment Agreement between CSP Inc. and Mr.
        Lupinetti dated September 12, 1996

11.0 Computation of Earnings (loss) Per Share for the years ended August 29, 1997, August 30, 1996, and
        August 25, 1995 36

13.1    1997 Annual Report to Stockholders                          37-64

23.0    Consent of Independent Certified Public Accountants            65

27.1    Financial Data Schedule                                     66-67







                                   page 26 of

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CSP INC.
------------
(Registrant)

Alexander R. Lupinetti                    November 26, 1997
----------------------                    -----------------
Alexander R. Lupinetti                    Date
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                                    TITLE                       DATE


Alexander R. Lupinetti        Chief Executive Officer,        November 26, 1997
---------------------------   President
Alexander R. Lupinetti


Samuel Ochlis                 Chairman of the Board,          November 26, 1997
---------------------------   Director
Samuel Ochlis

Gary W. Levine                Vice President of Finance,      November 26, 1997
---------------------------   Chief Financial Officer
Gary W. Levine

Boruch B. Frusztajer          Director                        November 26, 1997
---------------------------
Boruch B. Frusztajer

J. David Lyons                Director                        November 26, 1997
---------------------------
J. David Lyons

Shelton James                 Director                        November 26, 1997
---------------------------
Shelton James

Sandford Smith                Director                        November 26, 1997
---------------------------
Sandford Smith

John Ingram                   Director                        November 26, 1997
---------------------------
John Ingram














                                   page 27 of