Form 10-Q
period 1997-11-28
CSP INC /MA/
filed 1998-01-12
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                            FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended November 28, 1997 or

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

 Registrant's telephone number, including area code:(978)663-7598

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

                Class               Outstanding January 9, 1998
     Common stock, $.01 par value         2,681,370 shares

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

CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                             November 28,   August 29,
                                                 1997          1997
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $3,220        $4,344
   Marketable securities                            8,384         5,581
   Accounts receivable, net                        12,585         8,584
   Income tax receivable                                             37
   Inventories (Note 1)                             5,954         6,227
   Deferred income taxes                              514           504
   Prepaid expenses                                 1,207         1,301
      Total current assets                         31,864        26,578

Property, equipment and improvements, net           3,698         3,856

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              934           880
   Goodwill, net                                    1,329         1,562
   Other assets                                     2,125         1,960
      Total other assets                            4,551         4,565

         Total assets                             $40,113       $34,999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses          $12,237        $7,738
   Income taxes payable                               333             0
      Total current liabilities                    12,570         7,738
Deferred compensation and retirement                2,306         2,240
  plans
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500,000 shares; issued 2,987,684
    and 2,957,284 shares                               30            30
   Paid in capital                                 10,593        10,593
   Retained earnings                               16,836        16,676
   Equity adj.from foreign currency trans           (155)         (211)
                                                   27,304        27,088
   Less treasury stock, at cost, 301,314
     shares (Note 2)                                2,067         2,067

     Total shareholders' equity                    25,237        25,021

Total liabilities and shareholders' equity        $40,113       $34,999

See notes to consolidated financial statements

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                            /-For the three months--/
                              November     November
                                28,           29,
                                1997         1996
Sales
  Systems                         3,269       3,639
  Software                        1,148         236
  Service                        12,389         135
Total sales                      16,806       4,010

Costs and expenses, net:
Cost of sales
  Systems                         1,333       1,686
  Software                          494          29
  Service                        10,708          10
Total cost of sales              12,535       1,725

 Engineering and development        910         842
 Marketing and sales              2,321       1,194
 General and administrative         929         442

Total costs and expenses,net     16,695       4,203

Operating income (loss)             111
                                           (193)

Other income                        215         198

Income before income taxes          326           5

Income tax expense (benefit)        166
                                           (3)

Net income                         $160          $8

Earnings per share                $0.06       $0.00

Weighted average shares           2,700       2,686
   outstanding

See accompanying notes to consolidated financial statements.

CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                               /---For the three-----/
                                                   months ended
                                         November    November
                                            28,        29,
                                           1997        1996
   Cash flows from operating
activities:
   Net income                               $160         $8
   Adjustments to reconcile net income
to
     net cash provided by operating
activities:
     Unreal.(gain)loss on mark. sec.          (3)         1
     Depreciation                            333        286
     Deferred compensation and                66         60
retirement
      plans
     Deferred income taxes                   (64)         2
     Changes in current assets and
liab.:
      (Increase)decrease in accounts      (4,001)     1,229
receivable
      (Increase)decrease in inventories      273       (213)
      (Increase)decrease in prepaid           94        (82)
expenses
      Increase(decrease) in accounts       4,499        (22)
payable
        and accrued expenses
      Increase(decrease) in income           370        (121)
taxes
        payable                            1,727       1,148
      Net cash provided by operating
activities

   Cash flows from investing
activities:
     Purchase of marketable securities    (6,573)    (59,565)
     Sale of marketable securities         3,773      58,214
     Property, equipment and                  58        (186)
improvements
     Other assets                           (165)         (1)
      Net cash used in investing          (2,907)     (1,538)
       activities

   Cash flows from financing
activities:
     Proceeds from stock options               0         11
     Purchase of treasury stock             ----        ----
      Net cash provided by financing
       activities                             0          11
      Effect of exchange rate on cash        56           0
      Net decrease in cash                (1,124)      (379)
   Cash and cash equivalents, beg. of      4,344      10,928
year
   Cash and cash equivalents, end of      $3,220     $10,549
year


See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 1997.

1.  Inventories:

Inventories consist of the following:

                                 November 28,        August 29,
                                     1997               1997

Raw materials                           $1,703             $3,922
Work in process                          1,079                918
Finished goods                           3,172              1,387

 Total                                  $5,954             $6,227


2.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 282,723 shares of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through November 28, 1997 the Company has repurchased 306,314 or 71% of the total authorized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II ( pages 12 and 13 ).

Results of Operations - 1998 Compared to 1997:
Revenues of $16,806,000 for the three month period ended November 28, 1997 increased by $12,796,000 over the prior fiscal year. The dramatic increase was primarily due to the June 27, 1997 acquisition of MODCOMP Inc.(MODCOMP). This is the first reporting period that CSP Inc. had full three months of revenue and expense for the recent acquisitions of MODCOMP and Signal Analytics Corp. (consolidated into wholly-owned subsidiary Scanalytics Inc. (Scanalytics) which were completed in the
fourth quarter.    During the current three month period ended
November 28, 1997, MODCOMP's German subsidiary made a systems integration sale of $5,600,000 to VIAG Intercom, a mobile Telecommunication Company located in Germany.

MODCOMP sales represented 84% of the revenues for the quarter.
Sales of integrated systems and services represented 88% of MODCOMP's total sales.

Sales of the CSP Multicomputing products (CSP)   represented
approximately 13% of total sales revenue for the three month period ended November 28, 1997.  This represents a 23% decrease in sales  from the prior comparable three  month period. The
SuperCard family of products continues to be the major source of revenue and represented 77% of current year product groups
revenue compared to 44% in the prior year. SuperCards are sold only to existing customers. Sales of the new 2000 series products were approximately 11% of product group revenue for the first quarter. The new product, which was initially shipped during the fourth quarter of the prior fiscal year, will take some time to gain sales momentum and acceptance in the market. It traditionally takes a year or two for new products to gain acceptance and deployment by customers.
Initial sales have been for development units that are to be tested and qualified for future deployment into various defense and commercial programs. Sales of the Lighting 500 machine code readers (formerly called Vision Systems, is currently consolidated into the CSP Multicomputing product group) was less than one percent of total revenue for the current quarterly period, compared to approximately 25% of total
revenue for the comparable period of the prior year.   There are no
current orders for machine code readers from UPS, but we anticipate an order for units during the second quarter of fiscal year 1998.

Scanalytics (which sells hardware and software products for imaging for scientific applications) represented 2% of total revenue for the quarter. Scanalytics is currently selling primarily software products to the scientific community. The sales volume has declined by approximately 50% from the first quarter of the prior fiscal year. The decline in sales was due to the reduction in orders for CellScan imaging systems.
Scanalytics has changed its focus on offering the software for the CellScan products rather than reselling the hardware components in an effort to sell large volume of the product and reduce the selling cycle, which was approximately one year. The strategy is to increase the software content and thus improve the profitability of the Company. This will mean a reduction in total sales dollars due to the elimination of the sale of third party products at lower gross profit margins.

Geographic sales have changed dramatically due to the MODCOM acquisition. MODCOMP has significant European sales through its wholly-owned subsidiaries in Germany, France and Great Britain. European sales for all Companies was 67% of total revenue. North American sales were approximately 32% of total revenue for the three month period. Sales in the rest of the world accounted for approximately 1% for the three month period ended November 28,
1997

Cost of sales as a percentage of sales was approximately 75% for the three months ended November 28, 1997, compared to 43% for the prior comparable period. The significant change in cost of sales was primarily due to the change in business mix after the recent acquisition of MODCOMP. The sales mix has significantly increased with increased systems integration, third party products sales and service revenues which have lower margins than our traditional computer product sales. We have broken out the sales and cost of sales in the major product categories to better show the relationship between sales and cost of sales under the new organization. It should be noted that future cost of sales will be at lower levels than historical rates due to the addition of MODCOMP, but each period's cost of sales will depend on the sales mix.

Engineering and development expense were $910,000 for the three month period ended November 28, 1997 which was an increase of $68,000 over the comparable period of the prior fiscal year. During the quarter the Company licensed technology from Sanders, a Lockheed Martin Company. This one-time charge represented approximately 11% of the total expense. When the product begins to be shipped, royalties will be remitted to Sanders. Expenses for CSP, which represented approximately 66% of the total, decreased by approximately 18% from the completion of 1000 and 2000 Series products hardware and software offering based on Analog Devices' 21060 and Motorola's/IBM Power PC due to reductions in outside services and consultants to assist in the completion of the projects. CSP had a reduction in the engineering staff of two individuals as compared to the prior fiscal year. Engineering and development expenses for MODCOMP represented 29% of the total. Scanalytics had a decrease in engineering expenses for the period due to increased sales & marketing efforts and consolidation of operations. Scanalytics engineering expenses represented approximately 5% of the total.

Sales and marketing expenses increased by $1,127,000 to $2,321,000 for the three months ended November 28, 1997 as compared to the first quarter of the prior fiscal year. MODCOMP expenses represented 57% of the total sales and marketing expense for the period. Scanalytics expenses were approximately 18% of the total and were approximately at the same level as the prior fiscal year. CSP represented 25% of the total sales and marketing expenses and decreased by 23% from the prior year. The decrease was due to lower sales commissions and reduction in staff of approximately four employees.

General and administrative expenses increased by $487,000 over the comparable period of the prior year. MODCOMP's general and administrative expenditures represented 47% of the total expenses and represented approximately 90% of the increase over the prior year. The general and administrative expenses for CSP represented 53% of the total. CSP general and administrative expenses increased by approximately 12% from the prior year due to additional expenses for the legal and accounting services required for the new organization which more than offset reductions in staff.

Other income, which is principal from income on the securities held by the Company, was approximately the same as the prior year.

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

The Company had a high tax rate of approximately 51% for the quarter due to the significant income of the foreign operations of MODCOMP. The subsidiaries are foreign corporations which don't have any tax credits or loss carryovers to offer current benefits. In addition, the subsidiaries can't be consolidated into the U.S. Corporation tax returns.

Financial Positions and Capital Resources and Liquidity:
Working capital increased to $19.3 million at November 28, 1997, from $18.8 million at the end of August 1997. Net accounts receivable increased approximately $4,001,000 from August 29, 1997. The increase was due to the large shipment of $5.6 million by the German subsidiary of MODCOMP at the end of November, 1997. Inventory decreased $273,000 from the level reported at August 29, 1997. Management believes that it has adequate quantities to fulfill the requirements of customer's needs for the end of their programs.

Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices:
Management does not believe that inflation and changing prices had significant impact on either sales, revenues or income from continuing operations during the three month period ended November 28, 1997. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Factors That May Affect Future Performance:
This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripherals and computer products, biological imaging software and instruments and machine code readers industries; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages.

Management has reviewed the Company's systems relating to the year 2000 concerns and believes that the costs for compliance will not be material to the Company.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                     /--For the three months---/
                              ended
                      Nov.          Nov.
                       28,           29,
                      1997     %    1996    %
                     <C)
Sales                 16,806  100%  4,010  100%
Costs and expenses:
 Cost of sales        12,535   75%  1,725   43%
 Engineering and         910    5%    842   21%
development
 Marketing and sales   2,321   14%  1,194   30%
 General and             929    6%    442   11%
administrative
   Total costs and    16,695   99%  4,203  105%
expenses

Operating income         111    1%  (193)   -5%
(loss)

Other income             215    1%    198    5%

Income before income     326    2%      5    0%
taxes

Income tax expense       166    1%    (3)    0%
(benefit)

Net income               160    1%      8    0%

CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)
                                /-For the three months-/
                                         ended
                                November 28, 1997 vs November 29, 1996
                                    $             %
                                  Change       Change

Sales                               12,796         319%
Costs and expenses:
 Cost of sales                      10,810         627%
 Engineering and development            68           8%
 Marketing and sales                 1,127          94%
 General and administrative            487         110%
   Total costs and expenses         12,492         297%

Operating income (loss)                304         312%

Other income                            17           9%

Income before income taxes             321        6420%

Income tax expense (benefit)           169        5633%
Net income                            $152        1900%

PART II.   OTHER INFORMATION

     Item 4.   Submissions of Matters to a vote of Security
Holders

               The Company will hEld a Special Meeting in Lieu of Annual Meeting of Stockholders on January
8, 1997. Various matters were submitted to the shareholders for approval in a Proxy dated
November 28, 1997

     Item 6.   Exhibit and Reports on Form 8-K

                a)  Reports on Form 8-K

                Acquired all assets and subsidiaries of
                MODCOMP/Cerplex L.P. of Ft. Lauderdale, Florida and included audited financial statements for MODCOMP as indicated in Amendment 1, dated
                September 11, 1997.

                b)  Exhibits

                11.0 Data used in the calculation of net income per share.

                27.0  Financial Data Schedule

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CSP Inc.
(Registrant)


Date: January 9, 1998          By:  s/s Alexander R. Lupinetti
                                   Chief Executive Officer
and President


Date: January 9, 1998          By:  s/s Gary W. Levine
                                   Vice President of Finance
and Chief Financial Officer