Form 10-Q
period 1998-02-28
CSP INC /MA/
filed 1998-04-13
CIK 356037

13

                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                            FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 27, 1998 or

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

         Class                    Outstanding April 9, 1998
Common stock, $.01 par value       shares 2,954,595












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

PART II.  OTHER INFORMATION:

Item   4.    Submissions  of  Matters  to  a  vote  of   Security
Holders...11

Item 6.  Exhibits & Reports on Form 8-
K.........................11


































CSP INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                             February 27,   August 29,
                                                 1998          1997
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $3,098        $4,344
   Marketable securities                            7,681         5,581
   Accounts receivable, net                         8,359         8,584
   Income tax receivable                               --            37
   Inventories (Note 1)                             6,026         6,227
   Deferred income taxes                              570           504
   Prepaid expenses                                 1,308         1,301
      Total current assets                         27,042        26,578

Property, equipment and improvements, net           3,506         3,856

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              887           880
   Goodwill, net                                    1,302         1,562
   Other assets                                     1,987         1,960
      Total other assets                            4,339         4,565

         Total assets                             $34,887       $34,999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $5,115        $7,738
   Income taxes payable                               843            --
      Total current liabilities                     5,958         7,738
Deferred compensation and retirement                3,400         2,240
  plans
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500,000 shares; issued 2,991,059
    and 2,987,684 shares                               30            30
   Paid in capital                                 10,608        10,593
   Retained earnings                               17,279        16,676
   Equity adj.from foreign currency trans           (321)         (211)
                                                   27,596        27,088
   Less treasury stock, at cost, 306,314
     shares (Note 2)                                2,067         2,067

     Total shareholders' equity                    25,529        25,021

Total liabilities and shareholders' equity        $34,887       $34,999
See   notes   to   consolidated   financial
statements






CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                          /-For the three months-/-For the
six months-/
                              February     February    February   February
                                27,          28,       27,        28,
                                1998         1997        1998       1997

Sales
  Systems                        $4,823      $3,303      $8,092      $6,943
  Software                          967         367       2,115         602
  Service                        13,937          95      26,326         229
Total sales                      19,727       3,765      36,533       7,774

Cost of sales
  Systems                         2,475       1,478       3,808       3,165
  Software                          257          74         751         102
  Service                        10,657           3      21,365          13
Total cost of sales              13,389       1,555      25,924       3,280

Gross Profit                      6,338       2,210      10,609       4,494

Operating Expenses
 Engineering and development        994         995       1,975       1,837
 Sales,general &
administration                    4,244       1,433       7,423       3,070
Total Operating Expenses          5,238       2,428       9,398       4,907

Operating income (loss)           1,100                   1,211       (413)
                                              (218)

Other income                         74         216         289         414

Income (loss) before income       1,174                   1,500           1
taxes                                           (2)

Income tax expense (benefit)        732                     898
                                                (4)                     (8)

Net income                         $442          $2        $602          $9

Earnings per share
  Basic                           $0.16       $0.00       $0.21       $0.00
  Diluted                         $0.15       $0.00       $0.20       $0.00

Weighted average shares
  Basic                           2,950       2,959       2,931       2,926
  Diluted                         2,999       2,979       2,981       2,946

See accompanying notes to consolidated financial statements.



CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                     /---For the three-----/ /---For the six---/
                                                 months ended       months ended
                                          February    February February February
                                            27,        28,        27,       28,
                                           1998        1997       1998     1997
   Cash flows from operating
activities:
   Net income                              $442         $2        $602      $9
   Adjustments to reconcile net income
to
     net cash provided by operating
activities:
     Unreal.(gain)loss on mark. sec.                     5         (3)       6
     Depreciation and amortization          312        280        761       566
     Deferred compensation and
retirement
      plans                                1,094        46       1,160      106
     Deferred income taxes                   (9)       (36)       (73)     (34)
     Changes in current assets and
liab.:
      (Increase)decrease in accounts
receivable                                 4,243      (257)        242      972
      (Increase)decrease in inventories    (72)        301        201       88
      Decrease in prepaid expenses         (101)      (747)       (7)      (829)
      Decrease in accounts payable
        and accrued expenses              (7,102)     (412)     (2,603)    (434)
      Increase(decrease) in income
taxes                 payable               474        (44)        844     (165)

      Net cash provided by(used            (719)      (862)      1,124      285
in)operating             activities

   Cash flows from investing
activities:
    Purchase of marketable securities    (6,147)    (45,679)   (12,720) (105,200
                                                                             )
    Sale of marketable securities         6,850      47,376     10,623   105,590
     Property, equipment and                 (93)       (234)    (151)     (420)
improvements
     Other assets                            138         (87)     (27)     (88)
      Net cash provided by (used in)
investing
       activities                            748      1,376     (2,275)    (118)

   Cash flows from financing activity:
     Proceeds from stock options            15          21         15       33
      Net cash provided by financing
       activity                             15          21         15       33
   Effect of exchange rate on cash         (166)                 (110)
      Net increase (decrease) in cash      (122)       535      (1,246)     200
   Cash and cash equivalents, beg. of      3,220      10,593     4,344    10,928
year   Cash and cash equivalents, end of  $3,098     $11,128    $3,098   $11,128
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

Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

All shares adjusted to reflect common stock dividend of 10% recorded March 24, 1998.

1.  Inventories:

Inventories consist of the following:

                                 February 27,        August 29,
                                     1998               1997

Raw materials                           $2,208             $3,922
Work in process                            966                918
Finished goods                           2,852              1,387

 Total                                  $6,026             $6,227


2.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 310,995 shares of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 165,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management.
Through February 27, 1998 the Company has repurchased 336,945, or 71% of the total authorized.









Management's  Discussion and Analysis of Financial Condition  and
Results of Operations:

A summary of the percentage of sales for the Statements of Operation is shown on Schedule I (page 12).

Results of Operation - 1998 Compared to 1997:

The Company's sales for the second quarter, increased from $3,765,000 to $19,727,000 in the second quarter of fiscal 1998, compared to fiscal 1997. This was the highest quarterly sales achieved in the history of the Company. Sales for the six month period increased from $7,774,000 in fiscal 1997 to $36,533,000 in fiscal 1998. The increase in revenue was primarily due to the recent acquisition (June 27, 1997) of MODCOMP, which represented approximately 82% and 83% of the total revenue for the three and six month periods ended February 27, 1998. The CSP MultiComputer products group, which now includes Vision Systems, or machine bar code readers, accounted for 15% and 14% of total revenue for the three and six month periods of fiscal year 1998. Scanalytics represented 3% of the revenue for the three and six month periods. Services and systems integration sales continue to represent the major source of revenue accounting for approximately 71% and 72% of total sales for the three and six month periods ended February 27, 1998. Most of this revenue was generated by MODCOMP. During the second quarter of fiscal 1998, a significant outsourcing shipment of approximately $5,800,000 was sold by MODCOMP's German subsidiary to ARCOR Mannesmann, a German Telecommunications company. The system sale included the sale of equipment, software and integration services to build an IP (Internet Protocol) backbone network to provide intranet and internet services in 10 locations in Germany. ARCOR is one of the new telecommunication companies which started doing business on January 1, 1998 when Germany deregulated the telecommunication
market.   During the quarter, CSP MultiComputer Group revenues
decreased by 4% and 13% for the three and six month periods compared to the prior fiscal year. The decrease in sales was due to the reduction in shipments of machine code readers for United Parcel Service (UPS), which was less than 1% of sales for both the three and six month periods, compared to 25% of total sales for the same periods of fiscal year 1997. While UPS continues to utilize machine code readers in their systems, the quantities and deployment of units are still under review by UPS management. CSP MultiComputer SuperCard products sales increased by 20% and 9% for the three and six month periods compared to sales of the prior fiscal year. The increase in sales was due, in part, to continued procurement of SuperCards by the various COTS (commercial-off-the-shelf) programs and shipments to existing commercial customers. Sales of SuperCards accounted for 10% of the total revenue for the three and six month periods. The new 2000 system series of products accounted for 3% of revenue for both the three and six month periods ended February 27, 1998.
The initial shipments of 2000 series was in the fourth quarter of fiscal 1997. The series 2000 systems are based on the Power PC from IBM/Motorola and Myrinet networking technology from Myricom Inc. These systems have been purchased for use in radar, sonar and surveillance signal processing.

European sales represented 68% and 69% of sales for the three and six month periods. The increased revenue from Europe is due to MODCOMP's wholly-owned subsidiaries in Germany, France and United Kingdom. North American sales represent 31% and 27% of total sales for the three and six month periods of fiscal 1998. Sales to the other geographic areas, primarily Japan, were 1% and 4% of total sales for the three and six month periods.

Cost of sales as a percentage of sales increased to 68% and 71% respectively for the three and six month periods. The increased cost of sales was due to the change in the mix of business. The cost of sales by sales category for the three and six month periods were 76% and 81% for service and systems integration, 51% and 47% for systems and 27% and 36% for software. MODCOMP systems integration and service products are sold at lower gross profit margins than the CSP MultiComputer systems and Scanalytics software products. This is due to the purchase of third party hardware and software products which are a large part of the integration services sales. The Company attempts to purchase hardware and software at the best pricing. The purchasing is done primarily on an order by order basis. The Company will continue to take steps to lower the manufacturing overhead and to improve the overall operations efficiency to lower the cost of goods sold. The future cost of sales as a percent of sales will fluctuate based on the mix of products sold.

Engineering and development expenditures were approximately the same as the prior year's second quarter and increased by 8% over the prior fiscal year for the six month period. The major reason for the increase was due to the acquisition of MODCOMP, which represented approximately 36% and 31% of the total expense for three and six month period. The actual engineering and development expenses for CSP MultiComputer Group decreased by 33% and 15%. This was due to reduction in outside and consulting services needed to complete the 2640 system. The MultiComputer group is continuing to working on the next generation of series 2000 systems of products and recently announced the 2316 product. Scanalytics expenses for engineering and development were also down by 20% and 44% as compared to the prior year due to staff reductions. Scanalytics represented 8% and 9% of the total expense for the three and six month period ended February 27, 1998.

Sales, general and administration expenses increased by $2,811,000 and $4,352,000 for the three and six month periods ended February 27, 1998 compared to the comparable period of the prior fiscal year. MODCOMP expenses represented 61% and 58% of the total expenses and represented 92% and 99% of the increased expenses for the three and six month periods. CSP MultiComputer group's expenses increased by 29% and 13% compared with the prior fiscal year for the three and six month periods. The increase in expenses was due to increase in staff for sales and marketing, and the additional administrative expenses for the expanded organization which included additional legal, audit, tax and shareholder's services. The Scanalytics sales, marketing & administration expenses decrease by approximately 13% and 24% for the three and six month period due to the reduction in staff and promotional activity. Scanalytics represented 9% and 10% of the total expenses for the three and six month periods in the current year.

Other income decreased fiscal year 1997 from $142,000 in the quarter and $125,000 for the six month period due, in part, to the reduction in investment income. Income from investments had decreased from the last year due primarily to the lower amount of cash and marketable securities utilized for the purchase of the two subsidiaries in June 1997.

The Company's effective tax rate was approximately 62% due to the large amount of foreign source income. The countries of Germany and France, which had the largest amount of sales and income for MODCOMP, have high effective tax rates. The income was all foreign source and had no United States content to provide any offset at lower tax rates.

Financial Positions, Capital Resources and Liquidity:

The Company's working capital of $21.1 million at February 27, 1998 was increased by $2.3 million from the end of the fiscal year. The Company accounts receivable decreased from August 29, 1997 by $225,000 to $8,359,000 even with an increase in revenue of $2,921,000 between the first and second quarter of fiscal 1998. The Company's inventory decreased to $6.0 million from $6.2 million at the end of the fiscal year.

The Company spent $151,000 on capital equipment during the six month period of fiscal 1998.

Management believes that all the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 1998. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Factors That May Affect future Performance:

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripherals and computer products, biological imaging software and instruments and machine code readers industries; competitive factors and pricing pressures; changes in products mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages.

Management has reviewed the Company's systems relating to the year 2000 concerns and believes that the costs for compliance will not be material to the Company.
CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                     /--For the three months---/   /--For the six months--/
                              ended                         ended
                      Feb.          Feb.          Feb.          Feb.
                       27           28,            27            28
                      1998     %    1997    %     1998          1997

Sales                 19,727  100%  3,765  100%   36,533  100%  7,774       100%
Costs and expenses:
 Cost of sales        13,389   68%  1,555   41%   25,924   71%  3,280        42%
 Engineering and
development              994    5%    995   26%    1,975    5%  1,837        24%
 Sales,general &
administrative         4,244   21%  1,433   38%    7,423   21%  3,070        40%
   Total costs and
expenses              18,627   94%  3,983  106%   35,322   97%  8,187       105%

Operating income
(loss)                 1,100    6%  (218)   -6%    1,211    3%  (413)        -5%

Other income              74    0%    216    6%      289    1%    414         5%

Income before income
taxes                  1,174    6%    (2)    0%    1,500    4%      1         0%

Income tax expense
(benefit)                732    4%    (4)    0%      898    2%    (8)         0%

Net income              $442    2%     $2    0%      602    2%      9         0%







PART II.   OTHER INFORMATION

     Item 4.   Submissions of Matters to a vote of Security
Holders

              The Company held a special meeting in lieu of an Annual Meeting on January 8, 1998. The following matters were approved by shareholders:

              1. Dr. John Ingram and J. David Lyons were
                 elected as Class II directors for a term of
                  three years.

              2. Approved the 1997 Stock Option Plan covering
                 165,000 shares of the Company's common stock.

              3. Approved the CSP Inc. 1997 Employee Stock
                 Purchase Plan covering 275,000 shares of the Company's common stock.

              4. Approved the amendment to the Company's
                  by-laws changing the date and time of the Annual Meeting from the second Tuesday of
                 December in each year to the second Tuesday of January.

                 The amendment to the Company's by-laws of changing the location of the Annual Meeting to anywhere in the United States did not receive the necessary statutory votes and was not approved.

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


CSP Inc.
(Registrant)


Date: April 9, 1998          By:   /s/Alexander R. Lupinetti
Chief Executive Officer
and President


Date: April 9, 1998          By:   /s/Gary W. Levine
Vice President of Finance
and Chief Financial Officer