Form 10-Q
period 1998-05-29
CSP INC /MA/
filed 1998-07-13
CIK 356037

12
                SECURITIES AND EXCHANGE
                         COMMISSION Washington,
                         D.C. 10549
                            FORM 10-Q
  (Mark One)
      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended May 29, 1998 or
      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from               to
    Commission file number 0-10843
                           CSP Inc.
       (Exact name of registrant as specified in its charter)
            Massachusetts                        04-2441294
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification
      No.

           40 Linnell Circle, Billerica, Massachusetts
              (Address of principal executive offices)
 Registrant's telephone number, including area code:(978)663-
                             7598
                                 NONE
(Former name, former address, former fiscal year, if changed since last report)

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

         Class                    Outstanding June 29, 1998
Common stock, $.01 par value      2,954,595 shares

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

          Notes to Consolidated Financial Statements............7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................8

PART II.  OTHER INFORMATION:

Item   4.    Submissions  of  Matters  to  a  vote  of   Security
            Holders...13

Item 6.  Exhibits & Reports on Form 8-K.........................13

  CSP INC AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands)

                                                    May 29,        August 29,
                                                      1998            1997
                                                       (Unaudited)
 ASSETS
   Current assets:
     Cash and cash equivalents                           $4,679       $4,344
     Marketable securities                                9,736       5,581
     Accounts receivable, net                             7,166       8,584
     Income tax receivable                                   --          37
     Inventories (Note 1)                                 5,782       6,227
     Deferred income taxes                                  553         504
     Prepaid expenses                                     1,291       1,301
       Total current assets                              29,207      26,578

   Property, equipment and improvements, net              3,418       3,856

   Other assets:
     Land held for future development                       163          163
     Deferred income taxes                                  932          880
     Goodwill, net                                        1,203        1,562
     Other assets                                         1,949        1,960
       Total other assets                                 4,247        4,565

         Total assets                                   $36,872      $34,999

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable and accrued expenses              $4,121       $7,738
      Income taxes payable                                1,131           --
      Total current liabilities                           5,252        7,738
    Deferred compensation and retirement                  5,552       2,240
     plans
    Shareholders' equity:
      Common stock, $.01 par, authorized
      7,500,000 shares; issued 2,991,059
      and 2,987,684 shares                                   33           30
    Paid in capital                                      10,617       10,593
    Retained earnings                                    17,728       16,676
    Equity adj.from foreign currency trans                (243)        (211)
                                                         28,135      27,088
    Less treasury stock, at cost, 305,314& 306,314
      shares (Note 2)                                     2,067        2,067

     Total shareholders' equity                          26,068       25,021

  Total liabilities and shareholders' equity            $36,872      $34,999

  See notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data) (Unaudited)

                             /-For the three months-/-For the nine months-/
                                May 29,      May 30,     May 29,       May 30,
                                  1998         1997         1998        1997
Sales
  Systems                           $4,498      $1,944      $12,590  $8,887
  Software                           1,087         127        3,202    729
  Service                            9,490          74       35,816    303
Total sales                         15,075       2,145       51,608   9,919

Cost of sales
  Systems                            1,960         790        5,768   3,955
  Software                             419          67        1,170     169
  Service                            7,004         (5)       28,369       8
Total cost of sales                  9,383         852       35,307   4,132

Gross Profit                         5,692       1,293       16,301  5,787

Operating Expenses
 Engineering and development         1,183         755        3,158   2,592
 Sales,general &
administration                       3,779       1,336       11,201   4,406
Total Operating Expenses             4,962       2,091       14,359   6,998

Operating income (loss)                730       (798)        1,942  (1,211)

Other income                           124         223          413     637

Income(loss)before income tax
expense (benefit)                      854       (575)        2,355    (574)

Income tax expense (benefit)           405       (148)        1,303    (156)

Net income (loss)                     $449      ($427)       $1,052   ($418)

Earnings (loss) per share
  Basic                              $0.15     ($0.16)        $0.38  ($0.16)
  Diluted                            $0.15     ($0.16)        $0.37  ($0.16)

Weighted average shares
  Basic                              2,950       2,674        2,755     2,664
  Diluted                            2,977       2,684        2,819     2,682

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                       /---For the three-----//---For the nine--
                                      -/ months ended            months ended
                                          May 29,     May  30,  May 29,  May 30,
                                           1998        1997       1998     1997
   Cash flows from operating activities:
    Net income (loss)                       $449       ($427)    $1,052   ($418)
    Adjustments to reconcile net income
    (loss) to net cash provided by
       operating activities:
     Unreal. gain on mark. sec.              (1)         (8)        (4)      (2)
     Depreciation and amortization           336        281       1,096      847
     Deferred compensation and
      retirement
      plans                                2,152         11       3,312      117
     Deferred income taxes                    (28)      (22)       (101)    (56)
     Changes in current assets and
      liab.:

     Decrease in accounts receivable       1,193       1,330       1,435   2,302
      (Increase)decrease in inventories       244       (60)        445       28
      (Increase)decrease in prepaid           17        126          10    (703)
       expenses
      Decrease in accounts payable
        and accrued expenses               (994)       (233)     (3,597)   (667)
      Increase(decrease) in income taxes
          payables                          288        (49)       1,132    (214)
    Net cash provided by operating
     activities                            3,656       949       4,780     1,234


    Cash flows from investing activities:
     Purchase of marketable securities    (4,263)   (46,736)  (16,983)(151,936)
     Sale of marketable securities         2,207    45,581    12,830   151,171
     Property, equipment and               (256)       (81)      (407)   (501)
      improvements
     Other assets                            147        (19)     120    (107)
    Net cash used in investing
    activities                             (2,165)     (4,440)  (1,373)  (1,255)

    Cash flows from financing activity:
     Proceeds from stock options              12          130       27    163
     Purchase of treasury stock              0            (34)        0    (34)
      Net cash provided by financing
       activity                               12          96        27   129
    Effect of exchange rate changes on cash   78                   (32)

      Net increase (decrease) in cash       1,581       (210)      335    (10)
    Cash and cash equivalents, beg. of
    year                                   3,098      11,128     4,344    10,928
    Cash and cash equivalents, end ofyr  $4,679    $10,918   $4,679  $10,918

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

1.  Inventories:

Inventories consist of the following:

                                    May 29,          August 29,
                                     1998               1997
Raw materials                           $2,338          $3,922
Work in process                            941             918
Finished goods                           2,503           1,387

Total                                    $5,782         $6,227

2.  Stock Repurchase:

   On October 9, 1986 the Board of Directors authorized the
Company   to repurchase up to 310,995 shares of the outstanding
stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 165,000 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through May 29, 1998 the Company has repurchased 336,945, or 71% of the total authorized.

Management's Discussion and Analysis of Financial Condition and Results of Operations:

A summary of the period to period changes in principal items in the Statement of Operation is shown on Schedule I (page 10).

Results of Operation - 1998 Compared to 1997:

Company sales increased from $2,145,000 to $15,075,000 in the third quarter of fiscal 1998 compared to the same period in fiscal 1997. Sales for the nine month period increased from $9,919,000 in fiscal 1997 to $51,608,000 in fiscal 1998. The increased revenue was due primarily to the acquisition (June 27, 1997) of MODCOMP which represented approximately 74% and 80% of the total revenue for the three and nine month periods ended May 29, 1998. CSP MultiComputer products group which now includes Vision Systems, or machine bar-code readers, accounted for 22% and 17% of total revenue for the three and nine months periods of fiscal year 1998. Scanalytics represented 4% and 3% of revenue for the three and nine month periods. Services and systems integration sales continues to represent the major source of revenue accounting for approximately 63% and 69% of total sales for the three and nine month periods of the current fiscal year. Most of this revenue was generated by MODCOMP. During the third quarter of fiscal 1998 the continuation of outsourcing shipments were sold by MODCOMP's German subsidiary to ARCOR Mannesmann and E-Systems. Sales to the German Telecommunications companies represented 34% of revenue for the quarter. The system sale included completion of the sale of equipment, software and integration services to assist in completing the building of their IP(Internet protocol) backbone network to provide intranet and internet services in Germany. During the quarter, CSP MultiComputer Group revenues increased by 91% and 10% for the three and nine month periods compared to the prior fiscal year. The increase in sales was due in part to increased shipments of the new 2000 series products which represented 44% and 27% of the group's total sales for the quarter and nine month period. SuperCards continue to be a major source of revenue and represented 54% and 66% of the group's total revenue for the three and nine month periods.
The increase in sales was due in part to continued procurement of SuperCards by various COTS (commercial-off-the-shelf) programs and shipments to existing commercial customers.

European sales represented 59% and 64% of sales for the three and nine month periods. The increased revenue from Europe is due to MODCOMP's wholly-owned subsidiaries in Germany, France and United Kingdom. North American sales represented 36% and 34% of total sales for the three and nine month periods of fiscal 1998. Sales to the other geographic areas, primarily Japan, were 5% and 2% of total sales for the three and nine month periods.

Cost of sales as a percentage of sales increased to 62% and 68% respectively for the three and nine month periods as compared to the prior fiscal year. The increased cost of sales was due to the change in the mix of business. The cost of sales by sales category for the three and nine month periods was 74% and 79% for service and systems integration, 44% and 46% for systems and 39% and 37% for software. MODCOMP systems integration and service products are sold at a lower gross profit margins than the CSP MultiComputer systems and Scanalytics software products. This is due to the purchase of third party hardware and software products which are a large part of the integration services sales. The Company attempts to purchase hardware and software at the best pricing. Purchasing is done primarily on an order by order basis. The Company also will continue to take steps to lower the manufacturing overhead and make the operating efficient to improve the overall efficiency to lower the cost of goods sold. The future cost of sales as a percent of sales will fluctuate based on the mix of products sold.

Engineering and development expenditures increased by 57% and 22% over the prior fiscal year for the three and nine month period. The reason for the increase was due to the acquisition of MODCOMP which represented approximately 44% and 36% of the total expense for the three and nine month period. Actual engineering and development expenses for CSP MultiComputer
Group decreased by 14% and  22%.   This  was due to reduction
in outside and  consulting services   needed  to  complete  the
2640  system.   Scanalytics expenses for engineering and
development were also down by 3% and 24%   as  compared  to
the prior year due to staff reductions. Scanalytics represented 6% and 7% of the total expense for the three and nine month period ended May 29, 1998.

Sales, marketing and administration expenses increased by $2,433,000 and $6,795,000 for the three and nine month periods ended May 29, 1998 compared to the comparable period of the prior fiscal year. MODCOMP expenses represented 56% and 57% of the total expenses and represented 86% and 95% of the increased expenses for the three and nine month periods. CSP MultiComputer groups expenses increased by 39% and 21% compared to the prior fiscal year for the three and nine month periods. The increase in expenses was due to increased sales commissions, additional staff for sales and marketing, and the added administrative expenses for the expanded organization which included additional legal, audit, tax and shareholders services. Scanalytics sales, marketing & administration expenses decreased by approximately 11% and 20% for the three and nine month period due to the reduction in staff and promotional activity. Scanalytics represented 9% and 10% of the total expenses for the three and nine month periods in the current year.

Other income decreased by $99,000 in the quarter and $224,000 for the nine month period due primarily to the reduction in investment income. Income from investments decreased from the last year due to the cash purchase of the two subsidiaries in June 1997.

The Company's effective tax rate for the nine month period was approximately 55% due to the large amount of foreign source income. The countries of Germany and France, which had the largest amount of sales and income for MODCOMP, have high effective tax rates. The income was all foreign source and had no United States content to provide any offset at lower tax rates. The effective tax rate was lower than the prior quarter. The Company will continue to work with it's tax advisors to lower the effective rate to a more normal rate. The effective tax rate should be lower in the fourth quarter based on lower foreign source revenue and tax benefits for both federal and state income taxes which should be realized.



Financial Positions, Capital Resources and Liquidity:

The Company's working capital of $23.9 million at May 29, 1998 was increased by $5.1 million from the end of the fiscal year. The Company's inventory decreased to $5.8 million from $6.2 million at the end of the fiscal year. The increase in retirement obligations was a reclassification of the German pension obligation from a current liability to a long term obligation which represented $2.8 million of the $3.4 million increase.


The Company spent $407,000 on capital equipment during the nine month period of fiscal 1998.
Management believes that all the Company's current and foreseeable needs can be met through working capital generated by operations and investments.
Inflation and Changing Prices:
Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 1998. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.
Factors That May Affect future Performance:
This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripherals and computer products, biological imaging software and instruments and machine code readers industries; competitive factors and pricing pressures; changes in products mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)

                   /--For the three months---/  /--For the nine months--/
                            ended                         ended
                     May          May            May          May
                     29,          30,            29,          30,
                    1998     %    1997    %     1998    %     1997 %
Sales               15,075  100%  2,145  100%   51,608  100%  9,919 100%
Costs and expenses:
 Cost of sales       9,383   62%    852   40%   35,307   68%  4,132  42%
 Engineering and
    development      1,183    8%    755   35%    3,158    6%  2,592   26%
 Sales,general &
  administrative     3,779   25%  1,336   62%   11,201   22%  4,406   44%
 Total costs and
   expenses         14,345   95%  2,943  137%   49,666   96% 11,130  112%

Operating income
(loss)                730    5%  (798)  -37%    1,942    4% (1,211)  -12%


Other income          124    1%    223   10%      413    1%    637     6%

Income (loss) before
income tax (benefit)  854    6%  (575)  -27%    2,355    5%  (574)     -6%

Income tax expense
 (benefit)            405    3%  (148)   -7%    1,303    3%  (156)    -2%

Net income (loss)       $449    3%  (427)  -20%    1,052    2%  (418)  -4%

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


CSP Inc.
(Registrant)


Date: July 10, 1998          By:  /s/ Alexander R. Lupinetti
Alexander R. Lupinetti
                                 Chief Executive Officer
and President


Date: July 10, 1998          By:  /s/ Gary W. Levine
Gary W. Levine
                                 Vice President of Finance
and Chief Financial Officer