Form 10-K
period 1998-08-28
CSP INC /MA/
filed 1998-11-25
CIK 356037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended August 28, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to____

                         Commission file number 0-10843

                                    CSP Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                     04-2441294
          -----------------------------         ------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

            40 Linnell Circle, Billerica, Massachusetts       01821
           --------------------------------------------    ------------
              (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: (978)663-7598

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/   No  / /
                                                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             -----

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on November 16, 1998, was $26,057,616.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 3,257,202 at November 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Items 5, 6, 7 and 8 is incorporated by reference to the Registrant's 1998 Annual Report to Stockholders. The information required by Part III, Items 10,11,12 and 13 is incorporated by reference to the Registrant's Proxy Statement dated November 30, 1998 filed with respect to the Annual Meeting of Stockholders of the Registrant to be held on January 12, 1999.

                                    CSP Inc.
                                    Form 10-K
                           Year Ended August 28, 1998

Item Number
in Form 10-K                    Table of Contents             Page
------------                    -----------------             ----
                                     Part I
    1      Business........................................     3
    2      Properties......................................    15
    3      Legal Proceedings...............................    16
    4      Submission of Matters to a Vote
            of Security Holders............................    16
    4A     Executive Officers of the Registrant.............   16

                                     Part II

    5      Market for Registrant's Common Equity
            and Related Stockholder Matters................    17
    6      Selected Financial Data.........................    17
    7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..    17
    8      Financial Statements and Supplementary Data.....    17
    9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........    17

                                    Part III

   10      Directors and Executive Officers of the
            Registrant......................................   18
   11      Executive Compensation...........................   18
   12      Security Ownership of Certain Beneficial Owners
            and Management..................................   18
   13      Certain Relationships and Related Transactions...   18

                                     Part IV

   14      Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................   18


                                       2


                                     Part I

Item 1.  Business
                                     General

CSP Inc. (the "Company" or "CSPI") was founded in 1968 and is located in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. CSPI develops, manufactures, markets, installs and supports a range of standard high performance multi- computer products and systems with specific strengths in digital signal processing for real time applications in defense and commercial markets. The Company also commercializes technology developed by United Parcel Service (UPS) to automate parcel sortation capabilities. In 1994 a separate product group was established, Vision Systems product group, and in March 1997, it was consolidated with the computer product group. The Company, in 1988, established Scanalytics product group to develop and market imaging systems for molecular and cell biology. In June 1997, this product group was consolidated with the assets acquired from Signal Analytics Corp. and was setup as a wholly-owned subsidiary called Scanalytics Inc.(Scanalytics). Scanalytics which specializes in the development and marketing of highly sophisticated image analysis software products used by bio-technology scientists. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems for bio-technology research. Applications include forensics, fluorescence microscopy, pharmaceutical assays and 3D imaging and visualization. On June 27, 1997, CSPI acquired the assets of MODCOMP/Cerplex L.P. MODCOMP is the premier provider of systems integration and outsourcing network services, Internet solutions and real-time process control systems. This multi-national subsidiary provides network integration services including consulting, systems integration and outsourcing. ViewMax, MODCOMP's newest product, is an Internet software tool that allows organizations to connect their legacy mainframe databases to their new Intranet, Extranet or Internet applications. CSPI and MODCOMP sell all products through its own direct sales force in the U.S. and MODCOMP sell directly in Germany, France and United Kingdom. The two companies sell via a world-wide organization of distributors in the rest of the world. Scanalytics sells both direct and through a network of distributors and resellers.

Product Line Acquisitions:

Effective June 27, 1997, the Company acquired Modcomp/Cerplex L.P. (MODCOMP), a wholly-owned subsidiary of The Cerplex Group Inc. MODCOMP sells legacy-to-web integration solutions and real-time computer systems software and service. CSPI purchased MODCOMP for $8,709,000 in cash. This transaction was accounted for as a purchase.

In June 1997, the Company acquired Signal Analytics Corp., (Signal) a software company that provides products for scientific imaging to the life science field. CSPI purchased Signal for $2,159,000 in cash. This transaction was accounted for as a purchase.

                                Current Products

CSPI MultiComputer Division Products

With decades of application experience, CSPI understands the needs of high-performance computing and real-time I/O applications. Applications expertise, product innovation, technical support, and dedication to customer support makes CSPI one of the industry's leading providers of high-performance computing systems.

CSPI's MultiComputer Group's business is helping its customers solve high-performance computing problems by supplying multiprocessing systems with powerful real-time I/O capabilities that require minimum physical space or power. CSPI's unique commitment to open system designs, seamless upgradability of software, and superior scaleable multiprocessing architectures provides the unparalleled price performance products that are needed to solve complex real-time problems.

The Company's products consist of both hardware and software, each optimized for the other. A typical OEM/volume end user will employ one or more units in an embedded system for defense, medical imaging, advanced vision and seismic applications.

2000 SERIES MultiComputer Products

In fiscal year 1998, the MultiComputer Division introduced several new product additions to the 2000 SERIES MultiComputer Systems, its latest generation of products designed specifically for high-performance computing applications.

2000 SERIES MultiComputer Systems offer application developers the most comprehensive high-performance system in the industry. The Company differentiates itself from its major competitors by its use of standard interfaces and the interoperability this affords its OEM customers.

The 2000 Series High-performance MultiComputer Systems use the best of open systems technologies. They are implemented using Myrinet networking technology, Message Passing Interface (MPI) software for interprocessor communications, and the VxWorks real-time operating system. Computational nodes based on PowerPCs, from Motorola/IBM and SHARCs, from Analog Devices, provide a heterogeneous processor architecture. The incorporation of open, proven, and established technologies in the 2000 Series MultiComputer Systems ensures that customers receive systems using the latest technology while reducing the risks associated with proprietary technology. 2000 Series products have been shipped in a variety of configurations, including multiple-chassis systems. These systems are being used for several different applications including radar, sonar, and surveillance signal processing.

The entry level price for a 2000 Series High-Performance MultiComputer System is approximately $70,300. Volume discounts are offered.

MAP-1310/11 Products

The MultiComputer group continues to market and sell the MAP-1300 series of VME board level products. The MAP-1310 and the MAP-1311 boards, are designed using Analog Devices' 21060 DSP chip and the PowerPC RISC processor from Motorola/IBM. The 1310 and the 1311 delivers 1 and 2 Gigaflops of DSP computational power, respectively, using either 4 or 8 21060's on a daughterboard and a PowerPC 603 RISC processor. The 1310/1311 incorporate the VxWorks real-time operating system (from Wind

River Systems), C Compilers and CSPI's Standard Signal Processing Library for the 21060 DSP chip's operation. The 1310/11 also support third party PMC(PCI) modules offering a large set of standard I/O options. The MAP-1310 and MAP-1311 are priced from $6,000 to $30,000, depending upon the model and quantity purchased.

SuperCard Products

SuperCards are VME-based boards which are incorporated into customized signal processing systems by OEM customers. Now in its fourth generation, the SuperCard family is a complete product line of embedded signal processors employing multiple Intel i860 RISC microprocessors. The most recent version, the SuperCard-4SLX, employs eight 40MHz i860's and provides 640 MFLOPS of computational power, incorporates 64MB of high speed memory and a high bandwidth interboard connection scheme based upon National Semiconductor's QuickRing components.

SuperCard-3 utilizes one or two of the 50MHz version of the i860 and is available for the VME bus, the S-Bus and Turbochannel markets. The earlier SuperCard-2 and 1 are still supplied to a limited number of existing customers.

SuperCard products are priced from $5,000 to $45,000 (depending upon model and quantity).

Sortation Reader Products

CSPI MultiComputer Division's Vision Systems product group has been integrated with the MultiComputer Group. The Lightning family of over-the-belt industrial barcode readers commercialize technology developed by United Parcel Service
(UPS) to automate UPS's parcel sortation capabilities. The next generation of readers is currently in production and includes upgraded technology to address more applications.

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

Scanalytics, Incorporated

Scanalytics specializes in the development and marketing of highly sophisticated image analysis software products used in the scientific research community. By integrating these software products with a diverse group of image capture devices, Scanalytics is able to solve application-specific problems in a variety of scientific disciplines. Applications range from astronomy to microscopy, and include specialized modules for the analysis of images in fluorescence, emission and electron microscopy, bio-medical and 3D imaging, laser beam analysis, and remote sensing.

In the biotechnology and bio-medical research markets, Scanalytics offers a complete line of gel analysis software packages used primarily in quantifying DNA, RNA, and protein. Investigators involved in DNA fingerprinting, forensic analysis, paternity testing, genetic linkage analysis, and identification of pathogenic and environmental micro-organisms utilize Scanalytics analytical systems in their laboratories. Scanalytics software modules are used by hundreds of university, pharmaceutical and government labs, worldwide. In the field of cell biology, Scanalytics' 3D, high resolution, fluorescence microscopy software is being used to image and analyze microscopic cellular structures, in living cells, that were previously impossible to visualize by any other technique.

Scanalytics software products are available for both the Macintosh and PC, and are compatible with a wide variety of image capture devices, including wide-field fluorescence microscopes, confocal microscopes, CCD cameras, storage phosphor imaging devices, scanners and densitometers.

EPR and 3D Deconvolution

Based upon technology developed by the University of Massachusetts Medical Center in over ten years of research, EPR (Exhaustive Photon Reassignment) is a software product designed to allow extremely high-resolution imaging of cellular and subcellular structures with minimal damage to the specimen. The Company offers this deconvolution software, for use with desktop Pentium computers, or with a multi-use server with SuperCards for higher-speed processing option. The software alone is priced at $5,000, with server hardware prices starting at $46,600 with additional SuperCard pricing available. The Company also sells complete image acquisition and analysis systems ($6,000 to $100,000 exclusive of microscope) to individual researchers in government, academia and industry. These systems use third-party, off-the-shelf hardware components such as cameras, z-axis positioners, light shutters and filter wheels.

Electrophoresis products

Electrophoresis is the most widely used technique for the separation of proteins and nucleic acids in the life sciences. Active components are separated by charge and molecular weight in thin gels and capillaries and then detected using inherent properties or reporter molecules. These reporter molecules can be chemiluminescent, radioactive labels, colored stains or fluorescent dyes. Images derived by the scanning these gels and capillaries are then analyzed for pertinent data using gel analysis software. Significant methodologies using this data include large-scale DNA sequencing, DNA fragment analysis for microbial identification, genotyping, population genetics, forensics, and routine QC/QA of protein and nucleic acids in the biopharmaceutical industry.

The Scanalytics product group markets several software products for electrophoresis analysis priced from $1,000 to $6,500. These packages were developed in cooperation with various university and research institute collaborators. GELLAB II+, a product for the analysis of 2-D electrophoresis was developed as a direct result of a Cooperative Research and Development agreement with the National Cancer Institute. These packages are sold directly to individual researchers and via a number of distributors and OEM suppliers of scanner and capillary electrophoresis instruments.

IPLab Products

IPLab is a more general purpose image processing package used in microscopy, astronomy, laser beam analysis, and material science. The software is offered in modules with upgrades available for multi-probe fluorescence microscopy, calcium-ratio imaging, 3-D microscopy, time-lapse studies, and microscope automation. There is also a separate package used in microscopy, astronomy, available for gel analysis. IPLab scripts allow end-users to write customized functions for their individual applications. The IPlab foundation product was introduced in 1988 on the Macintosh and is now available on Windows. The base product is priced at $2,000, and modules range in price from $500 to $3,000. The software is sold directly and through a network of international and domestics dealers, OEMs and VARs.

MODCOMP, Inc.

Integration Services

In recent years, MODCOMP's product offering has shifted away from the sales of MODCOMP produced (proprietary and open architecture) hardware toward integration solutions including hardware, software, special engineering, and third party hardware and software. MODCOMP's value proposition is integrating these components together into a complete computer system and installing that system at the customer site. These services are offered by all MODCOMP locations. In particular, the German subsidiary has had significant successes in the telecommunication market with the recent deregulation of the industry.

MODCOMP continues to sell MODCOMP produced systems and components, especially as it relates to servicing current customers with replacement and/or upgraded systems. MODCOMP's computer systems generally can be expanded without major redesign as customer requirements change.

The purchase prices of MODCOMP's computers and computer systems vary in accordance with the requirements of the customer. Typically their computer systems are priced from $6,000 to $250,000, depending on configuration and peripheral equipment.

MODCOMP's computer systems are generally utilized in industrial plants, research laboratories and data processing applications and operate in real-time.

Computer Hardware

In 1988, MODCOMP began selling RealStar family of computers, based on open systems VME and Motorola 68 and 88k processor technology. This was a direct result of faster processing technology and customer demand. MODCOMP provides migration paths for CLASSIC proprietary customers with these systems. Prices range from $15,000 to $100,000.

In July 1997, MODCOMP began the launch of its RealStar II line of computer systems. This is a line of third party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP's REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for real-time, process control market place. During the year MODCOMP purchased a license for AccessPoint from Access Ware in order to complement the capabilities of the REAL/IX operating system. Prices for these systems range from $6,000 to $25,000.

MODCOMP also continues to offer its proprietary CLASSIC and MODACS systems, parts and services, which it manufactures in its Fort Lauderdale headquarters. The CLASSIC systems are mini and supermini computers designed specifically to support real-time applications. The MODACS and MODACSX products are data acquisition and control systems. Prices range from $15,000 to $250,000.

Computer Software and Computer Programming

MODCOMP's computers are supported by high-level operating software, referred to as MAX, REAL/IX, REAL/IX PX and Access Point. This software is designed specifically for optimum real-time performance. MODCOMP's software enables customers to write their own real-time application software. These applications, when combined with MODCOMP computers or third party computers, create systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are competitive in the marketplace. Prices range from $3,000 to $35,000 and up.

The Company also offers specialized programming and software engineering services to supply customers with customized solutions.

Legacy-Web Internet Integration Solutions

In fiscal year 1997, MODCOMP launched ViewMax in the United States. ViewMax software is a development environment that allows companies to re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology. ViewMax can be used to extend corporate data to a much wider audience via a corporate intranet, extranet, or the Internet. ViewMax can also, integrate Electronic Commerce transactions with existing legacy systems. Although the product has a broad potential, the early adopters of this technology have used it primarily for facilitating Electronic Commerce and creating extranets, current customers are in the following markets insurance, financial, health services, governmental, and manufacturing/ distribution. Prices for ViewMax range from $40,000 to $250,000.

MODCOMP's Internet Products Division will be releasing, in early 1999, ViewTerm-a software product that provides instant access to legacy systems via the web using only HTML. Since ViewTerm does not use Java or JavaScript, it is an ideal tool for quickly deploying an extranet that can be secured using the standard web secure socket layer (SSL). ViewTerm is a low cost product designed to facilitate immediate access via the web without providing the re-engineering capabilities found in ViewMax. Prices for ViewTerm will range from $5,000 to $50,000.

MODCOMP markets ViewMax both directly to end-users and through indirect channels. The direct market is cross industry, to companies of substantial size, and it is not dependent on the fluctuations of any particular industry segments. ViewMax is positioned primarily as an integration tool, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the US and UK, a wide range of companies from a broad spectrum of industry have signed up, including insurance, system integrators, automotive and consumer electronics.


             Markets, Marketing and Dependence on Certain Customers

CSPI MultiComputer Division

Applications for Multicomputing products include primarily sonar and radar systems and simulators. It also services other areas such as medical imaging, package sortation, speech recognition, and image processing. The Company addresses these widely diverse markets as an OEM supplier to system integrators primarily in the military and defense area and other high volume end-users. In the case of Scanalytics, MODCOMP and over-the- belt products, the Company offers complete application solutions to end-users. The following table sets forth the amount (in thousands of dollars) and percentage of sales revenues attributable to OEM-volume and individual end-users during fiscal years 1998, 1997 and 1996.


                                     Year Ended August
                      ------------------------------------------------
                            1998           1997              1996
                      --------------   --------------   --------------

OEM-volume sales      $ 8,320    13%   $ 8,662    44%    $13,338   81%
End-user sales         55,148    87%    10,878    56%      3,182   19%
                      -------   ----   -------   ----    -------  ----
                      $63,468   100%   $19,540   100%    $16,520  100%
                      -------   ----   -------   ----    -------  ----
                      -------   ----   -------   ----    -------  ----


The shift in business from OEM volume sales to end-user was due primarily to the business from MODCOMP in 1998 which was all end-user sales and presented 78% of total sales and approximately 90% of end-user sales.

While military markets are generally shrinking overall, military signal and image processing systems continue to be strong as they are considered very important for maintaining military readiness. CSPI works with prime contractors that are being encouraged to seek commercial-off-the-shelf (COTS) design solutions rather than build in-house, custom products. The COTS effort is in response to government pressure to reduce defense expenditures, from the various procurement agencies around the world. These agencies have embraced the concept of Commercial-Off-The-Shelf based systems as a method to reduce costs. Prime contractors are being directed to employ relatively inexpensive commercial components whenever possible, replacing custom, fully militarized designs. This also adds another benefit in that commercial products are estimated to be several years ahead of militarized equivalents. The Company continues to ship products for several COTS based programs. The new MultiComputer series 2000 product has been shipped to a number of customers developing COTS based systems or evaluating its use in future COTS programs. Such systems are mainly for radar, sonar and night vision applications. The evaluation periods vary based on the program, but it takes six to eighteen months for many of the programs to complete their evaluation and begin deployment.

Several currently deployed programs utilize SuperCards incorporated into the U.S. Navy's sonar computers, which are used to co-ordinate information from hydraphone sensor arrays in both ship-based and shore-based installations. These programs have continued, but their deployment is nearing completion.

Currently SuperCards are sold to medical imaging equipment suppliers on an OEM basis. The market demand for medical imaging and the variety of non-invasive technologies (e.g. MRI, PET, Ultrasound, Biomagnetics) is holding steady. The Multicomputing 2000 series system is more powerful than required for these products.

Barcodes are familiar to anyone shopping at the local supermarket. Designed simply for product identification or zip code encryption, these one-dimensional codes have limited information storage capacity. The trend is towards optical character recognition and high-density, two-dimensional, machine codes capable of carrying sufficient information for decisions to be made locally. Typical of these modern machine codes is MaxiCode, which is designed specifically for high speed sortation tasks. However, until recently, the widespread use of two-dimensional machine codes has been limited by the lack of an accurate over-the-belt reader, an essential element in any automation scheme. The machine-code reader developed by UPS, and manufactured and marketed by the Company, addresses the need for an accurate, affordable unit capable of unattended operation which can read bar codes and the latest two-dimensional codes and do optical character recognition as well.

CSPI has had limited success in its sales efforts of this product to other companies besides UPS, but it continues to market the product through the CSPI distribution channel. UPS is the primary customer for the product.

Sales to individual customers constituting 10% or more of total sales consisted of sales to VIAG of $10,105,000 (16%)in 1998. The other significant customer was ARCOR with sales of $9,294,000 (15%). Both customers are German Telecommunication companies. MODCOMP, a German subsidiary, installed system hardware and software for a large mobile communication antenna planning system and IP backbone network systems. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company markets its products through sales offices in Billerica, Massachusetts, Laurel, Maryland, and Los Angeles, California. Elsewhere in the U.S. and throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

MODCOMP supplies and integrates network solutions and designs, manufactures, services and markets worldwide, high-speed mini-computers and mini-computer systems principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has been expanding its product line by including third-party equipment to their sales and servicing efforts. Their new focus is as a total solutions company that can meet the needs of customers with a variety of products including internally produced and those of third-party manufacturers.

Geographically, Europe accounts for approximately 64% of total sales. The significant increase in European sales was due to MODCOMP business. Historically, approximately 50% of MODCOMP's revenue is generated internationally. During the year, MODCOMP had significant sales from system integration customers in Germany. Accordingly, changes in market conditions in these countries may significantly affect MODCOMP's performance.

The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 1998, 1997 and 1996.


                                          Year Ended August
                            ------------------------------------------------
                                 1998            1997              1996
                            --------------   --------------   --------------

North America               $21,245    33%   $13,324    68%   $14,474    88%
Far East                      1,515     3%     1,034     5%     1,407     8%
Europe                       40,594    64%     5,090     26%      574     3%
Other                           144      %        87      1%       65     1%
                            -------  -----   -------    ----  -------   ----
                            $63,468   100%   $19,540    100%  $16,520   100%
                            -------   ----   -------    ----  -------   ----
                            -------   ----   -------    ----  -------   ----



                                   Competition

CSPI MultiComputer Division

The MultiComputer, bar-code reader and bio-instrumentation markets are very competitive. The Company believes its products to be among the leaders in performance and price. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.

The Company's principal direct competitors in CSPI's MultiComputer Division market are Mercury Computer Inc. and Sky Computers, Inc. In the specialized DSP market direct competitors include DY4 Inc., Pentek, Ariel, and Alacron. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

The future growth of the MultiComputer systems market depends upon providing high density and scalability, in a compact, low power, and inexpensive package that can be easily integrated into an OEM customer's design for high performance computation for a specific range of signal processing and computer server systems. Other companies may offer computer systems designed for particular applications not addressed by the Company or for attachment to computers incompatible with the Company's products. Since the majority of sales are to OEM volume users, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production and the strength of the Company's relationship with its customers.

Direct competitors to the Company's machine code reader are AccuSort Systems, Inc., which has also licensed the relevant technology from UPS, and Intermec, and has developed their own CCD based reader. Machine code readers of conventional laser design, which have some of the same performance characteristics, are available from Computer Identics, PSC Automation, and Datalogic. The Company's competitive advantage stems from the use of its SuperCards in the reader, its superior signal processing expertise and its proven capability as a quality supplier.

In the microscopy market, Scanalytics' major competitors are Media Cybernetics, Universal Imaging and ImproVision. Other competitors include Applied Precision Instruments, Noran, Innovision, Compix, Carl Zeiss and Intelligent Imaging. In the gel analysis market, major competitors include Genetic Solutions (formerly Biolmage), Media Cybernetics, and BioRad. These competitors range from small, single product companies to large multinational instrument and microscope companies. Scanalytics maintains its competitive advantage through the internal development of sophisticated software applications to offer low-cost solutions in the 3D microscopy market.

MODCOMP's competition in its Process Control and Data Acquisition business crosses product line boundaries. Competition in its proprietary product line is with third party companies that have developed technical expertise with the CLASSIC computer system family. Direct competitors include Accurate Computers, Queue Systems, Protostar, and Electronic Visions.

Competitors for both MODCOMP's proprietary and open systems product lines also include systems integrators with process control skills in markets such as primary metals, oil and gas, power, rubber and plastics, pharmaceuticals, chemicals, pulp and paper, and food and beverages. These competitors offer alternate open systems hardware platforms and industry-specific tailored application software packages.

MODCOMP's direct competition with its real-time UNIX operating system include VxWorks, HP-UX, PowerMAX, WindowsNT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

The Legacy Extension market space is very competitive, but ViewMax technology has been reviewed by independent industry analysts and positioned as Visionary within our market segment. The Company believes it products to be among the leaders in terms of performance and price. This market space is characterized by rapid technological change, but our commitment to PERL as the development language will allow us to rapidly respond to any technical advances made by competitors that may adversely affect our business.

The Company's principal direct competitors in the Legacy Extension market space are Clientsoft, Sterling Software, Mozart, CST, Simware, Intelligent Environments, and Enterprise Link. New companies with backgrounds in emulation have begun to enter the market space. These companies such as WallData, Attachmate, and IBM have greater technical resources and marketing organizations, but are currently behind in technology. Substantial development efforts on their part could adversely affect our position.

In the system integration service business MODCOMP competitors are extensive and are difference in each of the geographical markets but they include such competitors as EDS, IBM , Sun Microsystems, and Compaq.


                       Manufacturing, Assembly and Testing

All of the CSPI Multicomputing Division's manufacturing is performed at its plant in Billerica, Massachusetts. The primary manufacturing process is the assembly and test of printed circuit boards and systems, designed by the Company and fabricated by other vendors. The Company endeavors to build for inventory and offers products in a variety of standard formats. A small percentage of sales reflect products customized to a particular customer's specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

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

The Company is solely dependent upon Myricom Inc., Arcadia, CA for the networking technology integrated circuit devices used in 2000 SERIES MultiComputer products. The Company has sufficient quantities of these components on hand to satisfy anticipated demand. The Company has been assured by Myricom that supplies will continue to be available for reasonable quantities required.

SuperCard products were designed using the Intel i860 RISC microprocessor. CSPI was recently informed that Intel would be discontinuing production of the i860 at the end of the 1998 calendar year. CSPI has made provisions to accommodate the future needs of all its SuperCard customers for this product. No new application development programs will be initiated incorporating SuperCard products, however, SuperCard products will continue to be shipped into existing programs that have completed the SuperCard end-of-life plan.

The CSPI MultiComputer Division does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

The CSPI MultiComputer Division provides a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year depending upon the particular unit. However, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations. The CSPI MultiComputer Division maintains a reserve for warranty repairs equal approximately to 2% of product sales for the last 90 days.

The CSPI MultiComputer Division is approved for registration to ANSI/ASQC-Q9001 under RAB and RvC accreditation. The ISO9001 category is the most comprehensive, and incorporates every aspect of business from design, through sales, to manufacturing and customer support. Scanalytics ships all of its software products and manuals form the Fairfax Virginia facility. They perform system integration of computers equipment with various image capture devices such as a microscopes or digital camera at their facilities in Virginia before installation at the customer site.

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


                                Customer Support

The CSPI MultiComputer Division and Scanalytics support its customers in a number of ways: telephone assistance, on-site service, installation of systems, training and education. Customers are able to call a support unit and report problems which are reviewed by an analyst. The analyst will research the problem and will assist the customer, most commonly via telephone, in an effort to correct the problem. Service of this kind is available during the warranty period, and is also available to report "bugs" in the software. Customers may purchase software and hardware maintenance and on-site service contracts after the warranty period.

The CSPI MultiComputer Division offers training courses at either corporate headquarters or the customer site, should the customer request it. Field and customer service support is provided through Billerica, Massachusetts, Los Angeles, California, Laurel, Maryland and Scanalytics through its Fairfax, Virginia site.

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


                           Engineering and Development

During fiscal 1998, CSPI MultiComputer Division's expenses (including depreciation) for engineering and development were approximately $4,072,000 (6% of sales) compared to approximately $3,360,000 (17% of sales) and $3,325,000 (20% of sales) in fiscal years 1997 and 1996, respectively. Expenditures for engineering and development are expensed as they are incurred. The CSPI MultiComputer Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for multicomputers. Scanalytics Inc. will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. CSPI MultiComputer Division's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. MODCOMP will continue development of the View Max product, Real/IXPR and AccessPoint for SCADA solutions.

Of CSPI MultiComputer Division's and Scanalytics have 74 employees, 20 professional and staff employees were engaged in software and hardware engineering and development activities as of August 28, 1998.

The CSPI MultiComputer Division does not have any patents that are material to its business.

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

Engineering works directly with customers to develop special one- of-a-kind products such as the MODCOMP-VME-II, which moves the design of one of the early CLASSIC systems onto a VME board to go into a VME chassis.

MODCOMP's 171 employees, 13 professional and staff employees are engaged in software and hardware engineering and development.


                                     Backlog

The Company's backlog of customer orders and contracts was approximately $9,781,000 at August 28, 1998 as compared to $9,550,000 at August 29, 1997. The backlog of the Company can fluctuate greatly. These fluctuation can be due to the timing of receiving large orders for integration services and OEM purchases.


                                    Employees

On August 28, 1998, the Company had 245 full time employees. None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.


Item 2. Properties

The Company owns the land and building at 40 Linnell Circle, Billerica, Massachusetts.

The Company owns approximately 2.8 acres of land adjacent to the Company's current facility. The Company believes space at its current location, combined with space that will be available if the Company proceeds to build on the adjacent land, will be sufficient for future growth.

MODCOMP's corporate headquarters, manufacturing operations and training facility in Fort Lauderdale, Florida are located in a leased building, totaling approximately 77,483 square feet. In addition, they lease the following office spaces in the United States, Canada and foreign countries; Cincinnati - 1,958 sq. feet, Atlanta - 787 sq. feet, Houston - 1,450 sq. feet, Ontario, France - 11,066 sq. feet, Hamburg, Germany - 29 sq. feet, Hannover, Germany - 748 sq. feet, Cologne, Germany - 6,048 sq. feet and Karlsruhe, Germany - 1,782 sq. feet.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of security holders.

Item 4A. Executive Officers

Information about the executive officers of the Company is set forth below.


          Name and Age                       Business Affiliations
--------------------------           ------------------------------------------
Alexander R. Lupinetti(53)           Chairman, Chief Executive Officer and
                                     President of CSPI since October 1996;
                                     President and Chief Executive Officer of
                                     each of the TCAM Systems Inc., Shared
                                     Systems Corporation and SoftCom Systems,
                                     Inc. subsidiaries of Stratus Computer Inc.
                                     from November 1987 to September 1996;
                                     Northeastern General Manager for the
                                     Engineering and Scientific Division of
                                     International Business Machines, Inc. from
                                     1984 to 1987.

Michael M. Stern(61)                 Director of CSPI from 1968 to January 1984;
                                     Vice President of Operations and Treasurer
                                     of CSPI since 1968.

Gary W. Levine(50)                   Vice President of Finance and Chief
                                     Financial Officer of CSPI since September
                                     1983; Controller of CSPI from May 1983 to
                                     September 1983.

James A. Waggett(61)                 Director of CSPI from 1968 to January 1984;
                                     Vice President of Advanced Development from
                                     1974 to the present; Business Element
                                     Manager of the Embedded Computing Product
                                     Group from August 1995 to October 1996;
                                     Clerk from 1971 to March 1983; Assistant
                                     Clerk from March 1983 to the present.




Bradley E. Stamp (46)                Vice President of Sales and Support for
                                     MultiComputer Group from October 1996 to
                                     present; General Manager of Vision System
                                     Product Group May 1994 to September 1996;
                                     Director of Customer Support September 1988
                                     to May 1994.

Michael Mort(47)                     President of Scanalytics June, 1997;
                                     President and owner of Signal Analytics
                                     Corp. June, 1997-1987,

John P. Clary(61)                    President of MODCOMP Inc. and Vice
                                     President of CSPI from August 1997 to
                                     present, Modcomp/Cerplex L.P. President
                                     and Chief Executive Officer December
                                     1994 to August 1997, Vice President of
                                     Customer Support, Manufacturing and
                                     Facilities, Modular Computer Systems
                                     Inc., January 1991 to December 1994



                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

The information required by this Item is incorporated by reference from "Common Stock Data" on page XX of the Company's 1998 Annual Report to Stockholders. American Stock Transfer Company is the Transfer Agent and Registrar for the Company's Common Stock. There were approximately 152 Stockholders of record as of November 16, 1998. The Company believes the number beneficial owners of shares (including shares held in street name) at that date were approximately 1,000.

Item 6.  Selected Financial Data

The information required by this Item is incorporated by reference from "Selected Financial Data" on page 17 of the Company's 1998 Annual Report to Stockholders.


Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

The information required by this Item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-24 of the Company's 1998
Annual Report to Stockholders.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from pages 25 to 42 and from "Independent Auditor's Report" on page 43 of the Company's 1998 Annual Report to Stockholders.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

          NONE

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The information for Directors required by this Item is incorporated by reference from the Company's Proxy Statement dated November 30,
1998 filed with respect to the Annual Meeting of Stockholders of the Company on January 12, 1999.


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


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8K

A) The following are filed as part of this report:

    1) Financial Statements (See item 8):

    The following financial statements of the Company are included in Part II of this report through incorporation by reference from the Company's 1998 Annual Report to Stockholders.


                                                                       Annual Report
                                                                           Page
                                                                       -------------

    Independent Auditors' Report..............................................43

    Consolidated Balance Sheets at August 28, 1998 and
    August 29, 1997...........................................................25

    Consolidated Statements of Operations for years ended August 28, 1998,
    August 29, 1997 and August 30, 1996.......................................26

    Consolidated Statements of Shareholders' Equity for years
    ended August 28, 1998, August 29, 1997 and August 30, 1996................27

    Consolidated Statements of Cash Flows for years ended August 28, 1998,
    August 29, 1997 and August 30, 1996.......................................28

    Notes to Consolidated Financial Statements.............................29-42



    2) Consolidated Financial Statement Schedules

       Schedule VIII - Valuation and Qualifying Accounts

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




10.12 Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated
      February 6, 1995

10.13 Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996

10.14 Signal Analytics Purchase Agreement

10.15 Modcomp/Cerplex L.P. Purchase Agreement

11.0  Computation of Earnings (loss) Per Share for the years ended August 28,
      1998, August 29, 1997, and August 30, 1996

13.1  1998 Annual Report to Stockholders

22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 29, 1997)

23.0  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of CSP Inc. and Subsidiaries

Under date of October 5, 1998, except as to Note 13, which is dated as of October 14, 1998, we reported on the consolidated balance sheet of CSP Inc. and Subsidiaries as of August 28, 1998 and August 29, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 28, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule on page 22 of this report. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG Peat Marwick LLP


Boston, Massachusetts
October 5, 1998

                            CSP INC. AND SUBSIDIARIES
                 Schedule VIII-Valuation and Qualifying Accounts


                                                                Allowance
                                                                    For
                                            Warranty             Doubtful
Description                                 Reserve              Accounts
-----------                                 --------            ----------


Balance August 25, 1995                       $92                  $103

Additions Charged to Costs and
 Expenses                                      92                   --

Additions Charged to Other
 Accounts                                      23                   --

Deductions:
  Write off of assets                          --                   --
                                            -------------------------------
Balance August 30, 1996                        69                  103

Additions Charged to Costs and
 Expenses                                      --                   --

Additions for MODCOMP                         144                  154
                                            -------------------------------

Balance August 29, 1997                       213                  257

Additions Charged to Costs and
 Expenses                                      --                   --

Additions Charged to Other
 Accounts                                      --                  l02

Deductions                                     --                   --
                                            -------------------------------

Balance August 28, 1998                      $213                 $359
                                            -------------------------------
                                            -------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
(Registrant)

Alexander R. Lupinetti                    November  23, 1998
----------------------                    -------------------
Alexander R. Lupinetti                    Date
Chief Executive Officer,
President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


NAME                          TITLE                       DATE
----                          -----                       ----


Alexander R. Lupinetti  Chief Executive Officer,     November 23, 1998
----------------------  President and Chairman
Alexander R. Lupinetti


Gary W. Levine          Vice President of Finance,   November 23, 1998
----------------------  Chief Financial Offcier
Gary W. Levine


J. David Lyons         Director                      November 23, 1998
----------------------
J. David Lyons


Shelton James          Director                      November 23, 1998
----------------------
Shelton James


Sandford Smith         Director                      November 23, 1998
----------------------
Sandford Smith


Robert Williams        Director                      November 23, 1998
----------------------
Robert Williams



                                  EXHIBIT INDEX

Exhibit                                                                          Form 10-K
Number                              Exhibit                                        Page
-------                             -------                                      ---------

 11.0      Computation of Earnings (loss) Per Share for the years ended
           August 28, 1998, August 29, 1997, and August 30, 1996

 13.1      1998 Annual Report to Stockholders

 23.0      Consent of Independent Certified Public Accountants

 27.1      Financial Data Schedule

