Form 10-Q
period 1998-11-27
CSP INC /MA/
filed 1999-01-11
CIK 356037

15

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                            FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended November 27, 1998 or

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

         Class                    Outstanding November 27, 1998
Common stock, $.01 par value           3,267,370 shares



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

PART II.  OTHER INFORMATION:

Item 6.  Exhibits & Reports on Form 8-
K.........................11




































CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                             November 27,   August 28,
                                                 1998          1998
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $2,832        $3,913
   Marketable securities                           10,636         9,635
   Accounts receivable, net                         7,781         7,698
   Inventories                                      5,791         6,308
   Deferred income taxes                            1,345         1,068
   Prepaid expenses                                 1,423         1,248
      Total current assets                         29,808        29,870

Property, equipment and improvements, net           3,214         3,367

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                              935         1,168
   Goodwill, net                                    1,172         1,142
   Other assets                                     1,862         1,818
      Total other assets                            4,132         4,291

         Total assets                             $37,154       $37,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $5,342        $6,399
   Income taxes payable                             1,217         1,375
      Total current liabilities                     6,559         7,774
                                                    3,565         3,363
Deferred compensation and retirement
  plans
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500 shares; issued 3,627
    and 3,624 shares                                   36            36
   Additional paid in capital                      10,720        10,631
   Retained earnings                               18,507        18,032
   Equity adj. from foreign currency trans          (173)         (248)
                                                   29,090        28,451
   Less treasury stock, at cost, 370
     shares                                         2,060         2,060

     Total shareholders' equity                    27,030        26,391

Total liabilities and shareholders' equity        $37,154       $37,528

See notes to consolidated financial statements




CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                              /-For the three months ended--/
                              November     November
                                27,           28,
                                1998         1997

Sales
  Systems                         4,866       3,269
  Software                          802       1,148
  Service and system
integration                       5,847      12,389
Total sales                      11,515      16,806

Costs and expenses, net:
Cost of sales
  Systems                         1,924       1,333
  Software                          237         494
  Service and system
integration                  3,916         10,708
Total cost of sales               6,077      12,535

 Engineering and development      1,129       1,054
 Sales, general and admin.        3,348       3,106

Total costs and expenses,net     10,554
                                           16,695

Operating income                    961
                                           111

Other income                         86
                                           215

Income before income taxes        1,047
                                           326

Income tax expense                  572
                                           166

Net income                         $475
                                           $160

Earnings per share
  Basic                           $0.15       $0.05
  Diluted                         $0.14       $0.05
Weighted average shares
  Basic                           3,264       3,244
  Diluted                         3,311
                                           3,267

See accompanying notes to consolidated financial statements.





CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                               /---For the three-----/
                                                   months ended
                                         November    November
                                            27,        28,
                                           1998        1997
   Cash flows from operating
activities:
   Net income                               $475        $160
   Adjustments to reconcile net income
to
     net cash provided by (used in
operating activities:
     Unreal. Gain on mark. sec.               (20)        (3)
     Depreciation and amortization           456         333
     Deferred compensation and               202          66
retirement
      plans
     Deferred income taxes                   (44)        (64)
     Changes in current assets and
liab.:
      Increase in accounts receivable        (84)     (4,001)
      Decrease in inventories                518         273
      (Increase)decrease in prepaid         (175)         94
expenses
      Increase(decrease) in accounts      (1,057)      4,499
payable
        and accrued expenses
      Increase(decrease) in income taxes    (158)        370
payable
      Other assets                          (146)       (165)
      Net cash provided by (used in)         (33)      1,562
       operating activities

   Cash flows from investing activities:
     Purchase of marketable securities    (6,427)     (6,573)
     Sale of marketable securities         5,446       3,773
     Property, equipment and                (231)         58
improvements
      Net cash used in investing          (1,212)     (2,742)
       activities

   Cash flows from financing activity:
     Proceeds from stock options and
employee        stock purchase               90         -
                                             ----       ----
      Net cash provided by financing
       activity                               90        -
      Effect of exchange rate change on       74         56
cash
      Net decrease in cash                (1,081)     (1,124)
   Cash and cash equivalents, beg. of      3,913      4,344
period
   Cash and cash equivalents, end of       $2,832     $3,220
period


See accompanying notes to consolidated financial statements.


CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998.

1. Reclassification:

Certain reclassifications were made to the Fiscal 1998 financial statements to conform to the Fiscal 1999 presentation.

2.  Inventories:

Inventories consist of the following (in thousands):

                                 November 27,        August 28,
                                     1998               1998

Raw materials                           $2,761             $1,502
Work in process                            587              1,138
Finished goods                           2,443              3,668

 Total                                  $5,791             $6,308


3.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 313,538 shares of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 181,500 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management.
Through November 27, 1998 the Company has repurchased 351,477, or 71% of the total authorized.

4.New Accounting Standards

Effective August 29, 1998, the Company adopted Financial
Accounting Standards Board Statement No. 130, "Reporting
Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income and unrealized gains and losses from foreign currency translation.

In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS 131"), which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement becomes effective for the Company in its fiscal year ending August 27, 1999. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recorded on the balance sheet at there fair value. Changes in the fair value of derivatives for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company currently expects to adopt SFAS No. 133 for the year ending August 27, 1999. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS No. 133 because the Company currently does not hold derivative instruments.

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the Company's reported net income is as follows (in thousands, except per share amounts):

                                             Three months ended
                                        November 27
November 28
                                                  1998
1997

Basic net income                                  $475
$160
Weighted Average shares outstanding, basic       3,264
3,244
Net additional common shares upon exercise
of common stock options                             47
23
Weighted average shares outstanding-diluted      3,311
3,267
Net income per share-basic                       $0.15
$0.05
Net income per share-diluted                     $0.14
$0.05

6. Comprehensive Income

The Company's total of comprehensive income is as follows:

                              For the three month period ended
                                November 27      November 28
                                    1998             1997
                                        (in thousands)
Net income                         $475              $160
Other comprehensive income:
Foreign translation adjustment       75                 -
 Total comprehensive income        $550              $160

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 13 and 14).

The discussion below contains certain forward-looking statements related to, among others but not limited to, among other things, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Results of Operations -1999 Compared to 1998:

Revenue:

The Company's sales were $11,515,000 for the three months ended November 27, 1998, compared to $16,806,000 for the same period in fiscal 1998. The decrease in revenue was due to a reduction in integration services sales by MODCOMP which was offset by a 92% increase in sales by the CSP MultiComputer Division (CSPI). MODCOMP accounted for 59% of total revenue. CSP MultiComputer Division (CSPI) products accounted for 37% of total revenue and Scanalytics revenue was 4% of the total revenue for the first quarter of fiscal 1999. Sales for systems integration and services represented 51% of sales for the quarter compared to 74% for the same period of the prior fiscal year. In the prior year, MODCOMP delivered a large integration system which was sold by its German subsidiary. The sales of these large integration systems are individual orders.

Systems sales, which include software and hardware products designed and developed by CSPI and MODCOMP, represented 42% of total revenue for the first quarter compared to 19% in the same
period of the prior fiscal year.   During the quarter, CSPI
delivered a large system to an international defense customer for an approximately 400 computer node system of its 2640 MultiComputer product for more than $2.6 million which represented 53% of the systems sales. These systems will be used by military ships and aircraft using Towed Array Sonar Systems and sonobuoys simultaneously to locate submarines. The 2000 systems are either based on the Power PC from IBM/Motorola or Analog Devices SHARC processor and Myrinet networking technology from Myricom Inc. CSPI`s newest product, the 2000 high-performance series, will provide the future source of revenue growth in the MultiComputer division. Sales of this product represented 27% of total revenue, while the older SuperCard family of products accounted for approximately 6% of total sales for the quarter. Sale of machine code readers primarily for United Parcel Service (UPS), represented 6% of CSP sales for the quarter. MODCOMP continues to ship its real-time process control classic product line to its existing customers, which represented 12% of MODCOMP revenue.

Software sales represented 7% of total quarterly sales compared to 7% in the prior year. Scanalytics accounts for 57% of the total sales. Scanalytics sales decreased by 17% from the prior year. The decreased sales were due to the discontinued sales of certain proprietary hardware products, primarily CellScan, while the Company is transitioning to a software solutions provider rather than hardware provider. The MODCOMP internet product, ViewMax, accounted for 22% of the total software sales for the year. ViewMax is a legacy-to-web internet software bridge that allows organizations to connect their legacy mainframe data bases to their new intranet, extranet, or internet applications.

European sales accounted for 42% of the total revenue for the quarter. Sales were primarily from MODCOMP's subsidiaries in Germany, France and United Kingdom. North American sales represent 35% of total sales. Sales to Asia were 22% of total revenue. Other International sales represented 1% of total sales.

COST OF SALES:

Cost of sales as a percentage of sales decreased to 53% compared to 75% for the same period of the prior fiscal year. The decreased cost of sales was due to a shift in product mix with the increased sales volume of CSP and MODCOMP service sales, which have higher product margins than the integration systems business, which has a large component of third party product sales. The integration and third-party products are sold at lower gross profit margins than the proprietary products sold by MODCOMP, CSPI and Scanalytics. The Company will continue to take steps to lower the manufacturing overhead and gain the operating efficiencies to improve the overall efficiency to lower the cost of goods sold. The future cost of sales as a percent of sales will fluctuate based on the mix of business, but most probably will increase from the levels we have historically experienced if MODCOMP integration systems sales remain as a large percentage of the total revenue.


Operating Expenses:

Engineering and development expenditures were higher, about 7% over the same period of the prior fiscal year. The increased engineering and development expenses were for MODCOMP. The cost represents labor and outside service expenses, and cost of the purchase of a one-time universal license for Accessware for development of the recently announced VIEWTERM and Scadabase products. The ViewTERM product is similar to View Max in that it is a bridge between a company's legacy mainframe and its network. ViewTerm is a lower-cost version for customers that do not need the customized, application specific reengineering that ViewMax offers. The ViewTerm product primary development was completed in the first quarter of fiscal 1999. The Scadabase product was formerly called AccessPoint for supervisory controls of process control systems. MODCOMP's engineering and development expenses represented 34% of the total expense. Scanalytics expenses were down by approximately 19% and represented 10% of the total cost. The reduction in expense was due primarily to consolidation of the two groups (Signal Analytics and CSPI Scanalytics Division) which included staff reductions. CSP represented 56% of the total and was approximately at the same level as the prior fiscal year.

Sales, general and administrative expense increased by 8% in the first quarter compared to the same period of the previous fiscal year. The increase in expense was attributable to CSP. CSPI's expense increased 19% over the prior fiscal year. The increase in expense was for addition of three individuals in sales and support, which represented 22% (of the increase), sales commission for the increased sales volume represented 41% (of the increase), shareholders services represented 6% (of the increase) and bonus expense due to the increased profitability 12%(of the increase). Bonuses for the executives are based on company revenue and profitability, coupled with individual goals based on the duties and responsibilities of the individual. Scanalytics and MODCOMP expenses decreased by 2% and 3% as compared to the prior year.


Other income expenses and taxes:

Other income expense was down by approximately $129,000 as compared to the same as the same period in the prior year. This was due in part to the reduction in investment income which represented 36% of the reduction. A decrease in other income from our MODCOMP operation represented 43% of the total reduction.

The Company showed a high effective tax rate of 54%, which is above the normal US statutory rate. This was due to the large portion of foreign-based revenue and profits from France and Germany which have high statutory tax rates. The Company will continue to review with advisors the most effective tax strategy to reduce our lower effective rate.

Financial Position, Capital Resources and Liquidity:

The Company still has a solid financial position with working capital increasing to $23. 2 million at November 27, 1998. The
Company's inventory decreased to $5.8 million from $6.3 million.
This was due to the large number of shipments in the MultiComputer Division.

Management believes that all the Company's current and foreseeable needs can be met through working capital generated by operations and investments.


Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month period ended
November 27, 1998. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future .


Factors That May Affect future Performance:

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripherals and computer products, biological imaging software and instruments and machine code readers industries; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely effect the Company's operating results. In addition, changes in the mix of old products may cause fluctuations in the Company's gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter to quarter comparisons, if its results of operations are not necessarily an indicator of future performance.

The markets for the Company's products are characterized by rapidly changing technology, new products introduction and short product life cycles. These changes can adversely affect the business and operating results. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely effect the Company's business and operating results.

Year 2000

Historically, certain computer programs have been written using two digits rather than four digits to define year. This could result in computer recognizing a date using "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem will be referred to as the "Year 2000."

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes with modification to existing software and conversion to new software, the "Year 2000" issues related to internal computer system and products will not cause significant operational or computer problems. Furthermore, the cost of implementing these solutions is anticipated to be immaterial to the financial position or results of operations. The cost of such conversions and updates are based on management's best estimates, which were based on numerous assumptions of future activities such as, but not limited to, availability and cost of personnel needed to correct and train, ability to locate and correct relevant computer code. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to asset the Year 2000 risk.

The Company has initiated and will continue formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to correct their own "Year 2000" issues. There can be no guarantee that the systems of other companies on which significant supplies and large customers rely upon will be timely converted or failure to convert by another, will not have a material impact on the Company.






CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
                     /--For the three months---/
                              ended
                      Nov.          Nov.
                       27,           28,
                      1998     %    1997    %

Sales                 11,515  100% 16,806  100%
Costs and expenses:
 Cost of sales         6,077   53% 12,535   75%
 Engineering and       1,129   10%  1,054    6%
development
 Selling, general      3,348   29%  3,106   18%
and admin.
   Total costs and    10,554   92% 16,695   99%
expenses

Operating income         961    8%    111    1%

Other income              86    1%    215    1%

Income before taxes    1,047    9%    326    2%

Income tax expense       572    5%    166    1%

Net income               475    4%    160    1%


CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)
                                /-For the three months-/
                                         ended
                                November 27, 1998 vs November 28, 1997
                                    $             %
                                  Change       Change


Sales                              (5,291)        (31%)
Costs and expenses:
 Cost of sales                     (6,458)        (52%)
 Engineering and development            75           7%
 Selling, general & admin.             242           8%

   Total costs and expenses        (6,141)        (37%)

Operating income (loss)                850         766%

Other income                         (129)        (60%)

Income before income taxes             721         221%

Income tax expense (benefit)           406         245%
Net income                            $315         297%



PART II.   OTHER INFORMATION

     Item 4.   Submissions of Matters to a vote of Security
Holders

               None

     Item 6.   Exhibit and Reports on Form 8-K

                a)  Reports on Form 8-K


                b)  Exhibits

                27.0  Financial Data Schedule

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CSP Inc.
(Registrant)


Date: January 11, 1999          By: /s/Alexander R. Lupinetti
Chief Executive Officer
and President


Date: January 11, 1999          By:  /s/Gary W. Levine
Vice President of Finance
and Chief Financial Officer