Form 10-Q
period 1999-02-26
CSP INC /MA/
filed 1999-04-08
CIK 356037

3

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                                 FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 26, 1999 or

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

         Class                    Outstanding April 5, 1999
Common stock, $.01 par value           3,267,370 shares


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

PART II.  OTHER INFORMATION:

Item 6.   Exhibits & Reports on Form 8-K.........................15



































CSP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                             February 26,   August 28,
                                                 1999          1998
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $3,280        $3,913
   Marketable securities                            9,836         9,635
   Accounts receivable, net                        11,758         7,698
   Inventories                                      5,492         6,308
   Deferred income taxes                            1,333         1,068
   Prepaid expenses                                 1,467         1,248
      Total current assets                         33,166        29,870

Property, equipment and improvements, net           3,250         3,261

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                            1,041         1,168
   Goodwill, net                                    1,341         1,257
   Other assets                                     1,605         1,809
      Total other assets                            4,150         4,397

         Total assets                             $40,566       $37,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $9,201        $6,399
   Income taxes payable                               490         1,375
      Total current liabilities                     9,691         7,774
Deferred compensation and retirement
  Plans                                             3,565         3,363
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500 shares; issued 3,627
    and 3,624 shares                                   36            36
   Additional paid in capital                      10,748        10,631
   Retained earnings                               18,943        18,032
   Equity adj. from foreign currency trans          (357)         (248)
                                                   29,370        28,451
   Less treasury stock, at cost, 370
     shares                                         2,060         2,060

     Total shareholders' equity                    27,310        26,391

Total liabilities and shareholders' equity        $40,566       $37,528

See notes to consolidated financial statements




CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                  /-For the three months ended-//For the
Six Months Ended-/

                              February     February    February   February
                                26,          27,       26,        27,

                                1999         1998        1999       1998
Sales
  Systems                        $4,194      $4,823      $9,060     $8,092
  Software                        1,244         967       2,046      2,115
  Service and system
integration                      10,147      13,937      15,994     26,326
Total sales                      15,585      19,727      27,100     36,533

Cost of sales
  Systems                         1,916       2,475       3,840      3,808
  Software                          392         257         629        751
  Service and system              8,095
integration                                  10,657      12,011     21,365
Total cost of sales              10,403      13,389      16,480     25,924

 Engineering and development        976         994       2,105      1,975
 Sales, general and admin.        3,498       4,244       6,846      7,423

Total costs and expenses         14,877                  25,431     35,322
                                             18,627

Operating income                    708                   1,669      1,211
                                              1,100

Other income                        143          74         229        289

Income before income taxes          851                   1,898      1,500
                                              1,174

Income tax expense                  416                     987        898
                                                732

Net income                         $435                    $911       $602
                                               $442

Earnings per share
  Basic                           $0.13       $0.14       $0.28      $0.19
  Diluted                         $0.13       $0.13       $0.27      $0.18
Weighted average shares
  Basic                           3,270       3,248       3,263      3,248
  Diluted                         3,331                   3,314      3,278
                                              3,279

See accompanying notes to consolidated financial statements.







CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                               /---For the three-----/ /--For the Six-
-/
                                                Months ended           Months ended
                                          February   February  February February
                                            26,        27,        26,       27,
                                              1999        1998       1999     1998
   Cash flows from operating
activities:
   Net income                               $435       $442       $911      $602
   Adjustments to reconcile net income
to
     Net cash provided by (used in
operating activities:
     Unrealized Gain on marketable          (11)        ---       (31)       (3)
securities
     Depreciation and amortization          154         312       609        761
     Deferred compensation and              ---        1,094      202      1,160
retirement
      plans
     Deferred income taxes                  (94)        (9)      (138)      (73)
     Changes in current assets and
liab.:
     (Increase)decrease in accounts       (3,976)      4,243    (4,060)      242
receivable
     (Increase)decrease in inventories      298        (72)       816        201
     Increase in prepaid expenses           (44)       (101)     (219)       (7)
     Increase(decrease) in accounts        3,859      (7,102)    2,802   (2,603)
payable
        and accrued expenses
     Increase(decrease) in income taxes    (727)        474      (885)       844
payable
     Other assets                           180         138        34       (27)
      Net cash provided by (used in)         74        (581)       41      1,097
       operating activities

   Cash flows from investing activities:
     Purchase of marketable securities    (6,648)     (6,147)  (13,075) (12,720)
     Sale of marketable securities         7,459       6,850    12,905    10,623
     Property, equipment and               (281)       (93)     (512)      (151)
improvements
      Net cash used in investing            530         610      (682)   (2,248)
       activities

   Cash flows from financing activity:
     Proceeds from stock options and         27         15        117        15
employee        stock purchases

      Net cash provided by financing         27         15        117        15
       activity
      Effect of exchange rate change on    (183)      (166)      (109)     (110)
cash
      Net increase (decrease) in            448       (122)      (633)   (1,246)
cash
   Cash and cash equivalents, beg. of      2,832      3,220      3,913     4,344
period
   Cash and cash equivalents, end of       $3,280     $3,098     $3,280   $3,098
period


See accompanying notes to consolidated financial statements.


CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998.

1.  Reclassification:

Certain reclassifications were made to the Fiscal 1998 financial statements to conform to the Fiscal 1999 presentation.

2.  Inventories:

Inventories consist of the following (in thousands):

                                 February 26,        August 28,
                                     1999               1998
Raw materials                           $2,223             $1,502
Work in process                            711              1,138
Finished goods                           2,558              3,668

 Total                                  $5,492             $6,308


3.  Stock Repurchase:

            On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 313,538 shares of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the
Company to repurchase up to an additional 181,500 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through February 26,1999 the Company has repurchased 351,477, or 71% of the total authorized.

4.  New Accounting Standards

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company currently expects to adopt SFAS No. 133 for the year ending August 27, 1999. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS No. 133 because the Company currently does not hold derivative instruments.

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the Company's reported net income is as follows (in thousands, except per share amounts):

                                      Three months ended  Six months ended
                                      Feb. 26  Feb. 27   Feb. 26   Feb.27
                                       1999      1998      1999   1998
Basic net income                       $435      $442      $911  $602
Weighted Average shares outstanding, basic    3,270     3,248     3,263
3,248
Net additional common shares upon exercise
of common stock options                          61        31        51
30
Weighted average shares outstanding-diluted   3,331     3,279     3,314
3,278
Net income per share-basic                    $0.13     $0.14     $0.28
$0.19
Net income per share-diluted                  $0.13     $0.13     $0.27
$0.18

6. Comprehensive Income

The Company's comprehensive income is as follows:

                                     Three months ended   Six months ended
                                            Feb. 26  Feb. 27  Feb. 26 Feb. 27
                                              1999     1998   1999   1998
                                             (C)
Net income                                    $435     $442    $911   $602
Other comprehensive income:
Foreign translation adjustment                 (184)    (166)  (109)(110)
 Total comprehensive income                     $251     $276   $802   $492






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

Results of Operation -1999 Compared to 1998:

Revenue:

The Company's sales were $15,585,000 and $27,101,000 for the three month and six month periods ended February 26, 1999 compared to $19,727,000 and $36,533,000 for the same periods in fiscal 1998. The decrease in revenue was due to a reduction in integration services sales by MODCOMP. In the second quarter of fiscal 1998, MODCOMP's German subsidiary had a $5.8 million outsourcing shipment from ARCOR, a German telecommunication supplier. The sales of large integration systems are individual orders.
MODCOMP accounted for 74% and 68% of the total revenue for the three and six month periods compared to 82% and 83% in the same periods of the prior fiscal year. CSP MultiComputer Division (CSPI) products accounted for 21% and 28% for the three and six month periods compared to 15% and 14% for the prior fiscal year and Scanalytics revenues were 5% and 4% for the three and six month periods compared to 3% and 4% for the prior fiscal year.

Sales for systems integration and services represented 65% and 59% of sales for the quarter and six month period compared to 71% and 72% for the same period of the prior fiscal year.  Systems sales, which includes software and hardware products designed and developed by CSPI and
MODCOMP, represented 27% and 33% of total revenue for the second quarter and six month period compared to 24% and 22% in the same periods of the prior fiscal year.  CSPI's newest product offering, series 2000 systems products, are either based on the Power PC from IBM/Motorola or Analog
Devices SHARC processor and Myrinet networking technology from Myricom
Inc.  Sales of the 2000 series products have increased by approximately
300% for the six months ended February 26, 1999 over the same period of the prior fiscal year and accounted for 29% of the total system sales for the six month period.  SuperCard family of products accounted for approximately 41% of total sales for the system sales for the six month
period ended February 26, 1999.    CSPI's 2000 series high-performance
products will provide the future source of revenue growth in the division.  MODCOMP continues to ship its real-time process control classic product line to it's existing customers which represented 21% of systems revenue for the six month period ended February 26, 1999.

Software sales represented 8% of sales for both the three and six months periods of 1999 compared to 5% and 6% of sales for the same periods of the prior fiscal year.  Scanalytics accounts for 59% of the total software sales for both the three and six month periods during fiscal
1999. Scanalytics sales increased by 9% for the first six months of the current fiscal year compared to the prior year. The increased sales was due to the increased demand for the IP software product which is an
imaging software product used by biotechnology organizations.   The
MODCOMP internet product, ViewMax, accounted for approximately 26% of the total software sales for the year. ViewMax allows companies to easily integrate their IT systems with Internet technology without modification to the underlying legacy application code. Acting as a bridge between a company's legacy mainframe and its network - includes extranets and the
Internet-ViewMax reconfigures information from green screen and allows users to view the data on their PC's in a graphic-friendly format. As
e-commerce continues to expand, the ViewMax product will play an important role in the growth and success of the Company.

European sales accounted for 63% and 55% of the total revenue for the quarter and six month periods. The rest of geographic revenue breakdown was 35% and 34% for the Americas, and 2% and 11%( 10% for Asia) for the rest of the world for the three and six month periods ended February 26, 1999.

Cost of Sales:

Cost of sales as a percentage of sales was 67% and 61% for the three and six month periods ended February 26, 1999. This compared to 68% and 71% for the same periods of the prior fiscal year. The reduction in the cost of sales was due to the change in product mix with increased sales of high margin system and software products. The Company will continue to take steps to lower the manufacturing overhead and make operations more efficient to improve the overall efficiency of the manufacturing process, thus reducing the cost of goods sold. The future cost of sales as a percent of sales will fluctuate based on the mix of business, but most probably will increase from the levels we have historically experienced if MODCOMP integration systems sales remain as a large percentage of the total revenue.


Operating Expense:

Engineering and development expenditures were down by about 2% over the same period of the prior fiscal year for the three month period. The decreased engineering and development expenses resulted from decreased expenses of about 16% at MODCOMP which was partially offset by an increase of 54% at Scanalytics. The reduction in expenses at MODCOMP was due to a decrease in staff and expenses associated with the older MODCOMP legacy products. The Company is currently shifting its focus and resources to the ViewMAX Internet software products. This shift will take a number of months to redeploy resources. Scanalytics expenses have increased by 54% from that of the prior year. This is due to an increase of three individuals on the engineering and development staff. CSP represented 57% and 58% of the total expense for the three and six month periods and was approximately at the same level as the prior fiscal year.

Sales, general and administrative expenses decreased by 18% and 8% for the quarter and six months of 1999 from the same period of the previous fiscal year. The decrease in expenses was primarily at MODCOMP due to reductions in sales commissions, staff and certain sales operating expenses. MODCOMP's operation has decreased its staff by 10, reduced associated operating expenses, and experienced lower sales commissions due to the reduction in revenue. This accounted for entire reduction in the expenses for the six month period and approximately 80% in the three month period . CSPI's expenses decreased by 9% for the 1999 quarter related to staff reductions in the administration departments and legal expenses over the prior fiscal year and thus represented about 15% of the total reduction for the period. CSPI sales, general and administration expenses for the six month period increased by approximately 8% over the prior year. This was due to the increased sales commissions from increased revenue and sales department operating expenses. Scanalytics sales, general and administrative expenses were down by 16% due to the attrition in the sales and marketing staff and reduction in the administration expenses since last year.


Other Income Expenses and Taxes:

Other income increased by $69,000 for the quarter. The increase was due primarily to investment income which represented 84% of the increase.
The year to date other income was approximately $60,000 lower than the prior year. The reduction was due primarily to the reduction in investment revenue for MODCOMP's European subsidiaries.

The Company had an effective tax rate of 49% and 52% for three and six months period of 1999 which is above the normal US statutory rate. This was due to the large portion of foreign-based revenue and profits from France and Germany which have high statutory tax rates. The Company will continue to review with advisors the most effect tax strategy to reduce our lower effective rate.


Financial Positions, Capital Resources and Liquidity:

The Company has a solid financial position with working capital increased to $23.5 million at February 26, 1999. Accounts receivable increased to $11.7 million at the end of the second quarter on February
26, 1999 compared to $7.7 million at the end of Fiscal 1998. The increase in accounts receivable was due to the timing of shipments and not collection issues. As of April 5, 1999, 52% of the outstanding balance in the accounts receivable as of February 26, 1999 has been paid.
Accounts payable and accrued expenses increased to $9.2 million at February 26, 1999 from $6.4 million on August 28, 1998. The increase was in accounts payable and was primarily for the purchase of computer equipment and software for MODCOMP's German subsidiary for a number of integration service customers which were installed in February, 1999.


Management believes that all the Company's current and foreseeable needs can be met through working capital generated by operations and investments.


Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on sales, revenues or operating income during fiscal
1999 or 1998. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Factors That May Affect Future Performance:

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripherals and computer products, biological imaging software and instruments and machine code readers industries; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely effect the Company's operating results. In addition, changes in the mix of old products may cause fluctuations in the Company's gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily an indicator of future performance.

The market for Company's products are characterized by rapidly changing technology, new products introduction and short product life cycles.
These changes can adversely affect the business and operating results.
The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely effect the Company's business and operating results.

Year 2000

Historically, certain computer programs have been written using two digits rather than four digits to define the year. This could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem will be referred to as the "Year 2000."

The Company has completed a reviewed of both its internal computer systems and its products that could be affected by the "Year 2000" issues. Generally, on a stand alone basis, CSPI and Scanalytics software products are not date dependent and therefore are not susceptible to the "Year 2000"issue like other general purpose computer companies. However, it should be understood that the majority of the CSPI and Scanalytics products performance is dependent upon third party host computer environment. MODCOMP has provided their legacy systems customers with a software upgrade which is "Year 2000" compliant. The Company believes that all of the current versions of its products are "Year
2000"compliant. The Company will continue its assessment of all current versions of its products.

 The Company developed a plan and has implemented the necessary remedial efforts to correct the internal computer systems problems of its business systems with certain upgrades in these systems that are "Year 2000" compliant. The Company has been testing the various systems to assure their compliance with test data. The testing of the various systems will be completed by the end of July, 1999. The Company has initiated and will continue a formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to correct their own "Year 2000" issues. There can be no guarantee that the systems of other companies on which significant suppliers and large customers rely upon will be timely converted or failure to convert by another, will not have a material impact on the Company.

The cost of implementing of all these solutions is anticipated not to be material to the financial position or results of operations. It estimates that the cost related to Year 2000 will fall between $100,000-$150,000.
The costs of such conversions and updates are based on the management's best estimates, which were based on numerous assumptions of future activities such as, but not limited to, availability and cost of personnel needed to correct and train, ability to locate and correct relevant computer code.

Contingency plans are being developed in critical areas, to ensure that any potential material business interruptions caused by Year 2000 issue are mitigated. The contingency plan is being developed and should be completed by June, 1999. However, the foregoing statements are based on management's best estimate at the present time which were derived utilizing numerous assumptions of future events, which include third party modification plans, certain resources and other factors. The
Company has taken and will continue to take the necessary corrective action to mitigate any significant Year 2000 problems. There can be no guarantee that the Company will not experience some disruption or loss of business due to the Year 2000 issue.







CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)
               /--For the three months---/         /--For the six months--/
                     Ended                                      Ended

                      Feb.          Feb.           Feb.         Feb.
                       26,           27,           26,          27,
                      1999     %    1998    %     1999     %    1998   %
Sales                 15,585  100% 19,727  100%   27,100  100% 36,533  100%
Costs and expenses:
 Cost of sales        10,403   67% 13,389   68%   16,480   61% 25,924  71%
 Engineering and         976    6%    994    5%    2,105    8%  1,975  5%
development
 Selling, general      3,498   22%  4,244   22%    6,846   25%  7,423  20%
and admin.
   Total costs and    14,877   95% 18,627   94%   25,431   94% 35,322  97%
expenses

Operating income         708    5%  1,100    6%    1,669    6%  1,211  3%

Other income             143    1%     74    0%      229    1%    289  1%

Income before taxes      851    5%  1,174    6%    1,898    7%  1,500  4%

Income tax expense       416    3%    732    4%      987    4%    898  2%

Net income               435    3%    442    2%      911    3%    602  2%


CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)

                           /-For the three months-/      /-For the six months-/
                                     ended                            ended
                                February 26,1999 vs February 27, 1998
                                    $             %            $             $
                                  Change       Change       Change        Change

Sales                             ($4,142)        (21%)     ($9,433      (26%)
                                                                  )
Costs and expenses:
 Cost of sales                     (2,986)        (22%)     ($9,444      (36%)
                                                                  )
 Engineering and development          (18)         (2%)         130      7%
 Selling, general & admin.           (746)        (18%)       (577)      (8%)

   Total costs and expenses        (3,750)        (20%)     (9,891)      (28%)

Operating income                     (392)        (36%)         458      38%

Other income                            69          93%        (60)      (21%)

Income before income taxes           (323)        (28%)         398      27%

Income tax expense                   (316)        (43%)          89      10%
Net income                            ($7)         (2%)         309      51%



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


CSP Inc.
(Registrant)


Date: April 8, 1999          By: /s/Alexander R. Lupinetti
Chief Executive Officer
and President


Date: April 8, 1999          By:  /s/Gary W. Levine
Vice President of Finance
and Chief Financial Officer