Form 10-Q
period 1999-05-28
CSP INC /MA/
filed 1999-07-09
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 10549
                                 FORM 10-Q
  (Mark One)

      (X) Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 28, 1999 or

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

         Class                    Outstanding July 8, 1999
Common stock, $.01 par value            3,591,628 shares


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































CSP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                               May 28,      August 28,
                                                 1999          1998
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $1,586        $3,913
   Marketable securities                           10,231         9,635
   Accounts receivable, net                         9,755         7,698
   Inventories                                      5,486         6,308
   Deferred income taxes                            1,068         1,068
   Prepaid expenses                                 1,738         1,248
      Total current assets                         29,864        29,870

Property, equipment and improvements, net           3,296         3,367

Other assets:
   Land held for future development                   163           163
   Deferred income taxes                            1,168         1,168
   Goodwill, net                                    1,402         1,257
   Other assets                                     1,341         1,703
      Total other assets                            4,074         4,291

         Total assets                             $37,234       $37,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $5,956        $6,399
   Income taxes payable                               503         1,375
      Total current liabilities                     6,459         7,774
Deferred compensation and retirement
  Plans                                             3,514         3,363
Shareholders' equity:
   Common stock, $.01 par, authorized
    7,500 shares; issued 4,020
    and 3,986 shares                                   40            36
   Additional paid in capital                      10,813        10,631
   Retained earnings                               19,208        18,032
   Foreign currency translation                     (596)         (248)
                                                   29,465        28,451
   Less treasury stock, at cost, 429
     and 386 shares                                 2,204         2,060

     Total shareholders' equity                    27,261        26,391

Total liabilities and shareholders' equity        $37,234       $37,528

See accompanying notes to consolidated financial statements







CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                             /-Three Months Ended--/ /-Nine Months Ended-/
                               May 28,     May 29,      May 28,    May 29,
                                1999         1998        1999       1998
Sales
  Systems                        $3,258      $4,498     $12,318    $12,590
  Software                        2,004       1,087       4,050      3,202
  Service and system
    integration                   8,124       9,490      24,118     35,816
Total sales                      13,386      15,075      40,486     51,608

Cost of sales
  Systems                         1,300       1,960       5,140      5,768
  Software                          992         419       1,621      1,170
  Service and system
    integration                   6,174       7,004      18,185     28,369

Total cost of sales               8,466       9,383      24,946     35,307

 Engineering and development      1,008       1,183       3,113      3,158
 Sales, general and
   administration                 3,309       3,611      10,155     11,033
 Restructuring                      310         168         310        168

Total costs and expenses         13,093      14,345      38,524     49,666


Operating income                    293         730       1,962      1,942

Other income                        268         124         497        413


Income before income taxes          561         854       2,459      2,355

Income tax expense                  292         405       1,279      1,303


Net income                         $269        $449      $1,180     $1,052


Earnings per share
  Basic                           $0.07       $0.13       $0.33      $0.32
  Diluted                         $0.07       $0.12       $0.33      $0.31
Weighted average shares
  Basic                           3,597       3,570       3,599      3,334
  Diluted                         3,648       3,602       3,630      3,411


See accompanying notes to consolidated financial statements.





CSP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                       /--Three Months-/ /--Nine Months--/
                                          Ended                 Ended
                                       May 28,    May 29,   May 28,   May 29,
                                        1999       1998      1999      1998
Cash flows from operating activities:
Net income                               $269       $449      $1,180    $1,052
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation and amortization           338         336       900      1,096
  Deferred compensation and retirement
   plans                                  (51)       2,152      151      3,312
  Deferred income taxes                   138        (28)        --      (101)
  Other                                   133         146       254       116
  Changes in current assets and liab.:
  (Increase)Decrease in accounts
    receivable                           2,003       1,193    (2,057)    1,435
   Decrease in inventories                  6          244       822       445
  Increase(Decrease) in prepaid          (271)        17       (490)       10
   expenses
  Decrease in accounts payable
   and accrued expenses                (3,245)      (994)     (443)    (3,597)
  Increase(Decrease) in income taxes
   payable                                13         288      (872)     1,132
  Net cash provided by (used in)
    operating activities                 (667)       3,803     (555)     4,900

Cash flows from investing activities:
Purchase of marketable securities      (2,886)   (4,263)  (15,961)  (16,983
Sale of marketable securities         2,487       2,207     15,392    12,830
Property, equipment and               (310)       (256)     (893)     (407)
  improvements
Net cash used in investing
activities                            (709)     (2,312)    (1,462)   (4,560)

Cash flows from financing activities:
Proceeds from exercise of stock
  options and employee stock             65         12        182        27
  purchases
Purchase of treasury stock            (144)        --       (144)       --
Net cash provided by (used in)
  financing activities                  (79)        12         38        27

Effect of exchange rate change on       (239)        78       (348)      (32)
   cash
Net increase (decrease) in cash        (1,694)     1,581     (2,327)     335
Cash and cash equivalents, beginning
   of period                            3,280       3,098     3,913     4,344
Cash and cash equivalents,end of        $1,586     $4,679     $1,586    $4,679
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

2.  Inventories:

Inventories consist of the following (in thousands):

                                    May 28,          August 28,
                                     1999               1998
Raw materials                           $1,939             $1,502
Work in process                            498              1,138
Finished goods                           3,049              3,668

 Total                                  $5,486             $6,308

3.  Stock Repurchase:

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 shares of the outstanding stock at market prices. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to an additional 199,650 shares of the outstanding stock at market prices. The timing of stock purchases are made at the discretion of management. Through May 28, 1999 the Company has repurchased 428,943, or 79% of the total authorized.

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

In June 1997, the Financial Accounting Standards Board issued Statement 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement becomes effective for the Company in its fiscal year ending August 27, 1999. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt SFAS No. 133 for the year ending August 27, 1999. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS No. 133 because the Company currently does not hold derivative instruments. On May 20, 1999, a proposed Statement of Financial Accounting Standards was issued for public comment in which the FASB proposed delaying the effective date of SFAS No. 133 such that the Company would not be required to adopt this standard until fiscal year 2001.

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the Company's reported net income is as follows (in thousands, except per share amounts):

                                    Three months ended  Nine months ended
                                     May 28    May 29    May 28   May 29
                                      1999      1998      1999    1998
Basic net income                      $269      $449    $1,180   $1,052
Weighted Average shares
  outstanding, basic                 3,597     3,570     3,599    3,334
Net additional common shares upon
  exercise of common stock options      51        32        31       77
Weighted average shares
  outstanding-diluted                3,648     3,602     3,630    3,411
Net income per share-basic           $0.07     $0.13     $0.33    $0.32
Net income per share-diluted         $0.07     $0.12     $0.33    $0.31

6. Comprehensive Income

The Company's comprehensive income is as follows:

                                    Three months ended  Nine months ended
                                     May 28   May 29     May 28  May 29
                                      1999     1998       1999    1998
Net income                            $269     $449     $1,180   $1,052
Other comprehensive income:
Foreign translation adjustment        (239)      78      (348)      (32)
 Total comprehensive income            $30      $527     $832    $1,020

7.  Restructuring Expense

In March, 1999 and 1998, MODCOMP had reductions of 15 and 20 individuals, respectively, in its domestic workforce. The expenses related to the action were approximately $310,000 and $168,000 for severance costs.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 14 and 15).

The discussion below contains certain forward-looking statements related to, among others but not limited to, among other things, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Results of Operation - 1999 Compared to 1998:

Revenue:

The Company's sales were $13,386,000 and $40,486,000 for the three month and nine month periods ended May 28, 1999 compared to $15,075,000 and $51,608,000 for the same periods in fiscal 1998. The decrease in revenue was due primarily to a reduction in outsourcing and integration services sales by MODCOMP and certain transition issues with our Multicomputer business. The outsourcing business declined by approximately 38% from the prior year. In the second quarter of fiscal 1998, MODCOMP's German subsidiary had a $5.8 million outsourcing shipment from ARCOR, a German telecommunication supplier. The sales of large integration systems are individual orders. MODCOMP accounted for 74% and 70% of the total revenue for the three and nine month periods compared to 74% and 80% in the same periods of the prior fiscal year. CSP MultiComputer Division
(CSPI) products accounted for 21% and 26% for the three and nine month periods compared to 22% and 17% for the prior fiscal year. The increase for the nine month period is due to increased sales of CSPI's newest product, the Series 2000. During the third quarter of fiscal 1999 CSPI received a $4 million order to provide 2000 Series systems to Northrup Grumman Norden Systems. This is a multi-year agreement for their General Acoustic Stimulation System, which is a major upgrade to the stimulation portion of the U.S. Navy's air Anti-Submarine Warfare trainers. During the quarter, this represented 11% of total sales.

Scanalytics revenues were 5% and 4% of total sales for the three and nine month periods compared to 4% and 3% for the prior fiscal year.

Sales for systems integration and services represented 61% and 60% of sales for the quarter and nine month period compared to 63% and 69% for the same period of the prior fiscal year. Systems sales, which includes software and hardware products designed and developed by CSPI and MODCOMP, represented 24% and 30% of total revenue for the third quarter and nine month period compared to 30% and 24% in the same periods of the prior fiscal year. CSPI's newest product offering, Series 2000 systems products, are either based on the Power PC from IBM/Motorola or Analog Devices SHARC processor and Myrinet networking technology from Myricom Inc. Sales of the Series 2000 products have increased by approximately 129% for the nine months ended May 28, 1999 over the same period of the prior fiscal year and accounted for 43% compared to 18% of the total system sales for the nine month periods. SuperCard family of products accounted for approximately 31% of total system sales for the nine month period ended May 28, 1999 compared to 45% for the comparative period of
fiscal 1998.    CSPI's Series 2000 high-performance products will provide
the future source of revenue growth in the division. CSPI results have been affected by product transition issues related to the Series 2000 MultiComputer System. The deployment cycle of new products in the defense market, as with the Series 2000 MutiComputers, can last several years and result in periods of inconsistent revenue stream. This factor began to affect results in the third quarter. We anticipate our financial performance will continue to be affected through at least the fourth quarter of fiscal 1999.

MODCOMP continues to ship its real-time process control classic product line to it's existing customers which represented 12% of systems revenue for the nine month period ended May 28, 1999 compared to 32% for the comparative period of fiscal 1998.

Software sales represented 15% and 10% of sales for the three and nine month periods ended May 28, 1999 compared to 7% and 6% of sales for the same periods of the prior fiscal year. Scanalytics accounted for 31% and 45% of the total software sales for the three and nine month periods during fiscal 1999. Scanalytics sales increased by 6% for the first nine months of the current fiscal year compared to the prior year. The increased sales were due to the increased demand for the IP, Gel and scan software product that is an imaging software product used by biotechnology organizations. The MODCOMP internet product, ViewMax, accounted for 17% of the total software sales for the nine month period ended May 28, 1999 compared to 21% for the comparative period of fiscal 1998. ViewMax allows companies to easily integrate their IT systems with Internet technology without modification to the underlying legacy application code. Acting as a bridge between a company's legacy mainframe and its network - includes extranets and the Internet-ViewMax reconfigures information from green screen and allows users to view the data on their PC's in a graphic-friendly format. As e-commerce continues to expand, the ViewMax product will play an important role in the growth and success of the Company.

European sales accounted for 54% of the total revenue for both the quarter and nine month periods. The rest of the geographic revenue breakdown was 45% and 38% for the Americas, and 1% and 8% for the rest of the world (primarily Asia) for the three and nine month periods ended May 28, 1999.

Cost of Sales:

Cost of sales as a percentage of sales was 63% and 62% for the three and nine month periods ended May 28, 1999. This compared to 62% and 68% for the same periods of the prior fiscal year. The reduction in the cost of sales for the nine month period was due to the change in product mix with increased sales of high margin system and software products. The future cost of sales as a percent of sales will fluctuate based on the mix of business, but most probably will increase from the levels we have historically experienced if MODCOMP outsourcing and integration systems sales remain as a large percentage of the total revenue.

Operating Expense:

Engineering and development expenses for the three month period ended May 28, 1999 decreased approximately $175,000 or 15% from the same period of fiscal 1998 while remaining consistent with the prior fiscal year for the nine month period. The fluctuation in expense relates primarily to decreases experienced by MODCOMP offset partially by increases in Scanalytics. MODCOMP expenses decreased approximately $301,000 and $245,000 for the three and nine month periods ended May 28, 1999 compared to the same periods of fiscal 1998. This is mainly attributed to reductions in staff and expenses associated with the older MODCOMP legacy products. The Company is currently shifting its focus and resources to the ViewMAX Internet Software products. This shift will take a number of months to redeploy resources. Scanalytics expenses increased approximately $90,000 and $178,000 for the three and nine month periods ended May 28, 1999 compared to the same periods of fiscal 1998. This increase is primarily due to the addition of three individuals to the engineering and development staff. CSP expenditures for the three and nine month periods ended May 28, 1999 remained consistent with the prior comparative periods of fiscal 1998.

Sales, general and administrative expenses decreased $302,000 (8%) and $878,000 (8%) for the three and nine month periods ended May 28, 1999 compared to the same periods of fiscal 1998. The nine month decrease relates primarily to reductions in CSP and MODCOMP expenditures. The decrease in the quarter's expenses relates mainly to reductions in CSP offset by an increase experienced by MODCOMP. CSP expenses decreased $595,000(45%) and $405,000 (55%) for the three and nine month periods ended May 28, 1999, respectively. This decrease is mainly due to reductions in depreciation expense related to assets becoming fully depreciated, decreased sales commissions attributable to the lower sales revenue, and a decrease in management bonus expense. MODCOMP expenses increased $240,000 (12%) and decreased $395,000 (6%) for the three and nine month periods ended May 28, 1999 compared to the same periods of the prior fiscal year. The increase in MODCOMP's expense for the quarter relates to the addition of sales and marketing staff and additional expenses for the ViewMax product. The year to date decrease for MODCOMP relates to reduced operating expenses associated with a reduction in staff and reduced sales commissions related to lower sales revenue. Scanalytics expenses remained fairly consistent with the comparative periods of fiscal 1998.

During the third quarter of fiscal 1999 MODCOMP had a reduction in staff of 15 domestic employees and had expenses of $310,000 for severance pay. This will save the Company approximately $1.2 million annually.

Other Income Expenses and Taxes:

Other income increased by $144,000 and $84,000 for the three and nine month periods ended May 28, 1999. The increase was due primarily to realized gains recognized on the sale of investments. This represented approximately 68% of the increase.

The Company had an effective tax rate of 52% for both the three and nine month periods ended May 28, 1999, which is above the normal US statutory rate. This was due to the large portion of foreign-based revenue and profits from Germany and France, which have high statutory tax rates. The Company will continue to review with advisors the most effective tax strategy to reduce the effective rate.

Financial Positions, Capital Resources and Liquidity:

The Company has a solid financial position with working capital of $23.4 million at May 28, 1999 compared to $22.1 million at August 28, 1998. Accounts receivable increased to $9.8 million at May 28, 1999 compared to $7.7 million at August 28, 1998. The increase in accounts receivable was due to the timing of shipments and not collection issues. Accounts payable and accrued expenses decreased to $5.9 million at May 28, 1999 from $6.4 million on August 28, 1998. The decrease was in accounts payable for MODCOMP's German subsidiary.

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

Year 2000:

Historically, certain computer programs have been written using two digits rather than four digits to define the year. This could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem will be referred to as the "Year 2000."

The Company has completed a review of both its internal computer systems and its products that could be affected by the "Year 2000" issues. Generally, on a stand alone basis, CSPI and Scanalytics software products are not date dependent and therefore are not susceptible to the "Year 2000" issue like other general purpose computer companies. However, it should be understood that the majority of the CSPI and Scanalytics products performance is dependent upon third party host computer environment. MODCOMP has provided their legacy systems customers with a software upgrade which is "Year 2000" compliant. The Company believes that all of the current versions of its products are "Year 2000" compliant. The Company will continue its assessment of all current versions of its products.

The Company developed a plan and has implemented the necessary remedial efforts to correct the internal computer systems problems of its business systems with certain upgrades in these systems that are "Year 2000" compliant. The Company has been testing the various systems to assure their compliance with test data. Testing of the various systems will be completed by the end of July 1999. The Company has communicated and will continue to communicate with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to correct their own "Year 2000" issues. There can be no guarantee that the systems of other companies on which significant suppliers and large customers rely upon will be timely converted or failure to convert by another, will not have a material impact on the Company.

The cost of implementing of all these solutions is anticipated not to be material to the financial position or results of operations. We estimate that the cost related to Year 2000 will be $100,000-$150,000, of which approximatley $90,000 has been expended to date. The costs of such conversions and updates are based on management's best estimates, which were based on numerous assumptions of future activities such as, but not limited to, availability and cost of personnel needed to correct and train, ability to locate and correct relevant computer code.

Contingency plans are being developed in critical areas, to ensure that any potential material business interruptions caused by Year 2000 issue are mitigated. The contingency plan is being developed and should be completed by July 1999. However, the foregoing statements are based on management's best estimate at the present time which were derived utilizing numerous assumptions of future events, which include third party modification plans, certain resources and other factors. The Company has taken and will continue to take the necessary corrective action to mitigate any significant Year 2000 problems. There can be no guarantee that the Company will not experience some disruption or loss of business due to the Year 2000 issue.

CSP, INC. AND SUBSIDIARIES                         SCHEDULE I
CONSOLIDATED STATEMENTS OF OPERATIONS
PERCENTAGE OF SALES
(Dollars in thousands)
(Unaudited)

                      /--Three Months Ended----/  /----Nine Months Ended----/
                     May 28        May 29        May 28        May 29
                      1999     %    1998    %     1999     %    1998   %
Sales                 13,386  100% 15,075  100%   40,486  100% 51,608  100%
Costs and expenses:
 Cost of sales         8,466   63%  9,383   62%   24,946   62% 35,307  68%
 Engineering and
  development          1,008    8%  1,183    8%    3,113    8%  3,158  6%
 Selling, general
 and administration    3,309   25%  3,611   24%   10,155   25% 11,033  21%
 Restructuring           310    2%    168    1%      310    1%    168  --
   Total costs and
     expenses         13,093   98% 14,345   95%   38,524   95% 49,666  96%

Operating income         293    2%    730    5%    1,962    5%  1,942  4%

Other income             268    2%    124    1%      497    1%    413  1%

Income before taxes      561    4%    854    6%    2,459    6%  2,355  5%

Income tax expense       292    2%    405    3%    1,279    3%  1,303  3%

Net income              $269    2%   $449    3%   $1,180    3% $1,052  2%


CSP, INC. AND SUBSIDIARIES                         SCHEDULE II
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE
(Dollars in thousands)
(Unaudited)

                              /--Three Months Ended--//--Nine Months Ended--/
                                        May 28,1999 vs May 29, 1998
                                  $             %            $            %
                                Change       Change       Change       Change

Sales                             (1,689)        (11%)    (11,122)     (22%)
Costs and expenses:
 Cost of sales                      (917)        (10%)    (10,361)     (29%)
 Engineering and development        (175)        (15%)        (45)      (1%)
 Selling, general and
  administration                    (302)         (8%)       (878)      (8%)
 Restructuring                       142          85%         142       85%
   Total costs and expenses       (1,252)         (9%)    (11,142)     (22%)

Operating income                    (437)        (60%)         20        1%

Other income                         144         116%          84       20%

Income before income taxes           (293)        (34%)         104      4%

Income tax expense                   (113)        (28%)          24      2%
Net income                          ($180)        (40%)        $128     12%



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


CSP Inc.
(Registrant)


Date: July 9, 1999                 By:  /s/Alexander R. Lupinetti
                                        Chief Executive Officer
                                        and President


Date: July 9, 1999                 By:  /s/Gary W. Levine
                                        Vice President of Finance
                                        and Chief Financial Officer