Form 10-K
period 1999-08-27
CSP INC /MA/
filed 1999-11-17
CIK 356037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 27, 1999

                         COMMISSION FILE NUMBER 0-10843


                                    CSP INC.
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                          04-2441294
      (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

      40 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS 01821-3901 (978)663-7598
          (Address and telephone number of principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
        SECURITIESREGISTERED PURSUANT TO SECTION 12(g) OF THE ACT Common
                        Stock (par value $0.01 per share)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 3, 1999, there were 3,576,291 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $5.00 of a share as reported for November 3, 1999 on the NASDAQ National Market System) held by non-affiliates was approximately $17,881,455.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be dated
November 30, 1999 in connection with Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on January 11, 2000 are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     CSP, Inc. ("CSPI" or the "Company") was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market Internet software for e-commerce solutions, image processing software, network management integration services and high-performance computer systems.

     On June 27, 1997, CSPI acquired the assets of MODCOMP/Cerplex L.P ("MODCOMP"), a wholly owned subsidiary of The Cerplex Group Inc. for $8,709,000 in cash. This transaction was accounted for as a purchase. This multi-national subsidiary provides network integration services including, consulting, system integration and outsourcing. ViewMax, MODCOMP's newest product, is an Internet software product that allows companies to easily integrate their IT systems with Internet technology for e-commerce applications. MODCOMP sells all products through its own direct sales force in the U.S., Germany, France and the United Kingdom. MODCOMP sells via a worldwide organization of distributors in the rest of the world.

     In 1988, the Company established the Scanalytics product group to develop and market imaging systems for molecular and cell biology. In June 1997, the Company acquired the assets of Signal Analytics Corp. ("Signal"), a software company that provides products for scientific imaging to the life science and biotechnology fields. CSPI purchased the assets of Signal for $2,159,000 in cash. This transaction was accounted for as a purchase. In June 1997, the Scanalytics product group was consolidated with the assets acquired from Signal and was setup as a wholly owned subsidiary called Scanalytics, Inc. ("Scanalytics"). Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research including digital microscopy, genomics, and high-throughput screening. Scanalytics sells both direct and through a network of distributors and resellers.

         The MultiComputer Division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying multiprocessing systems with powerful real-time I/O capabilities that require minimum physical space and power. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via a worldwide organization of distributors in the rest of the world.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Company considers its products to be of three classes, Systems, Software, and System Integration and Service. Systems accounted for 30%, 27%, and 63% of total revenues for fiscal years 1999, 1998, and 1997, respectively. Software accounted for 6%, 4%, and 3%, of total revenues for fiscal years 1999, 1998, and 1997, respectively. System Integration and Service accounted for 64%, 69%, and 34%, of total revenues for fiscal years 1999, 1998, and 1997, respectively.

     Additional segment information and financial information about the Company's foreign operations is included in Note 11 to the Consolidated Financial Statements of the Registrant included in Item 8.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company and its subsidiaries develop and market Internet software for e-commerce solutions, image processing software, network management integration services and high-performance computer systems.


PRODUCTS AND SERVICES

CSPI MULTICOMPUTER DIVISION PRODUCTS

     With decades of application experience, CSPI understands the needs of high-performance computing and real-time I/O applications. Applications expertise, product innovation, technical support, and dedication to customer support makes CSPI one of the industry's leading providers of high-performance computing systems.

     CSPI's MultiComputer Division's business is helping its customers solve high-performance computing problems by supplying multiprocessing systems with powerful real-time I/O capabilities that require minimum physical space and power. CSPI's unique commitment to open system designs, seamless upgradability of software, and superior scaleable multiprocessing architectures, provides the unparalleled price performance products that are needed to solve complex real-time problems.

     The Company's products consist of both hardware and software; each optimized for the other. A typical OEM/volume end user will employ one or more units in an embedded system for defense, medical imaging, and advanced vision applications.

2000 SERIES Multicomputer Products

     The 2000 SERIES MultiComputer Products ("2000 SERIES") offer application developers the most comprehensive high-performance system in the industry. The Company differentiates itself from its major competitors by its use of standard interfaces and the interoperability this affords its OEM customers. In fiscal year 1999, the MultiComputer Division introduced several new product additions to the 2000 SERIES, its latest generation of products designed specifically for high-performance computing applications.

     The 2000 SERIES systems use the best of open systems technologies. They are implemented using Myrinet networking technology, Message Passing Interface (MPI) software for interprocessor communications and the VxWorks real-time operating system. Computational nodes based on PowerPCs, from Motorola/IBM, and SHARCs, from Analog Devices, provide heterogeneous processor architecture. The incorporation of open, proven, and established technologies in the 2000 SERIES systems ensures that customers receive systems using the latest technology while reducing the risks associated with proprietary technology. 2000 SERIES products have been shipped in a variety of configurations, including multiple-chassis systems. These systems are being used for several different applications including radar, sonar, simulation and surveillance signal processing.

     The entry-level price for a 2000 SERIES product is approximately $25,000. Large systems sell for several million dollars. Volume discounts are offered.

Supercard Products

     SuperCards are VME-based board level products that are incorporated into customized signal processing systems by OEM customers. The SuperCard family is a complete product line of embedded signal processors employing multiple Intel i860 RISC microprocessors. The most recent version, the SuperCard-4SLX, employs eight 40MHz i860's and provides 640 MFLOPS of computational power. CSPI was notified that Intel would be discontinuing production of the i860 at the end of the 1998 calendar year. CSPI has made provisions to accommodate the future needs of all of its SuperCard customers for this product. No new application development programs will be initiated incorporating SuperCard products, however, SuperCard products will continue to be shipped into existing programs that have completed the SuperCard end-of-life plan. Management believes current inventory levels of this product are adequate to support future customer needs.


SCANALYTICS, INC.

     Scanalytics gives "sight" to computers by creating software that captures images from digital cameras and scanners and extracts information from those images. The Company integrates those software products with off-the-shelf hardware components to create high-performance vision systems that support scientific researchers in the biological and the physical sciences. During 1999, Scanalytics focused its efforts in three applications areas of biotechnology and life science research: digital microscopy, genomics, and high-throughput screening. Scanalytics products are sold directly to researchers and through a network of international and domestic dealers, OEMs, and VARs.

Digital Microscopy

     IPLab is a general-purpose image analysis software package. It was originally available only on Macintosh computers, where IPLab has been called "the de facto standard in Macintosh image analysis". IPLab has now been ported to work within the Windows operating systems. Add-on modules for IPLab, called Extensions, provide application-specific functionality. These Extensions can be written by Scanalytics, customers, or third party developers. Scanalytics makes specific Extensions for multi-fluorescence microscopy, calcium-ratio imaging, 3-D image visualization, time lapse studies, and microscope automation. The list price of Basic IPLab is $2,000 and extensions range in price from $500 to $3,000.

Genomics

     GeneProfiler (formerly called RFLPScan) is the backbone of Scanalytics software products oriented towards genomics. It is widely recognized as the most sophisticated and easy to use software of its kind in the industry, which is evidenced by the fact that GeneProfiler has commanded a premium price relative to competing products. Scanalytics makes several other products within this group: IPLab Gel for Macintosh and One D Scan for Windows provide basic gel documentation and analysis, Gellab II+ is used for 2D gel analysis, and DNAScan is a package for automatic sequencing of DNA sequencing gels. Prices for these products range from $1,000 to $6,500.

High Throughput Screening

     High-throughput screening systems are characterized by a high density of samples, automated analysis and experimental repeatability. During 1999, Scanalytics introduced two new products in this burgeoning field: MicroArray Suite, and ELISpot Imager. MicroArray Suite is an extension to IPLab which was developed by and licensed from the National Center for Human Genome Research at the National Institutes of Health. This software package assists researchers in analyzing microarrays which are devices that let researchers evaluate potential drug candidates by testing them against thousands of DNA fragments simultaneously. MicroArray Suite is priced at $8,500. ELISpot Imager was developed by Scanalytics in collaboration with the Navy Medical Research Center. This system of software and hardware is used for immunological assays (ELISpot stands for Enzyme Linked Immuno-Spot). ELISpot Imager is priced at $29,995.


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

     The purchase prices of MODCOMP's computer systems are typically priced from $6,000 to $250,000, depending upon customer requirements.

Computer Hardware

     In 1988, MODCOMP began selling RealStar family of computers, based on open systems VME and Motorola 68 and 88k processor technology. This was a direct result of faster processing technology and customer demand. MODCOMP provides migration paths for CLASSIC proprietary customers with these systems. Prices range from $15,000 to $100,000.

     In July 1997, MODCOMP began the launch of its RealStar II line of computer systems. This is a line of third party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP's REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for the real-time, process control market place. During fiscal year 1999 MODCOMP purchased a license for AccessPoint from Access Ware in order to complement the capabilities of the REAL/IX operating system. Prices for these systems range from $6,000 to $25,000.

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

Computer Software and Computer Programming

     MODCOMP's computers are supported by high-level operating software, referred to as MAX, REAL/IX, REAL/IX PX and Access Point. This software is designed specifically for optimum real-time performance. MODCOMP's software enables customers to write their own real-time application software. These applications, when combined with MODCOMP computers or third party computers, create systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are required in this marketplace. Prices range from $3,000 to $35,000.

Legacy-web Internet Integration Solutions

    The Company also offers specialized programming and software engineering services to supply customers with customized e-commerce solutions.

     In fiscal year 1997, MODCOMP launched ViewMax in the United States. ViewMax is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology. Using ViewMax technology, MODCOMP creates solutions that can extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. Using ViewMax, MODCOMP creates solutions that can also integrate Electronic Commerce transactions with existing legacy systems. Although the product has broad potential, the early adopters of this technology have used it primarily for facilitating Electronic Commerce and creating Extranets. Current ViewMax customers are in the insurance, financial, health services, governmental, and manufacturing/ distribution markets. Prices for ViewMax range from $40,000 to $250,000.

     MODCOMP markets solutions using ViewMax directly to end-users. The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the US and UK, a wide range of companies from a broad spectrum of industry have signed up, including insurance, system integrators, automotive and consumer electronics.


MARKETS, MARKETING AND DEPENDENCE ON CERTAIN CUSTOMERS

     Applications for MultiComputer products include primarily sonar and radar systems as well as simulators, speech recognition and image processing. The Company addresses these widely diverse markets as an OEM supplier to system integrators primarily in the military and defense arena. In the case of Scanalytics and MODCOMP, the Company offers complete application solutions to end-users.

     The market for new high-performance signal and image processing military systems continues to shrink overall with fewer new programs being funded as the number of existing system platforms (ships, planes, tanks, etc.) is reduced in number. However, programs to upgrade existing military signal and image processing systems continues to be steady as they are considered very essential for maintaining our military leadership.

    Both new and upgrade programs require a substantial period of development and evaluation before products are deployed into field use. With the reduction in defense spending, time from development to deployment varies based on the program and may often stretch out beyond the usual twelve to twenty-four months.

     CSPI works with prime contractors that are being encouraged to seek commercial-off-the-shelf (COTS) design solutions rather than build in-house, custom products. The COTS effort is in response to government pressure to reduce defense expenditures and has been initiated by the various procurement agencies around the world. These agencies have embraced the concept of Commercial-Off-The-Shelf based systems as a method to reduce costs. Prime contractors are being directed to employ relatively inexpensive commercial components whenever possible, replacing custom, fully militarized designs. This also adds another benefit in that commercial products are estimated to be several years ahead of militarized equivalents. The Company continues to ship products for several COTS based programs. The new MultiComputer series 2000 product has been shipped to a number of customers developing COTS based systems or evaluating its use for future COTS programs. Such systems are mainly for radar, sonar and night vision applications.

     Several currently deployed programs utilize SuperCards such as the U.S. Navy's sonar computers, which are used to co-ordinate information from hydraphone sensor arrays in both ship-based and shore-based installations. These programs have been running for years, but their deployment is nearing completion. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. There are no new SuperCard programs anticipated.

     Sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus of $7,804,000 (15%) in 1999. This customer is a "wireless" telecommunication company in Germany. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

     The Company markets its products through various sales offices in the U.S., Canada, France, Germany and England (for a detailed list see Item 2 of Form 10-K contained herein). Throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

     MODCOMP supplies and integrates network solutions and designs, manufactures, services and markets worldwide, high-speed mini-computer principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has been expanding its product line by including third-party equipment in their sales and servicing efforts. This new focus as a "total solutions company" allows MODCOMP to meet the needs of their customers with a variety of products including internally produced as well as those of third-party manufacturers.

     Geographically, Europe accounts for approximately 56% of total sales. The significant decrease in European sales was due to MODCOMP business. Historically, approximately 80% of MODCOMP's revenue is generated internationally. During the prior year, MODCOMP had significant sales from system integration customers in Germany. Accordingly, changes in market conditions in these countries may significantly affect MODCOMP's performance.

     The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 1999, 1998 and 1997.


                                         Year Ended August
                              1999            1998          1997

North America               $18,632  36%   $21,245  33%  $13,324  68%
Far East                      4,347   8%     1,515   3%    1,039   5%
Europe                       28,692  56%    40,594  64%    5,090  26%
Other                            24   -%       114   -%       87   1%
                           ---------------------------------------------
                            $51,695 100%   $63,468 100%  $19,540 100%
                           ============================================



COMPETITION

CSPI MULTICOMPUTER DIVISION

     The MultiComputer market is very competitive. The Company believes its products to be among the leaders in performance and price. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.

     The Company's principal direct competitors in CSPI's MultiComputer Division market are Mercury Computer Inc. and Sky Computers, Inc. In the specialized DSP market direct competitors include DSP board manufacturers including DY4, Pentek, SBS, Spectrum Signal and Alacron. In the lower performance/higher density segment of the market general-purpose computer and single board computer manufacturers such as Motorola, Force and Hewlett Packard may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

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

SCANALYTICS, INC.

    In the digital microscopy market, Scanalytics major competitors are Media Cybernetics, Universal Imaging, and ImproVision. Other competitors include Compix, Carl Zeiss, Intelligent Imaging, and QED Imaging. In the genomics market, major competitors include Genomic Solutions, Media Cybernetics, BioRad, and Alpha Innotech. In the high-throughput screening market, the only other software company that competes directly with Scanalytics is BioDiscovery. All these competitors range from small, single product companies to large, multinational instrument companies. Scanalytics maintains its competitive advantage by offering high-value solutions.

MODCOMP, INC.

     MODCOMP's competition in its Process Control and Data Acquisition business crosses product line boundaries. Competition in its proprietary product line is with third party companies that have developed technical expertise with the CLASSIC computer system family. Direct competitors include Accurate Computers, Queue Systems, Protostar, and Electronic Visions.

     Competitors for both MODCOMP's proprietary and open systems product lines also include systems integrators with process control skills in markets such as primary metals, oil and gas, power, rubber and plastics, pharmaceuticals, chemicals, pulp and paper, and food and beverages. These competitors offer alternative open systems hardware platforms and industry-specific tailored application software packages.

     MODCOMP's direct competition with its real-time UNIX operating system includes VxWorks, HP-UX, PowerMAX, WindowsNT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

     The Legacy Extension market space is very competitive, but ViewMax technology has been reviewed by independent industry analysts and positioned as "visionary" within our market segment. The Company believes this product is among the leaders in terms of performance and price. This market space is characterized by rapid technological change, but our commitment to PERL as the development language will allow us to rapidly respond to any technical advances made by competitors that may adversely affect our business.

     The Company's principal direct competitors in the Legacy Extension market space are Clientsoft, Sterling Software, Mozart, CST, Simware, Intelligent Environments, and Enterprise Link. New companies with backgrounds in emulation have begun to enter this market space. These companies such as WallData, Attachmate, and IBM have greater technical resources and marketing organizations, but are currently behind in technology. Substantial development efforts on their part could adversely affect our position.

     In the system integration service business MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as EDS, IBM , Sun Microsystems, and Compaq.


MANUFACTURING, ASSEMBLY AND TESTING

     All of the CSPI MultiComputer Division's manufacturing is performed at its plant in Billerica, Massachusetts. The primary manufacturing process is the assembly and test of printed circuit boards and systems, designed by the Company and fabricated by other vendors. The Company endeavors to build for inventory and offers products in a variety of standard formats. A small percentage of sales reflect products customized to a particular customer's specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

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

     The Company is solely dependent upon Myricom Inc., Arcadia, CA for the networking technology integrated circuit devices used in 2000 SERIES MultiComputer products. The Company has sufficient quantities of these components on hand to satisfy anticipated demand. Myricom has assured the Company that supplies will continue to be available for reasonable quantities required.

     SuperCard products were designed using the Intel i860 RISC microprocessor. CSPI was notified that Intel would be discontinuing production of the i860 at the end of the 1998 calendar year. CSPI has made provisions to accommodate the future needs of all its SuperCard customers for this product. No new application development programs will be initiated incorporating SuperCard products. However, SuperCard products will continue to be shipped into existing programs that have committed to the SuperCard end-of-life plan.

     The CSPI MultiComputer Division does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

     The CSPI MultiComputer Division provides a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year depending upon the particular unit. However, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations. The CSPI MultiComputer Division maintains a reserve for warranty repairs equal to approximately 2% of product sales for the last 90 days.

     The CSPI MultiComputer Division is approved for registration to ANSI/ASQC-Q9001 under RAB and RvC accreditation. The ISO9001 category is the most comprehensive, and incorporates every aspect of business from design, through sales, to manufacturing and customer support.

     Scanalytics ships all of its software products and manuals from the Fairfax Virginia facility. Scanalytics performs system integration of computer equipment with various image capture devices, such as microscopes or digital cameras, at their facilities in Virginia before installation at the customer site.

     MODCOMP's computer system production starts with the procurement of raw materials, components, pcb's, cables, and prefabricated sheet metal. System configurations can include a wide selection of peripheral subsystems built or purchased under the original equipment manufacturer agreements. MODCOMP's manufacturing facility is located in Fort Lauderdale, Florida. The process is controlled by various quality steps throughout the manufacturing process. The production cycle of an individual system generally takes between 30 and 45 days, depending on its complexity.

     MODCOMP's manufacturing operations require a wide variety of mechanical and electronic components, raw materials and other supplies. MODCOMP has more than one commercial source of supply for most of the components and raw materials that it uses, but is dependent on certain single-source suppliers for a certain number of items. The supply situation is cyclical and shortages or extended lead times for delivery have developed from time to time. Although to date the Company has had no significant problems in procuring its material requirements as needed, MODCOMP's operations could be seriously affected should shortages become acute.


CUSTOMER SUPPORT

     The CSPI MultiComputer Division and Scanalytics support its customers in a number of ways: telephone assistance, on-site service, installation of systems, and training and education. Customers are able to call a support unit and report problems which are reviewed by an analyst. The analyst will research the problem and will assist the customer, most commonly via telephone, in an effort to correct the problem. Service of this kind is available during the warranty period, and is also available to report "bugs" in the software. Customers may purchase software and hardware maintenance and on-site service contracts after the warranty period.

     The CSPI MultiComputer Division offers training courses at either corporate headquarters or the customer site, should the customer request it. Field and customer service support is provided through Billerica, Massachusetts, Port St. Lucie, Florida, Owings Mills, Maryland and Scanalytics through its Fairfax, Virginia site.

     MODCOMP supports its customers in a number of ways; telephone assistance, on-site service, installation of systems, training and education. Service and parts warranty, generally of 90 days duration, is provided on all products. In addition, MODCOMP sells maintenance service contracts to customers. MODCOMP also conducts customer training courses of one to three weeks' duration on a fee basis either at their or the customer's location.

     Field and customer service support is provided through offices strategically located throughout the world.


RESEARCH  AND  DEVELOPMENT

     During fiscal 1999, CSPI's expenses (including depreciation) for engineering and development were approximately $4,199,000 (8% of sales) compared to approximately $4,072,000 (6% of sales) and $3,360,000 (17% of sales) in fiscal years 1998 and 1997, respectively. Expenditures for engineering and development are expensed as they are incurred. The CSPI MultiComputer Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for multicomputers. Scanalytics Inc. will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. CSPI MultiComputer Division's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. MODCOMP will continue development of the ViewMax product, Real/IX PX and AccessPoint for SCADA solutions.

     During 1999, Scanalytics invested heavily in porting its IPLab software to work under the Windows operating systems. This project was essentially completed during fiscal 1999. Scanalytics also worked on three other projects; updating the Macintosh products to maintain their competitiveness; developing the ELISpot Imager; and improving GeneProfiler for specific OEM requirements.

     Of CSPI MultiComputer's Division and Scanalytics 77 employees, 22 professional and staff employees were engaged in software and hardware engineering and development activities as of August 27, 1999.

     MODCOMP's Engineering and Development staff has developed various computers, computer peripherals and software since 1970, which it continues to maintain and enhance.

     MODCOMP's principal products are the CLASSIC hardware and software line, REAL/IX PX and special one-of-a-kind products requested by customers.

     The CLASSIC hardware and software line is a proprietary line of mini-computers and related software especially designed for the hard real-time market and has been in existence since 1970.

     REAL/IX PX is a modified version of the AT&T System V UNIX. It has been modified to add determinism, fast interrupt handling, and fast contact switching required by the hard real-time market. REAL/IX PX runs on the Intel 486 and Pentium line of computers.

          Of MODCOMP's 171 employees, 6 professional and staff employees are engaged in software and hardware engineering and development.

     The Company does not have any patents that are material to its business.


BACKLOG

     The Company's backlog of customer orders and contracts was approximately $6,100,000 at August 27, 1999 as compared to $9,781,000 at August 28, 1998. The backlog of the Company can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases.

EMPLOYEES

     On August 27, 1999, the Company had 248 employees. None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.


(C)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     A summary of net sales, attributable to CSPI's foreign and domestic operations for the fiscal years ended August 1999, 1998 and 1997 is presented at
Note 11 to the Consolidated Financial Statements of the Registrant included in item 8.

ITEM  2.   PROPERTIES

     Listed below are CSPI's principal facilities as of August 27, 1999. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.


                                                          Owned     Approx.
                                                            or       Floor
Location                      Principal Use               Leased     Area
----------------------------  -------------------------  -------   -----------
CSP, Inc.                       Corporate Headquarters     Owned   40,000 S.F.
40 Linnell Circle               Manufacturing
Billerica, MA                   Sales, Marketing, and
                                Administration

Scanalytics, Inc.               Corporate Headquarters     Leased   3,518 S.F.
8550 Lee Highway                Sales, Marketing, and
Suite 400                       Administration
Fairfax, VA

MODCOMP, Inc.                   Corporate Headquarters     Leased  77,429 S.F.
1650 West McNab Road            Sales, Marketing, and
Ft. Lauderdale, FL              Administration

MODCOMP Canada, Ltd.            Sales, Marketing, and      Leased     730 S.F.
530 Otto Road                   Administration
Unit 11A
Mississaugu, Ontario
Canada

MODCOMP France, S.A.            Service and                Leased   4,101 S.F.
Centrale Parc-Batiment 7        Administration
Avenue Sully Prud'homme
92298 Chatenay Malabry Cedex
France

Modular Computer System, GmbH   Sales, Marketing, and      Leased   1,837 S.F.
Oskar-Jager-Strasse 125-143     Administration
D-50825 Koln
Germany

Modular Computer Services, Inc. Sales, Marketing, and      Leased   3,200 S.F.
Centennial Court                Administration
Easthampstead Road
Bracknell, Berkshire
England

MODCOMP Systemhaus GmbH         Sales, Marketing and       Leased     945 S.F.
Gartenstr. 23-27                Service
61352 Bad Homburg


     In addition to the facilities listed above, CSPI also leases space in various domestic and international industrial centers for use as sales and service offices.

     The Company owns approximately 2.8 acres of land adjacent to the Company's corporate headquarters in Billerica, Massachusetts. The Company believes space at its current location combined with space that will be available if the Company proceeds to build on the adjacent land, will be sufficient for future growth.


ITEM  3.   LEGAL PROCEEDINGS

     MODCOMP is currently the defendant in certain lawsuits, which arose, in the ordinary course of business. Based in part on the opinion of legal counsel representing the Company in these lawsuits, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial position.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ System under the symbol "CSPI". The following table sets forth the range of closing high and low selling prices for the Common Stock as reported by NASDAQ. This data reflects the effect of the stock dividends of April 1999, March 1998 and October 1998.


Fiscal Year:                         1999                   1998
                               High       Low         High        Low
     1st Quarter               $7.84     $6.20        $6.10      $5.64
     2nd Quarter                8.18      6.59         6.65       5.29
     3rd Quarter                8.12      5.17        10.02       6.38
     4th Quarter                7.00      4.63         8.57       6.48



     As of November 3, 1999, there were 3,576,291 shares of Common Stock outstanding, held of record by approximately 135 stockholders. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 800.

     The Company has never paid any cash dividends on its Common Stock. The Company's present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

     On April 12,1999 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed to stockholders of record on April 21, 1999.


ITEM 6.   SELECTED FINANCIAL DATA

     This information is set forth in the Selected Financial Data section of
Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This information is set forth in the Management's Discussion and Analysis of Financial Conditions and Results of Operations section of Item 8.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates. The Company does not hold any market risk sensitive instruments, and minimizes its exposure through judicious management of its international assets and liabilities.

     The Company minimizes its foreign inventory levels, and enters into foreign currency transactions only in those countries where it has foreign operations, and is therefore able to offset resultant assets with local liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements and supplementary data for CSP Inc. are included herein.


                                                                     PAGE

Independent Auditors' Report                                          25

Consolidated Balance Sheets as of August 27, 1999 and
August 28, 1998                                                       26

Consolidated Statements of Operations for the years ended
August 27, 1999, August 28, 1998 and August 29, 1997                  27

Consolidated Statements of Stockholders' Equity for the years
ended August 27, 1999, August 28, 1998 and August 29, 1997            28

Consolidated Statements of Cash Flows for the years ended
August 27, 1999, August 28, 1998 and August 29, 1997                  29

Notes to Consolidated Financial Statements                            30-42



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

    Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated November 30, 1999 in connection with its Annual Meeting of Stockholders to be held on January 11, 2000 ("Registrant's 1999 Proxy Statement").

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

Information about the executive officers of the Company is set forth below.


NAME AND AGE                    BUSINESS AFFILIATIONS
------------                    ---------------------

Alexander R. Lupinetti (54)     Chairman, Chief Executive Officer and
                                President of CSPI since October 1996; President
                                and Chief Executive Officer of each of the TCAM
                                Systems Inc., Shared Systems Corporation and
                                SoftCom Systems, Inc. subsidiaries of Stratus
                                Computer Inc. from 1987 to 1996.

Gary W. Levine (51)             Vice President of Finance and Chief Financial
                                Officer of CSPI since September 1983; Controller
                                of CSPI from May 1983 to September 1983.

Michael M. Stern (62)           Mr. Stern resigned his position as Vice
                                President of Operations and Treasurer
                                in September 1999.  He will continue with
                                the Company on a part-time basis, working
                                on special projects in manufacturing and
                                engineering; Director of CSPI from 1968 to
                                January 1984; Vice President of Operations of
                                CSPI from 1968 to September 1999; Treasurer
                                of CSPI from 1968 to September 1999.

Amy J. Dexter (33)              Treasurer of CSPI since September 1999;
                                Corporate Controller of CSPI since February
                                1999 and from October 1993 to March 1997;
                                Manager of Financial Reporting of SierraCom
                                from July 1998 to February 1999; Controller of
                                Microwave Radio Communications, a division of
                                California Microwave, Inc. (currently known as
                                Adaptive Broadband) from March 1997 to July
                                1998; Senior Accountant at Robert Allen Fabrics
                                from October 1992 to October 1993; Supervising
                                Senior Accountant at KPMG LLP from July 1988 to
                                October 1992.



Michael Mort, Ph.D. (48)        President of Scanalytics from June 1997 to
                                present; President and owner of Signal Analytics
                                Corp. from June 1997 to 1987.

William E. Bent, Jr. (43)       Vice President of Engineering for MultiComputer
                                Division from October 1999 to present; Director
                                Of Engineering for MultiComputer Division from
                                March 1996 to October 1999; Sr. Technical
                                Manager of Optronics, An Intergraph Division,
                                from 1989 to March 1996.

Bradley E. Stamp (46)           Vice President of Sales and Support for
                                MultiComputer Division from October 1996 to
                                present; General Manager of Vision System
                                Product Group May 1994 to September 1996;
                                Director of Customer Support September 1988 to
                                May 1994.

James A. Waggett (62)           Director of CSPI from 1968 to January 1984;
                                Vice President of Business Development for
                                MultiComputer Division from September 1998
                                to present; Vice President of Advanced
                                Development from 1974 to September 1998;
                                Business Element Manager of the Embedded
                                Computing Product Group from August 1995 to
                                October 1996; Clerk from 1971 to March 1983;
                                Assistant Clerk from March 1983 to the present.



(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     None

(D) FAMILY RELATIONSHIPS

    There is no family relationship between any director and executive officer of the Company.

(E) BUSINESS EXPERIENCE

    The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in registrant's 1999 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part III Item 10 (b) of this Form 10-K.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1999 Proxy Statement.

(G) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Registrant's 1999 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1999 Proxy Statement.

(B) SECURITY OWNERSHIP OF MANAGEMENT

    The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1999 Proxy Statement.

(D)      CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL STATEMENT FILED AS PART OF THIS REPORT:

          Independent Auditors' Report

          Consolidated Balance Sheets as of August 27, 1999 and August 28, 1998

          Consolidated Statements of Operations for the years ended August 27, 1999, August 28, 1998 and August 29, 1997

          Consolidated Statements of Stockholders' Equity for the years ended August 27, 1999, August 28, 1998, and August 29, 1997

          Consolidated Statements of Cash Flows for the years ended August 27, 1999, August 28, 1998, and August 29, 1997

          Notes to Consolidated Financial Statements


     (2)  FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report

          Schedule II Valuation and Qualifying Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto of the Registrant included in Item 8, or is not applicable, material or required.


     (3)  EXHIBITS

     Certain of the Exhibits listed hereunder have previously been filed with the Commission and are hereby incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and Rule 24 of the Commissions Rules of Practice. The location of each document so incorporated by reference is noted parenthetically.


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

10.9 Symbology Reader License Agreement between UPS and CSPI (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)

10.10 Software License Agreement between UPS and CSPI (Exhibit 10.12 to Form 10-K for the year ended August 26, 1994)

10.11 Patent Agreement between UPS and CSPI (Exhibit 10.13 to Form 10-K for the year ended August 26, 1994)

10.12 Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated February 6, 1995 (Exhibit 10.13 to Form 10-K for the year ended August 25,
      1995)

10.13 Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996 (Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)

10.14 Signal Analytics Purchase Agreement (Exhibit 10.14 to Form 10-K for the year ended August 29, 1997)

10.15 Modcomp/Cerplex L.P. Purchase Agreement (Exhibit 10.15 to Form 10-K for the year ended August 29, 1997)

11.0 Computation of Earnings (loss) Per Share for the years ended August 27, 1999, August 28, 1998, and August 29, 1997

22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 27, 1999)

23.0  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CSP INC.

                      By:     /s/  ALEXANDER R. LUPINETTI
                              ---------------------------
                                   Alexander R. Lupinetti
                                   Chief Executive Officer,
                                   President and Chairman


Date:     November 4, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

NAME                            TITLE                        DATE
----                            -----                        ----


/s/ Alexander R. Lupinetti    Chief Executive Officer,     November 4, 1999
-------------------------
   Alexander R. Lupinetti       President and Chairman


/s/ Gary W. Levine            Vice President of Finance,   November 4, 1999
-------------------------
   Gary W. Levine               Chief Financial Officer


/s/ J. David Lyons            Director                     November 4, 1999
-------------------------
   J. David Lyons


/s/ Shelton James             Director                     November 4, 1999
-------------------------
   Shelton James


/s/ Sandford Smith            Director                     November 4, 1999
-------------------------
   Sandford Smith


/s/ Robert Williams           Director                     November 4, 1999
-------------------------
   Robert Williams

                                   CSP INC.
                            ANNUAL REPORT ON FORM 10-K








                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED AUGUST 27, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of August 27, 1999 and August 28, 1998 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended August 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of August 27, 1999 and August 28, 1998 and the results of their operations and their cash flows for each of the years in the three year period ended August 27, 1999, in conformity with generally accepted accounting principles.


                                          KPMG LLP



October 15, 1999
Boston, Massachusetts

                            CSP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)

                                                  August 27,       August 28,
                                                     1999              1998
ASSETS
 Current assets:
  Cash and cash equivalents                        $3,749            $3,913
  Short-term investments                           10,046             9,161
  Accounts receivable, net of allowance for
    doubtful accounts of $395 in 1999 and
    $359 in 1998                                    7,395             7,698
  Inventories                                       5,805             6,308
  Deferred income taxes                             1,104             1,068
  Prepaid expenses                                  1,545             1,248
                                                   ------            ------
     Total current assets                          29,644            29,396
                                                   ------            ------
  Property, equipment and improvements, net         3,497             3,367
                                                   ------            ------
  Other assets:
   Long-term investments                              470               623
   Land held for future development                   163               163
   Deferred income taxes                              735             1,168
   Goodwill, net of accumulated amortization
     Of $310 and $253 in 1999 and 1998              1,226             1,325
   Other assets                                     1,378             1,635
                                                   ------            ------

      Total other assets                            3,972             4,914
                                                   ------            ------
         Total assets                             $37,113           $37,677
                                                   ======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses            $6,128            $6,399
  Income taxes payable                                 47             1,375
                                                    -----             -----
       Total current liabilities                    6,175             7,774
                                                    -----             -----
 Deferred compensation and retirement plans         3,573             3,363
                                                    -----             -----
 Commitments and contingencies
 Shareholders' equity:
  Common stock, $.01 par; authorized,
    7,500 shares; issued 4,020 and 3,991
    shares                                             40                40
  Additional paid-in capital                       10,812            10,631
  Retained earnings                                19,287            18,028
  Accumulated other comprehensive income             (456)              (99)
                                                   ------            ------
                                                   29,683            28,600
 Less treasury stock, at cost,
    449 and 406 shares                              2,318             2,060
                                                   ------            ------
       Total shareholders' equity                  27,365            26,540
                                                   ------            ------
          Total liabilities and
            shareholders' equity                  $37,113           $37,677
                                                   ======            ======



See accompanying notes to consolidated financial statements.

                            CSP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        YEARS ENDED AUGUST 27, 1999, AUGUST 28, 1998 AND AUGUST 29, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                 1999         1998        1997

SALES:
 Systems                                      $15,555       $17,199    $12,365
 Software                                       3,162         2,317        512
 Service and system integration                32,978        43,952      6,663
                                               ------        ------     ------
     Total sales                               51,695        63,468     19,540
                                               ------        ------     ------
COST OF SALES:
 Systems                                        6,447         8,007      5,678
 Software                                         903           624        132
 Service and system integration                24,725        34,216      4,732
                                               ------        ------     ------
     Total cost of sales                       32,075        42,847     10,542
                                               ------        ------     ------
 Gross profit                                  19,620        20,621      8,998
                                               ------        ------     ------
OPERATING EXPENSES:
 Engineering development                        4,199         4,072      3,360
 In process research and development               --           --         550
 Selling, general & administrative             13,100        14,175      6,945
 Restructuring                                    310           168        193
                                               ------        ------     ------
     Total operating expenses                  17,609        18,415     11,048
                                               ------        ------     ------
OPERATING INCOME(LOSS)                          2,011         2,206     (2,050)
                                               ------        ------     ------
Other income(expense):
 Dividend income                                   32            24         94
 Interest income                                  442           549        783
 Interest expense                                 (40)          (30)       (89)
 Other                                            178           (73)        97
                                               ------         -----      -----
     TOTAL OTHER INCOME, NET                      612           470        885
                                               ------         -----      -----
 Income(loss) before income taxes               2,623         2,676     (1,165)
 Provision(benefit)for income taxes             1,364         1,314       (444)
                                                -----         -----      -----

      NET INCOME(LOSS)                         $1,259        $1,362      $(721)
                                               ======        ======      =====

 Net income(loss) per share-basic               $0.35         $0.38     $(0.20)
                                                =====         =====      =====
 Weighted average shares outstanding-basic      3,597         3,592      3,571
                                                =====         =====      =====

 Net income(loss) per share-diluted             $0.35         $0.37     $(0.20)
                                                =====         =====      =====
 Weighted average shares outstanding-diluted    3,641         3,674      3,571
                                                =====         =====      =====



See accompanying notes to consolidated financial statements.

                            CSP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED AUGUST 27, 1999, AUGUST 28, 1998 AND AUGUST 29, 1997
                             (AMOUNTS IN THOUSANDS)


                                                                                             Accumulated                   Total
                                                                   Additional                   other                      share-
                                          Common        Stock       paid-in      Retained   comprehensive   Treasury       holders'
                                          Shares        Amount      capital      earnings      income        stock         equity

Balance, August 30,1996                    3,952      $     39     $ 10,411     $ 17,387      $    163      $ (2,033)     $ 25,967
Comprehensive income (loss):
 Net loss                                   --            --           --           (721)         --            --            (721)
 Other comprehensive income (loss):
 Unrealized gain(loss) on
  available-for-sale securities             --            --           --           --              62          --              62
 Effect of foreign currency
  translation                               --            --           --           --            (211)         --            (211)
                                                                                                                          ---------
Total comprehensive income (loss)                                                                                             (870)
Exercise of stock options                     30             1          182         --            --            --             183
Purchase of treasury stock                  --            --           --           --            --             (34)          (34)
                                          -----------------------------------------------------------------------------------------

Balance, August 29, 1997                   3,982            40       10,593       16,666            14        (2,067)       25,246
Comprehensive income:
 Net income                                 --            --           --          1,362          --            --           1,362
 Other comprehensive income (loss):
 Unrealized gain(loss) on
  available-for-sale securities             --            --           --           --             (76)         --             (76)
 Effect of foreign currency
  translation                               --            --           --           --             (37)         --             (37)
                                                                                                                          ---------
Total comprehensive income                                                                                                   1,249
Exercise of stock options                      9          --             38         --            --            --              38
Issuance of treasury stock                  --            --           --           --            --               7             7
                                          -----------------------------------------------------------------------------------------

Balance, August 28, 1998                   3,991            40       10,631       18,028           (99)       (2,060)       26,540
Comprehensive income:
 Net income                                 --            --           --          1,259          --            --           1,259
 Other comprehensive income (loss):
 Unrealized gain(loss) on
  Available-for-sale securities             --            --           --           --              19          --              19
 Effect of foreign currency
  Translation                               --            --           --           --            (376)         --            (376)
                                                                                                                          ---------
Total comprehensive income                                                                                                     902
Exercise of stock options                      7          --             36         --            --            --              36
Issuance of shares under employee
 stock purchase plan                          22          --            145         --            --            --             145
Issuance of treasury stock                  --            --           --           --            --               2             2
Purchase of treasury stock                  --            --           --           --            --            (260)         (260)
                                          -----------------------------------------------------------------------------------------


Balance August 27, 1999                    4,020      $     40     $ 10,812     $ 19,287      $   (456)     $ (2,318)     $ 27,365
                                          =========================================================================================



See accompanying notes to consolidated financial statements.

                            CSP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED AUGUST 27, 1999, AUGUST 28, 1998 AND AUGUST 29, 1997
                             (AMOUNTS IN THOUSANDS)


                                                                  1999         1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                 $1,259      $1,362         $ (721)
Adjustments to reconcile net income(loss)
to net cash provided by operating activities:
  Depreciation and amortization                                   1,245       1,512          1,680
  In process research and development                               ---         ---            550
  Deferred compensation and retirement plans                        210          81            147
  Deferred income taxes                                             397        (852)          (625)
  Acquisition costs                                                 ---         ---            150
  Other                                                              87         237           (564)
  Changes in current assets and liabilities:
  Decrease in accounts receivable, net                              303         923          2,007
  (Increase)decrease in inventories                                 503         (81)          (192)
  (Increase)decrease in prepaid expenses                           (297)         53            187
  Decrease in accounts payable and accrued expenses                (271)       (297)          (549)
  Increase(decrease)in income taxes payable                      (1,328)      1,375           (120)
                                                                 ---------------------------------
Net cash provided by operating activities                         2,108       4,313          1,950
                                                                 ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                       (458)       (149)          (137)
  Purchases of held-to-maturity securities                      (18,637)    (52,160)      (198,652)
  Sales of available-for-sale securities                            289          91            115
  Maturities of held-to-maturity securities                      18,093      48,164        199,220
  Businesses acquired                                               ---         ---         (8,011)
  Property, equipment and improvements                           (1,106)       (698)        (1,111)
                                                                 ---------------------------------

Net cash used in investing activities                            (1,819)     (4,752)        (8,576)
                                                                 ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options                                        36          38            183
  Proceeds from issuance of shares under
    employee stock purchase plan                                    145          --             --
  Issuance(purchase) of treasury stock                             (258)          7            (34)
                                                                 ---------------------------------

Net cash provided by(used in) financing activities                  (77)         45            149
                                                                 ---------------------------------
Effects of exchange rate on cash                                   (376)        (37)          (107)
                                                                 ---------------------------------
Net decrease in cash                                               (164)       (431)        (6,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,913      4,344         10,928
                                                                 ---------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $3,749     $3,913         $4,344
                                                                 =================================


SUPPLEMENTARY CASH FLOW INFORMATION:

  Cash paid for income taxes, net                                 $2,750       $386            $75
                                                                 ==================================
  Cash paid for interest                                             $54        $60            $89
                                                                 =================================
  Fair value of assets acquired                                       --         --        $17,913
  Less: Liabilities assumed                                           --         --         (7,045)
                                                                 ---------------------------------
  Cash paid                                                           --         --        $10,868
  Less: Cash acquired                                                 --         --         (2,857)
                                                                 ---------------------------------
     NET CASH PAID                                                    --         --         $8,011
                                                                 =================================



See accompanying notes to consolidated financial statements.

                         CSP INC. AND SUBISIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND BUSINESS

The Company designs, manufactures and markets high-performance multiprocessing systems for real-time applications, which are small, low-power special-purpose computers that enhance a system's ability to perform high-speed arithmetic. The Company also sells Internet software solutions, real-time process control systems, systems integration and services as well as develops and markets hardware and software for scientific imaging.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year end is the last Friday in August.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as Accumulated other comprehensive income, a separate component of shareholders' equity on the consolidated balance sheets.

INVESTMENTS

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders' equity, until realized. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades "ex-dividend". The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the asset is adjusted to its estimated fair value.

GOODWILL

The excess of fair value over net assets acquired (goodwill) is principally amortized over 15 years. Management assesses impairments of goodwill on a periodic basis by comparing discounted future cash flows to the carrying value of goodwill.

INVENTORIES

Inventories are stated at the lower of cost or market; with cost determined principally by the average-cost method, which approximates the first-in, first-out method.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

The components of property, equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets.

PRODUCT WARRANTY

The Company ordinarily provides a one-year warranty. In addition, certain major customers are granted extended warranties. The Company accrues estimated warranty costs at the time of sale.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period the service is performed. In the case of installation, consulting and support services, revenues are recognized upon completion of such products and services.

ENGINEERING AND DEVELOPMENT EXPENSES

Engineering and development expenditures for company-sponsored projects are charged to expenses as incurred.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE OF COMMON STOCK

On April 12, 1999 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on May 7, 1999 to stockholders of record on April 21, 1999.

On October 14, 1998 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on November 16, 1998 to stockholders of record on October 26, 1998.

On March 16, 1998 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on April 24, 1998 to stockholders of record on March 24, 1998.

All per share data and number of common stock shares contained in the annual report reflect the stock dividends of April 12, 1999, March 16, 1998 and October 14, 1998 (see note 13).

The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS No. 128") "Earnings per Share" in its fiscal quarter ending February 27, 1998, and all historical net income per share data has been restated to conform to the provisions of SFAS No. 128.

Under SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The reconciliation of the denominators of the basic and diluted net income
(loss) per share computations for the Company's reported net income (loss) is as follows:
                                               1999         1998      1997

  Weighted average number of shares
      outstanding - basic                     3,597        3,592      3,571
  Incremental shares from the assumed
      exercise of stock options                  44           82         -- (1)
                                              -----        -----      -----
  Weighted average number of shares
      outstanding - dilutive                  3,641        3,674      3,571
                                              =====        =====      =====


(1)      No additional shares since the effect would be anti-dilutive.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," in fiscal year ended August 27, 1999. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income (loss), unrealized gains and losses from foreign currency translation and unrealized gains and losses on available for sales securities.

The Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," in fiscal year ended August 27, 1999. SFAS No. 131 establishes standards for reporting selected information about operating segments. SFAS No. 131 requires segment reporting of information about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 11.

The Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2 "Software Revenue Recognition," in fiscal year ended August 27, 1999. SOP No. 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. The adoption of SOP No. 97-2 did not materially impact the disclosures in the consolidated financial statements.

The Company adopted Statement of Financial Accounting Standard No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in fiscal year ended August 27, 1999. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets to facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under preceding pronouncements. The adoption of SFAS No. 132 did not materially impact the disclosures in the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which requires that the changes in the fair value of all derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company currently expects to adopt SFAS No. 133 for the year ending August 25, 2000. As the Company currently does not hold derivative instruments, management believes that there will be no impact on its results of operations or financial position resulting from the adoption of SFAS No. 133.

RECLASSIFICATIONS

Certain reclassifications were made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

2. BUSINESS COMBINATION

For acquisitions accounted for as purchases, the consolidated results of operations include the operating results of the acquired companies from the acquisition dates. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets acquired.

On June 13, 1997, the Company acquired the assets of Signal Analytics Corp., a privately held company developing imaging software products targeted for the biological science field. The total purchase price was $2,159,000, which was paid for in cash, including a charge of $550,000 for in-process research and development and resulted in $1,200,000 in goodwill.

On August 27, 1997, the Company completed the acquisition of MODCOMP/Cerplex, L.P., a wholly owned subsidiary of The Cerplex Group Inc., which sells legacy-to-Web integration solutions for real-time computer systems. The transaction was effective as of June 27, 1997. The total purchase price for the assets of MODCOMP was $8,709,000, which was paid in cash and resulted in goodwill of $473,000.

The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions taken place at the beginning of periods presented or of the future results of the combined companies.


                                                    YEAR ENDED
                                                      AUGUST
                                                       1997
UNAUDITED                                           ----------
(Amounts in thousands, except per share data)

Total revenues                                       $47,311
                                                     -------
Operating loss                                         $(493)
                                                     --------
Net loss                                               $(233)
                                                     --------
Loss per share (diluted)                               $(.06)
                                                     --------


3.  INVESTMENTS

At August 27,1999 and August 28, 1998, investments consisted of the following:


                                                       Gross       Gross
(Amounts in thousands)                    Amortized  Unrealized  Unrealized   Fair
                                             Cost      Gains       Losses    Value

AUGUST 27, 1999
Marketable equity securities                $   476     $   168     --     $   644
Bonds and municipal revenue notes             5,764        --       --       5,764
Money market funds and commercial paper       3,835        --       --       3,835
U.S. treasury bills                             273        --       --         273
                                          ----------------------------------------

   Total                                    $10,348     $   168     --     $10,516
                                          ========================================


AUGUST 28, 1998
Marketable equity securities                $   307     $   149     --     $   456
Bonds and municipal revenue notes             6,395        --       --       6,395
Money market funds and commercial paper       2,661        --       --       2,661
U.S. treasury bills                             272        --       --         272
                                          ----------------------------------------

   Total                                    $ 9,635     $   149     --     $ 9,784
                                          ========================================



                                                 Short-term    Long-term     Total
AUGUST 27, 1999
Held-to-maturity                                   $ 9,402     $   470     $ 9,872
Available-for-sale                                     644        --           644
                                                ----------------------------------

                                                   $10,046     $   470     $10,516
                                                ==================================



                                                 Short-term    Long-term     Total
AUGUST 28, 1998
Held-to-maturity                                 $8,705         $623       $9,328
Available-for-sale                                  456           --          456
                                                ----------------------------------

                                                 $9,161         $623       $9,784
                                                ==================================


Net unrealized gains(losses) on available-for-sale investments are reported as a separate component of stockholders' equity until realized. This change in unrealized gains amounted to $19,000, ($76,000) and $62,000 for the years ended August 27, 1999, August 28, 1998, and August 29, 1997, respectively.

Assets of $804,000 and $660,000 at August 27, 1999 and August 28, 1998,
respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table.

4.  INVENTORIES

    Inventories consist of the following:


                                                1999            1998
                                               (Amounts in thousands)

Raw materials                                  $1,422          $1,502
Work-in-process                                   227           1,138
Finished goods                                  4,156           3,668
                                               ------           -----
Total                                          $5,805          $6,308
                                               ======          ======


5.  INCOME TAXES:

Reconciliations of expected income tax expense (benefit) to actual income tax expense (benefit) are as follows:


                                                           1999                    1998                    1997
                                                                       (Amounts in thousands)
Computed expected tax expense(benefit)             $   892        34.0%    $   910        34.0%    $  (396)      (34.0)%
Increases(reductions) in taxes resulting from:
Dividend exclusion                                      (9)       (0.3)         (6)       (0.2)        (22)       (1.8)
Tax exempt interest                                    (56)       (2.1)        (52)       (1.9)        (72)       (6.2)
State income taxes, net of
 federal tax benefit                                  (169)       (6.5)        (10)       (0.4)       (107)       (9.2)
Amortization of goodwill                                36         1.4          45         1.7        --           --
Foreign operations                                     642        24.5         264         9.9         123        10.6
Nondeductible life insurance                            (6)       (0.2)         63         2.3        --           --
Change in valuation allowance                         --           --          (17)       (0.6)         35         3.0
Other items                                             34         1.2         117         4.3          (5)       (0.5)
                                                   -------        ----     -------        ----     -------       -----
Income tax expense (benefit)                       $ 1,364        52.0%    $ 1,314        49.1%    $  (444)      (38.1)%
                                                   =======        ====     =======        ====     =======       =====



For the years ended August 27, 1999 and August 28, 1998, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:


                                                             1999         1998

DEFERRED TAX ASSETS:
   Deferred compensation                                    $1,164        $1,048
   Other accruals                                               88           158
   Bad debt reserves                                           146            91
   In process research and development                         190           203
   Inventory capitalization and reserves                       697           819
   State research and development credits, net of
     federal benefit                                           209           340
   Unrealized loss on securities                                --            20
                                                             -----         -----
   Gross deferred tax assets                                 2,494         2,679
   Less: valuation allowance                                  (360)         (360)
                                                             -----         -----
   Deferred tax asset less valuation allowance               2,134         2,319

DEFERRED TAX LIABILITY:

   Accumulated depreciation and amortization                  (295)          (83)
                                                            ------        ------
   Net deferred tax asset                                   $1,839        $2,236
                                                            ======        ======


The valuation allowance was $360,000 at August 27, 1999 and August 28, 1998. The valuation allowance was established due to the long-term nature of certain deferred compensation and retirement obligations for which the tax benefit may be realized over an extended period of time. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at August 27, 1999.

The provisions for income taxes are comprised of the following:


                                    1999            1998             1997
                                            (Amounts in thousands)
Current:
  Federal                           $238            $372             $(45)
  State                             (350)            462              (28)
  Foreign                          1,077           1,333              123
                                  ------          ------            -----
                                     965           2,167               50
Deferred:
  Federal                            206            (378)            (360)
  State                              193            (475)            (134)
                                  ------          ------            -----
                                     399            (853)            (494)
                                  ------          ------            -----

                                  $1,364          $1,314            $(444)
                                  ======          ======            =====



6.  PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consist of the following:


                                                              1999           1998
                                                             (Amounts in thousands)
Land                                                         $  587        $   587
Building and improvements                                     1,226          1,356
Equipment                                                     8,586         12,201
Automotive equipment                                             34             48
                                                             ------        -------
                                                             10,433         14,192

Less accumulated depreciation and amortization                6,936         10,825
                                                             ------        -------
Property, equipment and improvements, net                    $3,497        $ 3,367
                                                             ======        =======

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                              1999        1998
                                                            (Amounts in thousands)
Accounts payable                                             $1,811      $1,846
Commissions                                                     195         256
Compensation and fringe benefits                              2,450       2,704
Customer advances                                               201          86
Professional fees and shareholders' reporting costs             274         348
Taxes, other than income                                        579         757
Other, individually less than 5% of current liabilities         618         402
                                                             ------      ------
                                                             $6,128      $6,399
                                                             ======      ======

8.  STOCK OPTIONS

In 1997, the Company adopted the 1997 Stock Option Plan covering
199,650 shares, which was ratified by the shareholders in January 1998. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. Under the Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plan provides for issuance of options at their fair market value on the date of grant. These options vest over a period of five years, do not vest in the first year, and expire ten years from the date of grant. In the 1991 plan, up to 26,624 shares are allocated for annual non-discretionary grants of 1,100 shares each to non-employee directors of the Company who are serving on the last business day of January each year.

The following is a summary of common stock option activity for the three years ended August 27, 1999:


                                                                  Number of Shares
                              Weighted average          1997       1991      1981       Total
                             exercise price of          Plan       Plan      Plan        Plan
                             shares under plans


Outstanding August 30,1996          $5.44                ---    113,002    90,840    203,842
Granted                             $5.46                ---    154,729       ---    154,729
Exercised                           $4.24                ---        ---   (40,462)   (40,462)
Expired & terminated                $5.76                ---    (39,731)  (30,979)   (70,710)
                                                       -------------------------------------
Outstanding August 29,1997          $5.64                ---    228,000    19,399    247,399
Granted                             $6.05                ---     62,557       ---     62,557
Exercised                           $5.91                ---     (5,444)   (4,492)    (9,936)
Expired & terminated                $4.84                ---    (37,348)   (1,332)   (38,680)
                                                       -------------------------------------
Outstanding August 28,1998          $5.20                ---    247,765    13,575    261,340
Granted                             $6.95                ---    100,226       ---    100,226
Exercised                           $5.79                ---     (3,642)   (2,872)    (6,514)
Expired & terminated                $5.41                ---    (25,201)     (665)   (25,866)
                                                       -------------------------------------
Outstanding August 27,1999          $5.98                ---    319,148    10,038    329,186
                                                       =====================================

Available for future grants           --               199,650    2,711      ---     202,361
Exercisable                         $5.63                ---    153,663   10,038     163,701


The grant date fair value of each stock option is estimated using the following assumptions: an expected life of 5 years, expected volatility and dividend yields of 0% and a weighted average risk-free interest rate of 5.20% in 1999, 5.75% in 1998 and 6.19% in 1997. The weighted average grant date fair values of options granted in 1999, 1998 and 1997 were $5.23, $6.46 and $5.35, respectively.

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Following the guidance of APB No. 25, no compensation expenses have been recognized in the consolidated financial statements for such plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock based Compensation," the Company's net income (loss) would have been adjusted to the proforma amounts indicated below:


                                                      1999     1998     1997
(Amounts in thousands, except per share data)

Net income (loss) as reported                        $1,259   $1,362   $(721)
     Pro forma                                       $1,176   $1,304   $(723)
Income (loss) per share diluted as reported            $.35     $.37   $(.20)
     Pro forma                                         $.32     $.35   $(.20)



The effects of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

STOCK PURCHASE PLAN

In October 1997 the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 22,028 shares have been issued under the plan at August 27, 1999.


9.  DEFERRED COMPENSATION AND RETIREMENT PLANS

The Company has a 401(k) Retirement Plan under which the Company matches a portion of the employee's salary reduction contributions and may make discretionary contributions to the plan. All full-time employees with 90 days of continuous service are eligible for the plan. All Company contributions are fully vested. Contributions by the Company were $170,000, $136,000 and $94,000 for 1999, 1998, and 1997, respectively.

The Company has a Supplemental Retirement Plan for certain employees that provides for payments (generally over 15 years) upon retirement, death or disability. The annual benefit is based upon a percentage of salary at the inception of the plan, plus an annual percentage increase, plus interest. In addition, the Company adopted deferred compensation plans for former key executives that provide for payments, over a ten-year period, upon retirement, death or disability based upon a percentage of salary at that time. The charge to expense for the plans for 1999, 1998 and 1997 amounted to $372,000, $336,000 and $302,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

LEASES
The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

At August 27, 1999, the Company was obligated under noncancelable operating leases as follows:


Fiscal Year Ending August:                Operating Leases
                                       (Amounts in thousands)

                    2000                       $868
                    2001                      1,393
                    2002                      1,300
                    2003                        987
                    2004                        994
              thereafter                        906
                                             ------
                                             $6,448
                                             ======


Occupancy costs under the operating leases approximated $1,564,000 in 1999, $1,221,000 in 1998, and $221,000 in 1997.

STOCK REPURCHASE

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. At August 27, 1999, the Company has repurchased 449,244 or 82% of the total shares authorized to be purchased.

11.  SEGMENT AND GEOGRAPHICAL INFORMATION

The following table presents certain operating segment information.


                                               System
                                             Integration
1999                             Systems     and Service    Software     Total
----                             -------    ------------    --------     -----

Net Sales                        $15,555      $32,978        $3,162     $51,695
Profit from operations             1,805          117            89       2,011
Identifiable assets               22,168       12,806         2,139      37,113
Capital expenditures                 621          435            50       1,106
Depreciation                         653          263            46         962

1998
----
Net Sales                        $17,199      $43,952        $2,317    $63,468
Profit(loss)from operations          780        1,451           (25)     2,206
Identifiable assets               22,161       13,509         2,007     37,677
Capital expenditures                 305          363            30        698
Depreciation                         979          265            35      1,279

1997
----
Net Sales                        $12,365       $6,663          $512    $19,540
Profit(loss)from operations       (1,930)         392          (512)    (2,050)
Identifiable assets               17,663       15,360         2,201     35,224
Capital expenditures               1,064           47            --      1,111
Depreciation                         928           21            29        978


Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has three major segments: systems which includes company manufactured hardware products, systems integration and services which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, and software products which are developed by the Company.

Profit from operation is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either nonoperating charges/income or by income taxes. Non operating charges/ income consists principally of investment income and interest expense.

In calculating profit from operations for individual operating segments, substantial administration expenses incurred at the operating level are common to more than one segment and are allocated on a sales basis.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

Sales to individual customers constituting 10% or more of total sales were as follows:


                                            1999            1998          1997
                                                   (Amounts in thousands)
Customer A                                    --               --       $2,370 12%
Customer B                                    --               --       $2,114 11%
Customer C                                    --          $10,105 16%       --
Customer D                                    --           $9,294 15%       --
Customer E                                $7,804 15%           --           --


The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company's sales by geographic area are as follows:


                                     1999         1998        1997
                                        (Amounts in thousands)
North America                     $18,632       $21,245      $13,324
Far East                            4,347         1,515        1,039
Europe                             28,692        40,594        5,090
Other                                  24           114           87
                                  -------       -------      -------
  Totals                          $51,695       $63,468      $19,540
                                  =======       =======      =======



Long-lived assets at August 27, 1999, August 28, 1998 and August 29, 1997 were as follows:


                                     1999         1998        1997

United States                      $3,952       $3,938       $4,373
Europe                                771          754          775
                                   ------       ------       ------
  Totals                           $4,723       $4,692       $5,418
                                   ======       ======       ======



12.  RESTRUCTURING EXPENSES

In March 1999 and March 1998, MODCOMP had a reduction of 15 and 20 individuals, respectively, in its domestic workforce. The expenses related to the action were approximately $310,000 and $168,000 for severance costs. In March 1997, CSP Inc. had a reduction in its workforce of 13 positions primarily in manufacturing operations and Vision Systems. The expenses related to this action were approximately $125,000 for severance costs.

The actions contemplated by the above described workforce reduction have been completed as planned. There was a $166,000 accrual remaining at August 27, 1999, related to the March 1999 restructure program which will be paid in full during fiscal year 2000. The amounts accrued approximated the amounts paid under the March 1998 and 1997 restructuring programs.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

ACQUISITIONS

     During fiscal 1997, the Company added new businesses and product lines to accelerate growth by acquiring the assets of MODCOMP/Cerplex, L.P. (MODCOMP), which sells integrated services, Internet software products (legacy-to-Web integration solutions), real-time computer systems/software and services, as well as Signal Analytics Corp. (Signal) a software company that provides products for scientific imaging to the life science fields. Signal was consolidated with CSP's Scanalytics product group (biotechnology products) and set up as a wholly owned subsidiary, Scanalytics, Inc.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

REVENUE

     In fiscal 1999, the Company's sales decreased to $51,695,000 due primarily to a decline in outsourcing sales by MODCOMP's German subsidiary. MODCOMP accounted for 71% of total revenue for fiscal 1999 compared to 78% for fiscal 1998. CSP MultiComputer Division (CSPI) products accounted for 24% and 18% and Scanalytics revenues accounted for 5% and 4% of the total of total revenues for fiscal 1999 and 1998.

     In fiscal 1999, the Company's sales decreased $11,773,000 to $51,695,000 compared to $63,468,000 for the year ended August 28, 1998. This decrease was due primarily to a decline in sales by MODCOMP. In fiscal 1999, MODCOMP's sales were $36,675,000 or a 26% decrease as compared to $49,653,000 in fiscal 1998. This decrease was due to the fact that in Fiscal 1998 MODCOMP's German subsidiary had two large outsourcing sales for computer systems in the telecommunication market. These opportunities were created by the deregulation of the telecommunication industry in Germany in January 1998. These orders were for approximately $19,399,000 and accounted for a major portion of the decrease.

    Sales for systems integration and services represented $32,978,000 or 64% of product sales for the fiscal year. This represents a 25% decline from the prior year. This decline is mainly attributable to two large systems integration orders, mentioned above, shipped by MODCOMP's German subsidiary in fiscal year 1998. Service revenues increased by $774,000 as compared to the prior year. The increase was mainly in France and Germany where some current year projects offset the normal erosion of legacy service revenue. During the year MODCOMP completed the Hampton tunnel project for the Virginia Transit Authority which represented 2% of the system integration and service revenue.

     Systems sales represent 30% of total revenue, which include software and hardware products designed and developed by CSPI and MODCOMP. The CSPI SuperCard family of products accounted for approximately 27% of total system sales, a decrease of 40% from the prior year. This decline is mainly due to changes in current technology, coupled with the discontinued manufacturing of certain Intel 860 processors, which are used by CSPI in SuperCard 4 products. CSPI has made provisions to accommodate the future needs of all its SuperCard customers for this product. No new application development programs will be initiated incorporating SuperCard products, however, SuperCard products will continue to be shipped into existing programs that have completed the SuperCard end-of-life plan. CSPI's newest products, the 2000 SERIES, will provide the future source of revenue growth. Sales of the 2000 SERIES represented approximately 47% of system revenue in fiscal 1999 compared to 19% in fiscal 1998. These systems are either based on the Power PC from IBM/Motorola or Analog Devices SHARC processor and Myrinet networking technology from Myricom Inc. These systems have been purchased for use in applications used to upgrade military aircraft and vessels for radar, sonar, voice recognition and surveillance capabilities. MODCOMP continues to ship its real-time process control classic product line to its existing customers, which represent 22% of system sales.

     Software sales represented 6% of total sales for fiscal year 1999, an increase of approximately 36% from the prior year. Scanalytics accounts for 75% of software sales. Scanalytics software sales increased 5% from the prior year. The MODCOMP Internet product, ViewMax, accounted for 25% of software sales, a decrease of 16% from the prior year. The decline in revenue was due in part to a reflection of what the Web-to-Host market is experiencing in general, with implementation cycles that last for six to nine months combined with a lack of market growth. In addition, ViewMax in the US suffered from the turnover of key personnel and thus experienced some delay of product release.

     European sales account for 56% of total revenue for fiscal year 1999. Sales were primarily from MODCOMP's subsidiaries in Germany, France and the United Kingdom. The decline from the prior year, 64% of total sales, was primarily due to the large outsourcing orders in Germany in fiscal 1998. Historically, 80% of MODCOMP's revenues have come from the international market. North American sales accounted for 36% of total sales. Other international sales represent 8% of total sales. International sales for CSPI products increased during the past years due to the shipment of the largest computer system ever built by CSPI to an international defense customer integrator in Asia. This system represented approximately 5% of sales for the year.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 62% compared to 68% for the prior year. The improvement in cost of sales was due to a shift in business to more profitable system and software sales. The decrease in systems integration service sales, which traditionally has a high cost of sales, combined with increased sales of systems and software, which has lower cost of sales, contributed to the improved gross margin.

OPERATING EXPENSES

     Engineering and development expenditures were $4,199,000 for fiscal 1999 compared to $4,072,000 for fiscal 1998. This represents an approximate 3% increase over the prior year. The major portion of the engineering and development expenses was for CSPI, representing 57% of the total expense. This represents a slight increase of 4% over the prior year. The increase was primarily due to additional outside service, consulting and labor expenses work on the SERIES 2000 products which had two new products released during the year. This increase was offset by a decline in depreciation expense. Labor increased due to the addition of engineering staff. The decrease in depreciation expense relates to several large assets becoming fully depreciated in fiscal year 1999. MODCOMP's engineering and development expenses represented 30% of total engineering and development expenses, which was a decrease of 12% from the prior year. The major portion of the decrease was from reductions in staff at MODCOMP's U.S. operation in both fiscal 1999 and 1998. However, the addition of three individuals to the ViewMax development team offset 4% of the total reduction. Scanalytics expenses represented 13% of the total expense which is approximately a 70% increase from the prior year. The majority of this increase was due to the addition of two technical staff in fiscal 1999. Programmers were added on both the Macintosh and Windows platforms.

     Sales, general and administrative expenses were $13,100,000 for fiscal year 1999 compared to $14,175,000 for the prior year. This represents a decline of approximately 8% from the prior year. CSPI's expenses accounted for 33% of the total which was a decrease of 15% from the prior fiscal year. A major portion of this decrease relates to a reduction of bonus expense for the management team, which represented 30% of the entire decrease from the prior year. Bonuses for executives are based on the duties and responsibilities of the individual as well as Company operating results. Another portion of the decrease relates to the decline in depreciation expense due to several large assets becoming fully depreciated in fiscal 1999. This decrease accounts for approximately 19% of the total decrease. In addition, approximately 15% of the decrease relates to lower expense for company owned life insurance policies related in part to the increase in the cash surrender value of the policies. MODCOMP's expenses accounted for 57% of the total, decreasing 3% from the prior year. This decrease is mainly in general and administrative expense reductions from the restructuring in March 1999 which was offset by increased sales and marketing efforts. MODCOMP sales and marketing increased by approximately 7% from the prior year. The majority of this increase relates to MODCOMP France's acquisition of Altis business early in the fiscal year. MODCOMP general and administrative expenses decreased approximately 40% from the prior year. This decrease is mainly attributable to staff reductions of 15 and 20 employees in MODCOMP's U.S. operation in fiscal years 1999 and 1998, respectively.

     In March, 1999, MODCOMP had a corporate restructure to reduce costs in the US operation. The restructure eliminated fifteen positions at a cost of approximately $310,000 for severance benefits. This restructure will save approximately $1.0 million in expenses in fiscal 2000.

OTHER INCOME/EXPENSES

     Other income/expenses increased by approximately $142,000 from the prior year. Investment income for the Company decreased by approximately $99,000 or 17% due to the low interest rate on short term investments. The company had an increase in realized gains on investments sold which represented 21% of the total and there was also a decline in other expense. In fiscal year 1998, there was a full year of other expenses for MODCOMP, approximately $270,000. The Company continued to invest a larger percentage of its cash in short-term non-taxable and taxable instruments, which have lower rates of return on a pre-tax basis than our investments in prior years.

     The Company had a high effective tax rate of 52%, which is above the normal US statutory rate. This was primarily due to the large portion of foreign-based revenue and profits form France and Germany, which have high statutory tax rates. The Company will continue to review strategies with its advisors to reduce our effective rate.


RESULTS OF OPERATIONS--1998--COMPARED TO 1997

REVENUE

     In fiscal 1998, the Company's sales increased to $63,468,000 due primarily to a full year of operations of MODCOMP, compared to $19,540,000, which included two months of revenue from MODCOMP in 1997. This was the highest sales level achieved in the history of the Company. MODCOMP accounted for 78% of total revenue and CSP MultiComputer Division (CSPI) products accounted for 18% of total revenues during fiscal 1998. Scanalytics revenues were 4% of the total.

     Sales for systems integration and services represented 66% of product sales for the fiscal year. MODCOMP secured several outsourcing orders primarily through is German subsidiary, which had two large systems integration orders that were installed during the year. The systems were sold in the German telecommunications market. The two customers were newly organized companies in January 1998, created as a result of deregulation of the telecommunications industry in Germany. MODCOMP installed and integrated 20 Sun 3000 and 4000 servers in 10 locations around Germany to build an IP backbone network for ARCOR. The order and other services represented 22% of the total integration service revenue for fiscal 1998. MODCOMP also completed the installation of a Mobile Communications Antenna Planning System to another telecommunication company, VIAG, for their mobile network. This represented 24% of the total revenue. These two large integration service sales included installation of third-party computer equipment and software systems as well as training of personnel. The sales of large integration systems are individual orders. MODCOMP has secured other market opportunities both internationally and domestically to utilize their expertise and know-how in the systems integration field.

     Systems sales represents 27% of total revenue, which include software and hardware products designed and developed by CSPI and MODCOMP. The CSPI SuperCard family of products continues to represent the major source of revenue, accounting for approximately 60% of total sales for the MultiComputing products, an increase of 12% over the prior fiscal year. The increase in systems sales was due to continued procurement of SuperCards by the various COTS (commercial-off-the-shelf) programs and shipments to existing customers. The changes in current technology, coupled with the recent announcement of the discontinued manufacturing of certain Intel 860 processors, which are used by CSPI in SuperCard 4 products, will decrease future revenues. CSPI's newest products, the 2000 SERIES, will provide the future source of revenue growth. The 2000 SERIES had numerous successes during the fiscal year. Sales of new products represented 28% of total revenue for CSPI for the fiscal year. These systems are either based on the Power PC from IBM/Motorola or Analog Devices SHARC processor and Myrinet networking technology from Myricom Inc. These systems have been purchased for use in applications used to upgrade military aircraft and vessels for radar, sonar, voice recognition and surveillance capabilities. During the year, CSPI received an order for more than $2.5 million from a large international defense customer for a 400 computer node 2640 MultiComputer systems. These systems will be used by military ships and aircraft using Towed Array Sonar Systems and sonar buoys simultaneously to locate submarines. The order began shipping in July 1998 but most of the order will be shipped in October 1998. The 2641 MultiComputer System, our most powerful system to date, shipped first to Raytheon in May 1998 with a second shipment in August to Computing Devices Canada, a General Dynamics Co., for a sonar system for the Swedish Navy. Sales of machine code readers primarily for United Parcel Service (UPS), represented 1% of total sales for the year. UPS continues use of machine code readers in their distribution centers, but the quantities and deployment of units are still under review by UPS. MODCOMP continues to ship its real-time process control classic product line to its existing customers, which represent 31% of systems sales. MODCOMP has increased its product offering with the addition of the AccessPoint supervisory control system, licensed in August form AccessWare. This product will be coupled with MODCOMP's current REAL/IX real-time operating system so we can capitalize on opportunities such as the deregulation of the US power utility industry. Sales of systems software represent 2% of revenue.

     Software sales represented 7% of sales. Scanalytics accounts for 53% of the total sales for this product, which decreased by 20% from the prior year. The decreased sales were due, in part, to the discounted sales of certain proprietary hardware products, primarily CellScan, as the Company transitions to a complete software solutions provider. This was done to meet the changing demands of the scientific research market. The MODCOMP Internet product, ViewMax, accounts for 24% of the total software sales for the year. ViewMax is a legacy-to-Web internet software bridge that allows organizations to connect their legacy mainframe data bases to their new intranet, extranet, or Internet applications.

     European sales account for 64% of the total revenue. Sales were primarily from MODCOMP's subsidiaries in Germany, France and the United Kingdom. The significant outsourcing orders in Germany contributed greatly to the increased volume, representing 62% of European sales. Historically, 50% of MODCOMP's revnue have come from the international market. North American sales represent 33% of total sales. Other International sales represent 3% of total sales. The other geographic areas for CSPI products have been decreasing during the past few years due to the decline in military procurements and slow economic conditions in the foreign market segments where our products are sold.

COST OF SALES

     Cost of sales as a percentage of sales increased to 68% from 54% in the prior year. The increased cost of sales was due to the increased sales volume of integration services sales in Germany, which had significant third-party products. This included the resale of computer and peripheral products from Sun Microsystems, Hewlett-Packard, Cisco Sytems and Cabletron Systems. These products are sold at lower gross profit margins than the proprietary products sold by MODCOMP, CSPI and Scanalytics. In addition, the continuing pressure from our direct competitors has required larger discounts to secure business with both new and existing customers. The Company will continue to take steps to lower the manufacturing overhead and improve the overall efficiency to lower the cost of goods sold. The future cost of sales as a percentage of sales will fluctuate based on the mix of the business, but most probably will increase from the levels we have historically experienced if MODCOMP integration systems sales remain a large percentage of total revenue.

OPERATING EXPENSES

     Engineering and development expenditures were slightly higher, about 21% over the prior fiscal year. The major portion of the engineering and development expenses were for CSPI, representing 57% of the total expense. This was a reduction of approximately 20% from the prior fiscal year for CSPI. The reduction was due to decreases in outside service and consulting expenses that were needed to complete software and hardware for the 2000 SERIES product. There was also a reduction in staff due to attrition. MODCOMP's engineering and development expenses represented 35% of total engineering and development expenses. The major portion of the expenses was for continued development of the ViewMax Internet software product in both the US and United Kingdom, which represented approximately 40%. The remaining expenses were for costs to complete work on the modifications to the REAL/IX operating system and Year 2000 solution for software on the proprietary products. Scanalytics expenses were down by approximately 18% and represented 8% of the total cost. The reduction in expenses was due primarily to consolidation of the two groups (Signal Analytics and CSPI Scanalytics Division), which resulted in staff reductions compared to the prior year.

     Sales, general and administrative expenses doubled from the previous fiscal year. The primary reason for the increase was the full year of expenses for MODCOMP, which accounted for 90% of the total increase. CSPI's expenses accounted for the remaining 10%, increasing 19% over the prior fiscal year. The Company had increased bonus expense for the entire group, which represented 39% of the entire increase over the prior year. Bonuses for the executives are based on Company revenue and profitability, coupled with individual goals based on the duties and responsibilities of the individual. Professional fees related to legal, audit and shareholder services increased by 96% and represented 23% of the total increase. Another large increase was due to the addition of staff, three individuals in sales and one in finance, plus added sales commissions for the increased business, which increased by 41%. Scanalytics sales and marketing expenses decreased by approximately 40% due to the reduction in staff from the consolidation of the two organizations.

     In March 1998, MODCOMP had a corporate reorganization to reduce costs in the US operation. The primary areas included were manufacturing, operations and a senior financial manager. The restructure eliminated twenty positions at a cost of approximately $168,000 for severance benefits. This restructure saved approximately $1.0 million in expenses in fiscal 1999.

OTHER INCOME/EXPENSES

     Other income/expenses decreased by approximately $415,000 as compared to the prior year. There was lower investment income for the Company due to the reduction in cash utilized for the purchase of MODCOMP and Signal and lower investment income rates for the fiscal year. This represented 90% of the reduced amount. In addition, there was a full year of other expenses for MODCOMP, which represented the balance of the total decrease. The Company continued to invest a larger percentage of its cash in taxable instruments, which have a higher rate of return on a pre-tax basis than our investments in prior years.

     The Company had a high effective tax rate of 49%, which is above the normal US statutory rate. This was due to the large portion of foreign-based revenue and profits from France and Germany, which have high statutory tax rates. The Company will continue to review strategies with its advisors to reduce our effective rate.

FINANCIAL POSITIONS, CAPITAL RESOURCES AND LIQUIDITY

     The Company still has a solid financial position as working capital increased to $23,469,000 in fiscal 1999. Cash and short-term investments increased by $721,000. The Company's accounts receivable decreased by $303,000 to $7,395,000 at August 27, 1999. The Company's inventory decreased to $5,805,000 from $6,308,000.

     The Company spent $1,106,000, $698,000 and $1,111,000 on capital improvements during fiscal year 1999, 1998 and 1997, respectively.

     Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

INFLATION AND CHANGING PRICES

     Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 1999, 1998 or 1997. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.


FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripheral and computer products, biological imaging software, and the instruments and machine code readers industries; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely affect the Company's operating results. In addition, changes in the mix of old products may cause fluctuations in the Company's gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily an indicator of future performance.

     Markets for the Company's products are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect the business and operating results. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect the Company's business and operating results.

YEAR 2000

     Historically, certain computer programs have been written using two digits rather than four digits to define year. This could result in computers recognizing a date of "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem will be referred to as "Year 2000".

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes with the modification to existing software and conversion to new software, the "Year 2000" issues related to internal computer systems and products will not cause significant operational or computer problems. Furthermore, the cost of implementing these solutions has been fully expensed in the current fiscal year and management believes that any further financial position or results of operations will not be material.

     The Company has identified alternative remediation if any upgrade or replacement does not correct the "Year 2000" issue.

     The Company continues a formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third-parties failure to correct their own "Year 2000" issues. Where practicable, the Company has attempted to mitigate its risks with respect to the failure of suppliers to be "Year 2000" ready. In the event that suppliers are not "Year 2000" compliant, the Company has found alternative sources of supply where practical. There can be no guarantee that the systems of other companies upon which significant supplies and large customers rely will be converted in a timely fashion nor can there be any guarantee that failure to convert by another, will not have a material impact on the Company.

                            CSP INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Fiscal Year Ended August
                                        1999          1998     1997      1996     1995

OPERATING STATEMENT DATA:
Sales                                  $51,695      $63,468  $19,540   $16,520  $18,526
Costs and expenses                      49,684       61,262   21,590    17,169   18,725
                                        -----------------------------------------------
Operating income (loss)                  2,011        2,206   (2,050)     (649)    (199)
Other income                               612          470      885       886      821
                                        -----------------------------------------------
Income (loss) before taxes               2,623        2,676   (1,165)      237      622
Provision (benefit) for income taxes     1,364        1,314     (444)      129      237
                                        -----------------------------------------------
Net income (loss)                       $1,259       $1,362    $(721)     $108     $385
                                        ===============================================


Net income (loss) per
     share - basic                       $0.35        $0.38   $(0.20)    $0.03    $0.11
                                        ===============================================
Weighted average number of
     shares - basic                      3,597        3,592    3,571     3,549    3,545
                                        ===============================================
Net income (loss) per
     share - diluted                     $0.35        $0.37   $(0.20)    $0.03    $0.11
                                        ===============================================
Weighted average number of
     shares - diluted                    3,641        3,674    3,571     3,594    3,604
                                        ===============================================

BALANCE SHEET DATA:
Cash and investments                   $14,265      $13,697  $10,150   $17,218  $17,745
Working capital                         23,469       21,622   18,636    21,216   22,760
Total assets                            37,113       37,677   35,224    29,699   29,279
Long term obligations                    3,573        3,363    3,282     2,093    1,943
Total liabilities                        9,748       11,137    9,978     3,732    3,554
Retained earnings                       19,287       18,028   16,666    17,387   17,279
Shareholders' equity                    27,365       26,540   25,246    25,967   25,819


                            CSP INC. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE INFORMATION)

The following table sets forth certain information which is based on Operations Statement Data:


                                                                    Period to Period
                                                                     Dollar changes
                                                                     1999      1998
                                             Percentage of sales    compared compared
                                          fiscal year ended August    to        to
                                           1999      1998    1997    1998      1997

Sales                                     100.0%  100.0%  100.0% $(11,773)  $43,928
Costs and expenses:
 Cost of sales                             62.1%   67.5%   54.0%  (10,772)   32,305
 Engineering and development                8.1%    6.4%   17.2%      127       712
 In process research and development         --      --     2.8%       --      (550)
 Selling, general and administrative       25.3%   22.3%   35.5%   (1,075)    7,230
 Restructuring                              0.6%    0.3%    1.0%      142       (25)
Total costs and expenses                   96.1%   96.5%  110.5%  (11,578)   39,672
Operating income (loss)                     3.9%    3.5%  (10.5%)    (195)    4,256
Other income                                1.2%    0.7%    4.5%      142      (415)
Income (loss) before taxes                  5.1%    4.2%   (6.0%)     (53)    3,841
Provision (benefit) for income taxes        2.6%    2.1%   (2.3%)      50     1,758
Net income (loss)                           2.5%    2.1%   (3.7%)   $(103)  $ 2,083


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

Under date of October 15, 1999 we reported on the consolidated balance sheets of CSP Inc. and subsidiaries as of August 27, 1999 and August 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the the years in the three-year period ended August 27, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP




October 15, 1999
Boston, Massachusetts

                                                                    SCHEDULE II


                            CSP INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE FISCAL YEARS ENDED AUGUST 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                    Allowance
                                                                      for
                                                                    Doubtful
                                                                    Accounts


Balance August 30, 1996                                               $103

Additions charged to costs and expenses                                 --

Additions for MODCOMP                                                  154
                                                                      ----

Balance August 29, 1997                                                257

Additions charged to costs and expenses                                --

Additions charged to other accounts                                    102
                                                                      ----

Balance August 28, 1998                                                359

Additions charged to costs and expenses                                 36

Additions charged to other accounts                                     --
                                                                      ----

Balance August 27, 1999                                               $395
                                                                      ====