Form 10-Q
period 1999-11-30
CSP INC /MA/
filed 2000-01-12
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            November 30, 1999

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to

Commission File Number:                 0-10843

                                                                  CSP Inc.
                              (Exact name of registrant as specified in its charter)

                             Massachusetts                                                             04-2441294
                  (State or other jurisdiction of                                               (I.R.S. Employer
                  incorporation or organization)                                              Identification No.)

                 40 Linnell Circle, Billerica, Massachusetts                               01821-3901
                (Address of principal executive offices)                                         (Zip Code)

                                                                 (978) 663-7598
                                      (Registrant's telephone number, including area code)

                                                                         None
                      (Former name, former address, former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.        [X]  Yes            [  ]  No

                                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Class                                                               Outstanding January 7, 2000
           Common Stock, $.01 par value                                                 3,567,548 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	13
Item 6.	Exhibits & Reports on Form 8-K	13

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	November 30,	August 27,
	1999	1999
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,861	$3,749
Short-term investments	9,946	10,046
Accounts receivable, net	9,779	7,395
Refundable income taxes	565	--
Inventories	5,688	5,805
Deferred income taxes	1,104	1,104
Prepaid expenses	1,508	1,545
Total current assets	31,451	29,644

Property, equipment and improvements, net	3,324	3,497
Other assets:
Long-term investments	470	470
Land held for future development	163	163
Deferred income taxes	735	735
Goodwill, net	1,164	1,226
Other assets	1,441	1,378
Total other assets	3,973	3,972

Total assets	$38,748	$37,113

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,317	$6,128
Income taxes payable	--	47
Total current liabilities	8,317	6,175
Deferred compensation and retirement plans	3,557	3,573
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,027
and 4,020 shares	40	40
Additional paid-in capital	10,848	10,812
Retained earnings	18,957	19,287
Accumulated other comprehensive income	(480)	(456)
	29,365	29,683
Less treasury stock, at cost, 481 and 449 shares	2,491	2,318
Total shareholders' equity	26,874	27,365
Total liabilities and shareholders' equity	$38,748	$37,113

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                                               /-----------For the three months ended--------/

	November 30,	November 27,
	1999	1998
Sales:
Systems	$2,259	$5,044
Service and system integration	12,625	5,884
E-Commerce software	407	126
Other software	443	461
Total sales	15,734	11,515

Cost of Sales:
Systems	1,105	1,965
Service and system integration	10,760	3,958
E-Commerce software	161	60
Other software	163	94
Total cost of sales	12,189	6,077
Gross profit	3,545	5,438

Operating expenses:
Engineering and development	1,093	1,129
Selling, general & administration	3,189	3,348
Total operating expenses	4,282	4,477

Operating income (loss)	(737)	961

Other income	78	86

Income (loss) before income taxes	(659)	1,047

Provision (benefit) for income taxes	(329)	572

Net income (loss)	($330)	$475

Net income (loss) per share - basic	($0.09)	$0.13
Weighted average shares outstanding - basic	3,566	3,590

Net income (loss) per share - diluted	($0.09)	$0.13
Weighted average shares outstanding - diluted	3,566	3,642

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                              /----------For the three months ended---------/

	November 30,	November 27,
	1999	1998

Cash flows from operating activities:
Net income (loss)	($330)	$475
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	346	456
Deferred compensation and retirement plans	(16)	202
Deferred income taxes	--	(44)
Other	(63)	(166)
Changes in current assets and liabilities:
Increase in accounts receivable, net	(2,384)	(84)
Increase in refundable income taxes	(565)	--
Decrease in inventories	117	518
(Increase) decrease in prepaid expenses	37	(175)
Increase (decrease) in accounts payable and accrued expenses	2,189	(1,057)
Decrease in income taxes payable	(47)	(158)
Net cash used in operating activities	(716)	(33)

Cash flows from investing activities:
Purchases of available-for-sale securities	(79)	--
Purchases of held-to-maturity securities	(8,742)	(6,427)
Sales of available-for-sale securities	47	--
Maturities of held-to-maturity securities	8,874	5,446
Property, equipment and improvements	(111)	(231)
Net cash used in investing activities	(11)	(1,212)

Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	36	90
Purchase of treasury stock	(173)	--
Net cash provided by (used in) financing activities	(137)	90
Effects of exchange rate on cash	(24)	74
Net decrease in cash	(888)	(1,081)
Cash and cash equivalents, beginning of period	3,749	3,913
Cash and cash equivalents, end of period	$2,861	$2,832

Supplementary cash flow information:
Cash paid for income taxes, net	$293	$223
Cash paid for interest	$17	$--

See accompanying notes to consolidated financial statements.

                                                       CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1999.

  Change in Fiscal Year:

  The Company has changed its fiscal year from the last Friday in August in Fiscal 1999 to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. Beginning in Fiscal 2000 each quarter will end on the last day of the last month of the quarter. Fiscal Year 2000 will be 53 weeks in length compared to 52 weeks in Fiscal 1999. The effect of the change is not expected to have a material effect on the Company's financial statements for Fiscal 2000.

  Reclassifications:

  Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

  Inventories:

  Inventories consist of the following (in thousands):

	November 30,	August 27,
	1999	1999

Raw materials	$1,604	$1,422
Work in process	410	227
Finished goods	3,675	4,156

Total	$5,688	$5,805

  Stock Repurchase:

  On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995 the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999 the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At November 30, 1999, the Company has repurchased 281,195 or 52% of the total shares authorized to be purchased.

  Earnings Per Share Reconciliation

  The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

  /--------Three Months Ended------/
	November	November
(In thousands, except per share amounts)	1999	1998

Basic net income (loss)	($330)	$475

Weighted average number of shares outstanding - basic	3,566	3,590
Incremental shares from the assumed exercise of stock options	--	52
Weighted average number of shares outstanding - dilutive	3,566	3,642

Net income (loss) per share - basic	($0.09)	$0.13
Net income (loss) per share - diluted	($0.09)	$0.13

  Comprehensive Income:

  The Company's comprehensive income is as follows:

                                                                                   /------Three Months Ended-------/
	November 30,	November 27,
	1999	1998
Net income (loss)	($330)	$475
Other comprehensive income:
Foreign translation adjustment	(98)	75
Unrealized gain on investments	74	71
Total comprehensive income (loss)	($354)	$621
  Segment Information:

The following table presents certain operating segment information (Amounts in thousands).
		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 11/30/99
Net Sales	$2,259	$12,625	$407	$443	$15,734
Profit(loss) from operations	(468)	549	(594)	(224)	(737)
Identifiable assets	20,831	15,306	770	1,841	38,748
Capital expenditures	62	30	1	18	111
Depreciation	197	76	2	9	284

Quarter Ended 11/27/98
Net Sales	$5,044	$5,884	$126	$461	$11,515
Profit(loss) from operations	852	370	(237)	(24)	961
Identifiable assets	22,001	13,017	234	2,122	37,374
Capital expenditures	129	93	2	7	231
Depreciation	170	49	1	9	229

Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: systems which includes company manufactured hardware products, systems integration and services which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software, and other software products which are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of investment income and interest expense.

In calculating profit from operations for individual operating segments, substantial administration expenses incurred at the operating level are common to more than one segment and are allocated based on a sales basis except for those related to E-Commerce software which is allocated based upon employee headcount.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - Fiscal 2000 compared to Fiscal 1999:

Revenue

     Sales for the three-month period ended November 30, 1999 were $15,734,000 compared to $11,515,000 for the same period of fiscal 1999. This represented an increase of approximately $4,219,000 or 37%. This was due primarily to an increase in revenue for service and systems integration orders shipped by MODCOMP's Germany subsidiary. During the quarter MODCOMP Germany shipped a large outsourcing and integration services sales of disc storage systems to E-Plus which represented 22% of revenue for the quarter. In addition, sales of MODCOMP's E-Commerce software, ViewMax, increased $281,000, or 223%, from $126,000 for the quarter ended November 27, 1998 to $407,000 for the quarter ended November 30, 1999. MODCOMP accounted for 88% of total revenue for the current quarter compared to 59% for the same quarter of fiscal 1999. CSP MultiComputer Division (CSPI) products accounted for only 10% of total revenue which was down from 37% in the same period of last fiscal year. The decrease was due in part to extended incubation periods for defense industry procurements. In addition, in the first quarter of fiscal 1999, CSPI shipped the largest Power PC system (340 processors) to an international customer which represented 53% of systems sales. Scanalytics revenues accounted for 2% and 4% of total revenues for the three-month periods ended November 30, 1999 and November 27, 1998, respectively.

     The Company has changed its fiscal year from the last Friday in August in Fiscal 1999 to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. Beginning in Fiscal 2000 each quarter will end on the last day of the last month of the quarter. For Fiscal Year 2000 the first quarter ended on November 30, 1999 compared to November 27, 1998 for the prior year. This resulted in approximately $2.6 million of additional revenue from the MODCOMP German subsidiary during the period November 28, 1999 through November 30, 1999. Fiscal Year 2000 will be 53 weeks in length compared to 52 weeks in Fiscal 1999. The effect of the change is not expected to have a material effect on the Company's financial statements for Fiscal 2000.

Cost of Sales

     Cost of sales as a percentage of sales increased to 78% for the quarter ended November 30, 1999 compared to 53% for the prior comparable quarter of fiscal 1999. The increase in cost of sales was due to the change in product mix with the significant increase in service and system integration sales which have high cost of sales due to the large content of third party products. The software and systems sales have lower costs of sales and they represented a small portion of revenue in the first quarter of fiscal 2000. The increase in integration service sales, which traditionally has a high cost of sales, combined with a decrease in sales of systems, which has lower cost of sales, contributed to the decline in gross margin .

Operating Expenses

     Engineering and development expenditures were $1,093,000 for the three months ended November 30, 1999 compared to $1,129,000 for the three months ended November 27, 1998. This represented a slight decrease of approximately 3%. The major portion of the engineering and development expense related to CSPI which accounted for approximately 47% of the total expense. CSPI expenses decreased by 9% during the current quarter as compared to the same quarter of fiscal 1999. This decline was mainly attributable to a reduction in outside services and consulting expenses needed to complete the software and hardware work on the Series 2000 products. MODCOMP accounted for 40% of total engineering and development expenditures compared to 34% in the same quarter of fiscal 1999. The development work in fiscal 2000 was for the continued development of the E-Commerce product, ViewMAX, which included the new Linux version of the product recently announced. Scanalytics accounted for 13% and 10% of total engineering and development expenditures for the three-month periods ended November 30, 1999 and November 27, 1998, respectively.

     Selling, general and administration expenditures were $3,189,000 for the three months ended November 30, 1999 compared to $3,348,000 for the three months ended November 27, 1998, a decline of 5%. The major portion of total selling, general and administration expense related to MODCOMP which accounted for 55% of the total compared to 50% for the prior comparable quarter of fiscal 1999. The increase expense for MODCOMP was for added personnel and other expenses related to the marketing and sales of the E-Commerce software business. CSPI accounted for 34% of the expense compared to 42% for the same quarter of fiscal 1999. The reduction in executive bonus, retirement plan and shareholder service expense represented the major portion of the reduction in the expenses. Scanalytics accounted for 11% of the expense compared to 8% for the same quarter of fiscal 1999. This increase was mainly due to the addition of a sales person and the costs related to the participation in two trade shows.

Other Income/Expenses

     Other income/expense decreased by 9% for the three months ended November 30, 1999 compared to the three months ended November 27, 1998. This decline is mainly due to the Company investing a larger percentage of its cash in short-term non-taxable and taxable instruments, which have lower rates of return on a pre-tax basis than our investments in the prior comparable quarter of fiscal 1999.

     The Company had a high effective tax rate of 50%, which is above the normal US statutory rate. This was primarily due to a large portion of foreign-based revenue and profits from France and Germany, which have high statutory tax rates. The company will continue to review strategies with its advisors to reduce our effective rate.

Financial Positions, Capital Resources and Liquidity

     The Company still has a solid financial position as working capital decreased to $23,134,000 as of November 30, 1999 from $23,469,000 as of August 27, 1999. The Company's accounts receivable increased to $9,779,000 from $7,395,000. This increase is due to the timing of shipments made at the end of the first quarter of fiscal 2000. The Company's inventory decreased to $5,688,000 from $5,805,000. The increase of $2,189,000 in accounts payable and accrued expenses was primarily related to the large integration service orders and represented 90 % of the increase.

     The Company spent $111,000 and $231,000 on capital improvements for the three months ended November 30, 1999 and November 27, 1998, respectively.

     Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices

     Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three-month period ended November 30, 1999. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

     The Company continues a formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third-parties failure to correct their own " Year 2000" issues. Where practicable, the Company has attempted to mitigate its risks with respect to the failure of suppliers to be "Year 2000" ready. In the event that suppliers are not "Year 2000" compliant, the Company has found alternative sources of supply where practical. There can be no guarantee that the systems of other companies upon which significant supplies and large customers rely will be converted in a timely fashion nor can there be any guarantee that failure to convert by another, will not have a material impact on the Company.

     As of January 7, 2000, the Company has not experienced any problems related to the "Year 2000" issue.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

             None

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

    27.0 Financial Data Schedule

    Reports on Form 8-K

                                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: January 7, 2000                                         By: /s/ Alexander R. Lupinetti
                                                                                       Chief Executive Officer,
                                                                                       President and Chairman

Date: January 7, 2000                                         By: /s/ Gary W. Levine
                                                                                        Vice President of Finance,
                                                                                        Chief Financial Officer

                                                                                                                                        SCHEDULE I
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /-------------------For the three months ended-----------------------/
	November 30,		November 27,
	1999	%	1998	%

Sales	$15,734	100.0%	$11,515	100.0%

Cost of sales	12,189	77.5%	6,077	52.8%

Engineering and
development	1,093	6.9%	1,129	9.8%

Selling, general and
administrative	3,189	20.3%	3,348	29.1%

Total costs and
expenses	16,471	104.7%	10,554	91.7%

Operating income (loss)	(737)	(4.7)%	961	8.3%

Other income	78	0.5%	86	0.7%

Income (loss) before
taxes	(659)	(4.2)%	1,047	9.1%

Income tax expense (benefit)	(329)	(2.1)%	572	5.0%

Net income (loss)	($330)	(2.1)%	$475	4.1%

                                                                                                                                        SCHEDULE II
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /--For the three months ended---/
                                              November 30, 1999 vs. November 27, 1998
	$	%
	Change	Change

Sales	$4,219	36.6%

Cost of sales	6,112	100.6%

Engineering and
development	(36)	(3.2)%

Selling, general and
administrative	(159)	(4.7)%

Total costs and
expenses	5,917	56.1%

Operating income (loss)	(1,698)	(176.7)%

Other income	(8)	(9.3)%

Income (loss) before
taxes	(1,706)	(162.9)%

Income tax expense (benefit)	(901)	(157.5)%

Net income (loss)	(805)	(169.5)%