Form 10-Q
period 2000-02-29
CSP INC /MA/
filed 2000-04-13
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            February 29, 2000

or

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

                                Class                                                               Outstanding April 11, 2000
           Common Stock, $.01 par value                                                 3,587,415 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	14
Item 6.	Exhibits & Reports on Form 8-K	14

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	February 29,	August 27,
	2000	1999
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,351	$3,749
Short-term investments	10,701	10,046
Accounts receivable, net	12,023	7,395
Inventories	5,933	5,805
Deferred income taxes	1,104	1,104
Prepaid expenses	1,273	1,545
Total current assets	32,385	29,644

Property, equipment and improvements, net	3,336	3,497
Other assets:
Long-term investments	468	470
Land held for future development	163	163
Deferred income taxes	735	735
Goodwill, net	1,103	1,226
Other assets	1,399	1,378
Total other assets	3,868	3,972

Total assets	$39,589	$37,113

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,155	$6,128
Income taxes payable	468	47
Total current liabilities	8,623	6,175
Deferred compensation and retirement plans	3,603	3,573
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,051
and 4,020 shares	41	40
Additional paid-in capital	11,031	10,812
Retained earnings	19,582	19,287
Accumulated other comprehensive income	(794)	(456)
	29,860	29,683
Less treasury stock, at cost, 483 and 449 shares	2,497	2,318
Total shareholders' equity	27,363	27,365
Total liabilities and shareholders' equity	$39,589	$37,113

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                  /--For the three months ended-/   /-For the six months ended-/

	February 29,	February 26,	February 29,	February 26,
	2000	1999	2000	1999
Sales:
Systems	$3,988	$4,376	$6,247	$9,420
Service and system integration	13,264	10,252	25,889	16,136
E-Commerce software	480	220	887	346
Other software	628	737	1,071	1,198
Total sales	18,360	15,585	34,094	27,100

Cost of Sales:
Systems	1,522	1,999	2,627	3,963
Service and system integration	10,748	8,141	21,508	12,099
E-Commerce software	284	66	445	126
Other software	207	197	370	292
Total cost of sales	12,761	10,403	24,950	16,480
Gross profit	5,599	5,182	9,144	10,620

Operating expenses:
Engineering and development	957	976	2,050	2,105
Selling, general & administration	3,492	3,498	6,681	6,846
Total operating expenses	4,449	4,474	8,731	8,951

Operating income	1,150	708	413	1,669

Other income	64	143	142	229

Income before income taxes	1,214	851	555	1,898

Provision for income taxes	589	416	260	987

Net income	$625	$435	$295	$911

Net income per share - basic	$0.18	$0.12	$0.08	$0.25
Weighted average shares outstanding - basic	3,567	3,597	3,566	3,589

Net income per share - diluted	$0.16	$0.12	$0.08	$0.25
Weighted average shares outstanding - diluted	3,825	3,664	3,809	3,645

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                 /---Three months ended---/    /--Six Months Ended--/

	February	February	February	February
	29, 2000	26, 1999	29, 2000	26, 1999
Cash flows from operating activities:
Net income	$625	$435	$295	$911
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	334	154	680	609
Deferred compensation and retirement plans	46	--	30	202
Deferred income taxes	--	(94)	--	(138)
Other	42	169	(21)	3
Changes in current assets and liabilities:
Increase in accounts receivable, net	(2,244)	(3,976)	(4,628)	(4,060)
(Increase) decrease in inventories	(245)	298	(128)	816
(Increase) decrease in prepaid expenses	235	(44)	272	(219)
Increase (decrease) in accounts payable and
and accrued expenses	(162)	3,859	2,027	2,802
Increase (decrease) in income taxes payable	1,033	(727)	421	(885)
Net cash (used in) provided by operating activities	(336)	74	(1,052)	41

Cash flows from investing activities:
Purchases of available-for-sale securities	(68)	(180)	(147)	(180)
Purchases of held-to-maturity securities	(19,622)	(6,468)	(28,364)	(12,895)
Sales of available-for-sale securities	98	147	145	147
Maturities of held-to-maturity securities	18,839	7,312	27,713	12,758
Property, equipment and improvements	(285)	(371)	(396)	(512)
Net cash (used in) provided by investing activities	(1,038)	440	(1,049)	(682)

Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	--	81	36	81
Proceeds from stock options	184	36	184	36
Purchase of treasury stock	(6)	--	(179)	--
Net cash provided by financing activities	178	117	41	117
Effects of exchange rate on cash	(314)	(183)	(338)	(109)
Net increase (decrease) in cash	(1,510)	448	(2,398)	(633)
Cash and cash equivalents, beginning of period	2,861	2,832	3,749	3,913
Cash and cash equivalents, end of period	$1,351	$3,280	$1,351	$3,280

Supplementary cash flow information:
Cash paid for income taxes, net	$333	$2,527	$626	$2,602
Cash paid for interest	$63	$47	$80	$47

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

  Reclassifications:

  Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

  Inventories:

  Inventories consist of the following (in thousands):

	February 29,	August 27,
	2000	1999

Raw materials	$1,641	$1,422
Work in process	268	227
Finished goods	4,024	4,156

Total	$5,933	$5,805

  Stock Repurchase:

  On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995 the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999 the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At February 29, 2000, the Company has repurchased 480,996 or 65% of the total shares authorized to be purchased.

  Earnings Per Share Reconciliation

  The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

  /-------Three months ended------/     /------Six months ended-----/
	February 29,	February 26,	February 29,	February 26,
(In thousands, except per share	2000	1999	2000	1999
Amounts)

Basic net income	$625	$435	$295	$911

Weighted average number of shares
Outstanding - basic	3,567	3,597	3,566	3,589
Incremental shares from the assumed
Exercise of stock options	258	67	243	56
Weighted average number of shares
Outstanding - dilutive	3,825	3,664	3,809	3,645

Net income per share - basic	$0.18	$0.12	$0.08	$0.25
Net income per share - diluted	$0.16	$0.12	$0.08	$0.25

  Comprehensive Income:

  The Company's comprehensive income (loss) is as follows:

                                                                  /----Three months ended-----/       /------Six months ended--------/
	February 29,	February 26,	February 29,	February 26,
	2000	1999	2000	1999
Net income	$625	$435	$295	$911
Other comprehensive income (loss):
Foreign translation adjustment	(293)	(184)	(391)	(109)
Unrealized gain (loss) on investments	(21)	(43)	53	28
Total comprehensive income (loss)	$311	$208	($43)	$830

  Segment Information:

  The following table presents certain operating segment information (Amounts in thousands).
		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter ended 2/29/00
Net Sales	$3,988	$13,264	$480	$628	$18,360
Profit(loss) from operations	486	1,183	(523)	4	1,150
Identifiable assets	21,720	15,436	556	1,877	39,589
Capital expenditures	66	212	7	--	285
Depreciation	180	82	3	7	272

Quarter ended 2/26/99
Net Sales	$4,376	$10,252	$220	$737	$15,585
Profit(loss) from operations	125	509	(17)	91	708
Identifiable assets	22,432	15,807	293	2,211	40,743
Capital expenditures	279	84	2	6	371
Depreciation	75	43	2	10	130

Six months ended 2/29/00
Net Sales	$6,247	$25,889	$887	$1,071	$34,094
Profit(loss) from operations	19	1,731	(1,117)	(220)	413
Identifiable assets	21,720	15,436	556	1,877	39,589
Capital expenditures	128	243	8	17	396
Depreciation	377	158	5	17	557

Six months ended 2/26/99
Net Sales	$9,420	$16,136	$346	$1,198	$27,100
Profit(loss) from operations	976	880	(254)	67	1,669
Identifiable assets	22,432	15,807	293	2,211	40,743
Capital expenditures	319	177	4	12	512
Depreciation	349	151	3	20	523

  Each segment is broken down by related business activities, which cross different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: systems which includes company manufactured hardware products, systems integration and services which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software, and other software products which are developed by the Company.

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

  Subsequent Event:

On March 2, 2000 the Company made a $2 million investment in exchange for two million shares of VerticalBuyer, Inc. which represents a 11.7% ownership interest. VerticalBuyer is a privately held holding company for a network of Internet sites formed to capitalize on business to business e-commerce opportunities. VerticalBuyer commenced initial operations in February 2000 in the global commercial lighting and electrical markets estimated to be approximately a $140 billion market. The Company has warrants to purchase an additional three million shares for $1 each. The warrants are callable at $.001 per warrant. The first 1,000,000 warrants are callable thirty days after the effective date of the registration. The second 1,000,000 warrants are callable thirty days after the stock has traded at $2 per share for twenty consecutive days. The third 1,000,000 warrants are callable after the stock has traded at $3 per share for twenty consecutive days.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

     A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 15 and 16).

     The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Results of Operations - Fiscal 2000 compared to Fiscal 1999:

Revenue

      Sales for the three and six-month periods ended February 29, 2000 were $18,360,000 and $34,094,000 compared to $15,585,000 and $27,100,000 for the three and six-month periods ended February 26, 1999. This represented increases of approximately $2,775,000 or 18% for the three-month and $6,994,000 or 26% for the six-month periods ended February 26, 2000 compared to the same period of the prior fiscal year. This increase in revenue was primarily due to increases in services and systems integration orders shipped by MODCOMP's Germany subsidiary. During the quarter and six months ended February 29, 2000, MODCOMP Germany shipped a large number of systems and provided integration services to E-Plus, a large Telecommunication Company, which represented approximately 41% of total revenue for the three and six-month periods ended February 29, 2000. Sales of MODCOMP's E-commerce software products primarily ViewMax increased $215,000 and $466,000 for the three and six-month periods ended February 29, 2000 compared to the same periods of fiscal year 1999. This represented an increase of 98% and 135% of ViewMax revenue. MODCOMP accounted for 79% and 83% of total revenue for the quarter and six months ended February 29, 2000 compared to 74% and 68% for the prior comparable periods of fiscal 1999. CSP MultiComputer Division (CSPI) products accounted for 17% and 14% of total revenue for the three and six-months ended February 29, 2000 compared to 21% and 28% for the same periods of the prior fiscal year. This decrease was due in part to declines in the older products, such as SuperCards, which programs are ending their procurements and due to extended incubation periods for defense industry procurements for the new Series 2000 products. In addition, in the first quarter of fiscal 1999, CSPI shipped the largest Power PC system (340 processors) to an international customer which represented 53% of systems sales for that quarter. Scanalytics revenues accounted for 3% of total sales for the three and six-month periods ended compared to 5% and 4% for the same periods of fiscal year 1999.

     The Company has changed its fiscal year from the last Friday in August in Fiscal 1999 to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. Beginning in Fiscal 2000 each quarter will end on the last day of the last month of the quarter. For Fiscal Year 2000 the second quarter ended on February 29, 2000 compared to February 26, 1999 for the prior year. This resulted in approximately $500,000 of additional revenue at a gross margin of approximately 35% during the period February 26, 2000 through February 29, 2000. Fiscal Year 2000 will be 53 weeks in length compared to 52 weeks in Fiscal 1999. The effect of the change is not expected to have a material effect on the Company's financial statements for Fiscal 2000.

Cost of Sales

     Cost of sales as a percentage of sales increased to 69% and 73% for the three and six-months ended February 29, 2000 compared to 67% and 61% for the prior comparable periods of fiscal 1999. The increase in cost of sales was due to the change in product mix with the significant increase in service and system integration sales which have higher cost of sales due to the large content of third party products. The software and systems sales have lower costs of sales and they represented a small portion of revenue in fiscal 2000. The increase in integration service sales, which traditionally has a high cost of sales, combined with a decrease in sales of systems, which has lower cost of sales, contributed to the decline in gross margin.

Operating Expenses

     Engineering and development expenditures were $957,000 and $2,050,000 for the three and six-months ended February 29, 2000 compared to $976,000 and $2,105,000 for the three and six months periods ended February 26, 1999. This represented a slight decrease of approximately 2% for the quarter and 3% year to date. The major portion of the engineering and development expense related to CSPI which accounted for approximately 57% and 52% of the three and six-month expense, respectively. CSPI expenses decreased by 5% and 4% during the three and six-month periods compared to the same periods of fiscal 1999. This decline was mainly attributable to a reduction in staff, outside services and consulting expenses needed to complete the software and hardware work on the Series 2000 products. MODCOMP accounted for 30% and 36% of total engineering and development expenditures for the three and six-month periods ended February 29, 2000 compared to 29% and 32% in the same periods of fiscal 1999. This increase relates to the continued development of the E-Commerce products, ViewMax, which included the new Linux version of the product recently announced and the new WAP66, a server solution to make existing enterprise data available to mobile users as well as the internet, product was completed and announced during the quarter. Scanalytics accounted for 13% and 12% of total engineering and development expenditures for the three and six-month periods ended February 29, 2000 compared to 13% and 11% for the same periods of fiscal 1999.

     Selling, general and administration expenditures were $3,492,000 and $6,681,000 for the three and six-months ended February 29, 2000 compared to $3,498,000 and $6,846,000 for the comparable periods of fiscal 1999, remaining fairly consistent for the quarter and representing a slight decline of 2% year to date. The major portion of total selling, general and administration expense related to MODCOMP which accounted for 53% and 54% of the three and six-months periods ended February 29, 2000 total compared to 58% and 54% for the prior comparable periods of fiscal 1999. CSPI accounted for 39% and 36% of the three and six month expense compared to 33% and 37% for the same periods of fiscal 1999. The reduction in staff, executive bonus, retirement plan and shareholder service expense represented the major portion of the reduction in the expenses. Scanalytics accounted for 8% and 10% of the expense compared to 9% for the same periods of fiscal 1999. This slight increase was mainly due to the addition of a sales person and the costs marketing efforts that included the participation in two trade shows.

Other Income/Expenses

     Other income/expense decreased by 55% and 38% for the three and six-months ended February 29, 2000 compared to the three and six-month periods ended February 26, 1999. This decline is mainly due to the Company investing a larger percentage of its cash in short-term non-taxable and taxable instruments, which have lower rates of return on a pre-tax basis than our investments in the prior comparable periods of fiscal 1999.

     The Company had a high effective tax rate of 49% and 47% for the three and six-months ended February 29, 2000, which is above the normal US statutory rate. This was primarily due to a large portion of foreign-based revenue and profits from France and Germany, which have high statutory tax rates. The Company will continue to review strategies with its advisors to reduce our effective rate.

Financial Positions, Capital Resources and Liquidity

     The Company still has a solid financial position as working capital increased to $23,762,000 as of February 29, 2000 from $23,469,000 as of August 27, 1999. The Company's accounts receivable increased to $12,023,000 from $7,395,000. This increase is due to the timing of shipments made at the end of the second quarter of fiscal 2000. The Company's inventory increased to $5,933,000 from $5,805,000. The increase of $2,448,000 in accounts payable and accrued expenses was primarily related to the purchases of large integration service orders which represented 90 % of the increase. These purchases related to shipments made at the end of the quarter.

     The Company spent $285,000 and $396,000 on capital improvements for the three and six-months ended February 29, 2000 compared to $371,000 and $512,000 for the same periods of fiscal 1999.

     Management believes that all of the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices

     Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and six-month periods ended February 29, 2000. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

Year 2000

     Historically, certain computer programs have been written using two digits rather than four digits to define year. This could result in computers recognizing a date of "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem is referred to as "Year 2000".

     The Company has reviewed both its internal computer systems and its products that could have been affected by the "Year 2000" issue and has updated some systems and a few products which were affected. The Company with the modification to existing software and conversion to new software, the "Year 2000" issues related to internal computer systems and products did not cause any significant operational or computer problems. Furthermore, the cost of implementing these solutions has been fully expensed in the current fiscal year and management believes that any further financial position or results of operations will not be material.

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

The Company has not experienced any problems related to the "Year 2000" issue as of April 12, 2000.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

             The Company held its Annual meeting of Stockholders on Tuesday, January 11, 2000. The following matters were approved by the shareholders:

1) Sandford D. Smith and Robert M. Williams were elected as Class I directors for a terms of three years.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

    27.0 Financial Data Schedule

    Reports on Form 8-K

                   Form 8-K Change in Fiscal Year dated February 2, 2000

                                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: April 13, 2000                                               By: /s/ Alexander R. Lupinetti
                                                                                       Chief Executive Officer,
                                                                                       President and Chairman

Date: April 13, 2000                                               By: /s/ Gary W. Levine
                                                                                        Vice President of Finance,
                                                                                        Chief Financial Officer

                                                                                                                                        SCHEDULE I
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                               /----------------Three months ended--------/ /--------Six months ended-----------/
	February		February		February		February
	29, 2000%		26, 1999%		29, 2000%		26, 1999%

Sales	$18,360	100%	$15,585	100%	$34,094	100%	$27,100	100%

Cost of sales	12,761	69%	10,403	67%	24,950	73%	16,480	61%

Engineering and
Development	957	5%	976	6%	2,050	6%	2,105	8%

Selling, general and
Administrative	3,492	19%	3,498	22%	6,681	20%	6,846	25%

Total costs and
expenses	17,210	94%	14,877	95%	33,681	99%	25,431	94%

Operating income	1,150	6%	708	5%	413	1%	1,669	6%

Other income	64	--%	143	1%	142	--%	229	1%

Income before
Taxes	1,214	7%	851	5%	555	2%	1,898	7%

Income tax expense
	589	3%	416	3%	260	1%	987	4%

Net income	$625	3%	$435	3%	$295	1%	$911	3%

                                                                                                                                        SCHEDULE II
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /--For the three months ended---/             /---For the six months ended----/
                                                                                 February 29, 2000 vs. February 26, 1999
	$	%	$	%
	Change	Change	Change	Change

Sales	$2,775	18%	$6,994	26%

Cost of sales	2,358	23%	8,470	51%

Engineering and
development	(19)	(2)%	(55)	(3)%

Selling, general and
administrative	(6)	--%	(165)	(2)%

Total costs and
expenses	2,333	16%	8,250	32%

Operating income	442	62%	(1,256)	(75)%

Other income	(79)	(55)%	(87)	(38)%

Income before
taxes	363	43%	(1,343)	(71)%

Income tax expense	173	42%	(727)	(74)%

Net income	$190	44%	($616)	(68)%