Form 10-Q/A
period 1999-11-30
CSP INC /MA/
filed 2000-04-17
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q/A

                                                              Amendment Number 1

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

                                Class                                                               Outstanding January 7, 2000
           Common Stock, $.01 par value                                                 3,567,548 shares

     This amendment is being filed to correct Part I, Item I, Financial Statements. We are amending Part I, Item 1, Financial Statements, solely to correct a typographical error in Note 4 to the Financial Statements. For convenience, the entire text of the Financial Statements is set forth below.

     As originally filed, Note 4, "Stock Repurchase", stated that at November 30, 1999, the Company had repurchased 281,195 or 52% of the total shares authorized to be purchased. The figures of 281,195 and 52% were stated in error. The correct numbers were 481,645 or 65% of the total shares authorized to be purchased.

     As a result, the number of shares repurchased by the Company during the second fiscal quarter, when the cumulative total of shares purchased increased from 481,645 to 482,823, was 1,178 shares.

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

  Stock Repurchase:

  On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995 the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999 the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At November 30, 1999, the Company has repurchased 481,645 or 65% of the total shares authorized to be purchased.

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

CSP Inc.
(Registrant)

Date: April 17, 2000                                         By: /s/ Alexander R. Lupinetti
                                                                                       Chief Executive Officer,
                                                                                       President and Chairman

Date: April 17, 2000                                         By: /s/ Gary W. Levine
                                                                                        Vice President of Finance,
                                                                                        Chief Financial Officer