Form 10-Q/A
period 2000-02-29
CSP INC /MA/
filed 2000-04-17
CIK 356037

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

     As originally filed, Note 4, "Stock Repurchase", stated that at February 29, 2000, the Company had repurchased 480,996 or 65% of the total shares authorized to be purchased. The figure of 480,996 was stated in error. The correct number was 482,823 or 65% of the total shares authorized to be purchased.

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

  Stock Repurchase:

  On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995 the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999 the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At February 29, 2000, the Company has repurchased 482,823 or 65% of the total shares authorized to be purchased.

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