Form 10-Q
period 2000-05-31
CSP INC /MA/
filed 2000-07-12
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            May 31, 2000

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to

Commission File Number:                 0-10843

                                                                  CSP Inc.
                              (Exact name of registrant as specified in its charter)

                             Massachusetts                                                                         (State or other jurisdiction of                                               (I.R.S. Employer
                  incorporation or organization)                                              Identification No.)

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

                                Class                                                   &n            Common Stock, $.01 par value                                                 3,587,415 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	14
Item 6.	Exhibits & Reports on Form 8-K	14

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	May 31,	August 27,
	2000	1999
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,551	$3,749
Short-term investments	8,852	10,046
Accounts receivable, net	12,578	7,395
Refundable income taxes	396	--
Inventories	5,942	5,805
Deferred income taxes	1,104	1,104
Prepaid expenses	1,070	1,545
Total current assets	32,493	29,644

Property, equipment and improvements, net	3,223	3,497
Other assets:
Long-term investments	2,469	470
Land held for future development	163	163
Deferred income taxes	735	735
Goodwill, net	1,017	1,226
Other assets	1,414	1,378
Total other assets	5,798	3,972

Total assets	$41,514	$37,113

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,286	$6,128
Income taxes payable	258	47
Total current liabilities	9,544	6,175
Deferred compensation and retirement plans	3,637	3,573
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,075
and 4,020 shares	41	40
Additional paid-in capital	11,044	10,812
Retained earnings	19,903	19,287
Accumulated other comprehensive income	(158)	(456)
	30,830	29,683
Less treasury stock, at cost, 483 and 449 shares	2,497	2,318
Total shareholders' equity	28,333	27,365
Total liabilities and shareholders' equity	$41,514	$37,113

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                 /-For the three months ended-/  /-For the nine months ended-/

	May 31,	May 28,	May 31,	May 28,
	2000	1999	2000	1999
Sales:
Systems	$3,231	$3,258	$9,478	$12,318
Service and system integration	12,298	8,124	38,187	24,118
E-Commerce software	415	354	1,302	700
Other software	359	1,650	1,430	3,350
Total sales	16,303	13,386	50,397	40,486

Cost of Sales:
Systems	848	1,300	3,475	5,140
Service and system integration	10,272	6,174	31,780	18,185
E-Commerce software	200	201	645	327
Other software	72	791	442	1,294
Total cost of sales	11,392	8,466	36,342	24,946
Gross profit	4,911	4,920	14,055	15,540

Operating expenses:
Engineering and development	1,057	1,008	3,107	3,113
Selling, general & administration	3,197	3,309	9,878	10,155
Restructuring	64	310	64	310
Total operating expenses	4,318	4,627	13,049	13,578

Operating income	593	293	1,006	1,962

Other income	175	268	317	497

Income before income taxes	768	561	1,323	2,459

Provision for income taxes	447	292	707	1,279

Net income	$321	$269	$616	$1,180

Net income per share - basic	$0.09	$0.07	$0.17	$0.33
Weighted average shares outstanding - basic	3,589	3,597	3,573	3,599

Net income per share - diluted	$0.09	$0.07	$0.17	$0.33
Weighted average shares outstanding - diluted	3,738	3,648	3,676	3,630

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                 /---Three months ended
	May 31,	May 28,	May 31,	May 28,
	2000	1999	2000	1999
Cash flows from operating activities:
Net income	$321	$269	$616	$1,180
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	353	338	1,033	900
Deferred compensation and retirement plans	34	(51)	64	151
Deferred income taxes	--	138	--	--
Other	(15)	133	(36)	254
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(555)	2,003	(5,183)	(2,057)
(Increase) decrease in refundable income taxes	83	--	(396)	--
(Increase) decrease in inventories	(9)	6	(137)	822
(Increase) decrease in prepaid expenses	203	(271)	475	(490)
Increase (decrease) in accounts payable and
and accrued expenses	659	(3,245)	3,158	(443)
Increase (decrease) in income taxes payable	(217)	13	211	(872)
Net cash (used in) provided by operating activities	857	(667)	(195)	(555)

Cash flows from investing activities:
Purchases of available-for-sale securities	(209)	(205)	(356)	(385)
Purchases of held-to-maturity securities	(19,443)	(2,681)	(47,754)	(15,576)
Sales of available-for-sale securities	165	118	310	265
Maturities of held-to-maturity securities	19,326	2,369	47,039	15,127
Property, equipment and improvements	(154)	(310)	(550)	(893)
Net cash used in investing activities	(315)	(709)	(1,311)	(1,462)

Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	--	65	36	146
Proceeds from stock options	13	--	197	36
Purchase of treasury stock	--	(144)	(179)	(144)
Net cash provided by (used in) financing activities	13	(79)	54	38
Effects of exchange rate on cash	645	(239)	254	(348)
Net increase (decrease) in cash	1,200	(1,694)	(1,198)	(2,327)
Cash and cash equivalents, beginning of period	1,351	3,280	3,749	3,913
Cash and cash equivalents, end of period	$2,551	$1,586	$2,551	$1,586

Supplementary cash flow information:
Cash paid for income taxes, net	$227	$148	$853	$2,750
Cash paid for interest	$ 12	$ --	$ 92	$ 47

See accompanying notes to consolidated financial statements.

                                                       CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed

1.    Change in Fiscal Year:

The Company has changed its fiscal year from the last Friday in August in Fiscal 1999 to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. Beginning in Fiscal 2000 each quarter will end on the last day of the last month of the quarter. Fiscal Year 2000 will be 53 weeks in length compared to 52 weeks in Fiscal 1999. The effect of the change, which is spread over each quarter, is not expected to have a material effec

2.    Reclassifications:

Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.

3.    New Accounting Pronouncements:

On June 15, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.138 ("SFAS No.138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.133 ("SFAS No. 138"). This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply SFAS No.133. SFAS No.133, as amended by SFAS No.137, Accounting for Derivative Instruments and He

4.    Inventories:

Inventories consist of the following (in thousands):

	May 31,	August 27,
	2000	1999

Raw materials	$2,152	$1,422
Work in process	543	227
Finished goods	3,247	4,156

Total	$5,942	$5,805

5.    Stock Repurchase:

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the out

6.    Long-Term Investments:

During the quarter the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. The Company announced that it would distribute 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000. The Company is accounting for this investment under the co

7.    Earnings Per Share Reconciliation:

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

/-------Three months ended------/    /-----Nine months ended-----/
	May 31,	May 28,	May 31,	May 28,
(In thousands, except per share	2000	1999	2000	1999
amounts)

Basic net income	$321	$269	$616	$1,180

Weighted average number of shares
outstanding - basic	3,589	3,597	3,573	3,599
Incremental shares from the assumed
exercise of stock options	149	51	103	31
Weighted average number of shares
outstanding - dilutive	3,738	3,648	3,676	3,630

Net income per share - basic	$0.09	$0.07	$0.17	$0.33
Net income per share - diluted	$0.09	$0.07	$0.17	$0.33

8.    Comprehensive Income:

The Company's comprehensive income is as follows:

                                                                /----Three months ended-----/     /------Nine months ended--------/
	May 31,	May 28,	May 31,	May 28,
	2000	1999	2000	1999
Net income	$321	$269	$616	$1,180
Other comprehensive income:
Foreign translation adjustment	645	(239)	254	(348)
Unrealized gain (loss) on investments	(9)	(24)	44	4
Total comprehensive income	$957	$6	$914	$836

9.    Segment Information:

The following table presents certain operating segment information (Amounts in thousands).
		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter ended 5/31/00
Net Sales	$3,231	$12,298	$415	$359	$16,303
Profit(loss) from operations	674	405	(479)	(7)	593
Identifiable assets	22,326	16,735	786	1,667	41,514
Capital expenditures	106	41	2	5	154
Depreciation	177	79	4	7	267

Quarter ended 5/28/99
Net Sales	$3,258	$8,124	$354	$1,650	$13,386
Profit from operations	499	(319)	153	(40)	293
Identifiable assets	21,910	13,066	304	2,107	37,387
Capital expenditures	115	162	7	26	310
Depreciation	143	108	4	10	265

Nine months ended 5/31/00
Net Sales	$9,478	$38,187	$1,302	$1,430	$50,397
Profit(loss) from operations	693	2,136	(1,596)	(227)	1,006
Identifiable assets	22,326	16,735	786	1,667	41,514
Capital expenditures	234	284	10	22	550
Depreciation	554	253	9	8	824

Nine months ended 5/28/99
Net Sales	$12,318	$24,118	$700	$3,350	$40,486
Profit(loss) from operations	1,425	137	373	27	1,962
Identifiable assets	21,910	13,066	304	2,107	37,387
Capital expenditures	433	411	11	38	893
Depreciation	492	259	7	30	788

Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: systems which includes company manufactured hardware products, systems integration and services which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software, and other software products which are deve

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of investment income and interest expense.

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

8. Restructuring Expense

In April 2000 and March 1999, MODCOMP had a reduction of 2 and 15 individuals, respectively, in its domestic workforce. The expenses related to the action were approximately $64,000 and $310,000 for severance costs.

The actions contemplated by the above described workforce reductions have been completed as planned. There was a $53,000 accrual remaining at May 31, 2000, related to the April 2000 restructure program which will be paid in full by October 2000. The amounts accrued approximated the amounts paid under the March 1999 restructuring program.

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

Results of Operation - 2000 Compared to 1999:

Revenue:

The Company's sales were $16,303,000 and $50,397,000 for the three and nine-month periods ended May 31, 2000, compared to $13,386,000 and $40,486,000 for the same periods in fiscal 1999. The increase in revenue was due primarily to the continued success of the outsourcing and integration services sales of MODCOMP's German subsidiary. The sales were primarily to customers in the telecommunication market. Service and system integration sales increased by 51% and 58% for the three and nine- month periods c

E-commerce software sales increased by 17% and 86% for three and nine-month periods of fiscal 2000, compared to fiscal 1999. During the quarter, MODCOMP signed a marketing alliance with Ainsworth & Associates, a UK management consulting firm, to sell ViewMax web to host software product and WAP-66 host to WAP server for the financial sector. Systems sales decreased less than 1% for the three-month period and 23% for the nine-month period ended May 31, 2000. The decrease was due to the decline in th

Scanalytics revenues were 2% and 3% of total sales for the three and nine-month periods, compared to 5% and 5% for the prior fiscal year.

MODCOMP continues to ship its real-time process control classic product line to it's existing customers which represented 17% of systems revenue for the one nine-month period ended May 31, 2000, compared to 12%for the comparative period of fiscal 1999.

Other software sales represented 2% and 3% of sales for the three and nine-month periods ended May 31,2000, compared to 12% and 8% of sales for the same periods of the prior fiscal year. Scanalytics accounted for most of the software sales for the three and nine- month periods during fiscal 2000. Scanalytics sales decreased by 21% for the first nine months of the current fiscal year, compared to the prior year. The decreased sales were due to the decline in equipment hardware sales with a decline in the e products.

European sales accounted for 71% of the total revenue for both the quarter and nine- month periods. The rest of the geographic revenue breakdown was 25% and 26% for the Americas, and 4% and 3% for the rest of the world (primarily Asia) for the three and nine- month periods ended May 31, 2000.

Cost of Sales:

Cost of sales as a percentage of sales were 70% and 72% for the three and nine-month periods ended May 31, 2000. This compared to 63% and 62% for the same periods of the prior fiscal year. The increase in the cost of sales for the three and nine-month period was due to the change in product mix with increased sales of service and systems integration which has a higher cost of goods due to the large amount of third-party products. Outsourcing and integration systems sales remain a large percentage o

Operating Expense:

Engineering and development expenses for the three-month period ended May 31, 2000 increased approximately $49,000 or 5% from the same period of fiscal 1999. The nine- month period of fiscal 2000 amount remained consistent compared with the prior fiscal year. Increased expense relates primarily to increases experienced by MODCOMP for the development of the WAP-66 and Palm based ViewMax product and improvements to the ViewMax product, which was offset by decreases in expense in the MultiComputer Division

Sales, general and administrative expenses decreased $358,000 (10%) and $523,000 (5%) for the three and nine-month periods ended May 31, 2000, compared to the same periods of fiscal 1999. The nine-month decrease relates primarily to reductions in sales and administrative personnel at MODCOMP and Scanalytics. Scanalytics expenses decreased $202,000 and $501,000 for the three and nine-month periods compared to the prior year. MODCOMP expenses decreased $240,000 (12%) and decreased $395,000 (6%) for the t

During the third quarter of fiscal 2000, MODCOMP had a reduction in staff of two domestic employees and expenses of $64,000 for severance pay. This will save the Company approximately $140,000 annually.

Other Income Expenses and Taxes:

Other income decreased by $93,000 and $180,000 for the three and nine-month periods ended May 31, 2000. Last year the company had realized gains on the sale of investments during the quarter ended May 28, 1999. This represented approximately 68% of the decrease.

The Company had an effective tax rate of approximately 53% for the nine-month period ended May 31, 2000, which is above the normal US statutory rate. This was due to the large portion of foreign-based revenue and profits from Germany and France, which have high statutory tax rates. The Company has continued to review with advisors, the most effective tax strategy to reduce the effective rate.

Financial Position, Capital Resources and Liquidity:

The Company has a solid financial position, with working capital of $22.9 million at May 31, 2000, compared to $23.4 million at August 27, 1999. Accounts receivable increased to $12.6 million at May 31, 2000, compared to $7.4 million at August 27, 1999. The increase in account receivable was due to the timing of shipments and not collection issues. Accounts payable and accrued expenses increased to $9.5 million at May 31, 2000, from $6.2 million on August 27, 1999. The increase was due to the purch

During the quarter the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. The Company announced that it would distribute 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000.

Management believes that all the Company's current and foreseeable needs can be met through working capital generated by operations and investments.

Inflation and Changing Prices:

Management does not believe that inflation and changing prices had significant impact on sales, revenues or operating income during fiscal 2000 or 1999. There is no assurance, however, that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

Markets for the Company's products are characterized by rapidly changing technology, new products introduction and short product life cycles. These changes can adversely affect the business and operating results. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands c

Year 2000:

Historically, certain computer programs have been written using two digits rather than four digits to define the year. This could result in computers recognizing a date of "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations. This problem is referred to as "Year 2000".

The Company reviewed both its internal computer systems and its products that could have been affected by the "Year 2000" issue and has updated some systems and a few products which were affected. With the modification to existing software and conversion to new software, the "Year 2000" issues related to internal computer systems and products did not cause any significant operational or computer problems. Furthermore, the cost of implementing these solutions has been fully expensed

The Company has not experienced any problems related to the "Year 2000" issue as of July 12, 2000.

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

CSP Inc.
(Registrant)

Date: July 12, 2000                                               By: /s/ Alexander R. Lupinetti
                                                                                       Ch                                                                                        Pr

Date: July 12, 2000                                               By: /s/ Gary W. Levine
                                                                                       &n                                                                                        &n

                                                                                      &n                                                        CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                               /----------------Three months ended--------/ /------Nine months ended-----------/
	May 31,		May 28,		May 31,		May 28,
	2000	%	1999	%	2000	%	1999	%

Sales	$16,303	100%	$13,386	100%	50,397	100%	$40,486	100%

Cost of sales	11,392	70%	8,466	63%	36,342	72%	24,946	62%

Engineering and
development	1,057	6%	1,008	8%	3,107	6%	3,113	8%

Selling, general and
administrative	3,197	20%	3,309	25%	9,878	20%	10,155	25%
Restructuring	64	--	310	2%	64	--	310	1%

Total costs and
expenses	15,710	96%	13,093	98%	49,391	92%	38,524	95%

Operating income	593	4%	293	2%	1,006	2%	1,962	5%

Other income	175	1%	268	2%	317	1%	497	1%

Income before
taxes	768	5%	561	4%	1,323	3%	2,459	6%

Income tax expense	447	3%	292	2%	707	1%	1,279	3%

Net income	$321	2%	$269	2%	$616	1%	$1,180	3%

                                                                                      &n                                                        CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /--For the three months ended---/          /---For the nine months ended----/
                                                                                       &n
	$	%	$	%
	Change	Change	Change	Change

Sales	$2,917	22%	$9,911	24%

Cost of sales	2,926	35%	11,396	46%

Engineering and
development	49	5%	(6)	--

Selling, general,
administrative	(112)	(3%)	(277)	(3%)
Restructuring	(246)	(79%)	(246)	(79%)
Total costs and
expenses	2,617	20%	10,867	28%

Operating income	300	102%	(956)	(49%)

Other income	(93)	(35%)	(180)	(36%)

Income before
taxes	207	37%	(1,136)	(46%)

Income tax expense	155	53%	(572)	(45%)

Net income	52	19%	(564)	(48%)