Form 10-K
period 2000-08-31
CSP INC /MA/
filed 2000-11-30
CIK 356037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

                       FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended AUGUST 31, 2000
Commission File Number 0-10843

CSP Inc.

(Exact name of registrant as specified in its charter)

                                  Massachusetts                         04-2441294
                             (State of Incorporation)            (IRS Employer Identification Number)

40 Linnell Circle, Billerica, Massachusetts 01821-3901 (978) 663-7598

(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act

Common Stock (par value $0.01 per share)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 24, 2000, there were 3,562,659 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $3.84 of a share as reported for November 24, 2000 on the NASDAQ National Market System) held by non-affiliates was approximately $13,680,611.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's Proxy Statement to be dated November 30, 2000 in connection with Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on January 9, 2001 are incorporated by reference in Part III hereof.

PART I

Item 1. Business

(a) General Development of Business

CSP, Inc. ("CSPI" or the "Company") was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market Internet software for E-commerce solutions, image-processing software, network management integration services and high-performance cluster computer systems.

On June 27, 1997, CSPI acquired the assets of MODCOMP/Cerplex L.P. ("MODCOMP"), a wholly owned subsidiary of The Cerplex Group Inc. for $8,709,000 in cash. This transaction was accounted for as a purchase. This multi-national subsidiary provides network integration services including, consulting, system integration and outsourcing. WAP66™, MODCOMP's newest product, makes existing enterprise data available to mobile business (M-business) and is available on Palm IV™ from Palm, Inc. In addition, MODCOMP's ViewMax® is an Internet software product that allows companies to easily integrate their IT systems with Internet technology for E-commerce applications. MODCOMP sells all products through its own direct sales force in the U.S., Germany, and the United Kingdom. MODCOMP sells via a worldwide organization of distributors in the rest of the world.

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

The CSPI MultiComputer Division ("MultiComputer Division) helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via a worldwide organization of distributors in the rest of the world.

(b) Financial Information About Industry Segments

The Company considers its products to be of four classes, Systems, System and Service Integration, E-Commerce Software, and Other Software. Systems accounted for 21%, 30%, and 27% of total revenues for fiscal years 2000, 1999, and 1998, respectively. System and Service Integration accounted for 73%, 64%, and 69%, of total revenues for fiscal years 2000, 1999, and 1998, respectively. E-Commerce Software accounted for 3%, 1%, and 0%, of total revenues for fiscal years 2000, 1999, and 1998, respectively. Other Software accounted for 3%, 5% and 4%, of total revenues for fiscal years 2000, 1999, and 1998, respectively.

Additional segment information and financial information about the Company's foreign operations is included in Note 12 to the Consolidated Financial Statements of the Registrant included in Item 8.

(c) Narrative Description of Business

The Company and its subsidiaries develop and market Internet software for E-commerce solutions, image-processing software, network management integration services and high-performance cluster computer systems.

Products and Services

CSPI MultiComputer Division Products

CSPI MultiComputer Division supplies very dense high-performance cluster computer systems ("HPC") for the high-end scientific/technical/commercial computing markets and high-performance embedded computer systems ("HPEC") for the signal/image processing market (HPEC). Applications expertise, product innovation, strong technical support, and dedicated customer support makes CSPI one of the industry's leading providers of high-performance cluster computer systems.

Applying its three plus decades of experience, the CSPI MultiComputer Division designs, manufactures, sells and services high-performance cluster computer systems for compute intensive applications needing tens to hundreds of processors interconnected with a very high bandwidth network. All the CSPI MultiComputer Division's current products are easily scalable to very large size, are specially designed to require minimum space and power and are based upon open and standard hardware and software components.

The 2000 SERIES MultiComputer and FastCluster are the MultiComputer Division's newest products. Product improvements as well as new complimentary products beneficial to both of these product lines are continuously under development.

FastCluster Products

In April of this fiscal year CSPI MultiComputer Division introduced the FastCluster line of high-performance cluster computer systems incorporating hundreds of processors, all interconnected by a very high-bandwidth network. FastCluster systems are very dense Linux cluster computers designed to meet the needs of a wide range of computationally intensive applications in the scientific/technical high-performance computer marketplace. Applications areas include modeling, simulation, signal and image processing, scientific computing, image/video processing and data mining.

FastCluster offers customers a very dense open hardware platform including the most modern processors, memory and networking components, easy upgrades through continuous insertion of the latest technologies and seamless application reuse through the use of industry standards, such as Open Source Software (OSS) including Linux, MPI and VSIPL. The superior architectural design of FastCluster products is based on 7400 processors from Motorola™ incorporating AltiVec™ technology, high-speed memory and Myrinet™ 2000. FastCluster products use the industry-standard Linux operating system for PowerPC™ processors and are compatible with the full range of third party software packages including FORTRAN compilers, vectorizers, math and image processing libraries, debuggers, profilers and other cluster development and run-time tools. CSPI MultiComputer's Linux-based products are offered with many high-availability features including instant booting from a cold start, error-correcting memory, a fault tolerant MPI-like library, hot-swappable hardware, extended environmental specifications and built-in test.

Entry price for a 16 processor FastCluster desktop is under $100,000. Larger FastCluster systems incorporating over 1000 processors are available and sell for several million dollars. All FastCluster products are sold with standard hardware and software warranties. Contract support and service are optionally available from CSPI MultiComputer's support organization.

2000 SERIES MultiComputer Products

2000 SERIES products are very dense high-performance cluster computer systems especially designed to solve applications with demanding analysis of complex signals and images in real time. Typical computational intense applications requiring 2000 SERIES products include SONAR, RADAR and stimulation applications within the defense market segment, CT and MRI applications in the medical imaging market, stimulation/modeling for real-time simulation markets and target/image/voice recognition in video and audio processing markets.

The 2000 SERIES systems use the best of open systems technologies incorporating the latest PowerPC™ RISC processors, Myrinet™ networking technology, Message Passing Interface (MPI) software for interprocessor communications and the VxWorks® real-time operating system. The 2000 SERIES product offers very high density, low power and a full set of reliability, maintainability and repairability features. The incorporation of open and standard technologies in the 2000 SERIES systems ensures that customers receive systems using the latest technology while reducing the risks associated with proprietary technology.

The 2000 SERIES product line was first offered in fiscal year 1997. Several new and improved versions of the 2000 SERIES have been offered since its introduction. 2000 SERIES products have been shipped in a variety of configurations, including multiple-chassis systems with over 400 processors.

SuperCard and Other Products

The MultiComputer Division continues to manufacture, sell and support certain of its older products, principally the SuperCard product line. SuperCards are VME-based board products that are incorporated into customized signal processing systems by OEM customers. SuperCard products are no longer being applied into new designs but are incorporated in systems still being deployed by our customers. The SuperCard family line of embedded signal processors employ multiple Intel i860 RISC microprocessors. Intel discontinued production of the i860 at the end of the 1998 calendar year. CSPI has made provisions to accommodate the future needs of its SuperCard customers. Management believes current inventory levels of this product are adequate to support future customer needs.

CSPI MultiComputers supplies on an 'as available' basis support for other older products, some initially released a decade or more ago, still in use by our customers, mainly on critical applications within the defense industry.

Scanalytics, Inc.

Scanalytics gives "sight" to computers by creating software that captures images from digital cameras and scanners and extracts information from those images. The Company integrates those software products with off-the-shelf hardware components to create high-performance vision systems that support scientific researchers in the biological and the physical sciences. During 2000, Scanalytics focused its efforts in three applications areas of biotechnology and life science research: Digital Microscopy, Genomics, and High Throughput Screening. Scanalytics' products are sold through two channels: directly to researchers via Scanalytics' own sales force, and through a network of international and domestic dealers, OEMs, and VARs.

Digital Microscopy

IPLab is a general-purpose image analysis software package. It was originally available only on Macintosh computers, where IPLab has been called "the de facto standard in Macintosh image analysis". Since then, IPLab has also been programmed to work within the Windows operating systems. Add-on modules for IPLab, called Extensions, provide application-specific functionality, making IPLab extremely adaptable for a wide variety of customers and industries. Extensions can easily be written by IPLab customers and third party developers, as well as by Scanalytics itself. Scanalytics makes and markets individual Extensions for multi-fluorescence microscopy, calcium-ratio imaging, 3-D image visualization, time lapse studies, and microscope automation. The list price of Basic IPLab is $2,995 and extensions range in price from $600 to $3,000.

Genomics

GeneProfiler is the backbone of Scanalytics software products oriented towards Genomics. It is widely recognized as the most sophisticated and easy to use software of its kind in the industry. Scanalytics makes several other products within this group: OneDscan for either Macintosh or Windows provides basic gel documentation and analysis, Gellab II+ is used for 2D gel analysis, and DNAscan is a package for automatic sequencing of DNA sequencing gels. Prices for these products range from $995 to $2,995.

High Throughput Screening

High Throughput Screening systems are characterized by a high density of samples, automated analysis and experimental repeatability. MicroArray Suite, introduced by Scanalytics in 1999, is an extension to IPLab that was developed by and licensed from the National Center for Human Genome Research at the National Institutes of Health. This software package assists researchers in analyzing microarrays, which are devices that let researchers evaluate potential drug candidates by testing them against thousands of DNA fragments simultaneously. MicroArray Suite is priced at $6,000. Scanalytics is continuing development of the Elispot Imager in collaboration with the Navy Medical Research Center. This system of software and hardware is used for immunological assays. (Elispot stands for Enzyme Linked Immuno-Spot). ELISpot Imager is priced at $21,000.

MODCOMP, Inc.

Integration Services

In recent years, MODCOMP's product offering has shifted away from the sales of MODCOMP produced (proprietary and open architecture) hardware toward integration solutions including hardware, software, special engineering, and third party hardware and software. MODCOMP's value proposition is integrating these components together into a complete computer system and installing that system at the customer site. These services are offered by all MODCOMP locations. In particular, the German subsidiary has had significant successes in the telecommunication market with the recent deregulation of that industry.

MODCOMP continues to sell and manufacture legacy systems and components, especially as it relates to servicing current customers with replacement and/or upgraded systems. MODCOMP's computer systems generally can be expanded without major redesign as customer requirements change.

MODCOMP's computer systems are generally utilized in industrial plants, research laboratories and data processing applications and operate in real-time.

The purchase prices of MODCOMP's computer systems are typically priced from $6,000 to $150,000, depending upon customer requirements.

Computer Hardware

In 1988, MODCOMP began selling RealStar family of computers, based on open systems VME and Motorola 68 and 88k processor technology. This was a direct result of faster processing technology and customer demand. MODCOMP provides migration paths for CLASSIC proprietary customers with these systems. Prices range from $15,000 to $100,000.

In July 1997, MODCOMP began the launch of its RealStar II line of computer systems. This is a line of third party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP's REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for the real-time, process control market place. During fiscal year 1999 MODCOMP purchased a license for ScadaBase from Access Ware in order to complement the capabilities of the REAL/IX operating system. ScadaBase has also been programmed to work with the LINUX operating system for applications like the monitoring of Internet Service Provider's (ISP's) facilities. Prices for these systems range from $6,000 to $25,000.

MODCOMP also continues to offer its proprietary CLASSIC and MODACS Systems, parts and services, which it manufactures in its Fort Lauderdale headquarters. The CLASSIC systems are mini and supermini computers designed specifically to support real-time applications. The MODACS and MODACSX products are data acquisition and control systems. Prices range from $15,000 to $150,000.

Computer Software and Computer Programming

MODCOMP's computers are supported by high-level operating software, referred to as MAX, REAL/IX, REAL/IX PX and ScadaBase. This software is designed specifically for optimum real-time performance. MODCOMP's software enables customers to write their own real-time application software. These applications, when combined with MODCOMP computers or third party computers, create systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are required in this marketplace. Prices range from $3,000 to $35,000.

Legacy-Web Internet Integration Solutions

The Company also offers specialized programming and software engineering services to supply customers with customized e-commerce solutions.

In fiscal year 1997, MODCOMP launched ViewMax® in the United States. ViewMax® is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology for E-commerce applications. Using ViewMax® technology, MODCOMP creates solutions that can extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. Using ViewMax®, MODCOMP creates solutions that can also integrate Electronic Commerce transactions with existing legacy systems. Although the product has broad potential, the early adopters of this technology have used it primarily for facilitating Electronic Commerce and creating Extranets. Current ViewMax® customers are in the travel, insurance, financial, health services, governmental and manufacturing/ distribution markets. Prices for ViewMax® range from $40,000 to $250,000.

MODCOMP markets solutions using ViewMax directly to end-users. The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax® is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the US and UK, a wide range of companies from a broad spectrum of industry have signed up, including travel, insurance, system integrators, automotive and consumer electronics.

Wireless Portal Server Software

In fiscal 2000, MODCOMP launched WAP66 in Germany for the wireless market. WAP66 is universal wireless portal server software. Its configuration toolset allows you to write once and deploy anywhere on any type of mobile device. WAP66 automatically addresses the technical requirements to implement a WAP server as well as implements the ability to combine dynamic information flow with on-the-fly formatting for optimal support of various WAP mobile devices. In addition, WAP66 provides a simple user administration system and strict session control that allows you to perform highly complex transactions for complete E-business solutions.

Markets, Marketing and Dependence on Certain Customers

MultiComputer Division

The MultiComputer Division markets its FastCluster cluster computer systems into the high-end scientific/technical/commercial high-performance computing (HPC) segment and markets its 2000 SERIES high-performance embedded computer (HPEC) systems into signal/image processing segment with emphasis on analysis of complex signals. The Company distributes its products in these markets as an original equipment manufacturer (OEM) supplier to system integrators, distributors and value added resellers (VARs).

FastCluster Markets

The MultiComputer Division's newly introduced FastCluster line of high-performance cluster computer systems was designed to meet the needs of a wide range of computationally intensive applications in the scientific/technical high-performance computer marketplace. Typical applications in this market include modeling, simulation, signal and image analysis, scientific computing, image/video processing and data mining.

FastCluster brings to the high-performance cluster computing market a family of products incorporating many important features differentiating it from all other cluster computing offerings. FastCluster products are distinguished by their elegant packaging - providing the highest density and lowest power consumption, high-speed node-to-node communications - providing optimum performance with true scalability and a completely integrated architecture - combining Linux, MPI, Myrinet and fault tolerance features. FastCluster products offer the high-performance cluster computing market the best combined performance, features and price.

2000 SERIES Markets

2000 SERIES products are sold primarily to prime contractors within the defense industry for use in sonar and radar systems, simulators, speech recognition equipment, night vision systems and signal & image analysis computers.

Within the defense segment the overall market for new high-performance signal and image processing systems continues to shrink. New programs requiring signal/image processing and analysis equipment as well as upgrades to existing military systems considered essential for maintaining our military leadership continues at a steady rate. However, fewer new programs are now funded into full deployment as the number of platforms (ships, planes, tanks, etc.) for computer systems reduce in number. Both new and upgrade programs require a substantial period of development and evaluation before products are deployed into field use. With the reduction in defense spending, time from development to deployment varies based on the program, however, many programs are now stretching out well beyond the historical twelve to twenty-four months.

The MultiComputer division supplies commercial-off-the-shelf (COTS) products to defense industry prime contractors who are being encouraged to use COTS solutions rather than build systems in-house using proprietary designs. The COTS initiative is in response to US Defense Department's efforts to contain program costs and to improve the time and cost to insert new technology into existing field equipment. This initiative is now being adopted by other governmental procurement agencies around the world. 2000 SERIES MultiComputer products have been shipped to a number of customers developing COTS-based systems or evaluating its use for future COTS programs.

SuperCard Products

The MultiComputer Division's SuperCard products are being used in programs currently in deployment such as the U.S. Navy's sonar computers where they are used to co-ordinate information from hydraphone sensor arrays in both ship-based and shore-based installations. These programs typically stretch over many years. The deployment phases of many programs incorporating SuperCards are now nearing completion. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. No new SuperCard based programs are anticipated.

The MultiComputer Division sells all products through its own direct sales force in the U.S. and via a worldwide organization of distributors in the rest of the world.

MODCOMP

MODCOMP supplies and integrates network solutions and designs, manufactures, services and markets worldwide, high-speed mini-computer principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has expanded its product line by including third-party equipment in their sales and servicing offerings. This new focus as a "total solutions company" allows MODCOMP to meet the needs of their customers with a variety of products including internally produced as well as those from third-party manufacturers.

Sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus of $22,363,000 (36%) in 2000. This customer is a "wireless" telecommunication company in Germany. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company markets its products through various sales offices in the U.S., Canada, Germany and England (for a detailed list see Item 2 of Form 10-K contained herein). Throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company's product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

Geographically, Europe accounts for approximately 71% of total sales. The significant increase in European sales was due to MODCOMP business. Historically, approximately 80% of MODCOMP's revenue are generated internationally. During the current year, MODCOMP had significant sales from system integration customers in Germany. Accordingly, changes in market conditions in these countries may significantly affect MODCOMP's performance.

The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 2000, 1999 and 1998.

	Year Ended August
	2000		1999		1998

Europe	$43,882	71%	$28,692	56%	$40,594	64%
North America	16,234	26%	18,632	36%	21,245	33%
Far East	1,690	3%	4,347	8%	1,515	3%
Other	215	-%	24	- %	114	- %
	$62,021	100%	$51,695	100%	$63,468	100%

Competition

CSPI MultiComputer Division

The MultiComputer market is very competitive. The MultiComputer Division believes its products to be among the leaders in the use of open and standard technologies, elegance in packaging and price/performance. All the markets are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company's business.

The future growth of the MultiComputer Division's markets depends upon providing high density and scalability in a compact low power and inexpensive package that can be easily integrated into original equipment manufacturers (OEM) design for high performance computation. Since the majority of sales are to OEMs, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production.

2000 SERIES Competition

The Company's direct competitors for the MultiComputer Division in the defense market are Mercury Computer Inc. and Sky Computers, Inc. DSP board manufacturers including DY4, Pentek, SBS, Spectrum Signal and Alacron that specialize in the DSP segment of this market are indirect competitors. In the low performance segment of the market general-purpose computer and single board computer manufacturers such as Motorola, Force and Hewlett Packard may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

FastCluster Competition

Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors for the MultiComputer Division's FastCluster products. FastCluster products are distinguished by their elegant packaging providing the highest density and lowest power consumption, high-speed node-to-node communications - providing true scalability and optimum performance and a completely integrated architecture - combining Linux, MPI, Myrinet and fault tolerance features. CSPI believes that its FastCluster products offer the best value in combined performance, features and price. FastCluster is a newly introduced product line and these distinguishing characteristics may not over come the capabilities of much larger companies competing in this segment of the high-performance computer market.

Scanalytics, Inc.

In the Digital Microscopy market, Scanalytics' major competitors are Media Cybernetics, Universal Imaging, and ImproVision. Other competitors include Compix, Carl Zeiss, Intelligent Imaging, and QED Imaging. In the Genomics market, major competitors include Genomic Solutions, Media Cybernetics, BioRad, and Alpha Innotech. In the High Throughput Screening market, the only other software company that competes directly with Scanalytics is BioDiscovery. Competitors in all of these markets range from small, single product companies to large, multinational instrument companies. Scanalytics maintains its competitive advantage by offering high-value solutions.

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

MODCOMP's direct competition with its real-time UNIX operating system includes VxWorks, HP-UX, PowerMAX, Windows NT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

The Company's principal direct competitors to ViewMax in the Legacy Extension market space are Clientsoft, Sterling Software, Mozart, CST, Simware, Intelligent Environments, and Enterprise Link. New companies with backgrounds in emulation have begun to enter this market space. These companies such as WallData, Attachmate, and IBM have greater technical resources and marketing organizations, but are currently behind in technology. Substantial development efforts on their part could adversely affect our position.

Competitors for MODCOMP's WAP66 portal server software, in this new wireless market segment, range from small, single product companies to large multinational companies with much greater resources like Oracle, IBM, and Nokia.

In the system integration service business MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as EDS, IBM, Sun Microsystems, and Compaq.

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

Customer Support

The MultiComputer Division and Scanalytics support its customers with telephone assistance, on-site service, system installation, and training and education. Product support service is provided by CSPI during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period. Each problem reported by a customer is reviewed by an analyst who researches the issue and assists the customer to resolve the problem.

The MultiComputer Division offers training courses at either corporate headquarters or the customer site. Field and customer service support is provided through its headquarters in Billerica, Massachusetts. Scanalytics provides support service through its Fairfax, Virginia headquarters.

MODCOMP supports its customers in a number of ways including telephone assistance, on-site service, installation of systems, training and education. Service and parts warranty, generally of 90 days duration, is provided on all products. In addition, MODCOMP sells maintenance service contracts to customers. MODCOMP also conducts customer training courses of one to three weeks' duration on a fee basis either at their or the customer's location.

Field and customer service support is provided through offices strategically located throughout the world.

Research and Development

During fiscal 2000, CSPI's expenses (including depreciation) for engineering and development were approximately $4,031,000 (6% of sales) compared to approximately $4,199,000 (8% of sales) and $4,072,000 (6% of sales) in fiscal years 1999 and 1998, respectively. Expenditures for engineering and development are expensed as they are incurred. The CSPI MultiComputer Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for multicomputers. Scanalytics Inc. will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. CSPI MultiComputer Division's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. MODCOMP will continue development of the ViewMax and WAP66 products, Real/IX PX and AccessPoint for SCADA solutions.

During 2000, Scanalytics finalized its IPLab software to work under the Windows operating systems, bringing it to parity with the Macintosh product. Scanalytics also worked on three other major projects: improvements to the MicroArray Suite product line for Macintosh; updates to the Macintosh products to maintain their competitiveness; and development of the Elispot Imager.

Of CSPI MultiComputer's Division and Scanalytics 58 employees, 16 professional and staff employees were engaged in software and hardware engineering and development activities as of August 31, 2000.

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

Of MODCOMP's 130 employees, 8 professional and staff employees are engaged in software and hardware engineering and development.

The Company does not have any patents that are material to its business.

Backlog

The Company's backlog of customer orders and contracts was approximately $11,770,000 at August 31, 2000 as compared to $6,100,000 at August 27, 1999. The backlog of the Company can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases.

Employees

On August 31, 2000, the Company had 188 employees. None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

(c) Financial Information About Foreign and Domestic Operations And Export Sales

A summary of net sales, attributable to CSPI's foreign and domestic operations for the fiscal years ended August 2000, 1999 and 1998 is presented at Note 13 to the Consolidated Financial Statements of the Registrant included in item 8.

Item 2. Properties

Listed below are CSPI's principal facilities as of August 31, 2000. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area

CSP, Inc. 40 Linnell Circle Billerica, MA.	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Owned	40,000 S.F.
Scanalytics, Inc. 8550 Lee Highway, Suite 400 Fairfax, VA	Corporate Headquarters Sales, Marketing, and Administration	Leased	3,518 S.F.
MODCOMP, Inc. 1650 West McNab Road Ft. Lauderdale, FL	Corporate Headquarters Sales, Marketing, and Administration	Leased	77,429 S.F.
MODCOMP Canada, Ltd. 530 Otto Road Unit 11A Mississaugu, Ontario Canada	Sales, Marketing, and Administration	Leased	730 S.F.
MODCOMP France, S.A. Centrale Parc-Batiment 7 Avenue Sully Prud'homme 92298 Chatenay Malabry Cedex France	Service and Administration	Leased	4,101 S.F.
Modular Computer System, GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, and Administration	Leased	1,837 S.F.
MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration	Leased	5,173 S.F.
MODCOMP Systemhaus, GmbH Gartenstr. 23-27 61352 Bad Homburg	Sales, Marketing and Service	Leased	945 S.F.

In addition to the facilities listed above, CSPI also leases space in various domestic and international industrial centers for use as sales and service offices.

The Company owns approximately 2.8 acres of land adjacent to the Company's corporate headquarters in Billerica, Massachusetts. The Company has signed a Purchase and Sale agreement dated October 20, 2000 to sell the corporate headquarters and adjacent land. The selling price is approximately $3.3 million. The Company has also signed a lease for 21,500 square feet of space located at 43 Manning Road, Billerica, Massachusetts for its corporate headquarters. The lease will commence on December 1, 2000 for five years with an option to renew for an additional five years thereafter.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ System under the symbol "CSPI". The following table sets forth the range of closing high and low selling prices for the Common Stock as reported by NASDAQ. This data reflects the effect of the stock dividends of April 1999 and October 1998.

Fiscal Year:	2000		1999
	High	Low	High	Low
1st Quarter	$6.62	$4.56	$7.84	$6.20
2nd Quarter	17.00	4.69	8.18	6.59
3rd Quarter	17.00	5.37	8.12	5.17
4th Quarter	8.25	5.00	7.00	4.63

As of November 24, 2000, there were 3,562,659 shares of Common Stock outstanding, held of record by approximately 116 stockholders. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 2,300.

The Company has never paid any cash dividends on its Common Stock. The Company's present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Item 6. Selected Financial Data

This information is set forth in the Selected Financial Data section of Item 8 (page 45).

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors

Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated November 30, 2000 in connection with its Annual Meeting of Stockholders to be held on January 9, 2001 ("Registrant's 2000 Proxy Statement").

(b) Identification of Executive Officers

Information about the executive officers of the Company is set forth below.

Name and Age	Business Affiliations
Alexander R. Lupinetti (55)

Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc. subsidiaries of Stratus Computer Inc. from 1987 to 1996.

Gary W. Levine (52)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.
Amy J. Dexter (34)

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

William E. Bent, Jr. (44)

Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

Fernando Delaville (43)

President and Chief Executive Officer of Scanalytics since April 2000; Biomedical Products Manager at Atto Instruments, LLC from May 1998 to April 2000; Manager of Microscopy Applications at Scanalytics from September 1992 to April 1998; Biomedical Equipment Specialist at Thomas Jefferson University from November 1989 to August 1992; Research Scientist at University of Massachusetts Medical Center from February 1987 to October 1989.

(c) Identification of Certain Significant Employees

None

(d) Family Relationships

There is no family relationship between any director and executive officer of the Company.

(e) Business Experience

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in registrant's 2000 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part III Item 10 (b) of this Form 10-K.

(f) Involvement in Certain Legal Proceedings

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 2000 Proxy Statement.

(g) Compliance with Section 16(a) of the Exchange Act

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Registrant's 2000 Proxy Statement.

Item 11. Executive Compensation

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 2000 Proxy Statement.

(b) Security Ownership of Management

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 2000 Proxy Statement.

(c) Changes in Control

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 2000 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statement filed as part of this report:

Independent Auditors' Report
Consolidated Balance Sheets as of August 31, 2000 and August 27, 1999
Consolidated Statements of Operations for the years ended August 31, 2000, August 27, 1999 and August 28, 1998
Consolidated Statements of Stockholders' Equity for the years ended August 31, 2000, August 27, 1999, and August 28, 1998
Consolidated Statements of Cash Flows for the years ended August 31, 2000, August 27, 1999, and August 28, 1998
Notes to Consolidated Financial Statements

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

3.1	Articles of Organization and amendments thereto, of the Company as of the end of Fiscal 1986 (Exhibit 3.1 to the Form 10-K for the year ended August 31, 1990)
3.2	By-Laws of the Company, as amended through March 21, 1995
10.1	1981 Incentive Stock Option Plan as amended (Exhibit 10.3 to the Form S-8, File No. 2-79414, 1987 Registration Statement)
10.2	Mr. Ochlis' Employment and Deferred Compensation Agreement dated January 5, 1987 (Exhibit 10.5 to the Form S-8, File No. 2-79414, 1987 Registration Statement)
10.3	Form of Invention Agreement between the Company and certain of its employees
10.4	CSPI Supplemental Retirement Income Plan (Exhibit 10.13 to Form 8 amendment 2 to Form 10-K for year ended August 31, 1986, dated February 23, 1987)
10.5	Trust Agreement (between CSP Inc. and Bank of Boston) dated January 5, 1987 as amended (Exhibit 10.11 to Form 10-K for year ended August 31, 1990)
10.6	Amendment to Mr. Ochlis' Employment and Deferred Compensation Agreement dated March 20, 1989 (Exhibit 10.9 to Form 10-K for year ended August 31, 1991)

10.7	1991 Incentive Stock Option Plan (the Plan is included in the Company's Proxy Statement dated November 10, 1991 with respect to the Annual Meeting of Stockholders of the Company on December 10, 1991)
10.8	Retirement Agreement for Edmund U. Cohler (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)
10.9	Symbology Reader License Agreement between UPS and CSPI (Exhibit 10.9 to Form 10-K for the year ended August 26, 1994)
10.10	Software License Agreement between UPS and CSPI (Exhibit 10.12 to Form 10-K for the year ended August 26, 1994)
10.11	Patent Agreement between UPS and CSPI (Exhibit 10.13 to Form 10-K for the year ended August 26, 1994)
10.12	Amendment to Mr. Ochlis' Employment Deferred Compensation Agreement dated February 6, 1995 (Exhibit 10.13 to Form 10-K for the year ended August 25, 1995)
10.13	Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996 (Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)
10.14	Signal Analytics Purchase Agreement (Exhibit 10.14 to Form 10-K for the year ended August 29, 1997)
10.15	Modcomp/Cerplex L.P. Purchase Agreement (Exhibit 10.15 to Form 10-K for the year ended August 29, 1997)
11.0	Computation of Earnings (loss) Per Share for the years ended August 31, 2000, August 27, 1999, and August 28, 1998
22.1	Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 31, 2000)
23.0	Consent of Independent Certified Public Accountants
27.1	Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By: /s/ ALEXANDER R. LUPINETTI

Alexander R. Lupinetti

Chief Executive Officer,

President and Chairman

Date: November 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Alexander R. Lupinetti Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	November 27, 2000
/s/ Gary W. Levine Gary W. Levine	Vice President of Finance, Chief Financial Officer	November 27, 2000
/s/ J. David Lyons J. David Lyons	Director	November 27, 2000
/s/ C. Shelton James C. Shelton James	Director	November 27, 2000
/s/ Sandford Smith Sandford Smith	Director	November 27, 2000
/s/ Robert Williams Robert Williams	Director	November 27, 2000

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Year Ended August 31, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of August 31, 2000 and August 27, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards.generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of August 31, 2000 and August 27, 1999 and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

October 23, 2000

Boston, Massachusetts

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	August 31, 2000	August 27, 1999
Assets
Current assets:
Cash and cash equivalents	$3,923	$3,749
Short-term investments	9,150	10,046
Accounts receivable, net of allowance for doubtful accounts of $409 in 2000 and $395 in 1999	6,841	7,395
Inventories	5,793	5,805
Deferred income taxes	1,104	1,104
Other current assets	800	1,545
Total current assets	27,611	29,644
Property, equipment and improvements, net	3,201	3,497
Other assets:
Long-term investments	2,471	470
Land held for future development	163	163
Deferred income taxes	1,122	735
Goodwill, net of accumulated amortization of $580 and $291 in 2000 and 1999	939	1,226
Other assets	1,549	1,378
Total other assets	6,244	3,972
Total assets	$37,056	$37,113

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,189	$6,128
Income taxes payable	813	47
Total current liabilities	6,002	6,175
Deferred compensation and retirement plans	3,608	3,573
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,069 and 4,020 shares	41	40
Additional paid-in capital	11,070	10,812
Retained earnings	19,962	19,287
Accumulated other comprehensive income	(1,079)	(456)
	29,994	29,683
Less treasury stock, at cost, 491 and 449 shares	2,548	2,318
Total shareholders' equity	27,446	27,365
Total liabilities and shareholders' equity	$37,056	$37,113

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31, 2000, August 27, 1999 and August 28, 1998
(Amounts in thousands, except for per share data)

	2000	1999	1998
Sales:
Systems	$12,772	$15,555	$17,199
System and service integration	45,597	32,978	43,952
E-Commerce software	1,810	790	--
Software	1,842	2,372	2,317
Total sales	62,021	51,695	63,468
Cost of sales:
Systems	4,907	6,447	8,007
Service and system integration	38,304	24,725	34,216
E-Commerce software	781	375	--
Software	507	528	624
Total cost of sales	44,499	32,075	42,847
Gross profit	17,522	19,620	20,621
Operating expenses:
Engineering development	4,031	4,199	4,072
Selling, general & administrative	12,320	13,100	14,175
Restructuring	64	310	168
Total operating expenses	16,415	17,609	18,415
Operating income	1,107	2,011	2,206
Other income(expense):
Dividend income	11	32	24
Interest income	548	442	549
Interest expense	(89)	(40)	(30)
Loss on disposal of French operation	(240)	--	--
Other	331	178	(73)
Total other income, net	561	612	470
Income before income taxes	1,668	2,623	2,676
Provision for income taxes	993	1,364	1,314
Net income	$675	$1,259	$1,362

Net income per share-basic	$0.19	$0.35	$0.38
Weighted average shares outstanding-basic	3,572	3,597	3,592

Net income per share-diluted	$0.18	$0.35	$0.37
Weighted average shares outstanding-diluted	3,663	3,641	3,674

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended August 31, 2000, August 27, 1999 and August 28, 1998
(Amounts in thousands)

	Common Stock Shares Amount		Additional paid-in capital	Retained earnings	Accumul-ated other comprehe-sive income	Treasury stock	Total share-holders' equity

Balance, August 29, 1997	3,982	$40	$10,593	$16,666	$14	($2,067)	$25,246
Comprehensive income:
Net income	--	--	--	1,362	--	--	1,362
Other comprehensive income (loss):
Unrealized gain(loss) on available-for- sale securities	--	--	--	--	(76)	--	(76)
Effect of foreign currency translation	--	--	--	--	(37)	--	(37)
Total comprehensive income							1,249
Exercise of stock options	9	--	38	--	--	--	38
Issuance of treasury stock	--	--	--	--	--	7	7

Balance, August 28, 1998	3,991	40	10,631	18,028	(99)	(2,060)	26,540
Comprehensive income:
Net income	--	--	--	1,259	--	--	1,259
Other comprehensive income (loss):
Unrealized gain(loss) on available-for- sale securities	--	--	--	--	19	--	19
Effect of foreign currency translation	--	--	--	--	(376)	--	(376)
Total comprehensive income							902
Exercise of stock options	7	--	36	--	--	--	36
Issuance of shares under employee stock purchase plan	22	--	145	--	--	--	145
Issuance of treasury stock	--	--	--	--	--	2	2
Purchase of treasury stock	--	--	--	--	--	(260)	(260)

Balance, August 27, 1999	4,020	40	10,812	19,287	(456)	(2,318)	27,365
Comprehensive income:
Net income	--	--	--	675	--	--	675
Other comprehensive income (loss):
Unrealized gain(loss) on available-for-
sale securities	--	--	--	--	(33)	--	(33)
Effect of foreign currency translation	--	--	--	--	(590)	--	(590)
Total comprehensive income							52
Exercise of stock options	35	1	196	--	--	--	197
Issuance of shares under employee stock purchase plan	14	--	62	--	--	--	62
Purchase of treasury stock	--	--	--	--	--	(230)	(230)

Balance August 31, 2000	4,069	$41	$11,070	$19,962	($1,079)	($2,548)	$27,446

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31, 2000, August 27, 1999 and August 28, 1998
(Amounts in thousands)

Cash flows from operating activities:	2000	1999	1998
Net income	$675	$1,259	$1,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,388	1,245	1,512
Deferred compensation and retirement plans	35	210	81
Deferred income taxes	(387)	397	(852)
Other	(171)	87	237
Changes in current assets and liabilities:
Decrease in accounts receivable, net	554	303	923
(Increase)decrease in inventories	12	503	(81)
(Increase)decrease in other current assets	745	(297)	53
Decrease in accounts payable and accrued expenses	(939)	(271)	(297)
Increase(decrease)in income taxes payable	766	(1,328)	1,375
Net cash provided by operating activities	2,678	2,108	4,313

Cash flows from investing activities:
Purchases of available-for-sale securities	(707)	(458)	(149)
Purchases of held-to-maturity securities	(36,177)	(18,637)	(52,160)
Sales of available-for-sale securities	525	289	91
Maturities of held-to-maturity securities	35,221	18,093	48,164
Property, equipment and improvements	(805)	(1,106)	(698)
Net cash used in investing activities	(1,943)	(1,819)	(4,752)

Cash flows from financing activities:
Proceeds from stock options	197	36	38
Proceeds from issuance of shares under employee stock purchase plan	62	145	--
Issuance(purchase) of treasury stock	(230)	(258)	7
Net cash provided by(used in) financing activities	29	(77)	45
Effects of exchange rate on cash	(590)	(376)	(37)
Net increase (decrease) in cash	174	(164)	(431)
Cash and cash equivalents, beginning of year	3,749	3,913	4,344
Cash and cash equivalents, end of year	$3,923	$3,749	$3,913

Supplementary cash flow information:
Cash paid for income taxes, net	$896	$2,750	$386
Cash paid for interest	$105	$54	$60

CSP INC. AND SUBSIDIARIES

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

1. Summary of Significant Accounting Policies

Fiscal Year

The Company has changed its fiscal year end from the last Friday in August to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. In Fiscal 2000 each quarter ended on the last day of the last month of the quarter. Fiscal Year 2000 was 53 weeks in length compared to 52 weeks in Fiscal 1999. The effect of the change, which was spread over each quarter, did not have a material effect on the Company's financial statements for Fiscal 2000.

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

Earnings Per Share of Common Stock

On April 12, 1999 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on May 7, 1999 to stockholders of record on April 21, 1999. On October 14, 1998 the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on November 16, 1998 to stockholders of record on October 26, 1998.All per share data and number of common stock shares contained in the annual report reflect the stock dividends of April 12, 1999 and October 14, 1998.

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company's reported net income is as follows:
	2000	1999	1998
(In thousands, except per share amounts)

Basic net income	$675	$1,259	$1,362

Weighted average number of shares outstanding - basic	3,572	3,597	3,592
Incremental shares from the assumed exercise of stock options	91	44	82
Weighted average number of shares outstanding - dilutive	3,663	3,641	3,674

Net income per share - basic	$0.19	$0.35	$0.38
Net income per share - diluted	$0.18	$0.35	$0.37

Options to purchase 11,800 shares of common stock in 2000 and 27,618 shares in 1999 were outstanding during the years then ended but were not included in the year-to-date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods. There were no options to purchase common stock in 1998 for which the option price was greater than the average market price of the common shares during that period.

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

New Accounting Pronouncements

On June 15, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.138 ("SFAS No.138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.133 ("SFAS No. 138"). This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply SFAS No.133. SFAS No.133, as amended by SFAS No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and SFAS No. 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company currently does not hold derivative instruments, management believes that there will be no impact on its results of operations or financial position resulting from the adoption of SFAS No. 133.

Reclassifications

Certain reclassifications were made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

2. Investments

At August 31, 2000 and August 27, 1999, investments consisted of the following:
(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 31, 2000
Marketable equity securities	$659	$135	--	$794
Bonds and municipal revenue notes	4,473	--	--	4,473
Money market funds and commercial paper	4,183	--	--	4,183
Investment in Vertical Buyer	2,000	--	--	2,000
U.S. treasury bills	171	--	--	171
Total	$11,486	$135	--	$11,621

August 27, 1999
Marketable equity securities	$476	$168	--	$644
Bonds and municipal revenue notes	5,764	--	--	5,764
Money market funds and commercial paper	3,835	--	--	3,835
U.S. treasury bills	273	--	--	273
Total	$10,348	$168	--	$10,516

	Short-term	Long-term	Total
August 31, 2000
Held-to-maturity	$8,356	$2,471	$10,827
Available-for-sale	794	--	794
	$9,150	$2,471	$11,621

	Short-term	Long-term	Total
August 27, 1999
Held-to-maturity	$9,402	$470	$9,872
Available-for-sale	644	--	644
	$10,046	$470	$10,516

Net unrealized gains (losses) on available-for-sale investments are reported as a separate component of stockholders' equity until realized. This change in unrealized gains amounted to ($33,000), $19,000 and ($76,000) for the years ended August 31, 2000, August 27, 1999, and August 28, 1998, respectively.

Assets of $925,000 and $804,000 at August 31, 2000 and August 27, 1999, respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table.

During fiscal year 2000 the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. The Company announced that it would distribute 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000. The Company is accounting for this investment under the cost method based on its current ownership percentage.

3. Inventories

Inventories consist of the following:
	2000	1999
	(Amounts in thousands)

Raw materials	$2,340	$1,422
Work-in-process	732	227
Finished goods	2,721	4,156
Total	$5,793	$5,805

4. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:
	(Amounts in thousands)
			Accumulated
	Unrealized		Other
	gain( loss )	Foreign	comp-
	On	translation	rehensive
	investments	adjustment	income

Balance August 29, 1997	$225	($211)	$14
Change in period	(76)	(37)	(113)
Balance August 28, 1998	149	(248)	(99)
Change in period	19	(376)	(357)
Balance August 27, 1999	168	(624)	(456)
Change in period	(33)	(590)	(623)
Balance August 31, 2000	$135	($1,214)	($1,079)

5. Income Taxes:

Reconciliation of expected income tax expense (benefit) to actual income tax expense (benefit) is as follows:

	2000			1999		1998
	(Amounts in thousands)
Computed expected tax expense	$567	34.0%	$892	34.0%	$910	34.0%
Increases(reductions) in taxes resulting from:
Dividend exclusion	(6)	(0.4)	(9)	(0.3)	(6)	(0.2)
Tax exempt interest	(43)	(2.6)	(56)	(2.1)	(52)	(1.9)
State income taxes, net of federal tax benefit	(10)	(0.6)	(169)	(6.5)	(10)	(0.4)
Amortization of goodwill	36	2.2	36	1.4	45	1.7
Foreign operations	413	24.8	642	24.5	264	9.9
Nondeductible life insurance	(24)	(1.4)	(6)	(0.2)	63	2.3
Change in valuation allowance	--	--	--	--	(17)	(0.6)
Other items	60	3.6	34	1.2	117	4.3
Income tax expense	$993	59.6%	$1,364	52.0%	$1,314	49.1%

For the years ended August 31, 2000 and August 27, 1999, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:
	2000	1999
Deferred tax assets:
Deferred compensation	$1,133	$ 1,164
Other accruals	252	88
Bad debt reserves	141	146
In process research and development	173	190
Inventory capitalization and reserves	715	697
State research and development credits, net of federal benefit	228	209
Gross deferred tax assets	2,642	2,494
Less: valuation allowance	(360)	(360)
Deferred tax asset less valuation allowance	2,282	2,134

Deferred tax liability:
Accumulated depreciation and amortization	(56)	(295)
Net deferred tax asset	$2,226	$1,839

The valuation allowance was $360,000 at August 31, 2000 and August 27, 1999. The valuation allowance was established due to the long-term nature of certain deferred compensation and retirement obligations for which the tax benefit may be realized over an extended period of time. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at August 31, 2000.

The provisions for income taxes are comprised of the following:

	2000	1999	1998
	(Amounts in thousands)
Current:
Federal	$239	$238	$372
State	93	(350)	462
Foreign	1,047	1,077	1,333
	1,379	965	2,167
Deferred:
Federal	(278)	206	(378)
State	(108)	193	(475)
	(386)	399	(853)
	$993	$1,364	$1,314

6. Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	(Amounts in thousands)
	2000	1999

Land	$587	$587
Building and improvements	1,776	1,688
Equipment	7,335	8,327
Automotive equipment	41	38
	9,739	10,640
Less accumulated depreciation and amortization	6,538	7,143
Property, equipment and improvements, net	$3,201	$3,497

The Company owns approximately 2.8 acres of land adjacent to the Company's corporate headquarters in Billerica, Massachusetts which is included in other assets. The Company has signed a Purchase and Sale agreement dated October 20, 2000 to sell the corporate headquarters and adjacent land. The selling price is approximately $3.3 million and will result in a pretax gain of approximately $1.3 million.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
	2000	1999
	(Amounts in thousands)
Accounts payable	$1,895	$1,811
Commissions	146	195
Compensation and fringe benefits	1,878	2,450
Customer advances	296	201
Professional fees and shareholders' reporting costs	217	274
Taxes, other than income	423	579
Other, individually less than 5% of current liabilities	334	618
	$5,189	$6,128

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

The following is a summary of common stock option activity for the three years ended August 31, 2000:

	Weighted average	Number of Shares
	exercise price of shares under plans	1997 Plan	1991 Plan	1981 Plan	Total Plan

Outstanding August 29,1997	$5.64	---	228,000	19,399	247,399
Granted	$6.05	---	62,557	---	62,557
Exercised	$5.91	---	(5,444)	(4,492)	(9,936)
Expired & terminated	$4.84	---	(37,348)	(1,332)	(38,680)
Outstanding August 28,1998	$5.20	---	247,765	13,575	261,340
Granted	$6.95	---	100,226	---	100,226
Exercised	$5.79	---	(3,642)	(2,872)	(6,514)
Expired & terminated	$5.41	---	(25,201)	(665)	(25,866)
Outstanding August 27,1999	$5.98	---	319,148	10,038	329,186
Granted	$5.29	117,400	---	---	117,400
Exercised	$5.58	---	(32,723)	(2,763)	(35,486)
Expired & terminated	$5.78	(4,000)	(7,813)	(664)	(12,477)
Outstanding August 31,2000	$5.80	113,400	278,612	6,611	398,623

Available for future grants	--	86,250	10,541	---	96,791
Exercisable		13,776	192,113	6,611	212,500

The following table summarizes information about fixed stock options outstanding at August 31, 2000.
	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of	Number	Remaining Years	Exercise	Number	Exercise
Exercise Prices	Outstanding	Of Contractual Life	Price	Exercisable	Price
$3.75-$5.74	138,379	7.2	$4.96	124,268	$4.86
$5.75-$7.74	252,844	7.0	6.14	88,232	6.48
$7.75-8.99	4,400	9.4	8.50	--	--
$9.00-$11.25	3,000	9.6	11.21	--	--
	398,623			212,500

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

(Amounts in thousands, except per share data)	2000	1999	1998

Net income as reported	$675	$1,259	$1,362
Pro forma	$553	$1,176	$1,304
Income per share diluted as reported	$0.18	$0.35	$0.37
Pro forma	$0.15	$0.32	$0.35

The grant date fair value of each stock option is estimated using the following assumptions: an expected life of 5 years, expected volatility of 18.4% and dividend yields of 0% and a weighted average risk-free interest rate of 6.30% in 2000, 5.20% in 1999 and 5.75% in 1998. The weighted average grant date fair values of options granted in 2000, 1999 and 1998 were $5.99, $5.23 and $6.46, respectively.

The effects of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

9. Stock Purchase Plan

In October 1997 the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 35,686 shares have been issued under the plan at August 31, 2000.

10. Deferred Compensation and Retirement Plans

The Company has a 401(k) Retirement Plan under which the Company matches a portion of the employee's salary reduction contributions and may make discretionary contributions to the plan. All full-time employees with 90 days of continuous service are eligible for the plan. All Company contributions are fully vested. Contributions by the Company were $163,000, $170,000 and $136,000 for 2000, 1999, and 1998, respectively.

The Company has a Supplemental Retirement Plan for certain employees that provides for payments (generally over 15 years) upon retirement, death or disability. The annual benefit is based upon a percentage of salary at the inception of the plan, plus an annual percentage increase, plus interest. In addition, the Company adopted deferred compensation plans for former key executives that provide for payments, over a ten-year period, upon retirement, death or disability based upon a percentage of salary at that time. The charge to expense for the plans for 2000, 1999 and 1998 amounted to $436,000, $372,000 and $336,000, respectively.

11. Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company signed a lease agreement on October 18, 2000 to lease 21,500 square feet for the corporate headquarters and MultiComputer Division commencing on December 1, 2000. The lease term is five years with an option to renew for an additional five years thereafter.

The Company was obligated under non-cancelable operating leases as follows:

(Amounts in thousands)	Operating leases	Operating leases
	As of	Subsequent to
Fiscal year ending August:	August 31, 2000	August 31, 2000	Total

2001	$922	$310	$1,232
2002	1,254	414	1,668
2003	1,029	414	1,443
2004	1,042	414	1,456
2005	951	414	1,365
Thereafter	653	104	757

Occupancy costs under the operating leases approximated $1,024,000 in 2000, $1,564,000 in 1999, and $1,221,000 in 1998.

Stock Repurchase

On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At August 31, 2000, the Company has repurchased 482,822 or 65% of the total shares authorized to be purchased.

12. Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
2000
Net Sales	$12,772	$45,597	$1,810	$1,842	$62,021
Profit (loss) from operations	1,146	2,337	(2,211)	(165)	1,107
Identifiable assets	23,209	11,477	675	1,695	37,056
Capital expenditures	289	485	19	12	805
Depreciation	726	501	20	16	1,263

1999
Net Sales	$15,555	$32,978	$790	$2,372	$51,695
Profit (loss) from operations	1,805	117	220	(131)	2,011
Identifiable assets	22,168	12,806	266	1,873	37,113
Capital expenditures	621	435	10	40	1,106
Depreciation	653	263	6	40	962

1998
Net Sales	$17,199	$43,952	--	$2,317	$63,468
Profit (loss) from operations	780	1,451	--	(25)	2,206
Identifiable assets	22,161	13,509	--	2,007	37,677
Capital expenditures	305	363	--	30	698
Depreciation	979	265	--	35	1,279

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

Profit from operation is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non operating charges/ income consists principally of investment in come and interest expense.

In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

Sales to individual customers constituting 10% or more of total sales were as follows:
	2000	1999	1998
(Amounts in thousands)

Customer A	$22,363 36%	$7,804 15%	--
Customer B	--	--	$10,105 16%
Customer C	--	--	$9,294 15%

The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company's sales by geographic area are as follows:

	2000	1999	1998
	(Amounts in thousands)

Europe	$43,882	$28,692	$40,594
North America	16,234	18,632	21,245
Far East	1,690	4,347	1,515
Other	215	24	114
Totals	$62,021	$51,695	$63,468

Long-lived assets at August 31, 2000, August 27, 1999 and August 28, 1998 were as follows:

	2000	1999	1998

United States	$2,514	$2,889	$2,776
Europe	850	771	754
Totals	$3,364	$3,660	$3,530

13. Restructuring Expenses

In April 2000, March 1999 and March 1998, MODCOMP had a reduction of 2, 15 and 20 individuals, respectively, in its domestic workforce. The expenses related to the actions were approximately $64,000, $310,000 and $168,000 for severance costs, respectively.

The amounts accrued approximated the amounts paid under the April 2000, March 1999 and 1998 restructuring programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview

CSP, Inc. ("CSPI" or the "Company") was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market Internet software for E-commerce solutions, image-processing software, network management integration services and high-performance cluster computer systems. The Company's wholly owned subsidiaries include MODCOMP, Inc. ("MODCOMP"), Scanalytics, Inc. ("Scanalytics"), and CSPI MultiComputer division ("MultiComputer division").

MODCOMP, Inc. is a multinational subsidiary which develops and markets Internet software for E-commerce solutions and provides network management integration services including consulting, systems integration and outsourcing. MODCOMP's newest product, WAP66™, makes existing enterprise data available to mobile business (M-business) and is available on Palm IV™ from Palm, Inc. In addition, MODCOMP's ViewMax® is an Internet software product that allows companies to easily integrate their IT systems with Internet technology for E-commerce applications.

Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including Digital Microscopy, Genomics, and High Throughput Screening.

The MultiComputer division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems with powerful real-time I/O capabilities that require minimum physical space or power. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing.

Results of Operations - 2000 Compared to 1999

For the fiscal year ended August 31, 2000, sales increased to $62.0 million, compared to $51.7 million for fiscal year 1999. Excluding the loss on the sale of the French operation of $240,000 and a restructuring charge of $64,000, the Company reported net income of $941,000 or $0.26 per diluted share for fiscal 2000. This compares with net income of $1.4 million, or $0.39 per diluted share, excluding a $310,000 restructuring charge, in fiscal 1999. Including the effect of the sale of the French operation and restructuring charge, the Company reported net income for fiscal 2000 of $675,000, or $0.18 diluted share, compared with fiscal 1999 net income of $1.3 million, or $0.35 per diluted share.

The following table details the Company's earnings in fiscal years 2000 and 1999:
(Amounts in thousands)
(Amounts in thousands)	Fiscal 2000	Fiscal 1999

Net income	$675	$1,259
Effect of sale of French operation	240	--
Restructuring charge	64	310
Tax effect of exclusion of effect of sale of French operation and
exclusion of restructuring charge	(38)	(169)
Net income excluding the effect of sale of French operation and
excluding restructuring	$941	$1,400

Net income per share - diluted excluding the effect of sale of
French operation and excluding restructuring charge	$0.26	$0.38
Weighted average shares outstanding - diluted	3,663	3,641

Revenue

CSPI considers its products to be in four segment classifications. Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: Systems which includes company manufactured hardware products, System and Service Integration which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software which includes WAP66™ and ViewMax®, and Other Software products which are developed by the Company primarily in the Scanalytics operation.

The following table details the Company's sales by operating segment for fiscal years 2000, 1999 and 1998:
		(Amounts in thousands)
		% of		% of		% of
Sales Revenue:	2000	Total	1999	Total	1998	Total

Operating Segment:
Systems	$12,772	21%	$15,555	30%	$17,199	27%
System and Service Integration	45,597	73%	32,978	64%	43,952	69%
E-Commerce Software	1,810	3%	790	1%	--	--
Other Software	1,842	3%	2,372	5%	2,317	4%
Total	$62,021	100%	$51,695	100%	$63,468	100%

The Company reported net sales of $62.0 million for fiscal year 2000 compared to $51.7 million for fiscal 1999. This represented an increase of 20% or $10.3 million. The majority of this increase in revenue was generated by MODCOMP's German subsidiary, with the continued growth in the system and service integration business to the telecom market. MODCOMP reported net sales of $50.2 million for fiscal year 2000 compared to $36.7 million for fiscal 1999. This represented an increase of $13.5 million or 37%. The increase in MODCOMP's sales was offset by declines in revenue reported by CSP MultiComputer Division and Scanalytics. Sales for the MultiComputer division for fiscal 2000 were $10.0 million compared to $12.6 million for fiscal year 1999, a decline of $2.6 million or 21%. Scanalytics sales for fiscal 2000 were $1.8 million compared to $2.4 million for fiscal 1999, a decline of $530,000 or 22%. This decline is mainly attributable to a decline in sales of Gel products to OEMs.

System sales represented 21% of total sales for fiscal year 2000, a decrease from the prior year of $2.8 million or 18%. The decreased revenue was due to the slower than anticipated transition of the older MultiComputer products, SuperCards, to the new Series 2000 products. The other factor effecting the revenue growth has been the extended defense industry deployment incubation periods that are not anticipated to change in the near future. The CSPI SuperCard and Series 2000 product lines accounted for 31% and 44% of system sales, respectively, for fiscal 2000 compared to 28% and 44%, respectively, for the prior year. The MultiComputer Division introduced its newest product, a Linux based FastCluster™ system. The system was designed to meet the high performance computing requirements of mission critical military application and highly scalable data mining applications. FastCluster™ is powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. MODCOMP continues to ship its real-time process control classic product line to existing customers, which represented 22% of fiscal 2000 system sales compared to 22% for the prior year.

Sales for System and Service Integration represented 73% of total sales for fiscal year 2000, an increase from the prior year of $12.6 million or 38%. This increase is primarily due to additional systems sales by MODCOMP Germany in the telecommunications market.

E-commerce software sales increased 129% although it represented 3% of total sales for fiscal year 2000. This segment's growth has centered on MODCOMP's ViewMax® Web-to-Host software and WAP66™ wireless access protocol portal server products.

Other software sales represented 3% of total sales for fiscal year 2000, a decrease from the prior year of $530,000 or 22%. The other software sales are primarily from Scanalytics. The decrease was related to the decline in the older Gel products and larger imaging systems. The software sales showed improvement in the fourth quarter of fiscal 2000.

European sales account for 71% of total sales for fiscal 2000 compared to 56% for the prior year. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom. The increase from the prior year was primarily due to the large outsourcing orders in Germany in fiscal year 2000. Historically, 80% of MODCOMP's revenues have come from the international market.

The following table details the Company's sales by geographic region for fiscal years 2000, 1999 and 1998:

	Year Ended August
	2000		1999		1998

Europe	$43,882	71%	$28,692	56%	$40,594	64%
North America	16,234	26%	18,632	36%	21,245	33%
Far East	1,690	3%	4,347	8%	1,515	3%
Other	215	-%	24	-%	114	-%
	$62,021	100%	$51,695	100%	$63,468	100%

Cost of Sales

Cost of sales as a percentage of revenue increased to 72% compared to 62% for the prior year. The increase in cost of sales resulted primarily from the significant revenue growth in the system and service integration segment that has higher costs due to the large component of third party products. The shift of revenue from the Systems, E-commerce and Other Software segments, which have significantly lower costs than the System and Service Integration, results in the increased cost of sales.

The following table details the Company's sales, cost of sales and gross margin by operating segment for fiscal years 2000 and 1999 (amounts in thousands):
	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
2000
Sales	$12,772	$45,597	$1,810	$1,842	$62,021
Cost of sales	4,907	38,304	781	507	44,499

Gross margin $	7,865	7,293	1,029	1,335	17,522
Gross margin %	62%	16%	57%	73%	28%

Cost of sales as % of sales	38%	84%	43%	27%	72%

1999
Sales	$15,555	$32,978	$790	$2,372	$51,695
Cost of sales	6,447	24,725	375	528	32,075

Gross margin $	9,108	8,253	415	1,844	19,620
Gross margin %	59%	25%	52%	78%	38%

Cost of sales as % of sales	41%	75%	48%	22%	62%

1998
Sales	$17,199	$43,952	--	$2,317	$63,468
Cost of sales	8,007	34,216	--	624	42,847

Gross margin $	9,192	9,736	--	1,693	20,621
Gross margin %	53%	22%	--	73%	32%

Cost of sales as % of sales	47%	78%	--	27%	68%

Engineering and Development

Engineering and development expenses decreased 4% from $4.2 million for fiscal 1999 to $4.0 million for fiscal 2000. Engineering and development decrease was due to staff reductions at the MultiComputer Division and Scanalytics. CSP MultiComputer Division expense accounted for 54% of the total expense for fiscal year 2000 compared to 57% for the prior year. This decrease is mainly attributed to a decline in engineering and development personnel due to attrition. MODCOMP and Scanalytics accounted for 35% and 11%, respectively, of total engineering and development expense for fiscal 2000 compared to 30% and 13% for the prior year. MODCOMP's increase is mainly due to increased development efforts of the WAP66™ and ViewMax® product offerings.

The following table details engineering and development expenses by operating segment and subsidiary for fiscal years 2000, 1999 and 1998 (amounts in thousands):
		(Amounts in thousands)
		% of		% of		% of
Engineering & Development Expense:	2000	Total	1999	Total	1998	Total

By Operating Segment:
Systems	$2,226	55%	$2,486	59%	$2,463	60%
System and Service Integration	547	14%	1,131	27%	1,284	32%
E-Commerce Software	811	20%	27	1%	--	--
Other Software	447	11%	555	13%	325	8%
Total	$4,031	100%	$4,199	100%	$4,072	100%

By Subsidiary:
MODCOMP, Inc.	$1,391	35%	$1,258	30%	$1,450	36%
CSP MultiComputer Division	2,193	54%	2,386	57%	2,297	56%
Scanalytics, Inc.	447	11%	555	13%	325	8%
Total	$4,031	100%	$4,199	100%	$4,072	100%

Selling, General and Administrative

Selling, general and administrative expense decreased $780,000 or 6% to $12.3 million for fiscal year 2000 compared to $13.1 million for fiscal year 1999.

The following table sets forth selling, general and administrative expense, net of restructuring charges, by Company subsidiary:
		% of		% of		% of
S, G & A expense	2000	Total	1999	Total	1998	Total

MODCOMP	$7,047	57%	$7,480	57%	7,741	55%
CSP MultiComputer Division	4,221	34%	4,200	32%	5,040	35%
Scanalytics	1,052	9%	1,420	11%	1,394	10%
Total	$12,320	100%	$13,100	100%	$14,175	100%

MODCOMP's selling, general and administrative expense for fiscal 2000 decreased $433,000 or 6% from the prior year. This decline is mainly attributable to staff reductions in the administration and sales departments.

CSP MultiComputer division selling, general and administrative expense for fiscal 2000 remained fairly consistent with the prior year. MultiComputer division expense decreased approximately $100,000 due to a reduction in sales commissions related to lower sales revenue and approximately $54,000 due to a decline in retirement plan expense. These decreases were offset by an increase in outside consulting expense related to the international tax restructure of approximately $180,000.

Scanalytics selling, general and administrative expense for fiscal 2000 decreased $368,000 or 26% from the prior year. This decline is mainly attributable to a decrease in sales commissions due to lower sales revenue and a decrease in labor expense due to a reduction in headcount.

Restructuring Expense

In April 2000, 1999 and 1998 MODCOMP had a reduction of 2, 15 and 20 individuals, respectively, in its domestic workforce. The expenses related to the actions were approximately $64,000, $310,000 and $168,000 for severance costs, respectively.

Other Income/Expenses

Other income/expenses, exclusive of the loss on disposal of French operation, increased by approximately $189,000 from the prior year. Investment income for the Company increased by approximately $85,000 or 18% due to an increased interest rate on short-term investments. In addition, realized gains on investments sold increased approximately $76,000 or 58%.

In July 2000, the Company sold substantially all of the assets and transferred the personnel of MODCOMP's French subsidiary to France-based-Eurilogic. A loss on disposal of French operation of $240,000 was recognized as other expense in fiscal year 2000. The decision to sell the assets and transfer its personnel was based on the fact that the French legacy business no longer represented a good strategic fit with CSPI and had incurred a loss. The sale allowed CSPI to exit the business without incurring restructuring costs that could have exceeded $2 million.

The Company had a high effective tax rate of 60%, which is above the normal US statutory rate. This was primarily due to the large portion of foreign-based revenue and profits from Germany, which has high statutory tax rates as well as the inability to deduct any of the loss on the disposal of the French operation. The Company will continue to review strategies with its advisors to reduce our effective rate.

Results of Operations - 1999 Compared to 1998

Revenue

In fiscal 1999, the Company's sales decreased to $51.7 million due primarily to a decline in outsourcing sales by MODCOMP's German subsidiary. MODCOMP accounted for 71% of total revenue for fiscal 1999 compared to 78% for fiscal 1998. CSP MultiComputer Division (CSPI) products accounted for 24% and 18% and Scanalytics revenues accounted for 5% and 4% of the total of total revenues for fiscal 1999 and 1998.

Sales for systems integration and services represented $33.0 million or 64% of product sales for the fiscal year. This represents a 25% decline from the prior year. This decline is mainly attributable to two large systems integration orders shipped by MODCOMP's German subsidiary in fiscal year 1998. Service revenues increased by $774,000 as compared to the prior year. The increase mainly in France and Germany where some current year projects offset the normal erosion of legacy service revenue.

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

E-Commerce software sales represented 1% of total revenue for fiscal year 1999. There were no sales of E-Commerce software in the prior year.

Other software sales represented 5% of total sales for fiscal year 1999, an increase of approximately 2% from the prior year.

European sales account for 56% of total revenue for fiscal year 1999. The decline from the prior year, 64% of total sales, was primarily due to the large outsourcing orders in Germany in fiscal 1998. North American sales accounted for 36% of total sales. International sales for CSPI products increased during the past years due to the shipment of the largest computer system ever built by CSPI to an international defense customer integrator in Asia. This system represented approximately 5% of sales for the year.

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

Operating Expenses

Engineering and development expenditures were $4.2 million for fiscal 1999 compared to $4.1 million for fiscal 1998. This represents an approximate 3% increase over the prior year. The major portion of the engineering and development expenses was for CSPI, representing 57% of the total expense. The increase was primarily due to additional outside service, consulting and labor expense for work on the SERIES 2000 products. This increase was offset by a decline in depreciation expense. MODCOMP's engineering and development expenses represented 30% of total engineering and development expenses, which was a decrease of 12%. The major portion of the decrease was from reductions in staff at MODCOMP's U.S. operation. However, the addition of three individuals to the ViewMax development team offset 4% of the total reduction. Scanalytics expenses represented 13% of the total expense. The majority of this increase was due to the addition of two technical staff in fiscal 1999.

Sales, general and administrative expenses were $13.1 million for fiscal year 1999 compared to $14.2 million for the prior year. This represents a decline of approximately 8% from the prior year. CSPI's expenses accounted for 33% of the total which was a decrease of 15%. A major portion of this decrease relates to a reduction of bonus expense for the management team, a decline in depreciation expense and lower expense for company owned life insurance policies related in part to the increase in the cash surrender value of the policies. MODCOMP's expenses accounted for 57% of the total. This decrease is mainly in general and administrative expense reductions from the restructuring in March 1999 which was offset by increased sales and marketing efforts. MODCOMP sales and marketing increased by approximately 7% from the prior year. The majority of this increase relates to MODCOMP France's acquisition of Altis business early in the fiscal year. MODCOMP general and administrative expenses decreased approximately 40% from the prior year. This decrease is mainly attributable to staff reductions of 15 and 20 employees in MODCOMP's U.S. operation in fiscal years 1999 and 1998, respectively.

Other Income/Expenses

Other income/expenses increased by approximately $142,000 from the prior year. Investment income for the Company decreased by approximately $99,000 or 17% due to the low interest rate on short-term investments. The company had an increase in realized gains on investments sold which represented 21% of the total and there was also a decline in other expense. In fiscal year 1998, there was a full year of other expenses for MODCOMP, approximately $270,000. The Company continued to invest a larger percentage of its cash in short-term non-taxable and taxable instruments, which have lower rates of return on a pre-tax basis than our investments in prior years.

The Company had a high effective tax rate of 52%, which is above the normal US statutory rate. This was primarily due to the large portion of foreign-based revenue and profits form France and Germany, which have high statutory tax rates. The Company will continue to review strategies with its advisors to reduce our effective rate.

Liquidity and Capital Resources

Working capital at August 31, 2000 decreased to $21.6 million compared to $23.5 million at August 27, 1999. Approximately $2.0 million of the decrease in working capital relates to the cash and short-term investments used to make the investment in VerticalBuyer which is classified as a long-term investment. In addition, MODCOMP's other current assets decreased approximately $745,000. This relates to the sale of the assets of the French operation. These decreases are offset by an increase in income taxes payable of approximately $766,000.

The Company's consolidated capital expenditures were $805,000, $1,106,000 and $698,000 during fiscal years 2000, 1999 and 1998, respectively.

Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2000, 1999 or 1998. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

The Company has reviewed both its internal computer systems and its products that could have been affected by the "Year 2000" issue and has updated some systems and a few products that were affected. With the modification to existing software and conversion to new software, the "Year 2000" issues related to internal computer systems and products did not cause any significant operational or computer problems. Furthermore, the cost of implementing these solutions has been fully expensed in the current fiscal year and management believes that any affect on future financial position or results of operations will not be material.

CSP INC. AND SUBSIDIARIES

Selected Financial Data

(Amounts in thousands, except per share data)

	Fiscal Year Ended August
	2000	1999	1998	1997	1996
Operating Statement Data:
Sales	$62,021	$51,695	$63,468	$19,540	$16,520
Costs and expenses	60,914	49,684	61,262	21,590	17,169
Operating income (loss)	1,107	2,011	2,206	(2,050)	(649)
Other income	561	612	470	885	886
Income (loss) before taxes	1,668	2,623	2,676	(1,165)	237
Provision (benefit) for income taxes	993	1,364	1,314	(444)	129
Net income (loss)	$675	$1,259	$1,362	($721)	$108

Net income (loss) per share - basic	$0.19	$0.35	$0.38	($0.20)	$0.03
Weighted average number of shares - basic	3,572	3,597	3,592	3,571	3,549
Net income (loss) per share - diluted	$0.18	$0.35	$0.37	($0.20)	$0.03
Weighted average number of shares - diluted	3,663	3,641	3,674	3,571	3,594

Balance Sheet Data:
Cash and investments	$15,544	$14,265	$13,697	$10,150	$17,218
Working capital	21,609	23,469	21,622	18,636	21,216
Total assets	37,056	37,113	37,677	35,224	29,699
Long term obligations	3,608	3,573	3,363	3,282	2,093
Total liabilities	9,610	9,748	11,137	9,978	3,732
Retained earnings	19,962	19,287	18,028	16,666	17,387
Shareholders' equity	27,446	27,365	26,540	25,246	25,967

CSP INC. AND SUBSIDIARIES

Results of Operations

(Amounts in thousands, except percentage information)

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales		Period to Period
	Fiscal year ended August		Dollar changes
	2000	1999	1998	2000 compared to 1999	1999 compared to 1998

Sales	100.0%	100.0%	100.0%	$10,326	($11,773)
Costs and expenses:
Cost of sales	71.7%	62.1%	67.5%	12,424	(10,772)
Engineering and development	6.5%	8.1%	6.4%	(168)	127
Selling, general and administrative	19.9%	25.3%	22.3%	(780)	(1,075)
Restructuring	0.1%	0.6%	0.3%	(246)	142
Total costs and expenses	98.2%	96.1%	96.5%	11,230	(11,578)
Operating income	1.8%	3.9%	3.5%	(904)	(195)
Other income	.9%	1.2%	0.7%	(51)	142
Income before taxes	2.7%	5.1%	4.2%	(955)	(53)
Provision for income taxes	1.6%	2.6%	2.1%	(371)	50
Net income	1.1%	2.5%	2.1%	($584)	($103)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

Under date of October 23, 2000 we reported on the consolidated balance sheets of CSP Inc. and subsidiaries as of August 31, 2000 and August 27, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a) 2 of this form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

October 23, 2000

Boston, Massachusetts

SCHEDULE II

CSP INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For The Fiscal Years Ended August 2000, 1999 and 1998

(Dollars in thousands)

Allowance for Doubtful Accounts

Balance August 29, 1997	257
Additions charged to costs and expenses	--
Additions charged to other accounts	102
Balance August 28, 1998	359
Additions charged to costs and expenses	36
Additions charged to other accounts	--
Balance August 27, 1999	395
Additions charged to costs and expenses	14
Additions charged to other accounts	--
Balance August 31, 2000	$409

EXHIBIT 11

CSP INC. AND SUBSIDIARIES

BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION

(Dollars and shares in thousands, except per share amounts)

	Fiscal Years Ended August
	2000	1999	1998

Net income per common share - basic:
Net income	$675	$1,259	$1,362
Weighted average common shares outstanding	3,572	3,597	3,592
Net income per common share - basic	$0.19	$0.35	$0.38

Net income per common share - diluted:
Net income	$675	$1,259	$1,362
Weighted average common shares outstanding	3,572	3,597	3,592
Add: net additional common shares upon exercise of stock options	91	44	82
Weighted average common shares outstanding - dilutive	3,663	3,641	3,674
Net income per common share - diluted	$0.18	$0.35	$0.37

EXHIBIT 22.1

SUBSIDIARIES OF THE REGISTRANT

Each of the below listed subsidiaries is 100% directly or indirectly owned by CSP Inc. except as otherwise indicated, and all are included in the consolidated financial statements.

Name of Subsidiary	State or other jurisdiction of incorporation/ organization

CSP Inc.	Massachusetts
40 Linnell Circle
Billerica, MA 01821-3901

CSP Inc. Securities Corp.	Massachusetts
40 Linnell Circle
Billerica, MA 01821-3901

CSP Inc. Foreign Sales Corp., Ltd.	U.S. Virgin Islands
40 Linnell Circle
Billerica, MA 01821-3901

Scanalytics, Inc.	Delaware
8550 Lee Highway, Suite 400
Fairfax, VA 22031-1515

MODCOMP, Inc	Florida
1650 West McNab Road
Ft. Lauderdale, FL 33309

EXHIBIT 23.0

CONSENT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of CSP Inc. Inc. and Subsidiaries:

We consent to incorporation by reference in the registration statements (Nos. 2-79414 and 33-11815) on Form S-8 of CSP Inc. our report dated October 23, 2000, relating to the consolidated balance sheets of CSP Inc. and Subsidiaries as of August 31, 2000 and August 27, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows and related schedule for each of the years in the three-year period ended August 31, 2000, which reports appear or are incorporated by reference in the August 31, 2000 report on Form 10-K of CSP Inc.

KPMG LLP

Boston, Massachusetts

November 27, 2000

EXHIBIT 27.0

CSP INC. AND SUBSIDIARIES

FINANCIAL DATA SCHEDULE

(Dollars in thousands, except per share amounts)

This schedule contains summary financial information extracted from the Company's Consolidated Balance Sheets as of August 31, 2000 and August 27, 1999 and Consolidated Statement of Operations for the twelve month periods ended August 31, 2000 and August 27, 1999, and is qualified in its entirety by reference to such financial statements.

Period-Type	12 Mos	12 Mos
Fiscal Year End	AUG-31-2000	AUG-27-1999
Period Start	AUG-28-1999	AUG-29-1998
Period End	AUG-31-2000	AUG-27-1999
Cash	3,923	3,749
Securities	11,621	10,516
Receivables	7,250	7,790
Allowances	409	395
Inventory	5,793	5,805
Current-Assets	27,611	29,644
PP&E	9,739	10,640
Accumulated Depreciation	6,538	7,143
Total-Assets	37,056	37,113
Current-Liabilities	6,002	6,175
Bonds	--	--
Preferred-Mandatory	--	--
Preferred	--	--
Common	41	40
Other-SE	27,405	27,325
Total-Liability-and-Equity	37,056	37,113
Sales	62,021	51,695
Total-Revenues	62,021	51,695
CGS	44,499	32,075
Total-Costs	60,914	49,684
Other-Expenses(Income)	(561)	(612)
Loss-Provision	--	--
Interest-Expense	89	40
Income-Pretax	1,668	2,623
Income-Tax	993	1,364
Income-Continuing	675	1,259
Discontinued	--	--
Extraordinary	--	--
Changes	--	--
Net-Income	675	1,259
EPS-Primary	.19	.35
EPS-Diluted	.18	.35