Form 10-Q
period 2000-11-30
CSP INC /MA/
filed 2001-01-16
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                                  ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            November 30, 2000

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to

Commission File Number:                 0-10843

                                                                       CSP Inc.
                              (Exact name of registrant as specified in its charter)

                             Massachusetts                                                            04-2441294
                  (State or other jurisdiction of                                               (I.R.S. Employer
                  incorporation or organization)                                              Identification No.)

                 43 Manning Road, Billerica, Massachusetts                               01821-3901
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

                                Class                                                               Outstanding January 10, 2001
           Common Stock, $.01 par value                                                 3,514,906 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	16
Item 6.	Exhibits & Reports on Form 8-K	16

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	November 30,	August 31,
	2000	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$918	$3,923
Short-term investments	11,680	9,150
Accounts receivable, net	5,467	6,841
Inventories	6,019	5,793
Deferred income taxes	1,104	1,104
Property held for disposal	1,744	--
Other current assets	892	800
Total current assets	27,824	27,611

Property, equipment and improvements, net	1,311	3,201
Other assets:
Long-term investments	1,755	2,471
Land held for future development	163	163
Deferred income taxes	1,122	1,122
Goodwill, net	892	939
Other assets	1,600	1,549
Total other assets	5,532	6,244

Total assets	$34,667	$37,056

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,982	$5,189
Income taxes payable	619	813
Total current liabilities	4,601	6,002
Deferred compensation and retirement plans	3,747	3,608
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,078
and 4,069 shares	41	41
Additional paid-in capital	11,215	11,070
Retained earnings	19,032	19,962
Accumulated other comprehensive income	(1,235)	(1,079)
	29,053	29,994
Less treasury stock, at cost, 533 and 491 shares	2,734	2,548
Total shareholders' equity	26,319	27,446
Total liabilities and shareholders' equity	$34,667	$37,056

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                                               /-----------For the three months ended--------/

	November 30,	November 30,
	2000	1999
Sales:
Systems	$2,571	$2,259
Service and system integration	7,758	12,625
E-Commerce software	617	407
Other software	476	443
Total sales	11,422	15,734

Cost of Sales:
Systems	1,201	1,105
Service and system integration	6,611	10,760
E-Commerce software	208	161
Other software	142	163
Total cost of sales	8,162	12,189
Gross profit	3,260	3,545

Operating expenses:
Engineering and development	1,074	1,093
Selling, general & administration	2,320	3,189
Total operating expenses	3,394	4,282

Operating loss	(134)	(737)

Other income(expense):
Loss on disposal of French operation	(327)	--
Other income	79	78
Total other income (expense), net	(248)	78

Loss before income taxes	(382)	(659)

Income tax benefit	170	329

Net loss	($212)	($330)

Net loss per share - basic	($0.06)	($0.09)
Weighted average shares outstanding - basic	3,569	3,566

Net loss per share - diluted	($0.06)	($0.09)
Weighted average shares outstanding - diluted	3,569	3,566

See accompanying notes to consolidated financial statements.

                                                             CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                                                  (Amounts in thousands)
                                                                           (Unaudited)

                                                                                               /-----------For the three months ended--------/

	November 30,	November 30,
	2000	1999

Net loss	($212)	($330)

Other comprehensive income (loss):
Foreign exchange translation	(112)	(98)
Unrealized gain (loss) on investments	(44)	74

Comprehensive loss	($368)	($354)

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                              /----------For the three months ended---------/

	November 30,	November 30,
	2000	1999
Cash flows from operating activities:
Net loss	($212)	($330)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	255	346
Disposal of fixed assets	227	--
Deferred compensation and retirement plans	139	(16)
Deferred income taxes		--
Other	(51)	(63)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	1,374	(2,384)
(Increase) in refundable income taxes	--	(565)
(Increase) decrease in inventories	(226)	117
(Increase) decrease in other current assets	(92)	37
Increase (decrease) in accounts payable and accrued expenses	(1,207)	2,189
(Decrease) in income taxes payable	(194)	(47)
Net cash provided by (used) in operating activities	13	(716)

Cash flows from investing activities:
Purchases of available-for-sale securities	(78)	(79)
Purchases of held-to-maturity securities	(10,311)	(8,742)
Sales of available-for-sale securities	132	47
Maturities of held-to-maturity securities	7,681	8,874
Property, equipment and improvements	(289)	(111)
Net cash used in investing activities	(2,865)	(11)

Cash flows from financing activities:
Proceeds from stock options	37	28
Income tax benefit related to exercise of stock options	102	--
Proceeds from issuance of shares under employee
stock purchase plan	6	8
Purchase of treasury stock	(186)	(173)
Net cash used in financing activities	(41)	(137)
Effects of exchange rate on cash	(112)	(24)
Net decrease in cash	(3,005)	(888)
Cash and cash equivalents, beginning of period	3,923	3,749
Cash and cash equivalents, end of period	$918	$2,861

Supplementary cash flow information:
Cash paid for income taxes	$192	$293
Cash paid for interest	$ --	$17

See accompanying notes to consolidated financial statements.

                                                       CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

  Reclassifications:

  Certain reclassifications were made to the 2000 financial statements to conform to the 2001 presentation.

  Inventories:

  Inventories consist of the following (in thousands):

	November 30,	August 31,
	2000	2000

Raw materials	$2,635	$2,340
Work in process	792	732
Finished goods	2,592	2,721

Total	$6,019	$5,793

  Stock Repurchase:

  On October 9, 1986 the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995 the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999 the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At November 30, 2000, the Company has repurchased 533,175 or 72% of the total shares authorized to be purchased.

  Earnings Per Share Reconciliation

  The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                                      /--------Three Months Ended------/
	November 30,	November 30,
(In thousands, except per share amounts)	2000	1999

Basic net loss	($212)	($330)

Weighted average number of shares outstanding - basic	3,569	3,566
Incremental shares from the assumed exercise of stock options	--	--
Weighted average number of shares outstanding - dilutive	3,569	3,566

Net loss per share - basic	($0.06)	($0.09)
Net loss per share - diluted	($0.06)	($0.09)

  Stock options amounting to 2,078 at November 30, 2000 have been excluded from the diluted calculation since the inclusions would be anti-dilutive.

  Accumulated Other Comprehensive Income:

  The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                   (Amounts in thousands)
	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	on	Translation	Comprehensive
	investments	Adjustment	Income

Balance August 27, 1999	$168	($624)	($456)
Change in period	74	(98)	(24)
Balance November 30, 1999	$242	($722)	($480)

Balance August 31, 2000	135	(1,214)	(1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	$91	($1,326)	($1,235)

  Segment Information:

The following table presents certain operating segment information (Amounts in thousands).

		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 11/30/00
Net Sales	$2,571	$7,758	$617	$476	$11,422
Profit(loss) from operations	(182)	234	(160)	(26)	(134)
Identifiable assets	21,783	10,444	866	1,574	34,667
Capital expenditures	241	39	3	6	289
Depreciation	120	74	6	8	208

Quarter Ended 11/30/99
Net Sales	$2,259	$12,625	$407	$443	$15,734
Profit(loss) from operations	(468)	549	(594)	(224)	(737)
Identifiable assets	21,231	15,099	770	1,648	38,748
Capital expenditures	62	30	1	18	111
Depreciation	197	76	2	9	284

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

In calculating profit from operations for individual operating segments, sales and administration expenses incurred at the operating level for CSP and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

7. Sale of French Operation:

In November 2000, the Company sold the remaining assets of MODCOMP's France subsidiary to Eurilogic and incurred additional expenses for the disposal of assets, primarily leasehold improvements and severance costs totaling $327,000. The Company has sublet the space but remains contingently liable for the remaining lease obligations which extend through March 10, 2005. Aggregate lease obligations approximate $1.1 million.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

         A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 17 and 18).

        The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Results of Operations - 2001 Compared to 2000

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

        The following table details the Company's sales by operating segment for the three months ended November 30, 2000 and 1999.
	November 30,	% of	November 30,	% of
Sales Revenue:	2000	Total	1999	Total

Operating Segment:
Systems	$2,571	23%	$2,259	14%
System and Service Integration	7,758	68%	12,625	80%
E-Commerce Software	617	5%	407	3%
Other Software	476	4%	443	3%
Total	$11,422	100%	$15,734	100%

        The Company reported net sales of $11.4 million for the quarter ended November 30, 2000 compared to $15.7 million for the same period of fiscal 2000. This represented a decrease of 27% or $4.3 million. The reduction in revenue was due to the following factors: sale of MODCOMP France which represents 44% or $1.9 million, the decline in foreign currency exchange rates versus the U.S. dollar which represents 34% or $1.5 million, and a reduction in system and service integration sales which represents the balance compared to the last fiscal year. MODCOMP reported net sales of $9.2 million for the first quarter of fiscal year 2001 compared to $13.8 million for the first quarter of fiscal 2000. This represented a decrease of $4.6 million or 33%.

        System sales represented 23% of total sales for the quarter ended November 30, 2000, which increased by 14%. The increased system sales was due to the continued success of the 2000 series products. The Company sold a number of development systems during the quarter. The extended deployment incubation periods for the defense industry has not changed. The CSPI SuperCard and Series 2000 product lines accounted for 14% and 52% of system sales, respectively, for the quarter ended November 30, 2000 compared to 47% and 19%, respectively, for the prior comparable quarter. The MultiComputer Division introduced its newest product, a Linux based FastCluster™ system. The system was designed to meet the high performance computing requirements of mission critical military application and highly scalable data mining applications. FastCluster™ is powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. MODCOMP continues to ship its real-time process control classic product line to existing customers, which represented 32% of the current quarter system sales compared to 33% for the prior comparable quarter.

        Sales for System and Service Integration represented 68% of total sales for the quarter ended November 30, 2000, a decrease from the prior comparable quarter of $4.9 million or 39%. This decrease was due to three factors: a large system sales by MODCOMP Germany in the telecommunications market in the quarter ended November 30, 1999, the change in foreign currency rates which represented 29% of the reduction, and the erosion of the MODCOMP service business due to customers switching MODCOMP products to newer technologies.

        E-commerce software sales increased 52% although it represented 5% of total sales for the quarter ended November 30, 2000 compared to 3% for the prior comparable quarter. This segment's growth has centered on MODCOMP's ViewMax® Web-to-Host software and WAP66™ wireless access protocol portal server products. During the quarter MODCOMP had sales successes at Cornell University which selected ViewMax to provide purchasing department employees with web access to information stored on the university's mainframe system. MdinTouch chose ViewMax to provide physicians and other health professionals with secure and instant web access to time-critical patient information using desktop computers or handheld devices such as a WAP phone or Palm VII PDA.

        Other software sales represented 4% of total sales for the three months ended November 30, 2000. Sales revenue increased from the prior comparable quarter by 7%. The other software sales are primarily from Scanalytics.

        European sales account for 67% of total sales for fiscal 2000 compared to 77% for the prior year. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the large outsourcing orders in Germany in fiscal year 2000.

        The following table details the Company's sales by geographic region for the three months ended November 30, 2000 and 1999:

	Quarter Ended November 30,
	2000		1999

Europe	$7,640	67%	$12,131	77%
North America	3,692	32%	3,454	22%
Far East	90	1%	149	1%
Totals	$11,422	100%	$15,734	100%

Cost of Sales

        Cost of sales as a percentage of revenue decreased to 71% for the three months ended November 30, 2000 compared to 77% for the prior comparable quarter. The decrease in cost of sales resulted primarily from the significant revenue decline in the system and service integration segment that has higher costs due to the large component of third party products.

        The following table details the Company's sales and gross margin by operating segment for the quarters ended November 30, 2000 and 1999 (amounts in thousands):
	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 11/30/00
Sales	$2,571	$7,758	$617	$476	$11,422
Cost of sales	1,201	6,611	208	142	8,162

Gross margin $	1,370	1,147	409	334	3,260
Gross margin %	53%	15%	66%	70%	29%

Qtr Ended 11/30/99
Sales	$2,259	$12,625	$407	$443	$15,734
Cost of sales	1,105	10,760	161	163	12,189

Gross margin $	1,154	1,865	246	280	3,545
Gross margin %	51%	15%	60%	63%	23%

Engineering and Development

        Engineering and development expenses decreased 2% for the three months ended November 30, 2000 compared to the same period of fiscal 2000. Engineering and development decrease was primarily due to staff reductions at Scanalytics. CSP MultiComputer Division expense accounted for 49% of the total expense for the quarter ended November 30, 2000 compared to 47% for the prior comparable quarter. MODCOMP and Scanalytics accounted for 42% and 9%, respectively, of total engineering and development expense for the quarter ended November 20, 2000 compared to 40% and 13% for the prior comparable quarter of fiscal 2000.

The following table details engineering and development expenses by operating segment and subsidiary for the quarters ended November 30, 2000 and 1999 (amounts in thousands):

	Nov. 30	% of	Nov. 30	% of
Engineering & Development Expense:	2000	Total	1999	Total

By Operating Segment:
Systems	$562	52%	$526	48%
System and Service Integration	308	29%	197	18%
E-Commerce Software	106	10%	232	21%
Other Software	98	9%	138	13%
Total	$1,074	100%	$1,093	100%

By Subsidiary:
MODCOMP, Inc.	$447	42%	$440	40%
CSP MultiComputer Division	528	49%	515	47%
Scanalytics, Inc.	99	9%	138	13%
Total	$1,074	100%	$1,093	100%

Selling, General and Administrative

        Selling, general and administrative expense decreased $869,000 or 27% to $2.3 million for the quarter ended November 30, 2000 compared to $3.2 million for quarter ended November 30, 1999.

        The following table sets forth selling, general and administrative expense by Company subsidiary for the three months ended November 30, 2000 and 1999:
	Nov. 30	% of	Nov. 30	% of
S, G & A expense	2000	Total	1999	Total

MODCOMP	$1,128	49%	$1,794	57%
CSP MultiComputer Division	931	40%	1,030	32%
Scanalytics	261	11%	365	11%
Total	$2,320	100%	$3,189	100%

        MODCOMP's selling, general and administrative expense for the three months ended November 30, 2000 decreased $666,000 or 37% from the prior year. Approximately $358,000 of this decline is attributable to the disposal of the French operation. MODCOMP France's selling, general and administrative expense for the three months ended November 30, 2000 was $33,000 compared to $391,000 for the same period of fiscal year 2000. In addition MODCOMP Germany's selling, general and administrative expenses for the three months ended November 30, 2000 declined approximately $109,000 or 25% from the prior comparable quarter. MODCOMP America's expense for the three month period ended November 30, 2000 declined $135,000 or 19% which was due to reductions in personnel.

        CSP MultiComputer division selling, general and administrative expense for the three months ended November 30, 2000 decreased $99,000 or 10% from the prior comparable quarter. Approximately $60,000 of this decrease is due to a reduction in labor expenses related to attrition. Approximately $42,000 of the decrease is due to a decline in outside consulting fees related to the restructure of the MODCOMP foreign operation completed in fiscal year 2000.

        Scanalytics selling, general and administrative expense for the three months ended November 30, 2000 decreased $104,000 or 28% from the prior year. This decline is mainly attributable to a decrease in labor expense due to a reduction in headcount.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation, remained fairly consistent with the prior comparable quarter of fiscal year 2000.

        In July 2000, the Company sold substantially all of the assets and transferred the personnel of MODCOMP's French subsidiary to France-based-Eurilogic. A loss on disposal of French operation of $240,000 was recognized as other expense in the fourth quarter of fiscal year 2000. In November 2000, the Company sold the remaining assets of the French operation to Eurilogic and incurred additional expenses for the disposal of assets, primarily leasehold improvements and severance costs of $327,000 for the period ended November 30, 2000. The decision to sell the assets and transfer its personnel was based on the fact that the French legacy business no longer represented a good strategic fit with CSPI and had incurred a loss. The sale allowed CSPI to exit the business without incurring restructuring costs that could have exceeded $2 million.

        The Company has an effective tax rate of 45%. The Company's effective tax rate has declined from 60% for last fiscal year, due in part to the reduction in the Germany statutory rate and MODCOMP's reorganization.

Liquidity and Capital Resources

        Working capital at November 30, 2000 increased to $23.2 million compared to $21.6 million at August 31, 2000.

        The Company's consolidated capital expenditures were $289,000 for the three months ended November 30, 2000 compared to $111,000 in the prior comparable quarter. The majority of the expenditures for the current quarter relate to leasehold improvements at the new corporate facility.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended November 30, 2000 or 1999. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

             The Company held its Annual meeting of Stockholders on Tuesday, January 9, 2001. The following matter was approved by the shareholders:

1)   J. David Lyons was elected as Class II director for a term of three years.

            The following matter was not approved by the shareholders:

2)   Approval for the adoption of the 2000 Stock Option Plan was defeated by the shareholders, 483,104 in favor, 485,052 against and 1,865,133 either abstained or did not vote.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

    27.0 Financial Data Schedule

    Reports on Form 8-K

Form 8-K Other Events dated December 22, 2000

                                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: January 11, 2001                                         By: /s/ Alexander R. Lupinetti
                                                                                         Chief Executive Officer,
                                                                                         President and Chairman

Date: January 11, 2001                                         By: /s/ Gary W. Levine
                                                                                         Vice President of Finance,
                                                                                         Chief Financial Officer

                                                                                                                                        SCHEDULE I
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /-------------------For the three months ended-----------------------/
	November 30,		November 30,
	2000	%	1999	%

Sales	$11,422	100.0%	$15,734	100.0%

Cost of sales	8,162	71.5%	12,189	77.5%

Engineering and
development	1,074	9.4%	1,093	6.9%

Selling, general and
administrative	2,320	20.3%	3,189	20.3%

Total costs and
expenses	11,556	101.2%	16,471	104.7%

Operating loss	(134)	(1.2)%	(737)	(4.7)%

Other income (expense)	(248)	(2.2)%	78	0.5%

Loss before income taxes	(382)	(3.3)%	(659)	(4.2)%

Income tax benefit	(170)	(1.5)%	(329)	(2.1)%

Net loss	($212)	(1.9)%	($330)	(2.1)%

                                                                                                                                        SCHEDULE II
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                                     /--For the three months ended---/
                                              November 30, 2000 vs. November 30, 1999
	$	%
	Change	Change

Sales	($4,312)	(27.4)%

Cost of sales	(4,027)	(33.0)%

Engineering and
development	(19)	(1.7)%

Selling, general and
administrative	(869)	(27.2)%

Total costs and
expenses	(4,915)	(29.7)%

Operating loss	603	91.5%

Other income (expense)	(326)	(417.9)%

Loss before income taxes	277	42.0%

Income tax benefit	159	48.3%

Net loss	118	35.8%