Form 10-Q
period 2001-02-28
CSP INC /MA/
filed 2001-04-10
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            February 28, 2001

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to

Commission File Number:                 0-10843                      ;

                                                                       CSP Inc.
                              (Exact name of registrant as specified in its charter)

                             Massachusetts                                                            04-2441294
                  (State or other jurisdiction of                                               (I.R.S. Employer
                  incorporation or organization)                                              Identification No.)

                 43 Manning Road, Billerica, Massachusetts                               01821-3901
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

                                Class                                                               Outstanding April 10, 2001
           Common Stock, $.01 par value                                                 3, 512,906 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	19
Item 6.	Exhibits & Reports on Form 8-K	19

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	February 28,	August 31,
	2001	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,912	$3,923
Short-term investments	13,563	9,150
Accounts receivable, net	5,704	6,841
Inventories	7,300	5,793
Deferred income taxes	1,554	1,104
Other current assets	867	800
Total current assets	30,900	27,611

Property, equipment and improvements, net	1,501	3,201
Other assets:
Long-term investments	633	2,471
Land held for future development	--	163
Deferred income taxes	1,122	1,122
Goodwill, net	846	939
Other assets	1,549	1,549
Total other assets	4,150	6,244

Total assets	$36,551	$37,056

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,379	$5,189
Income taxes payable	919	813
Total current liabilities	6,298	6,002
Deferred compensation and retirement plans	3,813	3,608
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,078
and 4,069 shares	41	41
Additional paid-in capital	11,215	11,070
Retained earnings	19,647	19,962
Accumulated other comprehensive income	(1,602)	(1,079)
	29,301	29,994
Less treasury stock, at cost, 571 and 491 shares	2,861	2,548
Total shareholders' equity	26,440	27,446
Total liabilities and shareholders' equity	$36,551	$37,056

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                  /--For the three months ended--//-For the six months ended--/

	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000
Sales:
Systems	$2,213	$3,988	$4,784	$6,247
Service and system integration	6,073	13,264	13,831	25,889
E-Commerce software	619	480	1,236	887
Other software	447	628	923	1,071
Total sales	9,352	18,360	20,774	34,094

Cost of Sales:
Systems	1,066	1,522	2,267	2,627
Service and system integration	5,126	10,748	11,737	21,508
E-Commerce software	294	284	502	445
Other software	106	207	248	370
Total cost of sales	6,592	12,761	14,754	24,950
Gross profit	2,760	5,599	6,020	9,144

Operating expenses:
Engineering and development	892	957	1,966	2,050
Selling, general & administration	2,371	3,492	4,691	6,681
Total operating expenses	3,263	4,449	6,657	8,731

Operating profit (loss)	(503)	1,150	(637)	413

Other income(expense):
Loss on disposal of French operation	(12)	--	(339)	--
Gain on sale of property	1,545	--	1,545	--
Other income	78	64	157	142
Total other income (expense), net	1,611	64	1,363	142

Income before income taxes	1,108	1,214	726	555

Income tax expense	493	589	323	260

Net income	$615	$625	$403	$295

Net income per share - basic	$0.17	$0.18	$0.11	$0.08
Weighted average shares outstanding - basic	3,517	3,567	3,558	3,566

Net income per share - diluted	$0.17	$0.16	$0.11	$0.08
Weighted average shares outstanding - diluted	3,518	3,825	3,560	3,809

See accompanying notes to consolidated financial statements.

                                                             CSP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                                  (Amounts in thousands)
                                                                           (Unaudited)

                                                               /--For the three months ended--/ /--For the six months ended--/

	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

Net income	$615	$625	$403	$295

Other comprehensive income (loss):
Foreign exchange translation	307	(293)	195	(391)
Unrealized gain (loss) on investments, net	(674)	(21)	(718)	53

Comprehensive income (loss)	$248	$311	($120)	($43)

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                  /-For the three months--/  /--For the six months--/

                                                                                                 ended                                 ended
	February	February	February	February
	28, 2001	29, 2000	28, 2001	29, 2000
Cash flows from operating activities:
Net income	$615	$625	$403	$295
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization	262	334	517	680
Gain on sale of property, net	(1,545)	--	(1,318)	--
Deferred compensation and retirement plans	66	46	205	30
Other	51	42	--	(21)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(237)	(2,244)	1,137	(4,628)
(Increase) in inventories	(1,281)	(245)	(1,507)	(128)
(Increase) decrease in other current assets	25	235	(67)	272
Increase (decrease) in accounts payable
and accrued expenses	1,397	(162)	190	2,027
Increase in income taxes payable	300	1,033	106	421
Net cash provided by (used) in operating activities	(347)	(336)	(334)	(1,052)

Cash flows from investing activities:
Purchases of available-for-sale securities	(82)	(68)	(160)	(147)
Purchases of held-to-maturity securities	(16,112)	(19,622)	(26,423)	(28,364)
Sales of available-for-sale securities	85	98	217	145
Maturities of held-to-maturity securities	14,224	18,839	21,905	27,713
Proceeds from sale of property, net of expenses	3,097	--	3,097	--
Property, equipment and improvements	(51)	(285)	(340)	(396)
Net cash used in investing activities	1,161	(1,038)	(1,704)	(1,049)

Cash flows from financing activities:
Proceeds from stock options	--	184	37	184
Income tax benefit related to exercise of stock options	--	--	102	--
Proceeds from issuance of shares under employee
stock purchase plan	--	--	6	36
Purchase of treasury stock	(127)	(6)	(313)	(179)
Net cash provided by (used in) financing activities	(127)	178	(168)	41
Effects of exchange rate on cash	307	(314)	195	(338)
Net increase (decrease) in cash	994	(1,510)	(2,011)	(2,398)
Cash and cash equivalents, beginning of period	918	2,861	3,923	3,749
Cash and cash equivalents, end of period	$1,912	$1,351	$1,912	$1,351

Supplementary cash flow information:
Cash paid for income taxes	$302	$333	$494	$626
Cash paid for interest	$97	$ 63	$97	$80
Non-cash distribution of dividends	--	--	$718	--

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

1.   Basis of Presentation and Principles of Consolidation:

The Company's financial statements include of the accounts of its wholly owned subsidiaries which consist of CSP MultiComputer Division, MODCOMP Inc. and Scanalytics, Inc. CSP MultiComputer Division operations are included in the Systems segment. Scanaltyics Inc. operations are included in the Other Software segment. MODCOMP Inc. operations are included in each of the segments based on the nature of the activity performed by MODCOMP.

2.     Reclassifications:

Certain reclassifications were made to the 2000 financial statements to conform to the 2001 presentation.

3.     Revenue Recognition:

CSPI sells its software offerings and recognizes its revenue as follow:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position ("SOP") 97-2, as amended by SOP 98-9. The Company recognizes revenue from software license sales when all services, including customization and training, are delivered.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

The Company generally recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectiblity is probable. If collectibility is not considered probable, revenue is recognized when the fee becomes due and payable by the customer.

Revenue derived from consulting services rendered in connection with the integration of third party hardware and third party software is generally recognized when the services have been completed.

4.     Investments:

At February 28, 2001 and August 31, 2000, investments consisted of the following:
(Amounts in thousands)	Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 28, 2001
Marketable equity securities	--	$602	$89	--	$691
Bonds and municipal revenue notes	3/2/01-5/1/02	6,554	--	--	6,554
Money market funds and commercial paper	3/9/01-3/20/01	6,618	--	--	6.618
Investment in Vertical Buyer	--	1,282	--	(1,122)	160
U.S. treasury bills	8/15/02-2/15/08	173	--	--	173
Total		$15,229	$89	($1,122)	$14,196

August 31, 2000
Marketable equity securities	--	$659	$135	--	$794
Bonds and municipal revenue notes	12/1/00-5/1/02	4,473	--	--	4,473
Money market funds and commercial paper	9/8/00-10/3/00	4,183	--	--	4,183
Investment in Vertical Buyer	--	2,000	--	--	2,000
U.S. treasury bills	8/15/02-2/15/08	171	--	--	171
Total		$11,486	$135	--	$11,621

		Short-term	Long-term	Total
February 28, 2001
Held-to-maturity		$12,872	$473	$13,345
Available-for-sale		691	160	851
		$13,563	$633	$14,196

		Short-term	Long-term	Total
August 31, 2000
Held-to-maturity		$8,356	$2,471	$10,827
Available-for-sale		794	--	794
		$9,150	$2,471	$11,621

Net unrealized gains (losses) on available-for-sale investments are reported as a separate component of stockholders' equity until realized. Gross unrealized losses increased by $1,124,000 and $1,168,000 for the three and six-month periods ended February 28, 2001.

Assets of $876,000 and $925,000 at February 28, 2001 and August 31, 2000, respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table.

During fiscal year 2000, the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. On October 11, 2000, the Company distributed 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000. A total of 717,657 shares valued at $717,657 were distributed. The Company is accounting for this investment under the cost method based on its current ownership percentage.

5.    Inventories:

Inventories consist of the following (in thousands):

	February 28	August 31
	2001	2000

Raw materials	$2,796	$2,340
Work in process	1,666	732
Finished goods	2,838	2,721

Total	$7,300	$5,793

6.     Stock Repurchase:

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At February 28, 2001, the Company has repurchased 570,875 or 77% of the total shares authorized to be purchased.

7.     Earnings Per Share Reconciliation:

The reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the Company's reported net income is as follows:

                                                                          /--Three Months Ended---//---Six Months Ended-----/
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2001	2000	2001	2000

Basic net income	$615	$625	$403	$295

Weighted average number of shares outstanding
- basic	3,517	3,567	3,558	3,566
Incremental shares from the assumed exercise
of stock options	1	258	1	243
Weighted average number of shares outstanding
- dilutive	3,518	3,825	3,560	3,809

Net income per share - basic	$0.17	$0.18	$0.11	$0.08
Net income per share - diluted	$0.17	$0.16	$0.11	$0.08

Options to purchase 381,026 shares of common stock were outstanding during the three and six-month periods ended February 28, 2001, respectively, but were not included in the calculation of diluted net income per share because the option exercise price was greater than the average market price of the common shares during those periods.

8.     Accumulated Other Comprehensive Income:

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                 (Amounts in thousands)
	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	On	Translation	Comprehensive
	Investments	Adjustment	Income

Balance August 27, 1999	$168	($624)	($456)
Change in period	74	(98)	(24)
Balance November 30, 1999	242	(722)	(480)
Change in period	(21)	(293)	(314)
Balance February 29, 2000	$221	($1,015)	($794)

Balance August 31, 2000	$135	($1,214)	($1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	91	(1,326)	(1,235)
Change in period	(674)	307	(367)
Balance February 28, 2001	($583)	($1,019)	($1,602)

9.     Segment Information:

The following table presents certain operating segment information (Amounts in thousands).

		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total

Quarter Ended 2/28/01
Net Sales	$2,213	$6,073	$619	$447	$9,352
Profit(loss) from operations	(342)	81	(220)	(22)	(503)
Identifiable assets	22,115	11,310	1,111	1,565	36,101
Capital expenditures	33	16	2	--	51
Depreciation	95	104	10	7	216

Quarter Ended 2/29/00
Net Sales	$3,988	$13,264	$480	$628	$18,360
Profit(loss) from operations	486	1,183	(523)	4	1,150
Identifiable assets	21,720	15,436	556	1,877	39,589
Capital expenditures	66	212	7	--	285
Depreciation	180	82	3	7	272

Six Months Ended 2/28/01
Net Sales	$4,784	$13,831	$1,236	$923	$20,774
Profit(loss) from operations	(524)	315	(380)	(48)	(637)
Identifiable assets	22,115	11,310	1,111	1,565	36,101
Capital expenditures	274	55	5	6	340
Depreciation	215	178	16	15	424

Six Months Ended 2/29/00
Net Sales	$6,247	$25,889	$887	$1,071	$34,094
Profit(loss) from operations	19	1,731	(1,117)	(220)	413
Identifiable assets	21,720	15,436	556	1,877	39,589
Capital expenditures	128	243	8	17	396
Depreciation	377	158	5	17	557

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of loss on disposal of French operation, gain on sale of property, investment income and interest expense.

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

10.     Sale of French Operation:

In November 2000, the Company sold the remaining assets of MODCOMP's France subsidiary to Eurilogic and incurred additional expenses for the disposal of assets, primarily leasehold improvements and severance costs totaling a net loss on disposal of $339,000 for the six months ended February 28, 2001. The Company has sublet the French facility but remains contingently liable for the remaining lease obligations which amount to approximately $1.1 million and extend through March 10, 2005.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

         A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 20 and 21).

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

        The following table details the Company's sales by operating segment for the three and six months ended February 28, 2001 and February 29, 2000.
	February 28,	% of	February 29,	% of
Sales Revenue:	2001	Total	2000	Total

For the three months ended:

Operating Segment:
Systems	$2,213	24%	$3,988	22%
System and Service Integration	6,073	65%	13,264	72%
E-Commerce Software	619	6%	480	3%
Other Software	447	5%	628	3%
Total	$9,352	100%	$18,360	100%

For the six months ended:

Operating Segment:
Systems	$4,784	23%	$6,247	18%
System and Service Integration	13,831	67%	25,889	76%
E-Commerce Software	1,236	6%	887	3%
Other Software	923	4%	1,071	3%
Total	$20,774	100%	$34,094	100%

        The Company reported net sales of $9.4 million and $20.8 million for the three and six months ended February 28, 2001 compared to $18.4 million and $34.1 million for the same periods of fiscal 2000. This represented a decrease of 49% or $9.0 million for the three-month period and 39% or $13.3 million for the six-month period. The reduction in revenue was due to the following factors: reduction in system and service integration sales which represents 80% and 90% of the total decline for the three and six month periods compared to the last fiscal year comparative periods, sale of MODCOMP France which represents 24% or $2.2 million of the total decline for the three month period and 30% or $4.0 million of the total decline for the six month period and the decline in foreign currency exchange rates versus the U.S. dollar which represents 7% or $287,000 for the three month period and 11% or $1.4 million for the six month period.

        System sales amounted to $2.2 million and $4.8 million (24% and 23% of total sales) for the three and six month periods ended February 28, 2001, representing a decline of 44% and 23%, respectively. The decline in system sales was due primarily to the decline in sales of the older Supercard product line not being offset by the shipment of the newer Series 2000 products. The SuperCard products are sold only to existing customers. The SuperCard and Series 2000 product lines accounted for 9% and 75% of systems sales for the three months ended February 28, 2001 compared to 65% and 9% for the prior comparable quarter, and 11% and 63% of system sales for the six months ended February 28, 2001 compared to 48% and 23%, respectively, for the prior comparable six month period. The CSP MultiComputer Division introduced its newest product; a Linux based FastCluster™ system. The system was designed to meet the high performance computing requirements of mission critical military application and highly scalable data mining applications. FastCluster™ is powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. The Company continues to ship its real-time process control classic product line to existing customers, which represented 14% and 24% of the three and six month period system sales compared to 22% and 20% for the prior comparable periods.

        Sales for System and Service Integration amounted to $6.1 million and $13.8 million (65% and 67% of total sales) for the three and six month periods ended February 28, 2001 a decrease from the prior comparable periods of $7.2 million or 54% for the three months and $12.1 million or 47% for the six months. The decrease was due to three factors: a decline in large system sales by MODCOMP Germany during the first quarter of fiscal 2001, during the period ended November 30, 1999 there was a large non-recurring shipment to a telecommunications company, the change in foreign currency rates which represented 7% of the reduction, and the erosion of the real-time computer service business due to customers switching from our products to newer technologies.

        E-commerce software sales increased 29% and 39% for the three and six-month periods ended February 28, 2001 although it represented 6% of total sales for those periods compared to 3% for the prior comparable periods. This segment's growth has centered on s ViewMax® Web-to-Host software and WAP66™ wireless access protocol portal server products. During the six-month period the Company had sales successes at Cornell University which selected ViewMax to provide purchasing department employees with web access to information stored on the university's mainframe system. MdinTouch chose ViewMax to provide physicians and other health professionals with secure and instant web access for time-critical patient information using desktop computers or handheld devices such as a WAP phone or Palm VII PDA.

        Other software sales represented 5% and 4% of total sales for the three and six months ended February 28, 2001. Other software sales revenue decreased 29% and 14% from the prior comparable three and six month periods. The other software sales are primarily from Scanalytics.

        European sales account for 55% and 61% of total sales for the three and six months ended February 28, 2001 compared to 69% and 73% for the prior comparable periods. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the large outsourcing orders in Germany in fiscal year 2000.

        The following table details the Company's sales by geographic region for the three and six months ended February 28, 2001 and February 29, 2000:

                            /-------For the three months ended--------/  /---------For the six months ended---------/

		% of		% of		% of		% of
	2/28/01	Total	2/29/00	Total	2/28/01	Total	2/29/00	Total

Europe	$5,096	55%	$12,661	69%	$12,736	61%	$24,792	73%
North America	4,214	45%	5,698	31%	7,906	38%	9,152	27%
Far East	42	--	1	--	132	1%	150	--
Totals	$9,352	100%	$18,360	100%	$20,774	100%	$34,094	100%

Cost of Sales

        Cost of sales as a percentage of revenue remained stable at 70% for the three months ended February 28, 2001 compared to the prior year comparable quarter and decreased to 71% for the six months ended February 28, 2001 compared to 73% for the comparable six month period. The decrease in cost of sales resulted primarily from the significant revenue decline in the system and service integration segment that has higher costs due to the large component of third party products.

        The following table details the Company's sales and gross margin by operating segment for the three and six months ended February 28, 2001 and February 29, 2000 (amounts in thousands):
	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 2/28/01
Sales	$2,213	$6,073	$619	$447	$9,352
Cost of sales	1,066	5,126	294	106	6,592

Gross margin $	1,147	947	325	341	2,760
Gross margin %	52%	16%	52%	76%	30%

Qtr Ended 2/29/00
Sales	$3,988	$13,264	$480	$628	$18,360
Cost of sales	1,522	10,748	284	207	12,761

Gross margin $	2,466	2,516	196	421	5,599
Gross margin %	62%	19%	41%	67%	30%

YTD Ended 2/28/01
Sales	$4,784	$13,831	$1,236	$923	$20,774
Cost of sales	2,267	11,737	502	248	14,754

Gross margin $	2,517	2,094	734	675	6,020
Gross margin %	53%	15%	59%	73%	29%

YTD Ended 2/29/00
Sales	$6,247	$25,889	$887	$1,071	$34,094
Cost of sales	2,627	21,508	445	370	24,950

Gross margin $	3,620	4,381	442	701	9,144
Gross margin %	58%	17%	50%	65%	27%

Engineering and Development

        Engineering and development decreased 7% and 4% for the three and six months ended February 28, 2001 compared to the same periods of fiscal 2000. The engineering and development decrease was primarily due to staff reductions both in the systems and other software segments. The increases in the system and service integration expense related to outside consultants and the addition of staff to assist in software development and bug fixes.

The following table details engineering and development expenses by operating segment and subsidiary for the three and six month periods ended February 28, 2001 and February 29, 2000 (amounts in thousands):

                                               /----------Three months ended--------/    /----------Six months ended ---------/

	Feb 28	% of	Feb 29	% of	Feb 28	% of	Feb 29	% of
Engineering & Development Expense:	2001	Total	2000	Total	2001	Total	2000	Total

By Operating Segment:
Systems	$432	49%	$550	58%	$994	51%	$1,076	52%
System and Service Integration	192	21%	105	11%	500	25%	302	15%
E-Commerce Software	166	19%	177	18%	272	14%	409	20%
Other Software	102	11%	125	13%	200	10%	263	13%
Total	$892	100%	$957	100%	$1,966	100%	$2,050	100%

Selling, General and Administrative

        Selling, general and administrative expense decreased $1.1 million or 32% to $2.4 million for the quarter ended February 28, 2001 compared to $3.5 million for the comparable quarter of fiscal 2000. Selling, general and administrative expense decreased $2.0 million or 30% to $4.7 million for the six months ended February 28, 2001 compared to $6.7 million for the comparable period of fiscal 2000.

        The following table sets forth selling, general and administrative expense by Company subsidiary for the three and six months ended February 28, 2001 and February 29, 2000:

                                                 /---------Three months ended--------/   /----------Six months ended ---------/
	Feb 28	% of	Feb 29	% of	Feb 28	% of	Feb 29	% of
S, G & A expense	2001	Total	2000	Total	2001	Total	2000	Total

By Operating Segment:
Systems	$1,057	45%	$1,430	41%	$2,047	44%	$2,525	38%
System and Service Integration	674	28%	1,228	35%	1,279	27%	2,348	35%
E-Commerce Software	379	16%	542	16%	842	18%	1,150	17%
Other Software	261	11%	292	8%	523	11%	658	10%
Total	$2,371	100%	$3,492	100%	$4,691	100%	$6,681	100%

By Subsidiary:
MODCOMP	$1,101	46%	$1,850	53%	$2,229	48%	$3,644	54%
CSP MultiComputer Division	1,010	43%	1,350	39%	1,941	41%	2,379	36%
Scanalytics	260	11%	292	8%	521	11%	658	10%
Total	$2,371	100%	$3,492	100%	$4,691	100%	$6,681	100%

        MODCOMP's selling, general and administrative expense for the three and six months ended February 28, 2001 decreased $749,000 or 40% and $1.4 million or 39%, respectively, from the comparable periods of the prior year. Approximately $441,000 and $796,000 of the three and six month period decline, respectively, is attributable to the disposal of the French operation. MODCOMP France's selling, general and administrative expense for the three and six months ended February 28, 2001 was $0 and $36,000, respectively, compared to $441,000 and $832,000 for the same periods of fiscal year 2000. In addition MODCOMP Germany's selling, general and administrative expenses for the three and six months ended February 28, 2001 declined approximately $214,000 or 31% and $324,000 or 29% from the prior comparable periods. MODCOMP America's expense for the three months ended February 28, 2001 increased $44,000 or 9%. MODCOMP America's expense for the six months ended February 28, 2001 declined approximately $64,000 or 6% which was due to reductions in personnel.

        CSP MultiComputer division selling, general and administrative expense for the three and six months ended February 28, 2001 decreased $340,000 or 25% and $438,000 or 18% from the prior comparable periods. Approximately $192,000 of the decline for the three and six month periods relates to a reduction in bonus expense. Approximately $44,000 and $109,000 of this decrease for the three and six month periods ended February 28, 2001 is due to a reduction in labor expenses related to attrition. During the quarter CSP Inc. moved its operation to a new facility. The cost of the move was approximately $25,000 which was expensed in the current year. Approximately $2,000 and $53,000 of the three and six month decrease is due to a decline in outside consulting fees related to the restructure of the MODCOMP foreign operation completed in fiscal year 2000. Approximately $44,000 and $87,000 of the three and six month decline relates to a reduction in depreciation expense as a result of an increase in fully depreciated assets.

        Scanalytics, Inc. selling, general and administrative expense for the three and six months ended February 28, 2001 decreased $32,000 or 11% and $137,000 or 21% from the prior year. This decline is mainly attributable to a decrease in labor expense due to a reduction in headcount.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation and the gain on sale of property, increased 21% and 11% for the three and six month periods ended February 28, 2001 compared to the prior comparable periods.

        In July 2000, the Company sold substantially all of the assets and transferred the personnel of MODCOMP's French subsidiary to France-based-Eurilogic. A loss on disposal of French operation of $240,000 was recognized as other expense in the fourth quarter of fiscal year 2000. In November 2000, the Company sold the remaining assets of the French operation to Eurilogic and incurred additional expenses for the disposal of assets, primarily leasehold improvements and severance costs of $327,000 for the period ended November 30, 2000. In the three-month period ended February 28, 2001 additional expenses of $12,000 for legal and statutory expenses which exceed the estimated accruals were recorded during the quarter. The decision to sell the assets and transfer its personnel was based on the fact that the French legacy business no longer represented a good strategic fit with CSPI and had incurred a loss. The sale allowed CSPI to exit the business without incurring restructuring costs that could have exceeded $2 million.

        The Company sold its Massachusetts headquarters for $3.3 million during the quarter and netted a pretax gain of approximately $1.5 million.

        The Company has an effective tax rate of 45%. The Company's effective tax rate has declined from 47% for last fiscal year, due in part to the reduction in the Germany statutory rate and MODCOMP's reorganization.

Liquidity and Capital Resources

        Working capital at February 28, 2001 increased to $24.2 million compared to $21.6 million at August 31, 2000.

        The Company's consolidated capital expenditures were $51,000 and $340,000 for the three and six months ended February 28, 2001 compared to $285,000 and $396,000 in the prior comparable periods. The majority of the expenditures for the current year relate to leasehold improvements at the new corporate facility.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and six-month periods ended February 28, 2001 or February 29, 2000. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

            None

Item 6. Exhibit and Reports on Form 8-K

(a)  Reports on Form -K

       Form 8-K Other Events dated February 13, 2001

                                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: April 10, 2001                                         By: /s/ Alexander R. Lupinetti
                                                                                    Chief Executive Officer,
                                                                                    President and Chairman

Date: April 10, 2001                                         By: /s/ Gary W. Levine
                                                                                    Vice President of Finance,
                                                                                    Chief Financial Officer

                                                                                                                                        SCHEDULE I
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                      /---------For the three months ended---------/  /-------For the six months ended------/
	Feb 28		Feb 29		Feb 28		Feb 29
	2001	%	2000	%	2001	%	2000	%

Sales	$9,352	100%	$18,360	100%	$20,774	100%	$34,094	100%

Cost of sales	6,592	70%	12,761	70%	14,754	71%	24,950	73%

Engineering and
Development	892	9%	957	5%	1,966	9%	2,050	6%

Selling, general and
Administrative	2,371	25%	3,492	19%	4,691	23%	6,681	20%

Total costs and
Expenses	9,855	105%	17,210	94%	21,411	103%	33,681	99%

Operating income (loss)	(503)	(5%)	1,150	6%	(637)	(3%)	413	1%

Other income (expense)	1,611	17%	64	--%	1,363	7%	142	--%

Income before income taxes	1,108	12%	1,214	7%	726	3%	555	2%

Income tax expense	493	5%	589	3%	323	2%	260	1%

Net income	$615	7%	$625	3%	$403	2%	$295	1%

                                                                                                                                        SCHEDULE II
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                              /--For the three months ended--/          /--For the six months ended--/
                                                                         February 28, 2001 vs. February 29, 2000

	$	%	$	%
	Change	Change	Change	Change

Sales	($9,008)	(49%)	($13,320)	(39%)

Cost of sales	(6,169)	(48%)	(10,196)	(41%)

Engineering and
development	(65)	(7%)	(84)	(34%)

Selling, general and
administrative	(1,121)	(32%)	(1,990)	(30%)

Total costs and
expenses	(7,355)	(43%)	(12,270)	(36%)

Operating profit (loss)	(1,653)	(144%)	(1,050)	(254%)

Other income (expense)	1,547	2417%	1,221	860%

Income before
income taxes	(106)	(9%)	171	31%

Income tax expense	(96)	(16%)	63	24%

Net income	(10)	(2%)	108	37%