Form 10-Q
period 2001-05-31
CSP INC /MA/
filed 2001-07-12
CIK 356037

                                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 10549
                                                         ___________________
                                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            May 31, 2001

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

                                Class                                                               Outstanding July 11, 2001
           Common Stock, $.01 par value                                                 3,512,906 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	20
Item 6.	Exhibits & Reports on Form 8-K	20

                                                       CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (Amounts in thousands, except par value)

	May 31,	August 31,
	2001	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,233	$3,923
Short-term investments	12,874	9,150
Accounts receivable, net	3,494	6,841
Inventories	7,240	5,793
Deferred income taxes	1,104	1,104
Other current assets	949	800
Total current assets	28,894	27,611

Property, equipment and improvements, net	1,435	3,201
Other assets:
Long-term investments	350	2,471
Land held for future development	--	163
Deferred income taxes	1,793	1,122
Goodwill, net	800	939
Other assets	1,533	1,549
Total other assets	4,476	6,244

Total assets	$34,805	$37,056

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,395	$5,189
Income taxes payable	562	813
Total current liabilities	6,957	6,002
Deferred compensation and retirement plans	3,706	3,608
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,085
and 4,069 shares	41	41
Additional paid-in capital	11,235	11,070
Retained earnings	16,941	19,962
Accumulated other comprehensive income	(1,214)	(1,079)
	27,003	29,994
Less treasury stock, at cost, 571 and 491 shares	2,861	2,548
Total shareholders' equity	24,142	27,446
Total liabilities and shareholders' equity	$34,805	$37,056

See accompanying notes to consolidated financial statements.

                                                          CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Amounts in thousands, except for per share data)
                                                                       (Unaudited)

                                                                  /-For the three months ended-//-For the nine months ended--/

	May 31,	May 31,	May 31,	May 31,
	2001	2000	2001	2000
Sales:
Systems	$733	$3,231	$5,517	$9,478
Service and system integration	7,906	12,298	21,737	38,187
E-Commerce software	375	415	1,611	1,302
Other software	520	359	1,443	1,430
Total sales	9,534	16,303	30,308	50,397

Cost of Sales:
Systems	1,259	848	3,526	3,475
Service and system integration	7,100	10,272	18,837	31,780
E-Commerce software	198	200	700	645
Other software	163	72	411	442
Total cost of sales	8,720	11,392	23,474	36,342
Gross profit	814	4,911	6,834	14,055

Operating expenses:
Engineering and development	944	1,057	2,910	3,107
Selling, general & administration	2,181	3,197	6,872	9,878
Restructuring	74	64	74	64
Total operating expenses	3,199	4,318	9,856	13,049

Operating profit (loss)	(2,385)	593	(3,022)	1,006

Other income(expense):
Loss on disposal of French operation	--	--	(339)	--
Gain on sale of property	--	--	1,545	--
Impairment charge on investments	(1,205)	--	(1,205)	--
Other income	161	175	318	317
Total other income (expense), net	(1,044)	175	319	317

Income (loss) before income taxes	(3,429)	768	(2,703)	1,323

Income tax expense (benefit)	(723)	447	(400)	707

Net income (loss)	($2,706)	$321	($2,303)	$616

Net income(loss) per share - basic	($0.77)	$0.09	($0.65)	$0.17
Weighted average shares outstanding - basic	3,511	3,589	3,543	3,573

Net income (loss) per share - diluted	($0.77)	$0.09	($0.65)	$0.17
Weighted average shares outstanding - diluted	3,511	3,738	3,543	3,676

See accompanying notes to consolidated financial statements.

                                                             CSP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                                  (Amounts in thousands)
                                                                           (Unaudited)

                                                               /-For the three months ended--/ /-For the nine months ended--/

	May 31,	May 31,	May 31,	May 31,
	2001	2000	2001	2000

Net income (loss)	($2,706)	$321	($2,303)	$616

Other comprehensive income (loss):
Foreign exchange translation	(276)	645	(81)	254
Unrealized gain (loss) on investments, net	664	(9)	(54)	44

Comprehensive income (loss)	($2,318)	$957	($2,438)	$914

See accompanying notes to consolidated financial statements.

                                                                     CSP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Amounts in thousands)
                                                                                   (Unaudited)

                                                                                  /-For the three months--/  /-For the nine months--/

                                                                                                 ended                                 ended
	May 31	May 31	May 31	May 31
	2001	2000	2001	2000
Cash flows from operating activities:
Net income (loss)	($2,706)	$321	($2,303)	$616
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	228	353	745	1,033
Gain on sale of property, net	--	--	(1,318)	--
Impairment charge on investments	1,205	--	1,205	--
Deferred compensation and retirement plans	(107)	34	98	64
(Increase) in deferred income taxes	(671)	--	(671)	--
Other	16	(15)	16	(36)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	2,210	(555)	3,347	(5,183)
(Increase) decrease in refundable income taxes	--	83	--	(396)
(Increase) decrease in inventories	60	(9)	(1,447)	(137)
(Increase) decrease in other current assets	(82)	203	(149)	475
Increase in accounts payable and accrued expenses	1,016	633	1,206	3,132
Decrease in income taxes payable	(357)	(217)	(251)	211
Net cash provided by (used in) operating activities	812	831	478	(221)
Cash flows from investing activities:
Purchases of available-for-sale securities	(111)	(209)	(271)	(356)
Purchases of held-to-maturity securities	(12,434)	(19,443)	(38,857)	(47,754)
Sales of available-for-sale securities	146	165	363	310
Maturities of held-to-maturity securities	13,280	19,326	35,185	47,039
Proceeds from sale of property, net of expenses	--	--	3,097	--
Property, equipment and improvements	(116)	(154)	(456)	(550)
Net cash provided by (used in) investing activities	765	(315) 0	(939)	(1,311)
Cash flows from financing activities:
Proceeds from stock options	--	13	37	205
Income tax benefit related to exercise of stock options	--	--	102	--
Proceeds from issuance of shares under employee
stock purchase plan	20	26	26	54
Purchase of treasury stock	--	--	(313)	(179)
Net cash provided by (used in) financing activities	20	39	(148)	80
Effects of exchange rate on cash	(276)	645	(81)	254
Net increase (decrease) in cash	1,321	1,200	(690)	(1,198)
Cash and cash equivalents, beginning of period	1,912	1,351	3,923	3,749
Cash and cash equivalents, end of period	$3,233	$2,551	$3,233	$2,551
Supplementary cash flow information:
Cash paid for income taxes	$138	$227	$632	$853
Cash paid for interest	$8	$ 12	$105	$ 92
Non-cash distribution of dividends	--	--	$718	--

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

1.   Basis of Presentation and Principles of Consolidation:

The Company's financial statements include of the accounts of its wholly owned subsidiaries which consist of CSP MultiComputer Division, MODCOMP Inc. and Scanalytics, Inc. CSP MultiComputer Division operations are included in the Systems segment. Scanalytics Inc. operations are included in the Other Software segment. MODCOMP Inc. operations are included in each of the segments based on the nature of the activity performed by MODCOMP.

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

4.     Investments:

At May 31, 2001 and August 31, 2000, investments consisted of the following:
(Amounts in thousands)	Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2001
Marketable equity securities	--	$567	$81	--	$648
Bonds and municipal revenue notes	6/12/01-5/1/02	7,025	--	--	7,025
Money market funds and commercial paper	6/1/01-6/8/01	5,301	--	--	5,301
Investment in Vertical Buyer	--	77	--	--	77
U.S. treasury bills	8/15/02-2/15/08	173	--	--	173
Total		$13,143	$81	--	$13,224

August 31, 2000
Marketable equity securities	--	$659	$135	--	$794
Bonds and municipal revenue notes	12/1/00-5/1/02	4,473	--	--	4,473
Money market funds and commercial paper	9/8/00-10/3/00	4,183	--	--	4,183
Investment in Vertical Buyer	--	2,000	--	--	2,000
U.S. treasury bills	8/15/02-2/15/08	171	--	--	171
Total		$11,486	$135	--	$11,621

		Short-term	Long-term	Total
May 31, 2001
Held-to-maturity		$12,307	$350	$12,657
Available-for-sale		567	--	567
		$12,874	$350	$13,224

		Short-term	Long-term	Total
August 31, 2000
Held-to-maturity		$8,356	$2,471	$10,827
Available-for-sale		794	--	794
		$9,150	$2,471	$11,621

Net unrealized gains (losses) on available-for-sale investments are reported as a separate component of stockholders' equity until realized. Gross unrealized losses decreased by $952,000 for the three-month period ended May 31, 2001 and gross unrealized gains decreased $54,000 for the nine-month period ended May 31, 2001.

Amortized cost at May 31, 2001 includes an impairment charge on the investment in Vertical Buyer of $1,205,000 which was recorded on the income statement in the three and nine months ended May 31, 2001.

Assets of $868,000 and $925,000 at May 31, 2001 and August 31, 2000, respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table.

During fiscal year 2000, the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. On October 11, 2000, the Company distributed 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000. A total of 717,657 shares valued at $717,657 were distributed. During the quarter the Company recorded an impairment charge on the Vertical Buyer investment of $1,205,000.

5.    Inventories:

Inventories consist of the following (in thousands):

	May 31	August 31
	2001	2000

Raw materials	$3,134	$2,340
Work in process	1,573	732
Finished goods	2,533	2,721

Total	$7,240	$5,793

6.     Stock Repurchase:

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At May 31, 2001, the Company has repurchased 570,875 or 77% of the total shares authorized to be purchased.

7.     Earnings Per Share Reconciliation:

The reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the Company's reported net income is as follows:

                                                                          /---Three Months Ended---//---Nine Months Ended-----/
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share amounts)	2001	2000	2001	2000

Basic net income (loss)	($2,706)	$321	($2,303)	$616

Weighted average number of shares outstanding
- basic	3,511	3,589	3,543	3,573
Incremental shares from the assumed exercise
of stock options	--	149	--	103
Weighted average number of shares outstanding
- dilutive	3,511	3,738	3,543	3,676

Net income (loss) per share - basic	($0.77)	$0.09	($0.65)	$0.17
Net income (loss) per share - diluted	($0.77)	$0.09	($0.65)	$0.17

Options to purchase 427,526 shares of common stock were outstanding during the three and nine-month periods ended May 31, 2001, respectively, but were not included in the calculation of diluted net income per share because the option exercise price was greater than the average market price of the common shares during those periods.

8.     Accumulated Other Comprehensive Income:

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                 (Amounts in thousands)
	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	On	Translation	Comprehensive
	Investments	Adjustment	Income

Balance August 27, 1999	$168	($624)	($456)
Change in period	74	(98)	(24)
Balance November 30, 1999	242	(722)	(480)
Change in period	(21)	(293)	(314)
Balance February 29, 2000	$221	($1,015)	($794)
Change in period	(9)	645	636
Balance May 31, 2000	$212	($370)	($158)

Balance August 31, 2000	$135	($1,214)	($1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	91	(1,326)	(1,235)
Change in period	(674)	307	(367)
Balance February 28, 2001	($583)	($1,019)	($1,602)
Change in period	664	(276)	388
Balance May 31, 2001	$81	($1,295)	($1,214)

9.     Segment Information:

The following table presents certain operating segment information (Amounts in thousands).

		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total

Quarter Ended 5/31/01
Net Sales	$733	$7,906	$375	$520	$9,534
Profit(loss) from operations	(1,850)	(141)	(403)	9	(2,385)
Identifiable assets	20,713	11,592	919	1,581	34,805
Capital expenditures	56	55	3	2	116
Depreciation	80	92	4	6	182

Quarter Ended 5/31/00
Net Sales	$3,231	$12,298	$415	$359	$16,303
Profit(loss) from operations	674	405	(479)	(7)	593
Identifiable assets	22,326	16,735	786	1,667	41,514
Capital expenditures	106	41	2	5	154
Depreciation	177	79	4	7	267

Nine Months Ended 5/31/01
Net Sales	$5,517	$21,737	$1,611	$1,443	$30,308
Profit(loss) from operations	(2,374)	174	(783)	(39)	(3,022)
Identifiable assets	20,713	11,592	919	1,581	34,805
Capital expenditures	330	110	8	8	456
Depreciation	294	271	20	21	606

Nine Months Ended 5/31/00
Net Sales	$9,478	$38,187	$1,302	$1,430	$50,397
Profit(loss) from operations	693	2,136	(1,596)	(227)	1,006
Identifiable assets	22,326	16,735	786	1,667	41,514
Capital expenditures	234	284	10	22	550
Depreciation	554	253	9	8	824

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of loss on disposal of French operation, gain on sale of property, impairment charge on investments, investment income and interest expense.

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

10.     Sale of French Operation:

In November 2000, the Company sold the remaining assets of MODCOMP's France subsidiary to Eurilogic and incurred additional expenses for the disposal of assets, primarily leasehold improvements and severance costs totaling a net loss on disposal of $339,000 for the nine months ended May 31, 2001. The Company has sublet the French facility but remains contingently liable for the remaining lease obligations which amount to approximately $1.1 million and extend through March 10, 2005.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

         A summary of the period to period changes in principal items included in the Statements of Operations is shown in Schedules I and II (pages 21 and 22).

        The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Results of Operations - 2001 Compared to 2000

Revenue

        CSPI considers its products to be in four segment classifications. Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: Systems which includes company manufactured hardware products, System and Service Integration which includes maintenance of the products sold and integration and sale of third party hardware products and services, E-Commerce software which includes WAP66™ and ViewMax®, and Other Software products which are developed by the Company primarily in the Scanalytics operation.

        The following table details the Company's sales by operating segment for the three and nine months ended May 31, 2001 and May 31, 2000.
	May 31,	% of	May 31,	% of
Sales Revenue:	2001	Total	2000	Total

For the three months ended:

Operating Segment:
Systems	$733	8%	$3,231	20%
System and Service Integration	7,906	83%	12,298	75%
E-Commerce Software	375	4%	415	3%
Other Software	520	5%	359	2%
Total	$9,534	100%	$16,303	100%

For the nine months ended:

Operating Segment:
Systems	$5,517	18%	$9,478	19%
System and Service Integration	21,737	72%	38,187	76%
E-Commerce Software	1,611	5%	1,302	2%
Other Software	1,443	5%	1,430	3%
Total	$30,308	100%	$50,397	100%

        The Company reported net sales of $9.5 million and $30.3 million for the three and nine months ended May 31, 2001 compared to $16.3 million and $50.4 million for the same periods of fiscal 2000. This represented a decrease of 41% or $6.8 million for the three-month period and 40% or $20.1 million for the nine-month period. The reduction in revenue was due to the following factors: reduction in system and service integration sales which represents 65% and 82% of the total decline for the three and nine month periods compared to the last fiscal year comparative periods, sale of MODCOMP France which represents 24% or $1.6 million of the total decline for the three month period and 28% or $5.6 million of the total decline for the nine month period and the decline in foreign currency exchange rates versus the U.S. dollar which represents 15% or $1.0 million for the three month period and 12% or $2.4 million for the nine month period.

        System sales amounted to $733,000 and $5.5 million (8% and 18% of total sales) for the three and nine month periods ended May 31, 2001, representing a decline of 77% and 42%, respectively. The decline in system sales was due in part to the extension of time related to defense procurements schedules in the United States (U.S.) and Japan. The continued extension of the incubation periods for defense spending has effected both bookings and sales during the third quarter for the MultiComputer Division's products. One potential delayed opportunity that the Defense Department announced was the Navy's DD21 Advance Destroyer program. This trend doesn't appear to be reversing in the near term. Sales of SuperCard and Series 2000 products accounted for 44% and 40% of systems sales for the three months ended May 31, 2001 compared to 58% and 26% for the prior comparable quarter, and 16% and 60% of system sales for the nine months ended May 31, 2001 compared to 35% and 41%, respectively, for the prior comparable nine month period. The SuperCard products are sold only to existing customers. The CSP MultiComputer Division introduced its newest product; a Linux based FastCluster™ system which has generated a great deal of interest; however the bookings for the product have been slow due to procurement delays and the current economic climate in the IT spending area. The system was designed to meet the high performance computing requirements of mission critical military application and highly scalable data mining applications. FastCluster™ is powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. The Company announced the end of life for the majority of MODCOMP classic real-time process control products and MultiComputer legacy products including the Vision System, MiniMAP and MAPs. The Company strategy going forward is to offer MODCOMP customers our state of the art ScadaBase software for new and replacement requirements. Sales of the classic products represented 13% and 17% of the three and nine month period system sales compared to 9% and 22% for the prior comparable periods.

        Sales for System and Service Integration amounted to $7.9 million and $21.7 million (83% and 72% of total sales) for the three and nine month periods ended May 31, 2001 a decrease from the prior comparable periods of $4.4 million or 36% for the three months and $16.4 million or 43% for the nine months. The decrease was due to three factors: a decline in large system sales by MODCOMP in Germany during the quarter and nine month periods of fiscal 2001 due to the following factors, a large non-recurring shipment to a telecommunications company occurring in the quarter ending November 30, 1999, a decline in foreign currency rates versus the U.S. dollar which represented 15% of the reduction, economic slow down is being felt in the German market and the erosion of the real-time computer service business resulting from customers switching from the Company's products to newer technologies.

        Although E-commerce represented only 4% and 5% of total sales for the three and nine-month periods ended May 31, 2001 compared to 3% and 2% for the prior comparable periods, e-commerce software sales increased 24% for the nine-month period ended May 31, 2001 with a decrease of 10% for the three-month period ended May 31, 2001. This segment's growth has centered on its ViewMax® Web-to-Host software and WAP66™ wireless access protocol portal server products. During the quarter the Company had successfully completed professional service work relating to Cornell University's implementation of ViewMax which provides purchasing department employees with web access to information stored on the university's mainframe system. The current economic slow down in IT spending has effected sales for the E-commerce software products and services. During the quarter, MODCOMP forged a new partnership with Information Architects (iA) to offer broader IT solutions to its customers that are migrating enterprise applications to the Web and wireless environment.

        Other software sales represented 5% of total sales for the three and nine months ended May 31, 2001. Other software sales revenue increased 45% and 1% from the prior comparable three and nine month periods. The other software sales are primarily from Scanalytics.

        European sales account for 76% and 68% of total sales for the three and nine months ended May 31, 2001 compared to 71% and 74% for the prior comparable periods. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom. The year to date decrease from the prior year was primarily due to the decline in outsourcing orders in Germany.

        The following table details the Company's sales by geographic region for the three and nine months ended May 31, 2001 and May 31, 2000:

                            /-------For the three months ended--------/  /--------For the nine months ended---------/

		% of		% of		% of		% of
	5/31/01	Total	5/31/00	Total	5/31/01	Total	5/31/00	Total

Europe	$7,269	76%	$11,605	71%	$20,579	68%	$37,023	74%
North America	2,200	23%	4,040	25%	9,298	31%	12,251	24%
Far East	65	1%	658	4%	431	1%	1,123	2%
Totals	$9,534	100%	$16,303	100%	$30,308	100%	$50,397	100%

Cost of Sales

        Cost of sales as a percentage of revenue increased to 92% and 77% for the three and nine months ended May 31, 2001 compared to the prior comparable periods of 70% and 72%. The increase in cost of sales as a percentage of sales resulted primarily from the significant revenue decline in the system and service integration segment that has higher costs due to the large component of third party products and the write off of obsolete inventory for the end of life of the MODCOMP and MultiComputer Division products which was approximately $806,000.

        The following table details the Company's sales and gross margin by operating segment for the three and nine months ended May 31, 2001 and May 31, 2000 (amounts in thousands):
	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 5/31/01
Sales	$733	$7,906	$375	$520	$9,534
Cost of sales	1,259	7,100	198	163	8,720

Gross margin $	(526)	806	177	357	814
Gross margin %	(72%)	10%	47%	69%	9%

Qtr Ended 5/31/00
Sales	$3,231	$12,298	$415	$359	$16,303
Cost of sales	848	10,272	200	72	11,392

Gross margin $	2,383	2,026	215	287	4,911
Gross margin %	74%	16%	52%	80%	30%

YTD Ended 5/31/01
Sales	$5,517	$21,737	$1,611	$1,443	$30,308
Cost of sales	3,526	18,837	700	411	23,474

Gross margin $	1,991	2,900	911	1,032	6,834
Gross margin %	36%	13%	57%	72%	23%

YTD Ended 5/31/00
Sales	$9,478	$38,187	$1,302	$1,430	$50,397
Cost of sales	3,475	31,780	645	442	36,342

Gross margin $	6,003	6,407	657	988	14,055
Gross margin %	63%	17%	50%	69%	28%

Engineering and Development

        Engineering and development decreased $113,000 or 11% and $197,000 or 6% for the three and nine months ended May 31, 2001 compared to the same periods of fiscal 2000. The engineering and development decrease was primarily due to staff reductions both in the systems and other software segments. The increases in the system and service integration expense related to the utilization of outside consultants and the redeployment of staff to assist in software development and bug fixes.

The following table details engineering and development expenses by operating segment and subsidiary for the three and nine month periods ended May 31, 2001 and May 31, 2000 (amounts in thousands):

                                               /----------Three months ended--------/    /-----Nine months ended ---------/

	May 31	% of	May 31	% of	May 31	% of	May 31	% of
Engineering & Development Expense:	2001	Total	2000	Total	2001	Total	2000	Total

By Operating Segment:
Systems	$430	46%	$585	55%	$1,424	49%	$1,661	53%
System and Service Integration	281	30%	221	21%	781	27%	523	17%
E-Commerce Software	118	12%	155	15%	390	13%	564	18%
Other Software	115	12%	96	9%	315	11%	359	12%
Total	$944	100%	$1,057	100%	$2,910	100%	$3,107	100%

Selling, General and Administrative

        Selling, general and administrative expense decreased $1.0 million or 32% to $2.3 million for the quarter ended May 31, 2001 compared to $3.3 million for the comparable quarter of fiscal 2000. Selling, general and administrative expense decreased $3.0 million or 30% to $6.9 million for the nine months ended May 31, 2001 compared to $9.9 million for the comparable period of fiscal 2000. The primary decrease was due to reductions in staff, lower sales commissions, and no management bonus accrual.

        The following table sets forth selling, general and administrative expense by Company subsidiary for the three and nine months ended May 31, 2001 and May 31, 2000:

                                                 /---------Three months ended--------/   /--------Nine months ended ---------/
	May 31	% of	May 31	% of	May 31	% of	May 31	% of
S, G & A expense	2001	Total	2000	Total	2001	Total	2000	Total

By Operating Segment:
Systems	$893	40%	$1,124	35%	$2,940	42%	$3,649	37%
System and Service Integration	667	30%	1,400	43%	1,946	28%	3,748	38%
E-Commerce Software	461	20%	539	16%	1,303	19%	1,689	17%
Other Software	234	10%	198	6%	757	11%	856	8%
Total	$2,255	100%	$3,261	100%	$6,946	100%	$9,942	100%

By Subsidiary:
MODCOMP	$1,133	50%	$1,992	61%	$3,362	48%	$5,636	57%
CSP MultiComputer Division	889	40%	1,071	33%	2,830	41%	3,451	35%
Scanalytics	233	10%	198	6%	754	11%	855	8%
Total	$2,255	100%	$3,261	100%	$6,946	100%	$9,942	100%

       MODCOMP's selling, general and administrative expense for the three and nine months ended May 31, 2001 decreased $859,000 or 43% and $2.3 million or 40%, respectively, from the comparable periods of the prior year. Approximately $413,000 and $1,178,000 of the three and nine month period decline, respectively, is attributable to the disposal of the French operation. MODCOMP France's selling, general and administrative expense for the three and nine months ended May 31, 2001 was $0 and $67,000, respectively, compared to $413,000 and $1,245,000 for the same periods of fiscal year 2000. In addition, MODCOMP Germany's selling, general and administrative expenses for the three and nine months ended May 31, 2001 increased approximately $22,000 or 4% and $12,000 or 1% from the prior comparable periods. MODCOMP America's expense for the three and nine months ended May 31, 2001 decreased $196,000 or 27% and $260,000 or 14%. This decline was due to reductions in personnel.

        CSP MultiComputer division selling, general and administrative expense for the three and nine months ended May 31, 2001 decreased $182,000 or 17% and $621,000 or 18% from the prior comparable periods. Approximately $125,000 of the decline for the three and nine month periods relates to a reduction in bonus expense. Approximately $13,000 and $122,000 of this decrease for the three and nine month periods ended May 31, 2001 is due to a reduction in labor expenses related to attrition. During the quarter CSP Inc. moved its operation to a new facility. The cost of the move was approximately $25,000 which was expensed in the current year. Approximately $31,000 and $82,000 of the three and nine month decrease is due to a decline in outside consulting fees related to the restructure of the MODCOMP foreign operation completed in fiscal year 2000. Approximately $46,000 and $133,000 of the three and nine month decline relates to a reduction in depreciation expense as a result of an increase in fully depreciated assets. Approximately $45,000 and $77,000 of the three and nine month decline relates to a reduction in commissions expense related to the decline in revenue.

        Scanalytics, Inc. selling, general and administrative expense for the three and nine months ended May 31, 2001 increased $35,000 or 18% and decreased $101,000 or 12% from the prior year. The year to date decline is mainly attributable to a decrease in labor expense due to a reduction in headcount.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation, the gain on sale of property and the impairment charge on investments, decreased 8% for the three month period ended May 31, 2001 compared to the prior comparable period and remained consistent for the nine months ended May 31, 2001 compared to the prior comparable period.

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

        The Company sold its Massachusetts headquarters for $3.3 million during the quarter ended February 28, 2001and netted a pretax gain of approximately $1.5 million.

        In May 2001 the Company recorded an impairment charge on investments of $1.2 million related to the write down of the investment in Vertical Buyer.

        The Company has an effective tax rate of 15%. The Company's effective tax rate has declined from 53% for last fiscal year, due in part to valuation reserves for state taxes, the reduction in the Germany statutory rate and MODCOMP's reorganization.

Liquidity and Capital Resources

        Working capital at May 31, 2001 increased to $21.9 million compared to $21.6 million at August 31, 2000.

        The Company's consolidated capital expenditures were $116,000 and $456,000 for the three and nine months ended May 31, 2001 compared to $154,000 and $550,000 in the prior comparable periods. The majority of the expenditures for the current year relate to leasehold improvements at the new corporate facility.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and nine-month periods ended May 31, 2001 or May 31, 2000. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

None

                                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: July 12, 2001                                         By: /s/ Alexander R. Lupinetti
                                                                                    Chief Executive Officer,
                                                                                    President and Chairman

Date: July 12, 2001                                         By: /s/ Gary W. Levine
                                                                                    Vice President of Finance,
                                                                                    Chief Financial Officer

                                                                                                                                        SCHEDULE I
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           PERCENTAGE OF SALES

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                      /---------For the three months ended---------/  /-----For the nine months ended------/
	May 31		May 31		May 31		May 31
	2001	%	2000	%	2001	%	2000	%

Sales	$9,534	100%	$16,303	100%	$30,308	100%	$50,397	100%

Cost of sales	8,720	91%	11,392	70%	23,474	78%	36,342	72%

Engineering and
Development	944	10%	1,057	7%	2,910	10%	3,107	6%

Selling, general and
Administrative	2,255	24%	3,261	20%	6,946	23%	9,942	20%

Total costs and
Expenses	11,919	125%	15,710	96%	33,330	110%	49,391	98%

Operating income (loss)	(2,385)	(25%)	593	4%	(3,022)	(10%)	1,006	2%

Other income (expense)	(1,044)	(11%)	175	1%	319	1%	317	1%

Income (loss) before income taxes	(3,429)	(36%)	768	5%	(2,703)	(9%)	1,323	3%

Income tax expense (benefit)	(723)	(8%)	447	3%	(400)	(1%)	707	1%

Net income (loss)	($2,706)	(28%)	$321	2%	($2,303)	(8%)	$616	1%

                                                                                                                                        SCHEDULE II
                                                       CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                               (Dollars in thousands)
                                                                      (Unaudited)

                                              /--For the three months ended--/          /--For the nine months ended--/
                                                                         May 31, 2001 vs. May 31, 2000

	$	%	$	%
	Change	Change	Change	Change

Sales	($6,769)	(42%)	($20,089)	(40%)

Cost of sales	(2,672)	(23%)	(12,868)	(35%)

Engineering and
development	(113)	(11%)	(197)	(6%)

Selling, general and
administrative	(1,006)	(31%)	(2,996)	(30%)

Total costs and
expenses	(3,791)	(24%)	(16,061)	(33%)

Operating profit (loss)	(2,978)	(502%)	(4,028)	(400%)

Other income (expense)	(1,219)	(697%)	2	--%

Income (loss) before
income taxes	(4,197)	(546%)	(4,026)	(304%)

Income tax expense (benefit)	(1,170)	(262%)	(1,107)	(157%)

Net income (loss)	($3,027)	(943%)	($2,919)	(474%)