Form 10-K
period 2001-08-31
CSP INC /MA/
filed 2001-11-27
CIK 356037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended August 31, 2001
                         Commission File Number 0-10843

                               ----------------

                                    CSP Inc.
             (Exact name of registrant as specified in its charter)

                Massachusetts                                    04-2441294
          (State of Incorporation)                  (IRS Employer Identification Number)

      43 Manning Road, Billerica, Massachusetts 01821-3901 (978) 663-7598
         (Address and telephone number of principal executive offices)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act
                    Common Stock (par value $0.01 per share)

                               ----------------

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of November 21, 2001, there were 3,511,392 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $3.54 of a share as reported for November 21, 2001 on the NASDAQ National Market System) held by non-affiliates was approximately $12,430,327.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of Registrant's Proxy Statement to be dated November 30, 2001 in connection with Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on January 29, 2002 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

 (a) General Development of Business

   CSP Inc. ("CSPI" or the "Company") was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market software for E-business solutions and image-processing, network management and storage systems integration services and high-performance cluster computer systems.

   On June 27, 1997, CSPI acquired the assets of MODCOMP/Cerplex L.P. ("MODCOMP"), a wholly owned subsidiary of The Cerplex Group Inc. for $8,709,000 in cash. This transaction was accounted for as a purchase. This multi-national subsidiary provides network integration services including, consulting, system integration and outsourcing. WAP66(TM), MODCOMP's newest product, makes existing enterprise data available to mobile business (M-business). In addition, MODCOMP's ViewMax(R) is an Internet software product that allows companies to easily integrate their IT systems with Internet technology for E-commerce applications. MODCOMP sells all products through its own direct sales force in the U.S., Germany, and the United Kingdom. MODCOMP sells via a worldwide organization of distributors in the rest of the world.

   In 1988, the Company established the Scanalytics product group to develop and market imaging systems for molecular and cell biology. In June 1997, the Company acquired the assets of Signal Analytics Corp. ("Signal"), a software company that provides products for scientific imaging to the life science and biotechnology fields. CSPI purchased the assets of Signal for $2,159,000 in cash. This transaction was accounted for as a purchase. In June 1997, the Scanalytics product group was consolidated with the assets acquired from Signal and was setup as a wholly-owned subsidiary called Scanalytics, Inc. ("Scanalytics"). Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research including Digital Microscopy, Genomics, and High-Throughput Screening. Scanalytics sells both direct and through a network of distributors and resellers.

   The CSPI MultiComputer Division ("MultiComputer Division") helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via a worldwide organization of distributors in the rest of the world.

 (b) Financial Information about Industry Segments

   The Company considers its products to be of four segments: Systems, System and Service Integration, E-Commerce Software, and Other Software. The following table presents sales by industry segment:

                                          2001    %    2000    %    1999    %
                                         ------- ---  ------- ---  ------- ---
                                               (Dollars in thousands)
   Systems.............................. $ 8,430  20% $12,772  21% $15,555  30%
   System and service integration....... $29,693  71% $45,597  73% $32,978  64%
   E-Commerce software.................. $ 1,906   5% $ 1,810   3% $   790   1%
   Other Software....................... $ 1,887   4% $ 1,842   3% $ 2,372   5%
                                         ------- ---  ------- ---  ------- ---
     Total Sales........................ $41,916 100% $62,021 100% $51,695 100%
                                         ======= ===  ======= ===  ======= ===

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

Products and Services

 CSPI MultiComputer Division Products

   CSPI MultiComputer Division supplies very dense high-performance cluster computer systems ("HPC") for the high-end scientific/technical/defense computing markets and high-performance embedded computer systems ("HPEC") for the signal/image processing market. Applications expertise, product innovation, strong technical support, and dedicated customer support make CSPI one of the industry's leading providers of high-performance cluster computer systems.

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

  FastCluster Products

   In April of fiscal year 2000, CSPI MultiComputer Division introduced the FastCluster line of high-performance cluster computer systems incorporating hundreds of processors, all interconnected by a very high-bandwidth network. FastCluster systems are very dense Linux cluster computers designed to meet the needs of a wide range of computationally intensive applications in the military computer marketplace. Applications areas include radar and sonar signal processing, command and control, communications and intelligence.

   FastCluster offers customers a very dense open hardware platform including the most modern processors, memory and networking components, easy upgrades through continuous insertion of the latest technologies and seamless application reuse through the use of industry standards, such as Open Source Software (OSS) including Linux, MPI and VSIPL. The superior architectural design of FastCluster products is based on 7400 processors from Motorola(TM) incorporating AltiVec(TM) technology, high-speed memory and Myrinet(TM) 2000. FastCluster products use the industry-standard Linux operating system for PowerPC(TM) processors and are compatible with the full range of third party software packages including FORTRAN compilers, vectorizers, math and image processing libraries, debuggers, profilers and other cluster development and run-time tools. CSPI MultiComputer's Linux-based products are offered with many high-availability features including instant booting from a cold start, error-correcting memory, a fault tolerant MPI-like library, hot-swappable hardware, extended environmental specifications and built-in test.

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

   The 2000 SERIES systems use the best of open systems technologies incorporating the latest PowerPC(TM) RISC processors, Myrinet(TM) networking technology, Message Passing Interface (MPI) software for interprocessor communications and the VxWorks(R) real-time operating system. The 2000 SERIES product offers very high density, low power and a full set of reliability, maintainability and repairability features. The incorporation of open and standard technologies in the 2000 SERIES systems ensures that customers receive systems using the latest technology while reducing the risks associated with proprietary technology.

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

   CSPI MultiComputers supplies, on an "as available' basis, support for other older products, some initially released a decade or more ago, still in use by our customers, mainly on critical applications within the defense industry.

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

  High Throughput Screening

   High Throughput Screening systems are characterized by a high density of samples automated analysis and experimental repeatability. MicroArray Suite, introduced by Scanalytics in 1999, is an extension to IPLab that was developed by and licensed from the National Center for Human Genome Research at the National Institutes of Health. This software package assists researchers in analyzing microarrays, which are devices that let researchers evaluate potential drug candidates by testing them against thousands of DNA fragments simultaneously. MicroArray Suite is priced at $6,000. Scanalytics is continuing development of the Elispot Imager in collaboration with the Navy Medical Research Center. This system of software and hardware is used for immunological assays. (Elispot stands for Enzyme Linked Immuno-Spot). ELISpot Imager is priced at $21,000.

 MODCOMP, Inc.

  Integration Services

   In recent years, MODCOMP's product offering has shifted away from the sales of MODCOMP produced (proprietary and open architecture) hardware toward integration solutions including hardware, software, special engineering, and third party hardware and software. MODCOMP's value proposition is integrating these components together into a complete solution and installing the system at the customer site. These services are offered by all MODCOMP locations. In particular, the German subsidiary has had significant successes in the telecommunication market with the recent deregulation of that industry.

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

   In July 1997, MODCOMP began the launch of its RealStar II line of computer systems. This is a line of third party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP's REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for the real-time, process control market place. During fiscal year 1999, MODCOMP purchased a license for ScadaBase from Access Ware in order to complement the capabilities of the REAL/IX operating system. ScadaBase has also been programmed to work with the LINUX operating system for applications like the monitoring of Internet Service Provider's (ISP's) facilities. Prices for these systems range from $6,000 to $25,000.

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

   In fiscal year 1997, MODCOMP launched ViewMax(R) in the United States. ViewMax(R) is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology for E-commerce applications. Using ViewMax(R) technology, MODCOMP creates solutions that can extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. Using ViewMax(R), MODCOMP creates solutions that can also integrate Electronic Commerce transactions with existing legacy systems. Although the product has broad potential, the early adopters of this technology have used it primarily for facilitating Electronic Commerce and creating Extranets. Current ViewMax(R) customers are in the travel, insurance, financial, health services, governmental and manufacturing/ distribution markets. Prices for ViewMax(R) range from $40,000 to $250,000.

   MODCOMP markets solutions using ViewMax directly to end-users. The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax(R) is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the US and UK, a wide range of companies from a broad spectrum of industry have adopted it, including travel, insurance, system integrators, automotive and consumer electronics.

  Wireless Portal Server Softwar

   In fiscal 2000, MODCOMP launched WAP66 in Germany for the wireless market. WAP66 is universal wireless transaction server software. Its configuration toolset allows you to write once and deploy anywhere on any type of mobile device. WAP66 automatically addresses the technical requirements to implement the ability to combine dynamic content management with on the fly formatting for optimal support of various mobile devices. In addition, WAP66 provides a simple user administration system and strict session control that allows the user to perform highly complex transactions for complete M-business solutions.

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

  FastCluster Markets

   The MultiComputer Division's newly introduced FastCluster line of high-performance cluster computer systems was designed to meet the needs of a wide range of computationally intensive applications in the scientific/defense high-performance computer marketplace. Typical applications in this market include radar and sonar, signal processing, command and control, communications and intelligence.

   FastCluster brings to the high-performance cluster computing market a family of products incorporating many important features differentiating it from all other cluster computing offerings. FastCluster systems are distinguished by their elegant packaging--providing the highest density and lowest power consumption, high-speed node-to-node communications--providing optimum performance with true scalability and a completely integrated architecture-- combining Linux, MPI, Myrinet and fault tolerance features. FastCluster systems offer the high-performance cluster computing market the best combined performance, features and price.

  2000 SERIES Markets

   2000 SERIES systems are sold primarily to prime contractors within the defense industry for use in sonar and radar systems, simulators, speech recognition equipment, night vision systems and signal & image analysis computers.

   New programs requiring signal/image processing and analysis equipment as well as upgrades to existing military systems considered essential for maintaining our military leadership continues at a steady rate. However, fewer new programs are now funded into full deployment as the number of platforms (ships, planes, tanks, etc.) for computer systems reduce in number. Both new and upgrade programs require a substantial period of development and evaluation time before products are deployed into field use. Time from development to deployment varies based on the program, however, many programs are now stretching out well beyond the historical twelve to twenty-four month time period.

   The MultiComputer division supplies commercial-off-the-shelf (COTS) products to defense industry prime contractors who are being encouraged to use COTS solutions rather than build systems in-house using proprietary designs. The COTS initiative is in response to US Defense Department's efforts to contain program costs and to improve the time and cost to insert new technology into existing field equipment. This initiative is now being adopted by other governmental procurement agencies around the world. 2000 SERIES MultiComputer systems have been shipped to a number of customers developing COTS-based systems or evaluating its use for future COTS programs.

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

  MODCOMP

   MODCOMP supplies and integrates network and storage solutions and designs, manufactures, services and markets worldwide, high-speed mini-computers principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has expanded its product line by including third-party equipment in their sales and servicing offerings. This new focus as a "total solutions company" allows MODCOMP to meet the needs of their customers with a variety of products including internally produced as well as those from third-party manufacturers.

   Sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus of $16,630,000 (40%) in 2001. This customer is a "wireless" telecommunication company in Germany. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

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

   Geographically, Europe accounts for approximately 67% of total sales. Historically, approximately 80% of MODCOMP's revenue was generated internationally. During the current year, MODCOMP had significant sales from system integration customers in Germany. Accordingly, changes in market conditions in European countries in which we operate may significantly affect MODCOMP's performance.

   The following table sets forth the amounts (in thousands of dollars) and percentage of sales by geographical area during fiscal years 2001, 2000 and 1999.

                                                 Year Ended August 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
   Europe................................ $27,981  67% $43,882  71% $28,692  56%
   North America.........................  13,411  32%  16,234  26%  18,632  36%
   Asia..................................     524   1%   1,690   3%   4,347   8%
   Other.................................     --  --       215 -- %      24 -- %
                                          ------- ---  ------- ---  ------- ---
                                          $41,916 100% $62,021 100% $51,695 100%
                                          ======= ===  ======= ===  ======= ===

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

  2000 SERIES Competition

   The Company's direct competitors for the MultiComputer Division in the defense market are Mercury Computer Inc. and Sky Computers, Inc. DSP board manufacturers including DY4, Pentek, SBS, Spectrum Signal and Alacron that specialize in the DSP segment of this market are indirect competitors. In the low performance segment of the market general-purpose computer and single board computer, manufacturers such as Motorola, Force, Hewlett Packard and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

  FastCluster Competition

   Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors for the MultiComputer Division's FastCluster products. FastCluster products are distinguished by their elegant packaging providing the highest density and lowest power consumption, high-speed node-to-node communications--providing true scalability and optimum performance and a completely integrated architecture--combining Linux, MPI, Myrinet and fault tolerance features. CSPI believes that its FastCluster products offer the best value in combined performance, features and price. FastCluster is a newly introduced product line and these distinguishing characteristics may not overcome the capabilities of much larger companies competing in this segment of the high-performance computer market.

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

   MODCOMP's direct competition with its real-time UNIX operating system include VxWorks, HP-UX, PowerMAX, Windows NT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

   The Company's principal direct competitors to ViewMax in the Legacy Extension market space are IBM, Jacada, Attachmate, Clientsoft, Intelligent Environments, and Enterprise Link. Companies such as Jacada,

Attachmate and IBM have greater technical resources and marketing organizations, and could adversely affect our position.

   Competitors for MODCOMP's WAP66 transaction server software, in this new wireless market segment, range from small, single product companies to large multinational companies with much greater resources like Oracle, IBM, and Microsoft.

   In the network management and storage systems integration services business, MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as EDS, IBM, Sun Microsystems, and Compaq.

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

   MODCOMP supports its customers in a number of ways including telephone assistance, on-site service, installation of systems, training and education. Service and parts warranty, generally of 90 days duration is provided on all products. In addition, MODCOMP sells maintenance service contracts to customers. MODCOMP also conducts customer training courses of one to three weeks' duration on a fee basis either at their or the customer's location.

   Field and customer service support is provided through offices strategically located throughout the world.

Research and Development

   During fiscal 2001, CSPI's expenses (including depreciation) for engineering and development were approximately $3,823,000 (9% of sales) compared to approximately $4,031,000 (6% of sales) and $4,199,000 (8% of sales) in fiscal years 2000 and 1999, respectively. Expenditures for engineering and development are expensed as they are incurred. The CSPI MultiComputer Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software for multicomputers. Scanalytics Inc. will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. CSPI MultiComputer Division's products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. MODCOMP will continue development of the ViewMax and WAP66 products, Real/IX PX and AccessPoint for SCADA solutions.

   During 2000, Scanalytics finalized its IPLab software to work under the Windows operating systems, bringing it to parity with the Macintosh product. Scanalytics also worked on three other major projects: improvements to the MicroArray Suite product line for Macintosh; updates to the Macintosh products to maintain their competitiveness; and development of the Elispot Imager.

   Of CSPI MultiComputer's Division and Scanalytics 57 employees, 17 professional and staff employees were engaged in software and hardware engineering and development activities as of August 31, 2001.

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

   Of MODCOMP's 117 employees, 5 professional and staff employees are engaged in software and hardware engineering and development.

   The Company does not have any patents that are material to its business.

Backlog

   The Company's backlog of customer orders and contracts was approximately $ 4,628,000 at August 31, 2001 as compared to $11,770,000 at August 31, 2000. The backlog of the Company can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases.

Employees

   On August 31, 2001, the Company had 174 employees. None of the Company's employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

 (c) Financial Information about Foreign and Domestic Operations and Export
 Sales

   A summary of net sales, attributable to CSPI's foreign and domestic operations for the fiscal years ended August 2001, 2000 and 1999 is presented at Note 12 to the Consolidated Financial Statements of the Registrant included in item 8.

Item 2. Properties

   Listed below are CSPI's principal facilities as of August 31, 2001. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                            Owned or Approximate
         Location                     Principal Use          Leased  Floor Area
         --------             ----------------------------- -------- -----------
CSP Inc.....................  Corporate Headquarters         Leased  21,500 S.F.
 43 Manning Road              Manufacturing, Sales,
 Billerica, MA                Marketing, and Administration

Scanalytics, Inc............  Corporate Headquarters         Leased   3,518 S.F.
 8550 Lee Highway, Suite 400  Sales, Marketing, and
 Fairfax, VA                  Administration

MODCOMP, Inc................  Corporate Headquarters         Leased  77,429 S.F.
 1650 West McNab Road         Sales, Marketing, and
 Ft. Lauderdale, FL           Administration

MODCOMP Canada, Ltd.........  Sales, Marketing, and          Leased     730 S.F.
 530 Otto Road                Administration
 Unit 11A
 Mississaugu, Ontario Canada

Modular Computer System,      Sales, Marketing, and          Leased   1,837 S.F.
 GmbH.......................  Administration
 Oskar-Jager-Strasse 125-143
 D-50825
 Koln Germany

MODCOMP, Ltd................  Sales, Marketing, and          Leased   5,173 S.F.
 Acorn House                  Administration
 61 Peach Street
 Wokingham RG40 1XP
 United Kingdom

MODCOMP Systemhaus, GmbH....  Sales, Marketing and Service   Leased     945 S.F.
 Gartenstr. 23-27
 61352 Bad Homburg

   In addition to the facilities listed above, CSPI also leases space in various domestic and international industrial centers for use as sales and service offices.

Item 3. Legal Proceedings

   MODCOMP is currently the defendant in a lawsuit, which arose, in the ordinary course of business. Based in part on the opinion of legal counsel representing the Company in this lawsuit, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial position.

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

                                                           2001         2000
                                                        ----------- ------------
   Fiscal Year                                          High   Low   High   Low
   -----------                                          ----- ----- ------ -----
   1st Quarter......................................... $6.44 $3.69 $ 6.62 $4.56
   2nd Quarter.........................................  4.25  2.63  17.00  4.69
   3rd Quarter.........................................  4.25  3.28  17.00  5.37
   4th Quarter.........................................  4.00  3.51   8.25  5.00

   As of November 23, 2001, there were 3,511,392 shares of Common Stock outstanding, held of record by approximately 113 stockholders. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 2,500.

   The Company has never paid any cash dividends on its Common Stock. The Company's present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Item 6. Selected Financial Data

   This information is set forth in the Selected Financial Data section of Item 8 (page 51).

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

Item 8. Financial Statements and Supplementary Data

   The following Consolidated Financial Statements and supplementary data for CSP Inc. are included herein.

                                                                          Page
                                                                          -----
Independent Auditors' Report.............................................    22

Consolidated Balance Sheets as of August 31, 2001 and August 31, 2000....    23

Consolidated Statements of Operations for the years ended August 31,
 2001, August 31, 2000 and August 27, 1999...............................    24

Consolidated Statements of Stockholders' Equity for the years ended
 August 31, 2001, August 31, 2000 and August 27, 1999....................    25

Consolidated Statements of Cash Flows for the years ended August 31,
 2001, August 31, 2000 and August 27, 1999...............................    26

Notes to Consolidated Financial Statements............................... 27-39

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

 (a) Identification of Directors

   Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated November 30, 2001 in connection with its Annual Meeting of Stockholders to be held on January 29, 2002 ("Registrant's 2001 Proxy Statement").

 (b) Identification of Executive Officers

   Information about the executive officers of the Company is set forth below.

 Name and Age                               Business Affiliations
 ------------                               ---------------------
 Alexander R. Lupinetti (56) Chairman, Chief Executive Officer and President of
                             CSPI since October 1996; President and Chief
                             Executive Officer of each of the TCAM Systems
                             Inc., Shared Systems Corporation and SoftCom
                             Systems, Inc. subsidiaries of Stratus Computer
                             Inc. from 1987 to 1996.

 Gary W. Levine (53)         Vice President of Finance and Chief Financial
                             Officer of CSPI since September 1983; Controller
                             of CSPI from May 1983 to September 1983.

 Scott M. Mitchell (45)      Vice President of Corporate Business Development
                             of CSPI since August 2001; Chief Operating Officer
                             of Dataware Solutions, Inc. from 2000 to 2001;
                             Busines Unit Manager--Engineering Staffing Service
                             of Adept, Inc. from 1998 to 2000 Director of
                             Marketing Programs of Stratus Computer, Inc. from
                             1995 to 1998; UNIX Business Development Manager of
                             Stratus Computer, Inc. from 1991 to 1995.

 Amy J. Dexter (35)          Treasurer of CSPI since September 1999; Corporate
                             Controller of CSPI since February 1999 and from
                             October 1993 to March 1997; Manager of Financial
                             Reporting of SierraCom from July 1998 to February
                             1999; Controller of Microwave Radio
                             Communications, a division of California
                             Microwave, Inc. (currently known as Adaptive
                             Broadband) from March 1997 to July 1998; Senior
                             Accountant at Robert Allen Fabrics from October
                             1992 to October 1993; Supervising Senior
                             Accountant at KPMG LLP from July 1988 to October
                             1992.

 William E. Bent, Jr. (45)   Vice President of CSPI and General Manager of
                             MultiComputer Division since July 2000; Vice
                             President of Engineering for MultiComputer
                             Division from October 1999 to July 2000; Director
                             of Engineering for MultiComputer Group from March
                             1996 to October 1999; Sr. Technical Manager of
                             Optronics, An Intergraph Division, from 1989 to
                             March 1996.

 Fernando Delaville (44)     President and Chief Executive Officer of
                             Scanalytics since April 2000; Biomedical Products
                             Manager at Atto Instruments, LLC from May 1998 to
                             April 2000; Manager of Microscopy Applications at
                             Scanalytics from September 1992 to April 1998;
                             Biomedical Equipment Specialist at Thomas
                             Jefferson University from November 1989 to August
                             1992; Research Scientist at University of
                             Massachusetts Medical Center from February 1987 to
                             October 1989.

 (c) Identification of Certain Significant Employees

   None

 (d) Family Relationships

   There is no family relationship between any director and executive officer of the Company.

 (e) Business Experience

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in registrant's 2001 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part III Item 10 (b) of this Form 10-K.

 (f) Involvement in Certain Legal Proceedings

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 2001 Proxy Statement.

 (g) Compliance with Section 16(a) of the Exchange Act

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Registrant's 2001 Proxy Statement.

Item 11. Executive Compensation

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 (a) Security Ownership of Certain Beneficial Owners

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 2001 Proxy Statement.

 (b) Security Ownership of Management

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 2001 Proxy Statement.

 (c) Changes in Control

   The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 2001 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) (1) Financial Statement filed as part of this report:

   Independent Auditors' Report..........................................    22

   Consolidated Balance Sheets as of August 31, 2001 and August 31,
    2000.................................................................    23

   Consolidated Statements of Operations for the years ended August 31,
    2001, August 31, 2000 and August 27, 1999............................    24

   Consolidated Statements of Stockholders' Equity for the years ended
    August 31, 2001, August 31, 2000, and August 27, 1999................    25

   Consolidated Statements of Cash Flows for the years ended August 31,
    2001, August 31, 2000, and August 27, 1999...........................    26

   Notes to Consolidated Financial Statements............................ 27-39

    (2) Financial Statement Schedules

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

  3.2 By-Laws of the Company, as amended through March 21, 1995

 10.1 1981 Incentive Stock Option Plan as amended (Exhibit 10.3 to the Form S-
      8, File No. 2-79414, 1987 Registration Statement)

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

 10.13 Employment Agreement between CSP Inc. and Mr. Lupinetti dated September
       12, 1996 (Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)

 10.14 Signal Analytics Purchase Agreement (Exhibit 10.14 to Form 10-K for the year ended August 29, 1997)

 10.15 Modcomp/Cerplex L.P. Purchase Agreement (Exhibit 10.15 to Form 10-K for the year ended August 29, 1997)

 10.16 Lease Agreement for property located at 43 Manning Road, Billerica, MA between CSP Inc. and New Boston (sold to CalEast in July 2001 )

 11.0  Basic and Diluted Earnings Per Share Computation for the years ended
       August 31, 2001, August 31, 2000, and August 27, 1999

 22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended August 31, 2001)

 23.0  Consent of Independent Certified Public Accountants

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CSP INC.

                                                /s/ Alexander R. Lupinetti
                                          By: _________________________________
                                                  Alexander R. Lupinetti
                                            Chief Executive Officer, President
                                                       and Chairman

Date: November 27, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----
    /s/ Alexander R. Lupinetti         Chief Executive Officer,    November 27, 2001
______________________________________  President and Chairman
        Alexander R. Lupinetti

        /s/ Gary W. Levine             Vice President of Finance,  November 27, 2001
______________________________________  Chief Financial Officer
            Gary W. Levine

       /s/ J. David Lyons              Director                    November 27, 2001
______________________________________
            J. David Lyons

       /s/ C. Shelton James            Director                    November 27, 2001
______________________________________
           C. Shelton James

        /s/ Sandford Smith             Director                    November 27, 2001
______________________________________
            Sandford Smith

       /s/ Robert Williams             Director                    November 27, 2001
______________________________________
           Robert Williams

                                    CSP INC.

                           ANNUAL REPORT ON FORM 10-K

                                     Item 8
                  Financial Statements and Supplementary Data
                           Year Ended August 31, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of August 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended August 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP
October 2, 2001
Boston, Massachusetts

                           CSP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                          August 31, August 31,
                                                             2001       2000
                                                          ---------- ----------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 1,398    $ 3,923
  Short-term investments.................................   12,330      9,150
  Accounts receivable, net of allowance for doubtful
   accounts of $261 in 2001
   and $409 in 2000......................................    5,731      6,841
  Inventories............................................    5,312      5,793
  Deferred income taxes..................................      942      1,104
  Other current assets...................................      921        800
                                                           -------    -------
      Total current assets...............................   26,634     27,611
                                                           -------    -------
Property, equipment and improvements, net................    1,417      3,201
                                                           -------    -------
Other assets:
    Long-term investments................................      350      2,471
    Land held for future development.....................       --        163
    Deferred income taxes................................    1,602      1,122
    Goodwill, net of accumulated amortization of $765 and
     $580 in 2001
     and 2000............................................      754        939
    Other assets.........................................    1,592      1,549
                                                           -------    -------
      Total other assets.................................    4,298      6,244
                                                           -------    -------
      Total assets.......................................  $32,349    $37,056
                                                           =======    =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..................  $ 4,221    $ 5,189
  Income taxes payable...................................      485        813
      Total current liabilities..........................    4,706      6,002
                                                           -------    -------
  Deferred compensation and retirement plans.............    3,869      3,608
                                                           -------    -------
  Commitments and contingencies
  Shareholders' equity:
    Common stock, $.01 par; authorized, 7,500 shares;
     issued 4,085 and 4,069 shares.......................       41         41
    Additional paid-in capital...........................   11,235     11,070
    Retained earnings....................................   16,359     19,962
    Accumulated other comprehensive income...............   (1,000)    (1,079)
                                                            26,635     29,994
  Less treasury stock, at cost, 571 and 491 shares.......    2,861      2,548
                                                           -------    -------
      Total shareholders' equity.........................   23,774     27,446
                                                           -------    -------
      Total liabilities and shareholders' equity.........  $32,349    $37,056
                                                           =======    =======

          See accompanying notes to consolidated financial statements.

                           CSP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Years ended August 31, 2001, August 31, 2000 and August 27, 1999
               (Amounts in thousands, except for per share data)

                                                       2001     2000     1999
                                                      -------  -------  -------
Sales:
  Systems............................................ $ 8,430  $12,772  $15,555
  System and service integration.....................  29,693   45,597   32,978
  E-Commerce software................................   1,906    1,810      790
  Software...........................................   1,887    1,842    2,372
                                                      -------  -------  -------
    Total sales......................................  41,916   62,021   51,695
                                                      -------  -------  -------
Cost of sales:
  Systems............................................   5,286    4,907    6,447
  Service and system integration.....................  25,426   38,304   24,725
  E-Commerce software................................     764      781      375
  Software...........................................     539      507      528
                                                      -------  -------  -------
    Total cost of sales..............................  32,015   44,499   32,075
                                                      -------  -------  -------
  Gross profit.......................................   9,901   17,522   19,620
                                                      -------  -------  -------
Operating expenses:
  Engineering development............................   3,823    4,031    4,199
  Selling, general & administrative..................   8,905   12,320   13,100
  Restructuring......................................      85       64      310
                                                      -------  -------  -------
    Total operating expenses.........................  12,813   16,415   17,609
                                                      -------  -------  -------
Operating income (loss)..............................  (2,912)   1,107    2,011
                                                      -------  -------  -------
Other income(expense):
  Dividend income....................................      24       11       32
  Interest income....................................     554      548      442
  Interest expense...................................     (98)     (89)     (40)
  Loss on disposal of French operation...............    (423)    (240)      --
  Gain on sale of property...........................   1,545       --       --
  Impairment charge on investments...................  (1,205)      --       --
  Other..............................................    (207)     331      178
                                                      -------  -------  -------
    Total other income, net..........................     190      561      612
                                                      -------  -------  -------
  Income (loss) before income taxes..................  (2,722)   1,668    2,623
  Provision for income taxes.........................     163      993    1,364
                                                      -------  -------  -------
    Net income (loss)................................ $(2,885) $   675  $ 1,259
                                                      =======  =======  =======
  Net income (loss) per share-basic.................. $ (0.82) $  0.19  $  0.35
                                                      =======  =======  =======
  Weighted average shares outstanding-basic..........   3,527    3,572    3,597
                                                      =======  =======  =======
  Net income (loss) per share-diluted................ $ (0.82) $  0.18  $  0.35
                                                      =======  =======  =======
  Weighted average shares outstanding-diluted........   3,527    3,663    3,641
                                                      =======  =======  =======

          See accompanying notes to consolidated financial statements.

                           CSP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        Years ended August 31, 2001, August 31, 2000 and August 27, 1999
                             (Amounts in thousands)

                                                              Accumulated
                                        Additional               other                  Total
                                         paid-in   Retained  comprehensive Treasury  Shareholders Comprehensive
                          Shares Amount  Capital   earnings     income      stock       Equity    income (loss)
                          ------ ------ ---------- --------  ------------- --------  ------------ -------------
Balance, August 28,
 1998...................  3,991   $40    $10,631   $18,028      $   (99)   $(2,060)    $26,540            --
Comprehensive income:
 Net income.............     --    --         --     1,259           --         --       1,259       $ 1,259
 Other comprehensive
  income (loss):
  Unrealized gain(loss)
   on available-for--
   sale securities           --    --         --        --           19         --          19            19
  Effect of foreign
   currency
   translation..........     --    --         --        --         (376)        --        (376)         (376)
                                                                                                     -------
   Total comprehensive
    income..............                                                                                 902
                                                                                                     =======
Exercise of stock
 options................      7    --         36        --           --         --          36
Issuance of shares under
 employee stock purchase
 plan...................     22    --        145        --           --         --         145
Issuance of treasury
 stock..................     --    --         --        --           --          2           2
Purchase of treasury
 stock..................     --    --         --        --           --       (260)       (260)
                          -----   ---    -------   -------      -------    -------     -------
Balance, August 27,
 1999...................  4,020    40     10,812    19,287         (456)    (2,318)     27,365
Comprehensive income:
 Net income.............     --    --         --       675           --         --         675           675
 Other comprehensive
  income (loss):
  Unrealized gain
   (loss) on available-
   for-Sale
   securities...........     --    --         --        --          (33)        --         (33)          (33)
  Effect of foreign
   currency
   translation..........     --    --         --        --         (590)        --        (590)         (590)
                                                                                                     -------
   Total comprehensive
    income..............                                                                                  52
                                                                                                     =======
Exercise of stock
 options................     35     1        196        --           --         --         197
Issuance of shares under
 employee stock purchase
 plan...................     14    --         62        --           --         --          62
Purchase of treasury
 stock..................     --    --         --        --           --       (230)       (230)
                          -----   ---    -------   -------      -------    -------     -------
Balance August 31,
 2000...................  4,069    41     11,070    19,962        (,079)    (2,548)     27,446
Comprehensive income:
 Net income (loss)......     --    --         --    (2,885)          --         --      (2,885)       (2,885)
 Other comprehensive
  income (loss):
  Unrealized gain(loss)
   on available-for-
   sale securities......     --    --         --        --          (68)        --         (68)          (68)
  Effect of foreign
   currency
   translation..........     --    --         --        --          147         --         147           147
                                                                                                     -------
   Total comprehensive
    loss................                                                                             $(2,800)
                                                                                                     =======
Exercise of stock
 options................      2    --          7        --           --         --           7
Issuance of shares under
 employee stock purchase
 plan...................     14    --         56        --           --         --          56
Purchase of treasury
 stock..................     --    --         --        --           --       (313)       (313)
Dividend distribution of
 shares of Vertical
 Buyer..................     --    --         --      (718)          --         --        (718)
Income tax benefit
 related to exercise of
 stock options..........     --    --        102        --           --         --         102
                          -----   ---    -------   -------      -------    -------     -------
Balance August 31,
 2001...................  4,085   $41    $11,235   $16,359      $(1,000)   $(2,861)    $23,774
                          =====   ===    =======   =======      =======    =======     =======

          See accompanying notes to consolidated financial statements.

                           CSP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        Years ended August 31, 2001, August 31, 2000 and August 27, 1999
                             (Amounts in thousands)

                                                     2001      2000      1999
                                                   --------  --------  --------
Cash flows from operating activities:
Net income (loss)................................  $ (2,885) $    675  $  1,259
Adjustments to reconcile net income (loss) to net
 cash provided by
 operating activities:
  Depreciation and amortization..................       964     1,388     1,245
  Gain on sale of property, net..................    (1,318)       --        --
  Impairment charge on investments...............     1,205        --        --
  Deferred compensation and retirement plans.....       261        35       210
  Deferred income taxes..........................      (318)     (387)      397
  Income tax benefit related to exercise of stock
   options.......................................       102        --        --
  Other assets...................................       (43)     (171)       87
  Changes in current assets and liabilities:
   Decrease in accounts receivable, net..........     1,110       554       303
   Decrease in inventories.......................       481        12       503
   (Increase)decrease in other current assets....      (121)      745      (297)
   Decrease in accounts payable and accrued
    expenses.....................................      (968)     (939)     (271)
   Increase(decrease)in income taxes payable.....      (328)      766    (1,328)
                                                   --------  --------  --------
Net cash provided by (used in ) operating
 activities......................................    (1,858)    2,678     2,108
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchases of available-for-sale securities.....      (344)     (707)     (458)
  Purchases of held-to-maturity securities.......   (47,865)  (36,177)  (18,637)
  Sales of available-for-sale securities.........       472       525       289
  Maturities of held-to-maturity securities......    44,687    35,221    18,093
  Proceeds from sale of property, net of
   expenses......................................     3,097        --        --
  Purchases of property, equipment and
   improvements..................................      (611)     (805)   (1,106)
                                                   --------  --------  --------
Net cash used in investing activities............      (564)   (1,943)   (1,819)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from stock options....................         7       197        36
  Proceeds from issuance of shares under employee
   stock purchase plan...........................        56        62       145
  Purchase of treasury stock.....................      (313)     (230)     (258)
                                                   --------  --------  --------
Net cash provided by(used in) financing
 activities......................................      (250)       29       (77)
                                                   --------  --------  --------
Effects of exchange rate on cash.................       147      (590)     (376)
                                                   --------  --------  --------
Net increase (decrease) in cash..................    (2,525)      174      (164)
Cash and cash equivalents, beginning of year.....     3,923     3,749     3,913
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $  1,398  $  3,923  $  3,749
                                                   ========  ========  ========
Supplementary cash flow information:
  Cash paid for income taxes, net................  $    756  $    896  $  2,750
                                                   ========  ========  ========
  Cash paid for interest.........................  $    108  $    105  $     54
                                                   ========  ========  ========
  Non-cash distribution of dividends.............  $    718        --        --
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

1. Summary of Significant Accounting Policies

 Fiscal Year

   The Company changed its fiscal year end from the last Friday in August to the last day in August for Fiscal 2000. In Fiscal 1999 each quarter was 13 weeks in length ending on the last Friday of the quarter. In Fiscal 2000 each quarter ended on the last day of the last month of the quarter. Fiscal Year 2000 was 53 weeks in length compared to 52 weeks in Fiscal 1999. Effective on September 1, 2001, the Company changed its fiscal year end from August 31 to September 30. This change was effective for the one-month period ended September 30, 2001.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 Foreign Currency Translation

   Assets and liabilities of the Company's foreign operations are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders' equity on the consolidated balance sheets.

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

                           CSP INC. AND SUBSIDIARIES

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

 Revenue Recognition

   CSPI sells its software offerings and recognizes its revenue as follows:

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

   The Company generally recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectiblity is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

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

                           CSP INC. AND SUBSIDIARIES

 Earnings Per Share of Common Stock

   On April 12, 1999, the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on May 7, 1999 to stockholders of record on April 21, 1999. On October 14, 1998, the Company announced an eleven-for-ten stock split in the form of a common stock dividend distributed on November 16, 1998 to stockholders of record on October 26, 1998. All per share data and number of common stock shares contained in the annual report reflect the stock dividends of April 12, 1999.

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

   The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company's reported net income is as follows:

                                                         2001     2000   1999
                                                        -------  ------ ------
                                                             (Amounts in
                                                        thousands, except per
                                                               share)
Net income (loss)...................................... $(2,885) $  675 $1,259
Weighted average number of shares outstanding--basic...   3,527   3,572  3,597
Incremental shares from the assumed exercise of stock
 options...............................................      --      91     44
                                                        -------  ------ ------
Weighted average number of shares outstanding--
 dilutive..............................................   3,527   3,663  3,641
                                                        =======  ====== ======
Net income (loss) per share--basic..................... $ (0.82) $ 0.19 $ 0.35
                                                        =======  ====== ======
Net income (loss) per share--diluted................... $ (0.82) $ 0.18 $ 0.35
                                                        =======  ====== ======

   Options to purchase 429,728 shares of common stock in 2001, 11,800 shares of common stock in 2000 and 27,618 shares in 1999, were outstanding during the years then ended, but were not included in the year-to-date calculation of diluted net income per share because the option exercise price was greater than the average market price of the common shares during those periods.

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

 New Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 to the adoption of SFAS 142. The

                           CSP INC. AND SUBSIDIARIES

Company does not believe there will be a material effect from the adoption of these new standards. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating these statements.which the Company anticipates will result in no goodwill amortization in post implementation years versus goodwill amortization of $185,000 in each of the last three fiscal years.

   FASB recently issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143)" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact on this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

   On October 3, 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact on this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

 Reclassifications

   Certain reclassifications were made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

                           CSP INC. AND SUBSIDIARIES

2. Investments

   At August 31, 2001 and August 31, 2000, investments consisted of the following:

                                                   Gross      Gross
                                      Amortized  Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                      ---------- ---------- ---------- -------
                                               (Amounts in thousands)
August 31, 2001
Marketable equity securities.........  $   530     $   67         --   $   597
Bonds and municipal revenue notes....    6,454         --         --     6,454
Money market funds and commercial
 paper...............................    5,379         --         --     5,379
Investment in Vertical Buyer.........       77         --         --        77
U.S. treasury bills..................      173         --         --       173
                                       -------     ------    -------   -------
  Total..............................  $12,613     $   67         --   $12,680
                                       =======     ======    =======   =======
August 31, 2000
Marketable equity securities.........  $   659     $  135         --   $   794
Bonds and municipal revenue notes....    4,473         --         --     4,473
Money market funds and commercial
 paper...............................    4,183         --         --     4,183
Investment in Vertical Buyer.........    2,000         --         --     2,000
U.S. treasury bills..................      171         --         --       171
                                       -------     ------    -------   -------
  Total..............................  $11,486     $  135         --   $11,621
                                       =======     ======    =======   =======
                                      Short-term Long-term    Total
                                      ---------- ---------- ----------
August 31, 2001
Held-to-maturity.....................  $11,800     $  350    $12,150
Available-for-sale...................      530         --        530
                                       -------     ------    -------
                                       $12,330     $  350    $12,680
                                       =======     ======    =======
                                      Short-term Long-term    Total
                                      ---------- ---------- ----------
August 31, 2000
Held-to-maturity.....................  $ 8,356     $2,471    $10,827
Available-for-sale...................      794         --        794
                                       -------     ------    -------
                                       $ 9,150     $2,471    $11,621
                                       =======     ======    =======

   Net unrealized gains (losses) on available-for-sale investments are reported as a separate component of stockholders' equity until realized. This change in unrealized gains amounted to ($68,000), ($33,000) and $19,000 for the years ended August 31, 2001, August 31, 2000, and August 27, 1999, respectively.

   Assets of $828,000 and $925,000 at August 31, 2001 and August 31, 2000,
respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table.

   During fiscal year 2000, the Company invested $2 million in Vertical Buyer Inc., which is a holding company for a network of internet sites formed to capitalize on business to business e-commerce opportunities initially in the global commercial lighting and electrical markets. The Company distributed 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000. During May 2001, the Company recorded an impairment charge on the Vertical Buyer investment of $1,205,000.

                           CSP INC. AND SUBSIDIARIES

3. Inventories

   Inventories consist of the following:

                                                            2001        2000
                                                         ----------- -----------
                                                         (Amounts in thousands)
Raw materials........................................... $     2,957 $     2,340
Work-in-process.........................................         439         732
Finished goods..........................................       1,916       2,721
                                                         ----------- -----------
  Total................................................. $     5,312 $     5,793
                                                         =========== ===========

4. Accumulated Other Comprehensive Income

   The components of Accumulated Other Comprehensive Income are as follows:

                                           Unrealized               Accumulated
                                           Gain (loss)   Foreign       Other
                                               On      Translation Comprehensive
                                           Investments Adjustment     Income
                                           ----------- ----------- -------------
                                                  (Amounts in thousands)
Balance August 28, 1998...................    $149       $  (248)     $   (99)
  Change in period........................      19          (376)        (357)
                                              ----       -------      -------
Balance August 27, 1999...................     168          (624)        (456)
  Change in period........................     (33)         (590)        (623)
                                              ----       -------      -------
Balance August 31, 2000...................     135        (1,214)      (1,079)
  Change in period........................     (68)          147           79
                                              ----       -------      -------
Balance August 31, 2001...................    $ 67       $(1,067)     $(1,000)
                                              ====       =======      =======

5. Income Taxes:

   Reconciliation of expected income tax expense (benefit) to actual income tax expense (benefit) is as follows:

                                          2001          2000         1999
                                       ------------   ----------  ------------
                                            (Amounts in thousands)
Computed expected tax expense
 (benefit)............................ $(926)  34.0%  $567  34.0% $  892  34.0%
Increases(reductions) in taxes
 resulting from:
  Dividend exclusion..................    (6)   0.2     (6) (0.4)     (9) (0.3)
  Tax exempt interest.................   (45)   1.7    (43) (2.6)    (56) (2.1)
  State income taxes, net of federal
   tax benefit........................   600  (22.0)   (10) (0.6)   (169) (6.5)
  Amortization of goodwill............    36   (1.3)    36   2.2      36   1.4
  Foreign operations..................   315  (11.6)   413  24.8     642  24.5
  Dividend grossed-up for Foreign
   tax................................   107   (3.9)    --    --      --    --
  Nondeductible life insurance........    --     --    (24) (1.4)     (6) (0.2)
  Other items.........................    82   (3.0)    60   3.6      34   1.2
                                       -----  -----   ----  ----  ------  ----
  Income tax expense.................. $ 163   (5.9)% $993  59.6% $1,364  52.0%
                                       =====  =====   ====  ====  ======  ====

                           CSP INC. AND SUBSIDIARIES

   For the years ended August 31, 2001 and August 31, 2000, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

                                                                 2001    2000
                                                                ------  ------
Deferred tax assets:
  Deferred compensation........................................ $1,155  $1,133
  Other accruals...............................................    785     252
  Bad debt reserves............................................     90     141
  In process research and development..........................    159     173
  Inventory capitalization and reserves........................    961     715
  State research and development credits, net of federal
   benefit.....................................................    389     228
  Net operating losses.........................................    757      --
                                                                ------  ------
  Gross deferred tax assets.................................... 4, 296   2,642
  Less: valuation allowance.................................... (1,578)   (360)
                                                                ------  ------
  Deferred tax asset less valuation allowance..................  2,718   2,282
Deferred tax liability:
  Accumulated depreciation and amortization....................   (174)    (56)
                                                                ------  ------
  Net deferred tax asset....................................... $2,544  $2,226
                                                                ======  ======

   The valuation allowance was $1,578,000 and $360,000 at August 31, 2001 and August 31, 2000, respectively. The valuation allowance was established due to long-term nature of certain deferred compensation, and retirement, inventory capitalization reserves and limited loss carry over periods for state net operating loss which may be realized over an extended period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at August 31, 2001.

   The provisions for income taxes are comprised of the following:

                                                         2001     2000    1999
                                                        -------  ------  ------
                                                             (Amounts in
                                                             thousands)
Current:
  Federal.............................................. $    --  $  239  $  238
  State................................................       1      93    (350)
  Foreign..............................................     480   1,047   1,077
                                                        -------  ------  ------
                                                            481   1,379     965
Deferred:
  Federal..............................................  (1,226)   (278)    206
  State................................................     908    (108)    193
                                                        -------  ------  ------
                                                           (318)   (386)    399
                                                        -------  ------  ------
                                                        $   163  $  993  $1,364
                                                        =======  ======  ======

                           CSP INC. AND SUBSIDIARIES

6. Property, Equipment and Improvements, Net

   Property, equipment and improvements, net consist of the following:

                                                           2001        2000
                                                        ----------- -----------
                                                        (Amounts in thousands)
Land................................................... $        -- $       587
Building and improvements..............................         343       1,776
Equipment..............................................       5,920       7,335
Automotive equipment...................................          41          41
                                                        ----------- -----------
                                                              6,304       9,739
Less accumulated depreciation and amortization.........       4,887       6,538
                                                        ----------- -----------
Property, equipment and improvements, net.............. $     1,417 $     3,201
                                                        =========== ===========

7. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                          2001        2000
                                                       ----------- -----------
                                                       (Amounts in thousands)
Accounts payable...................................... $     1,587 $     1,895
Commissions...........................................          55         146
Compensation and fringe benefits......................       1,358       1,878
Customer advances.....................................         183         296
Professional fees and shareholders' reporting costs...         293         217
Taxes, other than income..............................         418         423
Other, individually less than 5% of current
 liabilities..........................................         327         334
                                                       ----------- -----------
                                                            $4,221 $     5,189
                                                       =========== ===========

                           CSP INC. AND SUBSIDIARIES

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

   The following is a summary of common stock option activity for the three years ended August 31, 2001:

                                                   Number of Shares
                                            ---------------------------------
                           Weighted average
                            Exercise price
                           of shares under   1997     1991     1981    Total
                                plans        Plan     Plan     Plan    Plan
                           ---------------- -------  -------  ------  -------
Outstanding August
 28,1998..................      $5.20            --  247,765  13,575  261,340
  Granted.................      $6.95            --  100,226      --  100,226
  Exercised...............      $5.79            --   (3,642) (2,872)  (6,514)
  Expired & terminated....      $5.41            --  (25,201)   (665) (25,866)
                                            -------  -------  ------  -------
Outstanding August
 27,1999..................      $5.98            --  319,148  10,038  329,186
  Granted.................      $5.29       117,400       --      --  117,400
  Exercised...............      $5.58            --  (32,723) (2,763) (35,486)
  Expired & terminated....      $5.78        (4,000)  (7,813)   (664) (12,477)
                                            -------  -------  ------  -------
Outstanding August
 31,2000..................      $5.80       113,400  278,612   6,611  398,623
  Granted.................      $4.22        50,500       --      --   50,500
  Exercised...............      $4.60            --   (1,331)     --   (1,331)
  Expired & terminated....      $5.67        (3,000)  (8,453)     --  (11,453)
                                            -------  -------  ------  -------
Outstanding August
 31,2001..................      $5.26       160,900  268,828   6,611  436,339
                                            =======  =======  ======  =======
Available for future
 grants...................         --        38,750   17,663      --   56,413
Exercisable...............                   58,238  226,430   6,611  279,003

   The following table summarizes information about fixed stock options outstanding at August 31, 2001.

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                       Years Of   Average              Average
      Range of Exercise     Number    Contractual Exercise   Number    Exercise
      Prices              Outstanding    Life      Price   Exercisable  Price
      -----------------   ----------- ----------- -------- ----------- --------
      $3.75-- $5.74......   270,893       6.4      $ 5.08    143,843    $ 5.37
      $5.75-- $7.74......   158,046       3.1      $ 6.37    130,010    $ 6.34
      $8.75-- $8.99......     4,400       1.4      $ 8.50      4,400    $ 8.50
      $9.00--$11.25......     3,000       8.6      $11.21        750    $11.21
                            -------                          -------
                            436,339                $ 5.61    279,003    $ 5.87
                            =======                ======    =======    ======

                           CSP INC. AND SUBSIDIARIES

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

                                                           2001    2000   1999
                                                          -------  ----- ------
                                                              (Amounts in
                                                           thousands, except
                                                            per share data)
Net income (loss) as reported............................ $(2,885) $ 675 $1,259
Pro forma................................................ $(2,990) $ 553 $1,176
Income (loss) per share diluted as reported.............. $ (0.82) $0.18 $ 0.35
Pro forma................................................ $ (0.85) $0.15 $ 0.32

   The grant date fair value of each stock option is estimated using the following assumptions: an expected life of 5 years, expected volatility of 56% in 2001, 18.4% in 2000 and 1999 and dividend yields of 0% and a weighted average risk-free interest rate of 5.85 % in 2001, 6.30% in 2000 and 5.20% in 1999. The weighted average grant date fair values of options granted in 2001, 2000 and 1999 were $4.22, $5.90 and $5.23, respectively.

   The effects of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

9. Stock Purchase Plan

   In October 1997, the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 35,686 shares have been issued under the plan at August 31, 2001.

10. Deferred Compensation and Retirement Plans

   The Company has a 401(k) Retirement Plan under which the Company matches a portion of the employee's salary reduction contributions and may make discretionary contributions to the plan. All full-time employees with 90 days of continuous service are eligible for the plan. All Company contributions are fully vested. Contributions by the Company were $148,000, $163,000 and $170,000 for 2001, 2000, and 1999, respectively.

   The Company has a Supplemental Retirement Plan for certain employees that provides for payments (generally over 15 years) upon retirement, death or disability. The annual benefit is based upon a percentage of salary at the inception of the plan, plus an annual percentage increase, plus interest. In addition, the Company adopted deferred compensation plans for former key executives that provide for payments, over a ten-year period, upon retirement, death or disability based upon a percentage of salary at that time. The charge to expense for the plans for 2001, 2000 and 1999 amounted to $496,000, $436,000 and $372,000, respectively.

                           CSP INC. AND SUBSIDIARIES

11. Commitments and Contingencies

 Leases

   The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

   The Company was obligated under non-cancelable operating leases as follows:

                                                             Operating leases
                Fiscal year ending August:                 As of August 31, 2001
                --------------------------                 ---------------------
2002......................................................        $1,211
2003......................................................         1,145
2004......................................................         1,139
2005......................................................           799
2006......................................................           412
Thereafter................................................           418
                                                                  ======

   Occupancy costs under the operating leases approximated $1,100,000 in 2001, $1,024,000 in 2000, and $1,564,000 in 1999.

 Stock Repurchase

   On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At August 31, 2001, the Company has repurchased 570,875 or 77% of the total shares authorized to be purchased.

12. Segment and Geographical Information

   The following table presents certain operating segment information (amounts in thousands).

                                  System and     E-
                                    Service   Commerce  Other
                         Systems  Integration Software Software  Total
                         -------  ----------- -------- -------- -------
2001
Net Sales............... $ 8,430    $29,693    $1,906   $1,887  $41,916
Profit (loss) from
 operations.............    (270)    (2,109)   (1,123)     590   (2,912)
Identifiable assets.....  19,175     10,980       691    1,503   32,349
Capital expenditures....     403        193        12       12      620
Depreciation............     372        356        23       28      779
2000
Net Sales............... $12,772    $45,597    $1,810   $1,842  $62,021
Profit (loss) from
 operations.............   3,499       (769)   (2,211)     588    1,107
Identifiable assets.....  23,209     11,477       675    1,695   37,056
Capital expenditures....     289        485        19       12      805
Depreciation............     726        501        20       16    1,263
1999
Net Sales............... $15,555    $32,978    $  790   $2,372  $51,695
Profit (loss) from
 operations.............   2,355     (1,258)      220      694    2,011
Identifiable assets.....  22,168     12,806       266    1,873   37,113
Capital expenditures....     621        435        10       40    1,106
Depreciation............     653        263         6       40      962

                           CSP INC. AND SUBSIDIARIES

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

   Profit from operation is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/ income consists principally of loss on disposal of French operations, gain on sale of property, impairment charge on investments, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

     All intercompany transactions have been eliminated.

   Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

   Sales to individual customers constituting 10% or more of total sales were as follows:

                                                 2001        2000       1999
                                              ----------  ----------  ---------
                                                  (Amounts in thousands)
Customer A................................... $16,630 40% $22,363 36% $7,804 15%

   The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

   The Company's sales by geographic area based on the location of the customers are as follows:

                                                          2001    2000    1999
                                                         ------- ------- -------
                                                         (Amounts in thousands)
Europe.................................................. $27,981 $43,882 $28,692
North America...........................................  13,411  16,234  18,632
Asia....................................................     524   1,690   4,347
Other...................................................      --     215      24
                                                         ------- ------- -------
  Totals................................................ $41,916 $62,021 $51,695
                                                         ======= ======= =======

   Long-lived assets by geographic location at August 31, 2001, August 31, 2000 and August 27, 1999 were as follows:

                                                             2001   2000   1999
                                                            ------ ------ ------
United States.............................................. $1,628 $3,240 $3,952
Europe.....................................................    543    850    771
                                                            ------ ------ ------
  Totals .................................................. $2,171 $4,090 $4,723
                                                            ====== ====== ======

13. Restructuring Expenses

   In May 2001, April 2000 and March 1999, MODCOMP had a reduction of 17, 2 and 15 individuals, respectively, in its domestic workforce. The expenses related to the actions were approximately $85,000, $64,000 and $310,000 for severance costs, respectively.

                           CSP INC. AND SUBSIDIARIES

   The amounts accrued approximated the amounts paid under the May 2001, April 2000 and March 1999 restructuring programs.

14. Valuation and qualification account

   The Company had the following activity for the allowance for doubtful for doubtful accounts:

                                                               2001   2000 1999
                                                               -----  ---- ----
                                                                 (Amount in
                                                                 thousands)
Balance beginning of year..................................... $ 409  $395 $359
Additions.....................................................    --    14   36
Reductions....................................................  (148)   --   --
                                                               -----  ---- ----
Balance August 31, 2001....................................... $ 261  $409 $395
                                                               =====  ==== ====

15. Quarterly Results of Operations (Unaudited)

   Following is a summary of the quarterly results of operations for the years ended August 31, 2001, August 31, 2000 and August 27, 1999:

                                    First   Second   Third   Fourth    Total
                                   -------  ------- -------  -------  -------
                                   (Amounts in thousands, except per share
                                                  amounts)
2001
Net Sales......................... $11,422  $ 9,352 $ 9,534  $11,608  $41,916
Gross Profit......................   3,260    2,760     814    3,067    9,901
Net income (loss).................    (212)     615  (2,706)    (582)  (2,885)
Net income (loss) per share--
 diluted(a).......................    (.06)     .17    (.77)    (.17)    (.82)
2000
Net Sales......................... $15,734  $18,360 $16,303  $11,624  $62,021
Gross Profit......................   3,545    5,599   4,911    3,467   17,522
Net income (loss).................    (330)     625     321       59      675
Net income (loss) per share--
 diluted(a).......................    (.09)     .16     .09      .02      .18

--------
(a) Earnings per common share are computed independent for each of the periods presented and therefore may not add up to the total for the year

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

   MODCOMP, Inc. is a multinational subsidiary which develops and markets Internet software for E-commerce solutions and provides network management integration services including consulting, systems integration and outsourcing. MODCOMP's newest product, WAP66(TM), makes existing enterprise data available to mobile business (M-business) and is available on Palm IV(TM) from Palm, Inc. In addition, MODCOMP's ViewMax(R) is an Internet software product that allows companies to easily integrate their IT systems with Internet technology for E-commerce applications.

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

 Results of Operations--2001 Compared to 2000

   For the fiscal year ended August 31, 2001, sales decreased to $41.9 million, compared to $62.0 million for fiscal year 2000. Excluding the loss on the sale of the French operation of $423,000 and a restructuring charge of $85,000, the Company reported net loss of $2.4 million or ($0.69) per diluted share for fiscal 2001. This compares with net income of $941,000, or $0.26 per diluted share, excluding the loss on the sale of the French operation of $240,000 and a $64,000 restructuring charge, in fiscal 2000. Including the effect of the sale of the French operation and restructuring charge, the Company reported net loss for fiscal 2001 of $2.9 million, or ($0.82) diluted share, compared with fiscal 2000 net income of $675,000, or $0.18 per diluted share.

   The following table details the Company's earnings in fiscal years 2001 and 2000:

                                                        Fiscal 2001 Fiscal 2000
                                                        ----------- -----------
                                                        (Amounts in thousands)
   Net income (loss)..................................    $(2,885)    $  675
   Effect of sale of French operation.................        423        240
   Restructuring charge...............................         85         64
   Tax effect of exclusion of effect of sale of French
    operation and Exclusion of restructuring charge...        (67)       (38)
                                                          -------     ------
   Net income (loss) excluding the effect of sale of
    French Operation and excluding restructuring......    $(2,444)    $  941
                                                          =======     ======
   Net income (loss) per share--diluted excluding the
    effect of sale of French operation and excluding
    restructuring charge..............................    $ (0.69)    $ 0.26
                                                          =======     ======
   Weighted average shares outstanding--diluted.......      3,527      3,663
                                                          =======     ======

 Revenue

   CSPI considers its products to be in four segment classifications. Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: Systems which includes company manufactured hardware products, System and Service Integration which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software which includes WAP66(TM) and ViewMax(R), and Other Software products which are developed by the Company primarily in the Scanalytics operation.

   The following table details the Company's sales by operating segment for fiscal years 2001, and 2000

                                                             % of          % of
   Sales Revenue:                                     2001   Total  2000   Total
   --------------                                    ------- ----- ------- -----
                                                       (Amounts in thousands)
   Operating Segment:
   Systems.......................................... $ 8,430   20% $12,772   21%
   System and Service Integration...................  29,693   71%  45,597   73%
   E-Commerce Software..............................   1,906    5%   1,810    3%
   Other Software...................................   1,887    4%   1,842    3%
                                                     -------  ---  -------  ---
     Total.......................................... $41,916  100% $62,021  100%
                                                     =======  ===  =======  ===

   The Company reported net sales of $41.9 million for fiscal year 2001 compared to $62.0 million for fiscal 2000. This represented a decrease of 32% or $20.1 million. The majority of this decrease in revenue was due to the decline in System and service integation sales which were $29.7 million for fiscal year 2001 compared to $45.6 million for fiscal 2000. This represented a decrease of $15.9 million or 79% of the total change between fiscal years. System sales for the for fiscal 2001 were $8.4 million compared to $12.8 million for fiscal year 2000, representing a decline of $4.3 million. Both E-Commerce and other software sales increased nominally compared to the prior fiscal year.

   System sales decrease was due to the slower than anticipated transition of the older MultiComputer products, SuperCards, to the new Series 2000 products. The other factor affecting the revenue growth has been the extended defense industry deployment incubation periods that are not anticipated to change in the near future. The CSPI SuperCard and Series 2000 product lines accounted for 13% and 67% of system sales, respectively, for fiscal 2001 compared to 31% and 44%, respectively, for the prior year. The MultiComputer Division introduced its newest product, a Linux based FastCluster(TM) system. The system was designed to meet the high performance computing requirements of mission critical military application and highly scalable data mining applications. FastCluster(TM) is powered by the newest PowerPC processors, including those incorporating Altivec(TM) technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. The Company continues to ship its real-time process control classic product line to existing customers, which represented 18% of fiscal 2001 system sales compared to 22% for the prior year.

   Sales for System and Service Integration represented 71% of total sales for fiscal year 2001. The decrease in revenue was due to the decline in sales of third party products and integration services primarily in Germany, erosion of the real-time service revenue due to the sales of the French operation and customer purchase of new technologies and the reduction in foreign currency rates.

   E-commerce software sales increased 5% and represented 5% of total sales for fiscal year 2001. This segment's growth has centered on the ViewMax(R) Web-to-Host software and WAP66(TM) wireless access protocol portal server products.

   Other software sales represented 4% of total sales for fiscal year 2001, an increase from the prior year of $45,000 or 2%. The other software sales are primarily from products of Scanalytics.

   European sales account for 67% of total sales for fiscal 2001 compared to 71% for the prior year. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the large outsourcing orders in Germany in fiscal year 2000. Historically, 80% of MODCOMP's revenues have come from the international market.

   The following table details the Company's sales by geographic region for fiscal years 2001and 2000:

                                                          Year Ended August
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
                                                       (amounts in thousands)
   Europe............................................. $27,981  67% $43,882  71%
   North America......................................  13,411  32%  16,234  26%
   Asia...............................................     524   1%   1,690   3%
   Other..............................................     --  --       215 -- %
                                                       ------- ---  ------- ---
                                                       $41,916 100% $62,021 100%
                                                       ======= ===  ======= ===

 Cost of Sales

   Cost of sales as a percentage of revenue increased to 76% compared to 72% for the prior year. The increase in cost of sales was due to the inventory write off of approximately $1.1 million for end of life systems products and erosion of gross margin in the system segment due to shift in product sales from higher products to lower margin product due in part to product discounting.

   The following table details the Company's sales, cost of sales and gross margin by operating segment for fiscal years 2001 and 2000 (amounts in thousands):

                                        System and
                                          Service   E-Commerce  Other
                               Systems  Integration  Software  Software  Total
                               -------  ----------- ---------- -------- -------
   2001
   Sales...................... $ 8,430    $29,693     $1,906    $1,887  $41,916
   Cost of sales..............   5,286     25,426        764       539   32,015
                               -------    -------     ------    ------  -------
   Gross margin $.............   3,144      4,267      1,142     1,348    9,901
   Gross margin %.............      37%        14%        60%       71%      24%

   2000
   Sales...................... $12,772    $45,597     $1,810    $1,842  $62,021
   Cost of sales..............   4,907     38,304        781       507   44,499
                               -------    -------     ------    ------  -------
   Gross margin $.............   7,865      7,293      1,029     1,335   17,522
   Gross margin %.............      62%        16%        57%       72%      28%

 Engineering and Development

   Engineering and development expenses decreased 5% from $4.0 million for fiscal 2000 to $3.8 million for fiscal 2001. Engineering and development decrease was due to staff reductions at the systems segment primarily at Systems and other software segments. Systems segment expense accounted for 48% of the total expense for fiscal year 2001 compared to 55% for the prior year. This decrease is mainly attributed to a decline in engineering and development personnel due to attrition. System and service integration segment accounted for 28% of total engineering and development expense for fiscal 2001 compared to 14% for the prior year. The large increase was due to the addition and redeployment of staff from other segments and equipment to support their efforts for integration and services. E-commerce expenses decreased by 37% over the prior year due to the shift of personnel to individual orders fulfillment, assignment of staff to specific programs in other segments, and the reduction of personnel.

   The following table details engineering and development expenses by operating segment and subsidiary for fiscal years 2001 and 2000 (amounts in thousands):

                                                              % of         % of
   Engineering & Development Expense:                   2001  Total  2000  Total
   ----------------------------------                  ------ ----- ------ -----
                                                        (Amounts in thousands)
   By Operating Segment:
   Systems............................................ $1,821   48% $2,226   55%
   System and Service Integration.....................  1,071   28%    547   14%
   E-Commerce Software................................    509   13%    811   20%
   Other Software.....................................    422   11%    447   11%
                                                       ------  ---  ------  ---
     Total............................................ $3,823  100% $4,031  100%
                                                       ======  ===  ======  ===

   By Subsidiary:
   MODCOMP, Inc....................................... $1,766   46% $1,391   35%
   CSP MultiComputer Division.........................  1,636   43%  2,193   54%
   Scanalytics, Inc...................................    421   11%    447   11%
                                                       ------  ---  ------  ---
     Total............................................ $3,823  100% $4,031  100%
                                                       ======  ===  ======  ===

 Selling, General and Administrative

   Selling, general and administrative expense decreased $3.4 million or 28% to $8.9 million for fiscal year 2001 compared to $12.3 million for fiscal year 2000.

                                                             % of          % of
   S,G & A Expense:                                    2001  Total  2000   Total
   ----------------                                   ------ ----- ------- -----
                                                        (Amounts in thousands)
   By Operating Segment:
   Systems........................................... $1,508   17% $ 2,076   17%
   System and Service Integration....................  5,305   59%   7,515   61%
   E-Commerce Software...............................  1,756   20%   2,429   20%
   Other Software....................................    336    4%     300    2%
                                                      ------  ---  -------  ---
     Total........................................... $8,905  100% $12,320  100%
                                                      ======  ===  =======  ===

   By Subsidiary:
   MODCOMP, Inc...................................... $4,334   49% $ 7,047   57%
   CSP MultiComputer Division........................  3,583   40%   4,221   34%
   Scanalytics, Inc..................................    988   11%   1,052    9%
                                                      ------  ---  -------  ---
     Total........................................... $8,905  100% $12,320  100%
                                                      ======  ===  =======  ===

   MODCOMP's selling, general and administrative expense for fiscal 2001 decreased $2.7 million or 38% from the prior year. This decline is mainly attributable to staff reductions in the administration and sales departments, lower sales commission due to the lower revenue, no executive bonuses and lower legal and outside consultants costs primarily related to European restructure in FY 2000.

   CSP MultiComputer division selling, general and administrative expense for fiscal 2001 decreased $638,000 or 15% from the prior year. MultiComputer division expense decreased approximately $170,000 due to a decline in sales personnel due to attrition and $175,000 due to a decline in depreciation expense related to fully depreciated assets. In addition, the expense decreased approximately $96,000 due to a reduction in sales commissions related to lower sales revenue, $109,000 due to a decline in bonus expense, and $180,000 due to a reduction in consulting expenses. These decreases were offset by increases in retirement plan expense of $74,000 and occupancy expense related to the new corporate headquarters of approximately $32,000.

   Scanalytics selling, general and administrative expense for fiscal 2001 decreased $64,000 or 6% from the prior year. This decline is mainly attributable to a decrease in labor expense of $40,000 due to a reduction in headcount and a reduction in sales literature and materials expense of $16,000.

Restructuring Expense

   In April 2001, 2000 and 1999 the Systems and System and Service Integration segments had a reduction of 17, 2 and 15 individuals, respectively, in its domestic workforce. The expenses related to the actions were approximately $85,000, $64,000 and $310,000 for severance costs, respectively. In May , 2001, the company reduced staff levels which will reduce expenses on an annualized basis by approximately $835,000.

 Other Income/Expenses

   Other income/expenses of $273,000, exclusive of the loss on disposal of French operation, gain on sale of property, and impairment charge on investments increased $10,000 from the prior year.

   In July 2000, the Company sold substantially all of the assets and transferred the personnel of MODCOMP's French subsidiary to France-based-Eurilogic. A loss on disposal of French operation of $423,000 and $240,000 was recognized as other expense in fiscal year 2001 and 2000, respectively. The decision to sell the assets and transfer its personnel was based on the fact that the French legacy business no longer represented a good strategic fit with CSPI and had incurred a loss. The sale allowed CSPI to exit the business without incurring restructuring costs that could have exceeded $2 million.

   The Company sold its Massachusetts headquarters for $3.3 million during the quarter ended February 28, 2001and recorded a pretax gain of approximately $1.5 million.

   In May 2001, the Company recorded an impairment charge on investments of $1.2 million related to the write down of the investment in Vertical Buyer.

   The Company had a tax expense %, for the year which was primarily due to the large portion of foreign-based revenue and profits primarily from Germany, which has high statutory tax rates as well as the inability to deduct any of the loss on the disposal of the French operation. The Company also recorded a valuation allowance for the state portion of deferred taxes that have a shorter carry over period than the federal taxes do. The Company will continue to review strategies with its advisors to reduce our effective rate.

Results of Operations--2000 Compared to 1999

   For the fiscal year ended August 31, 2000, sales increased to $62.0 million, compared to $51.7 million for fiscal year 1999. Excluding the loss on the sale of the French operation of $240,000 and a restructuring charge of $64,000, the Company reported net income of $941,000 or $0.26 per diluted share for fiscal 2000. This compares with net income of $1.4 million, or $0.38 per diluted share, excluding a $310,000 restructuring charge, in fiscal 1999. Including the effect of the sale of the French operation and restructuring charge, the Company reported net income for fiscal 2000 of $675,000, or $0.18 diluted share, compared with fiscal 1999 net income of $1.3 million, or $0.35 per diluted share.

   The following table details the Company's earnings in fiscal years 2000 and 1999:

                                                        Fiscal 2000 Fiscal 1999
                                                        ----------- -----------
                                                        (Amounts in thousands)
   Net income..........................................    $ 675      $1,259
   Effect of sale of French operation..................      240         --
   Restructuring charge................................       64         310
   Tax effect of exclusion of effect of sale of French
    operation and Exclusion of restructuring charge....      (38)       (169)
                                                           -----      ------
   Net income excluding the effect of sale of French
    operation and Excluding restructuring..............    $ 941      $1,400
                                                           =====      ======
   Net income per share--diluted excluding the effect
    of sale of French operation and excluding
    restructuring charge...............................    $0.26      $ 0.38
                                                           =====      ======
   Weighted average shares outstanding--diluted........    3,663       3,641
                                                           =====      ======

Revenue

   The following table details the Company's sales by operating segment for fiscal years 2000, 1999 and 1998:

                                                             % of          % of
   Sales Revenue:                                     2000   Total  1999   Total
   --------------                                    ------- ----- ------- -----
                                                       (Amounts in thousands)
   Operating Segment:
   Systems.......................................... $12,772   21% $15,555   30%
   System and Service Integration...................  45,597   73%  32,978   64%
   E-Commerce Software..............................   1,810    3%     790    1%
   Other Software...................................   1,842    3%   2,372    5%
                                                     -------  ---  -------  ---
     Total.......................................... $62,021  100% $51,695  100%
                                                     =======  ===  =======  ===

   The Company reported net sales of $62.0 million for fiscal year 2000 compared to $51.7 million for fiscal 1999. This represented an increase of 20% or $10.3 million. The majority of this increase in revenue was generated primarily from MODCOMP's German subsidiary, with the continued growth in the system and service integration business to the telecom market. The increase in MODCOMP's sales was offset by declines in revenue reported by systems and other software.

   System sales represented 21% of total sales for fiscal year 2000, a decrease from the prior year of $2.8 million, or 18%. The decreased revenue was due to the slower than anticipated transition of the older MultiComputer products, SuperCards, to the new Series 2000 products. The other factor effecting the revenue growth has been the extended defense industry deployment incubation periods that are not anticipated to change in the near future. The CSPI SuperCard and Series 2000 product lines accounted for 31% and 44% of system sales, respectively, for fiscal 2000, compared to 28% and 44%, respectively, for the prior year.

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

   E-commerce software sales increased 129% although it represented 3% of total sales for fiscal year 2000. This segment's growth has centered on MODCOMP's ViewMax(R) Web-to-Host software and WAP66(TM) wireless access protocol portal server products.

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

   The following table details the Company's sales by geographic region for fiscal years 2000, 1999 and 1998:

                                                          Year Ended August
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Europe............................................. $43,882  71% $28,692  56%
   North America......................................  16,234  26%  18,632  36%
   Asia...............................................   1,690   3%   4,347   8%
   Other..............................................     215 -- %      24 -- %
                                                       ------- ---  ------- ---
                                                       $62,021 100% $51,695 100%
                                                       ======= ===  ======= ===

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

   The following table details the Company's sales, cost of sales and gross margin by operating segment for fiscal years 2000 and 1999 (amounts in thousands):

                                        System and
                                          Service   E-Commerce  Other
                               Systems  Integration  Software  Software  Total
                               -------  ----------- ---------- -------- -------
2000
Sales......................... $12,772    $45,597     $1,810    $1,842  $62,021
Cost of sales.................   4,907     38,304        781       507   44,499
                               -------    -------     ------    ------  -------
Gross margin $................   7,865      7,293      1,029     1,335   17,522
Gross margin %................      62%        16%        57%       72%      28%

1999
Sales......................... $15,555    $32,978     $  790    $2,372  $51,695
Cost of sales.................   6,447     24,725        375       528   32,075
                               -------    -------     ------    ------  -------
Gross margin $................   9,108      8,253        415     1,844   19,620
Gross margin %................      59%        25%        52%       78%      38%

Engineering and Development

   Engineering and development expenses decreased 4% from $4.2 million for fiscal 1999 to $4.0 million for fiscal 2000. Engineering and development decrease was due to staff reductions at the MultiComputer Division and Scanalytics. CSP MultiComputer Division expense accounted for 54% of the total expense for fiscal year 2000 compared to 57% for the prior year. This decrease is mainly attributed to a decline in engineering and development personnel due to attrition. MODCOMP and Scanalytics accounted for 35% and 11%, respectively, of total engineering and development expense for fiscal 2000, compared to 30% and 13% for the prior year. MODCOMP's increase is mainly due to increased development efforts of the WAP66(TM) and ViewMax(R) product offerings.

   The following table details engineering and development expenses by operating segment and subsidiary for fiscal years 2000 and 1999 (amounts in thousands):

                                                        (Amounts in thousands)
                                                       -------------------------
                                                              % of         % of
   Engineering & Development Expense:                   2000  Total  1999  Total
   ----------------------------------                  ------ ----- ------ -----
   By Operating Segment:
   Systems............................................ $2,226   55% $2,486   59%
   System and Service Integration.....................    547   14%  1,131   27%
   E-Commerce Software................................    811   20%     27    1%
   Other Software.....................................    447   11%    555   13%
                                                       ------  ---  ------  ---
     Total............................................ $4,031  100% $4,199  100%
                                                       ======  ===  ======  ===

   By Subsidiary:
   MODCOMP, Inc....................................... $1,391   35% $1,258   30%
   CSP MultiComputer Division.........................  2,193   54%  2,386   57%
   Scanalytics, Inc...................................    447   11%    555   13%
                                                       ------  ---  ------  ---
     Total............................................ $4,031  100% $4,199  100%
                                                       ======  ===  ======  ===

 Selling, General and Administrative

   Selling, general and administrative expense decreased $780,000 or 6% to $12.3 million for fiscal year 2000 compared to $13.1 million for fiscal year 1999.

   The following table sets forth selling, general and administrative expense, net of restructuring charges, by Company subsidiary:

                                                             % of          % of
   S, G, & A Expense:                                 2000   Total  1999   Total
   ------------------                                ------- ----- ------- -----
   By Operating Segment:
   Systems.......................................... $ 2,076   17% $ 3,957   30%
   System and Service Integration...................   7,515   61%   8,380   64%
   E-Commerce Software..............................   2,429   20%     168    1%
   Other Software...................................     300    2%     595    5%
                                                     -------  ---  -------  ---
     Total.......................................... $12,320  100% $13,100  100%
                                                     =======  ===  =======  ===

                                                             % of          % of
   S, G & A expense                                   2000   Total  1999   Total
   ----------------                                  ------- ----- ------- -----
   MODCOMP.......................................... $ 7,047   57% $ 7,480   57%
   CSP MultiComputer Division.......................   4,221   34%   4,200   32%
   Scanalytics......................................   1,052    9%   1,420   11%
                                                     -------  ---  -------  ---
     Total.......................................... $12,320  100% $13,100  100%
                                                     =======  ===  =======  ===

   MODCOMP's selling, general and administrative expense for fiscal 2000 decreased $433,000 or 6% from the prior year. This decline is mainly attributable to staff reductions in the administration and sales departments.

   CSP MultiComputer division selling, general and administrative expense for fiscal 2000 remained fairly consistent with the prior year. MultiComputer division expense decreased approximately $100,000 due to a reduction in sales commissions related to lower sales revenue and approximately $54,000 due to a decline in retirement plan expense. These decreases were offset by an increase in outside consulting expense of approximately $180,000 related to the international tax restructuring..

   Scanalytics selling, general and administrative expense for fiscal 2000 decreased $368,000 or 26% from the prior year. This decline is mainly attributable to a decrease in sales commissions due to lower sales revenue and a decrease in labor expense due to a reduction in headcount.

Liquidity and Capital Resources

   Working capital at August 31, 2001 increased to $21.9 million compared to $21.6 million at August 31, 2000.

   The Company's consolidated capital expenditures were $611,000, $805,000 and $1,106,000 during fiscal years 2001, 2000 and 1999, respectively.

   Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

   Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2001, 2000 or 1999. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

                           CSP INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                 (Amounts in thousands, except per share data)

                                            Fiscal Year Ended August
                                     ----------------------------------------
                                      2001     2000    1999    1998    1997
                                     -------  ------- ------- ------- -------
Operating Statement Data:
Sales............................... $41,916  $62,021 $51,695 $63,468 $19,540
Costs and expenses.................. $44,828   60,914  49,684  61,262  21,590
                                     -------  ------- ------- ------- -------
Operating income (loss).............  (2,912)   1,107   2,011   2,206  (2,050)
Other income........................     190      561     612     470     885
                                     -------  ------- ------- ------- -------
Income (loss) before taxes..........  (2,722)   1,668   2,623   2,676  (1,165)
Provision (benefit) for income
 taxes..............................     163      993   1,364   1,314    (444)
                                     -------  ------- ------- ------- -------
Net income (loss)................... $(2,885) $   675 $ 1,259 $ 1,362 $  (721)
                                     -------  ------- ------- ------- -------
Net income (loss) per share--
 diluted............................ $ (0.82) $  0.18 $  0.35 $  0.37 $ (0.20)
                                     -------  ------- ------- ------- -------
Weighted average number of shares--
 diluted............................   3,527    3,663   3,641   3,674   3,571
                                     -------  ------- ------- ------- -------

Balance Sheet Data:
Cash and investments................ $14,078  $15,544 $14,265 $13,697 $10,150
Working capital.....................  21,928   21,609  23,469  21,622  18,636
Total assets........................  32,349   37,056  37,113  37,677  35,224
Long term obligations...............   3,869    3,608   3,573   3,363   3,282
Total liabilities...................   8,575    9,610   9,748  11,137   9,978
Retained earnings...................  16,359   19,962  19,287  18,028  16,666
Shareholders' equity................  23,774   27,446  27,365  26,540  25,246

                           CSP INC. AND SUBSIDIARIES

                             RESULTS OF OPERATIONS
             (Amounts in thousands, except percentage information)

   The following table sets forth certain information which is based on Operations Statement Data:

                                         Percentage of
                                       sales Fiscal year     Period to Period
                                         ended August         Dollar changes
                                       --------------------  ------------------
                                                               2001      2000
                                                             compared  compared
                                       2001    2000   1999   to 2000   to 1999
                                       -----   -----  -----  --------  --------
Sales................................. 100.0%  100.0% 100.0% $(20,105) $10,326
Costs and expenses:
  Cost of sales.......................  76.4%   71.7%  62.1%  (12,484)  12,424
  Engineering and development.........   9.1%    6.5%   8.1%     (208)    (168)
  Selling, general and
   administrative.....................  21.2%   19.9%  25.3%   (3,415)    (780)
  Restructuring.......................   0.2%    0.1%   0.6%       21     (246)
Total costs and expenses.............. 106.9%   98.2%  96.1%  (16,086)  11,230
Operating income (loss)...............  (6.9)%   1.8%   3.9%   (4,019)    (904)
Other income..........................   0.4%    0.9%   1.2%     (371)     (51)
Income before taxes...................  (6.5)%   2.7%   5.1%   (4,390)    (955)
Provision for income taxes............   0.4%    1.6%   2.6%     (830)    (371)
Net income (loss).....................  (6.9)%   1.1%   2.5% $ (3,560) $  (584)