Form 10-Q
period 2001-12-31
CSP INC /MA/
filed 2002-02-13
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            December 31, 2001

or

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

                                                                        August 31, 2001
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

                                Class                                                             Outstanding February 12, 2002
           Common Stock, $.01 par value                                                3,523,095 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	16
Item 6.	Exhibits & Reports on Form 8-K	16

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	December 31,	August 31,
	2001	2001
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,392	$1,398
Short-term investments	12,262	12,330
Accounts receivable, net	3,517	5,731
Inventories	4,762	5,312
Deferred income taxes	1,053	942
Other current assets	912	921
Total current assets	23,898	26,634

Property, equipment and improvements, net	1,258	1,417
Other assets:
Long-term investments	173	350
Deferred income taxes	2,172	1,602
Goodwill, net	693	754
Other assets	1,540	1,592
Total other assets	4,578	4,298

Total assets	$29,734	$32,349

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,353	$4,221
Income taxes payable	323	485
Total current liabilities	3,676	4,706
Deferred compensation and retirement plans	3,930	3,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,094
and 4,085 shares	41	41
Additional paid-in capital	11,263	11,235
Retained earnings	14,760	16,359
Accumulated other comprehensive income	(1,075)	(1,000)
	24,989	26,635
Less treasury stock, at cost, 571 shares	2,861	2,861
Total shareholders' equity	22,128	23,774
Total liabilities and shareholders' equity	$29,734	$32,349

See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)
                                                                      (Unaudited)

                                                                                             /-----------For the three months ended--------/

	December 31,	November 30,
	2001	2000
Sales:
Systems	$1,650	$2,571
System and service integration	4,159	7,758
E-Commerce software	311	617
Other software	380	476
Total sales	6,500	11,422

Cost of Sales:
Systems	1,125	1,201
System and service integration	3,128	6,611
E-Commerce software	257	208
Other software	119	142
Total cost of sales	4,629	8,162
Gross profit	1,871	3,260

Operating expenses:
Engineering and development	964	1,074
Selling, general & administrative	2,252	2,320
Total operating expenses	3,216	3,394

Operating loss	(1,345)	(134)

Other income(expense):
Loss on disposal of French operation	--	(327)
Other income	49	79
Total other income (expense), net	49	(248)

Loss before income taxes	(1,296)	(382)

Income tax benefit	353	170

Net loss	($943)	($212)

Net loss per share - basic	($0.27)	($0.06)
Weighted average shares outstanding - basic	3,523	3,569

Net loss per share - diluted	($0.27)	($0.06)
Weighted average shares outstanding - diluted	3,523	3,569

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                            /----------For the three months ended---------/

	December 31,	November 30,
	2001	2000
Cash flows from operating activities:
Net loss	($943)	($212)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	218	255
Loss on disposal of fixed assets	5	227
Deferred compensation and retirement plans	53	139
Deferred income taxes	(290)	--
Income tax benefit related to exercise of stock options	--	102
Other	39	(51)
Changes in current assets and liabilities:
Decrease in accounts receivable, net	799	1,374
Decrease (increase) in inventories	573	(226)
Increase in other current assets	(9)	(92)
Decrease in accounts payable and accrued expenses	(186)	(1,207)
Increase (decrease) in income taxes payable	91	(194)
Net cash provided by operating activities	350	115

Cash flows from investing activities:
Purchases of available-for-sale securities	(164)	(78)
Purchases of held-to-maturity securities	(7,698)	(10,311)
Sales of available-for-sale securities	202	132
Maturities of held-to-maturity securities	7,256	7,681
Purchase of property, equipment and improvements, net	(54)	(289)
Net cash used in investing activities	(458)	(2,865)

Cash flows from financing activities:
Proceeds from stock options	--	37
Proceeds from issuance of shares under employee
stock purchase plan	28	6
Purchase of treasury stock	--	(186)
Net cash provided by (used in) financing activities	28	(143)
Effects of exchange rate on cash	(38)	(112)
Net decrease in cash	(118)	(3,005)
Cash and cash equivalents, beginning of period	1,510	3,923
Cash and cash equivalents, end of period	$1,392	$918

Supplementary cash flow information:
Cash paid for income taxes, net	$110	$192
Cash paid for interest	$ 5	$ --
Non-cash distribution of dividends	$ --	$718

See accompanying notes to consolidated financial statements.

                                                      CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

1. Change in Fiscal Year

Effective on September 1, 2001 the Company changed its fiscal year end from August 31 to September 30. This change was effective for the one-month period ended September 30, 2001. The following table presents the (unaudited) condensed results of operations for the one-month ended September 30, 2001:
Condensed Consolidated Statements of Operations	One month ended
(in thousands, except per share amounts)	September 30,
2001
(unaudited)

Sales	$1,497
Cost of sales	1,382
Gross profit	115

Engineering and development	291
Selling, general & administrative	704
Total operating expenses	995

Operating loss	(880)
Other expense	(142)

Loss before income taxes	(1,022)
Income tax benefit	366

Net loss	($656)

Net loss per share - basic and diluted	($0.19)
Weighted average shares outstanding- basic and diluted	3,513

2. Inventories

Inventories consist of the following (amounts in thousands):

	December 31,	August 31,
	2001	2001

Raw materials	$2,588	$2,957
Work in process	460	439
Finished goods	1,714	1,916

Total	$4,762	$5,312

3. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At December 31, 2001, the Company has repurchased 570,875 or 77% of the total shares authorized to be purchased.

4. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                                                                  /-------Three Months Ended------/
	December 31,	November 30,
(Amounts in thousands, except per share)	2001	2000

Basic net loss	($943)	($212)

Weighted average number of shares outstanding - basic	3,523	3,569
Incremental shares from the assumed exercise of stock options	--	--
Weighted average number of shares outstanding - dilutive	3,523	3,569

Net loss per share - basic	($0.27)	($0.06)
Net loss per share - diluted	($0.27)	($0.06)

Options to purchase 435,339 and 379,516 shares of common stock at December 31, 2001 and November 30, 2000, respectively, were outstanding during the periods then ended, but were not included in the year-to-date calculation of diluted net loss per share because the option exercise price was greater than the average market price of the common shares during those periods.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	on	Translation	Comprehensive
	investments	Adjustment	Income

Balance August 31, 2001	$67	($1,067)	($1,000)
Change in period	(8)	21	13
Balance September 30, 2001	59	(1,046)	(987)
Change in period	2	(90)	(88)
Balance December 31, 2001	$61	($1,136)	($1,075)

Balance August 31, 2000	135	(1,214)	(1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	$91	($1,326)	($1,235)

6. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):

		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 12/31/01
Net Sales	$1,650	$4,159	$311	$380	$6,500
Loss from operations	(771)	(9)	(424)	(141)	(1,345)
Identifiable assets	18,611	9,488	689	1,222	30,010
Capital expenditures	36	12	1	5	54
Depreciation	72	87	7	6	172

Quarter Ended 11/30/00
Net Sales	$2,571	$7,758	$617	$476	$11,422
Profit(loss) from operations	(182)	234	(160)	(26)	(134)
Identifiable assets	21,783	10,444	866	1,574	34,667
Capital expenditures	241	39	3	6	289
Depreciation	120	74	6	8	208

Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: systems which includes company manufactured hardware products, systems and service integration which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services, E-Commerce software, and other software products which are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of investment income and interest expense for the quarter ended December 31, 2001 and loss on disposal of French operations, investment income and interest expense for the quarter ended November 30, 2000. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce software segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

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

Results of Operations - 2002 Compared to 2001

Revenue

The following table details the Company's sales by operating segment for the three months ended December 31, 2001 and November 30, 2000.

	December 31,	% of	November 30,	% of
Sales Revenue:	2001	Total	2000	Total

Operating Segment:
Systems	$1,650	25%	$2,571	23%
System and Service Integration	4,159	64%	7,758	68%
E-Commerce Software	311	5%	617	5%
Other Software	380	6%	476	4%
Total	$6,500	100%	$11,422	100%

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

                The Company reported net sales of $6.5 million for the three-month period ended December 31, 2001 compared to $11.4 million for the three months ended November 30, 2000. This represented a decrease of 43% or $4.9 million. The reduced revenue was due to the following factors: reductions in system and integration sales due to the reduction in revenue from our key European telecom customers, delays in US defense procurements which has caused a decline in our systems sales, and no revenue from MODCOMP France, which was sold in November 2001, which represents 2% of the decline.

        System sales were $1.6 million or 25% of total sales for the quarter ended December 31, 2001, compared to $2.6 million for the three-month period ended November 30, 2000. This represents a decrease of approximately 36%. The decrease in system sales was due primarily to the continued decline in Department of Defense procurements. The widely anticipated improvement in Defense spending has yet to be realized due to the protracted approval process for the fiscal year 2002 Appropriation bill in Congress, extended deployment incubation periods and uncertainties concerning funding for new Homeland Security programs. The CSPI SuperCard and Series 2000 product lines accounted for 33% and 53 % of system sales, respectively, for the quarter ended December 31, 2001 compared to 14% and 52%, respectively, for the prior comparable quarter. The MultiComputer Division FastCluster™ system, a Linux based product, is currently being evaluated for use on a variety of military platforms where its rugged, compact and high-performance functionality adds significant value. MODCOMP announced an end-of-life for the Classic legacy systems, its real-time process control products, for which the Company will accept orders up to January 31, 2002. Those orders will be shipped over the remainder of the fiscal year. This Classic systems product line represented 14 % of the current quarter system sales compared to 32% for the prior comparable quarter.

        Sales for System and Service Integration were $4.2 million or 64% of total sales for the quarter ended December 31, 2001, compared to $7.8 million or 68% for the three-month period ended November 30, 2000. This represents a decrease from the prior comparable quarter of $3.6 million or 46%. This decrease was due to a decline in European business where our customers have dramatically reduced their technology budgets. In addition, one customer initiated a temporary capital spending freeze due to the retrenchment of IT spending after the events of September 11, 2001.

        E-Commerce Software sales were $311,000 or 5% of total sales for the quarter ended December 31, 2001 compared to $617,000 or 5% for the three-month period ended November 30, 2000. This represents a decrease of $306,000 or 50%. This segment's revenue decline is mainly due to market conditions.

        Other Software sales were $380,000 or 6% of total sales for the quarter ended December 31, 2001 compared to $476,000 or 4% for the three-month period ended November 30, 2000. This represents a decline of $96,000 or 20%. This decline is mainly due to seasonal fluctuations and market conditions. The other software sales are primarily from sales of life sciences software.

The following table details the Company's sales by geographic region for the three months ended December 31, 2001 and November 30, 2000:

	/--------Three months ended-----------------/
	December 31,		November 30,
	2001		2000

Europe	$3,637	56%	$7,640	67%
North America	2,543	39%	3,692	32%
Far East	320	5%	90	1%
Totals	$6,500	100%	$11,422	100%

        European sales account for 56% of total sales for the quarter ended December 31, 2001 compared to 67% for the three-month period ended November 30, 2000. European sales were primarily from MODCOMP's subsidiaries in Germany and the United Kingdom.

Cost of Sales

               The following table details the Company's sales and gross margin by operating segment for the quarters ended December, 31, 2001 and November 30, 2000 (amounts in thousands):

	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 12/31/01
Sales	$1,650	$4,159	$311	$380	$6,500
Cost of sales	1,125	3,128	257	119	4,629

Gross margin $	525	1,031	54	261	1,871
Gross margin %	32%	25%	17%	69%	29%

Qtr Ended 11/30/00
Sales	$2,571	$7,758	$617	$476	$11,422
Cost of sales	1,201	6,611	208	142	8,162

Gross margin $	1,370	1,147	409	334	3,260
Gross margin %	53%	15%	66%	70%	29%

Cost of sales as a percentage of revenue remained consistent at 71% for the three months ended December 31, 2001 compared three months ended November 30, 2000. The decrease in the absolute dollar amount of cost of sales resulted primarily from the significant revenue decline. The system and service integration segment that has higher costs due to the large component of third party products. The lower sales volume has also added costs in the system segment because of the decrease in production of inventory which has resulted in unabsorbed overhead costs. During the quarter the company wrote off approximately $150,000 of obsolete inventory reserve due to end of life status of certain systems products. The e-commerce software had increased costs due to cost overruns on a project which was completed during the quarter.

Engineering and Development

        The following table details engineering and development expenses by operating segment and subsidiary for the quarters ended December 31, 2001 and November 30, 2000 (amounts in thousands):

	Dec. 31	% of	Nov. 30	% of
Engineering & Development Expense:	2001	Total	2000	Total

By Operating Segment:
Systems	$384	40%	$562	52%
System and Service Integration	266	27%	308	29%
E-Commerce Software	173	18%	106	10%
Other Software	141	15%	98	9%
Total	$964	100%	$1,074	100%

By Subsidiary:
MODCOMP, Inc.	$453	47%	$447	42%
CSP MultiComputer Division	370	38%	528	49%
Scanalytics, Inc.	141	15%	99	9%
Total	$964	100%	$1,074	100%

Engineering and development expenses decreased 10% for the three months ended December 31, 2001 compared to the three-month period ended November 30, 2000. Decrease was due to a) lower labor costs from attrition, b) lower depreciation resulting from more fully depreciated capital equipment, c) a decrease in materials used in product development, and d) decreased outside consulting services in Systems. The increase in other software engineering and development was due to the addition of personnel.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by Company subsidiary for the three months ended December 31, 2001 and November 30, 2000.

                                                                           /-------------------For the three months ended----------------/

                                                                                                                                  (Amounts in thousands)
	Dec. 31	% of	Nov. 30	% of
S, G & A Expense	2001	Total	2000	Total

By Operating Segment:
Systems	$912	40%	$990	43%
System and Service Integration	774	34%	604	26%
E-Commerce Software	305	14%	464	20%
Other Software	261	12%	262	11%
Total	$2,252	100%	$2,320	100%

By Subsidiary:
MODCOMP, Inc.	$1,120	50%	$1,128	49%
CSP MultiComputer Division	871	39%	931	40%
Scanalytics, Inc.	261	11%	261	11%
Total	$2,252	100%	$2,320	100%

Selling, general and administrative expense decreased $68,000 or 3% for the quarter ended December 31, 2001 compared to the three-month period ended November 30, 2000. This decline was due to decreases in commission expense, trade show expenses, and depreciation on fully depreciated capital equipment which was offset by increased occupancy costs of the new corporate facility.

        MODCOMP's selling, general and administrative expense for the three months ended December 31, 2001 remained consistent with the three-month period ended November 30, 2000.

        CSP MultiComputer division selling, general and administrative expense for the three-month period ended December 31, 2001 decreased $60,000 or 6% from the three-month period ended November 30, 2000. This decrease is mainly due to a reduction in audit and tax services related to the corporate restructure in fiscal 2001 of approximately $30,000, a reduction in commission expense of $16,000 and a reduction in depreciation expense of $9,000.

        Scanalytics selling, general and administrative expense for the three-month period ended December 31, 2001 remained consistent with the three-month period ended November 30, 2000.

During the quarter the Company had a reduction of 8 positions due to the reduction in sales and recorded $118,000 restructuring expense related to the severance and other costs associated with the reduction. The annual savings for this action will be approximately $493,000.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation, for the three-month period ended December 31, 2001 was $49,000, representing a decline of $30,000 from the three-month period ended November 30, 2000. This decline was due in part to the reduction in the rate of interest received on short-term investments due to the decline in rates from last year.

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

        The Company has an effective tax rate of 27%. The Company's effective tax rate has declined from 45% for last fiscal year.

The Company recorded the federal tax benefit for the current period and the related increase in deferred tax assets as it believes it is more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss will be utilized in the future to offset taxable income. No benefit has been reflected for state taxes since the Company does not believe it will generate sufficient taxable income through the state carryforward period. If the Company is unable to generate sufficient federal taxable income in future periods it may be necessary to provide a valuation allowance against the deferred tax asset. Through December 31, 2001, the Company had net losses to offset taxable income for federal purposes of $1,470,000. The expiration date for the utilization of these losses range from 2002 to 2021.

Liquidity and Capital Resources

        Working capital at December 31, 2001 decreased to $20.2 million compared to $21.9 million at August 31, 2001. This decline relates mainly to reductions in Accounts receivables and inventories due to lower sales volume.

        The Company's consolidated net capital expenditures were $ 54,000 for the three-month period ended December 31, 2001 compared to $289,000 in the three-month period ended November 30, 2000. The majority of the expenditures for the three-month period ended November 30, 2000 related to leasehold improvements at the new corporate facility.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three-month periods ended December 31, 2001 or November 30, 2000. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

             The Company held its Annual meeting of Stockholders on Tuesday, January 29, 2002. The following matter was approved by the shareholders:

1)   C. Shelton James and Alexander R. Lupinetti were elected as Class III directors for a term of three years.

2)   Approval for the amendment of the Company's By-Laws relative to changing the date of the Annual Meeting of Stockholders from the second Tuesday in January to the last Tuesday in January in each year.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

    None

    Reports on Form 8-K

None

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: February 12, 2002                                        By: /s/ Alexander R. Lupinetti
                                                                                       Chief Executive Officer,
                                                                                       President and Chairman

Date: February 12, 2002                                        By: /s/ Gary W. Levine
                                                                                       Vice President of Finance,
                                                                                       Chief Financial Officer

                                                                                                                                     SCHEDULE I
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          PERCENTAGE OF SALES

                                    (Amounts in thousands, except percentage information)
                                                                     (Unaudited)

                                                     /-------------------For the three months ended-----------------------/
	December 31,		November 30,
	2001	%	2000	%

Sales	$6,500	100.0%	$11,422	100.0%
Costs and expenses:
Cost of sales	4,629	71.2%	8,162	71.5%
Engineering and development	964	14.8%	1,074	9.4%
Selling, general, & administrative	2,252	34.6%	2,320	20.3%

Total costs and expenses	7,845	120.7%	11,556	101.2%

Operating loss	(1,345)	(20.7)%	(134)	(1.2)%

Other income (expense)	49	0.8%	(248)	(2.2)%

Loss before income taxes	(1,296)	(19.9)%	(382)	(3.3)%

Income tax benefit	353	5.4%	170	1.5%

Net loss	(943)	(14.5)%	($212)	(1.9)%

                                                                                                                                     SCHEDULE II
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                              (Dollars in thousands)
                                                                     (Unaudited)

                                                     /--For the three months ended---/
                                              December 31, 2001 vs. November 30, 2000

	$	%
	Change	Change

Sales	($4,922)	(43.1)%
Costs and expenses:
Cost of sales	(3,533)	(43.3)%
Engineering and development	(110)	(10.2)%
Selling, general, & administrative	(68)	(2.9)%

Total costs and expenses	(3,711)	(32.1)%

Operating loss	(1,211)	(903.7)%

Other income (expense)	297	119.8%

Loss before income taxes	(914)	(239.3)%

Income tax benefit	183	107.6%

Net loss	($731)	(344.8%)