Form 10-Q
period 2002-03-31
CSP INC /MA/
filed 2002-05-14
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            March 31, 2002

or

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

                                Class                                                             Outstanding May 14, 2002
           Common Stock, $.01 par value                                                3,522,095 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	19
Item 6.	Exhibits & Reports on Form 8-K	19

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	March 31,	August 31,
	2002	2001
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,112	$1,398
Short-term investments	11,656	12,330
Accounts receivable, net	3,003	5,731
Inventories	3,971	5,312
Deferred income taxes	1,053	942
Other current assets	1,191	921
Total current assets	21,986	26,634

Property, equipment and improvements, net	1,389	1,417
Other assets:
Long-term investments	173	350
Deferred income taxes	2,606	1,602
Goodwill, net	647	754
Other assets	1,501	1,592
Total other assets	4,927	4,298

Total assets	$28,302	$32,349

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,045	$4,221
Income taxes payable	313	485
Total current liabilities	3,358	4,706
Deferred compensation and retirement plans	3,843	3,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,093
and 4,084 shares	41	41
Additional paid-in capital	11,263	11,235
Retained earnings	13,852	16,359
Accumulated other comprehensive income	(1,194)	(1,000)
	23,962	26,635
Less treasury stock, at cost, 571 shares	2,861	2,861
Total shareholders' equity	21,101	23,774
Total liabilities and shareholders' equity	$28,302	$32,349

See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)
                                                                      (Unaudited)

                                                           /-For the three months ended--/  /---For the six months ended----/

	March 31,	February 28,	March 31,	February 28,
	2002	2001	2002	2001
Sales:
Systems	$1,724	$2,213	$3,374	$4,784
System and service integration	3,507	6,073	7,666	13,831
E-Commerce software	576	619	887	1,236
Other software	383	447	763	923
Total sales	6,190	9,352	12,690	20,774

Cost of Sales:
Systems	1,362	1,066	2,487	2,267
System and service integration	2,978	5,126	6,106	11,737
E-Commerce software	221	294	478	502
Other software	104	106	223	248
Total cost of sales	4,665	6,592	9,294	14,754
Gross profit	1,525	2,760	3,396	6,020

Operating expenses:
Engineering and development	927	892	1,891	1,966
Selling, general & administrative	2,055	2,371	4,307	4,691
Total operating expenses	2,982	3,263	6,198	6,657

Operating loss	(1,457)	(503)	(2,802)	(637)

Other income(expense):
Loss on disposal of French operation	--	(12)	--	(339)
Gain on sale of property	--	1,545	--	1,545
Other income	55	78	104	157
Total other income, net	55	1,611	104	1,363

Income (loss) before income taxes	(1,402)	1,108	(2,698)	726

Income tax expense (benefit)	(495)	493	(848)	323

Net income (loss)	($907)	$615	($1,850)	$403

Net income (loss) per share - basic	($0.26)	$0.17	($0.53)	$0.11
Weighted average shares outstanding - basic	3,522	3,517	3,522	3,558

Net income (loss) per share - diluted	($0.26)	$0.17	($0.53)	$0.11
Weighted average shares outstanding - basic	3,522	3,518	3,522	3,560

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                        /-For the three months--/     /---For the six months---/

	ended		ended
	Mar. 31,	Feb. 28,	Mar. 31,	Feb. 28,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income (loss)	($907)	$615	($1,850)	$403
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	212	262	429	517
Loss on disposal of fixed assets	1	--	7	--
Gain on sale of property, net	--	(1,545)	--	(1,318)
Deferred compensation and retirement plans	(61)	66	(8)	205
Deferred income taxes	(434)	--	(724)	--
Other	39	51	78	--
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	473	(237)	1,276	1,137
(Increase) decrease in inventories	785	(1,281)	1,358	(1,507)
(Increase) decrease in other current assets	(296)	25	(303)	(67)
Increase (decrease) in accounts payable and accrued expenses	(275)	1,397	(458)	190
Increase (decrease) in income taxes payable	(8)	300	83	106
Net cash used in operating activities	(471)	(347)	(112)	(334)
Cash flows from investing activities:
Purchases of available-for-sale securities	(255)	(82)	(417)	(160)
Purchases of held-to-maturity securities	(8,822)	(16,112)	(16,520)	(26,423)
Sales of available-for-sale securities	135	85	337	217
Maturities of held-to-maturity securities	9,472	14,224	16,720	21,905
Proceeds from sale of property, net of expenses	--	3,097	--	3,097
Purchase of property, equipment and improvements, net	(298)	(51)	(351)	(340)
Net cash provided by (used) in investing activities	232	1,161	(231)	(1,704)
Cash flows from financing activities:
Proceeds from stock options	--	--	--	37
Income tax benefit related to exercise of stock options	--	--	--	102
Proceeds from issuance of shares under employee
stock purchase plan	--	--	28	6
Purchase of treasury stock	--	(127)	--	(313)
Net cash provided by (used) in financing activities	--	(127)	28	(168)
Effects of exchange rate on cash	(41)	307	(83)	195
Net increase (decrease) in cash	(280)	994	(398)	(2,011)
Cash and cash equivalents, beginning of period	1,392	918	1,510	3,923
Cash and cash equivalents, end of period	$1,112	$1,912	$1,112	$1,912
Supplementary cash flow information:
Cash paid for income taxes, net	$113	$302	$223	$494
Cash paid for interest	$4	$97	$9	$97
Non-cash distribution of dividends	--	--	--	$718

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

1. Change in Fiscal Year

Effective on September 1, 2001 the Company changed its fiscal year end from August 31 to September 30. This change was effective for the one-month period ended September 30, 2001. The following table presents the (unaudited) condensed results of operations for the one-month ended September 30, 2001:
Condensed Consolidated Statements of Operations	One month ended
(in thousands, except per share amounts)	September 30,
2001
(unaudited)

Sales	$1,497
Cost of sales	1,382
Gross profit	115

Engineering and development	291
Selling, general & administrative	704
Total operating expenses	995

Operating loss	(880)
Other expense	(142)

Loss before income taxes	(1,022)
Income tax benefit	366

Net loss	($656)

Net loss per share - basic and diluted	($0.19)
Weighted average shares outstanding- basic and diluted	3,513

2. Inventories

Inventories consist of the following (amounts in thousands):

	March 31,	August 31,
	2002	2001

Raw materials	$2,243	$2,957
Work in process	422	439
Finished goods	1,306	1,916

Total	$3,971	$5,312

3. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At March 31, 2002, the Company has repurchased 570,875 or 77% of the total shares authorized to be purchased.

4. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                                /---Three Months Ended--/   /---Six Months Ended---/
	March 31	Feb. 28	March 31	Feb. 28
(Amounts in thousands, except per share)	2002	2001	2002	2001

Net income (loss)	($907)	$615	($1,850)	$403

Weighted average number of shares
Outstanding - basic	3,522	3,517	3,522	3,558
Incremental shares from the assumed exercise
of stock options	--	1	--	2
Weighted average number of shares
outstanding - dilutive	3,522	3,518	3,522	3,560

Net income (loss) per share - basic	($0.26)	$0.17	($0.53)	$0.11
Net income (loss) per share - diluted	($0.26)	$0.17	($0.53)	$0.11

Options to purchase 429,049 and 381,026 shares of common stock at March 31, 2002 and February 28, 2001, respectively, were outstanding but were not included in the year-to-date calculation of diluted net loss per share because the effect would have been antidilutive.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	on	Translation	Comprehensive
	investments	Adjustment	Income (Loss)

Balance August 31, 2001	$67	($1,067)	($1,000)
Change in period	(8)	21	13
Balance September 30, 2001	59	(1,046)	(987)
Change in period	2	(90)	(88)
Balance December 31, 2001	61	(1,136)	(1,075)
Change in period	(7)	(112)	(119)
Balance March 31, 2002	$54	($1,248)	($1,194)

Balance August 31, 2000	$135	($1,214)	($1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	91	(1,326)	(1,235)
Change in period	(674)	307	(367)
Balance February 28, 2001	($583)	($1,019)	($1,602)

6. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):

		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 3/31/02
Net Sales	$1,724	$3,507	$576	$383	$6,190
Loss from operations	(1,080)	(249)	(47)	(81)	(1,457)
Identifiable assets	18,036	8,202	893	1,171	28,302
Capital expenditures	240	51	7	--	298
Depreciation	81	68	11	6	166

Quarter Ended 2/28/01
Net Sales	$2,213	$6,073	$619	$447	$9,352
Profit (loss) from operations	(342)	81	(220)	(22)	(503)
Identifiable assets	22,115	11,310	1,111	1,565	36,101
Capital expenditures	33	16	2	--	51
Depreciation	95	104	10	7	216

Six Months Ended 3/31/02
Net Sales	$3,374	$7,666	$887	$763	$12,690
Loss from operations	(1,852)	(257)	(471)	(222)	(2,802)
Identifiable assets	18,036	8,202	893	1,171	28,302
Capital expenditures	276	63	7	5	351
Depreciation	154	154	18	12	338

Six Months Ended 2/28/01
Net Sales	$4,784	$13,831	$1,236	$923	$20,774
Profit (loss) from operations	(524)	315	(380)	(48)	(637)
Identifiable assets	22,115	11,310	1,111	1,565	36,101
Capital expenditures	274	55	5	6	340
Depreciation	215	178	16	15	424

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of investment income and interest expense for the three and six months ended March 31, 2002 and loss on disposal of French operations, investment income and interest expense for the three and six months February 28, 2001. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce software segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

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

Results of Operations - 2002 Compared to 2001

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, intangible assets, income taxes, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; inventory valuation and goodwill impairment.

Revenue recognition. Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems integration services and high-performance cluster computer systems. In accordance with generally accepted accounting principles in the United States, CSPI recognizes revenue as follows:

Revenue from the sale of hardware products is recognized at the time of shipment.

Revenue from the sale of software products is recognized in accordance with AICPA Statement of Position ("SOP") 97-2, as amended by SOP 98-9. The Company recognizes revenue from software license sales when all services, including customization and training, are delivered.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

The Company generally recognizes revenue from software licenses when persuasive evidence of an arrangement exits, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectibility is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

Revenue derived from consulting services rendered in connection with the integration of third party hardware and third party software is generally recognized when the services have been completed.

Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the projections of taxable income over the next several years, we believe that the deferred tax assets recognized net of the valuation allowance will not expire unused. Based on our projections for future income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize these differences. The amount of the deferred tax asset considered realizable however can be reduced in the near future if estimates of future taxable income during the carry-forward period are reduced. Such reductions could have a material adverse affect on our statement of operations resulting from an income tax charge required to reflect an increased valuation allowance against deferred income taxes.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section "Factors That May Affect Future Performance". These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Inventory Valuation. The recoverability of inventories is based upon the types and levels of inventories held forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Goodwill Impairment. Our long-lived assets include goodwill of $647,000 as of March 31, 2002. During the six months ended March 31, 2002, we evaluated the recoverability of our goodwill in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the future discounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill during the six months ended March 31, 2002. In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. We are adopting SFAS 142 effective October 1, 2002.

Revenue

The following table details the Company's sales by operating segment for the three and six months ended March 31, 2002 and February 28, 2001.

	March 31,	% of	February 28,	% of
Sales Revenue:	2002	Total	2001	Total

For the Three Months Ended:
Systems	$1,724	28%	$2,213	24%
System and Service Integration	3,507	57%	6,073	65%
E-Commerce Software	576	9%	619	6%
Other Software	383	6%	447	5%
Total	$6,190	100%	$9,352	100%

For the Six Months Ended:
Systems	$3,374	27%	$4,784	23%
System and Service Integration	7,666	60%	13,831	67%
E-Commerce Software	887	7%	1,236	6%
Other Software	763	6%	923	4%
Total	$12,690	100%	$20,774	100%

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

       The Company reported net sales of $6.2 million and $12.7 million for the three and six-month periods ended March 31, 2002 compared to $9.4 million and $20.8 million for the three and six-month periods ended February 28, 2001. This represented a decrease of 34% or $3.2 million for the three-month period and 39% or $8.1 million for the six-month period. The reduced revenue was due to the following factors: reductions in system and integration sales due to the reduction in revenue from our key European telecom customers, elongated cycles in US defense procurements which has caused a decline in our systems sales, and the continued weak global economy.

        System sales were $1.7 million and $3.4 million of total sales for the three and six months ended March 31, 2002, compared to $2.2 million and $4.8 million for the three and six months ended February 28, 2001. This represents a decrease of approximately $489,000 or 22% and $1.4 million or 29%, respectively. The decrease in system sales was due primarily to the continued decline in Department of Defense procurements. The widely anticipated improvement in Defense spending has yet to be realized due to the protracted approval process for the fiscal year 2002 Appropriation bill in Congress, extended deployment incubation periods and uncertainties concerning funding for new Homeland Security programs. The CSPI Series 2000 product line accounted for 40% and 50% of system sales for the three and six-month periods ended March 31, 2002 compared to 75% and 63% for the three and six months ended February 28, 2001.The SuperCard product line accounted for 2% and 12% of system sales for the three and six months ended March 31, 2002 compared to 9% and 11% for the three and six months ended February 28, 2001. During the quarter the Company completed the end-of-life for the SuperCard and MODCOMP Classic legacy systems, its real-time process control products, for which the Company accepted orders up to January 31, 2002. Those orders received will be shipped over the remainder of the fiscal year. The Classic systems product line represented 16 % and 10 % of the current quarter and year to date system sales compared to 14% and 24% for the prior comparable periods.

        Sales for System and Service Integration were $3.5 million or 57% and $7.7 million or 60% of total sales for the three and six months ended March 31, 2002, compared to $6.1 million or 65% and $13.8 million or 67% for the comparable periods ended February 28, 2001. This represents a decrease from the prior comparable periods of $2.6 million or 42% and $6.2 million or 45%, respectively. This decrease was due to the continued decline in European business as our customers have dramatically reduced their technology budgets. In addition, one customer initiated a temporary capital-spending freeze due to the retrenchment of IT spending after the events of September 11, 2001.

        E-Commerce Software sales were $576,000 or 9% and $887,000 or 7% of total sales for the three and six months ended March 31, 2002 compared to $619,000 or 7% and $1,236,000 or 6% for the three and six month comparable periods ended February 28, 2001. This represents a decrease of $43,000 or 7% for the comparable three month periods and $349,000 or 28% year to date. This segment's revenue decline is mainly due to market conditions.

        Other Software sales were $383,000 or 6% and $763,000 or 6% of total sales for the three and six-month periods ended March 31, 2002 compared to $447,000 or 5% and $923,000 or 4% for the three and six-month comparable periods ended February 28, 2001. This represents a decline of $64,000 or 14% and $160,000 or 17% for the three and six month periods. This decline is mainly due to seasonal fluctuations and market conditions. The other software sales are primarily from sales of life sciences software.

The following table details the Company's sales by geographic region for the three and six months ended March 31, 2002 and February 28, 2001:

                      /---------For the three months ended--------/   /------------For the six months ended-----------/

		% of		% of		% of		% of
	3/31/02	Total	2/28/01	Total	3/31/02	Total	2/28/01	Total

Europe	$3,927	63%	$5,096	55%	$7,564	60%	$12,736	61%
North America	1,704	28%	4,214	45%	4,247	33%	7,906	38%
Far East	559	9%	42	--%	879	7%	132	1%
Totals	$6,190	100%	$9,352	100%	$12,690	100%	$20,774	100%

        European sales account for 63% and 60% of total sales for the three and six-month periods ended March 31, 2002 compared to 55% and 61% for the three and six-month period ended February 28, 2001. European sales were primarily from subsidiaries in Germany and the United Kingdom.

Cost of Sales

         The following table details the Company's sales and gross margin by operating segment for the three and six months ended March 31, 2002 and February 28, 2001 (amounts in thousands):

	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 3/31/02
Sales	$1,724	$3,507	$576	$383	$6,190
Cost of sales	1,362	2,978	221	104	4,665

Gross margin $	362	529	355	279	1,525
Gross margin %	21%	15%	62%	73%	25%

Qtr Ended 2/28/01
Sales	$2,213	$6,073	$619	$447	$9,352
Cost of sales	1,066	5,126	294	106	6,592

Gross margin $	1,147	947	325	341	2,760
Gross margin %	52%	16%	52%	76%	30%

YTD Ended 3/31/02
Sales	$3,374	$7,666	$887	$763	$12,690
Cost of sales	2,487	6,106	478	223	9,294

Gross margin $	887	1,560	409	540	3,396
Gross margin %	26%	20%	46%	71%	27%

YTD Ended 2/28/01
Sales	$4,784	$13,831	$1,236	$923	$20,774
Cost of sales	2,267	11,737	502	248	14,754

Gross margin $	2,517	2,094	734	675	6,020
Gross margin %	53%	15%	59%	73%	29%

     Cost of sales as a percentage of revenue remained consistent at 75% and 73% for the three and six months ended March 31, 2002 compared to 70% and 71% for the comparable periods ended February 28, 2001. The decrease in the absolute dollar amount of cost of sales resulted primarily from the significant revenue decline. The lower sales volume has also added costs in the system segment because of the decrease in production of inventory which has resulted in unabsorbed overhead costs. During the three and six month periods, the Company reserved approximately $420,000 and $520,000 of obsolete inventory due to end of life status of certain systems products.

Engineering and Development

        The following table details engineering and development expenses by operating segment for the three and six months ended March 31, 2002 and February 28, 2001 (amounts in thousands):

                                                    /-----For the three months ended------/   /----For the six months ended------/

	Mar 31	% of	Feb 28	% of	Mar 31	% of	Feb 28	% of
Engineering & Development Expense:	2002	Total	2001	Total	2002	Total	2001	Total

By Operating Segment:
Systems	$439	47%	$432	49%	$823	44%	$994	51%
System and Service Integration	206	23%	192	21%	472	24%	500	25%
E-Commerce Software	141	15%	166	19%	314	17%	272	14%
Other Software	141	15%	102	11%	282	15%	200	10%
Total	$927	100%	$892	100%	$1,891	100%	$1,966	100%

Engineering and development expenses increased 4% and decreased 4% for the three and six months ended March 31, 2002 compared to the comparable periods ended February 28, 2001. The year to date decrease was due to lower labor costs from attrition, lower depreciation resulting from more fully depreciated capital equipment, a decrease in materials used in product development, and decreased outside consulting services in Systems. The quarter increase in other software engineering and development was due to the addition of personnel.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by operating segment for the three and six months ended March 31, 2002 and February 28, 2001.

                                                     /-----For the three months ended------/   /----For the six months ended------/

	Mar 31	% of	Feb 28	% of	Mar 31	% of	Feb 28	% of
S G & A Expense:	2002	Total	2001	Total	2002	Total	2001	Total

By Operating Segment:
Systems	$1,004	49%	$1,057	45%	$1,916	44%	$2,047	44%
System and Service Integration	571	27%	674	28%	1,345	32%	1,279	27%
E-Commerce Software	261	13%	379	16%	566	13%	842	18%
Other Software	219	11%	261	11%	480	11%	523	11%
Total	$2,055	100%	$2,371	100%	$4,307	100%	$4,691	100%

Selling, general and administrative expense decreased $316,000 or 13% and $384,000 or 8% for the three and six months ended March 31, 2002 compared to the three and six-month periods ended February 28, 2001. This decrease is mainly due to a reduction in audit and tax services related to the corporate restructure in fiscal 2001, a reduction in trade show and promotional literature expense, a reduction in commission expense due to lower sales volume, a reduction in moving expense, a reduction in depreciation expense on fully depreciated capital equipment, and a reduction of labor and fringe expense due to attrition. These reductions were offset by increased occupancy costs of the new corporate facility.

During the quarter ended March 31, 2002 the Company had a reduction of 8 positions due to the reduction in sales and recorded $44,000 restructuring expense related to the severance and other costs associated with the reduction. The annual savings for this action will be approximately $285,000.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation, for the three and six month periods ended March 31, 2002 was $55,000 and $104,000, respectively. This represents a decline of $23,000 and $53,000 from the prior comparable three and six-month periods ended February 28, 2001. This decline was due in part to the reduction in the interest received on short-term investments due to the decline in rates from last year.

         The Company recorded the federal tax benefit for the current period and the related increase in deferred tax assets as it believes it is more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss will be utilized in the future to offset taxable income. No benefit has been reflected for state taxes since the Company does not believe it will generate sufficient taxable income through the state carryforward period. If the Company is unable to generate sufficient federal taxable income in future periods it may be necessary to provide a valuation allowance against the deferred tax asset. Through March 31, 2002, the Company had net losses to offset taxable income for federal purposes of $1,686,000. The expiration date for the utilization of these losses range from 2002 to 2021.

Liquidity and Capital Resources

        Working capital at March 31, 2002 decreased to $18.6 million compared to $21.9 million at August 31, 2001. This decline relates mainly to reductions in accounts receivables and inventories due to lower sales volume.

        The Company's consolidated net capital expenditures were $298,000 and $351,000 for the three and six-month periods ended March 31, 2002 compared to $51,000 and $340,000 in the three and six-month periods ended February 28, 2001.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and six-month periods ended March 31, 2002 or February 28, 2001. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

CSP Inc.
(Registrant)

Date: May 14, 2002                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: May 14, 2002                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

                                                                                                                                     SCHEDULE I
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          PERCENTAGE OF SALES

                                                              (Dollars in thousands)
                                                                     (Unaudited)

                                      /---------For the three months ended---------/  /-----For the six months ended------/
	Mar 31		Feb 28		Mar 31		Feb 28
	2002	%	2001	%	2002	%	2001	%

Sales	$6,190	100%	$9,352	100%	$12,690	100%	$20,774	100%

Cost of sales	4,665	75%	6,592	70%	9,294	73%	14,754	71%

Engineering and
development	927	15%	892	10%	1,891	15%	1,966	9%

Selling, general and
administrative	2,055	33%	2,371	25%	4,307	34%	4,691	23%

Total costs and
expenses	7,647	124%	9,855	105%	15,492	122%	21,411	103%

Operating loss	(1,457)	(24%)	(503)	(5%)	(2,802)	(22%)	(637)	(3%)

Other income (expense)	55	1%	1,611	17%	104	1%	1,363	7%

Income (loss) before income taxes	(1,402)	(23%)	1,108	12%	(2,698)	(21%)	726	3%

Income tax expense (benefit)	(495)	(8%)	493	5%	(848)	(7%)	323	2%

Net income (loss)	($907)	(15%)	$615	7%	($1,850)	(15%)	$403	2%

                                                                                                                                     SCHEDULE II
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                              (Dollars in thousands)
                                                                     (Unaudited)

                                             /--For the three months ended--/          /--For the six months ended--/
                                                                        March 31, 2002 vs. February 28, 2001

	$	%	$	%
	Change	Change	Change	Change

Sales	($3,162)	(34%)	($8,084)	(39%)

Cost of sales	(1,927)	(41%)	(5,460)	(37%)

Engineering and
development	35	4%	(75)	(4%)

Selling, general and
administrative	(316)	(13%)	(384)	(8%)

Total costs and
expenses	(2,208)	(22%)	(5,919)	(28%)

Operating profit (loss)	(954)	(190%)	(2,165)	(340%)

Other income (expense)	(1,556)	(97%)	(1,259)	(92%)

Income (loss) before
income taxes	(2,510)	(226%)	(3,424)	(472%)

Income tax expense (benefit)	(998)	(180%)	(1,171)	(363%)

Net income (loss)	($1,522)	(247%)	($2,253)	(559%)