Form 10-Q
period 2002-06-30
CSP INC /MA/
filed 2002-08-13
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            June 30, 2002

or

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

                                Class                                                             Outstanding August 13, 2002
           Common Stock, $.01 par value                                                3,522,269 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	20
Item 6.	Exhibits & Reports on Form 8-K	20

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	June 30,	August 31,
	2002	2001
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,831	$1,398
Short-term investments	11,983	12,330
Accounts receivable, net	3,189	5,731
Income tax receivable, net	370	--
Inventories	3,757	5,312
Deferred income taxes	1,053	942
Other current assets	1,512	921
Total current assets	24,695	26,634

Property, equipment and improvements, net	1,294	1,417
Other assets:
Long-term investments	173	350
Deferred income taxes	2,236	1,602
Goodwill, net	601	754
Other assets	1,480	1,592
Total other assets	4,490	4,298

Total assets	$30,479	$32,349

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,619	$4,221
Income taxes payable	303	485
Total current liabilities	4,922	4,706
Deferred compensation and retirement plans	4,047	3,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,093
and 4,084 shares	41	41
Additional paid-in capital	11,275	11,235
Retained earnings	13,770	16,359
Accumulated other comprehensive income	(719)	(1,000)
	24,367	26,635
Less treasury stock, at cost, 570 and 571 shares	2,857	2,861
Total shareholders' equity	21,510	23,774
Total liabilities and shareholders' equity	$30,479	$32,349

See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)
                                                                      (Unaudited)

                                                          /-For the three months ended--/  /--For the nine months ended---/

	June 30,	May 31,	June 30,	May 31,
	2002	2001	2002	2001
Sales:
Systems	$3,075	$733	$6,449	$5,517
System and service integration	3,719	7,906	11,385	21,737
E-Commerce software	578	375	1,465	1,611
Other software	443	520	1,206	1,443
Total sales	7,815	9,534	20,505	30,308

Cost of Sales:
Systems	1,728	1,259	4,215	3,526
System and service integration	2,893	7,100	8,999	18,837
E-Commerce software	373	198	851	700
Other software	122	163	345	411
Total cost of sales	5,116	8,720	14,410	23,474
Gross profit	2,699	814	6,095	6,834

Operating expenses:
Engineering and development	901	944	2,792	2,910
Selling, general & administrative	2,058	2,255	6,365	6,946
Total operating expenses	2,959	3,199	9,157	9,856

Operating loss	(260)	(2,385)	(3,062)	(3,022)

Other income(expense):
Loss on disposal of French operation	--	--	--	(339)
Gain on sale of property	--	--	--	1,545
Impairment charge on investments	--	(1,205)	--	(1,205)
Other income	64	161	168	318
Total other income, net	64	(1,044)	168	319

Loss before income taxes	(196)	(3,429)	(2,894)	(2,703)

Income tax benefit	(112)	(723)	(960)	(400)

Net loss	($84)	($2,706)	($1,934)	($2,303)

Net loss per share - basic and diluted	($0.02)	($0.77)	($0.55)	($0.65)
Weighted average shares outstanding - basic	3,523	3,511	3,522	3,543
and diluted

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                      /--For the nine months--/

	ended
	June 30,	May 31,
	2002	2001
Cash flows from operating activities:
Net loss	($1,934)	($2,303)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	617	745
Loss on disposal of fixed assets	23	--
Gain on sale of property, net	--	(1,318)
Impairment charge on investments		1,205
Deferred compensation and retirement plans	100	98
(Increase) in deferred income taxes	(354)	(671)
Other	99	16
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	864	3,347
(Increase) decrease in inventories	1,635	(1,447)
Increase in other current assets	(536)	(149)
Increase in accounts payable and accrued expenses	963	1,206
Increase (decrease) in income taxes payable	32	(251)
Net cash provided by (used in) operating activities	1,509	478
Cash flows from investing activities:
Purchases of available-for-sale securities	(495)	(271)
Purchases of held-to-maturity securities	(20,070)	(38,857)
Sales of available-for-sale securities	460	363
Maturities of held-to-maturity securities	20,163	35,185
Proceeds from sale of property, net of expenses	--	3,097
Purchase of property, equipment and improvements, net	(410)	(456)
Net cash provided by (used) in investing activities	(352)	(939)
Cash flows from financing activities:
Proceeds from stock options	--	37
Income tax benefit related to exercise of stock options	--	102
Proceeds from issuance of shares under employee
stock purchase plan	40	26
Purchase of treasury stock	--	(313)
Net cash provided by (used) in financing activities	40	(148)
Effects of exchange rate on cash and cash equivalents	124	(81)
Net increase (decrease) in cash and cash equivalents	1,321	(690)
Cash and cash equivalents, beginning of period	1,510	3,923
Cash and cash equivalents, end of period	$2,831	$3,233
Supplementary cash flow information:
Cash paid for income taxes, net	$339	$632
Cash paid for interest	$14	$105
Non-cash distribution of dividends	--	$718

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

1. Change in Fiscal Year

Effective on September 1, 2001 the Company changed its fiscal year end from August 31st to September 30th. This change was effective for the one-month period ended September 30, 2001. The following table presents the (unaudited) condensed results of operations for the one-month ended September 30, 2001:
Condensed Consolidated Statements of Operations	One month ended
(in thousands, except per share amounts)	September 30,
2001
(unaudited)

Sales	$1,497
Cost of sales	1,382
Gross profit	115

Engineering and development	291
Selling, general & administrative	704
Total operating expenses	995

Operating loss	(880)
Other expense	(142)

Loss before income taxes	(1,022)
Income tax benefit	366

Net loss	($656)

Net loss per share - basic and diluted	($0.19)
Weighted average shares outstanding- basic and diluted	3,513

2. Inventories

Inventories consist of the following (amounts in thousands):

	June 30,	August 31,
	2002	2001

Raw materials	$2,196	$2,957
Work in process	181	439
Finished goods	1,380	1,916

Total	$3,757	$5,312

3. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At June 30, 2002, the Company has repurchased 570,075 or 77% of the total shares authorized to be purchased.

4. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                               /---Three Months Ended--/   /--Nine Months Ended--/
	June 30	May 31	June 30	May 31
(Amounts in thousands, except per share)	2002	2001	2002	2001

Net loss	($84)	($2,706)	($1,934)	($2,303)

Weighted average number of shares
Outstanding - basic	3,523	3,511	3,522	3,543
Incremental shares from the assumed exercise
of stock options	--	--	--	--
Weighted average number of shares
outstanding - dilutive	3,523	3,511	3,522	3,543

Net income (loss) per share - basic	($0.02)	($0.77)	($0.55)	($0.65)
Net income (loss) per share - diluted	($0.02)	($0.77)	($0.55)	($0.65)

Options to purchase 420,395 and 381,026 shares of common stock at June 30, 2002 and May 31, 2001, respectively, were outstanding but were not included in the year-to-date calculation of diluted net loss per share because the effect would have been antidilutive.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated
	Gain(loss)	Foreign	Other
	on	Translation	Comprehensive
	investments	Adjustment	Income (Loss)

Balance August 31, 2001	$67	($1,067)	($1,000)
Change in period	(8)	21	13
Balance September 30, 2001	59	(1,046)	(987)
Change in period	2	(90)	(88)
Balance December 31, 2001	61	(1,136)	(1,075)
Change in period	(7)	(112)	(119)
Balance March 31, 2002	54	(1,248)	(1,194)
Change in period	(7)	482	475
Balance June 30, 2002	$47	($766)	($719)

Balance August 31, 2000	$135	($1,214)	($1,079)
Change in period	(44)	(112)	(156)
Balance November 30, 2000	91	(1,326)	(1,235)
Change in period	(674)	307	(367)
Balance February 28, 2001	(583)	(1,019)	(1,602)
Change in period	664	(276)	388
Balance May 31, 2001	$81	($1,295)	($1,214)

6. New Accounting Pronouncements

In June 2001, FASB issued SFFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later. It rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

6. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):
		System and
		Service	E-Commerce	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 6/30/02
Net Sales	$3,075	$3,719	$578	$443	$7,815
Loss from operations	(26)	(11)	(182)	(41)	(260)
Identifiable assets	19,316	8,863	1,141	1,159	30,479
Capital expenditures	18	36	6	1	61
Depreciation	97	49	8	5	159

Quarter Ended 5/31/01
Net Sales	$733	$7,906	$375	$520	$9,534
Profit (loss) from operations	(1,850)	(141)	(403)	9	(2,385)
Identifiable assets	20,713	11,592	919	1,581	34,805
Capital expenditures	56	55	3	2	116
Depreciation	80	92	4	6	182

Nine Months Ended 6/30/02
Net Sales	$6,449	$11,385	$1,465	$1,206	$20,505
Loss from operations	(1,878)	(268)	(653)	(263)	(3,062)
Identifiable assets	19,316	8,863	1,141	1,159	39,479
Capital expenditures	294	99	13	6	412
Depreciation	251	203	26	17	497

Nine Months Ended 5/31/01
Net Sales	$5,517	$21,737	$1,611	$1,443	$30,308
Profit (loss) from operations	(2,374)	174	(783)	(39)	(3,022)
Identifiable assets	20,713	11,592	919	1,581	34,805
Capital expenditures	330	110	8	8	456
Depreciation	294	271	20	21	606

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of investment income and interest expense for the three and nine months ended June 30, 2002 and loss on disposal of French operations, investment income and interest expense for the three and nine months May 31, 2001. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-Commerce software segment based upon employee headcount and the remaining balance is allocated to the Systems and System and Service Integration segments based upon sales revenue.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the projections of taxable income over the next several years, we believe that the deferred tax assets recognized net of the valuation allowance will not expire unused. Based on our projections for future income over the periods, in which the temporary differences are deductible, we believe it is more likely than not that we will realize these differences. The amount of the deferred tax asset considered realizable however can be reduced or even completely reserve for in the near future if estimates of future taxable income and or orders for products and services are not received in the near future during the carry-forward period.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section "Factors That May Affect Future Performance". These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. During the fourth quarter the Company expects to receive notification on the status of a significant contract. If the Company is not awarded the contract it will impact the Company projections and require the Company to record a valuation allowance against the deferred tax asset.

Inventory Valuation. The recoverability of inventories is based upon the types and levels of inventories held forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Goodwill Impairment. Our long-lived assets include goodwill of $601,000 as of June 30, 2002. During the nine months ended June 30, 2002, we evaluated the recoverability of our goodwill in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the future discounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill during the nine months ended June 30, 2002. In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. We are adopting SFAS 142 effective October 1, 2002.

Results of Operations - 2002 Compared to 2001

Revenue

The following table details the Company's sales by operating segment for the three and nine months ended June 30, 2002 and May 31, 2001.

	June 30,	% of	May 31,	% of
Sales Revenue:	2002	Total	2001	Total

For the Three Months Ended:
Systems	$3,075	39%	$733	8%
System and Service Integration	3,719	48%	7,906	83%
E-Commerce Software	578	7%	375	4%
Other Software	443	6%	520	5%
Total	$7,815	100%	$9,534	100%

For the Nine Months Ended:
Systems	$6,449	31%	$5,517	18%
System and Service Integration	11,385	56%	21,737	72%
E-Commerce Software	1,465	7%	1,611	5%
Other Software	1,206	6%	1,443	5%
Total	$20,505	100%	$30,308	100%

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

       The Company reported net sales of $7.8 million and $20.5 million for the three and nine-month periods ended June 30, 2002 compared to $9.5 million and $30.3 million for the three and nine-month periods ended May 31, 2001. This represented a decrease of 18% or $1.7 million for the three-month period and 32% or $9.8 million for the nine-month period. The decrease in revenue was due to: reductions in system and integration sales due to the lower in revenue from our key European telecom customers, elongated cycles in US defense procurements which has caused a decline in our systems sales, and the continued weak global economy.

        System sales were $3.1 million and $6.4 million of total sales for the three and nine months ended June 30, 2002, compared to $.7 million and $5.5 million for the three and nine months ended May 31, 2001. This represents an increase of approximately $2.3 million or 319% and $.9 million or 17%, respectively. The increase in system sales was due to the increased shipment of the 2841 product, a series 2000 current product offering, and large number of legacy systems shipped due to the end of life of the classic systems. The Company accepted orders up to January 31, 2002 on the Classic legacy systems. These systems are the final shipments for the Classic line. The sales of Series 2000 products have improved from the prior quarters; however, management does not expect this trend to continue. The widely anticipated improvement in Defense spending has yet to be realized and this is due to the protracted approval process for the fiscal year 2002 Appropriation bill in Congress, extended deployment incubation periods and uncertainties concerning funding for new Homeland Security programs. The CSPI Series 2000 product line accounted for 45% and 43% of system sales for the three and nine-month periods ended June 30, 2002 compared to 40% and 60% for the three and nine months ended May 31, 2001. The SuperCard product line accounted for 5% and 12% of system sales for the three and nine months ended June 30, 2002 compared to 44% and 16% for the three and nine months ended May 31, 2001. The Classic systems product line represented 47% and 42 % of the current quarter and year to date system sales compared to 13% and 17% for the prior comparable periods.

        Sales for System and Service Integration were $3.7 million or 48% and $11.4 million or 55% of total sales for the three and nine months ended June 30, 2002, compared to $7.9 million or 83% and $21.7 million or 72% for the comparable periods ended May 31, 2001. The decrease from the prior comparable periods of $4.2 million or 53% and $10.4 million or 47%, respectively. This decrease was due to the continued decline in European business as our customers have dramatically reduced their technology budgets. One major customer initiated a temporary capital-spending freeze due to the retrenchment of IT spending after the events of September 11, 2001 but has begun to purchase some products and services during the quarter.

        E-Commerce Software sales were $578,000 or 7% and $1.5 million or 7% of total sales for the three and nine months ended June 30, 2002 compared to $375,000 or 4% and $1.6 million or 5% for the three and nine month comparable periods ended May 31, 2001. This represents an increase of $203,000 or 54% for the comparable three-month periods and a decrease of $146,000 or 9% year to date. The quarter revenue increase was for projects completed in Europe and the year to date revenue decline was mainly due to market conditions.

        Other Software sales were $443,000 or 6% and $1.2 million or 6% of total sales for the three and nine-month periods ended June 30, 2002 compared to $520,000 or 5% and $1.4 million or 5% for the three and nine-month comparable periods ended May 31, 2001. This represents a decline of $77,000 or 15% and $237,000 or 16% for the three and nine month periods. This decline is mainly due to seasonal fluctuations and market conditions. The other software sales are primarily from sales of life sciences software.

The following table details the Company's sales by geographic region for the three and nine months ended June 30, 2002 and May 31, 2001:

                     /---------For the three months ended--------/   /-----------For the nine months ended----------/

		% of		% of		% of		% of
	6/30/02	Total	5/31/01	Total	6/30/02	Total	5/31/01	Total

Europe	$4,855	63%	$7,269	76%	$12,418	61%	$20,579	68%
North America	2,635	33%	2,200	23%	6,883	34%	9,298	31%
Far East	325	4%	65	1%	1,204	5%	431	1%
Totals	$7,815	100%	$9,534	100%	$20,505	100%	$30,308	100%

        European sales account for 63% and 61% of total sales for the three and nine-month periods ended June 30, 2002 compared to 76% and 68% for the three and nine-month period ended May 31, 2001. European sales were primarily from subsidiaries in Germany and the United Kingdom.

Cost of Sales

         The following table details the Company's sales and gross margin by operating segment for the three and nine months ended June 30, 2002 and May 31, 2001 (amounts in thousands):
	Systems	System and Service Integration	E- Commerce Software	Other Software	Total
Qtr Ended 6/30/02
Sales	$3,075	$3,719	$578	$443	$7,815
Cost of sales	1,728	2,893	373	122	5,116

Gross margin $	1,347	826	205	321	2699
Gross margin %	44%	22%	35%	72%	35%

Qtr Ended 5/31/01
Sales	$733	$7,906	$375	$520	$9,534
Cost of sales	1,259	7,100	198	163	8,720

Gross margin $	(526)	806	177	357	814
Gross margin %	(72%)	10%	47%	69%	9%

YTD Ended 6/30/02
Sales	$6,449	$11,385	$1,465	$1,206	$20,505
Cost of sales	4,215	8,999	851	345	14,410

Gross margin $	2,234	2,386	614	861	6,095
Gross margin %	35%	21%	42%	71%	30%

YTD Ended 5/31/01
Sales	$5,517	$21,737	$1,611	$1,443	$30,308
Cost of sales	3,526	18,837	700	411	23,474

Gross margin $	1,991	2,900	911	1,032	6,834
Gross margin %	36%	13%	57%	72%	23%

     Cost of sales as a percentage of revenue improved to 65% and 70% for the three and nine months ended June 30, 2002 compared to 91% and 77% for the comparable periods ended May 31, 2001. The lower cost of sales was due to the change in mix of revenue with the increased systems sales, which have higher gross contribution. During the three and nine month periods, the Company reserved approximately $100,000 and $620,000 of obsolete inventory due to end of life status of certain systems products.

Engineering and Development

        The following table details engineering and development expenses by operating segment for the three and nine months ended June30, 2002 and May 31, 2001 (amounts in thousands):

                                                   /-----For the three months ended------/   /---For the nine months ended-----/

	June 30	% of	May 31	% of	June 30	% of	May 31	% of
Engineering & Development Expense:	2002	Total	2001	Total	2002	Total	2001	Total

By Operating Segment:
Systems	$421	47%	$430	46%	$1,244	45%	$1,424	49%
System and Service Integration	167	19%	281	30%	639	23%	781	27%
E-Commerce Software	174	19%	118	12%	488	17%	390	13%
Other Software	139	15%	115	12%	421	15%	315	11%
Total	$901	100%	$944	100%	$2,792	100%	$2,910	100%

Engineering and development expenses decreased 5% and decreased 4% for the three and nine months ended June 30, 2002 compared to the comparable periods ended May 31, 2001. The year to date decrease was due to lower labor costs from attrition, lower depreciation resulting from more fully depreciated capital equipment, a decrease in materials used in product development, and decreased outside consulting services in Systems.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by operating segment for the three and six months ended June 30, 2002 and May 31, 2001.

                                                    /-----For the three months ended------/   /---For the nine months ended-----/

	June 30	% of	May 31	% of	June 30	% of	May 31	% of
S G & A Expense:	2002	Total	2001	Total	2002	Total	2001	Total

By Operating Segment:
Systems	$952	46%	$893	40%	$2,868	45%	$2,940	42%
System and Service Integration	669	33%	667	30%	2,014	32%	1,946	28%
E-Commerce Software	213	10%	461	20%	779	12%	1,303	19%
Other Software	224	11%	234	10%	704	11%	757	11%
Total	$2,058	100%	$2,255	100%	$6,365	100%	$6,946	100%

Selling, general and administrative expense decreased $197,000 or 9% and $581,000 or 8% for the three and nine months ended June 30, 2002 compared to the three and nine-month periods ended May 31, 2001. This decrease is mainly due to a reduction in lower labor and benefit costs, audit and tax services related to the corporate restructure in fiscal 2001, a reduction in trade show and promotional literature expense, a reduction in commission expense due to lower sales volume, a reduction in moving expense, a reduction in depreciation expense on fully depreciated capital equipment, and a reduction of labor and fringe expense due to attrition. These reductions were offset by increased occupancy costs of the new corporate facility. During the quarter the Company recorded an expense of approximately $130,000 for closure of the office in Karlsrube, Germany with the reduction of six employees. The annual savings is expected to be save approximately $600,000.

Other Income/Expenses

        Other income/expenses, exclusive of the loss on disposal of French operation, gain on sales of the property and impairment charge on investment, for the three and nine-month periods ended June 30, 2002 was $64,000 and $168,000, respectively. This represents a decline of $97,000 and $150,000 from the prior comparable three and nine-month periods ended May 31, 2001. This decline was due in part to the reduction in the interest received on short-term investments due to the decline in rates from last year.

Income Tax

         The Company recorded a federal tax benefit for the current period and the related increase in deferred tax assets as it believes it is more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss will be utilized in the future to offset taxable income. No benefit has been reflected for state taxes since the Company does not believe it will generate sufficient taxable income through the state carryforward period. Through, June 30 2002, the Company had net losses to offset taxable income for federal purposes of $1,700,000. The expiration date for the utilization of these losses range from 2002 to 2021.

Liquidity and Capital Resources

        Working capital at June 30, 2002 decreased to $19.8 million compared to $21.9 million at August 31, 2001. This decline relates mainly to reductions in accounts receivables and inventories due to lower sales volume.

        The Company's consolidated net capital expenditures were $59,000 and $410,000 for the three and nine-month periods ended June 30, 2002 compared to $116,000 and $456,000 in the three and nine-month periods ended May 31, 2001.

        Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and nine-month periods ended June 30, 2002 or May 31, 2001. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

             None

Item 5. Other Information

              Certification Under Sarbanes-Oxley Act

               Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

                 Certification Under Sarbanes-Oxley Act

    Reports on Form 8-K

None

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: August 13, 2002                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: August 13, 2002                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

                                                                                                                                     SCHEDULE I
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          PERCENTAGE OF SALES

                                                              (Dollars in thousands)
                                                                     (Unaudited)

                                      /---------For the three months ended---------/  /----For the nine months ended-----/
	June 30		May 31		June 30		May 31
	2002	%	2001	%	2002	%	2001	%

Sales	$7,815	100%	$9,534	100%	$20,505	100%	$30,308	100%

Cost of sales	5,116	65%	8,720	91%	14,410	70%	23,474	78%

Engineering and
development	901	12%	944	10%	2,792	14%	2,910	10%

Selling, general and
administrative	2,058	26%	2,255	24%	6,365	31%	6,946	23%

Total costs and
expenses	8,075	103%	11,919	125%	23,567	115%	33,330	110%

Operating loss	(260)	(3%)	(2,385)	(25%)	(3,062)	(15%)	(3,022)	(10%)

Other income (expense)	64	1%	(1,044)	(11%)	168	1%	319	1%

Income (loss) before income taxes	(196)	(3%)	(3,429)	(36%)	(2,894)	(14%)	(2,703)	(9%)

Income tax expense (benefit)	(112)	(1%)	(723)	(8%)	(960)	(5%)	400	(1%)

Net income (loss)	($84)	(1%)	($2,706)	(28%)	($1,934)	(9%)	($2,303)	(8%)

                                                                                                                                     SCHEDULE II
                                                      CSP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIOD TO PERIOD DOLLAR AND PERCENTAGE CHANGE

                                                              (Dollars in thousands)
                                                                     (Unaudited)

                                             /--For the three months ended--/          /--For the nine months ended--/
                                                                        June 30, 2002 vs. May 31, 2001

	$	%	$	%
	Change	Change	Change	Change

Sales	($1,719)	(18%)	($9,803)	(32%)

Cost of sales	(3,604)	(41%)	(9,064)	(39%)

Engineering and
development	(43)	(5%)	(118)	(4%)

Selling, general and
administrative	(197)	(9%)	(581)	(8%)

Total costs and
expenses	(3,844)	(32%)	(9,763)	(29%)

Operating profit (loss)	2,125	(89%)	(40)	1%

Other income (expense)	1,108	(106%)	(151)	(47%)

Income (loss) before
income taxes	3,233	(94%)	(191)	7%

Income tax expense (benefit)	611	(85%)	(560)	140%

Net income (loss)	$2,622	(97%)	$369	(16%)

                                                                                                                                     EXHIBIT I

                                                CERTIFICATION PURSUANT TO

                                                               18 U.S.C. Section 1350,

                                                   AS ADOPTED PURSUANT TO

                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of CSP Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Chief Executive Officer, President and Chairman and Vice President of Finance, Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities

                   Exchange Act of 1934; and

            (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2002                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: August 13, 2002                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer