Form 10-K
period 2002-09-30
CSP INC /MA/
filed 2002-12-26
CIK 356037

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2002
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of December 10, 2002, there were 3,531,975 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.70 of a share as reported for December 9, 2002 on the NASDAQ National Market System) held by non-affiliates was approximately $9,536,333.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s Proxy Statement to be dated December 20, 2002 in connection with Registrant’s 2002 Annual Meeting of Stockholders scheduled to be held on January 27, 2003 are incorporated by reference in Part III hereof.

PART I

Item 1.    Business

(a)  General Development of Business

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market software for E-business solutions and image processing, network management, security and storage systems integration services and high-performance cluster computer systems.

CSPI operates in four segments. The four segments are: systems, which include manufactured hardware products, systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, E-business software and “other software” products that are developed by the Company.

MODCOMP, Inc. is a multinational business operation that develops and markets e-business solutions and provides network management, storage systems and security integration services including consulting, system integration and outsourcing. MODCOMP’s newest software product is Xport, a messaging server that handles high throughput messages between host systems and client devices like fax, email and telex. In addition, MODCOMP develops and markets ViewMax, which is a development software that allows companies to rapidly re-engineer and integrate their legacy application with Internet technologies and AIM66, which is a multichannel transaction server software that supports WAP, GPRS, I-mode and UMTS which are critical for the 3G wireless deployment in Europe. The company sells all of its products through its own direct sales force in the U.S., Germany and U. K. It also sells their products and services through distributors in the rest of the world.

The Company has another business operation, Scanalytics, which develops and markets imaging systems for molecular and cell biology. Its revenues are reported in the other software segment. Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including Digital Microscopy, Genomics, and High-Throughput Screening. Scanalytics sells both directly and through a network of distributors and resellers.

The CSPI MultiComputer Division is another business operation that reports its activity in the systems segment. The MultiComputer Division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via distributors in the rest of the world.

(b)  Financial Information about Industry Segments

The Company operates in four segments, Systems, Service and system integration, E-business Software, and Other Software. The following table presents sales by each segment:

	2002	%	2001	%	2000	%
	(Dollars in thousands)
Systems	$7,531	27%	$8,430	20%	$12,772	21%
Service and system integration	17,226	62	29,693	71	45,597	73
E-business software	1,811	6	1,906	5	1,810	3
Other Software	1,543	5	1,887	4	1,842	3

Total Sales	$28,111	100%	$41,916	100%	$62,021	100%

(c)  Narrative Description of Business

The Company and its subsidiaries develop and market Internet software for E-business solutions, image-processing software, network management integration services and high-performance cluster computer systems.

Products and Services

CSPI Systems

CSPI Systems supplies very dense high-performance cluster computer systems (“HPC”) for the high-end scientific/technical/defense computing markets and high-performance embedded computer systems (“HPEC”) for the signal/image processing market. Applications expertise, product innovation, strong technical support, and dedicated customer support make CSPI one of the industry’s leading providers of high-performance cluster computer systems.

Applying its three plus decades of experience, the Company designs, manufactures, sells and services high-performance cluster computer systems for compute intensive applications needing tens to hundreds of processors interconnected with a very high bandwidth network. All of the Company’s current products are easily scalable to a very large size, are specially designed to require minimum space and power and are based upon open and standard hardware and software components.

The 2000 SERIES and FastCluster are the newest products. Product improvements, as well as new complementary products beneficial to both of these product line are continuously under development.

FastCluster Products

In April 2000, CSPI introduced the FastCluster line of high-performance cluster computer systems incorporating hundreds of processors, all interconnected by a very high-bandwidth network. FastCluster systems are very dense Linux cluster computers designed to meet the needs of a wide range of computationally intensive applications in the military computer marketplace. Applications areas include radar and sonar signal processing, command and control, communications and intelligence.

FastCluster offers customers a very dense open hardware platform including the most modern processors, memory and networking components, easy upgrades through continuous insertion of the latest technologies and seamless application reuse through the use of industry standards, such as Open Source Software (OSS) including Linux, MPI and VSIPL. The superior architectural design of FastCluster products is based on G4 processors from Motorola™ incorporating AltiVec™ technology, high-speed memory and Myrinet™ 2000. FastCluster products use the industry-standard Linux operating system for PowerPC™ processors and are compatible with the full range of third-party software packages including FORTRAN compilers, vectorizers, math and image processing libraries, debuggers, profilers and other cluster development and run-time tools. CSPI Linux-based products are offered with many high-availability features including instant booting from a cold start, error-correcting memory, a fault tolerant MPI-like library, hot-swappable hardware, extended environmental specifications and built-in test.

Entry price for a 16 processor FastCluster desktop is under $100,000. Larger FastCluster systems incorporating over 1000 processors are available and sell for several million dollars. All FastCluster products are sold with standard hardware and software warranties. Contract support and service are optionally available from CSPI support organization.

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

SuperCard and Other Products

CSPI MultiComputers supplies, on an ‘as available’ basis, support for other older products, some initially released a decade or more ago, still in use by our customers, mainly on critical applications within the defense industry.

Computer Hardware

In 1988, MODCOMP, Inc. systems began selling RealStar family of computers, based on open systems VME and Motorola 68k and 88k processor technology. This was a direct result of faster processing technology and customer demand. MODCOMP provides migration paths for CLASSIC proprietary customers with these systems. Prices range from $15,000 to $100,000.

In July 1997, the Company introduced its RealStar II line of computer systems. This is a line of third-party hardware based on Pentium processor technology. This hardware is specially configured for optimum performance with MODCOMP’s REAL/IX PX operating system. MODCOMP adds additional components and software to these systems such as RAID subsystems, interface cards, disks, video displays, to optimize them for the real-time, process control market place. During fiscal year 1999, the Company purchased a license for ScadaBase from Access Ware in order to complement the capabilities of the REAL/IX operating system. ScadaBase has also been programmed to work with the LINUX operating system for applications like the monitoring of Internet Service Provider’s (ISP’s) facilities. Prices for these systems range from $6,000 to $25,000.

The Company also continues to offer refurbished CLASSIC(legacy computer systems) and MODACS proprietary systems as well as parts and services from its Fort Lauderdale headquarters. The CLASSIC systems are mini and supermini computers designed specifically to support real-time applications. The MODACS and MODACSX products are data acquisition and control systems. Prices range from $15,000 to $150,000.

Service and System Integration

Integration Services

In recent years, the Company’s product offering has shifted away from the sales of systems produced (proprietary and open architecture) hardware toward integration solutions including hardware, software, special engineering, and third-party hardware and software. The Company’s value proposition is integrating these components together into a complete solution and installing the system at the customer site. These services are offered by all MODCOMP locations. In particular, the German subsidiary has had significant successes in the telecommunication market with the recent deregulation of that industry.

The Company continues to sell refurbished legacy systems and components, especially as it relates to servicing current customers with replacement and/or upgraded systems. The old legacy computer systems generally can be expanded without major redesign as customer requirement’s change.

The legacy computer systems are generally utilized in industrial plants, research laboratories and data processing applications and operate in real-time.

The purchase prices of legacy computer systems are typically priced from $6,000 to $150,000, depending upon customer requirements.

Computer Software and Computer Programming

Legacy computers are supported by high-level operating software, referred to as MAX, REAL/IX, REAL/IX PX and ScadaBase. This software is designed specifically for optimum real-time performance. The Company’s software enables customers to write their own real-time application software. These applications, when combined with legacy computers or third-party computers, create systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are required in this marketplace. Prices range from $3,000 to $35,000.

Internet Integration and Security Solutions

The Company also offers its own and third-party software products as well as specialized programming and engineering services to supply customers with customized legacy-to-web, E-business solutions, virtual private networks and Internet security solutions.

E-Business Software

In fiscal year 1997, the Company launched ViewMax® in the United States. ViewMax® is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology. Using ViewMax® technology, the Company creates solutions that extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. Using ViewMax®, the Company creates solutions that can also integrate Electronic Commerce transactions with existing legacy Systems. Although the product has broad potential, the initial user of this technology have used it primarily for facilitating Electronic Commerce and creating Extranets. Current ViewMax® customers are in the travel, insurance, financial, health services education, government, manufacturing and distribution markets. Prices for ViewMax® range from $40,000 to $250,000.

The Company markets solutions using ViewMax directly to end-users. The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax® is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the US, UK and Germany, a wide range of companies from a broad spectrum of industry have adopted it, including travel, insurance, automotive, consumer electronics, and financial services.

Additionally, the Company provides Internet security consulting and implementation services for enterprise intrusion prevention and protection. Using third-party products from Checkpoint, MODCOMP ensures data security and integrity through the establishment of virtual private networks and firewalls.

In particular, the German subsidiary has had significant successes in the Internet security market in the telecommunications and financial services industries. Offering 7x24 service level agreements are a critical success factor in this market.

Wireless Portal Server Software

In fiscal 2002, MODCOMP Germany extended the WAP66 universal wireless transaction server software to be a multichannel transaction server software, now supporting all existing technologies from WAP, GPRS, I-mode and UMTS. Now offering true Advanced Internet Mobility support software, WAP66 has been renamed AIM66. This offering will enable MODCOMP to participate in the upcoming mobile services delivery market, which is a critical success factor for the telecommunication industry to succeed with 3G technology in Europe.

Messaging Software

In June 2002, MODCOMP Ltd. acquired the communications business of Sipher Software Ltd.—Sipher is a UK company specializing in Message Oriented Middleware solutions for companies like Barclays Bank, JP Morgan, Hong Kong Telecom and the BBC.

The Sipher acquisition included the relevant expertise in enterprise level messaging solutions and the Intellectual Property for the core-messaging server called Xport. This product has advanced gateway functionality for handling high throughput messages between host business systems such as IBM mainframes and client devices—fax, email, telex, EDI. The in-line processing engine can be configured to sort, map, filter and transcribe messages before being delivered to client devices, systems, databases or other applications.

Competitors include Topcall and Progress Software as well as EDS, IBM Global Services and Ernst & Young, who provide custom message integration solutions for the banking industry using products like IBM MQ Series and TIBCO.

Other Software

In this segment, Scanalytics gives “sight” to computers by creating software that captures images from digital cameras and scanners and extracts information from those images. The Company integrates those software products with off-the-shelf hardware components to create high-performance vision systems that support scientific researchers in the biological and the physical sciences. During 2002, the other software segment focused its efforts in three applications areas of biotechnology and life science research: Digital Microscopy, Genomics, and High Throughput Screening. Products are sold through two channels: directly to researchers via our own sales force and through a network of international and domestic dealers, OEMs, and VARs.

Digital Microscopy

IPLab is a general-purpose image analysis software package. It was originally available only on Macintosh computers, where IPLab has been called “the de facto standard in Macintosh image analysis”. Since then, IPLab has also been programmed to work within the Windows operating systems. Add-on modules for IPLab, called Extensions, provide application-specific functionality, making IPLab extremely adaptable for a wide variety of customers and industries. Extensions can easily be written by IPLab customers and third-party developers, as well as by our staff . The Company makes and markets individual Extensions for multi-fluorescence microscopy, calcium-ratio imaging, 3-D image visualization, time lapse studies, and microscope automation. The list price of Basic IPLab is $3,495 and extensions range in price from $600 to $3,000.

Genomics

GeneProfiler is the backbone of the other software products oriented towards Genomics. It is widely recognized as the most sophisticated and easy to use software of its kind in the industry. Scanalytics makes several other products within this group: OneDscan for either Macintosh or Windows provides basic gel documentation and analysis, Gellab II+ is used for 2D gel analysis, and DNAscan is a package for automatic sequencing of DNA sequencing gels. Prices for these products range from $995 to $2,995.

High Throughput Screening

High Throughput Screening systems are characterized by a high density of samples automated analysis and experimental repeatability. MicroArray Suite, introduced by Scanalytics in 1999, is an extension to IPLab that was developed by and licensed from the National Center for Human Genome Research at the National Institutes of Health. This software package assists researchers in analyzing microarrays, which are devices that let researchers evaluate potential drug candidates by testing them against thousands of DNA fragments simultaneously. MicroArray Suite is priced at $5,000. Scanalytics is continuing development of the Elispot Imager in collaboration with the Navy Medical Research Center. This system of software and hardware is used for immunological assays. (Elispot stands for Enzyme Linked Immuno-Spot). ELISpot Imager is priced at $21,000.

Markets, Marketing and Dependence on Certain Customers

Systems

The Company markets its FastCluster computer systems into the high-end scientific/technical/commercial high-performance computing (HPC) segments and markets its 2000 SERIES high-performance embedded computer (HPEC) systems into signal/image processing segment with emphasis on analysis of complex signals. The Company distributes its products in these markets as an original equipment manufacturer (OEM) supplier to system integrators; distributors and value added resellers (VARs).

FastCluster Markets

The newly introduced FastCluster line of high-performance cluster computer systems was designed to meet the needs of a wide range of computationally intensive applications in the scientific/defense high-performance computer marketplace. Typical applications in this market include radar and sonar, signal processing, command and control, communications and intelligence.

FastCluster brings to the high-performance cluster computing market a family of products incorporating many important features differentiating it from all other cluster computing offerings. FastCluster systems are distinguished by their elegant packaging—providing the highest density and lowest power consumption, high-speed node-to-node communications—providing optimum performance with true scalability and a completely integrated architecture—combining Linux, MPI, Myrinet and fault tolerance features. FastCluster systems offer the high-performance cluster computing market the best combined performance, features and price.

2000 SERIES Markets

2000 SERIES systems are sold primarily to prime contractors within the defense industry for use in sonar and radar systems, simulators, speech recognition equipment, night vision systems and signal & image analysis computers.

New programs requiring signal/image processing and analysis equipment as well as upgrades to existing military systems considered essential for maintaining American military leadership continues at a steady rate. However, fewer new programs are now funded into full deployment as the number of platforms (ships, planes, tanks, etc.) for computer systems reduce in number. Both new and upgrade programs require a substantial period of development and evaluation time before products are deployed into field use. Time from development to deployment varies based on the program, however, many programs are now stretching out well beyond the historical twelve to twenty-four month time period.

The Company supplies commercial-off-the-shelf (COTS) products to defense industry prime contractors who are being encouraged to use COTS solutions rather than build systems in-house using proprietary designs.

The COTS initiative is in response to US Defense Department’s efforts to contain program costs and to improve the time and cost to insert new technology into existing field equipment. This initiative is now being adopted by other governmental procurement agencies around the world. 2000 SERIES MultiComputer systems have been shipped to a number of customers developing COTS-based systems or evaluating its use for future COTS programs.

SuperCard Products

The MultiComputer SuperCard products are being used in programs currently in deployment such as the U.S. Navy’s sonar computers where they are used to co-ordinate information from hydraphone sensor arrays in both ship-based and shore-based installations. These programs typically stretch over many years. The deployment phases of many programs incorporating SuperCards are now completed. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. No new SuperCard based programs are anticipated.

The Company sells all products through its own direct sales force in the U.S. and via distributors in the rest of the world.

Service and System Integration

MODCOMP supplies and integrates network and storage solutions and designs, services and markets worldwide, high-speed mini-computers principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has expanded its product line by including third-party equipment in their sales and servicing offerings. This new focus as a “total solutions company” allows MODCOMP to meet the needs of their customers with a variety of products including internally produced as well as those from third-party manufacturers.

Sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus of $5,642,000 (20%) in 2002. This customer is a “wireless” telecommunication company in Germany. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company markets its products through various sales offices in the U.S., Canada, Germany and England (for a detailed list see Item 2 of Form 10-K contained herein). Throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company’s product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

Geographically, Europe accounts for approximately 59% of total sales. Historically, approximately 70% of the Company’s revenue were generated internationally. During the current year, the Company had significant sales from system integration customers in Germany. Accordingly, changes in market conditions in European countries in which we operate may significantly affect the Company performance.

Competition

CSPI Systems

The MultiComputer systems market is very competitive. The Company believes its products to be among the leaders in the use of open and standard technologies, elegance in packaging and price/performance. The markets addressed by CSPI’s MultiComputer systems product are characterized by rapid technological change, and the introduction of new products with superior capabilities or lower pricing could adversely affect the Company’s business.

The future growth of the MultiComputer systems market depends upon providing high density and scalability in a compact low-power and inexpensive package that can be easily integrated into original equipment manufacturers (OEM) designed for high performance computation. Since the majority of sales are to OEMs, the principal barrier to competition is the reluctance of established users to redesign their product once it is in production.

2000 SERIES Competition

The Company’s direct competitors for the MultiComputer systems in the defense market are Mercury Computer Inc. and Sky Computers, Inc. DSP board manufacturers including DY4, Synergy, Thales Computers and DNA Computing, that specialize in the DSP segment of this market are indirect competitors. In the low performance segment of the market general-purpose computer and single board computer, manufacturers such as Motorola, Force, Hewlett Packard and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future.

FastCluster Competition

Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors for the FastCluster products. FastCluster products are distinguished by their elegant packaging providing the highest density and lowest power consumption, high-speed node-to-node communications—providing true scalability and optimum performance and a completely integrated architecture—combining Linux, MPI, Myrinet and fault tolerance features. CSPI believes that its FastCluster products offer the best value in combined performance, features and price. FastCluster is a newly introduced product line and these distinguishing characteristics may not overcome the capabilities of much larger companies competing in this segment of the high-performance computer market.

Systems- MODCOMP Legacy

MODCOMP’s systems competition in its Process Control and Data Acquisition business crosses product line boundaries. Competition in its proprietary product line is with third-party companies that have developed technical expertise with the CLASSIC computer system family. Direct competitors include Accurate Computers, Queue Systems, Protostar, and Electronic Visions.

Competitors for both Company proprietary and open systems product lines also include systems integrators with process control skills in markets such as primary metals, oil and gas, power, rubber and plastics, pharmaceuticals, chemicals, pulp and paper, and food and beverages. These competitors offer alternative open systems hardware platforms and industry-specific tailored application software packages.

Direct competition with its real-time UNIX operating system used in legacy systems includes VxWorks, HP-UX, PowerMAX, Windows NT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

Service and System Integration

In the network management and storage systems integration services business, MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as EDS, IBM, and Sun Microsystems.

E-business software

The Company’s principal, direct competitors to ViewMax in the Legacy Extension market space are IBM, Jacada, Attachmate, Clientsoft, Intelligent Environments, and Micro Focus, International. Companies such as

Jacada, Attachmate and IBM have greater technical and marketing resources, and could adversely affect our position. Additionally, in the Internet Security Services area, the principal direct competitors are ISS, Enterasys, VeriSign, Computer Associates, IBM, HP and TruSecure. Again, these companies have greater financial, technical and marketing resources, and could adversely affect our position.

Competitors for the Company’s AIM66 transaction server software, in this new wireless market segment, range from small, single product companies to large multinational companies with much greater resources like Oracle, IBM, and Microsoft.

Other Software

In the Digital Microscopy market, the Company’s major competitors are Media Cybernetics, Universal Imaging, and ImproVision. Other competitors include Compact, Carl Zeiss, Intelligent Imaging, and QED Imaging. In the Genomics market, major competitors include Genomic Solutions, Media Cybernetics, BioRad, and Alpha Innotech. In the High Throughput Screening market, the only other software company that competes directly with the Company is BioDiscovery. Competitors in all of these markets range from small, single product companies to large, multinational instrument companies. The Company maintains its competitive advantage by offering high-value solutions.

Manufacturing, Assembly and Testing

All of the Company’s MultiComputer systems manufacturing is performed at its plant in Billerica, Massachusetts. The primary manufacturing process is the assembly and test of printed circuit boards and systems, designed by the Company and fabricated by other vendors. The Company endeavors to build for inventory and offers products in a variety of standard formats. A small percentage of sales reflect products customized to a particular customer’s specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

Upon receipt of material by the Company from outside suppliers, products and components are inspected by the Company’s QC/QA technicians. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and vibration procedures designed to minimize equipment failure. The Company also uses diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

The Company is solely dependent upon Myricom Inc., Arcadia, CA, for the networking technology integrated circuit devices used in 2000 SERIES MultiComputer products. The Company has sufficient quantities of these components on hand to satisfy anticipated demand. Myricom has assured the Company that supplies will continue to be available for reasonable quantities required.

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

The MultiComputer Division does not consider the risk of interruption of supply to be significant to meet its projected revenue requirements for the immediate future.

The Company provides a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year, depending upon the particular unit. However, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations.

All “other software” products and manuals are shipped from the Fairfax, Virginia facility. The Company performs system integration of computer equipment with various image capture devices, such as microscopes or digital cameras, at their facilities in Virginia before installation at the customer site.

MODCOMP’s refurbished system configurations can include a wide selection of peripheral subsystems built or purchased under the original equipment manufacturer agreements. The Legacy system manufacturing facility is located in Fort Lauderdale, Florida. The process is controlled by various quality steps throughout the process. The assembly cycle of an individual system generally takes between 30 and 45 days, depending on its complexity.

Customer Support

The MultiComputer systems division and Scanalytics (other software) support its customers with telephone assistance, on-site service, system installation, and training and education. Product support service is provided by the Company during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period. Each problem reported by a customer is reviewed by an analyst who researches the issue and assists the customer to resolve the problem.

The Company offers training courses at either corporate headquarters or the customer site. Field and customer service support is provided through its headquarters in Billerica, Massachusetts for systems customers. Scanalytics (other software) provides support service through its Fairfax, Virginia headquarters.

Support for “legacy systems” is delivered in a number of ways including telephone assistance, on-site service, installation of systems, training and education. Service and parts warranty, generally of 90 days duration is provided on all products. In addition, the Company sells maintenance service contracts to customers. The Company also conducts customer training courses of one to three weeks’ duration on a fee basis either at their or the customer’s location.

Field and customer service support is provided through offices strategically located throughout the world.

Research and Development

During fiscal 2002, CSPI’s expenses (including depreciation) for engineering and development were approximately $3,737,000 (13% of sales) compared to approximately $3,823,000 (9% of sales) and $4,031,000 (6% of sales) in fiscal years 2001 and 2000, respectively. Expenditures for engineering and development are expensed as they are incurred. CSPI MultiComputer systems Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software. “Other software” will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. The MultiComputer systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. “E-business” will continue development of the ViewMax, Sipher and AIM66 products, as well as Linux and ScadaBase for SCADA solutions.

During 2002, Scanalytics finalized its IPLab software to work under the Windows operating systems, bringing it to parity with the Macintosh product. Scanalytics also worked on three other major projects: improvements to the MicroArray Suite product line for Macintosh; updates to the Macintosh products to maintain their competitiveness; and development of the Elispot Imager.

CSPI “systems and other software” has 41 employees, of which 16 professional and staff employees were engaged in software and hardware engineering and development activities as of September 30, 2002.

The” legacy system and service and system integration” engineering and development staff has developed various computers, computer peripherals and software since 1970, which it continues to maintain and enhance.

The Company’s principal products are the CLASSIC hardware and software system line, Linux and ScadaBase application software and special one-of-a-kind products requested by customers.

The CLASSIC hardware and software line is a proprietary line of mini-computers and related software especially designed for the hard real-time market and has been in existence since 1970.

“Legacy, service and systems integration” and “E-business” groups have 103 employees, of which 5 professional and staff employees are engaged in software and hardware engineering and development.

The Company does not have any patents that are material to its business.

Backlog

The Company’s backlog of customer orders and contracts was approximately $3,343,000 at September 30, 2002 as compared to $4,628,000 at August 31, 2001. The backlog of the Company can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases.

Employees

On September 30, 2002, the Company had 144 employees. None of the Company’s employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

(c)  Financial Information about Foreign and Domestic Operations and Export Sales

The Company’s sales and percentage of sales by geographic area based on the location of the customers are as follows:

	For year ended
	September 30, 2002		August 31
			2001		2000
Europe	$16,478	59%	$27,981	67%	$43,882	71%
North America	10,225	36	13,411	32	16,234	26
Asia	1,408	5	524	1	1,690	3
Other	—	—	—	—	215	—

	$28,111	100%	$41,916	100%	$62,021	100%

Risk Factors

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely affect the Company’s operating results. In addition, changes in the products and services mix may cause fluctuations in the Company’s gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily an indicator of future performance.

Markets for the Company’s products and services are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect the business and operating results. The Company’s success will depend upon its ability to enhance its existing products and services and to develop and introduce, on a timely and cost effect basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect the Company’s business and operating results.

Dependence on Key Customers

The Company is dependent on a small number of customers for a large portion of its revenues. E-Plus, a wireless telecommunications company in Germany, accounted for 20%, 40% and 36% of sales in fiscal years ended September 30, 2002, August 31, 2001 and 2000. A significant diminution in the sales to or loss of any of the Company’s major customers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s revenues are largely dependent upon the ability of its customers to continue growth or need for services or to develop and sell products that incorporate the Company’s products. No assurance can be given that the Company’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

Competition

The markets for the Company’s products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the rapidly changing nature of technology, new competitors may emerge of which the Company has no current awareness. Such competitors could have a negative impact on the Company’s ability to win future business opportunities. There can be no assurance that or a new competitor will not attempt to penetrate the various markets for our products and services. Their entry into markets historically targeted by CSPI may have a material adverse effect on the Company’s business, financial condition and results of operations.

Slowdown in the Economy

The Company’s business has been negatively impacted by the slowdown in the economies of the United States, Europe and elsewhere that began during fiscal 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and technology industry. The Company cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when the Company’s growth rate will return to historical numbers.

Change in Operating Results

The Company has experienced fluctuations in its results of operations in large part due to the sale by the Company of its systems and services integration and servers, E-business software and other software in relatively large dollar amounts to a relatively small number of customers. Operating results also have fluctuated due to the competitive pricing programs and volume discounts, the loss of customers, market acceptance of the Company’s products, product obsolescence and general economic conditions. The Company’s gross margins from third-party products are typically lower than the Company’s gross margins from standard product revenues. The Company expects research and development expenses to continue as the Company continues to develop products and services to serve its markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver peak performance on a timely and cost-effective basis is a critical factor in wins for future generations of defense business. Significant research and development spending by the Company does not ensure its systems will be designed into a customer’s system. Because future production orders are usually contingent upon securing a design win, the Company’s operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

The Company’s quarterly results may be subject to fluctuations resulting from the foregoing factors as well as from a number of other factors, including the timing of significant orders, delays in completion of internal product development projects, delays in shipping the Company’s computer systems and software programs, delays in acceptance testing by customers, a change in the mix of products sold to the defense and other markets, production delays due to quality programs with outsourced components, shortages of components, the timing of product line transitions and declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology. Another factor contributing to fluctuations in quarterly results is the fixed nature of the Company’s expenditures on personnel, facilities and marketing programs. The Company’s expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company’s expectations of future revenues. If actual quarterly revenues are below management’s expectations, results of operations likely will be adversely affected. As a result of the foregoing factors, the Company’s operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company’s Common Stock.

Dependence on Suppliers

Several components used in the Company’s products are currently obtained from sole-source suppliers. CSPI is dependent on key vendors like Myricom as well as Motorola for many of its PowerPC line of processors. Generally, suppliers may terminate their contract with the Company without cause upon 30-days notice and may cease offering products to the Company upon 180-days notice. If Motorola was to limit or reduce the sale of such components to the Company, or if these or other component suppliers to the Company, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company’s business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers; thereby adversely affect the Company’s business and customer relationships. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company’s requirements. If the Company’s supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in the Company’s products, or the inability of the Company to procure these components from alternate sources on acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect the Company’s financial performance since the Company may not be able to adjust product pricing to reflect the increase in component costs. The Company could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Defense Business

Sales of the Company’s systems to the defense market accounted for approximately 16%, 17% and 16% of the Company’s revenues in fiscal year ended September 30, 2002, August 31, 2001 and 2000, respectively. Reductions in government spending on programs that incorporate the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the

Company’s subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company’s business, financial condition or results of operations in the future.

Changes in government administration, as well as changes in the geo-political environment such as the current “War on Terrorism,” can have significant impact on defense spending priorities and the efficient handling of routine contractual matters. Such changes could have a negative impact on the Company’s business, financial condition, or results of operations in the future.

Dependence Upon Key Personnel and Skilled Employees

The Company is largely dependent upon the skills and efforts of its senior management, managerial, sales and technical employees. None of the senior management or other key employees of the Company are subject to any employment contract which require services for a person of time. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals. The Company’s ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair the Company’s ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

Risk of International Operations

The Company markets and sells its products in certain international markets, and the Company has established subsidiaries in the United Kingdom, and Germany. Foreign-based revenue is determined based on the country in which the legal subsidiary is domiciled, and represented 59%, 67% and 71% of the Company’s total revenue for the fiscal years ended September 30, 2002, August 31, 2001 and 2000, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirement, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company’s international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international activities and, consequently, on the Company’s business, financial condition or results of operations.

Technological Changes

The Company’s future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, the Company must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that the Company will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which the Company’s products are intended to function eventually will be deployed in the field, or that the Company’s products will be included in such equipment if it eventually is deployed.

The design-in process is typically lengthy and expensive, and there can be no assurance that the Company will be able to continue to meet the product specifications of its OEM customers in a timely and adequate manner. In addition, any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, could have a material adverse effect on the Company’s business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop or introduce competitive new products on a timely basis, its future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

Research and Development

The Company’s industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially harmed if its revenues fall below expectations. In addition, as a result of CSPI’s commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

Item 2.    Properties

Listed below are CSPI’s principal facilities as of September 30, 2002. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Leased	21,500 S.F.

Scanalytics, Inc. 8550 Lee Highway, Suite 400 Fairfax, VA	Corporate Headquarters Sales, Marketing, and Administration	Leased	3,518 S.F.

MODCOMP, Inc. 1650 West McNab Road Ft. Lauderdale, FL	Corporate Headquarters Sales, Marketing, and Administration	Leased	77,429 S.F.

MODCOMP Canada, Ltd. 530 Otto Road Unit 11A Mississaugu, Ontario Canada	Sales, Marketing, and Administration	Leased	730 S.F.

Modular Computer System, GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, and Administration	Leased	1,837 S.F.

MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration	Leased	5,173 S.F.

MODCOMP Systemhaus, GmbH Gartenstr. 23-27 61352 Bad Homburg	Sales, Marketing and Service	Leased	945 S.F.

In addition to the facilities listed above, CSPI also leases space in various domestic and international industrial centers for use as sales and service offices.

Item 3.    Legal Proceedings

The Company is currently not a party to any material proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders.

Additional Available Information

Our principal Internet address is www.cspi.com. We make our annual, quarterly and current reports, and amendments to those reports, available, free of charge on www.cspi.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ System under the symbol “CSPI”. The following table sets forth the range of closing high and low selling prices for the Common Stock as reported by NASDAQ.

	2002		2001
Fiscal Year:	High	Low	High	Low
1st Quarter	$3.79	$3.31	$6.44	$3.69
2nd Quarter	4.10	3.35	4.25	2.63
3rd Quarter	4.14	2.85	4.25	3.28
4th Quarter	3.31	2.35	4.00	3.51

As of December 5, 2002, there were 3,531,975 shares of Common Stock outstanding, held of record by approximately 123 stockholders. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 1,700.

The Company has never paid any cash dividends on its Common Stock. The Company’s present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Item 6.    Selected Financial Data

This information is set forth in the Selected Financial Data section of Item 8 (page 63).

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This information is set forth in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section of Item 8.

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

The following Consolidated Financial Statements for CSP Inc. are included herein.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Identification of Directors

Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in Registrant’s Proxy Statement to be dated December 18, 2002 in connection with its Special meeting in lieu of Annual Meeting of Stockholders to be held on January 27, 2003 (“Registrant’s 2002 Proxy Statement”).

(b)  Identification of Executive Officers

Information about the executive officers of the Company is set forth below.

Name and Age	Business Affiliations
Alexander R. Lupinetti (57)
Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc. subsidiaries of Stratus Computer Inc. from 1987 to 1996.

Gary W. Levine (54)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

Scott M. Mitchell (46)
Vice President of Corporate Business Development of CSPI since August 2001; Chief Operating Officer of Dataware Solutions, Inc. from 2000 to 2001; Business Unit Manager—Engineering Staffing Service of Adept, Inc. from 1998 to 2000; Director of Marketing Programs of Stratus Computer, Inc. from 1995 to 1998; UNIX Business Development Manager of Stratus Computer, Inc. from 1991 to 1995.

William E. Bent, Jr. (46)
Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

Fernando Delaville (45)
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

(e)  Business Experience

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in registrant’s 2002 Proxy Statement with respect to the business experience of

Registrant’s directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part III Item 10 (b) of this Form 10-K.

(f)  Involvement in Certain Legal Proceedings

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in Registrant’s 2002 Proxy Statement.

(g)  Compliance with Section 16(a) of the Exchange Act

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in Registrant’s 2002 Proxy Statement.

Item 11.    Executive Compensation

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Executive Compensation” in Registrant’s 2002 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s 2002 Proxy Statement.

(b)  Security Ownership of Management

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s 2002 Proxy Statement.

(c)  Changes in Control

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors” and “Executive Compensation” in Registrant’s 2002 Proxy Statement.

Item 14.    Control and Procedures

(a)  Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)  Change in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statement filed as part of this report:

Independent Auditors’ Report

Consolidated Balance Sheets as of September 30, 2002 and August 31, 2001

Consolidated Statements of Operations for the years ended September 30, 2002, August 31, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, August 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended September 30, 2002, August 31, 2001 and 2000

Notes to Consolidated Financial Statements

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

3.1	Articles of Organization and amendments thereto, of the Company as of the end of Fiscal 1986 (Exhibit 3.1 to the Form 10-K for the year ended August 31, 1990)

3.2	By-Laws of the Company, as amended through March 21, 1995 (Exhibit 3.2 to the Form 10-K for the year ended August 31, 1996)

10.1	Form of Invention Agreement between the Company and certain of its employees

10.2	CSPI Supplemental Retirement Income Plan (Exhibit 10.13 to Form 8 amendment 2 to Form 10-K for year ended August 31, 1986, dated February 23, 1987)

10.3	Trust Agreement (between CSP Inc. and Bank of Boston) dated January 5, 1987 as amended (Exhibit 10.11 to Form 10-K for year ended August 31, 1990)

10.4	1991 Incentive Stock Option Plan (the Plan is included in the Company’s Proxy Statement dated November 10, 1991 with respect to the Annual Meeting of Stockholders of the Company on December 10, 1991)

10.5	Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996 (Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)

10.6	ModComp/Cerplex L.P. Purchase Agreement (Exhibit 10.15 to Form 10-K for the year ended August 29, 1997)

10.7	1997 Incentive Stock Option Plan as amended ( Included in the Notice of Special Meeting in Lieu of Annual Meeting of Stockholders dated January 8, 1998)

10.8	1997 Employees Stock Purchase Plan( Included in the Notice of Special Meeting in Lieu of Annual Meeting of Stockholders dated January 8, 1998)

10.9	Lease Agreement for property located at 43 Manning Road, Billerica, MA between CSP Inc. and New Boston (Exhibit 10.16 to form 10-K for the year ended August 31, 2001)

11.0	Basic and Diluted Earnings Per Share Computation for the years ended August 31, 2001, August 31, 2000, and August 27, 1999

22.1	Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended September 30, 2002)

23.0	Consent of Independent Certified Public Accountant

99.0	Certification Pursuant Section 606 of the Sarbanres-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer, President and Chairman

Date: December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	December 20, 2002

/s/ GARY W. LEVINE Gary W. Levine	Vice President of Finance, Chief Financial Officer	December 20, 2002

/s/ J. DAVID LYONS J. David Lyons	Director	December 20, 2002

/s/ C. SHELTON JAMES C. Shelton James	Director	December 20, 2002

/s/ SANDFORD SMITH Sandford Smith	Director	December 20, 2002

/s/ ROBERT WILLIAMS Robert Williams	Director	December 20, 2002

/s/ CHRISTOPHER HALL Christopher Hall	Director	December 20, 2002

CERTIFICATE

I, Alexander Lupinetti certify that:

1.	I have reviewed this annual report on Form 10-K of CSP Inc (“the registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

a.)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer

December 20, 2002

CERTIFICATE

I, Gary W. Levine certify that:

1.	I have reviewed this annual report on Form 10-K of CSP Inc (“the registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

a.)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GARY W. LEVINE
Gary W. Levine
Chief Financial Officer

December 20, 2002

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8
Financial Statements and Supplementary Data
Year Ended September 30, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2002 and August 31, 2001 and the related statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years ended September 30, 2002, and August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2002 and August 31, 2001 and the results of their operations and their cash flows for each of the years ended September 30, 2002 and August 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

November 15, 2002
Boston, Massachusetts

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2002	August 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,835	$1,835
Short-term investments	11,991	11,893
Accounts receivable, net of allowance for doubtful accounts of $394 in 2002 and $261 in 2001	2,500	5,731
Inventories	2,834	5,312
Deferred income taxes	264	942
Other current assets	869	921

Total current assets	22,293	26,634

Property, equipment and improvements, net	1,182	1,417

Other assets:
Long-term investments	125	350
Deferred income taxes	—	1,602
Goodwill, net of accumulated amortization of $937 and $765 in 2002 and 2001	582	754
Other assets	1,580	1,592

Total other assets	2,287	4,298

Total assets	$25,762	$32,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,344	$4,014
Deferred compensation and retirement plans	341	207
Income taxes payable	396	485

Total current liabilities	4,081	4,706
Deferred compensation and retirement plans	7,353	5,329
Other long-term liabilities	20	12

Total Liabilities	11,454	10,047

Commitments and contingencies Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,095 and 4,085 shares	41	41
Additional paid-in capital	11,275	11,235
Retained earnings	10,038	16,359
Accumulated other comprehensive income	(4,189)	(2,472)

	17,165	25,163
Less treasury stock, at cost, 571 and 570 shares	(2,857)	(2,861)

Total shareholders’ equity	14,308	22,302

Total liabilities and shareholders’ equity	$25,762	$32,349

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	Year ended September 30, 2002	Years ended August 31,
		2001	2000
Sales:
Systems	$7,531	$8,430	$12,772
Service and system integration	17,226	29,693	45,597
E-business software	1,811	1,906	1,810
Other software	1,543	1,887	1,842

Total sales	28,111	41,916	62,021

Cost of sales:
Systems	4,988	5,286	4,907
Service and system integration	13,450	25,426	38,304
E-business software	915	764	781
Other software	425	539	507

Total cost of sales	19,778	32,015	44,499

Gross profit	8,333	9,901	17,522

Operating expenses:
Engineering development	3,737	3,823	4,031
Selling, general and administrative	7,922	8,905	12,320
Restructuring	394	85	64

Total operating expenses	12,053	12,813	16,415

Operating income (loss)	(3,720)	(2,912)	1,107

Other income(expense):
Dividend income	8	24	11
Interest income	476	554	548
Interest expense	(37)	(98)	(89)
Loss on disposal of French operation	—	(423)	(240)
Gain on sale of property	—	1,545	—
Impairment charge on investments	—	(1,205)	—
Other	(99)	(207)	331

Total other income, net	348	190	561

Income (loss) before income taxes	(3,372)	(2,722)	1,668
Provision for income taxes	2,291	163	993

Net income (loss)	$(5,663)	$(2,885)	$675

Net income (loss) per share-basic	$(1.61)	$(0.82)	$0.19

Weighted average shares outstanding-basic	3,524	3,527	3,572

Net income (loss) per share-diluted	$(1.61)	$(0.82)	$0.18

Weighted average shares outstanding-diluted	3,524	3,527	3,663

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years ended September 30, 2002, August 31, 2001 and 2000
(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total Shareholders Equity	Comprehensive income (loss)
Balance, August 27, 1999	4,020	$40	$10,812	$19,287	$(456)	$(2,318)	$27,365
Comprehensive income:
Net income	—	—	—	675	—	—	675	$675
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	(33)	—	(33)	(33)
Effect of foreign currency translation	—	—	—	—	(590)	—	(590)	(590)

Total comprehensive income								52

Exercise of stock options	35	1	196	—	—	—	197
Issuance of shares under employee stock purchase plan	14	—	62	—	—	—	62
Purchase of treasury stock	—	—	—	—	—	(230)	(230)

Balance, August 31, 2000	4,069	41	11,070	19,962	(1,079)	(2,548)	27,446
Comprehensive income:
Net loss	—	—	—	(2,885)	—	—	(2,885)	(2,885)
Other comprehensive income (loss):
Unrealized loss on available-for-Sale securities	—	—	—	—	(68)	—	(68)	(68)
Effect of foreign currency translation	—	—	—	—	147	—	147	147

Additional Minimum pension liability	—	—	—	—	(1,472)	—	(1,472)	(1,472)

Total comprehensive loss				—		—		(4,278)

Exercise of stock options	2	—	7	—	—	—	7
Issuance of shares under employee stock purchase plan	14	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	—	—	(313)	(313)
Dividend distribution of shares of Vertical Buyer	—	—	—	(718)	—	—	(718)
Income tax benefit related to exercise of stock options	—	—	102	—	—	—	102

Balance August 31, 2001	4,085	41	11,235	16,359	(2,472)	(2,861)	22,302
Comprehensive income:
Net loss	—	—	—	(658)	—	—	(658)	(658)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	(8)	—	(8)	(8)
Effect of foreign currency translation	—	—	—	—	22	—	22	22

Total comprehensive loss	—	—	—	—	—	—	—	(644)

Balance September 30, 2001	4,085	41	11,235	15,701	(2,458)	(2,861)	21,658
Comprehensive income:
Net loss	—	—	—	(5,663)	—	—	(5,663)	(5,663)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	(22)	—	(22)	(22)
Effect of foreign currency translation	—	—	—	—	129	—	129	129
Additional minimum pension liability	—	—	—	—	(1,838)	—	(1,838)	(1,838)

Total comprehensive loss								$(7,394)

Issuance of shares under employee stock purchase plan	10	—	40	—	—	—	40
Sale of treasury stock	—	—	—	—	—	4	4

Balance September 30, 2002	4,095	$41	$11,275	$10,038	$(4,189)	$(2,857)	$14,308

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2002, August 31, 2001, and 2000
(Amounts in thousands)

	Years ended
	September 30, 2002	August 31,
		2001	2000
Cash flows from operating activities:
Net income (loss)	$(5,663)	$(2,885)	$675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	837	964	1,388
Gain (loss) on sale of property, net	9	(1,318)	—
Non-cash changes in accounts receivable and inventory allowances	790	523	336
Impairment charge on investments	—	1,205	—
Deferred compensation and retirement plans	859	1,721	35
Deferred income taxes	2,671	(318)	(387)
Effects of additional minimum pension liability	(1,838)	(1,472)	—
Income tax benefit related to exercise of stock options	—	102	—
Other assets	(29)	(43)	(171)
Changes in current assets and liabilities:
Decrease in accounts receivable, net	1,771	1,258	540
Decrease (increase) in inventories	1,862	(901)	(310)
Decrease (increase) in other current assets	163	(121)	745
Increase (decrease) in accounts payable and accrued expenses	33	(968)	(939)
Increase(decrease) in income taxes payable	23	(328)	766
Decrease in other liabilities	8	12	—

Net cash provided by (used in) operating activities	1,496	(2,569)	2,678

Cash flows from investing activities:
Purchases of available-for-sale securities	(589)	(344)	(707)
Purchases of held-to-maturity securities	(27,949)	(47,428)	(36,177)
Sales of available-for-sale securities	595	472	525
Maturities of held-to-maturity securities	27,889	44,687	35,221
Proceeds from sale of property, net of expenses	—	3,097	—
Purchases of property, equipment and improvements	(488)	(611)	(805)

Net cash used in investing activities	(542)	(127)	(1,943)

Cash flows from financing activities:
Proceeds from stock options	—	7	197
Proceeds from issuance of shares under employee stock purchase plan	40	56	62
(Purchase) sale of treasury stock	4	(313)	(230)

Net cash provided by (used in) financing activities	44	(250)	29

Effects of exchange rate on cash	1,002	858	(590)

Net increase (decrease) in cash and cash equivalents	2,000	(2,088)	174
Cash and cash equivalents, beginning of year	1,835	3,923	3,749

Cash and cash equivalents, end of year	$3,835	$1,835	$3,923

Supplementary cash flow information:
Cash paid for income taxes, net	$339	$756	$896

Cash paid for interest	$20	$108	$105

Non-cash distribution of dividends	—	$718	—

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Business

The Company designs, manufactures and markets high-performance multiprocessing systems for real-time applications, which are small, low-power special-purpose computers that enhance a system’s ability to perform high-speed arithmetic. The Company also sells Internet software solutions, real-time process control systems, systems integration and services as well as develops and markets hardware and software for scientific imaging.

1.    Summary of Significant Accounting Policies

Fiscal Year

The Company changed its fiscal year end from the last Friday in August to the last day in August for Fiscal 2000 (August 31, 2000). In Fiscal 2000 each quarter ended on the last day of the last month of the quarter. Fiscal Year 2000 was 53 weeks in length compared to 52 weeks in Fiscal 1999. Effective on September 1, 2001, the Company changed its fiscal year end from August 31 to September 30. This change was effective for the one-month period ended September 30, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders’ equity on the consolidated balance sheets.

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend”. The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the asset is adjusted to its estimated fair value.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

System sales are recognized at the time of shipment when all revenue criteria have been met. CSPI sells its software offerings and recognizes its revenue as follows:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-9. The Company generally recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectibility is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

For multi-element arrangements including training, the Company has established vendor specific evidence (VSOE) of the fair value of its training element. Therefore, revenue for software sales is recognized upon shipment of licenses and delivery of customization and installation services, and when all other revenue criteria has been met. Revenue from training is recognized when the service has been delivered and all other revenue recognition criteria have been met.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

Engineering and Development Expenses

Engineering and development expenditures for company-sponsored projects are charged to expenses as incurred.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	2002	2001	2000
	(Amounts in thousands, except per share)
Net income (loss)	$(5,663)	$(2,885)	$675
Weighted average number of shares outstanding—basic	3,524	3,527	3,572
Incremental shares from the assumed exercise of stock options	—	—	91

Weighted average number of shares outstanding—dilutive	3,524	3,527	3,663

Net income (loss) per share—basic	$(1.61)	$(0.82)	$0.19

Net income (loss) per share—diluted	$(1.61)	$(0.82)	$0.18

Options to purchase 403,455 shares of common stock in 2002, 429,728 shares of common stock in 2001 and 11,800 shares in 2000 were outstanding during the years then ended, but were not included in the year calculation of diluted net income (loss) per share because the option exercise price was greater than the average market price of the common shares during those periods.

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

New Accounting Pronouncements

During 2002, the Company implemented SFAS 141, “Business Combinations”. SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The guidance is applicable for

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions subsequent to June 30, 2001. There was no impact on the Company’s results of operations and financial position from the adoption of this pronouncement.

In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after October 1, 2002. The Company currently anticipates that there will be no goodwill amortization in post implementation years versus goodwill amortization of $157,000 in the current fiscal year and $185,000 in each of the prior two fiscal years.

In June 2001, SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) was issued. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, “effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

On July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, and (2) can be measured at fair value. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

Reclassifications

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Fiscal Year

Effective on September 1, 2001 the Company changed its fiscal year end from August 31st to September 30th. This change was effective for the one-month period ended September 30, 2001. The following table presents the audited Consolidation statement of Cash Flows and Statement of Operation, for the one-month ended September 30, 2001:

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

Sales
Systems	$22
Service and system integration	1,428
E-Commerce software	2
Other software	45

Total sales	$1,497

Cost of sales
Systems	178
Service and system integration	1,186
Other software	18

Total cost of sales	1,382

Gross profit	115
Operating expenses
Engineering and development	291
Selling, general and administrative	706

Total operating expenses	997

Operating loss	(882)
Other expense	(142)

Loss before income taxes	(1,024)
Income tax benefit	366

Net loss	$(658)

Net loss per share—basic and diluted	$(0.19)

Weighted average shares outstanding—basic and diluted	3,513

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(658)
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78
Impairment charge on investments	77
Deferred income taxes	(391)
Other assets	13
Changes in current assets and liabilities:
Decrease in accounts receivable, net	1,438
Increase in inventories	(23)
Decrease in other current assets	19
Decrease in accounts payable and accrued expenses	(986)
Increase in income taxes payable	38

Net cash provided by (used in) operating activities	(393)

Cash flows from investing activities:
Purchases of held-for-sale securities	(20)
Purchases of held-to-maturity securities	(2,615)
Sales of available-for-sale securities	36
Maturities of held-to-maturity securities	2,663
Purchases of property, equipment and improvements	(29)

Net cash used in investing activities	35

Net cash provided by(used in) financing activities	—

Effects of exchange rate on cash	33

Net decrease in cash	(325)
Cash and cash equivalents, at August 31, 2001	1,835

Cash and cash equivalents, at September 30, 2001	$1,510

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Investments

At September 30, 2002 and August 31, 2001, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2002
Marketable equity securities	$479	$37	$516
Bonds and municipal revenue notes	6,171	—	6,171
Money market funds and commercial paper	5,304	—	5,304
U.S. treasury bills	125	—	125

Total	$12,079	$37	$12,116

August 31, 2001
Marketable equity securities	$530	$67	$597
Bonds and municipal revenue notes	6,454	—	6,454
Money market funds and commercial paper	4,941	—	4,941
Investment in Vertical Buyer	77	—	77
U.S. treasury bills	173	—	173

Total	$12,175	$67	$12,242

	Short-term	Long-term	Total
September 30, 2002
Held-to-maturity	$11,512	$125	$11,637
Available-for-sale	479	—	479

	$11,991	$125	$12,116

	Short-term	Long-term	Total
August 31, 2001
Held-to-maturity	$11,363	$350	$11,713
Available-for-sale	530	—	530

	$11,893	$350	$12,243

Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders’ equity until realized. This change in unrealized loss amounted to ($22,000), ($68,000) and ($33,000) for the years ended September 30, 2002, August 31, 2001 and 2000, respectively.

Assets of $705,000 and $828,000 at September 30, 2002 and August 31, 2001, respectively, which are held in a rabbi trust and generally are available only to pay certain retirement benefits of a former employee, are included in the above table. During fiscal year 2000, the Company invested $2 million in Vertical Buyer Inc. The Company distributed 1 share of Vertical Buyer Inc. common stock for every 5 shares of CSPI stock owned for shareholders of record on July 7, 2000 and recorded that distribution as a dividend of $718,000. The Company recorded impairment charges on the Vertical Buyer investment of $1,205,000 and $77,000 in the period ended August 31, 2001 and September 30, 2001.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Inventories

Inventories consist of the following:

	September 30, 2002	August 31, 2001
	(Amounts in thousands)

Raw materials	$1,255	$2,957
Work-in-process	130	439
Finished goods	1,449	1,916

Total	$2,834	$5,312

4.    Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

	Unrealized Gain (loss) On Investments	Foreign Translation Adjustment	Accumulated Additional Pension Liability	Accumulated Other Comprehensive Income
	(Amounts in thousands)
Balance August 27, 1999	$168	$(624)	—	$(456)
Change in period	(33)	(590)	—	(623)

Balance August 31, 2000	135	(1,214)	—	(1,079)
Change in period	(68)	147	(1,472)	(1,393)

Balance August 31, 2001	67	(1,067)	(1,472)	(2,472)
Change in period	(8)	22	—	14

Balance September 30, 2001	59	(1,045)	(1,472)	(2,458)
Change in period	(22)	129	(1,838)	(1,731)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes:

The provisions for income taxes are comprised of the following:

	Years ended
	September 30, 2002	August 31, 2001	August 31, 2000
	(Amounts in thousands)
Income (loss) before income taxes:
U.S.	$(3,062)	$(2,048)	$(170)
Foreign	(310)	(674)	1,838

	$(3,372)	$(2,722)	$1,668

Current:
Federal	$(370)	$—	$239
State	—	1	93
Foreign	(10)	480	1,047

	(380)	481	1,379

Deferred:
Federal	2,935	(1,226)	(278)
State	—	908	(108)
Foreign	(264)	—	—

	2,671	(318)	(386)

	$2,291	$163	$993

Reconciliation of expected income tax expense (benefit) to actual income tax expense is as follows:

	Years ended
	September 30, 2002		August 31, 2001		August 31, 2000
	(Amounts in thousands)
Computed expected tax expense (benefit)	$(1,147)	34.0%	$(926)	34.0%	$567	34.0%
Increases (reductions) in taxes resulting from:
Dividend exclusion	(1)	0.0	(6)	0.2	(6)	(0.4)
Tax exempt interest	(23)	0.7	(45)	1.7	(43)	(2.6)
State income taxes, net of federal tax benefit	—	—	600	(22.0)	(10)	(.6)
Amortization of goodwill	27	(0.8)	36	(1.3)	36	2.2
Foreign operations	(169)	5.0	315	(11.6)	413	24.8
Dividend grossed-up for Foreign tax	—	—	107	(3.9)	—	—
Nondeductible life insurance	—	—	—	—	(24)	(1.4)
Change in valuation allowance	3,327	(98.6)	—	—	—	—
Other items	277	(8.2)	82	(3.0)	60	3.6

Income tax expense	$2,291	(67.9)%	$163	(5.9)%	$993	59.6%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended September 30, 2002 and August 31, 2001, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2002	August 31, 2001
Deferred tax assets:
Deferred compensation	$1,125	$1,155
Other accruals	595	785
Bad debt reserves	—	90
In process research and development	143	159
Inventory capitalization and reserves	1,176	961
State research and development credits, net of federal benefit	466	389
Net operating losses	1,020	757
Unrealized gain or loss	442	—
Depreciation and amortization	120	—
Other foreign temporary differences	264	—

Gross deferred tax assets	5,351	4,296
Less: valuation allowance	(5,087)	(1,578)

Deferred tax asset less valuation allowance	264	2,718
Deferred tax liability:
Accumulated depreciation and amortization	—	(174)

Net deferred tax asset	$264	$2,544

The valuation allowance was $5,087,000 and $1,578,000 at September 30, 2002 and August 31, 2001, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of September 30, 2002, the Company had operating loss carryforwards for federal and state tax purposes of approximately $2.5 million, which are available to offset future taxable income, if any, through 2022. As of September 30, 2002, the Company also had research and development and other credits for state tax purposes of approximately $466,000, which may expire in varying amounts through 2017. Net operating loss carryforwards and other tax attributes may be limited in the event the company incurs an ownership change as defined under Internal Revenue Code Section 382.

6.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	2002	2001
	(Amounts in thousands)
Building and improvements	$343	$343
Equipment	4,900	5,920
Automotive equipment	36	41

	5,279	6,304
Less accumulated depreciation and amortization	4,097	4,887

Property, equipment and improvements, net	$1,182	$1,417

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2002	2001
	(Amounts in thousands)
Accounts payable	$1,195	$1,587
Commissions	21	55
Compensation and fringe benefits	1,195	1,151
Customer advances	152	183
Professional fees and shareholders’ reporting costs	259	293
Taxes, other than income	46	418
Other	476	327

	$3,344	$4,014

8.    Stock Options

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares, which was ratified by the shareholders in January 1998. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. Under the Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuance of options at their fair market value on the date of grant. These options vest over a period of five years, do not vest in the first year, and expire ten years from the date of grant. In the 1991 plan, up to 26,624 shares are allocated for annual non-discretionary grants of 1,100 shares each to non-employee directors of the Company who are serving on the last business day of January each year.

The following is a summary of common stock option activity for the three years ended September 30, 2002:

	Weighted average Exercise price of shares under plans	Number of Shares
		1997 Plan	1991 Plan	1981 Plan	Total
Outstanding August 27, 1999	$5.98	—	319,148	10,038	329,186
Granted	$5.29	110,000	7,400	—	117,400
Exercised	$5.58	—	(32,723)	(2,763)	(35,486)
Expired and terminated	$5.78	(4,000)	(7,813)	(664)	(12,477)

Outstanding August 31, 2000	$5.80	106,000	286,012	6,611	398,623
Granted	$4.22	46,500	4,000	—	50,500
Exercised	$4.60	—	(1,331)	—	(1,331)
Expired and terminated	$5.67	(4,000)	(7,453)	—	(11,453)

Outstanding August 31, 2001	$5.26	148,500	281,228	6,611	436,339
Granted	$3.68	4,000	6,000	—	10,000
Expired and terminated	$5.83	(6,000)	(30,273)	(6,611)	(42,884)

Outstanding Sept. 30, 2002	$5.53	146,500	256,955	—	403,455

Available for Future grants		53,150	—	—	53,150
Exercisable	$5.69	82,001	242,381	—	324,482

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about fixed stock options outstanding at September 30, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.65—$5.64	171,242	6.8	$4.69	101,494	$4.75
$5.65—$7.64	224,813	4.8	$6.04	216,988	$6.03
$8.50	4,400	0.4	$8.50	4,400	$8.50
$11.00—$11.25	3,000	7.5	$11.16	1,500	$11.16

	403,455		$5.53	324,482	$5.69

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Following the guidance of APB No. 25, no compensation expenses have been recognized in the consolidated financial statements for such plans. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock based Compensation,” the Company’s net income (loss) would have been adjusted to the proforma amounts indicated below:

	2002	2001	2000
	(Amounts in thousands, except per share data)
Net income (loss) as reported	$(5,663)	$(2,885)	$675
Pro forma	$(5,770)	$(2,990)	$553
Income (loss) per share diluted as reported	$(1.61)	$(0.82)	$0.18
Pro forma	$(1.64)	$(0.85)	$0.15

The grant date fair value of each stock option is estimated using the following assumptions: an expected life of 5 years, expected volatility of 60.2% in 2002, 56.0% in 2001, and 18.4% in 2000 and dividend yields of 0% and a weighted average risk-free interest rate of 4.62% in 2002, 5.85% in 2001, and 6.30% in 2000. The weighted average grant date fair values of options granted in 2002, 2001, and 2000 were $1.84, $4.22, and $5.90, respectively. The effects of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

9.    Stock Purchase Plan

In October 1997, the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company’s employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 62,421 shares have been issued under the plan at September 30, 2002.

10.    Deferred Compensation and Retirement Plans

Internationally, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees worldwide. In the U.S., the Company also provides benefits through supplemental

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

At September 30, 2002, the international pension plans held investments of approximately $2.6 million.

The following table provides the weighted average actuarial assumptions used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations.

	Pension			Post-Retirement
	Years ended			Years ended
	September 30, 2002	August 31, 2001	August 31, 2000	September 30, 2002	August 31, 2001	August 31, 2000
Weighted-average assumptions:
Discount rate:
U.S. plans	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
International plans	5.3%	5.3%	5.3%
Expected return on plan assets:
U.S. plans	—	—	—
International plans	6.9%	8.5%	9.0%
Rate of compensation increase:
U.S. plans	—	—	—
International plans	1.6%	2.4%	4.0%

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revised these assumptions based on an annual evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits.

The annual cost related to the U.S. and international plans follow:

	Pension			Post Retirement
	Years ended			Years ended
	September 30, 2002	August 31, 2001	August 31, 2000	September 30, 2002	August 31, 2001	August 31, 2000
Service cost	$325	$423	$591	$57	$24	$23
Interest cost	772	600	640	7	8	8
Expected return on plan assets	(349)	(475)	(559)	—	—	—
Amortization of:
Prior service costs/(gains)	150	35	41	—	—	—
Net transition asset	(103)	(92)	(104)	—	—	—
`	$795	$491	$609	$64	$32	$31

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents an analysis of the changes in 2002 and 2001 of the benefit obligation, the plan assets and the funded status of the plans:

	Pension		Post Retirement
	Years ended		Years ended
	September 30, 2002	August 31, 2001	September 30, 2002	August 31, 2001
Change in projected benefit obligation (PBO)
Balance beginning of year	$10,100	$9,136	$93	$61
Service cost for benefits earned	325	423	57	24
Interest cost on benefit obligation	772	600	7	8
Increases in PBO arising primarily from
Changes in actuarial assumptions	375	324	—	—
Foreign exchange impact	654	52	—	—
Benefits paid	(565)	(435)	—	—

Projected benefit obligation at end of year	11,661	10,100	157	93

Changes in plan assets
Fair value of plan assets at beginning of year	4,625	5,703
Actual (loss)/gain on plan assets	(884)	(989)	—	—
Company contributions	100	—	—	—
Foreign exchange impact	308	(34)	—	—
Benefits paid from plan assets	(63)	(55)	—	—

Fair value of plan assets at end of year	4,086	4,625	—	—

Funded status:
Plan assets less than projected
Benefit obligation	(7,575)	(5,475)	(157)	(93)
Unrecognized:
Net transition liability	(378)	(453)
Actuarial (gains)/losses	(18)	60	—	—
Net (gain)/losses	4,776	2,931	—	—
Net (liability)/asset recorded	(1,032)	(1,035)	—	—

In consolidated balance sheet	$(4,227)	$(3,972)	$(157)	$(93)

The increase in the under funded status of the pension plans in 2002 results primarily from the effect on plan assets of adverse capital markets performance.

The components in the balance sheet consist of:

	Pension		Post Retirement
	September 30, 2002	August 31, 2001	September 30, 2002	August 31, 2001
Accrued benefit liability	$(7,537)	$(5,444)	$(157)	$(93)
Accumulated other comprehensive income	3,310	1,472	—

Net liability recorded in consolidated Balance sheet	$(4,227)	$(3,972)	$(157)	$(93)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to both domestic and international plans follows:

	Pension
	September 30, 2002	August 31, 2001
Pension plans with an accumulated benefit
Obligation in excess of plan assets:
Fair value of plan assets	$4,086	$4,625
Accumulated benefit obligation	11,400	10,069
Pension plans with a projected benefit
Obligation in excess of plan assets:
Fair value of plan assets	4,086	4,625
Projected benefit obligation	11,611	10,100

Plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets are primarily attributable to U.S. unfunded supplemental retirement plans, as well as German plans which are legally not required to be funded.

The Company has defined contribution plans in the U.S. and in the United Kingdom under which the Company matches the employee’s contribution and may make discretionary contributions to the plans. The Company’s contributions were $163,000, $148,000 and $163,000 for the years ended September 30, 2002, August 31, 2001 and August 31, 2000.

11.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Operating leases As of September 30, 2002
Fiscal year ending September:	(Amounts in thousands)
2003	$1,176
2004	1,170
2005	831
2006	444
2007	451
Thereafter	451

$4,523

Occupancy costs under the operating leases approximated $1,506,000 in 2002, $1,100,000 in 2001, and $1,024,000 in 2000.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. The Company has repurchased 570,875 or 77% of the total shares authorized to be purchased as of September 30, 2002.

12.    Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

	Systems	Service and System Integration	E-Business Software	Other Software	Total
2002
Net Sales	$7,531	$17,226	$1,811	$1,543	$28,111
Profit (loss) from operations	(1,692)	(857)	(803)	(368)	(3,720)
Identifiable assets	14,988	9,652	1,015	1,139	26,794
Capital expenditures	328	137	14	9	488
Depreciation	358	277	29	19	683
2001
Net Sales	$8,430	$29,693	$1,906	$1,887	$41,916
Profit (loss) from operations	(270)	(2,109)	(1,123)	590	(2,912)
Identifiable assets	19,175	10,980	691	1,503	32,349
Capital expenditures	394	193	12	12	611
Depreciation	372	356	23	28	779
2000
Net Sales	$12,772	$45,597	$1,810	$1,842	$62,021
Profit (loss) from operations	3,499	(769)	(2,211)	588	1,107
Identifiable assets	23,209	11,477	675	1,695	37,056
Capital expenditures	289	485	19	12	805
Depreciation	726	501	20	16	1,263

CSP operates in four segments that cross different business activities. The four segments are: systems, which include manufactured hardware products, systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, business software and other software products that are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of loss on disposal of French operations, gain on sale of property, impairment charge on investments, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSP and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-business segment based upon employee headcount and the remaining balance is allocated to the systems and Service and system integration segments based upon sales revenue.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

For the years ended September 30, 2002 and August 31, 2001 and 2000, the Company had sales to one customer which accounted for approximately $5,642,000 (20%), $16,630,000 (40%), $22,363,000 and (36%) of total sales, respectively. No other customers had sales in excess of 10% for the years ended September 30, 2002, August 31, 2001 and 2000.

The Company’s sales by geographic area based on the location of the customers are as follows:

	For Year ended
	September 30, 2002	August 31, 2001	August 31, 2000
	(Amounts in thousands)
Europe	$16,478	$27,981	$43,882
North America	10,225	13,411	16,234
Asia	1,408	524	1,690
Other	—	—	215

Totals	$28,111	$41,916	$62,021

Long-lived assets by geographic location at September 30, 2002 and, August 31, 2001 were as follows:

	September 30, 2002	August 31, 2001
United States	$1,383	$1,628
Europe	381	543

Totals	$1,764	$2,171

13.    Restructuring Expenses

For the year ended September 30, 2002, the Company reduced its workforce and incurred severance expenses equal to $394,000. For the years ended August 31, 2001, and 2000, the company reduced its workforce and severance expenses incurred related to the actions of approximately $85,000 and $64,000, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Valuation and qualification account

The Company had the following activity for the allowance for doubtful accounts:

	Year end September 30, 2002	Years ended August 31,
		2001	2000
	(Amount in thousands)
Balance beginning of year	$261	$409	$395
Charged to expense	133	—	14
Usage	—	(148)	—

Balance end of year	$394	$261	$409

The company has the following activity for the inventory reserve:

Balance beginning of year	$(5,577)	$(5,635)	$(6,123)
Charged to cost of sales	(657)	(1,382)	(322)
Usage	464	1,343	810

Balance end of year	$(5,770)	$(5,674)	$(5,635)

15.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2002 and August 31, 2001:

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2002
Net Sales	$6,500	$6,190	$7,815	$7,606	$28,111
Gross Profit	1,871	1,525	2,699	2,238	8,333
Net loss	(943)	(907)	(84)	(3,729)	(5,663)
Net loss per share—diluted(a)	$(0.27)	$(0.26)	$(0.02)	$(1.06)	$(1.61)

2001
Net Sales	$11,422	$9,352	$9,534	$11,608	$41,916
Gross Profit	3,260	2,760	814	3,067	9,901
Net income (loss)	(212)	615	(2,706)	(582)	(2,885)
Net income (loss) per share—diluted(a)	$(0.06)	$0.17	$(0.77)	$(0.17)	$(82)

(a)	Earnings per common share are computed independent for each of the periods presented and therefore may not add up to the total for the year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market E-business solutions, image-processing software, network management, storage systems and security integration services and high-performance cluster computer systems. The Company’s wholly owned subsidiaries include MODCOMP, Inc. (“MODCOMP”), Scanalytics, Inc. (“Scanalytics”), and CSPI MultiComputer division (“MultiComputer division”).

CSPI’s business falls into four segments that cross different business activities. The four major segments are: systems, which include manufactured hardware products, systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, E-business software and “other software” products that are developed by the Company.

MODCOMP, Inc. is a multinational subsidiary which develops and markets E-business solutions and provides network management, storage systems and security integration services including consulting, systems integration and outsourcing. MODCOMP’s newest software product is Xport, a messaging server that handles high throughput messages between host systems and client devices like fax, email and telex. In addition, MODCOMP develops and markets ViewMax, which is development software that allows companies to rapidly re-engineer and integrate their legacy applications with Internet technologies and AIM66, which is a multichannel transaction server software that supports WAP, GPRS, I-mode and UMTS which are critical for the 3G wireless deployment in Europe.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, intangible assets, income taxes, deferred compensation and retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; inventory valuation and goodwill impairment.

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems integration services and high-performance cluster computer systems. In accordance with generally accepted accounting principles in the United States and when all other revenue recognition criteria have been met, CSPI recognizes revenue as follows:

Revenue from the sale of hardware products is recognized at the time of shipment and when all revenue recognition criteria have been met.

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-9. The Company generally recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectiblity is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

For multi-element arrangements including training, the Company has established vendor specific evidence (VSOE) of the fair value of its training element. Therefore, revenue for software sales is recognized upon shipment of license and delivery of customization and installation services, and when all other revenue criteria has been met. Revenue from training is recognized when the service has been delivered and all other revenue recognition criteria have been met.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

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

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

Valuation Allowances

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and US losses over the last two years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income over the several years and lack of significant orders, we established a valuation allowance for the entire deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or NOLs expire, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Factors That May Affect Future Performance”. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. If the Company is awarded a significant contracts the Company projections will be impacted and the Company may reverse the valuation allowance against the deferred tax asset.

Inventory Valuation

The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Goodwill Impairment

Our long-lived assets include goodwill of $582,000 as of September 30, 2002. We evaluated the recoverability of our goodwill in accordance with Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the future discounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill during the year ended September 30, 2002. In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. We are adopting SFAS 142 effective October 1, 2002.

Deferred Compensation and Retirement Plans

In United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S, the Company also provides benefits through supplementary retirement plans to employees. These supplemental plans are funded from cash surrender values from life insurances polices. The plan assumptions in the US include a discount rate of 7%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. In calculation the deferred compensation and retirement plans net liabilities, the Company estimates assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The amount of the deferred retirement compensation and retirement plans was $7,353,000 at September 30, 2002.

Results of Operations—2002 Compared to 2001

For the fiscal year ended September 30, 2002, sales decreased to $28.1 million, compared to $41.9 million for fiscal year ended August 31, 2001. Net loss for the year ended September 30, 2002 was $5.7 million or $1.61 per share compared with a net loss of $2.9 million or $0.82 per share for fiscal year ended August 31, 2001. Excluding the valuation allowance for deferred federal taxes of $3.3 million and restructure charges of $394,000, the Company reported a net loss of $2.0 million or $0.58 per share for fiscal year 2002. This compares with a net loss of $1.3 million or $0.37 in 2001 excluding the valuation allowance for deferred state taxes of $1.2 million, loss on the sale of the French operation of $423,000 and a restructuring charge of $85,000, the Company reported net loss of $1.3 million or $0.37 per diluted share for fiscal 2001.

The following table details the Company’s adjusted loss in fiscal years September 30 2002 and August 31, 2001:

	Fiscal 2002	Fiscal 2001
	(Amounts in thousands)
Net loss	$(5,663)	$(2,885)
Valuation allowance for deferred taxes	3,327	1,218
Effect of sale of French operation	—	423
Restructuring charge	394	85
Tax effect of exclusion of effect of sale of French operation and exclusion of restructuring charge	(89)	(67)

Adjusted net loss excluding the effect of the change in the valuation reserve for deferred tax, sale of French operation and excluding restructuring	$(2,031)	$(1,311)

Adjusted net loss per share—diluted excluding the effect of sale of French operation and excluding, valuation allowance for deferred taxes and restructuring charge	$(0.58)	$(0.37)

Weighted average shares outstanding—diluted	3,524	3,527

Revenue

CSPI’s business falls into segments, which cross different business activities. CSPI has four major segments: systems, which includes manufactured hardware products, systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, E-business software and other software products which are developed by the Company.

The following table details the Company’s sales by operating segment for fiscal years September 30, 2002, and August 31, 2001

Sales Revenue:	2002	% of Total	2001	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$7,531	27%	$8,430	20%
Service and system integration	17,226	61	29,693	71
E-business Software	1,811	5	1,906	5
Other Software	1,543	5	1,887	4

Total	$28,111	100%	$41,916	100%

The Company reported net sales of $28.1 million for fiscal year 2002 compared to $41.9 million for fiscal 2001. This represented a decrease of 33% or $13.8 million. The majority of this decrease in revenue was due to the decline in Service and system integration sales, which were $17.2 million for fiscal year 2002 compared to $29.7 million for fiscal 2001. This represented a decrease of $12.5 million or 90% of the total change between fiscal years. System sales for fiscal 2002 were $7.5 million compared to $8.4 million for fiscal year 2001, representing 7% of the decrease. Both E-business and other software sales, also declined represented 1% and 2%, respectively of the total decrease in sales.

The System sales decrease was due to the slower than anticipated procurement in defense industry purchases of the Series 2000 and FastCluster products. Company system sales continue to feel the affects of protracted delays in defense appropriations and the worldwide weakness in technology spending which continues to negatively affect our financial results. The extended defense industry deployment incubation periods have effected our ability to see when revenue will begin to grow again. During the fiscal year, the Company was part of a team that lost a bid for the procurement of the next generation Destroyer for the US Navy (DD-X Program). The Company would have provided equipment for the radar electronics for the ship which would have resulted in significant revenue for the Company.

The SuperCard, Series 2000 and real-time process control classic product lines accounted for 13%, 50% and 37% of system sales, respectively, for fiscal 2002 compared to 13%, 67%, 18% respectively, for the prior fiscal year. In fiscal 2002, the Company discontinued production of the SuperCard and real-time process control system. This action was taken due to the lack of various component parts and the increased cost to continue manufacturing these products on a limited production basis. The end of life for the real-time system provided an increase in sales of the systems over the prior year by approximately 150%. The current products offered in the systems segments are the Series 2841 and FastCluster™ which are powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc.

Sales for systems and service integration represented 61% of total sales for fiscal year 2002 compared with 71% in the prior fiscal year. The decrease in revenue of $12.5 million was due to third-party products and integration services sales primarily in Germany and the continued decline in real-time legacy systems service revenue. The effects of the global telecom and IT spending retrenchment, including several of our key telecom customers that dramatically reduced their technology budgets hindered our sales results. This included a temporary capital-spending freeze by a significant customer. We believe that these delays can no longer be postponed due to the need to upgrade essential systems for the next generation wireless infrastructure. When this takes place we expect to see a rebound in demand for our outsourcing services.

E-business software sales decreased 5% and represented 5% of total sales for fiscal year 2002. This segment’s decline was due to the current market conditions and the lack of projects related to the ViewMax® Web-to-Host software and AIM66™ wireless. The AIM66™ wireless product is a multichannel transaction server software for the wireless telecom market access.

“Other software” sales represented 5% of total sales for fiscal year 2002, a decrease from the prior year of 18%. The other software sales are primarily from products of Scanalytics.

European sales accounted for 59% of total sales for fiscal 2002 compared to 67% for the prior year. European sales were primarily from the Company’s subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the decline in orders from our German telecom customers. Historically, 65% the Company revenues have come from the international market.

Cost of Sales

Cost of sales as a percentage of revenue decreased to 70% compared to 76% for the prior year. The decrease in cost of sales was due to improved gross margin in the system and system integration business. This was due to reductions in staff for the service operations and change in the mix of integration services sales with larger service content from third-party equipment, which has a lower cost of sales component and reduction in the amount of inventory written off. Inventory writeoffs of Systems products and obsolete parts for end of life during the year was of approximately $.7 million which was a reduction from the prior year which was approximately $1.1 million . These writeoffs account for the increase in the cost of sales for the Systems segment. The increased cost of sales for the E-business segment was do to low sales volume with fixed resource costs and additional work needed to complete selected projects.

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2002, and August 31, 2001 (amounts in thousands):

	Systems	Service and system integration	E-Business Software	Other Software	Total
2002
Sales	$7,531	$17,226	$1,811	$1,543	$28,111
Cost of sales	4,988	13,450	915	425	19,778

Gross margin $	2,543	3,776	896	1,118	8,333
Gross margin %	34%	22%	49%	72%	30%

2001
Sales	$8,430	$29,693	$1,906	$1,887	$41,916
Cost of sales	5,286	25,426	764	539	32,015

Gross margin $	3,144	4,267	1,142	1,348	9,901
Gross margin %	37%	14%	60%	71%	24%

Engineering and Development

Engineering and development expenses decreased 3% from $3.8 million for fiscal year ended August 31, 2001 to $3.7 million for fiscal year ended September 30, 2002. “System segment” expense accounted for 45% of the total expense for fiscal year 2002 compared to 48% for the prior year. This decrease is mainly attributed to staff reductions, lower expenses for pre-production materials and outside services, and the reduction in the depreciation expenses for fully depreciated equipment. “Service and system integration segment” accounted for 24% of total engineering and development expense for fiscal 2002 compared to 28% for the prior year. The decrease was due to the reduction in staff and redeployment of staff to support their efforts in E-business. E-business expenses increased by 24% over the prior year due to the shift of personnel from individual projects or orders fulfillment to working on product enhancements. “Other software” increased by 27% over the prior fiscal year due to the addition of an engineer to complete work on the Windows product features and enhancements.

The following table details engineering and development expenses by operating segment and subsidiary for fiscal years 2002, and 2001 (amounts in thousands):

Engineering & Development Expense:	2002	% of Total	2001	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,687	45%	$1,821	48%
Service and system integration	882	24	1,071	28
E-business Software	631	17	509	13
Other Software	537	14	422	11

Total	$3,737	100%	$3,823	100%

Sales, General and Administrative

Selling, general and administrative expense decreased $0.6 million or 7% to $8.3 million for fiscal year September 30, 2002 compared to $8.9 million for fiscal year ended August 31, 2001.

S,G & A Expense:	2002	% of Total	2001	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$2,464	31%	$1,508	17%
Service and system integration	3,541	45	5,305	59
E-business Software	968	12	1,756	20
Other Software	949	12	336	4

Total	$7,922	100%	$8,905	100%

“Systems” selling, general and administrative expense for fiscal 2002 increased by 69% from the prior year. This was mainly attributable to increased costs for corporate services, occupancy and outside services to assist after staff reductions. The decrease cost of “Service and system integration” was 29% over the prior fiscal year. The decrease relates to reduction in staff, sales commission and outside services.

E-business had reductions of 45% and 9% over the prior fiscal year. The reduction was due to staff reductions in 2002 “Other software” increased by 174% over prior fiscal year. The increase in “other software” was related to corporate services.

Restructuring Expense

In the fiscal years ended September 30, 2002 and August 31, 2001 and 2000 the Company reduced its workforce and as a result incurred severance expenses of approximately $394,000, $85,000, and $64,000 respectively. These actions will reduce expenses on an annualized basis by approximately $1,520,000.

Other Income/Expenses

Other income/expenses of $348,000, is primarily from investment income related to its cash and cash equivalents and investments. The decreased investment income of approximately $94,000 or 16 % between fiscal years was due to the changes in the prevailing investment market with reduced rates on short-term investments.

Income taxes

The Company had a tax expense of $2.3 million which was mainly due to the recording a valuation allowance for the deferred tax asset of approximately $3.3 million. This valuation allowance was established because the Company sustained significant losses in the US operations over the last two years. In addition, the Company does not currently have any large contracts in the US and management no longer believes that it is more likely than not that some portion of all of the deferred tax asset will be realized. The Company is currently involved in a number of procurement opportunities that could generate US revenue and could result in the reduction in the valuation allowance. Management is cautiously optimistic in regards to these opportunities.

Results of Operations—2001 Compared to 2000

For the fiscal year ended August 31, 2001, sales decreased to $41.9 million, compared to $62.0 million for fiscal year ended August 31, 2000. Excluding the valuation allowance for deferred state taxes of $1,218,000, the loss on the sale of the French operation of $423,000 and a restructuring charge of $85,000, the Company reported net loss of $1.3 million or $0.37 per diluted share for fiscal 2001. This compares with net income of $941,000, or

$0.26 per diluted share, excluding the loss on the sale of the French operation of $240,000 and a $64,000 restructuring charge, in fiscal year ended August 31, 2000. Including the effect of the sale of the French operation and restructuring charge, the Company reported net loss for fiscal 2001 of $2.9 million, or $0.82 diluted share, compared with fiscal 2000 net income of $675,000, or $0.18 per diluted share.

The following table details the Company’s earnings in fiscal years 2001 and 2000:

	Fiscal 2001	Fiscal 2000
	(Amounts in thousands)
Net income	$(2,885)	$675
Valuation allowance for deferred taxes	1,218	—
Effect of sale of French operation	423	240
Restructuring charge	85	64
Tax effect of exclusion of effect of sale of French operation and
Exclusion of restructuring charge	(67)	(38)

Net income excluding the effect of sale of French operation and
Excluding restructuring	$(1,311)	$941

Net income per share—diluted excluding the effect of sale of
French operation and excluding restructuring charge	$(.037)	$0.26

Weighted average shares outstanding—diluted	3,527	3,663

Revenue

The following table details the Company’s sales by operating segment for fiscal years August 31, 2001 and 2000:

Sales Revenue:	2001	% of Total	2000	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$8,430	20%	$12,772	21%
Service and system integration	29,693	71	45,597	73
E-business Software	1,906	5	1,810	3
Other Software	1,887	4	1,842	3

Total	$41,916	100%	$62,021	100%

The Company reported net sales of $41.9 million for fiscal year 2001 compared to $62.0 million for fiscal 2000. This represented a decrease of 32% or $20.1 million. The majority of this decrease in revenue was due to the decline in Service and system integration sales, which were $29.7 million for fiscal year August 31, 2001 compared to $45.6 million for fiscal 2000. This represented a decrease of $15.9 million or 79% of the total change between fiscal years. System sales for the for fiscal year ended August 31, 2001 were $8.4 million compared to $12.8 million for fiscal year ended August 31, 2000, representing a decline of $4.3 million.

The systems sales decrease was due to the slower than anticipated transition of the older MultiComputer products, SuperCards, to the new Series 2000 products. The other negative factor affecting revenue growth has been the extended defense industry deployment incubation periods that are not anticipated to change in the near future. The CSPI SuperCard and Series 2000 product lines accounted for 13% and 67% of system sales, respectively, for fiscal 2001 compared to 31% and 44%, respectively, for the prior year. During the year the MultiComputer Division introduced its newest product, a Linux based FastCluster™ system. The Company continued to ship its real-time process control classic product line to existing customers, which represented 18% of fiscal 2001 system sales compared to 22% for the prior year.

Sales for “Service and system integration” represented 71% of total sales for fiscal year 2001. The decrease in revenue was due to the decline in sales of third-party products and integration services primarily in Germany, erosion of the real-time service revenue due to the sale of the French operation and customer purchase of new technologies and the reduction in foreign currency rates.

E-business software sales increased 5% and represented 5% of total sales for fiscal year 2001.

Other software sales represented 4% of total sales for fiscal year 2001, an increase from the prior year of $45,000 or 2%. The “other software” sales are primarily from products of Scanalytics.

European sales account for 67% of total sales for fiscal 2001 compared to 71% for the prior year. European sales were primarily from the Company’s subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the large outsourcing orders in Germany in fiscal year 2000.

The following table details the Company’s sales by geographic region for fiscal years 2001 and 2000:

	Year Ended August
	2001		2000
Europe	$27,981	67%	$43,882	71%
North America	13,411	32%	16,234	26%
Asia	524	1%	1,690	3%
Other	—%		215	—%

	$41,916	100%	$62,021	100%

Cost of Sales

Cost of sales as a percentage of revenue increased to 76% compared to 72% for the prior year. The increase in cost of sales was due to the inventory write off of approximately $1.1 million for end-of-life systems products and erosion of gross margin in the system segment due to shift in product sales from higher products to lower margin product due in part to product discounting.

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years 2001 and 2000 (amounts in thousands):

	Systems	Service and System Integration	E-Commerce Software	Other Software	Total
2001
Sales	$8,430	$29,693	$1,906	$1,887	$41,916
Cost of sales	5,286	25,426	764	539	32,015

Gross margin $	3,144	4,267	1,142	1,348	9,901
Gross margin %	37%	14%	60%	71%	24%

2000
Sales	$12,772	$45,597	$1,810	$1,842	$62,021
Cost of sales	4,907	38,304	781	507	44,499

Gross margin $	7,865	7,293	1,029	1,335	17,522
Gross margin %	62%	16%	57%	72%	28%

Engineering and Development

Engineering and development expenses decreased 5% from $4.0 million for fiscal 2000 to $3.8 million for fiscal 2001. The engineering and development decrease was due to staff reductions in primarily the systems segment and “other software” segments. Systems segment expense accounted for 48% of the total expense for fiscal year 2001 compared to 55% for the prior year. This decrease is mainly attributed to a decline in engineering and development personnel due to attrition. “Service and system integration segment” accounted for 28% of total engineering and development expense for fiscal 2001 compared to 14% for the prior year. The large increase was due to the addition and redeployment of staff from other segments and equipment to support their efforts for integration and services. E-business expenses decreased by 37% over the prior year due to the shift of personnel to individual order fulfillment, assignment of staff to specific programs in other segments, and the reduction of personnel.

The following table details engineering and development expenses by operating segment and subsidiary for fiscal years 2001 and 2000 (amounts in thousands):

Engineering & Development Expense:	2001	% of Total	2000	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,821	48%	$2,226	55%
Service and system integration	1,071	28	547	14
E-business Software	509	13	811	20
Other Software	422	11	447	11

Total	$3,823	100%	$4,031	100%

Selling, General and Administrative

The selling, general and administrative expenses decreased by $3.4 million or 28% between fiscal year ended August 30, 2001 and fiscal year ended August 31, 2000. This decline was due to staff reductions in all segments, lower sales commissions due to the revenue decline, no executive bonus and lower legal and outside consulting, and decreased depreciation expense for fully depreciated assets. These decreases were offset by increased occupancy costs for the new corporate headquarters and retirement expenses. The decreases effected all segments with the largest decrease in systems, e-business and systems and service integration, which declined by 44%, 26% and 18% respectively between the two fiscal years. Systems and systems and service integration reduction of 27% and 29% were due primarily to reduction in staff, and sales commissions related to the revenue reduction.

The following table sets forth selling, general and administrative expense, net of restructuring charges, by Company subsidiary:

S, G, & A Expense:	2001	% of Total	2000	% of Total
By Operating Segment:
Systems	$1,508	17%	$2,076	17%
Service and system integration	5,305	59%	7,515	61%
E-business Software	1.756	20%	2,429	20%
Other Software	336	4%	300	8%

Total	$8,905	100%	$12,320	100%

Liquidity and Capital Resources

Working capital at September 30, 2002 decreased to $18.2 million compared to $21.9 million at August 31, 2001. The reduction is due to the decrease in inventory, accounts receivables and deferred taxes. The company’s cash and marketable securities position has increased to $15.8 million from $13.7 million in FY 2001. In Fiscal year 2002 the Company’s MODCOMP Ltd subsidiary acquired the communication business of Sipher Software Ltd for approximately $40,000.

The Company’s consolidated capital expenditures were $488,000, $611,000, and $805,000 during fiscal years September 30, 2002, August 31, 2001 and 2000, respectively.

The Company continues to invest in short term investments to maximize its return with limited expose of its principal.

The Company has unfunded pension liabilities of $3.3 million related to the plans held by the UK subsidiaries. New legislation relating to UK pensions is currently being contemplated and the of new legislation may result in changes to the statutory funding requirements. The Company may be required to infuse cash in the UK pension plan once the new legislation has been established.

The following is a schedule of the Company’s contractual obligations outstanding at September 30, 2002:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
Operating leases	$4,523	$1,176	$2,001	$895	$451
Retirement obligations	7,353	540	1,000	1,100	4,713

Total	$11,876	$1,716	$3,001	$1,995	$5,164

Management believes that the Company’s available cash and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2002, 2001 or 2000. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 2002	August
		2001	2000	1999	1998
Operating Statement Data:
Sales	$28,111	$41,916	$62,021	$51,695	$63,468
Costs and expenses	31,831	44,828	60,914	49,684	61,262

Operating income (loss)	(3,720)	(2,912)	1,107	2,011	2,206
Other income	348	190	561	612	470

Income (loss) before taxes	(3,372)	(2,722)	1,668	2,623	2,676
Provision (benefit) for income taxes	2,291	163	993	1,364	1,314

Net income (loss)	$(5,663)	$(2,885)	$675	$1,259	$1,362

Net income (loss) per share—diluted	$(1.61)	$(0.82)	$0.18	$0.35	$0.37

Weighted average number of shares—diluted	3,524	3,527	3,663	3,641	3,674

Balance Sheet Data:
Cash and investments	$15,826	$13,728	$15,544	$14,265	$13,697
Working capital	18,212	21,928	21,609	23,469	21,622
Total assets	25,762	32,349	37,056	37,113	37,677
Long term obligations	7,373	5,341	3,608	3,573	3,363
Total liabilities	11,454	10,047	9,610	9,748	11,137
Retained earnings	10,038	16,359	19,962	19,287	18,028
Shareholders’ equity	14,308	22,302	27,446	27,365	26,540

CSP INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS
(Amounts in thousands, except percentage information)

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales Fiscal Year ended September			Period to Period Dollar changes
	2002	2001	2000	2002 compared to 2001	2001 compared to 2000
Sales	100.0%	100.0%	100.0%	$(13,805)	$(20,105)
Costs and expenses:
Cost of sales	70.4%	76.4%	71.7%	(12,237)	(12,484)
Engineering and development	13.3%	9.1%	6.5%	(86)	(208)
Selling, general and administrative	28.2%	21.2%	19.9%	(983)	(3,415)
Restructuring	1.4%	0.2%	0.1%	309	21
Total costs and expenses	113.2%	106.9%	98.2%	(12,997)	(16,086)
Operating income (loss)	(13.2)%	(6.9)%	1.8%	(808)	(4,019)
Other income	1.2%	0.4%	0.9%	158	(371)
Income before taxes	(12)%	(6.5)%	2.7%	(650)	(4,390)
Provision for income taxes	8.1%	0.4%	1.6%	2,128	(830)
Net income (loss)	(20.1)%	(6.9)%	1.1%	$(2,778)	$(3,560)