Form 10-Q
period 2002-12-31
CSP INC /MA/
filed 2003-02-14
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            December 31, 2002

or

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

                                                               December 31, 2002
                      (Former name, former address, former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.        [X]  Yes           [  ]  No

The registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

Yes [ ] No [X ]

                                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Class                                                             Outstanding February 14, 2003
           Common Stock, $.01 par value                                                3,531, 975 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2002 (Unaudited) and
	September 30, 2002	3
	Unaudited Consolidated Statements of Operations for the three months ended	4
	December 31, 2002 and 2001
	Unaudited Consolidated Statements of Cash Flows for the three months ended	5
	December 31, 2002 and 2001
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12
Item 3	Qualitative and Quantitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21
PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	22
Item 5.	Certifications	22
Item 6.	Exhibits & Reports on Form 8-K	22

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	December 31	September 30
	2002	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,355	$3,835
Short-term investments	11,153	11,991
Accounts receivable, net	4,756	2,500
Inventories	2,949	2,834
Deferred income taxes	264	264
Other current assets	1,137	869
Total current assets	22,614	22,293

Property, equipment and improvements, net	1,057	1,182
Other assets:
Long-term investments	125	125
Goodwill, net	582	582
Other assets	1,608	1,580
Total other assets	2,315	2,287

Total assets	$25,986	$25,762

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,691	$3,344
Deferred compensation and retirement plans	341	341
Income taxes payable	729	396
Total current liabilities	4,761	4,081
Deferred compensation and retirement plans	7,561	7,353
Other long-term liabilities	20	20
Total liabilities	12,342	11,454
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,102
and 4,093 shares	41	41
Additional paid-in capital	11,287	11,275
Retained earnings	9,643	10,038
Accumulated other comprehensive loss	(4,470)	(4,189)
	16,501	17,165
Less treasury stock, at cost, 571 shares	(2,857)	(2,857)
Total shareholders' equity	13,644	14,308
Total liabilities and shareholders' equity	$25,986	$25,762
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)
                                                                      \

                                                                                                   /-For the three months ended-/

	December 31,	December 31,
	2002	2001
Sales:
Systems	$633	$1,650
Service and system integration	6,867	4,159
E-business software	338	311
Other software	341	380
Total sales	8,179	6,500

Cost of Sales:
Systems	479	1,125
Service and systems integration	5,579	3,128
E-business software	127	257
Other software	78	119
Total cost of sales	6,263	4,629
Gross profit	1,916	1,871

Operating expenses:
Engineering and development	882	964
Selling, general & administrative	1,703	2,252
Total operating expenses	2,585	3,216

Operating loss	(669)	(1,345)

Other income(expense):
Other income	480	49
Total other income, net	480	49

Loss before income taxes	(189)	(1,296)

Income tax expense (benefit)	206	(353)

Net loss	$(395)	$(943)

Net loss per share - basic and diluted	$(0.11)	$(0.27)
Weighted average shares outstanding - basic	3,532	3,523
and diluted

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                      /--For the three months--/

	ended
	Dec 31,	Dec 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(395)	$(943)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	182	218
Loss on disposal of fixed assets	--	5
Non-cash changes in accounts receivable and inventory allowance	105	83
Deferred compensation and retirement plans	77	421
Effects of additional minimum pension liability	--	(368)
Increase in deferred income taxes	--	(290)
(Increase) decrease in other assets	(28)	39
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,180)	798
(Increase) decrease in inventories	(201)	491
Increase in other current assets	(241)	(9)
Increase (decrease) in accounts payable and accrued expenses	147	(198)
Increase in income taxes payable	467	91
Increase in other liabilities	--	12
Net cash provided by (used in) operating activities	(2,067)	320
Cash flows from investing activities:
Purchases of available-for-sale securities	(107)	(164)
Purchases of held-to-maturity securities	(561)	(7,698)
Sales of available-for-sale securities	116	202
Maturities of held-to-maturity securities	1,504	7,256
Purchase of property, equipment and improvements, net	(57)	(54)
Net cash provided by (used in) investing activities	895	(458)
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	12	28
Net cash provided by financing activities	12	28
Effects of exchange rate on cash and cash equivalents	(320)	(8)
Net decrease in cash and cash equivalents	(1,480)	(118)
Cash and cash equivalents, beginning of period	3,835	1,510
Cash and cash equivalents, end of period	$2,355	$1,392
Supplementary cash flow information:
Cash paid for income taxes, net	$12	$110
Cash paid for interest	$74	$5

See accompanying notes to consolidated financial statements.

                                                      CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America , have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

1.    Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS No. 142 on October 1, 2002, and is no longer amortizing the $582,000 of goodwill. This has resulted in no amortization of goodwill being recorded for the period three month period ended December 31, 2002 as compared to $19,000 for the three month period ended December 31, 2001.

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this pronouncement commencing October 1, 2002 which did not materially effect the results of operations and financial position of the Company.

In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. Statement 146 nullifies EITF Issue 94-3, thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

In December 2002, the FASB issued SFAS No. 148 , "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations. The Company will adopt the interim disclosure provisions in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

2. Inventories

Inventories consist of the following (amounts in thousands):

	Dec. 31,	Sept. 30,
	2002	2002

Raw materials	$1,165	$1,255
Work in process	285	130
Finished goods	1,499	1,449
Total	$2,949	$2,834

3. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At December 31, 2002, the Company has repurchased 571,075 or 77% of the total shares authorized to be purchased.

4. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                                                                      /-For the three months ended-/
	December 31,	December 31,
(Amounts in thousands, except per share)	2002	2001

Net loss	$(395)	$(943)

Weighted average number of shares
Outstanding - basic	3,532	3,523
Incremental shares from the assumed exercise
of stock options	--	--
Weighted average number of shares
outstanding - dilutive	3,532	3,523

Net loss per share - basic and diluted	$(0.11)	$(0.27)

Options to purchase 454,124 and 435,339 shares of common stock at December 31, 2002 and December 31, 2001, respectively, were outstanding but were not included in the year-to-date calculation of diluted net loss per share because the effect would have been antidilutive.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)

Balance September 30, 2002	$37	($916)	$(3,310)	($4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	($1,161)	($3,310)	($4,470)

Balance August 31, 2001	$67	($1,067)	$--	($2,472)
Change in period	(8)	22	--	14
Balance September 30, 2001	59	(1,046)	--	(987)
Change in period	2	(90)	(368) -	(456)
Balance December 31, 2001	$61	($1,136)	($368)	($1,443)

6. Goodwill

In accordance with SFAS No. 142, prior period earnings were not restated. A reconciliation of the previously reported net income during the quarter ended December 30, 2001 to the amounts adjusted for the reduction of goodwill amortization expense, net of related income tax effect, is as follows (in thousands, except per share amounts):

For the Three months ended

December 31,2002 December 31,2001

-------------------- --------------------

Net loss, as reported $ 395 $ 943

Goodwill amortization, net of tax -- (14)

--------- --------

Adjusted net loss $ 395 $ 929

========= ========

Per share-basic and diluted:

Reported net loss $(0.11) $(0.27) Goodwill amortization, net of tax --- 0.01
--------- --------
Adjusted net loss $(0.11) $(0.26)
========= ========

7. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):
		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 12/31/02
Net Sales	$633	$6,867	$338	$341	$8,179
Profit (loss) from operations	(646)	228	(173)	(78)	(669)
Identifiable assets	12,792	11,533	568	1,093	25,986
Capital expenditures	23	23	1	10	57
Depreciation	107	66	3	5	181

Quarter Ended 12/31/01
Net Sales	$1,650	$4,159	$311	$380	$6,500
Loss from operations	(771)	(9)	(424)	(141)	(1,345)
Identifiable assets	18,335	9,488	689	1,222	29,734
Capital expenditures	36	12	1	5	54
Depreciation	72	87	7	6	172

Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. The Company has four major segments: systems, which includes company manufactured hardware products; service and system integration, which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services; E-business software, includes ViewMax products and services, internet security consulting and implementation services, WAP66 product and services and messaging software and other software products which are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of foreign exchange gain (loss) in investment income and interest expense for the three months ended December 31, 2002 and December 31, 2001. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for the CSP and Scanalytics subsidiaries are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for the MODCOMP subsidiaries are allocated to the E-business software segment based upon employee headcount and the remaining balance is allocated to the Systems and Service and system integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

Item 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

        FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CSP INC. ("CSPI" OR THE "COMPANY") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". CSPI DOES NOT UNDERTAKE TO UPDATE ANY OF SUCH FORWARD-LOOKING STATEMENTS.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, inventory valuation, goodwill impairment, income taxes, and deferred compensation and retirement plans. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; inventory valuation and goodwill impairment.

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems integration services and high-performance cluster computer systems. In accordance with accounting principles generally accepted in the United States of America and when all other revenue recognition criteria have been met, CSPI recognizes revenue as follows:

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

For multi-element software arrangements, the Company has established vendor specific evidence (VSOE) of the fair value of its maintenance and training elements. Therefore, revenue for software sales is recognized upon shipment of the license and delivery of customization and installation services, and when all other revenue criteria have been met.

Revenue from training is recognized when the service has been delivered and all other revenue recognition criteria have been met.

Revenue for software and hardware maintenance contracts is recognized ratably over the term of the contract.

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

We record a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and US losses over the last two years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income over the past several years and lack of significant orders, we have established a valuation allowance for the entire deferred tax assets. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales trend rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section "Factors That May Affect Future Performance". These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. If the Company is awarded a significant contract the Company projections will be impacted and the valuation allowance against the deferred tax asset may be impacted.

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

Goodwill Impairment

Our long-lived assets include goodwill with a net carrying value of $582,000 as of December 31, 2002. Commencing October 1, 2002, we evaluated our goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management evaluates potential impairment on an annual basis or more frequently if events or other changes in circumstances indicate that goodwill might be impaired. . In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. The continued lack of profitability experienced by the Company will require a more frequent review of goodwill, which will determine if a potential impairment exits.

No impairment losses were recorded related to goodwill during the quarter ended December 31, 2002. However, it the financial performance of the operation to which the goodwill relates does not improve, we may be required to record an impairment charge in the near future. Due to the continued lack of profitability of the operation for which the goodwill relates to, the Company will continue to monitor the need to perform an impairment analysis on a quarterly basis.

Deferred Compensation and retirement plans

In theUnited Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S, the Company also provides benefits through supplementary retirement plans to employees. In addition, in the U.S., the Company provides for officer death benefits through the postretirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. In calculation the deferred compensation and retirement plans net liabilities, the Company estimates assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. The plan assumptions include a discount rate of 7% and 5.3% in the US and internationally, respectively. Both the US and Germany plans are unfunded while the UK plan assumptions provides for an expected rate of return of 6.9%. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Results of Operations - 2003 Compared to 2002

The following table details the Company's results of operations in dollars and as a percentage of sales for the three months ended December 31, 2002 and 2001:

	Dec. 31		Dec. 31
	2002	%	2001	%

Sales	$8,179	100%	$6,500	100%

Cost of sales	6,263	76%	4,629	71%

Engineering and
development	882	11%	964	15%

Selling, general and
administrative	1,703	21%	2,252	35%

Total costs and
expenses	8,848	108%	7,845	121%

Operating loss	(669)	(8%)	(1,345)	(21%)

Other income	480	6%	49	1%

Loss before income taxes	(189)	(2%)	(1,296)	(20%)

Income tax expense (benefit)	206	2%	(353)	(5%)

Net loss	$(395)	(4%)	$(943)	(15%)

The following table details the Company's result of operations by period to period dollars and percentage changes for the three months ended December 31, 2002 and 2001:

                                     December 31, 2002 vs. December 31, 2001

	$	%
	Change	Change

Sales	$1,679	26%
Cost of sales	1,634	35%

Engineering and
development	(82)	(9%)

Selling, general and
administrative	(549)	(24%)

Total costs and
expenses	1,003	13%

Operating loss	676	50%

Other income	431	880%

Loss before
income taxes	1,107	(85%)

Income tax expense (benefit)	559	158%

Net loss	$548	58%

Revenue

The following table details the Company's sales by operating segment for the three months ended December 31, 2002 and December 31, 2001.

	December 31,	% of	December 31,	% of
Sales Revenue:	2002	Total	2001	Total

Operating Segment:
Systems	$633	8%	$1,650	25%
Service and system integration	6,867	84%	4,159	64%
E-business Software	338	4%	311	5%
Other Software	341	4%	380	6%
Total	$8,179	100%	$6,500	100%

CSPI considers its products to be in four segment classifications. Each segment is broken down by related business activities, which crosses different business operations. These segments are based on the different customer activity of the Company. CSPI has four major segments: Systems, which includes company manufactured hardware products; Service and system integration which includes maintenance of the Company and other systems sold and integration and sale of third party hardware products and services; E-business software which includes WAP66™ and ViewMax®; and Other Software products which are developed by the Company primarily in the Scanalytics subsidiary.

       The Company reported net sales of $8.2 million for the three months period ended December 31, 2002 compared to $6.5 million for the three month periods ended December 31, 2001. This represented an increase of 26% or $1.7 million for the three-month period. The increase in revenue was mainly due to an increase in Service and system integration resulting from significant hardware and service sales made to our key European telecom customer for upgrade of their data storage system. We anticipate that we will continue to provide new systems and upgrades for the future needs of our customer. We continue to experience a decline in system sales mainly due to the lack of customer system deployments as a result of extended cycles in US defense procurements, and the continued weak global economy. Our legacy systems sales have been limited due to the EOL (end of life) strategy implemented in fiscal year 2002.

        Sales for Service and system integration were $6.9 million or 84% of total sales for the three months ended December 31, 2002, compared to $4.2 million or 64% for the comparable period ended December 31, 2001. The increase amounted to $2.7 million or 65% versus the prior comparable period. This increase was due to the increased shipment of hardware and services for one telecom customer who increased their replacement and system upgrade purchases.

        System sales were $.6 million for the three months ended December 31, 2002, compared to $1.7 million for the three month ended December 31, 2001. This represents a decrease of approximately $1 million or 62%. This decrease mainly resulted from delays and losses of funded defense program, and the lack of legacy systems shipments due to the end of life of the classic systems in the last fiscal year. The Company accepted orders up to January 31, 2002 on the Classic legacy systems, which were primarily shipped during fiscal 2002. The Company has yet to benefit from increased Defense spending due to the protracted approval process for the fiscal 2003 Appropriation bill in Congress, extended deployment incubation periods and uncertainties concerning funding for new Homeland Security programs. The Series 2000 product line accounted for 35% of system sales for the three-month period ended December 31, 2002 compared to 29% for the three months ended December 31, 2001. The SuperCard product line accounted for 28% of system sales for the three months ended December 31, 2002 compared to 33% for the three months ended December 31, 2001. The Classic systems product line represented 12% of the current quarter and year to date system sales compared to 14% for the prior comparable period.

        Sales for Service and system integration were $6.9 million or 84% of total sales for the three months ended December 31, 2002, compared to $4.2 million or 64% for the comparable period ended December 31, 2001. The increase amounted to $2.7 million or 65% versus the prior comparable period. This increase was due to the increased shipment of hardware and services for one telecom customer who increased their replacement and system upgrade purchases.

        E-business Software sales were $338,000 or 4% of total sales for the three months ended December 31, 2002 compared to $311,000 or 5% for the three month comparable period ended December 31, 2001. This represents an increase of $27,000 or 9% for the comparable three-month periods. The quarter revenue increase was due to increased business for projects, which included some security service in Europe.

        Other Software sales were $341,000 or 4% of total sales for the three month periods ended December 31, 2002 compared to $380,000 or 6% for the three month comparable periods ended December31, 2001. This represents a decline of $39,000 or 10% for the three month period. This decline is mainly due to seasonal fluctuations and market conditions. The other software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three month periods ended December 31:

                                                                          /-----------For the three months ended----------/

		% of		% of
	12/31/02	Total	12/31/01	Total

Europe	$6,568	80%	$3,637	56%
North America	1,506	18%	2,543	39%
Far East	105	2%	320	5%
Totals	$8.179	100%	$6,500	100%

        European sales account for 80% of total sales for the three-month period ended December 31, 2002 compared to 56% for the three-month period ended December 31, 2001. European sales were primarily from subsidiaries in Germany and the United Kingdom. The increased sales in Europe were due to the system upgrade of one customer in Germany during the quarter.

Cost of Sales

         The following table details the Company's sales and gross margin by operating segment for the three months ended December 31, 2002 and December 31, 2001 (amounts in thousands):
	Systems	Service and system integration	E- business Software	Other Software	Total
Qtr Ended 12/31/02
Sales	$633	$6,867	$338	$341	$8,179
Cost of sales	479	5,579	127	78	6,263

Gross margin $	154	1,288	211	263	1,916
Gross margin %	24%	19%	62%	77%	23%

Qtr Ended 12/31/01
Sales	$1,650	$4,159	$311	$380	$6,500
Cost of sales	1,125	3,128	257	119	4,629

Gross margin $	525	1,031	54	261	1,871
Gross margin %	32%	25%	17%	69%	29%

    Total cost of sales as a percentage of revenue increased to 77% for the three months ended December 31, 2002 compared to 71% for the comparable periods ended December 31, 2001. The increase in cost of sales was due to the change in mix of revenue with the significant increase in service and systems integration sales, which have lower gross margin than the other segments. The increase in cost of sales for systems was due to the lower sales that increased manufacturing's indirect costs. The increase in the service and systems integration cost of sales was due to the in increase third party hardware sales in the quarter, which have higher costs than services and integration. The E-business had lower gross margin in the prior year due to costs to complete a specific customer order and the current quarter's cost of sales more closely reflects the traditional costs for this segment. Other software margin improved with the mix of products sold during the current quarter. During the three-month period ended December 31, 2002, the Company had inventory adjustments for obsolete or scraped inventory of approximately $80,000 due to end of life status of certain systems products.

Engineering and Development

        The following table details engineering and development expenses by operating segment for the three months ended December 31, 2002 and December 31, 2001 (amounts in thousands):

                                                   /-----For the three months ended------/

	Dec. 31	% of	Dec. 31	% of
Engineering & Development Expense:	2002	Total	2001	Total

By Operating Segment:
Systems	410	47%	$384	40%
Service and system integration	227	26%	266	27%
E-business Software	109	12%	173	18%
Other Software	136	15%	141	15%
Total	882	100%	$964	100%

Engineering and development expenses decreased 9% for the three months ended December 31, 2002 compared to the comparable periods ended December 31, 2001. The decrease was due primarily to lower labor costs from attrition. The labor reduction will result in an annual savings of approximately $350,000. We believe that current level of fund is sufficient to support the development effort necessary to support the future business.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by operating segment for the three months ended December 31, 2002 and December 31, 2001.

                                                    /-----For the three months ended------/

	Dec. 31	% of	Dec. 31	% of
S G & A Expense:	2002	Total	2001	Total

By Operating Segment:
Systems	390	23%	$912	40%
Service and system integration	833	49%	774	34%
E-business Software	275	16%	305	14%
Other Software	205	12%	261	12%
Total	1,703	100%	$2,252	100%

Selling, general and administrative expense decreased $549,000 or 24% for the three months ended December 31, 2002 compared to the three-month periods ended December 31, 2001. This decrease is mainly due to a reduction in labor and benefit costs due to attrition, a reduction in advertising, trade shows promotional literature and commissions expenses in the Systems and Other software segments. In the System segment there was a reduction of approximately $108,000 for retirement obligation due in part to the death of one of the participants. The lower level of expenses should continue for the near future but may change based on management's assessment of market opportunities and business needs

Other Income/Expenses

        Other income/expenses, increased due primarily to the foreign exchange gains of our United Kingdom subsidiary for the three-month periods ended December 31, 2002.

Income Tax

         The Company had tax expense for the quarter due to the international operations in Germany and the United Kingdom, which were profitable, for the three month period ended December 31, 2002. The US operations sustained losses for the quarter and no benefit has been reflected for either the federal or state taxes. The Company does not currently have any large contracts in the US and management no longer believes that it is more likely than not that some portion of all of the deferred tax asset, against which a full valuation allowance was recorded in FY 2002, will be realized. The Company is currently involved in a number of procurement opportunities that could generate US revenue and could result in the reduction in the valuation allowance. However, these opportunities may not materialize.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, finance inventories and accounts receivables.

        Working capital at December 31, 2002 decreased to $17.9 million compared to $18.2 million at September 30, 2002. This decline relates mainly due to the decrease in cash and marketable securities which was offset by the increases in accounts receivable, due to the increased sales, inventory, for the purchase of parts with long lead times and other current assets primarily for prepaid expenses. The Company's had an increase in accounts payable and accrued expenses for purchases and services needed for the increased sales and income taxes payable increased for the foreign tax due to the profitability of our European subsidiaries.

        The Company's consolidated net capital expenditures were $57,000 for the three month period ended December 31, 2002 compared to $54,000 in the three month periods ended December 31, 2001. The Company has unfunded pension liabilities of $3.3 million related to the plans held by the UK subsidiaries. New legislation relating to UK pensions is currently being contemplated and the of new legislation may result in changes to the statutory funding requirements. The Company may be required to infuse cash in the UK pension plan once the new legislation has been established

       Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three months period ended December 31, 2002 and 2001. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Factors That May Affect Future Performance

        This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripheral and computer products, biological imaging software, and the instruments; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely affect the Company's operating results. In addition, changes in the mix of old products may cause fluctuations in the Company's gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily an indicator of future performance.

        Markets for the Company's products are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect the business and operating results. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect the Company's business and operating results currently and in the future.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure contols and procedures (as defined in Rules 13a-14 (c ) and 15d-14 (c ) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

The Company held its Annual meeting of Stockholders on Monday, January 27, 2003. The following matter was approved by the shareholders:

1)   Sandford D. Smith and Robert M. Williams were elected as Class I directors for a term of three years with 2,926,421 voting for them and 58,516 against.

Item 5. Other Information

              Certification Under Sarbanes-Oxley Act

               Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

                 Certification Under Sarbanes-Oxley Act

    Reports on Form 8-K

None

CERTIFICATION

I, Alexander R. Lupinetti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and the audit committee any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /s/ Alexander R. Lupinetti --------------------------------- Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Gary W. Levine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Inc. ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and the audit committee any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /s/ Gary W. Levine ------------------------------- Gary W. Levine Chief Financial Officer

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: February 14, 2003                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: February 14, 2003                                       By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CSP Incorporated (the "Company") on Form 10-Q for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2003 /s/ Alexander R. Lupinetti

------------------ --------------------------------------------

Alexander R. Lupinetti, Chief Executive Officer

Date: February14, 2003 /s/ Gary W. Levine

------------------ --------------------------------------------

Gary W. Levine, Chief Financial Officer