Form 10-Q/A
period 2002-12-31
CSP INC /MA/
filed 2003-02-19
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q/A

                        (Amendment No. 1)

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

                                Class                                                             Outstanding February 14, 2003
           Common Stock, $.01 par value                                                3,531, 975 shares

See "Explanatory Notes" regarding this Amended Form 10-Q on the next page.

EXPLANATORY NOTE REGARING FILING THIS AMENDMENT FORM 10-Q ON FORM 10Q

We are filing this Form 10Q/A to correct three errors contained in our Form 10Q filed with the Securities and Exchange Commission on February 14, 2003. Two errors occurred in the Consolidated Statement of Cash Flows on page 5. In the December 31, 2001 the net cash provided by operating activities should have been $350,000 and not $320,000 and effects of exchange on cash and cash equivalents should have been ($38,000) and not ($8,000). Another error was on page 9 the accumulated other comprehensive loss balance on August 31, 2001 should be $1,001,000 and not $2,472,000. These errors occurred during the process on transferring information from text format to edgar format and has been correct in this Form 10 Q/A.

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

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                      /--For the three months--/

	ended
	Dec 31,	Dec 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(395)	$(943)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	182	218
Loss on disposal of fixed assets	--	5
Non-cash changes in accounts receivable and inventory allowance	105	83
Deferred compensation and retirement plans	77	421
Effects of additional minimum pension liability	--	(368)
Increase in deferred income taxes	--	(290)
(Increase) decrease in other assets	(28)	39
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,180)	798
(Increase) decrease in inventories	(201)	491
Increase in other current assets	(241)	(9)
Increase (decrease) in accounts payable and accrued expenses	147	(198)
Increase in income taxes payable	467	91
Increase in other liabilities	--	12
Net cash provided by (used in) operating activities	(2,067)	350
Cash flows from investing activities:
Purchases of available-for-sale securities	(107)	(164)
Purchases of held-to-maturity securities	(561)	(7,698)
Sales of available-for-sale securities	116	202
Maturities of held-to-maturity securities	1,504	7,256
Purchase of property, equipment and improvements, net	(57)	(54)
Net cash provided by (used in) investing activities	895	(458)
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	12	28
Net cash provided by financing activities	12	28
Effects of exchange rate on cash and cash equivalents	(320)	(38)
Net decrease in cash and cash equivalents	(1,480)	(118)
Cash and cash equivalents, beginning of period	3,835	1,510
Cash and cash equivalents, end of period	$2,355	$1,392
Supplementary cash flow information:
Cash paid for income taxes, net	$12	$110
Cash paid for interest	$74	$5

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

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)

Balance September 30, 2002	$37	($916)	$(3,310)	($4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	($1,161)	($3,310)	($4,470)

Balance August 31, 2001	$67	($1,068)	$--	($1,001)
Change in period	(8)	22	--	14
Balance September 30, 2001	59	(1,046)	--	(987)
Change in period	2	(90)	(368) -	(456)
Balance December 31, 2001	$61	($1,135)	($368)	($1,443)

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

Goodwill Impairment

Our long-lived assets include goodwill with a net carrying value of $582,000 as of December

31, 2002. Commencing October 1, 2002, we evaluated our goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management evaluates potential impairment on an annual basis or more frequently if events or other changes in circumstances indicate that goodwill might be impaired. . In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. Due to the continued lack of profitability of the operation for which goodwill relates to the Company will continue to monitor the need to perform an impairment analysis on a quarterly basis.

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

        System sales were $.6 million for the three months ended December 31, 2002, compared to $1.7 million for the three month ended December 31, 2001. This represents a decrease of approximately $1 million or 62%. This decrease mainly resulted from delays and losses of funded defense programs, and the lack of legacy systems shipments due to the end of life of the classic systems in the last fiscal year. The Company accepted orders up to January 31, 2002 on the Classic legacy systems, which were primarily shipped during fiscal 2002. The Company has yet to benefit from increased Defense spending due to the protracted approval process for the fiscal 2003 Appropriation bill in Congress, extended deployment incubation periods and uncertainties concerning funding for new Homeland Security programs. The Series 2000 product line accounted for 35% of system sales for the three-month period ended December 31, 2002 compared to 29% for the three months ended December 31, 2001. The SuperCard product line accounted for 28% of system sales for the three months ended December 31, 2002 compared to 33% for the three months ended December 31, 2001. The Classic systems product line represented 12% of the current quarter and year to date system sales compared to 14% for the prior comparable period.

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