Form 10-Q
period 2003-03-31
CSP INC /MA/
filed 2003-05-15
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            March 31, 2003

or

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

                                                               September 31, 2002
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

                                Class                                                             Outstanding April 28, 2003
           Common Stock, $.01 par value                                                3,529, 575 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
	September 30, 2002	3
	Unaudited Consolidated Statements of Operations for the three & six months ended	4
	ended March 31, 2003 and 2002
	Unaudited Consolidated Statements of Cash Flows for the three & six months	5
	ended March 31, 2003 and 2002
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13
Item 3	Qualitative and Quantitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23
PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	25
Item 5.	Certifications	25
Item 6.	Exhibits & Reports on Form 8-K	25

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	March 31	September 30
	2003	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,925	$3,835
Short-term investments	11,680	11,991
Accounts receivable, net	2,973	2,500
Inventories	2,496	2,834
Deferred income taxes	--	264
Other current assets	979	869
Total current assets	21,053	22,293

Property, equipment and improvements, net	934	1,182
Other assets:
Long-term investments	125	125
Goodwill, net	582	582
Other assets	1,596	1,580
Total other assets	2,303	2,287

Total assets	$24,290	$25,762

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,288	$3,344
Deferred compensation and retirement plans	341	341
Income taxes payable	605	396
Total current liabilities	4,234	4,081
Deferred compensation and retirement plans	7,259	7,353
Other long-term liabilities	20	20
Total liabilities	11,513	11,454
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,102
and 4,093 shares	41	41
Additional paid-in capital	11,287	11,275
Retained earnings	9,439	10,038
Accumulated other comprehensive loss	(5,127)	(4,189)
	15,640	17,165
Less treasury stock, at cost, 572 and 571 shares	2,863)	(2,857)
Total shareholders' equity	12,777	14,308
Total liabilities and shareholders' equity	$24,290	$25,762
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)

                                                                     /-For the three months ended-//-For the six months ended-/

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
Sales:
Systems	$1,633	$1,724	$2,266	$3,374
Service and system integration	4,126	3,507	10,993	7,666
E-business software	315	576	653	887
Other software	339	383	680	763
Total sales	6,413	6,190	14,592	12,690

Cost of Sales:
Systems	803	1,362	1,282	2,487
Service and systems integration	3,123	2,978	8,702	6,106
E-business software	225	221	352	478
Other software	80	104	159	223
Total cost of sales	4,231	4,665	10,495	9,294

Gross profit	2,182	1,525	4,097	3,396

Operating expenses:
Engineering and development	968	927	1,849	1,891
Selling, general & administrative	1,875	2,055	3,579	4,307
Total operating expenses	2,843	2,982	5,428	6,198

Operating loss	(661)	(1,457)	(1,331)	(2,802)

Other income(expense):
Foreign exchange gain (loss)	732	(3)	1,180	(5)
Other income	21	58	55	109
Total other income, net	753	55	1,235	104

Income (loss) before income taxes	92	(1,402)	(96)	(2,698)

Income tax expense (benefit)	296	(495)	503	(848)

Net loss	$(204)	$(907)	$(599)	$(1,850)

Net loss per share - basic and diluted	$(0.06)	$(0.26)	$(0.17)	$(0.53)
Weighted average shares outstanding - basic	3,531	3,522	3,531	3,522
and diluted

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                                         /----Six months----/

	Ended
	Mar. 31,	Mar. 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(599)	$(1,850)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	359	429
Loss on disposal of fixed assets	---	7
Non-cash changes in accounts receivable and inventory allowance	152	--
Deferred compensation and retirement plans	211	716
Effects of additional minimum pension liability	--	(736)
Increase in deferred income taxes	--	(724)
(Increase) decrease in other assets	(25)	78
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(490)	1,276
Decrease in inventories	216	1,358
(Increase) decrease in other current assets	163	(303)
Decrease in accounts payable and accrued expenses	(501)	(458)
Increase in income taxes payable	208	83
Increase in other liabilities	--	12
Net c)ash used in operating activities	(306)	(112)
Cash flows from investing activities:
Purchases of available-for-sale securities	(181)	(417)
Purchases of held-to-maturity securities	(3,988)	(16,520)
Sales of available-for-sale securities	218	337
Maturities of held-to-maturity securities	4,301	16,720
Purchase of property, equipment and improvements, net	(137)	(351)
Net cash provided by (used in) investing activities	212	(231)
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	12	28
Purchase of treasury stock	(6)	--
Net cash provided by financing activities	6	28
Effects of exchange rate on cash and cash equivalents	(822)	(83)
Net decrease in cash and cash equivalents	(910) )	(398)
Cash and cash equivalents, beginning of period	3,835	1,510
Cash and cash equivalents, end of period	$2,925	$1,112
Supplementary cash flow information:
Cash paid for income taxes, net	$280	$223
Cash paid for interest	$79	$9

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

1.    Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this pronouncement which did not materially effect the results of operations and financial position of the Company.

In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has currently adopted the pronouncement on January 1, 2003 and it did not materially effects the results of operations and financial position of the Company.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. Statement 146 nullifies EITF Issue 94-3, thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company has adopted the pronouncement on January 1, 2003 and it did not materially effects the results of operations and financial position of the Company.

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

The Company accounts for stock based compensation using the intrinsic value method prescribed in ABP opinion No. 25 whereby the stock options are granted at market price and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted disclosure requirements of FAS nos. 123 and 148. If compensation expense for the Company's stock option plans have been determined based upon fair value at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net earnings, basic and diluted earnings per common share would have been as follows:

                                                             /---Three months ended---/                     /---Six months ended---/

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net loss	$(204)	$(907)	$(599)	$(1,850)

Deduct: Stock based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	17	14	34	27

Pro forma net loss	$(221)	$(921)	$(633)	$(1,877)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.26)	$(0.17)	$(0.53)
Basic and diluted, pro forma	$(0.06)	$(0.26)	$(0.18)	$(0.53)

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, it expects that the adoption of the provisions of FIN No. 46 will not have a material impact on the consolidated results of operations or financial position.

2. Inventories

Inventories consist of the following (amounts in thousands):

	Mar. 31,	Sept. 30,
	2003	2002

Raw materials	$1,147	$1,255
Work in process	208	130
Finished goods	1,141	1,449
Total	$2,496	$2,834

3. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At March 31, 2003, the Company has repurchased 572,475 or 77% of the total shares authorized to be purchased.

4. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                    /-For the three months ended-/  /-For the six months ended-/
	March 31,	March 31,	March 31,	March 31,
(Amounts in thousands, except per share)	2003	2002	2003	2002

Net loss	$(204)	$(907)	$(599)	$(1,850)

Weighted average number of shares
Outstanding - basic	3,531	3,522	3,531	3,522
Incremental shares from the assumed exercise
of stock options	--	--	--	--
Weighted average number of shares
outstanding - dilutive	3,531	3,522	3,531	3,522

Net loss per share - basic and diluted	$(0.06)	$(0.26)	$(0.17)	$(0.53)

Options to purchase 448,524 and 435,339 shares of common stock at March 31, 2003 and March 31, 2002, respectively, were outstanding but were not included in the year-to-date calculation of diluted net loss per share because the effect would have been antidilutive.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	$(1,161)	$(3,310)	$(4,470)
Change in period	$60	(717)	--	(657)
Balance March 31, 2003	$61	$(1,878)	$(3,310)	$(5,127)

Balance September 30, 2001	$59	$(1,046)	$--	$(987)
Change in period	2	(90)	(368)	(456)
Balance December 31, 2001	$61	$(1,136)	(368)	$(1,443)
Change in period	(7)	(112)	(368)	(487)
Balance March 31, 2002	$54	$(1,248)	$(736)	$(1,930)

The Company's comprehensive loss amounted to $861 and $1,394 for the three months ended and $1,537 and $2,793 for the six months ended March 31, 2003 and March 31, 2002, respectively.

6. Goodwill

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS No. 142 on October 1, 2002, and is no longer amortizing the $582,000 of goodwill. This has resulted in no amortization of goodwill being recorded for the three and six month periods ended March 31, 2003 as compared to $19,000 and $38,000, net of tax, for the three and six month periods ended March 31, 2002.

In accordance with SFAS No. 142, prior period earnings were not restated. A reconciliation of the previously reported net income during the quarter ended December 30, 2001 to the amounts adjusted for the reduction of goodwill amortization expense, net of related income tax effect, is as follows (in thousands, except per share amounts):

                                                              /--Three months ended--/ /--Six months ended--/
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net loss as reported	$204	$907	$599	$1,850
Goodwill amortization, net of tax	--	(19)	--	(38)
Adjusted net loss	$204	$888	$599	$1,812

Per share-basic and diluted:
Reported net loss	$(0.06)	$(0.26)	$(0.17)	$(0.53)
Goodwill amortization, net of tax	--	0.01	--	0.01
Adjusted net loss	$(0.06)	$(0.25)	$(0.17)	$(0.52)

7. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):
		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 3/31/03
Net Sales	$1,633	$4,126	$315	$339	$6,413
Loss from operations	(37)	(250)	(270)	(104)	(661)
Identifiable assets	12,198	10,441	620	1,031	24,290
Capital expenditures	36	40	3	--	79
Depreciation	103	66	5	--	174

Quarter Ended 3/31/02
Net Sales	$1,724	$3,507	$576	$383	$6,190
Loss from operations	(1,080)	(249)	(47)	(81)	(1,457)
Identifiable assets	18,036	8,202	893	1,171	28,302
Capital expenditures	240	51	7	--	298
Depreciation	81	68	11	6	166

Six Months Ended 3/31/03
Net Sales	$2,266	$10,993	$653	$680	$14,592
Loss from operations	(682)	(24)	(442)	(183)	(1,331)
Identifiable assets	12,198	10,441	620	1,031	24,290
Capital expenditures	60	63	4	10	137
Depreciation	210	132	8	5	355

Six Months Ended 3/31/02
Net Sales	$3,374	$7,666	$887	$763	$12,690
Loss from operations	(1,852)	(257)	(471)	(222)	(2,802)
Identifiable assets	18,036	8,202	893	1,171	28,302
Capital expenditures	276	63	7	5	351
Depreciation	154	154	18	12	338

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of foreign exchange gain (loss) in investment income and interest expense for the three and six months ended March 31, 2003 and 2002. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for the CSP and Scanalytics subsidiaries are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for the MODCOMP subsidiaries are allocated to the E-business software segment based upon employee headcount and the remaining balance is allocated to the Systems and Service and system integration segments based upon sales revenue.

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

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems integration services and high-performance cluster computer systems. In accordance with accounting principles generally accepted in the United States of America, CSPI recognizes revenue as follows:

Revenue from the sale of hardware products is recognized upon shipment and customer acceptance.

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position ("SOP") 97-2, as amended by SOP 98-9. The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectiblity is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

For multi-element software arrangements, the Company has established vendor specific evidence (VSOE) of the fair value of its maintenance and training elements. Therefore, revenue for software sales is recognized upon shipment of the license and delivery of customization and installation services.

Revenue from training is recognized when the service has been delivered and all other revenue recognition criteria have been met.

Revenue for software and hardware maintenance contracts is recognized ratably over the term of the contract.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is recognized when the services are completed.

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

Goodwill Impairment

Our long-lived assets include goodwill with a net carrying value of $582,000 as of March 31, 2003. Commencing October 1, 2002, we evaluated our goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management evaluates potential impairment on an annual basis or more frequently if events or other changes in circumstances indicate that goodwill might be impaired. . In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

No impairment losses were recorded related to goodwill during the quarter ended March 31, 2003. However, it the financial performance of the operation to which the goodwill relates does not improve, we may be required to record an impairment charge in the near future. Due to the continued lack of profitability of the operation for which the goodwill relates to, the Company will continue to monitor the need to perform an impairment analysis on a quarterly basis.

Deferred Compensation and retirement plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S, the Company also provides benefits through supplementary retirement plans to employees. In addition, in the U.S., the Company provides for officer death benefits through the postretirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. In calculation the deferred compensation and retirement plans net liabilities, the Company estimates assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. The plan assumptions include a discount rate of 7% and 5.3% in the US and internationally, respectively. Both the US and Germany plans are unfunded while the UK plan assumptions provides for an expected rate of return of 6.9%. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Results of Operations - 2003 Compared to 2002

The following table details the Company's results of operations in dollars and as a percentage of sales for the three and six months ended March 31, 2003 and 2002:

                                                 /-For the three months ended-/                            /-For the six months ended-/
	Mar. 31		Mar. 31		Mar. 31		Mar. 31
	2003	%	2002	%	2003	%	2002	%

Sales	$6,413	100%	$6,190	100%	14,592	100%	12,690	100%

Cost of sales	4,231	66%	4,665	75%	10,495	72%	9,294	73%

Engineering and
development	968	15%	927	15%	1,849	13%	1,891	15%

Selling, general and
administrative	1,875	29%	2,055	33%	3,579	25%	4,307	34%

Total costs and
expenses	7,074	110%	7,647	123%	15,923	110%	15,492	122%

Operating loss	(661)	(10%)	(1,457)	(24%)	(1,331)	(9%)	(2,802)	(22%)

Other income	753	12%	55	1%	1,235	9%	104	1%

Income (loss) before income taxes	92	1%	(1,402)	(23%)	(96)	(1%)	(2,698)	(21%)

Income tax expense (benefit)	296	5%	(495)	(8%)	503	3%	(848)	(7%)

Net loss	$(204)	(3%)	$(907)	(15%)	$(599)	(4%)	$(1,850)	(15%)

The following table details the Company's result of operations by period to period dollars and percentage changes for the three and six months ended March 31, 2003 and 2002:

                                                 /-For the three months ended-/                            /-For the six months ended-/

                                                                               March 31, 2003 vs. March 31, 2002

	$	%	$	%
	Change	Change	Change	Change

Sales	$223	3.6%	1,902	15.0%
Cost of sales	(434)	(9.3%)	1,201	12.9%

Engineering and
development	41	4.4%	(42)	(2.2%)

Selling, general and
administrative	(180)	(8.8%)	(728)	(16.9%)

Total costs and
Expenses	(573)	(7.5%)	431	2.8%

Operating profit (loss)	796	(54.6%)	1,471	(52.5%)

Other income	698	1269.1%	1,131	1087.5%

Profit (loss) before
income taxes	1,494	(106.6%)	2,602	(96.4%)

Income tax expense (benefit)	791	(159.8%)	1,351	(159.3%)

Net profit (loss)	$703	(77.5%)	1,251	(67.6%)

Revenue

The following table details the Company's sales by operating segment for the three and six months ended March 31, 2003 and March 31, 2002.

	March 31,	% of	March 31,	% of
Sales Revenue:	2003	Total	2002	Total

For the Three Months Ended:
Systems	$1,633	25%	$1,724	28%
Service and system integration	4,126	64%	3,507	57%
E-business Software	315	5%	576	9%
Other Software	339	6%	383	6%
Total	$6,413	100%	$6,190	100%

For the Six Months Ended:
Systems	$2,266	16%	$3,374	27%
Service and system integration	10,993	75%	7,666	60%
E-business Software	653	4%	887	7%
Other Software	680	5%	763	6%
Total	14,592	100%	12,690	100%

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

 The Company reported net sales of $6.4 million and $14.6 million for the three and six-month periods ended March 31, 2003 compared to $6.2 million and $12.7 million for the three and six-month periods ended March 31, 2002. This represented an increase of 4% or $223 thousand for the three-month period and 15% or $1.9 million for the six-month period. The increased revenue was due to the increased service and system integration sales due to the increased revenue from our key European telecom customers, which offset the reductions in the other three segments systems. E-business and other software due to the current economic situation in the IT markets in the US and European markets.

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

        Sales for Service and system integration were $4.1 million and $11 million or 64 and 75% of total sales for the three and six months ended March 31, 2003, compared to $3.5 million and $7.7 million or 57% and 60% for the comparable period ended March 31, 2002. This increase was due to the increased shipment of hardware and services for one telecom customer primarily who increased their replacement and system upgrade purchases in the previous quarter.

        System sales were $1.6 million and $2.2 million for the three and six months ended March 31, 2003, compared to $1.7 million and 3.4 million for the three and six month ended March 31, 2002. The quarter sales were down by $100,000 from the previous fiscal year and the six month decrease of approximately $1.2 million or 34%. This year to date decrease was due in part from delays and losses of funded defense programs, and the lack of legacy systems shipments due to the end of life of the classic systems in the last fiscal year. The Series 2000 product line accounted for 35% of system sales for the three-month period ended December 31, 2002 compared to 29% for the three months ended December 31, 2001. The SuperCard product line accounted for 28% of system sales for the three months ended December 31, 2002 compared to 33% for the three months ended December 31, 2001. The Classic systems product line represented 12% of the current quarter and year to date system sales compared to 14% for the prior comparable period.

        E-business Software sales were $315,000 and $653,000 for the three and six months ended March 31, 2003 compared to $576,000 and $887,000 for the three and six month comparable period ended March 31, 2002. The decrease was $261,000 and $234,000 for the comparable three and six month periods was due to the decline in business opportunity in both the US and Europe. The decline in the economic climate has effected situation

        Other Software sales were $339,000 and $680,000 for the three and six month periods ended March 31, 2003 compared to $383,000 and $763,000 for the three and six-month comparable periods ended March 31, 2002. This represents a decline of 11% for the three and six month period. This decline is mainly due to market conditions. The other software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three and six month periods ended March 31:

                      /-----------For the three months ended----------/   /----------For the six months ended------/

		% of		% of		% of		% of
	3/31/03	Total	3/31/02	Total	3/31/03	Total	3/31/02	Total

Europe	$3,955	62%	$3,927	63%	$10,523	72%	$7,564	60%
North America	2,219	34%	1,704	28%	3,724	26%	4,247	33%
Far East	239	4%	559	9%	345	2%	879	7%
Totals	$6,413	100%	$6,190	100%	$14,592	100%	$12,690	100%

        European sales account for 62% and 72% of total sales for the three and six month period ended March 31, 2003 compared to 63% and 60% for the three-month period ended March 31, 2002. European sales were primarily from subsidiaries in Germany and the United Kingdom. The increased sales in Europe were due to the service and system upgrade of one customer in Germany.

Cost of Sales

         The following table details the Company's sales and gross margin by operating segment for the three and six months ended March 31, 2003 and March 31, 2002 (amounts in thousands):
	Systems	Service and system integration	E- business Software	Other Software	Total
Qtr Ended 3/31/03
Sales	$1,633	$4,126	$315	$339	$6,413
Cost of sales	803	3,123	225	80	4,231

Gross margin $	830	1,003	90	259	2,182
Gross margin %	51%	24%	29%	76%	34%

Qtr Ended 3/31/02
Sales	$1,724	$3,507	$576	$383	$6,190
Cost of sales	1,362	2,978	221	104	4,665

Gross margin $	362	529	355	279	1,525
Gross margin %	21%	15%	61%	73%	25%

YTD Ended 3/31/03
Sales	$2,266	$10,993	$653	$680	$14,592
Cost of sales	1,282	8,702	352	159	10,495

Gross margin $	984	2,291	301	521	4,097
Gross margin %	43%	21%	46%	77%	28%

YTD Ended 3/31/02
Sales	$3,374	$7,666	$887	$763	$12,690
Cost of sales	2,487	6,106	478	223	9,294

Gross margin $	887	1,560	409	540	3,396
Gross margin %	26%	20%	46%	71%	27%

    Total cost of sales as a percentage of revenue decreased to 66% for the three months ended March 31, 2003 compared to 75% for the comparable periods ended March 31, 2002. The decrease in cost of sales was due to the change in mix of revenue with the improvement in the systems segment due to the inventory write down last year during the quarter. The increase of 1% in the cost of sales for the six month period from the prior year is due to mix in revenue with the largest portion of revenue from service and systems integration business which has a higher cost of sales due to the third party product component have higher costs than services.

Engineering and Development

        The following table details engineering and development expenses by operating segment for the three and six months ended March 31, 2003 and March 31, 2002 (amounts in thousands):

                                                              /--For the three months ended--/               /-For the six months ended-/

	Mar 31	% of	Mar 31	% of	Mar 31	% of	Mar 31	% of
Engineering & Development Expense:	2003	Total	2002	Total	2003	Total	2002	Total

By Operating Segment:
Systems	$450	46%	$439	47%	$860	47%	$823	44%
Service and system integration	251	26%	206	23%	477	26%	472	24%
E-business Software	121	13%	141	15%	230	12%	314	17%
Other Software	146	15%	141	15%	282	15%	282	15%
Total	$968	100%	$927	100%	$1,849	100%	$1,891	100%

Engineering and development expenses increased 4% for the three months ended March 31, 2003 compared to the comparable period of the prior fiscal year. The increase was due to development of the service business in the Europe for the expanded offering of services in the security area. The increase in the systems expense increase was due to additional cost for outside consultants to assist in the product development efforts. The decrease of 2% in the expenses for the six month period compared to the prior fiscal year was due to reductions in the e-business was due primarily to lower labor costs from attrition. The labor reduction will result in an annual savings of approximately $350,000. We believe that current level of funding is sufficient to support the development effort necessary to support the future business.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by operating segment for the three months ended March 31, 2003 and March 31, 2002.

                                                              /--For the three months ended--/               /-For the six months ended-/

	Mar 31	% of	Mar 31	% of	Mar 31	% of	Mar 31	% of
S G & A Expense:	2003	Total	2002	Total	2003	Total	2002	Total

By Operating Segment:
Systems	$417	22%	$1,004	49%	$807	23%	$1,916	44%
Service and system integration	1,003	53%	571	27%	1,837	51%	1,345	32%
E-business Software	239	13%	261	13%	514	14%	566	13%
Other Software	216	12%	219	11%	421	12%	480	11%
Total	$1,875	100%	$2,055	100%	3,579	100%	$4,307	100%

Selling, general and administrative expense decreased $180,000 or 9% for the three months ended March 31, 2003 compared to the three-month periods ended March 31, 2002. This decrease is mainly due to a reduction in labor and benefit costs due to attrition, a reduction in advertising, trade shows promotional literature and commissions expenses in the Systems and Other software segments. In the System segment there was a reduction of approximately $108,000 for retirement obligation due in part to the death of one of the participants. The lower level of expenses should continue for the near future but may change based on management's assessment of market opportunities and business needs

Foreign Exchange Gain (Loss)

        Other income/expenses, increased due primarily to the foreign exchange gains of our United Kingdom subsidiary for both three and six -month periods ended March 31, 2003. It presents 97% and 94% of the other income for three and six month period March 31, 2003.

Income Tax

         The Company had tax expense for the quarter due to the international operations in Germany and the United Kingdom, which were profitable, for the three month and six periods ended March 31, 2003. The US operations sustained losses for both the quarter and six months no benefit has been reflected for either the federal or state taxes. The Company does not currently have any large contracts in the US and management no longer believes that it is more likely than not that some portion of all of the deferred tax asset, against which a full valuation allowance was recorded in FY 2003, will be realized. The Company is currently involved in a number of procurement opportunities that could generate US revenue and could result in the reduction in the valuation allowance. However, these opportunities may not materialize.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, finance inventories and accounts receivables.

        Working capital at March 31, 2003 decreased to $16.8 million compared to $18.2 million at September 30, 2002. This decline relates mainly due to the decrease in cash and marketable securities, inventory which was offset by the increases in accounts receivable, due to the increase sales at the end of the quarter and other current assets primarily for prepaid expenses. The Company's had a decrease in accounts payable and accrued expenses for purchases and services needed for the increased sales and income taxes payable increased for the foreign tax due to the profitability of our European subsidiaries.

        The Company's consolidated net capital expenditures were $137,000 for the six month period ended March 31, 2003 compared to $298,000 in the six month periods ended March 31, 2003. The Company has unfunded pension liabilities of $3.3 million related to the plans held by the UK subsidiaries. New legislation relating to UK pensions is currently being contemplated and the of new legislation may result in changes to the statutory funding requirements. The Company may be required to infuse cash in the UK pension plan once the new legislation has been established

       Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and six months period ended March 31, 2003 and 2002. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

None

Item 5. Other Information

              Certification Under Sarbanes-Oxley Act

               Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 303 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibit and Reports on Form 8-K
    Exhibits

                 Section 906 Certification Under Sarbanes-Oxley Act

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

Date: May 30, 2003 /s/ Alexander R. Lupinetti --------------------------------- Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

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

Date: May 14, 2003 /s/ Gary W. Levine ------------------------------- Gary W. Levine Chief Financial Officer

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: May 14, 2003                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: May 14, 2003                                       By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CSP Incorporated (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003 /s/ Alexander R. Lupinetti

------------------ --------------------------------------------

Alexander R. Lupinetti, Chief Executive Officer

Date: May 14, 2003 /s/ Gary W. Levine

------------------ --------------------------------------------

Gary W. Levine, Chief Financial Officer