Form 10-Q
period 2003-06-30
CSP INC /MA/
filed 2003-08-15
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            June 30, 2003

or

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

                                                               September 30, 2002
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

                                Class                                                             Outstanding August 8, 2003
           Common Stock, $.01 par value                                                3,537,572 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
	September 30, 2002	3
	Unaudited Consolidated Statements of Operations for the three & nine months	4
	ended June 30, 2003 and 2002
	Unaudited Consolidated Statements of Cash Flows for the three & nine months	5
	ended June 30, 2003 and 2002
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14
Item 3	Qualitative and Quantitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	25
Item 5.	Other information	25
Item 6.	Exhibits & Reports on Form 8-K	25

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	June 30	September 30
	2003	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,965	$3,835
Short-term investments	9,509	11,991
Accounts receivable, net	4,099	2,500
Inventories	2,190	2,834
Deferred income taxes	--	264
Other current assets	1,482	869
Total current assets	20,245	22,293

Property, equipment and improvements, net	925	1,182
Other assets:
Long-term investments	250	125
Goodwill, net	3,236	582
Other assets	1,586	1,580
Total other assets	5,072	2,287

Total assets	$26,242	$25,762

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,168	$3,344
Deferred compensation and retirement plans	341	341
Income taxes payable	684	396
Total current liabilities	6,193	4,081
Deferred compensation and retirement plans	7,575	7,353
Other long-term liabilities	20	20
Total liabilities	13,788	11,454
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,109
and 4,095 shares	41	41
Additional paid-in capital	11,303	11,275
Retained earnings	9,099	10,038
Accumulated other comprehensive loss	(5,125)	(4,189)
	15,318	17,165
Less treasury stock, at cost, 572 and 571 shares	(2,864)	(2,857)
Total shareholders' equity	12,454	14,308
Total liabilities and shareholders' equity	$26,242	$25,762
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)

                                                                   /-For the three months ended-//-For the nine months ended-/

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Sales:
Systems	$1,869	$3,075	$4,135	$6,449
Service and system integration	4,510	3,719	15,503	11,385
E-business software	293	578	946	1,465
Other software	289	443	969	1,206
Total sales	6,961	7,815	21,553	20,505

Cost of Sales:
Systems	770	1,728	2,052	4,215
Service and systems integration	3,667	2,893	12,369	8,999
E-business software	159	373	511	851
Other software	43	122	202	345
Total cost of sales	4,639	5,116	15,134	14,410

Gross profit	2,322	2,699	6,419	6,095

Operating expenses:
Engineering and development	873	901	2,722	2,792
Selling, general & administrative	2,011	2,058	5,590	6,365
Total operating expenses	2,884	2,959	8,312	9,157

Operating loss	(562)	(260)	(1,893)	(3,062)

Other income(expense):
Foreign exchange gain (loss)	128	---	1,308	---
Other income	30	64	84	168
Total other income, net	158	64	1,392	168

Loss before income taxes	(404)	(196)	(501)	(2,894)

Income tax expense (benefit)	(64)	(112)	438	(960)

Net loss	$(340)	$(84)	$(939)	$(1,934)

Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.27)	$(0.55)
Weighted average shares outstanding - basic	3,537	3,523	3,533	3,522
and diluted

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)
                                                                                  (Unaudited)

                                                                                                        /----Nine months----/

	Ended
	June 30,	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(939)	$(1,934)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	514	617
Loss on disposal of fixed assets	--	23
Non-cash changes in accounts receivable and inventory allowance	241	--
Deferred compensation and retirement plans	278	1,192
Effects of additional minimum pension liability	--	(1,104)
Increase in deferred income taxes	--	(354)
(Increase) decrease in other assets	(16)	99
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,575)	864
Decrease in inventories	441	1,635
Increase in other current assets	(290)	(536)
Increase in accounts payable and accrued expenses	1,379	963
Increase in income taxes payable	266	32
Increase in other liabilities	--	12
Net cash provided by operating activities	299	1,509
Cash flows from investing activities:
Purchases of available-for-sale securities	(300)	(495)
Purchases of held-to-maturity securities	(10,985)	(20,070)
Sales of available-for-sale securities	312	460
Maturities of held-to-maturity securities	13,512	20,163
Acquisition of business	(2,701)	--
Purchase of property, equipment and improvements, net	(261)	(410)
Net cash used in investing activities	(421)	(352)
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	28	40
Purchase of treasury stock	(6)	--
Net cash provided by financing activities	22	40
Effects of exchange rate on cash and cash equivalents	(768)	124
Net decrease in cash and cash equivalents	(868)	1,321
Cash and cash equivalents, beginning of period	3,865`	1,510
Cash and cash equivalents, end of period	$2,965	$2,831
Supplementary cash flow information:
Cash paid for income taxes, net	$317	$339
Cash paid for interest	$80	$14

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

The Company accounts for stock based compensation using the intrinsic value method prescribed in ABP Opinion No. 25 whereby the stock options are granted at market price and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company's stock option plans have been determined based upon fair value at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net earnings, basic and diluted earnings per common share would have been as follows:

                                                     /---Three months ended---/                  /---Nine months ended---/

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss	$(340)	$(84)	$(939)	$(1,934)

Deduct: Stock based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	21	14	62	41

Pro forma net loss	$(361)	$(98)	$(1,001)	$(1,975)

Loss per share:
Basic and diluted, as reported	$(0.10)	$(0.02)	$(0.27)	$(0.55)
Basic and diluted, pro forma	$(0.10)	$(0.03)	$(0.28)	$(0.56)

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  The adoption of SFAS No. 149 will not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The application of the requirements of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

  Business acquired

On May 30, 2003 the Company acquired certain assets of Technisource Hardware, Inc. , a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The total purchase price was $2,701,000 which was paid in cash . The transaction resulted in $2,650,000 in goodwill.

The acquisition was accounted for as a purchase, CSP Inc. consolidated results of operations include the operating result of the acquired company from the acquisition date. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired.

See footnote 9 for the unaudited pro forma financial information.

3. Inventories

Inventories consist of the following (amounts in thousands):

	Jun. 30,	Sept. 30,
	2003	2002

Raw materials	$ 792	$1,255
Work in process	148	130
Finished goods	1,250	1,449
Total	$2,190	$2,834

4. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. At June 30, 2003, the Company has repurchased 572,475 or 77% of the total shares authorized to be purchased.

5. Earnings Per Share Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:

                                                                                  /-For the three months ended-/  /-For the nine months ended-/
	June 30,	June 30,	June 30,	June 30,
(Amounts in thousands, except per share)	2003	2002	2003	2002

Net loss	$(340)	$(84)	$(939)	$(1,934)

Weighted average number of shares
Outstanding - basic	3,537	3,523	3,533	3,522
Incremental shares from the assumed exercise
of stock options	--	--	--	--
Weighted average number of shares
outstanding - dilutive	3,537	3,523	3,533	3,522

Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.27)	$(0.55)

Options to purchase 517,034 and 420,395 shares of common stock at June 30, 2003 and June 30, 2002, respectively, were outstanding but were not included in the year-to-date calculation of diluted net loss per share because the effect would have been antidilutive.

6. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

                                                                                                (Amounts in thousands)

	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	$(1,161)	$(3,310)	$(4,470)
Change in period	$60	(717)	--	(657)
Balance March 31, 2003	$61	$(1,878)	$(3,310)	$(5,127)
Change in period	--	2	--	2
Balance June 30, 2003	$(61)	$(1,825)	$(3,310)	($5,125)

Balance September 30, 2001	$59	$(1,046)	$--	$(987)
Change in period	2	(90)	(368)	(456)
Balance December 31, 2001	$61	$(1,136)	(368)	$(1,443)
Change in period	(7)	(112)	(368)	(487)
Balance March 31, 2002	$54	$(1,248)	$(736)	$(1,930)
Change in period	(7)	482	(368)	(121)
Balance June 30, 2002	$47	$(766)	$(1,104)	$(2,051)

The Company's comprehensive loss amounted to $ 2 and $121 for the three months ended and $936 and $1,501 for the nine months ended June 30, 2003 and June 30, 2002, respectively.

7. Goodwill

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS No. 142 on October 1, 2002, and is no longer amortizing the $582,000 of goodwill. This has resulted in no amortization of goodwill being recorded for the three and nine month periods ended June 30, 2003 as compared to $19,000 and $38,000, net of tax, for the three and nine month periods ended June 30, 2002.

In accordance with SFAS No. 142, prior period earnings were not restated. A reconciliation of the previously reported net income during the quarter ended June 30, 2002 to the amounts adjusted for the reduction of goodwill amortization expense, net of related income tax effect, is as follows (in thousands, except per share amounts):

                                                            /--Three months ended--/ /--Nine months ended--/
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss as reported	$(340)	$(84)	$(939)	$(1,934)
Goodwill amortization, net of tax	--	(19)	--	(57)
Adjusted net loss	$(340	$(65)	$(939)	$(1,877)

Per share-basic and diluted:
Reported net loss	$(0.10)	$(0.02)	$(0.27)	$(.055)
Goodwill amortization, net of tax	--	--	--	0.02
Adjusted net loss	$(0.10)	$(0.02)	$(0.27)	$(0.53)

The Company recorded goodwill of $2,650,000 during the quarter ended June 30, 2003 related to the acquisition of Technisource Hardware and the total Goodwill is $3,256,000 at June 30, 2003.

8. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):

		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 6/30/03
Net Sales	$1,869	$4,510	$293	$289	$6,961
Inc.(loss) from operations	298	(375)	(383)	(102)	(562)
Identifiable assets	9,622	14,800	903	917	26,242
Capital expenditures	47	117	7	1	172
Depreciation	82	64	4	9	159

Quarter Ended 6/30/02
Net Sales	$3,075	$3,719	$578	$443	$7,815
Loss from operations	(26)	(11)	(182)	(41)	(260)
Identifiable assets	19,316	8,863	1,141	1,159	30,479
Capital expenditures	18	36	6	1	61
Depreciation	97	49	8	5	159

Nine Months Ended 6/30/03
Net Sales	$4,135	$15,503	$946	$969	$21,553
Loss from operations	(384)	(399)	(825)	(285)	(1,893)
Identifiable assets	9,622	14,800	903	917	26,242
Capital expenditures	107	179	11	12	309
Depreciation	292	196	12	14	514

Nine Months Ended 6/30/02
Net Sales	$6,449	$11,385	$1,465	$1,206	$20,505
Loss from operations	(1,878)	(268)	(653)	(263)	(3,062)
Identifiable assets	19,316	8,863	1,141	1,159	30,479
Capital expenditures	294	99	13	6	412
Depreciation	251	203	26	17	497

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

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non operating charges/income consists principally of foreign exchange gain (loss) in investment income and interest expense for the three and nine months ended June 30, 2003 and 2002. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for the CSP and Scanalytics subsidiaries are allocated to Systems and Other software segments, respectively. Sales and administrative expenses incurred at the operating level for the MODCOMP subsidiaries are allocated to the E-business software segment based upon employee headcount and the remaining balance is allocated to the Systems and Service and system integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

9. Unaudited Pro Forma Financial Information

On May 30, 2003, CSP, Inc., together with its wholly owned subsidiary, MODCOMP, Inc. purchased certain assets of Technisource Hardware. The purchase price of $2,701,000 million was paid in cash to Intellimark, Inc. Subsequent to the acquisition, the Company was re-named and now operates as "MODCOMP Systems & Solutions", a division of MODCOMP, Inc.

Prior to its acquisition, Technisource Hardware (the "Company") was a division of Technisource Hardware, Inc. ("THI"). THI is a division of Technisource, Inc. ("TI"). The Company is a Ft. Lauderdale, Florida-based reseller of software and hardware products for IT infrastructure requirements that also provides professional services related to systems integration. The accompanying unaudited financial statements are derived from the historical books and records of THI and present the revenue and expense applicable to the Company's operations of THI. On July 23, 2002, TI was acquired by Intellimark, Inc., a privately held company for $40 million in cash.

The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction taken place at the beginning of periods presented or of the future results of the combined companies.

(Amounts in thousands)                           Historical

		Technisource	Pro forma
	CSP Inc	Hardware	Total
Quarter Ended 6/30/03
Net Sales	$6,961	$1,887	$8,848
Cost of sales	4,639	1,409	6,048
Gross profit	2,322	478	2,800
Operating expenses	2,884	432	3,316
Operating income (loss)	(562)	46	(516)
Other income (expense)	158	--	158
Income taxes	(64)	20	(44)
Net income(loss)	$(340)	$26	$(314)
Earnings(loss) per share	$(0.10)	$0.01	$(0.09)

Quarter Ended 6/30/02
Net Sales	$7,815	$2,078	$9,893
Cost of sales	5,116	1,461	6,577
Gross profit	2,699	617	3,316
Operating expenses	2,959	448	3,407
Operating income (loss)	(260)	169	(91)
Other income (expense)	64	1	65
Income taxes	(112)	83	(29)
Net income (loss)	$(84)	$87	$3
Earning (loss) per share	$(0.02)	$0.02	$0

Nine Months Ended 6/30/03
Net Sales	$21,553	$5588	$27,141
Cost of sales	15,134	4,072	19,206
Gross profit	6,419	1,516	7,935
Operating expenses	8,312	1,146	9,458
Operating income (loss)	(1,893)	370	(1,523)
Other income (expense)	1,392	--	1,392
Income taxes	438	159	597
Net income( loss)	$(939)	$211	$(728)
Earnings (loss)per share	$(0.27)	$0.06	$(0.21)

Nine Months Ended 6/30/02
Net Sales	$20,505	$7,711	$28,216
Cost of sales	14,410	6,100	20,510
Gross profit	6,095	1,611	7,706
Operating expenses	9,157	1,403	10,560
Operating income(loss)	(3,062)	208	(2,854)
Other income (expense)	168	3	171
Income taxes	(960)	145	(815)
Net income( loss)	$(1,934)	$66	$(1,868)
Earnings (loss)per share	$(0.55)	$0.02	$(0.53)

Pro Forma Adjustments

A pro forma adjustment has been included in Technisource Hardware of $79,000 which represents management expenses for the services during the period of December 29, 2002 to May 29, 2003. The management fee was based on management's estimate of what the comparable fee was in the prior period.

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

Goodwill Impairment

Our long-lived assets include goodwill with a net carrying value of $3,236,000 as of June 30, 2003. Commencing October 1, 2002, we evaluated our goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management evaluates potential impairment on an annual basis or more frequently if events or other changes in circumstances indicate that goodwill might be impaired. . In evaluating the impairment of goodwill, we consider and rely on our discounted cash flow projections. Our key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

No impairment losses were recorded related to goodwill during the quarter ended June 30, 2003. However, if the financial performance of the operation to which a portion of the goodwill relates does not improve, we may be required to record an impairment charge in the near future. Due to the continued lack of profitability of the operation for which the goodwill relates to, the Company will continue to monitor the need to perform an impairment analysis on a quarterly basis.

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

Results of Operations - 2003 Compared to 2002

The following table details the Company's results of operations in dollars and as a percentage of sales for the three and nine months ended June 30, 2003 and 2002:

                                                 /-For the three months ended-/                           /-For the nine months ended-/
	June 30		June 30		June 30		June 31
	2003	%	2002	%	2003	%	2002	%

Sales	$6,961	100%	$7,815	100%	$21,553	100%	$20,505	100%

Cost of sales	4,639	67%	5,116	65%	15,134	70%	14,410	70%

Engineering and
development	873	13%	901	12%	2,722	13%	2,792	14%

Selling, general and
administrative	2,011	28%	2,058	26%	5,590	26%	6,365	31%

Total costs and
expenses	7,523	108%	8,075	103%	23,446	109%	23,567	115%

Operating loss	(562)	(8%)	(260)	(3%)	(1,893)	(9%)	(3,062)	(15%)

Other income	158	2%	64	1%	1,392	7%	168	1%

Income (loss) before income taxes	(404)	(6%)	(196)	(3%)	(501)	(2%)	(2,894)	(14%)

Income tax expense (benefit)	(64)	(1%)	(112)	(1%)	438	2%	(960)	(5%)

Net loss	$(340)	(5%)	$(84)	(1%)	$(939)	(4%)	$(1,934)	(10%)

The following table details the Company's result of operations by period to period dollars and percentage changes for the three and nine months ended June 30, 2003 and 2002:

                                                 /-For the three months ended-/                          /-For the nine months ended-/

                                                                               June 30, 2003 vs. June 30, 2002

	$	%	$	%
	Change	Change	Change	Change

Sales	$(854)	(10.9%)	1,048	5.1%
Cost of sales	(477)	(9.3%)	724	5.0%

Engineering and
development	(28)	(3.1%)	(70)	(2.5%)

Selling, general and
administrative	(47)	(2.3%)	(775)	(12.2%)

Total costs and
Expenses	(552)	(6.8%)	(121)	(1%)

Operating profit (loss)	(302)	116.2%	1,169	(38.2%)

Other income	94	146.9%	1,224	728.6%

Profit (loss) before
income taxes	(208)	(106.1%)	2,393	(82.7%)

Income tax expense (benefit)	48	(42.9%)	1,398	(145.6%)

Net profit (loss)	$(256)	(304.8%)	995	(51.4%)

On May 30, 2003, the Company acquired certain assets of Technisource Hardware, Inc. a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The purchase price was $2,701,000 which was paid in cash. The transaction resulted in goodwill of $2,650, 000. The consolidated results of operation include the operation results from the acquisition date on May 30, 2003 (one month).

Revenue

The following table details the Company's sales by operating segment for the three and nine months ended June 30, 2003 and June 30, 2002.

	June 30,	% of	June 30,	% of
Sales Revenue:	2003	Total	2002	Total

For the Three Months Ended:
Systems	$1,869	27%	$3,075	39%
Service and system integration	4,510	65%	3,719	48%
E-business Software	293	4%	578	7%
Other Software	289	4%	443	6%
Total	$6,961	100%	$7,815	100%

For the Nine Months Ended:
Systems	$4,135	19%	$6,449	31%
Service and system integration	15,503	72%	11,385	56%
E-business Software	946	4%	1,465	7%
Other Software	969	5%	1,206	6%
Total	21,553	100%	$20,505	100%

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

 The Company reported net sales of $6.9 million and $21.6 million for the three and nine month periods ended June 30, 2003 compared to $7.8 million and $20.5 million for the three and nine month periods ended June 30, 2002. This represented a decrease of 11% or $854 thousand for the three month period and an increase of 5% or $ 1.048 million for the nine month period. The decreased revenue for the quarter was due to reduction in systems sales due primarily to discontinued sales of MODCOMP classic systems which were discontinued last fiscal year and the reduction in third party system integration sales for our Germany subsidiary which was offset by the $ 1 million of sales for Technisource Hardware. The increase in nine month sales was due to the increased revenue from our key European telecom customers, which offset the reductions in the other three segments systems. E-business and other software due to the current economic situation in the IT markets in the US and European markets.

The increase in revenue was mainly due to an increase in Service and system integration resulting from significant hardware and service sales made to our key European telecom customer for upgrade of their data storage system which was sold in the first quarter of the fiscal year. We anticipate that we will continue to provide new systems and upgrades for the future needs of our customer. We continue to experience a decline in system sales mainly due to the lack of customer system deployments as a result of extended cycles in US defense procurements, and the continued weak global economy. Our legacy systems sales have been limited due to the EOL (end of life) strategy implemented in fiscal year 2002.

.

        System sales were $1.9 million and $4.1 million for the three and nine months ended June 30, 2003, compared to $3.1 million and $6.4 million for the three and nine month ended June 30, 2002. The quarter sales were down by $1.2 million or 39% from the previous fiscal year and the nine month decrease of approximately $2.3million or 36%. This year to date decrease primarily to the lack of legacy systems shipments due to the end of life of the classic systems last fiscal year and was due in part from delays and was due in part from delays and losses of funded defense programs. The Series 2000 product line accounted for 96% of system sales for the three-month period ended June 30, 2003 compared to 46% for the three months ended June 30, 2002. The SuperCard product line accounted for 1% of system sales for the three months ended June 30, 2003 compared to 5% for the three months ended June 30, 2002. The Classic systems product line represented 47% of the quarter and 42% year to date system sales for last fiscal year.

        E-business Software sales were $293,000 and $443,000 for the three and nine months ended June 30, 2003 compared to $578,000 and $1.465.000 for the three and nine month comparable period ended June 30, 2002. The decrease was $285,000 and $519,000 for the comparable three and nine month periods was due to the decline in business opportunity in both the US and Europe. The continuing state of the economic climate in both Europe and US has slowed our ability to generate revenue in this segment.

        Other Software sales were $_289,000 and $969,000 for the three and nine month periods ended June 30, 2003 compared to $443,000 and $1,206,000 for the three and nine-month comparable periods ended June 30, 2002. This represents a decline of 34% and 20% for the three and nine month period. This decline is mainly due to market conditions with lack of demand for our product offering. The other software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three and nine month periods ended June 30:

                      /-----------For the three months ended----------/   /---------For the nine months ended-----/

		% of		% of		% of		% of
	6/30/03	Total	6/30/02	Total	6/30/03	Total	6/30/02	Total

Europe	$3,055	44%	$4,855	62%	$13,578	63%	$12,418	60%
North America	3,435	49%	2,635	34%	7,159	33%	6,883	34%
Far East	471	7%	325	4%	816	4%	1,204	6%
Totals	$6,961	100%	$7,815	100%	$21,553	100%	$20,505	100%

        European sales account for 44% and 63% of total sales for the three and nine month period ended June 30, 2003 compared to 62% and 60% for the three-month period ended June 30, 2002. The increase North American sales was due to the Technisource Hardware which represent approximately 30$% of the North American revenue. Sales in European sales were primarily from subsidiaries in Germany and the United Kingdom. The increased sales in Europe for the nine month period was due to the service and system upgrade of one customer in Germany.

Cost of Sales

         The following table details the Company's sales and gross margin by operating segment for the three and nine months ended June 30, 2003 and June 30, 2002 (amounts in thousands):

	Systems	Service and system integration	E- business Software	Other Software	Total
Qtr Ended 6/30/03
Sales	$1,869	$4,510	$293	$289	$6,961
Cost of sales	770	3,667	159	43	4,639

Gross margin $	1,099	843	134	246	2,322
Gross margin %	59%	19%	46%	85%	33%

Qtr Ended 6/30/02
Sales	$3,075	$3,719	$578	$443	$7,815
Cost of sales	1,728	2,893	373	122	5,116

Gross margin $	1,347	826	205	321	2,699
Gross margin %	44%	22%	35%	72%	35%

YTD Ended 6/30/03
Sales	$4,135	$15,503	$946	$969	$21,553
Cost of sales	2,052	12,369	511	202	15,134

Gross margin $	2,083	3,134	435	767	6,419
Gross margin %	50%	20%	46%	79%	30%

YTD Ended 6/30/02
Sales	$6,449	$11,385	$1,465	$1,206	$20,505
Cost of sales	4,215	8,999	851	345	14,410

Gross margin $	2,234	2,386	614	861	6,095
Gross margin %	35%	21%	42%	71%	30%

    Total cost of sales as a percentage of revenue increased to 67% for the three months ended June 30, 2003 compared to 66% for the comparable periods ended June 30, 2002. The increase in cost of sales was due to the change in mix of revenue with the increased sales from in the service and systems integration segment that had a higher cost of sales than the same period of the prior fiscal year. The cost of sales for the nine month period was the same as the prior year but had changes in the mix in revenue with the largest portion of revenue from service and systems integration business which has a higher cost of sales due to the third party product component have higher costs than systems based revenue.

Engineering and Development

        The following table details engineering and development expenses by operating segment for the three and nine months ended June 30, 2003 and June 30, 2002 (amounts in thousands):

                                                              /--For the three months ended--/            /-For the nine months ended-/

	Jun 30	% of	Jun 30	% of	Jun 30	% of	Jun 30	% of
Engineering & Development Expense:	2003	Total	2002	Total	2003	Total	2002	Total

By Operating Segment:
Systems	$363	42%	$421	47%	$1,223	45%	$1,244	45%
Service and system integration	208	24%	167	19%	685	25%	639	23%
E-business Software	181	21%	174	19%	411	15%	488	17%
Other Software	121	13%	139	15%	403	15%	421	15%
Total	$873	100%	$901	100%	$2,722	100%	$2,792	100%

Engineering and development expenses decreased by approximately 3% for the three months and nine months ended June 30, 2003 compared to the comparable period of the prior fiscal year. The decrease was due to reduction in systems due to decrease in labor cost due to attrition which was offset by the increase in outside services in the systems development All segments have reductions in personnel during the year. We believe that current level of funding is sufficient to support the development effort necessary to support the future business.

Selling, General and Administrative

       The following table sets forth selling, general and administrative expense by operating segment for the three months ended June 30, 2003 and June 30, 2002.

                                                              /--For the three months ended--/            /-For the nine months ended-/

	Jun 30	% of	Jun 30	% of	Jun 30	% of	Jun 30	% of
S G & A Expense:	2003	Total	2002	Total	2003	Total	2002	Total

By Operating Segment:
Systems	$437	22%	$952	46%	$1,244	22%	$2,868	45%
Service and system integration	1,011	50%	669	33%	2,848	51%	2,014	32%
E-business Software	335	17%	213	10%	849	15%	779	12%
Other Software	228	11%	224	11%	649	12%	704	11%
Total	$2,011	100%	$2,058	100%	5,590	100%	$6,365	100%

Selling, general and administrative expense decreased $47,000 or 2% for the three months ended June 30, 2003 compared to the three-month periods ended June 30, 2002. This decrease is mainly due to a reduction in labor and benefit costs due to attrition, a reduction in advertising, trade shows promotional literature and commissions expenses in the Systems in part due to discontinued classic systems sales. Technisource Hardware expenses represented approximately 7% of total for the quarter. The lower level of expenses should continue for the near future but may change based on management's assessment of market opportunities and business needs.

The expenses for the nine month period decreased by $775,000 or 12% due primarily to reductions in sales and administrative staff of the various segments, closure of an office in Germany last year, reductions in advertising, trade shows, promotion literature and commission expenses for all segments , and reduction in expense for retirement plans.

Foreign Exchange Gain (Loss)

        Other income/expenses, increased due primarily to the foreign exchange gains of our United Kingdom subsidiary for both three and nine month periods ended June 30, 2003. It presents 81% and 94% of the other income for three and nine month period June 30, 2003.

Income Tax

         The Company had tax benefit for the quarter ended June 30, 2003 due primarily to the loss for the quarter in Germany which offset the small profit in the United Kingdom. The Company has tax expense for the nine month period due to profits in the Germany and United Kingdom operations for periods ended June 30, 2003. The US operations sustained losses for both the quarter and nine months no benefit has been reflected for either the federal or state taxes. The Company does not currently have any large contracts in the US and management no longer believes that it is more likely than not that some portion of all of the deferred tax asset, against which a full valuation allowance was recorded in FY 2003, will be realized. The Company is currently involved in a number of procurement opportunities that could generate US revenue and could result in the reduction in the valuation allowance. However, these opportunities may not materialize.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, finance inventories and accounts receivables.

        Working capital at June 30, 2003 decreased to $14.1 million compared to $18.2million at September 30, 2002. This decline was primarily due to the $2.7 million cash paid to acquire Technisource Hardware. The remaining change in the working capital is due to the relates mainly due to the decrease in inventory which was offset by the increases in accounts receivable, due to the increase sales at the end of the quarter and addition of the Technisource Hardware. The Company's had an increase in accounts payable and accrued expenses for purchases and services needed for the increased sales of third party products by Technisource Hardware and income taxes payable increased for the foreign tax due to the profitability of our European subsidiaries.

        The Company's consolidated net capital expenditures excluding the assets of Technisource Hardware were $261,000 for the nine month period ended June 30, 2003 compared to $410,000 in the nine month periods ended June 30, 2003. this doesn't The Company has unfunded pension liabilities of 3.3 million related to the plans held by the UK subsidiaries. New legislation relating to UK pensions is currently being contemplated and the of new legislation may result in changes to the statutory funding requirements. The Company may be required to infuse cash in the UK pension plan once the new legislation has been established

       Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

        Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and nine months period ended June 30, 2003 and 2002. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibit and Reports on Form 8-K

    Exhibits
31.1	Certification of Alexander R. Lupinetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gary W. Levine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32 Section 906 Certification Under Sarbanes-Oxley Act
32	Certification of Alexander R. Lupinetti & Gary W. Levine pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Reports on Form 8-K
1.1

We filed a Form 8-K on April 7, 2003, reporting under "Item 4.  Change in Registrant's Certifying Accountant" Audit Committee engaged Grant Thornton, LLP to serve as the Company's independent public accountant for fiscal year ended September 30, 2003.

.

1.2

We filed a Form 8-K on June 16, 2003, reporting under "Item .2 Acquisition or Disposal of Assets " and "Item 7(a).  Financial Statements of Business acquired " for the asset acquisition of Technisource Hardware on May 30,2003

1.3

We filed a Form 8-K on July 31 2003, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9.  Regulation FD Disclosure" issuing a press release announcing our third quarter and nine months ended June 30 for fiscal 2003 results.

1.4	We filed a Form 8K on August 14, 2003, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits." For the asset acquisition of Technicource Hardware on May 30, 2003.

                                                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: August 14, 2003                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: August 14, 2003                                       By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Alexander R. Lupinetti, certify that:

  I have reviewed this quarterly] report on Form 10-Q of CSP Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; an any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date:August 14, 2003 /s/Alexander R. Lupinetti

Alexander R Lupinetti

Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Gary W. Levine, certify that:

  I have reviewed this quarterly] report on Form 10-Q of CSP Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; an

b.)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003 /s/Gary W. Levine

               Gary W. Levine

Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CSP Incorporated (the "Company") on Form 10-Q for the quarterly period ended June30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 /s/ Alexander R. Lupinetti

------------------ --------------------------------------------

Alexander R. Lupinetti, Chief Executive Officer

Date: August 14, 2003 /s/ Gary W. Levine

------------------ --------------------------------------------

Gary W. Levine, Chief Financial Officer