Form 10-K
period 2003-09-30
CSP INC /MA/
filed 2003-12-23
CIK 356037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2003

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of December 8, 2003, there were 3,155,566 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $6.00 per share as reported for December 8, 2003 on the NASDAQ National Market System) held by non-affiliates was approximately $18,933,396.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held January 27, 2004 are incorporated by reference in Part III hereof. That way, you avoid having to make sure that the date you use for the Proxy Statement (which might change) does not have to be changed here.

PART I

Item 1.    Business

(a)  General Development of Business

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market software for E-business and messaging solutions and image processing software, network management, security and storage systems integration services and high-performance cluster computer systems.

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

MODCOMP, Inc. is a multinational business operation that develops and markets E-business and messaging solutions and provides network management, storage systems and security integration services including consulting, system integration and outsourcing. MODCOMP expanded its United States of America reseller operations for hardware and software with the acquisition of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003. Technisource will operate as the System and Solutions Division of the Company. MODCOMP announced OpenXport and enterprise level message broker based on Dresdner Kleinwort Wasserstein’s open source messaging adapter technology and MODCOMP’s software development expertise to offer customized communication solutions. This expands our messaging products which includes Xport, a messaging server that handles high throughput messages between host systems and client devices like fax, email and telex. In addition, MODCOMP develops and markets ViewMax, which is a development software that allows companies to rapidly re-engineer and integrate their legacy application with Internet technologies and AIM66, which is a multichannel transaction server software that supports WAP, GPRS, I-mode and UMTS which are critical for the 3G wireless deployment in Europe. The company sells all of its products through its own direct sales force in the United States of America (the “U.S.”), Germany and United Kingdom. It also sells their products and services through distributors in the rest of the world.

The Company has another business operation, Scanalytics, Inc., which develops and markets imaging systems for molecular and cell biology. Its revenues are reported in the other software segment. Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including Digital Microscopy, Genomics, and High-Throughput Screening. Scanalytics sells both directly and through a network of distributors and resellers.

The CSPI MultiComputer Division of CSP Inc. is another business operation that reports its activity in the systems segment. The MultiComputer Division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via distributors in the rest of the world.

(b)  Financial Information about Industry Segments

The Company operates in four segments, Systems, Systems integration and services, E-business Software, and Other Software. The following table presents sales by each segment:

	2003	%	2002	%	2001	%
	(Dollars in thousands)
Systems	$5,488	17%	$7,531	27%	$8,430	20%
Service and system integration	24,499	75	17,226	61	29,693	71
E-business software	1,186	4	1,811	6	1,906	5
Other Software	1,342	4	1,543	6	1,887	4

Total Sales	$32,515	100%	$28,111	100%	$41,916	100%

(c)  Narrative Description of Business

The Company and its subsidiaries develop and market Internet software for E-business solutions, image-processing software, network management integration services and high-performance cluster computer systems.

Products and Services

CSPI Systems

The CSPI MultiComputer Division designs, manufactures, sells and services cluster computer systems and real-time embedded computer systems. These systems are characterized by high-performance, high-density, low power consumption, standards-based hardware and software components ideally suited for use in the aerospace and defense market and the high-end scientific/technical computing market. The incorporation of open and standard technologies ensures that customers receive systems based on the latest technology while reducing the risks associated with proprietary solutions.

Applications expertise, product innovation, strong technical support, and dedicated customer service make CSPI one of the industry’s providers of high-performance cluster computer systems.

Hardware Products

The CSPI MultiComputer Division produces very dense, high-performance cluster computer systems incorporating tens to hundreds of processors, all interconnected by a very high-bandwidth network. These systems are specifically designed for analysis of complex signals and images in real time or in modeling and simulations. Typical computationally intense applications requiring these products include RADAR, SONAR, and command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) within the defense market segment.

CSPI MultiComputer products offer customers an open hardware platform based upon the most advanced processors, large memory subsystems and high-bandwidth networking components. These systems are scalable and easy to upgrade, allowing for continuous insertion of the latest technologies. The superior architectural design of the MultiComputer products is based on Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. These products meet the demands of mission-critical applications by incorporating high-availability features including instant booting from a cold start, error-correcting memory, hot-swappable hardware, extended environmental specifications and built-in self-test. Products ship in a variety of configurations ranging from small desktop systems to multiple-chassis systems with over 400 processors.

The newest members of the MultiComputer product line, the four processor 2942 MultiComputer and the StarGate Model 2923 I/O Bridge, employ the MPC7457 processors which doubles performance levels over previous generation products while delivering more efficient power consumption. The StarGate I/O Bridge complements the increased processor performance with two fast PCI buses per processor enabling concurrent I/O streaming and data processing.

Software Products

Supporting both open source Linux and the industry standard VxWorks™ real-time operating system (RTOS), MultiComputer products afford the user a choice in selecting the software environment best suited to their application requirements.

VxWorks provides the best foundation for rapid development and execution of complex applications in real time. This efficient RTOS incorporates such features as a scalable run-time kernel to conserve code space and support for many different Application Programming Interfaces (API’s). Integrated communication routines support data transmission over the Myrinet fabric. TCP/IP is supported throughout the Myrinet network permitting standard services across heterogeneous processors.

Other applications are better served by Linux, which provides an open source UNIX like operating system environment with a POSIX implementation including true multitasking, virtual memory, shared libraries, demand loading, work load balancing, and support for TCP/IP networking. The Linux operating system is easily integrated with clustering software such as MPI and includes a full suite of GNU compiler tools to facilitate development.

All MultiComputer systems use the best of open systems technologies incorporating, Message Passing Interface (MPI) software for interprocessor communications, and the highly optimized industry standard math libraries: Industry Standard Signal Processing Library (ISSPL-ALT) and Vector Signal and Image Processing Library (VSIPL). These libraries facilitate the development of truly portable code for seamless reuse across applications, while taking advantage of optimized performance on the PowerPC with AltiVec.

Legacy Products

Acknowledging the long development and deployment cycles associated with critical applications within the defense industry, the CSPI MultiComputer Division provides support for older products on an “as available” basis.

Specifically, the MultiComputer SuperCard products, initially released more than a decade ago, are still in use on U.S. Navy programs currently in deployment. SuperCards are deployed in sonar computers handling the coordination of information from hydraphone sensor arrays in both ship-based and shore-based installations. The deployment phases of most other programs incorporating SuperCards are now completed. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. No new SuperCard based programs are anticipated.

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

MODCOMP also continues to offer refurbished CLASSIC (legacy computer systems) and MODACS proprietary systems as well as parts and services from its Fort Lauderdale headquarters. The CLASSIC systems are mini and supermini computers designed specifically to support real-time applications. The MODACS and MODACSX products are data acquisition and control systems. Prices range from $15,000 to $150,000.

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

The legacy computer systems are generally utilized in industrial plants, research laboratories, and data processing applications and operate in real-time.

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

MODCOMP Systems and Solutions

In May of fiscal year 2003, the Company acquired certain assets of Technisource Hardware, Inc. (“Technisource”). This acquisition, formally organized as MODCOMP Systems and Solutions, further expands MODCOMP’s third-party offerings and professional services in the IT market with a strategic focus on storage, security, networking and communications. Key partners include Computer Associates, IBM, Dell, Citrix, ADIC, EMC, Microsoft, Captaris, and NetScreen.

The Company offers competitively priced best-of-breed products from a wide variety of vendors to meet customer’s diverse systems and technology needs, providing sales and engineering expertise in storage, security and networking to the Small-to-medium sized businesses (SMBs). These SMBs have unique technology needs, and typically lack technical purchasing expertise or have very limited engineering resources on staff. MODCOMP Systems and Solutions offers SMBs a single point of contact for complicated multi-vendor technology purchases. The company also provides installation, integration, logistical assistance and other value-added services that customers may require. Current customers are in education, health services, distribution, financial, manufacturing and entertainment. The company targets the SMB market across all industries. Systems and Solutions average sale is $50,000.

E-Business Software

In fiscal year 1997, the Company launched ViewMax® in the U.S. ViewMax® is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology. Using ViewMax® technology, the Company creates solutions that extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. Using ViewMax®, the Company creates solutions that can also integrate Electronic Commerce transactions with existing legacy Systems. Although the product has broad potential, the initial users of this technology have used it primarily for facilitating Electronic Commerce and creating Extranets. Current ViewMax® customers are in the travel, insurance, financial, health services education, government, manufacturing and distribution markets. Prices for ViewMax® range from $40,000 to $250,000.

The Company markets solutions using ViewMax directly to end-users. The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax® is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the U.S., United Kingdom and Germany, a wide range of companies from a broad spectrum of industry have adopted it, including travel, insurance, automotive, consumer electronics and financial services.

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

ViewMax®

MODCOMP continues to sell ViewMax® in the United States as an offering from MODCOMP Systems and Solutions. ViewMax® is a development environment that allows MODCOMP to rapidly re-engineer and integrate legacy systems such as mainframe, midrange, and other diverse host systems with Internet technology. Using ViewMax® technology, the Company creates solutions that extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet.

The direct market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segments. ViewMax® is positioned primarily as an integration solution, with a strong focus on Electronic Commerce, Intranet and Extranet implementations. In the U.S., United Kingdom and Germany, a wide range of companies from a broad spectrum of industries have adopted it, including travel, insurance, automotive, consumer electronics and financial services.

Current ViewMax® customers are in the travel, insurance, financial, health services education, government, manufacturing and distribution markets. Prices for ViewMax® range from $40,000 to $250,000.

Wireless Portal Server Software

In fiscal year 2002, MODCOMP Germany extended the WAP66 universal wireless transaction server software to be a multi-channel transaction server software, now supporting all existing technologies from WAP, GPRS, I-mode and UMTS. Now offering true Advanced Internet Mobility support software, WAP66 has been renamed AIM66. This offering will enable MODCOMP to participate in the upcoming mobile services delivery market, which is a critical success factor for the telecommunication industry to succeed with 3G technology in Europe.

Messaging Software

In June 2002, MODCOMP Ltd. acquired the communications business of Sipher Software Ltd.—Sipher is a United Kingdom company specializing in Message Oriented Middleware solutions for companies like Barclays Bank, JP Morgan, Hong Kong Telecom and the BBC.

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

Other Software

In this segment, Scanalytics gives “sight” to computers by creating software that captures images from digital cameras and scanners and extracts information from those images. The Company integrates those software products with off-the-shelf hardware components to create high-performance vision systems that support scientific researchers in the biological and the physical sciences. During 2003, the other software segment focused its efforts in three applications areas of biotechnology and life science research: Digital Microscopy, Genomics, and High Throughput Screening. Products are sold through two channels: directly to researchers via our own sales force and through a network of international and domestic dealers, OEMs, and VARs.

Digital Microscopy

IPLab is a general-purpose image analysis software package. It was originally available only on Macintosh computers, where IPLab has been called “the de facto standard in Macintosh image analysis”. Since then, IPLab has also been programmed to work within the Windows operating systems. Add-on modules for IPLab, called Extensions, provide application-specific functionality, making IPLab extremely adaptable for a wide variety of customers and industries. Extensions can easily be written by IPLab customers and third-party developers, as well as by our staff. The Company makes and markets individual Extensions for multi-fluorescence microscopy, calcium-ratio imaging, 3-D image visualization, time lapse studies, and microscope automation. The list price of Basic IPLab is $3,495 and extensions range in price from $600 to $3,000.

Genomics

Scanalytics makes several software products oriented towards the genomics imaging market. The new 1Dscan EX, introduced in 2003, is used in biomedical research labs for documentation and analysis of electrophoretic gels. GeneProfiler is a sophisticated tool for DNA fingerprinting. GelLab II+ is used for 2D-gel analysis. Scanalytics recently forged a distribution agreement for 1Dscan EX with Ultra-Lum, Inc., of Claremont, California. 1Dscan EX will be integral in providing image capture and analysis capabilities in Ultra-Lum’s new line of gel imaging systems. Prices for these products range from $1,500 to $2,995.

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

Markets, Marketing and Dependence on Certain Customers

Systems

The Company markets its high-performance cluster computer systems into the high-end scientific/technical computing market and the aerospace and defense market with emphasis on applications requiring the analysis of complex signals. The Company distributes its products in these markets as an original equipment manufacturer (OEM) supplier to system integrators; distributors and value added resellers (VARs). In these markets the supplier/customer relationship is viewed as a long-term strategic partnership.

Aerospace & Defense Market

MultiComputer systems are sold primarily to prime contractors within the defense industry and are used in SONAR, RADAR, C4ISR systems, simulators, and signal & image analysis computers. Customers in this market segment have unique requirements. A prime contractor will be incorporating the CSPI product into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications; prototype units; form, fit and function compatibility with previous products; and long term product availability and support. As a supplier in this market space, CSPI recognizes that there may be a significant up-front investment of time and resources in building a business partnership, however, the result is a strong potential for long-term revenue streams as products progress from development phases into deployment.

CSPI technologies that support “network centric warfare” and information exchange in real-time are becoming vital to 21st century military operations. New programs requiring signal/image processing and analysis equipment as well as upgrades to existing military continue to rise at a steady rate. However, the efficiency inherent in today’s technologies reduces the number of platforms required to achieve the same results. Both new and upgraded programs require a substantial period of development and evaluation time before products are deployed into field use. Time from development to deployment varies based on the program, however, it may extend beyond a twenty-four month time period.

This market segment represents the largest growth potential for the Company as the Department of Defense continues to encourage prime contractors to use commercial-off-the-shelf COTS solutions to contain program costs and improve the time-to-deployment when inserting new technology into existing field equipment. This initiative has lead to wide spread acceptance of standard, open technology products and is now being adopted by other governmental procurement agencies around the world. MultiComputer systems have been shipped to a number of customers developing COTS-based systems or evaluating systems for use in future programs. High-End Scientific/Technical Computing Market

The high-end scientific/technical computing market addressed by CSPI’s MultiComputer products is depicted by rapid technological change and the introduction of new products with superior capabilities at lower pricing. This market segment is driven by cost sensitivity. Moreover, many of the application performance requirements can often be met with general-purpose computers. Larger companies with greater technical resources and high capacity manufacturing facilities are now providing solutions in this space. Lacking the high volume production capabilities of a larger company, and thus not being able to realize the cost savings associated with economies of scale, could adversely affect the ability of CSPI to compete.

Service and System Integration

MODCOMP supplies and integrates network and storage solutions and designs, services and markets worldwide, high-speed mini-computers worldwide principally for use in demanding real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring, as well as financing and other communications networks. MODCOMP has expanded its product line by including third-party equipment in its sales and servicing offerings. This new focus as a “total solutions company” allows MODCOMP to meet the needs of its customers with a variety of products including internally produced as well as those from third-party manufacturers.

Sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus of $10,321,000 (32%) in 2003. This customer is a “wireless” telecommunication company in Germany. The Company anticipates that, for the foreseeable future, a significant percentage of its sales will be dependent upon a relatively small number of customers.

The Company markets its products through various sales offices in the U.S., Canada, Germany and United Kingdom (for a detailed list see Item 2 of Form 10-K contained herein). Throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers representatives who represent other company’s product lines not competitive with CSPI and are either paid a commission on units sold or are permitted to buy units at a discount for subsequent resale.

Geographically, Europe accounts for approximately 57% of total sales. Historically, approximately 65% of the Company’s revenue was generated internationally. During the current year, the Company had significant sales from system integration customers in Germany. Accordingly, any adverse changes in market conditions in the European countries in which we operate could significantly affect the Company performance.

Competition

CSPI Systems

The MultiComputer systems market is very competitive. Customer requirements coupled with advancements in technology drive the efforts of the MultiComputer Division in continuously improving existing products and developing new ones. Starting with Intel i860 microprocessor used in the SuperCards of the 1970’s to the Motorola PowerPC’s with AltiVec incorporated in the 2000 SERIES and the addition of Linux open source software on the FastCluster product line, the company has responded with product offerings vital to remaining competitive. Product development efforts in fiscal year 2003 included optimizing system software and hardware designs to deliver the maximum performance obtainable from the new 1 GHz processors, enhancing I/O streaming capabilities, expanding peripheral options, and augmenting the product line with new ruggedized packaging options.

Aerospace & Defense Market

The Company’s direct competitors for the MultiComputer systems in the aerospace and defense market are Mercury Computer Inc. and Sky Computers, Inc. DY4, Synergy, Thales Computers and DNA Computing, board manufacturers that specialize in the DSP segment of this market, are indirect competitors. In the low performance segment of the market general-purpose computer and single board computer, manufacturers such as Motorola, Force, Hewlett Packard, IBM and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of the MultiComputer systems market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact low-power and cost effective package that can be easily integrated into OEM designs for high performance computation. Since the majority of sales are to OEMs, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

High-End Scientific/Technical Computing Market

Competitors in the high-end scientific/technical cluster computing market include general-purpose computer and single board computer manufacturers such as IBM, Motorola, Force, Hewlett Packard and Dell. Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors for the CSPI. While CSPI products offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, not system size/packaging, is the primary factor in the buying decision.

Systems- MODCOMP legacy

MODCOMP’s systems competition in its Process Control and Data Acquisition business crosses product line boundaries. Competition in its proprietary product line is with third-party companies that have developed technical expertise with the CLASSIC computer system family. Direct competitors include Accurate Computers, Queue Systems, Protostar, and Electronic Visions.

Competitors for both Company proprietary and open systems product lines also include systems integrators with process control skills in markets such as primary metals, oil and gas, power, rubber and plastics, pharmaceuticals, chemicals, pulp and paper, and food and beverages. These competitors offer open systems hardware platforms and industry-specific tailored application software packages.

Direct competitors of MODCOMP’s real-time UNIX operating system used in legacy systems include VxWorks, HP-UX, PowerMAX, Windows NT, Lynx, QNX, and Linux. As performance in microprocessor technology rapidly advances, real-time capabilities of competing operating systems narrows. Competing products are differentiated by hardware platform support and operating system robustness.

Service and System Integration

In the network management and storage systems integration services business, MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as EDS, IBM, and Sun Microsystems.

Systems and Solutions

In the network management and storage systems integration services business, MODCOMP competitors are extensive and are different in each of the geographical markets but they include such competitors as HP, IBM, and Sun Microsystems.

Competitors range from catalog houses such as CDW, PC Connection, Insite, More Direct, and MicroWarehouse, to customers buying directly from the distributor, to distributors with solutions services such as IBM, Unisys, iData, Foresyth, Dell, and HP. Nearly all of the products MODCOMP Systems and Solutions resell are available through other channels. For this reason the combination of personalized attention, expertise, add-on services and competitive pricing have been the key to the Company’s current sales.

ViewMax®

The Company’s principal, direct competitors to ViewMax in the Legacy Extension market space are IBM, Jacada, Attachmate, Clientsoft, Intelligent Environments, and Micro Focus. Companies such as Jacada, Attachmate and IBM have greater technical and marketing resources that could adversely affect our position. Additionally, in the Internet Security Services area, the principal direct competitors are ISS, Enterasys, VeriSign, Computer Associates, IBM, HP and TruSecure. Again, these companies have greater financial, technical and marketing resources that could adversely affect our position.

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

Upon receipt of material by the Company from outside suppliers, the Company’s QC/QA technicians inspect products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and Environmental Stress Screening designed to minimize equipment failure at delivery and over it’s useful service life. The Company also uses diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

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

Customer Support

The CSPI MultiComputer Division and Scanalytics (other software) support its customers with telephone assistance, on-site service, system installation, and training and education. The Company provides product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period. An analyst who researches the issue and assists the customer to resolve the problem reviews each problem reported by a customer.

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

Research and Development

During fiscal year 2003, CSPI’s expenses (including depreciation) for engineering and development were approximately $3,543,000 (11% of sales) compared to approximately $3,737,000 (13% of sales) and $3,823,000 (9% of sales) in fiscal years 2002 and 2001, respectively. Expenditures for engineering and development are expensed as they are incurred. CSPI MultiComputer systems Division expects to continue substantial expenditures, both in additional applications software development and development of hardware and software. Other software will continue to expand its product offering in software with its various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product. The MultiComputer systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. E-business will continue development of the ViewMax and OpenXport products, as well as Linux and ScadaBase for SCADA solutions.

CSPI MultiComputer Systems

In 2003, two new CSPI MultiComputer products were deployed in military surveillance and communications applications.

The first of these products—our 2842 MultiComputers—are high-performance processing modules for the 2000 Series and FastCluster product lines, and we completed our initial 2842 deliveries in fiscal year 2003. The second our new products—the Jumpgate-I MultiComputer—was acquired by the U.S. military for advanced software-defined radio platforms.

Early in fiscal year 2004, CSPI MultiComputers introduced the StarGate I/O Blade, which bolsters CSP’s offerings in software-defined radio, radar, sonar and surveillance DSP by providing the high-speed data acquisition capabilities and rapid execution times necessary for the complex signal processing demands of these applications. The StarGate I/O blade is the initial product in a new generation of CSP MultiComputers that will benefit from the exceptional performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies. Customers purchasing this new line of products will have the option of selecting either an open-source Linux operating system and GNU toolkit or the industry standard VxWorks real-time operating system, coupled with the Tornado II development tools suite.

MODCOMP

MODCOMP’s strategic investments in R&D in fiscal year 2003 included OpenXport, the next generation of its successful Xport software platform. Xport currently is used by some of the major players in the financial services industry, including J.P. Morgan Chase and Barclays. In developing OpenXport, we leveraged our expertise in building customized communication software solutions using message-oriented middleware with Dresdner Kleinwort Wassersteins’ open source messaging adaptor technology for the rigorous performance and reliability requirements of the financial services industry. OpenXport is a Java/XML-based enterprise level server that allows for rapid business systems integration with little or no custom programming and seamlessly interfaces a wide range of major software platforms.

Scanalytics

Scanalytics extended its record of innovation in fiscal year 2003, introducing 1Dscan EX for Windows, a new gel analysis product designed for use by investigators in biomedical and molecular biology research labs within universities, pharmaceutical companies and government. Scanalytics also forged a distribution agreement for 1Dscan EX with Ultra-Lum, Inc., of Claremont, California. 1Dscan EX will be integral in providing capture and analysis capabilities in Ultra-Lum’s new line of gel imaging systems.

CSPI “systems and other software” has 39 employees, of which 16 professional and staff employees were engaged in software and hardware engineering and development activities as of September 30, 2003.

The “legacy System and service and system integration” engineering and development staff has developed various computers, computer peripherals and software since 1970, which it continues to maintain and enhance.

CSPI’s principal products are the CLASSIC hardware and software system line, Linux and ScadaBase application software and special one-of-a-kind products requested by customers.

The CLASSIC hardware and software line is a proprietary line of mini-computers and related software especially designed for the hard real-time market and has been in existence since 1970.

“Legacy, service and systems integration” and “E-business” groups have 120 employees, of which 2 professional and staff employees are engaged in software and hardware engineering and development.

CSPI does not have any patents that are material to its business.

Backlog

The Company’s backlog of customer orders and contracts was approximately $3,790,000 at September 30, 2003 as compared to $3,343,000 at September 30, 2002. The backlog of the Company can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases.

Employees

On September 30, 2003, the Company had 159 employees. None of the Company’s employees is represented by a labor union and the Company had no work stoppages. The Company considers relations with its employees to be good.

(c)  Financial Information about Foreign and Domestic Operations and Export Sales

The Company’s sales and percentage of sales by geographic area based on the location of the customers are as follows:

	For year ended
	September 30 2003		September 30 2002		August 31 2001
Europe	$18,377	57%	$16,478	59%	$27,981	67%
North America	12,803	39	10,225	36	13,411	32
Asia	1,335	4	1,408	5	524	1

	$32,515	100%	$28,111	100%	$41,916	100%

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

Dependence on Key Customers

The Company is dependent on a small number of customers for a large portion of its revenues. E-Plus, a wireless telecommunications company in Germany, accounted for 32%, 20% and 40% of sales in fiscal years ended September 30, 2003 and 2002 and August 31, 2001. A significant diminution in the sales to or loss of any of the Company’s major customers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s revenues are largely dependent upon the ability of its customers to continue growth or need for services or to develop and sell products that incorporate the Company’s products. No assurance can be given that the Company’s customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

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

Slowdown in the Economy

The Company’s business has been negatively impacted by the slowdown in the economies of the United States, Europe and elsewhere that began during fiscal year 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and technology industry. The Company cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when the Company’s growth rate will return to historical numbers.

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

Dependence on Defense Business

Sales of the Company’s systems to the defense market accounted for approximately 16%, 16% and 17% of the Company’s revenues in fiscal year ended September 30, 2003 and 2002 and August 31, 2001, respectively. Reductions in government spending on programs that incorporate the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the Company’s subcontracts are subject to special risks, such as: delays in funding; ability of the government agency to unilaterally terminate the prime contract; reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes; increased or unexpected costs under fixed price contracts; and other factors that are not under the control of the Company. In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to the Company. No assurance can be given that such increased bargaining power will not adversely affect the Company’s business, financial condition or results of operations in the future.

Changes in government administration, as well as changes in the geo-political environment such as the current “War on Terrorism,” can have significant impact on defense spending priorities and the efficient handling of routine contractual matters. Such changes could have a negative impact on the Company’s business, financial condition, or results of operations in the future.

Dependence on Key Personnel and Skilled Employees

The Company is largely dependent upon the skills and efforts of its senior management, managerial, sales and technical employees. None of the senior management or other key employees of the Company are subject to any employment contract which require services for a period of time. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled technical professionals. The Company’s ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair the Company’s ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

Risk of International Operations

The Company markets and sells its products in certain international markets, and the Company has established subsidiaries in the United Kingdom, and Germany. Foreign-based revenue is determined based on the country in which the legal subsidiary is domiciled, and represented 57%, 59% and 67% of the Company’s total revenue for the fiscal years ended September 30, 2003 and 2002 and August 31, 2001, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirement, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of the Company’s international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international activities and, consequently, on the Company’s business, financial condition or results of operations.

Technological Changes

The Company’s future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, the Company must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that the Company will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which the Company’s products are intended to function eventually will be deployed in the field, or that the Company’s products will be included in such equipment if it is deployed eventually.

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

Item 2.    Properties

Listed below are CSPI’s principal facilities as of September 30, 2003. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Leased	21,500 S.F.

Scanalytics, Inc. 8550 Lee Highway, Suite 400 Fairfax, VA	Corporate Headquarters Sales, Marketing, and Administration	Leased	3,518 S.F.

MODCOMP, Inc. 1650 West McNab Road Ft. Lauderdale, FL	Corporate Headquarters Sales, Marketing, and Administration	Leased	77,429 S.F.

MODCOMP Canada, Ltd. 530 Otto Road Unit 11A Mississaugu, Ontario Canada	Sales, Marketing, and Administration	Leased	730 S.F.

Modular Computer System, GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, and Administration	Leased	9,261 S.F.

MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration	Leased	5,173 S.F.

MODCOMP Systemhaus, GmbH Gartenstr. 23-27 61352 Bad Homburg	Sales, Marketing and Service	Leased	945 S.F.

In addition to the facilities listed above, CSPI also leases space in various domestic and international industrial centers for use as sales and service offices.

Item 3.    Legal Proceedings

The Company is currently not a party to any material proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders.

Additional Available Information

Our principal Internet address is www.cspi.com. We make our annual, quarterly, current reports, and amendments to those reports and Form 3, 4 and 5 filings, available, free of charge on www.cspi.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ System under the symbol “CSPI”. The following table sets forth the range of closing high and low selling prices for the Common Stock as reported by NASDAQ.

Fiscal Year:	2003		2002
	High	Low	High	Low
1st Quarter	$2.86	$2.25	$3.79	$3.31
2nd Quarter	2.90	2.42	4.10	3.35
3rd Quarter	3.29	2.45	4.14	2.85
4th Quarter	5.12	2.79	3.31	2.35

As of December 8, 2003, there were 3,555,286 shares of Common Stock outstanding, held of record by approximately 104 stockholders. The Company believes the number of beneficial owners of shares (including shares held in street name) at that date were approximately 1,700.

The Company has never paid any cash dividends on its Common Stock. The Company’s present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Item 6.    Selected Financial Data

This information is set forth in the Selected Financial Data section of Item 8 (page 73).

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

Item 8.    Financial Statements and Supplementary Data

The following Consolidated Financial Statements for CSP Inc. are included herein.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

On March 5, 2003, the Audit Committee of CSP Inc. (the “Company”) decided to engage Grant Thornton, LLP (“Grant”) to serve as the Company’s independent public accountants to replace KPMG LLP (“KPMG”) for fiscal year ended September 30, 2003. Upon completion of its client acceptance procedures, Grant’s engagement letter was signed on April 4, 2003. As a result, Grant audited the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended September 30, 2003. The decision to change accountants was based upon a review of fee proposals for the current fiscal year ended September 30, 2003.

During the year ended September 30, 2002 and August 31, 2001 and through the date of engaging Grant, neither the Company nor anyone acting on its behalf consulted with Grant regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(2)(A), (B), (C) and (D) of Regulation S-K. KPMG reports on the Company’s consolidated financial statements for the fiscal years ended September 30, 2002 and August 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 2002 and August 31, 2001 and through March 5, 2003 (the “Relevant Period”), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years.

Item 9A    Controls and Procedures

Our Chairman and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.”

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Identification of Directors

Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in Registrant’s Proxy Statement furnished in connection with its Annual Meeting of Stockholders to be held on January 27, 2004 (“Registrant’s 2003 Proxy Statement”).

(b)  Identification of Executive Officers

Information about the executive officers of the Company is set forth below.

Name and Age	Business Affiliations
Alexander R. Lupinetti (58)	Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc. subsidiaries of Stratus Computer Inc. from 1987 to 1996.

Gary W. Levine (55)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

William E. Bent, Jr. (47)	Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

Fernando Delaville (46)	President and Chief Executive Officer of Scanalytics since April 2000; Biomedical Products Manager at Atto Instruments, LLC from May 1998 to April 2000; Manager of Microscopy Applications at Scanalytics from September 1992 to April 1998; Biomedical Equipment Specialist at Thomas Jefferson University from November 1989 to August 1992; Research Scientist at University of Massachusetts Medical Center from February 1987 to October 1989.

(c)  Identification of Certain Significant Employees

None

(d)  Family Relationships

There is no family relationship between any director and executive officer of the Company.

(e)  Business Experience

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in registrant’s 2003 Proxy Statement with respect to the business experience of Registrant’s directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part III Item 10 (b) of this Form 10-K.

(f)  Involvement in Certain Legal Proceedings

None

(g)  Compliance with Section 16(a) of the Exchange Act

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in Registrant’s 2003 Proxy Statement.

(h)  Audit Committee Financial Expert

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors—Information about the Audit Committee” in Registrant’s 2003 Proxy Statement.

(i)  Code of Ethics

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors—Information about Codes of Ethics” in Registrant’s 2003 Proxy Statement

Item 11.    Executive Compensation

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors—Employment Contracts and Termination of Employment and Change-in-Control Arrangements” Executive Compensation” in Registrant’s 2003 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s 2003 Proxy Statement.

(b)  Security Ownership of Management

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s 2003 Proxy Statement.

(c)  Changes in Control

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Equity Compensation Plan Information” in Registrant’s 2003 Proxy Statement

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors—Information Concerning Auditors” in Registrant’s 2003 Proxy Statement

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statement filed as part of this report:

Report of Independent Certified Public Accountants for 2003 Financial Statements

Report of Independent Auditors for 2002 and 2001 Financial Statements

Consolidated Balance Sheets as of September 30, 2003 and 2002

Consolidated Statements of Operations for the years ended September 30, 2003 and 2002 and August 31, 2001

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003 and 2002 and August 31, 2001

Consolidated Statements of Cash Flows for the years ended September 30, 2003 and 2002 and August 31, 2001

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto of the Registrant included in Item 8, or is not applicable, material or required.

(3)  Exhibits and Reports on Form 8-K

Certain of the Exhibits listed hereunder have previously been filed with the Commission and are hereby incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and Rule 24 of the Commissions Rules of Practice. The location of each document so incorporated by reference is noted parenthetically.

(a)  Exhibits

3.1	Articles of Organization and amendments thereto, of the Company as of the end of Fiscal 1986 (Exhibit 3.1 to the Form 10-K for the year ended August 31, 1990)

3.2	By-Laws of the Company, as amended through March 21, 1995 (Exhibit 3.2 to Form 10-K for the year ended August 31, 1996)

10.1	Form of Invention Agreement between the Company and certain of its employees (Exhibit 10.14 to the 1981 Registration Statement)

10.2	CSPI Supplemental Retirement Income Plan (Exhibit 10.13 to Form 8 amendment 2 to Form 10-K for year ended August 31, 1986, dated February 23, 1987)

10.3	Trust Agreement (between CSP Inc. and Bank of Boston) dated January 5, 1987 as amended (Exhibit 10.11 to Form 10-K for year ended August 31, 1990)

10.4	1991 Incentive Stock Option Plan (the Plan is included in the Company’s Proxy Statement dated November 10, 1991 with respect to the Annual Meeting of Stockholders of the Company on December 10, 1991)

10.5	Employment Agreement between CSP Inc. and Mr. Lupinetti dated September 12, 1996 (Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)

10.6	MODCOMP/Cerplex L.P. Purchase Agreement (Exhibit 10.15 to Form 10-K for the year ended August 29, 1997)

10.7	1997 Incentive Stock Option Plan as amended ( Included in the Notice of Special Meeting in Lieu of Annual Meeting of Stockholders dated January 8, 1998)

10.8	1997 Employees Stock Purchase Plan( Included in the Notice of Special Meeting in Lieu of Annual Meeting of Stockholders dated January 8, 1998)

10.9	Lease Agreement for property located at 43 Manning Road, Billerica, MA between CSP Inc. and New Boston (Exhibit 10.16 to form 10-K for the year ended August 31, 2001)

10.10	Technisource Hardware Inc. Purchase Agreement dated May 30, 2003

11.0	Basic and Diluted Earnings Per Share Computation for the years ended September 30, 2003 and 2002 and August 31, 2001

22.1	Subsidiaries of the Registrant (Exhibit 22.1 to Form 10-K for the year ended September 30, 2003)

23.0	Consent of Independent Certified Public Accountant

23.1	Consent of Independent Auditors

31.1	Certification of the Company’s Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant Section t906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

1.1	We filed a Form 8-K on April 7, 2003, reporting under “Item 4. Change in Registrant’s Certifying Accountant” Audit Committee engaged Grant Thornton, LLP to serve as the Company’s independent public accountant for fiscal year ended September 30, 2003.

1.2	We filed a Form 8-K on June 16, 2003, reporting under “Item 2. Acquisition or Disposal of Assets” and “Item 7(a). Financial Statements of Business Acquired” for the asset acquisition of Technisource Hardware, Inc. on May 30, 2003.

1.3	We filed a Form 8-K on July 31, 2003, reporting under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” issuing a press release announcing our third quarter and nine months ended June 30 for fiscal year 2003 results.

1.4	We filed a Form 8-K on August 14, 2003, reporting under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” for the asset acquisition of Technisource Hardware, Inc. on May 30, 2003.

1.5	We filed a Form 8-K on November 12, 2003 reporting under Item 9 the Fiscal Year 2003 Earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: December 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	December 15, 2003

/s/ GARY W. LEVINE Gary W. Levine	Vice President of Finance, Chief Financial Officer	December 15, 2003

/s/ J. DAVID LYONS J. David Lyons	Director	December 15, 2003

/s/ C. SHELTON JAMES C. Shelton James	Director	December 15, 2003

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	December 15, 2003

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	December 15, 2003

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Year Ended September 30, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries as of September 30, 2003 and the related statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Boston, Massachusetts

December 8, 2003

INDEPENDENT AUDITORS REPORT

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries as of September 30, 2002 and the related statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years ended September 30, 2002, and August 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for each of the years ended September 30, 2002 and August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

November 15, 2002

Boston, Massachusetts

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,129	$3,835
Short-term investments	7,365	11,991
Accounts receivable, net of allowance for doubtful accounts of $328 in 2003 and $231 in 2002	5,429	2,980
Inventories	2,034	2,834
Refundable income taxes	1,095	—
Deferred income taxes	291	264
Other current assets	1,189	869

Total current assets	20,532	22,773

Property, equipment and improvements, net	944	1,182

Other assets:
Long-term investments	250	125
Goodwill	2,996	582
Cash surrender value life insurance	1,549	1,411
Other assets	154	169

Total other assets	4,949	2,287

Total assets	$26,425	$26,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,409	$3,824
Deferred compensation and retirement plans	341	341
Income taxes payable	733	396

Total current liabilities	6,483	4,561
Deferred compensation and retirement plans	7,990	7,353
Other long-term liabilities	20	20

Total Liabilities	14,493	11,934

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,109 and 4,095 shares	41	41
Additional paid-in capital	11,303	11,275
Retained earnings	8,654	10,038
Accumulated other comprehensive income	(5,207)	(4,189)

	14,791	17,165
Less treasury stock, at cost, 572 and 571 shares	(2,859)	(2,857)

Total shareholders’ equity	11,932	14,308

Total liabilities and shareholders’ equity	$26,425	$26,242

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,		Year ended August 31, 2001
	2003	2002
Sales:
Systems	$5,488	$7,531	$8,430
Service and system integration	24,499	17,226	29,693
E-business software	1,186	1,811	1,906
Other software	1,342	1,543	1,887

Total sales	32,515	28,111	41,916

Cost of sales:
Systems	2,672	4,988	5,286
Service and system integration	19,736	13,450	25,426
E-business software	614	915	764
Other software	283	425	539

Total cost of sales	23,305	19,778	32,015

Gross profit	9,210	8,333	9,901

Operating expenses:
Engineering and development	3,543	3,737	3,823
Selling, general and administrative	7,992	7,922	8,905
Impairment charge on goodwill	365	—	—
Restructuring	318	394	85

Total operating expenses	12,218	12,053	12,813

Operating loss	(3,008)	(3,720)	(2,912)

Other income(expense):
Dividend income	4	8	24
Interest income	276	476	554
Interest expense	(79)	(37)	(98)
Loss on disposal of French operation	—	—	(423)
Gain on sale of property	—	—	1,545
Impairment charge on investments	—	—	(1,205)
Foreign exchange gain	1,380	160	—
Other expense, net	(125)	(259)	(207)

Total other income, net	1,456	348	190

Loss before income taxes	(1,552)	(3,372)	(2,722)
Provision (benefit) for income taxes	(168)	2,291	163

Net loss	$(1,384)	$(5,663)	$(2,885)

Net loss per share-basic	$(0.39)	$(1.61)	$(0.82)

Weighted average shares outstanding-basic	3,534	3,524	3,527

Net loss per share-diluted	$(0.39)	$(1.61)	$(0.82)

Weighted average shares outstanding-diluted	3,534	3,524	3,527

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended September 30, 2003 and 2002 and August 31, 2001

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Treasury stock	Total Shareholders’ Equity	Comprehensive income (loss)
Balance, August 31, 2000	4,069	$41	$11,070	$19,962	$(1,079)	$(2,548)	$27,446
Comprehensive income:
Net loss	—	—	—	(2,885)	—	—	(2,885)	$(2,885)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(68)	—	(68)	(68)
Effect of foreign currency translation	—	—	—	—	147	—	147	147

Additional Minimum pension liability	—	—	—	—	(1,472)	—	(1,472)	(1,472)

Total comprehensive loss								(4,278)

Exercise of stock options	2	—	7	—	—	—	7
Issuance of shares under employee stock purchase plan	14	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	—	—	(313)	(313)
Dividend distribution of shares of Vertical Buyer	—	—	—	(718)	—	—	(718)
Income tax benefit related to exercise of stock options	—	—	102	—	—	—	102

Balance August 31, 2001	4,085	41	11,235	16,359	(2,472)	(2,861)	22,302
Comprehensive income:
Net loss	—	—	—	(658)	—	—	(658)	(658)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(8)	—	(8)	(8)
Effect of foreign currency translation	—	—	—	—	22	—	22	22

Total comprehensive loss	—	—	—	—	—	—	—	(644)

Balance September 30, 2001	4,085	41	11,235	15,701	(2,458)	(2,861)	21,658
Comprehensive income:
Net loss	—	—	—	(5,663)	—	—	(5,663)	(5,663)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(22)	—	(22)	(22)
Effect of foreign currency translation	—	—	—	—	129	—	129	129
Additional minimum pension liability	—	—	—	—	(1,838)	—	(1,838)	(1,838)

Total comprehensive loss								(7,394)

Issuance of shares under employee stock purchase plan	10	—	40	—	—	—	40
Sale of treasury stock	—	—	—	—	—	4	4

Balance September 30, 2002	4,095	$41	$11,275	$10,038	$(4,189)	$(2,857)	$14,308
Comprehensive income:
Net loss	—	—	—	(1,384)	—	—	(1,384)	(1,384)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(25)	—	(25)	(25)
Effect of foreign currency translation	—	—	—	—	(725)	—	(725)	(725)
Additional minimum pension liability	—	—	—	—	(268)	—	(268)	(268)

Total comprehensive loss								$(2,402)

Issuance of shares under employee stock purchase plan	14	—	28	—	—	—	28
Purchase of treasury stock	—	—	—	—	—	(2)	(2)

Balance September 30, 2003	4,109	$41	$11,303	$8,654	$(5,207)	$(2,859)	$11,932

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30, 2003 and 2002 and August 31, 2001

(Amounts in thousands)

	Years ended September 30,		Year ended August 31, 2001
	2003	2002
Cash flows from operating activities:
Net loss	$(1,384)	$(5,663)	$(2,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	755	837	964
Gain (loss) on sale of property, net	(5)	9	(1,318)
Foreign currency transaction gain	(1,380)	(160)	—
Non-cash changes in accounts receivable and inventory allowances	213	790	523
Impairment charge on investments	—	—	1,205
Impairment charge on goodwill	365	—	—
Deferred compensation and retirement plans	592	859	1,721
Refundable income taxes	(1,083)	—	—
Deferred income taxes	291	2,671	(318)
Effects of additional minimum pension liability	(268)	(1,838)	(1,472)
Income tax benefit related to exercise of stock options	—	—	102
Cash surrender value life insurance	(137)	(118)	(125)
Other assets	14	89	82
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(2,250)	1,291	1,258
Decrease (increase) in inventories	533	1,862	(901)
Decrease (increase) in other current assets	(306)	163	(121)
Increase (decrease) in accounts payable and accrued expenses	1,443	513	(968)
Increase(decrease)in income taxes payable	50	23	(328)
Increase in other liabilities	—	8	12

Net cash provided by (used in ) operating activities	(2,557)	1,336	(2,569)

Cash flows from investing activities:
Purchases of available-for-sale securities	(242)	(589)	(344)
Purchases of held-to-maturity securities	(15,093)	(27,949)	(47,428)
Sales of available-for-sale securities	440	595	472
Maturities of held-to-maturity securities	19,628	27,889	44,687
Business acquired	(2,827)	—	—
Proceeds from sale of property, net of expenses	—	—	3,097
Purchases of property, equipment and improvements	(464)	(488)	(611)

Net cash provided by (used in) investing activities	1,442	(542)	(127)

Cash flows from financing activities:
Proceeds from stock options	—	—	7
Proceeds from issuance of shares under employee stock purchase plan	28	40	56
(Purchase) sale of treasury stock	(2)	4	(313)

Net cash provided by (used in) financing activities	26	44	(250)

Effects of exchange rate on cash	383	1,487	858

Net increase (decrease) in cash and cash equivalents	(706)	2,325	(2,088)
Cash and cash equivalents, beginning of year	3,835	1,510	3,923

Cash and cash equivalents, end of year	$3,129	$3,835	$1,835

Supplementary cash flow information:
Cash paid for income taxes, net	$317	$339	$756

Cash paid for interest	$80	$20	$108

Non-cash distribution of dividends	—	—	$718

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Organization and Business

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market E-business and messaging solutions, image-processing software, network management, storage systems and security integration services and high-performance cluster computer systems. The Company’s wholly owned subsidiaries include MODCOMP, Inc. (“MODCOMP”), Scanalytics, Inc. (“Scanalytics”), and CSPI MultiComputer division (“MultiComputer division”).

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders’ equity on the consolidated balance sheets. The Company recognized $1,380,000 and $160,000 of foreign exchange transaction gains for years ended September 30, 2003 and 2002, respectively.

Cash Equivalents

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Impairment of Long-Lived Assets

The Company adopted Statement of accounting Standard(“ SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) on October 1, 2002 and concluded there was no impairment indicated as of October 1, 2002. The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Goodwill

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on October 1, 2002. The Company completed the initial step of the required impairment test based on the comparison of the fair value of the reporting units with their respective carrying values as of October 1, 2002 and concluded that there was no impairment indicated as of October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of the impairment. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. The Company performs the impairment analysis at the operating segment level

In testing for potential impairment of goodwill, SFAS 142 requires the Company to: (1) allocate goodwill to the various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses. This may require independent valuations. Only after this process is completed, is the amount of goodwill impairment determined.

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business, and significant negative industry or economic trend. In evaluating the impairment of goodwill, the Company considered a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company’s annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying businesses. In addition, management makes certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. Management also considers the Company’s market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company’s assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Inventories

Inventories are stated at the lower of cost or market; with cost determined principally by the average-cost method, which approximates the first-in, first-out method.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Inventory Obsolescence Reserve

The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Product Warranty

The Company ordinarily provides a one-year warranty. At management’s discretion, certain major customers in the systems segment may be granted extended warranties. The Company accrues estimated warranty costs at the time of sale.

Property, Equipment and Improvements

The components of property, equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful life of the asset or the lease term.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Deferred Compensation and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. Domestically, the Company provides for officer death benefits through the post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Revenue Recognition

The Company enters into transactions to sell products (hardware and software), services and multiple element arrangements that may include any combination thereof. The Company evaluates revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

Evidence of an arrangement: Before revenue is recognized, the Company must have evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

Delivery: For products, delivery is considered to occur when hardware or the media containing software products are shipped and title and risk of loss have been transferred or, in the case of electronic delivery of software, the customer is given access to the licensed software programs. For services, delivery is considered to occur when the contracted services are provided.

Fixed or determinable fee: The Company considers a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.

Collection is deemed probable: At the time of the transaction, the Company conducts a credit review of each customer involved in a significant transaction with the Company to determine the creditworthiness of the customer. Collection is deemed probable if management expects the customer to be able to pay amounts under the arrangement as those amounts become due. If management determines that collection is not probable, the Company recognizes revenue when collection becomes probable (upon cash collection).

The following policies are applicable to CSPI’s major categories of revenue transactions:

Systems Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Service and System Integration Revenue and E-business Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; System integration revenue and E-business revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. . Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s service agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

Third-party hardware and third-party software is recognized when the Revenue Recognition Criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Other Software Revenue

CSPI sells its software offerings and recognizes its revenue as follows:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-9. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements be recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectibility is probable when revenue recognition criteria of SOP 97-2 are met. If collectibility is not considered probable, revenue is recognized when cash is collected.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Multiple Element Arrangements

In certain circumstance, the Company enters into revenue arrangements as a result of which the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on specific objective evidence of fair value. Specific objective evidence of fair value is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met.

Engineering and Development Expenses

Engineering and development expenditures for Company-sponsored projects are charged to expenses as incurred.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	2003	2002	2001
	(Amounts in thousands, except per share)
Net loss	$(1,384)	$(5,663)	$(2,885)
Weighted average number of shares outstanding—basic	3,534	3,524	3,527
Incremental shares from the assumed exercise of stock options	—	—	—

Weighted average number of shares outstanding—dilutive	3,534	3,524	3,527

Net loss per share—basic	$(0.39)	$(1.61)	$(0.82)

Net loss per share—diluted	$(0.39)	$(1.61)	$(0.82)

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal years 2003, 2002 and 2001, due to our net loss, all of our outstanding options of 516,344, 403,455, and 429,728, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions.

Stock Option Plans

SFAS 123, “Accounting for Stock-Based Compensation,” amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” permits companies to measure compensation cost of stock-

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. As permitted by SFAS 148, the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following assumptions for fiscal years ended September 30, 2003 and 2002 and August 31, 2001:

	Options
	2003	2002	2001
Expected life (in years)	5.0	5.0	5.0
Interest rate	3.08%	4.62%	5.85%
Volatility	49.5%	60.2%	56.00%
Dividend yield	—	—	—

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002	2001
Net loss, as reported	$(1,384)	$(5,663)	$(2,885)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(148)	(107)	(105)

Pro forma net loss	$(1,532)	$(5,770)	$(2,990)

Loss per share:
Basic-as reported	$(0.39)	$(1.61)	$(0.82)

Basic-pro forma	$(0.43)	$(1.64)	$(0.85)

Diluted-as reported	$(0.39)	$(1.61)	$(0.82)

Diluted-pro forma	$(0.43)	$(1.64)	$(0.85)

New Accounting Pronouncements

In June 2001, SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) was issued. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In October 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“ABP 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has currently adopted the pronouncement on October 1, 2002 and it did not materially effects the results of operations and financial position of the Company.

The FASB issued SFAS No. 145, “Rescission of FSAB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, and (2) can be measured at fair value. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the fourth quarter of fiscal year 2003 (see Note 1 Stock Option Plans).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2003. The application of the requirements of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 will be applicable for transactions entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, the adoption of the provisions of FIN No. 46 did not have a material impact on the consolidated results of operations or financial position.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to the 2003 presentation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Change in Fiscal Year

Effective on September 1, 2001 the Company changed its fiscal year end from August 31st to September 30th. This change was effective for the one-month period ended September 30, 2001. The following table presents the audited Consolidated Statement of Cash Flows and Statement of Operation, for the one-month ended September 30, 2001:

CONSOLIDATED STATEMENT OF OPERATIONS

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(658)
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78
Impairment charge on investments	77
Deferred income taxes	(391)
Other assets	13
Changes in current assets and liabilities:
Decrease in accounts receivable, net	1,438
Increase in inventories	(23)
Decrease in other current assets	19
Decrease in accounts payable and accrued expenses	(986)
Increase in income taxes payable	38

Net cash provided by (used in) operating activities	(395)

Cash flows from investing activities:
Purchases of held-for-sale securities	(20)
Purchases of held-to-maturity securities	(2,615)
Sales of available-for-sale securities	36
Maturities of held-to-maturity securities	2,663
Purchases of property, equipment and improvements	(29)

Net cash used in investing activities	35

Net cash provided by (used in) financing activities	—

Effects of exchange rate on cash	35

Net decrease in cash	(325)
Cash and cash equivalents, at August 31, 2001	1,835

Cash and cash equivalents, at September 30, 2001	$1,510

2.    Business acquired

On May 30, 2003, the Company acquired certain assets of Technisource Hardware, Inc. (“Technisource “), a subsidiary of privately held Technisource, Inc. Technisource is a business that resells software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The Company acquired Technisource to expand our systems integration capabilities in the U.S. The total purchase price was $2,827,000 of which $2,701,000 was paid in cash plus $126,000 of transaction costs directly related to the acquisition.

The acquisition was accounted for as a purchase. CSPI consolidated results of operations include the operating result of the acquired company from the acquisition date. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

The purchase price was allocated based on the fair value of the acquired assets as follows:

(Amounts in thousands)
Property, equipment and improvements	$49
Goodwill	2,778

Total assets purchased	$2,827

The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the transaction taken place at the beginning of periods presented or of the future results of the combined companies.

	Year ended September
	2003	2002
Total revenue	$37,030	$41,645

Operating loss	$2,573	$2,836

Net loss	$1,265	$5,245

Loss per share	$0.36	$1.49

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

3.    Investments

At September 30, 2003 and 2002, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2003
Marketable equity securities	$268	$12	$280
Bonds and municipal revenue notes	2,847	—	2,847
Money market funds and commercial paper	4,363	—	4,363
U.S. treasury bills	125	—	125

Total	$7,603	$12	$7,615

September 30, 2002
Marketable equity securities	$479	$37	$516
Bonds and municipal revenue notes	6,171	—	6,171
Money market funds and commercial paper	5,304	—	5,304
U.S. treasury bills	125	—	125

Total	$12,079	$37	$12,116

	Short-term	Long term	Total
September 30, 2003
Held-to-maturity	$7,085	$250	$7,335
Available-for-sale	280	—	280

	7,365	250	$7,615

	Short-term	Long term	Total
September 30, 2002
Held-to-maturity	$11,512	$125	$11,637
Available-for-sale	479	—	479

	$11,991	$125	$12,116

Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders’ equity until realized. This change in unrealized loss amounted to ($25,000), ($22,000) and ($68,000) for the years ended September 30, 2003 and 2002 and August 31, 2001, respectively.

At September 30, 2003, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Less than one year	$6,781	$6,793
Mature in 1-2 years	127	127
Mature in 2-5 years	150	150
Mature after 5 years	545	545

Total	$7,603	$7,615

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Included in the table above are assets held in a trust that are available only to pay a certain retirement obligation of a former employee. The total assets were $697,000 and $705,000 of which $250,000 was classified long-term holdings of the trust at September 30, 2003 and 2002, respectively.

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

4.    Inventories

Inventories consist of the following:

	September 30, 2003	September 30, 2002
	(Amounts in thousands)
Raw materials	$775	$1,255
Work-in-process	119	130
Finished goods	1,140	1,449

Total	$2,034	$2,834

5.    Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:

	Unrealized gain( loss ) on investments	Foreign Translation Adjustment	Accumulated Additional Pension Liability	Accumulated Other comprehensive income
	(Amounts in thousands)
Balance August 31, 2001	67	(1,067)	(1,472)	(2,472)
Change in period	(8)	22	—	14

Balance September 30, 2001	59	(1,045)	(1,472)	(2,458)
Change in period	(22)	129	(1,838)	(1,731)

Balance September 30, 2002	37	(916)	(3,310)	(4,189)
Change in period	(25)	(725)	(268)	(1,018)

Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

6.    Income Taxes:

The provisions for income taxes are comprised of the following:

	Years ended
	September 30, 2003	September 31, 2002	August 31, 2001
	(Amounts in thousands)
Income (loss) before income taxes:
U.S.	$(2,562)	$(3,062)	$(2,048)
Foreign	1,010	(310)	(674)

	$(1,552)	$(3,372)	$(2,722)

Current:
Federal	$(517)	$(370)	$—
State	—	—	1
Foreign	640	(10)	480

	123	(380)	481

Deferred:
Federal	—	2,935	(1,226)
State	—	—	908
Foreign	(291)	(264)	—

	(291)	2,671	(318)

	$(168)	$2,291	$163

Reconciliation of expected income tax expense (benefit) to actual income tax expense is as follows:

	Years ended
	September 30, 2003		September 30, 2002		August 31, 2001
	(Amounts in thousands)
Computed expected tax expense (benefit)	$(528)	34.0%	$(1,147)	34.0%	$(926)	34.0%
Increases (reductions) in taxes resulting from:
Dividend exclusion	(1)	0.1	(1)	0.0	(6)	0.2
Tax exempt interest	(12)	0.8	(23)	0.7	(45)	1.7
State income taxes, net of federal tax benefit	—		—	—	600	(22.0)
Amortization of goodwill	—		27	(0.8)	36	(1.3)
Foreign operations	7	(0.5)	(169)	5.0	315	(11.6)
Dividend grossed-up for Foreign tax			—	—	107	(3.9)
Change in valuation allowance	360	(23.2)	3,327	(98.6)	—	—
Other items	6	(0.4)	277	(8.2)	82	(3.0)

Income tax expense	$(168)	10.8%	$2,291	(67.9)%	$163	(5.9)%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

For the years ended September 30, 2003 and 2002, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30 2003	September 30 2002
Deferred tax assets:
Deferred compensation	$1,127	$1,125
Other accruals	613	595
In process research and development	168	143
Inventory capitalization and reserves	1,306	1,176
State research and development credits, net of federal benefit	466	466
Net operating losses	1,143	1,020
Unrealized gain or loss	5	442
Depreciation and amortization	460	120
Other foreign temporary differences	560	264

Gross deferred tax assets	5,848	5,351
Less: valuation allowance	(5,557)	(5,087)

Net deferred tax asset	$291	$264

The valuation allowance was $5,557,000 and $5,087,000 at September 30, 2003 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of September 30, 2003, the Company had operating loss carryforwards of approximately $2.5 million for federal and of approximately $3.2 million for state tax purposes which are available to offset future taxable income, if any, through 2022. As of September 30, 2003, the Company also had research and development and other credits for state tax purposes of approximately $466,000, which may expire in varying amounts through 2018. Net operating loss carryforwards and other tax attributes may be limited in the event the Company incurs an ownership change as defined under Internal Revenue Code Section 382.

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	2003	2002
	(Amounts in thousands)
Building and improvements	$473	$343
Equipment	3,833	4,900
Automotive equipment	36	36

	4,342	5,279
Less accumulated depreciation and amortization	3,398	4,097

Property, equipment and improvements, net	$944	$1,182

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

8.    Goodwill

On October 1, 2002, The Company adopted SFAS No. 142. SFAS No. 142 required the Company to evaluate its existing goodwill was acquired in prior purchase business combinations. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible is then determined to have an indefinite useful life, the Company was required to test the goodwill for impairment in accordance with the provisions of SFAS No. 142.

As of October 1, 2002, the Company ceased the amortization of goodwill. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $365,000 related to the Other software segment. This impairment charge was based on the analysis of future cash flows, fair value of the business and market capitalization. The impairment charge was recorded due to the continued decline in revenue and losses coupled with the fact that the segment performance did not meet its projected sales and profit forecasts for the fiscal year. This was management’s best judgment of the value of the Other software segment. The Systems and Solutions operating unit was purchased on May 30, 2003. The Company concluded there was no impairment on this unit.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2003 and 2002 are as follows:

	Other Software	Service and System Integration	Total
Balance as of August 31, 2001	$754	$—	$754
Goodwill amortization	(15)	—	(15)

Balance as of September 30, 2001	739	—	739
Goodwill amortization	(157)	—	(157)
Balance as of September 30, 2002	582	—	582
Business acquired	—	2,779	2,779
Goodwill impairment	(365)	—	(365)

Balance as of September 30, 2003	$217	$2,779	$2,996

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

The reconciliation of net loss available to common stockholders before goodwill amortization expense, for fiscal years ended 2003, 2002 and 2001, is as follows:

	Year Ending
	September 30, 2003	September 30, 2002	August 31, 2001
	(in thousands, except per share amounts)
Loss before taxes	$(1,552)	$(3,372)	$(2,722)
Goodwill amortization expense, net of tax	—	100	117

Adjusted loss before taxes	$(1,552)	$(3,272)	$(2,605)

Net loss available to common stockholders, as reported	$(1,552)	$(3,372)	$(2,722)
Goodwill amortization expense, net of tax	—	100	117

Adjusted net loss available to common stockholders	$(1,552)	$(3,272)	$(2,605)

Basic and diluted loss per share before tax	$(0.44)	$(0.96)	$(0.77)
Goodwill amortization expense, net of tax	—	0.03	0.03

Adjusted basic and diluted loss per share	$(0.44)	$(0.93)	$(0.74)

Basic and diluted loss per share available to common stockholders as reported	$(0.39)	$(1.61)	$(0.82)
Goodwill amortization, net of tax	—	0.03	0.03

Adjusted basic and diluted loss per share available to common stockholders	$(0.39)	$(1.58)	$(0.79)

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2003	2002
	(Amounts in thousands)
Accounts payable	$1,525	$1,195
Commissions	50	21
Compensation and fringe benefits	1,420	1,195
Customer advances	828	632
Professional fees and shareholders’ reporting costs	414	259
Taxes, other than income	211	46
Other	961	476

	$5,409	$3,824

10.    Stock Options

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares, which was ratified by the shareholders in January 1998. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. Under the Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuance of options at their fair market value on the date of grant. These options vest over a period of

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

five years, do not vest in the first year, and expire ten years from the date of grant. In the 1991 plan, up to 26,624 shares are allocated for annual non-discretionary grants of 1,100 shares each to non-employee directors of the Company who are serving on the last business day of January each year. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair market value on the date of the grant. These options vest over a period of five years, do not vest in the first year, and expire ten years from the date of the grant.

The following is a summary of common stock option activity for the three years ended September 30, 2003:

	Weighted average Exercise price of shares under plans	Number of Shares
		1997 Plan	1991 Plan	1981 Plan	Non Qualified Stock Options	Total
Outstanding August 31, 2000	$5.80	106,000	286,012	6,611	—	398,623
Granted	$4.22	46,500	4,000	—	—	50,500
Exercised	$4.60	—	(1,331)	—	—	(1,331)
Expired and terminated	$5.67	(4,000)	(7,453)	—	—	(11,453)

Outstanding August 31, 2001	$5.26	148,500	281,228	6,611	—	436,339
Granted	$3.68	4,000	6,000	—	—	10,000
Expired and terminated	$5.83	(6,000)	(30,273)	(6,611)	—	(42,884)

Outstanding September 30, 2002	$5.53	146,500	256,955	—	—	403,455
Granted	$2.98	55,000	—	—	75,000	130,000
Expired and terminated	$6.58	(3,000)	(13,821)	—	—	(16,821)

Outstanding September 30, 2003	$4.86	198,500	243,134	—	75,000	516,634

Available for Future grants		1,150	—	—	—	1,150
Exercisable	$5.47	111,626	236,234	—	—	347,860

The following table summarizes information about fixed stock options outstanding at September 30, 2003.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.64—$4.64	186,000	8.6	$3.34	49,313	$3.72
$4.65—$6.65	327,634	4.6	$5.66	297,047	$5.73
$11.00—$11.25	3,000	6.5	$11.16	1,500	$11.16

	516,634		$4.86	347,860	$5.47

11.    Stock Purchase Plan

In October 1997, the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company’s employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 74,705 shares have been issued under the plan at September 30, 2003.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

12.    Deferred Compensation and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans Domestically, the Company provides for officer death benefits through the post-retirement plans to certain officers.

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

At September 30, 2003, the international pension plans held investments of approximately $5.0 million.

The following table provides the weighted average actuarial assumptions used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations.

	Pension			Post-Retirement
	Years ended			Years ended
	September 30, 2003	September 30, 2002	August 31, 2001	September 30, 2003	September 30, 2002	August 31, 2001
Weighted-average assumptions:
Discount rate:
U.S. plans	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
International plans	5.6%	5.3%	5.3%
Expected return on plan assets:
U.S. plans	—	—	—
International plans	6.7%	6.9%	8.5%
Rate of compensation increase:
U.S. plans	—	—	—
International plans	3.0%	1.6%	2.4%

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revised these assumptions based on an annual evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

The annual cost related to the U.S. and international plans follow:

	Pension			Post Retirement
	Years ended			Years ended
	September 30, 2003	September 30, 2002	August 31, 2001	September 30, 2003	September 30, 2002	August 31, 2001
Service cost	$117	$325	$423	$47	$57	$24
Interest cost	782	772	600	6	7	8
Expected return on plan assets	(271)	(349)	(475)	—	—	—
Amortization of:
Prior service costs/(gains)	120	150	35	—	—	—
Net transition asset	(111)	(103)	(92)	—	—	—
Total annual cost	$637	$795	$491	$53	$64	$32

The following table presents an analysis of the changes in 2003 and 2002 of the benefit obligation, the plan assets and the funded status of the plans:

	Pension		Post Retirement
	Years ended		Years ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Change in projected benefit obligation (PBO)
Balance beginning of year	$11,661	$10,100	$157	$93
Service cost for benefits earned	117	325	47	57
Interest cost on benefit obligation	782	772	6	7
Increases in PBO arising primarily from
Changes in actuarial assumptions	239	375	—	—
Foreign exchange impact	775	654	—	—
Benefits paid	(545)	(565)	—	—

Projected benefit obligation at end of year	13,029	11,661	210	157

Changes in plan assets
Fair value of plan assets at beginning of year	4,086	4,625
Actual (loss)/gain on plan assets	636	(884)	—	—
Company contributions	53	100	—	—
Employee contributions	—	—	—	—
Foreign exchange impact	273	308	—	—
Benefits paid from plan assets	(69)	(63)	—	—

Fair value of plan assets at end of year	4,979	4,086	—	—

Funded status:
Plan assets less than projected
Benefit obligation	(8,070)	(7,575)	(210)	(157)
Unrecognized:
Net transition liability	(264)	(378)
Actuarial (gains)/losses	—	(18)	—	—
Net (gain)/losses	4,723	4,776	—	—
Net (liability)/asset recorded	(952)	(1,032)	—	—

In consolidated balance sheet	$(4,563)	$(4,227)	$(210)	$(157)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

The increase in the under funded status of the pension plans in 2003 results primarily from the effect on plan assets of adverse capital markets performance. The components in the balance sheet consist of:

	Pension		Post Retirement
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Accrued benefit liability	$(8,121)	$(7,537)	$(210)	$(157)
Accumulated other comprehensive income	3,578	3,310	—	—

Net liability recorded in consolidated Balance sheet	$(4,543)	$(4,227)	$(210)	$(157)

Information related to both domestic and international plans follows:

	Pension
	September 30, 2003	September 30, 2002
Pension plans with an accumulated benefit
Obligation in excess of plan assets:
Fair value of plan assets	$4,979	$4,086
Accumulated benefit obligation	12,744	11,400
Pension plans with a projected benefit
Obligation in excess of plan assets:
Fair value of plan assets	4,979	4,086
Projected benefit obligation	13,029	11,661

Plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets are primarily attributable to domestic unfunded supplemental retirement plans, as well as German plans which are legally not required to be funded.

The Company has domestic defined contribution plans and in the United Kingdom under which the Company matches the employee’s contribution and may make discretionary contributions to the plans. The Company’s contributions were $144,000, $163,000 and $148,000 for the years ended September 30, 2003 and 2002 and August 31, 2001.

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

The Company was obligated under non-cancelable operating leases as follows:

Operating leases As of September 30, 2003
Fiscal year ending September:	(Amounts in thousands)
2004	$1,400
2005	979
2006	126
2007	—
2008	—
Thereafter	—

$2,505

Occupancy costs under the operating leases approximated $1,370,000 in 2003, $1,506,000 in 2002, and $1,100,000 in 2001.

Stock Repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. The Company has repurchased 571,675 or 77% of the total shares authorized to be purchased as of September 30, 2003.

14.    Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

	Systems	Service and system integration	E-Business Software	Other Software	Consolidated Total
2003
Net Sales	$5,488	$24,499	1,186	1,342	32,515
Profit (loss) from operations	(314)	(927)	(1,087)	(680)	(3,008)
Identifiable assets	9,802	15,291	735	597	26,425
Capital expenditures	143	293	17	11	464
Depreciation and amortization	327	282	14	132	755
2002
Net Sales	$7,531	$17,226	$1,811	$1,543	$28,111
Profit (loss) from operations	(1,692)	(857)	(803)	(368)	(3,720)
Identifiable assets	14,847	9,326	930	1,139	26,242
Capital expenditures	328	137	14	9	488
Depreciation and amortization	358	277	29	173	837
2001
Net Sales	$8,430	$29,693	$1,906	$1,887	$41,916
Profit (loss) from operations	(270)	(2,109)	(1,123)	590	(2,912)
Identifiable assets	19,175	10,980	691	1,503	32,349
Capital expenditures	394	193	12	12	611
Depreciation and amortization	372	356	23	213	964

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of loss on disposal of French operations, gain on sale of property, impairment charge on investments, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSPI and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-business segment based upon employee headcount and the remaining balance is allocated to the Systems and service and system integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

For the years ended September 30, 2003 and 2002 and August 31, 2001, the Company had sales to one customer which accounted for approximately $10,321,000 (32%), $5,642,000 (20%), $16,630,000 and (40%) of total sales, respectively. No other customers had sales in excess of 10% for the years ended September 30, 2003 and 2002 and August 31, 2001.

The Company’s sales by geographic area based on the location of the customers are as follows:

	For Year ended
	September 30 2003	September 30 2002	August 31, 2001
	(Amounts in thousands)
Europe	$18,377	$16,478	$27,981
North America	12,803	10,225	13,411
Asia	1,335	1,408	524

Totals	$32,515	$28,111	$41,916

Long-lived assets by geographic location at September 30, 2003 and 2002 were as follows:

	September 30, 2003	September 30, 2002
United States	$3,630	$1,383
Europe	310	381

Totals	$3,940	$1,764

15.    Restructuring Expenses

For the years ended September 30, 2003, as part of the Company’s cost cutting measure, the Company recorded charges of approximately $318,000 related to the termination of 7 employees in Germany, United

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND AUGUST 31, 2001

Kingdom and United States of America relating to the Service and system integration, Systems and E-business segments, respectively, and the cost of closing an office in Germany. The severance cost was $292,000 which had all been paid by the end of the fiscal year. The Company booked an accrual of $26,000 for the closing cost for the office in Germany which will be paid on a monthly basis until the lease is terminated in November 2004. This closing cost includes maintenance, utilities and rent. The Company incurred severance expenses of $394,000 and $85,000 for the years ended September 30, 2002 and August 31, 2001 related to reductions in its workforce of 21 and 2 employees, respectively. All severance amounts have been paid as of fiscal year end September 30, 2003.

16.    Valuation and Qualifying Accounts

The Company had the following activity for the allowance for doubtful accounts:

	Years ended September 30,		Year end August 31, 2001
	2003	2002
	(Amount in thousands)
Balance beginning of year	$231	$238	$409
Charged to expense	118	58	—
Usage	(21)	(65)	(148)

Balance end of year	$328	$231	$261

The company has the following activity for the inventory reserve:

Balance beginning of year	$(5,770)	$(5,662)	$(5,635)
Charged to cost of sales	(522)	(797)	(1,382)
Usage	197	689	1,343

Balance end of year	$(6,095)	$(5,770)	$(5,674)

17.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2003 and 2002:

(Amounts in thousands, except per share amounts)

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2003
Net Sales	$8,179	$6,413	$6,961	$10,962	$32,515
Gross Profit	1,916	2,182	2,322	2,790	9,210
Net loss	(395)	(204)	(340)	(445)	(1,384)
Net loss per share—diluted(a)	$(0.11)	$(0.06)	$(0.10)	$(0.12)	$(0.39)

2002
Net Sales	$6,500	$6,190	$7,815	$7,606	$28,111
Gross Profit	1,871	1,525	2,699	2,238	8,333
Net loss	(943)	(907)	(84)	(3,729)	(5,663)
Net loss per share—diluted(a)	$(0.27)	$(0.26)	$(0.02)	$(1.06)	$(1.61)

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

Overview

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market software for E-business and messaging solutions and image processing software, network management, security and storage systems integration services and high-performance cluster computer systems.

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

MODCOMP, Inc. is a multinational business operation that develops and markets E-business and messaging solutions and provides network management, storage systems and security integration services including consulting, system integration and outsourcing. MODCOMP expanded its United States of America reseller operations for hardware and software with the acquisition of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003. Technisource will operate as the System and Solutions Division of the Company. MODCOMP announced OpenXport and enterprise level message broker based on Dresdner Kleinwort Wasserstein’s open source messaging adapter technology and MODCOMP’s software development expertise to offer customized communication solutions. This expands our messaging products which includes Xport, a messaging server that handles high throughput messages between host systems and client devices like fax, email and telex. In addition, MODCOMP develops and markets ViewMax, which is a development software that allows companies to rapidly re-engineer and integrate their legacy application with Internet technologies and AIM66, which is a multichannel transaction server software that supports WAP, GPRS, I-mode and UMTS which are critical for the 3G wireless deployment in Europe. The company sells all of its products through its own direct sales force in the United States of America (the “U.S.”), Germany and United Kingdom. It also sells their products and services through distributors in the rest of the world.

The Company has another business operation, Scanalytics Inc., which develops and markets imaging systems for molecular and cell biology. Its revenues are reported in the other software segment. Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including Digital Microscopy, Genomics, and High-Throughput Screening. Scanalytics sells both directly and through a network of distributors and resellers.

The CSPI MultiComputer Division of CSP Inc. is another business operation that reports its activity in the systems segment. The MultiComputer Division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense multiprocessing systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the U.S. and via distributors in the rest of the world.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill and intangible assets, income taxes, deferred compensation and retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; inventory valuation, goodwill impairment and deferred compensation and retirement plans.

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems integration services and high-performance cluster computer systems. In accordance with generally accepted accounting principles in the United States of America and when all other revenue recognition criteria have been met. The Company enters into transactions to sell products (hardware and software), services and multiple element arrangements that may include any combination thereof. The Company evaluates revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

Evidence of an arrangement: Before revenue is recognized, the Company must have evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

Delivery: For products, delivery is considered to occur when hardware or the media containing software products are shipped and title and risk of loss have been transferred or, in the case of electronic delivery of software, the customer is given access to the licensed software programs. For services, delivery is considered to occur when the contracted services are provided.

Fixed or determinable fee: The Company considers a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.

Collection is deemed probable: At the time of the transaction, the Company conducts a credit review of each customer involved in a significant transaction with the Company to determine the creditworthiness of the customer. Collection is deemed probable if management expects the customer to be able to pay amounts under the arrangement as those amounts become due. If management determines that collection is not probable, the Company recognizes revenue when collection becomes probable (upon cash collection).

The following policies are applicable to CSPI’s major categories of revenue transactions:

Systems Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Service and System Integration Revenue and E-business Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; System integration revenue and E-business revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. . Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s service agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

Third-party hardware and third-party software is recognized when the Revenue Recognition Criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Other Software Revenue

CSPI sells its software offerings and recognizes its revenue as follows:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-9. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectibility is probable when revenue recognition criteria of SOP 97-2 are met. If collectibility is not considered probable, revenue is recognized when cash is collected.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Multiple Element Arrangements

In certain circumstance, the Company enters into revenue arrangements as a result of which the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on specific objective evidence of fair value. Specific objective evidence of fair value is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met.

Valuation Allowances

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

The Company records a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and the U.S. losses over the last three years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income in the U.S. over the last three years and lack of significant orders, the Company established a valuation allowance for the entire U.S. deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or NOLs expire, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences

In assessing the realizability of our deferred tax assets, the Company considers and relies upon projections of future income. The key assumptions in the projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Factors That May Affect Future Performance”. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from the assumptions, the projections would be affected and hence the assessment of realizability of the Company’s deferred tax asset may change. If the Company is awarded a significant contract the Company projections will be impacted and the Company may reverse the valuation allowance against the deferred tax asset.

Inventory Valuation

The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Goodwill

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on October 1, 2002. The Company completed the initial step of the required impairment test based on the comparison of the fair value of the reporting units with their respective carrying values as of October 1, 2002 and concluded that there was no impairment indicated as of October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of the impairment. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. The Company performs the impairment analysis at the operating segment level.

In testing for potential impairment of goodwill, SFAS 142 requires the Company to: (1) allocate goodwill to the various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses. This may require independent valuations. Only after this process is completed, is the amount of goodwill impairment determined.

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business, and significant negative industry or economic trend. In evaluating the impairment of goodwill, the Company considered a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company’s annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying businesses. In addition, management makes certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. Management also considers the Company’s market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company’s assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

As of September 30, 2003, the Company had $2,996,000 in Goodwill compared to $582,000 as of September 30, 2002. An impairment charge of $365,000 was recorded related to goodwill during the year ended September 30, 2003 relating to the Other software segment. In evaluating the impairment of goodwill, management considered a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company’s annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses.

The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. In addition, management makes certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. Management also considers the Company’s market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The Company’s key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Deferred Compensation and Retirement Plans

In United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies. The plan assumptions in the U.S. include a discount rate of 7%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. If factors differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The amount of the deferred retirement compensation and retirement plans was $8,331,000 at September 30, 2003.

Results of Operations—2003 Compared to 2002

For the fiscal year ended September 30, 2003, sales increased to $32.5 million, compared to $28.1 million for fiscal year ended September 30, 2002. Net loss for the year ended September 30, 2003 was $1.4 million or $0.39 per share compared with a net loss of $5.7 million or $1.61 per share for fiscal year ended September 30, 2002. Excluding the impairment charge of $480,000, restructure charges of $318,000, and increase in valuation allowance for deferred taxes of $470,000, the Company reported a net loss of $116,000 or $0.03 per share for fiscal year 2003. This compares with a net loss of $2.0 million or $0.58 in 2002 excluding the valuation allowance for deferred taxes of $3.3 million and a restructuring charge of $394,000.

The following table details certain components of the Company’s pro-forma adjusted net loss in fiscal years September 30, 2003 and 2002 the presentation of which is not in accordance with generally accepted accounting principles the U.S.:

	Fiscal 2003	Fiscal 2002
	(Amounts in thousands, except per share data)
Net loss	$(1,384)	$(5,663)
Valuation allowance for deferred taxes	470	3,327
Impairment of goodwill	365	—
Restructuring charge	318	394
Tax effect of exclusion of effect of sale of French operation and exclusion of restructuring charge	—	(89)

Net loss, excluding the effect of the change in the valuation reserve for deferred tax, impairment of goodwill, sale of French operation and excluding restructuring	$(231)	$(2,031)

Net loss per share—basic and diluted, excluding the effect of sale of French operation and excluding, valuation allowance for deferred taxes and restructuring charge	$(0.07)	$(0.58)

Weighted average shares outstanding—basic and diluted	3,534	3,524

Revenue

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

The following table details the Company’s sales by operating segment for fiscal years September 30, 2003 and 2002:

	2003	% of Total	2002	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$5,488	17%	$7,531	27%
Service and system integration	24,499	75	17,226	61
E-business Software	1,186	4	1,811	6
Other Software	1,342	4	1,543	6

Total	$32,515	100%	$28,111	100%

The Company reported net sales of $32.5 million for fiscal year 2003 compared to $28.1 million for fiscal year 2002. This represented an increase of 16% or $4.4 million. The majority of this increase in revenue was due to the increase in Service and system integration sales primarily as a result of the acquisition of Technisource Hardware, Inc. (Technisource) on May 30, 2003, which accounted for $4.8 million in sales since the acquisition. System sales for fiscal year 2003 were $5.5 million compared to $7.5 million for fiscal year 2002, representing a decline of $2.0 million or 27%. Service and system integration sales were $24.5 million for fiscal year 2003 compared to $17.2 million for fiscal year 2002. This represented an increase of $7.3 million or 42% of the total change between fiscal years. Both E-business and other software sales also declined approximately 35% and 13%, respectively from the prior year.

The System sales decrease was due to the fact that in the prior fiscal year the Company had end of life MODCOMP’s real-time process control systems and MultiComputer SuperCard product lines. There was a substantial drop in revenue. Last year, the Company had sales of approximately $2.8 million compared with $.3 million this year of these products. The SERIES 2000 product line of the MultiComputer division, which represents the largest portion of the systems sales, represented 87% of segment sales during fiscal year 2003 as compared to 50% in fiscal year 2002. There was an increase of 27% in sales compared with the same period of the prior fiscal year. The increase revenue was due to the continued utilization of the product line by the U.S. defense community for various applications. The Company still has not won a deployment but the Company announced on September 23, 2003 it had been awarded a contract with Lockheed Martin to provide advanced 2000 SERIES MultiComputer products and technology for use in the next generation radar in the U.S. Navy’s advanced E-2C Hawkeye aircraft. The System development and demonstration (SD &D) contract value is approximately $6 million. Lockheed Martin will license technology from the Company for a ruggedized version of the CSPI 2000 SERIES product. The E-2C Hawkeye is slated to replace the current AN/APS-145 airborne radar system by 2010. In the SD &D phase Lockheed Martin is scheduled to produce five radar systems for qualification, testing and reliability checking by the Navy. A full-scale production program to outfit all 75 aircraft in the proposed E2-C fleet is expected to be competed by 2020 according to officials at Lockheed Martin.

The current products offered in the Systems segments are the Series 2842, and FastCluster™ which are powered by the newest PowerPC processors, including those incorporating Altivec™ technology from Motorola. Systems may be configured with 16 to 1,000 processor nodes interconnected with high speed Myrinet switches from Myricom, Inc. The Company recently announced the newest version of SERIES 2000 StarGate Model 2923 I/O blade which includes 1 GHz 7457 PowerPc microprocessor with AltiVec technology and 1GB memory subsystem.

The SuperCard, and real-time process control classic product lines accounted for 8% and 5% of System sales, respectively, for fiscal year 2003 compared to 13%, and 37%, respectively, for the prior fiscal year. The Company will continue to supply a limited number of spares and systems for these products to the extent that it has completed units in its inventory. These units are only sold to existing customers. The sales of these products will decline to zero over the next few years.

Sales for Service and systems integration represented 75% of total sales for fiscal year 2003 compared with 61% in the prior fiscal year. The increase in systems and service integration revenue of $7.3 million was due in large part to the acquisition of Technisource, which represented 66% of the increase. The balance of the increase was for sales of our German subsidiary which provided large system and storage upgrades to our customers.

E-business software sales decreased 35% and represented 4% of total sales for fiscal year 2003. This segment’s decline was due to the current market conditions and the lack of projects related to the various services it provides using third party products and use of its own developed products such as ViewMax® Web-to-Host software.

Other software sales represented 4% of total sales for fiscal year 2003 and 6% in fiscal year 2002, a decrease from the prior year of 13%. The lower sales was due in part to budget cuts in the research community spending, and delays in getting current product updates in the field for the MAC and window IP lab software.

The updates were released late in the third quarter of our fiscal year The Company had improved sales in the fourth quarter and represented 28% of the annual sales. The other software sales are from Scanalytics sale of products and services.

European sales accounted for $18.4 million or 57% of total sales for fiscal year 2003 compared to $16.5 million or 59% of total sales for the prior year. European sales were primarily from the Company’s subsidiaries in Germany and the United Kingdom. The increase from the prior year was primarily due to the increase in orders from our German telecom customers. Historically, in excess of 60% of the Company revenues have come from the international market.

Cost of Sales

Cost of sales as a percentage of revenue increased to 72% compared to 70% for the prior year. The increase in cost of sales was due to a $987,000 decline in gross margin in the Service and system integration business. This was due in part to competition, significant price cuts by a number of our suppliers of hardware products such as HP and EMC and increase in the allocation of overhead. The Systems cost of sales decrease was due to lower obsolete parts and products and improved manufacturing efficiencies in the MultiComputer division. The Other software decreased cost of sales was due to the increase in software product sales compared to the total sales of the segment.

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2003 and 2002 (amounts in thousands):

	Systems	Service and system integration	E-Business Software	Other Software	Total
2003
Sales	$5,488	$24,499	$1,186	$1,342	$32,515
Cost of sales	2,672	19,736	614	283	23,305

Gross margin $	2,816	4,763	572	1,059	9,210
Gross margin %	51%	19%	48%	79%	28%

2002
Sales	$7,531	$17,226	$1,811	$1,543	$28,111
Cost of sales	4,988	13,450	915	425	19,778

Gross margin $	2,543	3,776	896	1,118	8,333
Gross margin %	34%	22%	49%	72%	30%

Engineering and Development Expenses

Engineering and development expenses decreased 5% from $3.7 million for fiscal year ended September 30, 2002 to $3.5 million for fiscal year ended September 30, 2003. “System segment” expense remained consistent with the prior year and accounted for 45% of the total expense for fiscal year 2003 and 2002. “Service and system integration segment” accounted for 23% of total engineering and development expense for fiscal year 2003 compared to 24% for the prior year. The decrease was due to the reduction in staff and redeployment of staff to support sales efforts. E-business expenses remained consistent with the prior year and accounted for 18% and 17% of the total expense for the fiscal years 2003 and 2002, respectively. Other software also remained consistent with the prior year and accounted for 14% of the total expense for the fiscal years 2003 and 2002.

The following table details engineering and development expenses by operating segment for fiscal years ending September 30, 2003 and 2002 (amounts in thousands):

	2003	% of Total	2002	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,584	45%	$1,687	45%
Service and system integration	816	23	882	24
E-business Software	632	18	631	17
Other Software	511	14	537	14

Total	$3,543	100%	$3,737	100%

Sales, General and Administrative

Selling, general and administrative expense increased $0.1 million or 1% to $8.0 million for fiscal year September 30, 2003 compared to $7.9 million for fiscal year ended September 30, 2002. The increase was due to the addition of the Technisource operation for three months, impairments of goodwill charge, which was offset by some of the benefits of the cost cutting and containment programs of the Company. The Company has been reducing staff and closing non-productive units over the last four years that do not fit with the Company’s strategic plan.

The following table details Selling, general and administrative expense by operating segment for fiscal years ending September 30, 2003 and 2002 (amounts in thousands):

	2003	% of Total	2002	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,546	19%	$2,464	31%
Service and system integration	4,556	57%	3,541	45
E-business Software	1,027	13%	968	12
Other Software	863	11%	949	12

Total	$7,992	100%	$7,922	100%

Systems selling, general and administrative expense for fiscal year 2003 increased by 1% from the prior year. The Company had staff reductions of 15 individuals in the sales, general and administrative area: 2 from MultiComputer division, 6 from Germany, 3 for United Kingdom, and 4 for Florida. There was reduction in outside services expenses for marketing and human resources for the MultiComputer division but the Company had increased costs for legal, audit and tax services related to the change in our independent accountants and the costs associated with meeting the requirements of the Sarbanes-Oxley Act. The increase cost of Service and system integration was 29% over the prior fiscal year. Approximately $675,000 or 67% of the increase was for the expenses of Technisource for the three months that the operation has been owned by the Company.

E-business increased 6% over the prior fiscal year which was due to stronger United Kingdom and German currency which represent 70% of the increase. Other software decreased by 9% over prior fiscal year due to the cost cutting and containment program.

Restructuring Expense

In the fiscal years ended September 30, 2003 and 2002, the Company reduced its workforce by 7 and 21 individuals with severance expenses of $290,000 and $394,000 related to the Service and System Integration, Systems and E-business segments. In fiscal year 2003 the Company closed an operation in Germany which included approximately $28,000 for the rent and maintenance cost of the facility through November 2004. The amount has been accrued for in fiscal year 2003 and will be paid over the remainder of the lease. The total restructure expense for fiscal year 2003 was $318,000. These actions will reduce expenses on an annualized basis by approximately $1,800,000.

Other Income/Expenses

Other income/expenses of $1,456,000 is primarily from gain on foreign exchange relating to a loan between two of the Company’s foreign subsidiaries. The decreased investment income of approximately $204,000 or 42 % between fiscal years was due to the changes in the prevailing investment market with reduced rates on short-term investments and the reduction in the amount of available funds for investing which was used to purchase Technisource and fund the business.

Income taxes

The Company had a tax benefit of $.2 million which was mainly due to the benefit realized for the foreign operation in Germany. The Company recorded a valuation allowance for the deferred tax assets for the U.S. operations due to the continued losses sustained over the last three years. Management believes that it is more likely than not that some portion of the deferred tax asset will be realized. The Company is currently involved in a number of procurement opportunities that could generate the U.S. revenue and could result in the reduction in the valuation allowance.

Results of Operations—2002 Compared to 2001

For the fiscal year ended September 30, 2002, sales decreased to $28.1 million, compared to $41.9 million for fiscal year ended August 31, 2001. Net loss for the year ended September 30,2002 was $5.7 million or $1.61 per share compared with a net loss of $2.9 million or $0.82 per share for fiscal year ended August 31, 2001.

The following table details certain components of the Company’s pro-forma adjusted net loss in fiscal years September 30 2002 and August 31, 2001, the presentation of which is not in accordance with generally accepted accounting principles the U.S.:

	Fiscal 2002	Fiscal 2001
	(Amounts in thousands, except per share data)
Net loss	$(5,663)	$(2,885)
Valuation allowance for deferred taxes	3,327	1,218
Effect of sale of French operation	—	423
Restructuring charge	394	85
Tax effect of exclusion of effect of sale of French operation and exclusion of restructuring charge	(89)	(67)

Net loss, excluding the effect of the change in the valuation reserve for deferred tax, sale of French operation and excluding restructuring	$(2,031)	$(1,226)

Net loss per share—basic and diluted excluding the effect of sale of French operation and excluding, valuation allowance for deferred taxes and restructuring charge	$(0.58)	$(0.35)

Weighted average shares outstanding—basic and diluted	3,524	3,527

Revenue

The following table details the Company’s sales by operating segment for fiscal years September 30, 2002, and August 31, 2001

Sales Revenue:	2002	% of Total	2001	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$7,531	27%	$8,430	20%
Service and system integration	17,226	61	29,693	71
E-business Software	1,811	6	1,906	5
Other Software	1,543	6	1,887	4

Total	$28,111	100%	$41,916	100%

The Company reported net sales of $28.1 million for fiscal year 2002 compared to $41.9 million for fiscal year 2001. This represented a decrease of 33% or $13.8 million. 91% of the decrease in revenue was primarily due to the decline in Service and system integration sales. System sales for fiscal year 2002 were $7.5 million compared to $8.4 million for fiscal year 2001, representing 7% of the decrease.

The System sales decrease was due to the slower than anticipated procurement in defense industry purchases of the Series 2000 and FastCluster products. Company system sales continued to feel the affects of protracted delays in defense appropriations and the worldwide weakness in technology spending which continued to negatively affect our financial results. During the fiscal year, the Company was part of a team that lost a bid for the procurement of the next generation Destroyer for the US Navy (DD-X Program).

The SuperCard, Series 2000 and real-time process control classic product lines accounted for 13%, 50% and 37% of system sales, respectively, for fiscal year 2002 compared to 13%, 67%, 18% respectively, for the prior fiscal year. In fiscal 2002, the Company discontinued production of the SuperCard and real-time process control system. The announcement of the end of life for the real-time system provided a non-recurring increase in sales of the systems over the prior year by approximately 150%.

Sales for systems and service integration represented 61% of total sales for fiscal year 2002 compared with 71% in the prior fiscal year. The decrease in revenue of $12.5 million was due to third-party products and integration services sales primarily in Germany and the continued decline in real-time legacy systems service revenue. The effects of the global telecom and IT spending retrenchment, including several of our key telecom customers that dramatically reduced their technology budgets which as a result hindered our sales results. This included a temporary capital-spending freeze by a significant customer.

E-business software sales decreased 6% and represented 5% of total sales for fiscal year 2002. This segment’s decline was due to the current market conditions and the lack of projects related to the ViewMax® Web-to-Host software and AIM66™ wireless. The AIM66™ wireless product is multichannel transaction server software for the wireless telecom market access.

Other software sales represented 6 % of total sales for fiscal year 2002, a decrease from the prior year of 18%. The other software sales are from products of Scanalytics.

European sales accounted for 59% of total sales for fiscal year 2002 compared to 67% for the prior year. European sales were primarily from the Company’s subsidiaries in Germany and the United Kingdom. The decrease from the prior year was primarily due to the decline in orders from our German telecom customers.

Cost of Sales

Cost of sales as a percentage of revenue decreased to 70% compared to 76% for the prior year. The decrease in cost of sales was due to improved gross margin in the system and system integration business. This was due to reductions in staff for the service operations and change in the mix of integration services sales with larger service content from third-party equipment, which has a lower cost of sales component and reduction in the amount of inventory written off. Inventory write-offs of Systems products and obsolete parts for end of life during the year was of approximately $.7 million.

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

Engineering and Development Expenses

Engineering and development expenses decreased 3% from $3.8 million for fiscal year ended August 31, 2001 to $3.7 million for fiscal year ended September 30, 2002. “System segment” expense accounted for 45% of the total expense for fiscal year 2002 compared to 48% for the prior year. This decrease is mainly attributed to staff reductions, lower expenses for pre-production materials and outside services, and the reduction in the depreciation expenses for fully depreciated equipment. “Service and system integration segment” accounted for 24% of total engineering and development expense for fiscal year 2002 compared to 28% for the prior year. The decrease was due to the reduction in staff and redeployment of staff to support their efforts in E-business. E-business expenses increased by 24% over the prior year due to the shift of personnel from individual projects or orders fulfillment to working on product enhancements. “Other software” increased by 27% over the prior fiscal year due to the addition of an engineer to complete work on the Windows product features and enhancements.

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

Sales, General and administrative

Selling, general and administrative expense decreased $1.0 million or 11% to $7.9 million for fiscal year September 30, 2002 compared to $8.9 million for fiscal year ended August 31, 2001.

	2002	% of Total	2001	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$2,464	31%	$1,508	17%
Service and system integration	3,541	45	5,305	59
E-business Software	968	12	1,756	20
Other Software	949	12	336	4

Total	$7,922	100%	$8,905	100%

Systems selling, general and administrative expense for fiscal year 2002 increased by 63% from the prior year. This was mainly attributable to increased costs for outside service to assist after staff reductions. The decrease cost of Service and system integration was 33% over the prior fiscal year. The decrease relates to reduction in staff, sales commission and outside services.

E-business selling, general and administrative expenses had a reduction of 45% over the prior fiscal year. The reduction was due to staff reductions in 2002. Other software increased by 182% over prior fiscal year. The increase in other software was related to corporate services.

Restructuring Expense

In the fiscal years ended September 30, 2002 and August 31, 2001 and 2000 the Company reduced its workforce and as a result incurred severance expenses of approximately $394,000, $85,000, and $64,000 related to the Service and System Integration, Systems and E-business segments respectively. These actions will reduce expenses on an annualized basis by approximately $1,520,000.

Other Income/Expenses

Other income/expenses of $348,000 is primarily from investment income related to its cash and cash equivalents and investments. The decreased investment income of approximately $94,000 or 16 % between fiscal years was due to the changes in the prevailing investment market with reduced rates on short-term investments.

Income taxes

The Company had a tax expense of $2.3 million which was mainly due to the recording a valuation allowance for the deferred tax asset of approximately $3.3 million. This valuation allowance was established because the Company sustained significant losses in the US operations over the last two years. In addition, the Company did not currently have any large contracts in the U.S.

For the fiscal year ended September 30, 2002, sales decreased to $28.1 million, compared to $41.9 million for fiscal year ended August 31, 2001. Net loss for the year ended September 30,2002 was $5.7 million or $1.61 per share compared with a net loss of $2,9 million or $0.82 per share for fiscal year ended August 31, 2001.

Liquidity and Capital Resources

The Company’s cash and marketable securities decreased by $5.3 million to $10.5 million as of September 30, 2003 as compared to $15.8 million as of September 30, 2002. In fiscal year 2003, the Company used approximately $1.2 million in cash from operations compared to generate $1.5 million in fiscal year 2002. The significant decrease in cash generated from operations was primarily due to the increase in accounts receivable. The $2.7 million decrease in the amount of cash used in operations during fiscal year 2003 compared to fiscal year 2002 was primarily due to a $1.4 million in net loss, increases in accounts receivable and increases in accounts payable and accrued expenses and income taxes payable.

The Company provided approximately $1.4 million from investing activities during fiscal year 2003. During fiscal year 2003, the Company’s investing activities consisted of net sale of marketable securities of $4.7 million and $.5 million for the purchases of property and equipment, In fiscal year 2003 the Company’s MODCOMP Inc. subsidiary acquired the third party reseller of hardware and software products, Technisource for approximately $2.8 million in cash. During 2002, the Company’s investing activities consisted of net purchase of marketable securities $54,000 and $.5 million for purchases of computers, furniture and equipment.

The Company continues to invest in short term investments to maximize its return with limited expose of its principal.

The Company provided approximately $26,000 and $44,000 in cash from financing activities during fiscal years 2003 and 2002, respectively. During 2003 and 2002, financing activities generated $28,000 and $40,000 from the employee stock purchase plan. Repurchases of treasury stock of $2,000 in 2003 and $4,000 distribution of treasury stock in 2002.

New legislation relating to United Kingdom pensions has been implemented and the Company was not required to make changes to the statutory funding requirements. The Company may be required to infuse cash in the United Kingdom pension plan in the future to satisfy a portion of the $3.4 million unfunded pension obligation.

The following is a schedule of the Company’s contractual obligation outstanding at September 30, 2003:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
Operating leases	$2,505	$1,400	$1,105	—	—
Retirement Obligations	8,331	341	1,000	1,100	5,491

	$10,836	$1,741	$2,105	$1,100	$5,491

Management believes that the Company’s available cash and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal years 2003, 2002 or 2001. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 2003	September 2002	August 2001	August 2000	August 1999
Operating Statement Data:
Sales	$32,515	$28,111	$41,916	$62,021	$51,695
Costs and expenses	35,523	31,831	44,828	60,914	49,684

Operating income (loss)	(3,008)	(3,720)	(2,912)	1,107	2,011
Other income	1,456	348	190	561	612

Income (loss) before taxes	(1,552)	(3,372)	(2,722)	1,668	2,623
Provision (benefit) for income taxes	(168)	2,291	163	993	1,364

Net income (loss)	$(1,384)	$(5,663)	$(2,885)	$675	$1,259

Net income (loss) per share—diluted	$(0.39)	$(1.61)	$(0.82)	$0.18	$0.35

Weighted average number of shares—diluted	3,534	3,524	3,527	3,663	3,641

Balance Sheet Data:
Cash and investments	$10,494	$15,826	$13,728	$15,544	$14,265
Working capital	14,049	18,212	21,928	21,609	23,469
Total assets	26,425	26,242	32,349	37,056	37,113
Long term obligations	8,010	7,373	5,341	3,608	3,573
Total liabilities	14,493	11,934	10,047	9,610	9,748
Retained earnings	8,654	10,038	16,359	19,962	19,287
Shareholders’ equity	11,932	14,308	22,302	27,446	27,365

CSP INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

(Amounts in thousands, except percentage information)

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales Fiscal year ended September			Period to Period Dollar changes
	2003	2002	2001	2003 compared to 2002	2002 compared to 2001
Sales	100.0%	100.0%	100.0%	$4,404	$(13,805)
Costs and expenses:
Cost of sales	71.7%	70.4%	76.4%	3,527	(12,237)
Engineering and development	10.9%	13.3%	9.1%	(194)	(86)
Selling, general and administrative	24.6%	28.2%	21.2%	70	(983)
Impairment charge on goodwill	1.1%	—%	—%	365	—
Restructuring	1.0%	1.4%	0.2%	(76)	309
Total costs and expenses	109.3%	113.2%	106.9%	3,692	(12,997)
Operating loss	(9.3)%	(13.2)%	(6.9)%	712	(808)
Other income	4.5%	1.2%	0.4%	1,108	158
Loss before income taxes	(4.8)%	(12.0)%	(6.5)%	1,820	(650)
Provision (benefit) for income taxes	(0.5)%	8.1%	0.4%	(2,459)	2,128
Net loss	(4.3)%	(20.1)%	(6.9)%	$4,279	$(2,778)