Form 10-Q
period 2003-12-31
CSP INC /MA/
filed 2004-02-11
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            December 31, 2003

or

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
                  (State or other jurisdiction of                                              ( I.R.S. Employer
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

                                Class                                                             Outstanding February 11, 2004
           Common Stock, $.01 par value                                                3,555,286 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and September 30, 2003	3
	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23
Item 3	Qualitative and Quantitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	24
Item 5.	Other information	24
Item 6.	Exhibits & Reports on Form 8-K	24

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	December 31,	September 30,
	2003 2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,470	$3,129
Short-term investments	7,817	7,365
Accounts receivable, net	5,940	5,429
Inventories	2,507	2,034
Refundable income taxes	358	1,095
Deferred income taxes	603	291
Other current assets	927	1,189
Total current assets	21,622	20,532

Property, equipment and improvements, net	936	944
Other assets:
Long-term investments	250	250
Goodwill, net	2,996	2,996
Cash surrender value life insurance	1,607	1,549
Other assets	125	154
Total other assets	4,978	4,949

Total assets	$27,536	$26,425

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,185	$5,409
Deferred compensation and retirement plans	341	341
Income taxes payable	619	733
Total current liabilities	7,145	6,483
Deferred compensation and retirement plans	8,464	7,990
Other long-term liabilities	20	20
Total liabilities	15,629	14,493
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued
4,127 and 4,109 shares	41	41
Additional paid-in capital	11,345	11,303
Retained earnings	8,426	8,654
Accumulated other comprehensive loss	(5,046)	(5,207)
	14,766	14,791
Less treasury stock, at cost, 572 shares	(2,859)	(2,859)
Total shareholders' equity	11,907	11,932
Total liabilities and shareholders' equity	$27,536	$26,425
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)

	For the three months ended
	December 31,	December 31,
	2003	2002
Sales:
Systems	$ 1,028	$ 633
Service and system integration	10,175	6,867
E-business software	294	338
Other software	303	341
Total sales	11,800	8,179

Cost of Sales:
Systems	426	479
Service and systems integration	8,321	5,579
E-business software	82	127
Other software	74	78
Total cost of sales	8,903	6,263

Gross profit	2,897	1,916

Operating expenses:
Engineering and development	766	882
Selling, general & administrative	2,347	1,703
Total operating expenses	3,113	2,585

Operating loss	(216)	(669)

Other income(expense):
Foreign exchange gain	2	448
Other income	68	32
Total other income, net	70	480

Loss before income taxes	(146)	(189)

Provision for income taxes	82	206

Net loss	$(228)	$(395)

Net loss per share - basic and diluted	$(0.06)	$(0.11)
Weighted average shares outstanding - basic	3,555	3,532
and diluted

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(228)	$(395)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	120	182
Non-cash changes in accounts receivable and inventory allowances	66	105
Deferred compensation and retirement plans	62	77
Refundable income taxes	761	--
Deferred income taxes	(278)	--
Cash surrender value life insurance	(58)	--
Other assets	28	(28)
Changes in current assets and liabilities:
Increase in accounts receivable	(325)	(2,180)
Increase in inventories	(533)	(201)
Decrease (increase) in other current assets	303	(241)
Increase in accounts payable and accrued expenses	655	147
(Increase) Decrease in income taxes payable	(162)	467
Net cash provided by (used in) operating activities	411	(2,067)
Cash flows from investing activities:
Purchases of available-for-sale securities	(100)	(107)
Purchases of held-to-maturity securities	(780)	(561)
Sales of available-for-sale securities	36	116
Maturities of held-to-maturity securities	392	1,504
Purchase of property, equipment and improvements	(112)	(57)
Net cash provided by (used in) investing activities	(564)	895
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	34	12
Proceeds from stock options	9	--
Net cash provided by financing activities	43	12
Effects of exchange rate on cash and cash equivalents	451	(320)
Net increase (decrease) in cash and cash equivalents	341	(1,480)
Cash and cash equivalents, beginning of period	3,129	3,835
Cash and cash equivalents, end of period	$3,470	$2,355

Supplementary cash flow information:
Cash paid for income taxes, net	$156	$12
Cash paid for interest	$25	$74

See accompanying notes to consolidated financial statements.

                                                      CSP INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

1.    Summary of Significant Accounting Policies

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the Company's reported net loss is as follows:
	For the three months ended
	December 31,	December 31,
	2003	2002

	(Amounts in thousands,
	except per share)
Net loss	$(228)	$(395)

Weighted average number of shares outstanding - basic	3,555	3,532
Incremental shares from the assumed exercise of stock options	--	--
Weighted average number of shares outstanding - dilutive	3,555	3,532

Net loss per share - basic	$(0.06)	$(0.11)
Net loss per share - diluted	$(0.06)	$(0.11)

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three month periods ended December 31, 2003 and 2002, due to the Company's net loss, all of the outstanding options of 516,344 and 454,124, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

Stock Option Plans

SFAS 123, "Accounting for Stock-Based Compensation," amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. As permitted by SFAS 148, the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the fourth quarter of fiscal year 2003.

The Company accounts for stock based compensation using the intrinsic value method prescribed in ABP Opinion No. 25 whereby the stock options are granted at market price and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company's stock option plans had been determined based upon fair value at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net earnings, basic and diluted earnings per common share would have been as follows:

		Three months ended
	December 31,	December 31,
	2003	2002
	(Amounts in thousands except per share)

Net loss	$(228)	$(395)

Deduct: Stock based employee
Compensation expense determined
under fair value based method for
all awards, net of related tax effects	(36)	(37)

Pro forma net loss	$(264)	$(432)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.11)
Basic and diluted, pro forma	$(0.07)	$(0.12)

Weighted average shares outstanding - basic and diluted	3,555	3,532

In January 2003, the FASB issued SFAS 132(revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" which retains all of the disclosures that are required by FASB 132 and includes several additional disclosures. It also amends APB Opinion 28 "Interim Financial Reporting" to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132(revised 2003) are effective for fiscal years ending after June 15, 2004. The interim disclosure provisions are effective for interim periods beginning December 15, 2003 (March 31, 2004 for a calendar year-end company). The Company has adopted the provisions of SFAS 132(revised 2003) in the first quarter of fiscal year 2004.

Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform to the 2004 presentation.

  Business acquired

On May 30, 2003 the Company acquired certain assets of Technisource Hardware, Inc., a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The total purchase price was $2,827,000 of which $2,701,000 was paid in cash plus $126,000 of transaction costs directly related to the acquisition. The transaction resulted in $2,779,000 in goodwill.

The acquisition was accounted for as a purchase. CSP Inc. consolidated results of operations include the operating result of the acquired company from the acquisition date. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired.

The following unaudited pro forma financial information is not necessarily indicative of the Company's results of operations that would have occurred had the transaction taken place at the beginning of periods presented or future results of the combined companies.
	For the three months ended
	December 31,	December 31,
	2003	2002
Actual Pro Forma
(Amounts in thousands except per share)

Total revenue	$11,800	$10,425

Operating loss	$(216)	$(418)

Net loss	$(228)	$(252)

Loss per share	$(0.06)	$(0.07)

3. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2003	2003
	(Amounts in thousands)

Raw materials	$1,361	$775
Work in process	348	119
Finished goods	798	1,140
Total	$2,507	$2,034

4. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. The Company has repurchased 571,675 or 77% of the total shares authorized to be purchased as of December 31, 2003.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income are as follows:
	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)
		(Amounts in thousands)

Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)
Change in period	30	131	--	161
Balance December 31, 2003	$42	$(1,510)	$(3,578)	$(5,046)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	$(1,161)	$(3,310)	$(4,470)

6. Goodwill

On October 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires the Company to evaluate its existing goodwill that was acquired in prior purchase business combinations. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible is then determined to have an indefinite useful life, the Company was required to test the goodwill for impairment in accordance with the provisions of SFAS No. 142.

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 and 2002 are as follows:
		Service and
	Other	System
	Software	Integration	Total
		(Amounts in thousands)
Balance as of September 30, 2003	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of December 31, 2003	$217	$2,779	$2,996

Balance as of September 30, 2002	$582	$ --	$ 582
Goodwill amortization	--	--	--
Balance as of December 31, 2002	$582	$ --	$ 582

7. Deferred Compensation and Retirement Plans

The components of net period benefit cost related to the U.S. and international deferred compensation and retirement plans are as follow (Amounts in thousands)
	Pension		Post Retirement
	Three months ended		Three months ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Service cost	$38	$29	$2	$2
Interest cost	72	195	13	12
Expected return on plan assets	--	(67)	--	--
Amortization of:
Prior service costs/(gains)	1	30	--	--
Net transition asset	--	(28)	--	--
Total cost	$111	$159	$15	$14

The Company does not anticipate that it will have to make any contributions for the fiscal year ended September 30, 2004 based upon the expected return on the plan assets.

8. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):
		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 12/31/03
Net Sales	$1,028	$10,175	$294	$303	$11,800
Income(loss) from operations	(134)	175	(144)	(113)	(216)
Identifiable assets	9,399	17,125	495	517	27,536
Capital expenditures	85	26	1	--	112
Depreciation and amortization	44	71	2	3	120

Quarter Ended 12/31/02
Net Sales	$633	$6,867	$338	$341	$8,179
Income(loss) from operations	(646)	228	(173)	(78)	(669)
Identifiable assets	12,792	11,533	568	1,093	25,986
Capital expenditures	23	23	1	10	57
Depreciation and amortization	107	67	3	5	182

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, impairment charge on investments, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the operating level for CSPI and Scanalytics are allocated to the Systems and Other Software segments, respectively. Sales and administrative expenses incurred at the operating level for MODCOMP are allocated to the E-business segment based upon employee headcount and the remaining balance is allocated to the Systems and service and system integration segments based upon sales revenue.

All intercompany transactions have been eliminated.

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

For the quarters ended December 31, 2003 and 2002, the Company had sales to one customer which accounted for approximately $3,216,000 (27%) and $1,262,000 (15%) to total sales, respectively. No other customers had sales in excess of 10% for the quarters ended December 31, 2003 and 2002.

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

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems, integration services and high-performance cluster computer systems in accordance with generally accepted accounting principles in the United States of America and when all other revenue recognition criteria have been met. The Company enters into transactions to sell products (hardware and software), services and multiple element arrangements that may include any combination thereof. The Company evaluates revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

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

The following policies are applicable to CSPI's major categories of revenue transactions:

Systems Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. The Company's standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Service and System Integration Revenue and E-business Revenue

Revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; System integration revenue and E-business revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company's service agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

Third-party hardware and third-party software is recognized when the Revenue Recognition Criteria are met. The Company's standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Other Software Revenue

CSPI sells its software offerings and recognizes its revenue as follows:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position ("SOP") 97-2, as amended by SOP 98-9. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence ("VSOE") to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

Multiple Element Arrangements

In certain circumstance, the Company enters into revenue arrangements as a result of which the Company is obligated to deliver to its customers multiple products and/or services ("multiple elements"). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on specific objective evidence of fair value. Specific objective evidence of fair value is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met.

Valuation Allowances

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

The Company records a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and the U.S. losses over the last three years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income in the U.S. over the last three years and lack of significant orders, the Company established a valuation allowance for the entire U.S. deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or operating loss carryforwards expire, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

In assessing the realizability of our deferred tax assets, the Company considers and relies upon projections of future income. The key assumptions in the projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section "Factors That May Affect Future Performance". These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from the assumptions, the projections would be affected and hence the assessment of realizability of the Company's deferred tax asset may change. If the Company is awarded a significant contract, the Company's projections will be impacted and the Company may reverse the valuation allowance against the deferred tax asset.

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

Goodwill

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on October 1, 2002. The Company completed the initial step of the required impairment test based on the comparison of the fair value of the reporting units with their respective carrying values as of October 1, 2002 and concluded that there was no impairment indicated as of October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of the impairment. The Company's policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. The Company performs the impairment analysis at the operating segment level.

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

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company's use of the asset or the strategy for the Company's overall business, and significant negative industry or economic trend. In evaluating the impairment of goodwill, the Company considered a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company's annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses. The Company's cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying businesses. In addition, management makes certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. Management also considers the Company's market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company's assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

As of December 31, 2003, the Company had $2,996,000 in Goodwill compared to $582,000 as of December 31, 2002.

Deferred Compensation and retirement plans

In United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies. The plan assumptions in the U.S. include a discount rate of 7%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. If factors differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The amount of the deferred retirement compensation and retirement plans was $8,805,000 at December 31, 2003.

Results of Operations - 2004 Compared to 2003

The following table details the Company's results of operations in dollars and as a percentage of sales for the three months ended December 31, 2003 and 2002 (Amounts in thousands):

	For the three months ended
	Dec. 31,		Dec. 31,
	2003	%	2002	%

Sales	$11,800	100%	$8,179	100%

Cost of sales	8,903	75%	6,263	76%

Engineering and
development	766	7%	882	11%

Selling, general and
administrative	2,347	20%	1,703	21%

Total costs and
expenses	12,016	102%	8,848	108%

Operating loss	(216)	(2%)	(669)	(8%)

Foreign exchange gain	2	--%	448	5%
Other income	68	1%	32	1%
Total other income, net	70	1%	480	6%

Loss before income taxes	(146)	(1%)	(189)	(2%)

Provision for income taxes	82	1%	206	2%

Net loss	$(228)	(2%)	$(395)	(4%)

The following table compares the Company's result of operations for the quarter ended December 31, 2003 and 2002:

	For the three months ended
December 31, 2003 vs. December 31, 2002
	$	%
	Change	Change

Sales	$3,621	44%

Cost of sales	2,640	42%

Engineering and
development	(116)	(13%)

Selling, general &
administrative	644	38%

Total costs and
expenses	3,168	36%

Operating loss	453	(68%)

Foreign exchange gain	(446)	(100%)
Other income	36	112%
Total other income, net	(410)	(8 6%)

Loss before income taxes	43	(23%)

Provision for income taxes	(124)	(60%)

Net loss	$167	(42%)

Revenue

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

The following table details the Company's sales by operating segment for the three-months ended December 31, 2003 and December 31, 2002 (Amounts in thousands):

	December 31,	% of	December 31,	% of
Sales Revenue:	2003	Total	2002	Total

For the Three Months Ended:
Systems	$1,028	9%	$633	8%
Service and System Integration	10,175	86%	6,867	84%
E-business Software	294	2%	338	4%
Other Software	303	3%	341	4%
Total	$11,800	100%	$8,179	100%

The Company reported net sales of $11.8 million for the three-month period ended December 31, 2003 compared to $8.2 million for the three-month period ended December 31, 2002. This represented an increase of 44% or $3.6 million. The increased revenue for the quarter was due to the increase in Service and System Integration sales as a result of the acquisition of Technisource Hardware Inc., which now operates as MODCOMP's Systems and Solution Division (System and Solutions Division), which accounted for $ 4.5 million in sales or 38% of total sales during the quarter. We acquired the Systems and Solution Division in May 30, 2003. System sales increased by 62% or $.4 million as compared to the first quarter of fiscal year 2003. Both E-business and Other Software sales declined by 13% and 11%, respectively from the prior year.

  System sales were $1 million for the three-month period ended December 31, 2003, compared to $633,000 for the three-month period ended December 31, 2002. The quarter sales increased by $395,000 or 62% from the same period of the previous fiscal year. This increase was due to the initial sales in the quarter for products and services for the contract with Lockheed Martin for the E-2C Hawkeye aircraft. The Series 2000 product line accounted for 87% of system sales for the three-month period ended December 31, 2003 compared to 55% for the three months ended December 31, 2002. The SuperCard product line accounted for 3% of system sales for the three-month period ended December 31, 2003 compared to 32% for the three-month period ended December 31, 2002. The Classic systems product line represented 10% of the system sales for the three-month period ended December 31, 2003 compared to 12% for the three-month period ended December 31, 2002.

E-business Software sales were $294,000 for the three-month period ended December 31, 2003 compared to $338,000 for the three-month comparable period December 31, 2002. The decrease of $44,000 or 13% was due to limited business and a change in focus toward expansion of the Service and System Integration opportunities.

Other Software sales were $303,000 for the three-month period ended December 31, 2003 compared to $341,000 for the three-month period ended December 31, 2002. This represents a decline of $38,000 or 11%. This decline is mainly due to market conditions. The Other Software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three-month period ended December 31 (Amounts in thousands):

	For the three months ended
		% of		% of
	12/31/03	Total	12/31/02	Total

Europe	$5,293	45%	$6,568	80%
North America	6,305	53%	1,506	18%
Far East	202	2%	105	2%
Totals	$11,800	100%	$8,179	100%

European sales account for 45% for the three-month period ended December 31, 2003 compared to 80% for the three-month period ended December 31, 2002. European sales were primarily from subsidiaries in Germany and the United Kingdom. North American sales account for 53% of total sales for the three-month period ended December 31, 2003 compared to 18% for the three-month period ended December 31, 2002. This represents an increase of $4.8 million or 319%. This increase was primarily due to the acquisition of the Systems and Solution Division on May 30, 2003 which accounted for $4.5 million or 38% of total sales.

Cost of Sales

The following table details the Company's sales and gross margin by operating segment for the three months ended December 31, 2003 and December 31, 2002 (amounts in thousands):
		Service and	E-
		System	business	Other
	Systems	integration	Software	Software	Total
Qtr Ended 12/31/03
Sales	$1,028	$10,175	$294	$303	$11,800
Cost of sales	426	8,321	82	74	8,903

Gross margin $	602	1,854	212	229	2,897
Gross margin %	59%	18%	72%	76%	25%

Qtr Ended 12/31/02
Sales	$633	$6,867	$338	$341	$8,179
Cost of sales	479	5,579	127	78	6,263

Gross margin $	154	1,288	211	263	1,916
Gross margin %	24%	19%	62%	77%	23%

Total cost of sales as a percentage of revenue declined to 75% for the three months ended December 31, 2003 compared to 77% for the comparable period ended December 31, 2002. The decrease in cost of sales was due to the change in mix of revenue with the increased sales from the service and systems integration segment related to the acquisition of the Systems and Solutions Division. This segment has a lower cost of sales than other segments due to the fact that most of this segment's revenue for the quarter was derived from the sale of third party products.

System cost of sales decreased by 58% as compared to the same period of the prior fiscal year which, was due to the increased business in the segment and improved manufacturing efficiencies and expenses of obsolete materials.

Service and System Integration had an increase approximately a 1% increase in cost of sales compared to the prior year. The MODCOMP System and Services Division acquisition represented 46% of the cost of sales of the segment and had a higher cost of sales that the remaining segment business at approximately 85%. This accounted for the increase in the segments overall cost of sales.

E-Business had improved cost of sales, which decreased by approximately 26% from the same period of the prior fiscal year. This was due to improved efficiencies in the deployment of staff.

Other Software cost of sales increased by approximately 4% for additional staff to work on a few orders.

Engineering and Development

  The following table details engineering and development expenses by operating segment for the three months ended December 31, 2003 and December 31, 2002 (amounts in thousands):

	For the three months ended
	Dec. 31	% of	Dec. 31	% of
Engineering & Development Expense:	2003	Total	2002	Total

By Operating Segment:
Systems	$395	52%	$410	47%
Service and System Integration	86	11%	227	26%
E-business Software	161	21%	109	12%
Other Software	124	16%	136	15%
Total	$766	100%	$882	100%

Engineering and development expenses decreased by approximately 13% for the three-months ended December 31, 2003 compared to the comparable period of the prior fiscal year. The decrease was due to a reduction in the Service and System Integration segment expense of $141,000 or 62% which was attributable to decrease staff and redeployment of personnel to expand our efforts for development of more business in the E-Business segment. This decrease was offset by an increase of $52,000 or 48% in the E-business Software segment. This increase was due to continuing development efforts of the Open Xport software and other products in our United Kingdom subsidiary.

We believe that current level of funding is sufficient to support the development effort necessary to support the future business.

Selling, General and Administrative

  The following table sets forth selling, general and administrative expense by operating segment for the three months ended December 31, 2003 and December 31, 2002 (Amounts in thousands):

	For the three months ended
	Dec. 31	% of	Dec. 31	% of
S G & A Expense:	2003	Total	2002	Total

By Operating Segment:
Systems	$341	15%	$390	23%
Service and System Integration	1,593	68%	833	49%
E-business Software	195	8%	275	16%
Other Software	218	9%	205	12%
Total	$2,347	100%	$1,703	100%

Selling, general and administrative expense increased $644,000 or 38% for the three months ended December 31, 2003 compared to the three-month periods ended December 31, 2002. This increase is mainly due to increases in the Service and System Integration segment of $760,000. This is primarily due to the acquisition of Systems and Solution Division expenses of $539,000 which are included in the expense for the quarter ended December 31, 2003 but not in the prior comparable period. The Division represented approximately 23% of total for the quarter. This increase was offset by a decrease of $49,000 or 13% in the Systems segment. In addition, the increase was offset by a decline of $80,000 or 29% in the E-business Software segment. This decline was due to reductions in staff and the associated expenses.

Foreign Exchange Gain (Loss)

Other income/expenses decreased due primarily to the foreign exchange gains of our United Kingdom subsidiary recorded in the three-month period ended December 31, 2002 of $448,000 compared to $2,000 in the three-month period ended December 31, 2003. This was due to the fact that the one of the Company's foreign subsidiary a settled of a portion of a loan to another foreign subsidiary in the fourth quarter of fiscal 2003. In addition, management changed its intention for future settlement of the remaining loan obligation. As a result of the change in intention to settle these loans the recording of the exchange gain or loss on the loans will now be reflected in accumulated other comprehensive income, a separate component of shareholders' equity. The foreign exchange gain represented 3% and 93% of the other income for three-month periods ended December 31, 2003 and 2002.

Income Tax

The Company recorded a provision for income taxes for the quarters ended December 31, 2003 and 2002 of $82,000 and $206,000, respectively. The Company has tax expense due to profits in the Germany and United Kingdom operations. The US operations sustained losses for both the quarters ended December 31, 2003 and 2002 and no benefit has been reflected for either the federal or state taxes.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, finance inventories and accounts receivables.

     Working capital at December 31, 2003 increased to $14.5 million compared to $14.0 million at September 30, 2003. This increase was due to an increase in Accounts Receivable of $511,000 and an increase of inventory of $473,000 offset by an increase in Accounts Payable and accrued expenses of $776,000. These increases were mainly due to the increased sales revenue for the quarter ended December 31, 2003 compared to the same period of the prior fiscal year.

The Company's consolidated net capital expenditures were $112,000 for the three-month period ended December 31, 2003 compared to $57,000 in the three-month period ended December 31, 2002.

The Company has unfunded pension liabilities of $3.4 million related to the plans held by the United Kingdom (UK) subsidiaries. New legislation relating to UK pensions has been implemented and the Company was not required to make changes to the statutory funding requirements.

     Management believes that the Company's available cash and cash generated from operations and investments will be sufficient to provide for the Company's working capital and capital expenditure requirements for the next twelve months and subsequent foreseeable future.

Inflation and Changing Prices

     Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and nine months period ended December 31, 2003 and 2002. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Factors That May Affect Future Performance

     This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the peripheral and computer products, biological imaging software and instruments; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market demand; and component constraints and shortages. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could adversely affect the Company's operating results. In addition, changes in the mix of old products may cause fluctuations in the Company's gross margin. Due to the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily an indicator of future performance.

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

The Company minimizes its foreign inventory levels, and enters into foreign currency transactions only in those countries where it has foreign operations, and is therefore able to offset resulting assets with local liabilities.

Item 4. Controls and Procedures

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

The Company held its Annual meeting of Stockholders on Tuesday, January 27, 2004. The following matters were approved by the shareholders:

1) J. David Lyons and Christopher J. Hall were elected as Class II directors for a term of three years with 3,315,078 shares voting for them and 27,095 against.

2) The 2003 Stock Incentive Plan, which covers 200,000 shares of common stock and provides for the grant of incentive and non-statutory stock options and awards of restricted and unrestricted stock, was approved and adopted with 1,503,486 shares voting for it, 131,225 against, 18,315 abstained and 1,902,260 non voting.

Item 5. Other Information

None

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
  Reports on Form 8-K
1.1

We filed a Form 8-K on November 12, 2003, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing the Company's fourth quarter and year to date financial results for the three-month and twelve-month periods ended September 30, 2003.

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: February 3, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: February 3, 2004                                       By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Alexander Lupinetti certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Inc ("the registrant");

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

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Alexander R. Lupinetti ---------------------------------------- Alexander R. Lupinetti Chief Executive Officer

February 11, 2004

Exhibit 31.2
CERTIFICATION

I, Gary W. Levine certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Inc ("the registrant");

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

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gary W. Levine ----------------------------- Gary W. Levine Chief Financial Officer

February 11, 2004

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CSP Incorporated (the "Company") on Form 10-Q of CSP Inc. for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Chief Executive Officer, President and Chairman and Vice President of Finance, Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities

                   Exchange Act of 1934; and

            (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 11, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: February 11, 2004                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer