Form 10-Q/A
period 2003-12-31
CSP INC /MA/
filed 2004-02-12
CIK 356037

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

                                Class                                                             Outstanding February 11, 2004
           Common Stock, $.01 par value                                                3,555,286 shares

This amendment is being filed to correct Part II, Item 6, Exhibits and Form 8K . We are amending Part II, Item 6, Exhibits 31.1 and 31.2, to correct the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CSP Inc.
(Registrant)

Date: February 12, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: February 12, 2004                                       By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

EXHIBIT 31.1 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Lupinetti, certify that:

1. I have reviewed this annual report on Form 10-Q of CSP Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 12, 2004

/s/ Alexander Lupinetti

------------------------------------

Alexander Lupinetti

Chief Executive Officer

EXHIBIT 31.2 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Levine, certify that:

1. I have reviewed this annual report on Form 10-Q of CSP Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 12, 2004

/s/ Gary W. Levine

------------------------------------

Gary W. Levine

Chief Financial Officer

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

Date: February 12, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: February 12, 2004                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer