Form 10-Q
period 2004-03-31
CSP INC /MA/
filed 2004-04-29
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended           March 31, 2004

or

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

                                Class                                                             Outstanding April 29, 2004
           Common Stock, $.01 par value                                                3,555,286 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and September 30, 2003	3
	Unaudited Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2003	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23
Item 3	Qualitative and Quantitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a vote of Security Holders	24
Item 5.	Other information	24
Item 6.	Exhibits & Reports on Form 8-K	24

                                                      CSP INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)

	March 31,	September 30,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,455	$3,129
Short-term investments	6,768	7,365
Accounts receivable, net	7,066	5,429
Inventories	2,623	2,034
Refundable income taxes	347	1,095
Deferred income taxes	--	291
Other current assets	975	1,189
Total current assets	21,234	20,532

Property, equipment and improvements, net	1,072	944
Other assets:
Long-term investments	250	250
Deferred income tax	642	--
Goodwill, net	2,996	2,996
Cash surrender value life insurance	1,607	1,549
Other assets	125	154
Total other assets	5,620	4,949

Total assets	$27,926	$26,425

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,052	$5,409
Deferred compensation and retirement plans	341	341
Deferred income tax	63	--
Income taxes payable	609	733
Total current liabilities	7,065	6,483
Deferred compensation and retirement plans	8,559	7,990
Other long-term liabilities	20	20
Total liabilities	15,644	14,493
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued
4,130 and 4,109 shares	41	41
Additional paid-in capital	11,357	11,303
Retained earnings	8,904	8,654
Accumulated other comprehensive loss	(5,161)	(5,207)
	15,141	14,791
Less treasury stock, at cost, 572 and 572 shares	(2,859)	(2,859)
Total shareholders' equity	12,282	11,932
Total liabilities and shareholders' equity	$27,926	$26,425
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Sales:
Systems	$2,155	$1,633	$3,183	$ 2,266
Service and system integration	9,162	4,126	19,337	10,993
E-business software	348	315	642	653
Other software	501	339	804	680
Total sales	12,166	6,413	23,966	14,592

Cost of Sales:
Systems	733	803	1,159	1,282
Service and systems integration	7,429	3,123	15,750	8,702
E-business software	189	225	271	352
Other software	178	80	252	159
Total cost of sales	8,529	4,231	17,432	10,495

Gross profit	3,637	2,182	6,534	4,097

Operating expenses:
Engineering and development	732	968	1,498	1,849
Selling, general & administrative	2,455	1,875	4,802	3,579
Total operating expenses	3,187	2,843	6,300	5,428

Operating income (loss)	450	(661)	234	(1,331)

Other income(expense):
Foreign exchange gain (loss)	(12)	732	(14)	1,180
Other income	49	21	121	55
Total other income, net	37	753	107	1,235

Income (loss) before income taxes	487	92	341	(96)

Provision for income taxes	9	296	91	503

Net income (loss)	$478	$(204)	$250	$(599)

Net income (loss) per share - basic	$0.13	$(0.06)	$0.07	$(0.17)
Weighted average shares outstanding - basic	3,558	3,531	3,556	3,531
Net income (loss) per share - diluted	$0.13	$(0.06)	$0.07	$(0.17)
Weighted average shares outstanding - diluted	3,673	3,531	3,667	3,531

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)

	For the six months ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$250	$(599)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	264	359
Non-cash changes in accounts receivable and inventory allowances	104	152
Deferred compensation and retirement plans	(34)	211
Refundable income taxes	781	--
Deferred income taxes	(247)	--
Cash surrender value life insurance	(58)
Other assets	29	(25)
Changes in current assets and liabilities:
Increase in accounts receivable	(1,353)	(490)
(Increase) decrease in inventories	(681)	216
Decrease in other current assets	288	163
Increase (decrease) in accounts payable and accrued expenses	385	(501)
Increase (decrease) in income taxes payable	(129)	208
Net cash used in operating activities	(401)	(306)
Cash flows from investing activities:
Purchases of available-for-sale securities	(125)	(181)
Purchases of held-to-maturity securities	(1,174)	(3,988)
Sales of available-for-sale securities	49	218
Maturities of held-to-maturity securities	1,847	4,301
Purchase of property, equipment and improvements	(392)	(137)
Net cash provided by (used in) investing activities	205	213
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	34	12
Proceeds from stock options	21	(6)
Net cash provided by financing activities	55	6
Effects of exchange rate on cash and cash equivalents	467	(823)
Net increase (decrease) in cash and cash equivalents	326	(910)
Cash and cash equivalents, beginning of period	3,129	3,835
Cash and cash equivalents, end of period	$3,455	$2,925

Supplementary cash flow information:
Cash paid for income taxes, net	$162	$280
Cash paid for interest	$ 85	$ 79

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's reported net income (loss) is as follows:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)

Net income (loss)	$478	$(204)	$250	$(599)

Weighted average number of shares outstanding - basic	3,558	3,531	3,556	3,531
Incremental shares from the assumed exercise of stock options	115	--	111	--
Weighted average number of shares outstanding - dilutive	3,673	3,531	3,667	3,531

Net income (loss) per share - basic	$0.13	$(0.06)	$0.07	$(0.17)
Net income (loss) per share - diluted	$0.13	$(0.06)	$0.07	$(0.17)

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and six month periods ended March 31, 2003, due to the Company's net loss, all of the outstanding options of 448,524 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three and six month periods ended March 31, 2004, options of 510,172 were included in the diluted net income per share calculation.

Stock Option Plans

SFAS 123, "Accounting for Stock-Based Compensation," amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. As permitted by SFAS 148, the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The Company accounts for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the stock options are granted at market price and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company's stock option plans had been determined based upon fair value at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net income (loss), basic and diluted earnings per common share would have been as follows:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share)

Net income (loss)	$478	$(204)	$250	$(599)

Deduct: Stock based employee
Compensation expense determined
Under fair value based method for
all awards, net of related tax effects	37	17	73	34

Pro forma net income (loss)	$441	$(221)	$177	$(633)

Income (loss) per share:
Basic, as reported	$0.13	$(0.06)	$0.07	$(0.17)
Diluted, as reported	$0.13	$(0.06)	$0.07	$(0.17)
Basic, pro forma	$0.12	$(0.06)	$0.05	$(0.17)
Diluted, pro forma	$0.12	$(0.06)	$0.05	$(0.17)

Weighted average shares outstanding - basic	3,558	3,531	3,556	3,531
Weighted average shares outstanding - diluted	3,673	3,531	3,667	3,531

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
	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	Actual	Pro Forma	Actual	Pro Forma
		(Amounts in thousands, except per share)

Total revenue	$12,166	$7,887	$23,966	$18,312

Operating income (loss)	$450	$(569)	$234	$(987)

Net income (loss)	$478	$(152)	$250	$(403)

Net income (loss) per share	$0.13	$(0.04)	$0.07	$(0.11)

3. Inventories

Inventories consist of the following:

	March 31,	September 30,
	2004	2003
	(Amounts in thousands)

Raw materials	$1,117	$775
Work in process	309	119
Finished goods	1,197	1,140
Total	$2,623	$2,034

4. Stock repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. The Company has repurchased 571,675 or 77% of the total shares authorized to be purchased as of March 31, 2004.

5. Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income (Loss) are as follows:
	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)
		(Amounts in thousands)

Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)
Change in period	30	131	--	161
Balance December 31, 2003	$42	$(1,510)	$(3,578)	$(5,046)
Change in period	3	(118)	--	(115)
Balance March 31, 2004	$45	$(1,628)	$(3,578)	$(5,161)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	$(1,161)	$(3,310)	$(4,470)
Change in period	60	(717)	--	(657)
Balance March 31, 2003	$61	$(1,878)	$(3,310)	$(5,127)

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

The changes in the carrying amount of goodwill for the three and six months ended March 31, 2004 and 2003 are as follows:
		Service and
	Other	System
	Software	Integration	Total
	(Amounts in thousands)
Balance as of September 30, 2003	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of December 31, 2003	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of March 31, 2004	$217	$2,779	$2,996

Balance as of September 30, 2002	$582	$ --	$ 582
Goodwill amortization	--	--	--
Balance as of December 31, 2002	$582	$ --	$ 582
Goodwill amortization	--	--	--
Balance as of March 31, 2003	$582	$ --	$ 582

7. Deferred Compensation and Retirement Plans

The components of net period benefit cost related to the U.S. and international deferred compensation and retirement plans are as follow (Amounts in thousands)
	Pension		Post Retirement
	Three months ended		Three months ended
	March 31,	March 31,	March 31,	March 31,
Three Months Ended:	2004	2003	2004	2003

Service cost	$29	$81	$12	$14
Interest cost	196	193	2	2
Expected return on plan assets	(68)	(87)
Amortization of:
Prior service costs/(gains)	30	38	--	--
Net transition asset	(28)	(7)	--	--
Total cost	$159	$218	$14	$16

	Pension		Post Retirement
	Six months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
Six Months Ended:	2004	2003	2004	2003

Service cost	$59	$163	$24	$29
Interest cost	391	386	3	4
Expected return on plan assets	(135)	(175)	--	--
Amortization of:
Prior service costs/(gains)	30	75	--	--
Net transition asset	(28)	(14)	--	--
Total cost	$317	$435	$27	$33

The Company does not anticipate that it will have to make any contributions for the fiscal year ended September 30, 2004 based upon the expected return on the plan assets and projected benefit obligation.

8. Segment and Geographical Information

The following table presents certain operating segment information (Amounts in thousands):

		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
Quarter Ended 3/31/04
Net Sales	$2,155	$9,162	$348	$501	$12,166
Income(loss) from operations	516	86	(180)	28	450
Identifiable assets	9,736	17,045	566	579	27,926
Capital expenditures	83	191	6	5	285
Depreciation and amortization	46	91	3	4	144

Quarter Ended 3/31/03
Net Sales	$1,633	$4,126	$315	$339	$6,413
Loss from operations	(37)	(251)	(270)	(103)	(661)
Identifiable assets	12,198	10,441	620	1,031	24,290
Capital expenditures	36	40	3	--	79
Depreciation and amortization	103	66	5	--	174

Six Months Ended 3/31/04
Net Sales	$3,183	$19,337	$642	$804	$23,966
Income(loss) from operations	382	261	(324)	(85)	234
Identifiable assets	9,736	17,045	566	579	27,926
Capital expenditures	163	217	7	5	392
Depreciation and amortization	90	162	5	7	264

Six Months Ended 3/31/03
Net Sales	$2,266	$10,993	$653	$680	$14,592
Loss from operations	(683)	(23)	(443)	(182)	(1,331)
Identifiable assets	12,198	10,441	620	1,031	24,290
Capital expenditures	60	63	4	10	137
Depreciation and amortization	210	132	8	9	359

CSPI operates in four segments. The four segments are: I) Systems, which include manufactured hardware products, II) Service and System Integration, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business Software and IV) Other Software products that are developed by the Company.

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

For the six months ended March 31, 2004 and 2003, the Company had sales to one customer which accounted for approximately $5,135,000 (21%) and $6,072,000 (42%) to total sales, respectively. No other customers had sales in excess of 10% for the six months ended March 31, 2004 and 2003.

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

The Company records a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and the U.S. losses over the last three years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income in the U.S. over the last three years and lack of significant orders, the Company established a valuation allowance for the entire U.S. deferred tax asset. A deferred tax asset and liability for foreign operations has been established for the period. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or operating loss carryforwards expire, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

As of March 31, 2004, the Company had $2,996,000 in Goodwill compared to $582,000 as of March 31, 2003.

Deferred Compensation and retirement plans

In United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies. The plan assumptions in the U.S. include a discount rate of 7%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculating the deferred compensation and retirement plans, net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. If factors differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The amount of the deferred retirement compensation and retirement plans was $8,900,000 at March 31, 2004.

Results of Operations - 2004 Compared to 2003

The following table details the Company's results of operations in dollars and as a percentage of sales for the three and six months ended March 31, 2004 and 2003(Amounts in thousands):

	For the three months ended					For the six months ended
	March 31,		March 31,		March 31,		March 31,
	2004	%	2003	%	2004	%	2003	%

Sales	$12,166	100%	$6,413	100%	$23,966	100%	$14,592	100%

Cost of sales	8,529	70%	4,231	66%	17,432	73%	10,495	72%

Engineering and
development	732	6%	968	15%	1,498	6%	1,849	13%

Selling, general and
administrative	2,455	20%	1,875	29%	4,802	20%	3,579	25%

Total costs and
expenses	11,716	96%	7,074	110%	23,732	99%	15,923	110%

Operating income (loss)	450	4%	(661)	(10%)	234	1%	(1,331)	(9%)

Foreign exchange gain (loss)	(12)	--	732	12%	(14)	--	1,180	8%
Other income	49	--	21	--%	121	--	55	--%
Total other income, net	37	--	753	12%	107	--	1,235	8%

Income (loss) before
income taxes	487	4%	92	1%	341	1%	(96)	(1%)

Provision for income taxes	9	--	296	5%	91	--	503	3%

Net income (loss)	$ 478	4%	$(204)	(3%)	$ 250	1%	$(599)	(4%)

The following table compares the Company's result of operations for the three and six months ended March 31, 2004 and 2003:

For the three months ended			For the six months ended
March 31, 2004 vs. March 31, 2003			March 31, 2004 vs. March 31, 2003
	$	%	$	%
	Change	Change	Change	Change

Sales	$5,753	90%	$9,374	64%

Cost of sales	4,298	102%	6,937	66%

Engineering and
Development	(236)	(24%)	(351)	(19%)

Selling, general &
Administrative	580	31%	1,223	34%

Total costs and
Expenses	4,642	66%	7,809	49%

Operating income (loss)	1,111	168%	1,565	118%

Foreign exchange gain (loss)	(744)	(102%)	(1,194)	(101%)
Other income	28	133%	66	120%
Total other income, net	(716)	(95%)	(1,128)	(91)

Income (loss) before income taxes	395	429%	437	455%

Provision for income taxes	(287)	(97%)	(412)	(82)

Net income (loss)	$ 682	334%	$ 849	142%

Revenue

CSPI operates in four segments. The four segments are: I) systems, which include manufactured hardware products, II) systems integration and services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business software and IV) other software products that are developed by the Company.

The following table details the Company's sales by operating segment for the three and six months ended March 31, 2004 and 2003 (Amounts in thousands):

	March 31,	% of	March 31,	% of
Sales Revenue:	2004	Total	2003	Total

For the Three Months Ended:
Systems	$2,155	18%	$1,633	25%
Service and System Integration	9,162	75%	4,126	64%
E-business Software	348	3%	315	5%
Other Software	501	4%	339	6%
Total	$12,166	100%	$6,413	100%

For the Six Months Ended:
Systems	$3,183	13%	$2,266	16%
Service and System Integration	19,337	81%	10,993	75%
E-business Software	642	3%	653	4%
Other Software	804	3%	680	5%
Total	$23,966	100%	$14,592	100%

The Company reported net sales of $12.2 million and $24.0 million for the three and six month periods ended March 31, 2004 compared to $6.4 million and $14.6 million for the three and six month periods ended March 31, 2003. This represented an increase of 90% or $5.8 million for the quarter and an increase of 64% or $9.4 million year to date compared to the same periods of the prior fiscal year. The increased revenue was primarily due to the increase in Service and System Integration sales as a result of MODCOMP's Systems and Solution Division, formerly Technisource Hardware Inc. which accounted for $4.1 million in sales or 34% of total sales during the quarter and $8.6 million or 36% of total sales for the year to date period. We acquired the Systems and Solution Division in May 30, 2003. System sales increased by $.5 million or 32% as compared to the second quarter of fiscal year 2003 and $.9 million or 40% compared to the prior year six-month period ended March 31, 2003. E-business sales increased 10% for the quarter ended March 31, 2004 compared to the prior comparable quarter of fiscal 2003 and declined 2% for the six month period ended March 31, 2004 compared to the prior comparable six month period. Other Software sales for the three and six month periods ended March 31, 2004 increased 48% and 18%, respectively from the prior comparable three and six months ended March 31, 2003.

  System sales were $2.2 million for the three-month period ended March 31, 2004, compared to $1.6 million for the three-month period ended March 31, 2003. The quarter sales increased by $522,000 or 32% from the same period of the previous fiscal year. System sales were $3.2 million for the six-month period ended March 31, 2004, compared to $2.3 million for the six-month period ended March 31, 2003. This represented an increase of $917,000 or 40% from the prior year comparable six-month period. This increase was due to the initial sales for products and services related to the contract with Lockheed Martin for the E-2C Hawkeye aircraft. The Series 2000 product line accounted for 68% and 97% of system sales for the three and six month periods ended March 31, 2004 compared to 68% and 95% for the three and six month periods ended March 31, 2003. The SuperCard product line accounted for less than 1% of system sales for the three and six month periods ended March 31, 2004 and 2003. The Classic systems product line represented 2% and 4% of the system sales for the three and six month periods ended March 31, 2004 compared to 2% and 5% for the three and six month periods ended March 31, 2003.

E-business Software sales were $348,000 and $642,000 for the three and six month periods ended March 31, 2004 compared to $315,000 and $653,000 for the prior comparable periods ended March 31, 2003. This represents a quarter increase of $33,000 or 10% and a six month decline of $11,000 or 2%. The year to date decline was due to limited business and a change in focus toward expansion of the Service and System Integration opportunities.

Other Software sales were $501,000 and $804,000 for the three and six month periods ended March 31, 2004 compared to $339,000 and $680,000 for the three and six month periods ended March 31, 2003. This represents an increase of $162,000 48% for the three month period and $124,000 or 18% for the six month period. This increase is mainly due to two large systems sales for drug discovery totaling $110,000 which shipped in March 2004. The Other Software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three and six month periods ended March 31 2004 and 2003 (Amounts in thousands):

	For the three months ended				For the six months ended
	March 31	% of	March 31	% of	March 31	% of	March 31	% of
	2004	Total	2003	Total	2004	Total	2003	Total

Europe	$4,902	40%	$3,955	62%	$10,195	43%	$10,523	72%
North America	7,062	58%	2,219	34%	13,367	56%	3,724	26%
Far East	202	2%	239	4%	404	2%	345	2%
Totals	$12,166	100%	$6,413	100%	$23,966	100%	$14,592	100%

European sales account for 40% and 43% of total sales for the three and six month periods ended March 31, 2004 compared to 62% and 72% for the three and six month periods ended March 31, 2003. European sales were primarily from subsidiaries in Germany and the United Kingdom. North American sales account for 58% and 56% of total sales for the three and six month periods ended March 31, 2004 compared to 34% and 26% for the three and six month periods ended March 31, 2003. This represents an increase of $4.8 million or 218% for the quarter and $9.6 million or 259% for the six month period. This increase was primarily due to the acquisition of the Systems and Solution Division on May 30, 2003 which accounted for $4.1 million or 34% and $8.6 million or 36% of total sales for the three and six month periods ended March 31, 2004.

Cost of Sales

The following table details the Company's sales and gross margin by operating segment for the three and six months ended March 31, 2004 and 2003 (Amounts in thousands):
		Service and	E-
		System	business	Other
	Systems	integration	Software	Software	Total

Qtr Ended 3/31/04
Sales	$2,155	$9,162	$348	$501	$12,166
Cost of sales	733	7,429	189	178	8,529
Gross margin $	1,422	1,733	159	323	3,637
Gross margin %	66%	19%	46%	64%	30%

Qtr Ended 3/31/03
Sales	$1,633	$4,126	$315	$339	$6,413
Cost of sales	803	3,123	225	80	4,231
Gross margin $	830	1,003	90	259	2,182
Gross margin %	51%	24%	29%	76%	34%

Six Months Ended 3/31/04
Sales	$3,183	$19,337	$642	$804	$23,966
Cost of sales	1,159	15,750	271	252	17,432
Gross margin $	2,024	3,587	371	552	6,534
Gross margin %	64%	19%	58%	69%	27%

Six Months Ended 3/31/03
Sales	$2,266	$10,993	$653	$680	$14,592
Cost of sales	1,282	8,702	352	159	10,495
Gross margin $	984	2,291	301	521	4,097
Gross margin %	43%	21%	46%	77%	28%

Total cost of sales as a percentage of revenue increased to 70% and 73% for the three and six months ended March 31, 2004 compared to 66% and 72% for the comparable periods ended March 31, 2003. The quarter increase in cost of sales was due to the change in mix of revenue with the increased sales from the service and systems integration segment related to the acquisition of the Systems and Solutions Division. This segment has a lower cost of sales than other segments due to the fact that most of this segment's revenue for the quarter was derived from the sale of third party products. The six month period cost of sales as a percentage of revenue remained fairly consistent with the prior comparable period.

System cost of sales as a percentage of revenue decreased to 34% and 36% for the three and six months ended March 31, 2004 compared to 49% and 57% for the same periods of the prior fiscal year. This was due to the increased business in the segment and improved manufacturing efficiencies. In addition there was a decline in obsolete materials expenses for the segment.

Service and System Integration cost of sales as a percentage of revenue increased to 81% for the three and six month periods ended March 31, 2004 compared to 76% and 79% for the same comparable three and six month periods of fiscal 2003. The MODCOMP System and Services Division acquisition represented 46% of the cost of sales of the segment for the six month period ended March 31, 2004 accounting for a large portion of the increased expense. The competition and market conditions for the Systems and Solutions Division were part of the reason for the higher cost of sales percentage for the quarter as compared to the previous quarter.

E-Business cost of sales as a percentage of revenue decreased to 42% and 54% for the three and six month periods ended March 31, 2004 compared to 71% and 54% for the prior comparable periods of fiscal 2003. This decline was primarily due to improved efficiencies and the redeployment of staff.

Other Software cost of sales as a percentage of revenue increased to 36% and 31% for the three and six month periods ended March 31, 2004 compared to 24% and 23% for the prior comparable three and six month periods of fiscal 2003. This was primarily due to added costs to purchase system components for the two large system sales during the quarter.

Engineering and Development

  The following table details engineering and development expenses by operating segment for the three and six months ended March 31, 2004 and March 31, 2003 (amounts in thousands):

	For the three months ended				For the six months ended
	March 31	% of	March 31	% of	March 31	% of	March 31	% of
Engineering & Development Expense:	2004	Total	2003	Total	2004	Total	2003	Total

By Operating Segment:
Systems	$404	55%	$450	46%	$799	53%	$860	47%
Service and System Integration	56	8%	251	26%	142	9%	477	26%
E-business Software	167	23%	121	13%	328	22%	230	12%
Other Software	105	14%	146	15%	229	15%	282	15%
Total	$732	100%	$968	100%	$1,498	100%	$1,849	100%

Engineering and development expenses decreased by approximately 24% and 19% for the three and six months ended March 31, 2004 compared to the comparable periods of the prior fiscal year. The decrease was due to a reduction in the Service and System Integration segment expense of $195,000 or 78% and $335,000 or 70% for the three and six month periods which was attributable to a decrease in staff. This decrease was offset by an increase of $46,000 or 38% and $98,000 or 43% in the E-business Software segment. This increase was due to continuing development efforts of the Open Xport software and other products in our United Kingdom subsidiary.

We will be adding engineering personnel to our MultiComputer Division to meet the increasing demands of the market. This will help to enhance our research and development capabilities.

Selling, General and Administrative

  The following table sets forth selling, general and administrative expense by operating segment for the three and six months ended March 31, 2004 and 2003 (Amounts in thousands):

	For the three months ended				For the six months ended
	March 31	% of	March 31	% of	March 31	% of	March 31	% of
S G & A Expense:	2004	Total	2003	Total	2004	Total	2003	Total

By Operating Segment:
Systems	$502	20%	$417	22%	$843	18%	$807	23%
Service and System Integration	1,591	65%	1,003	53%	3,184	66%	1,837	51%
E-business Software	172	7%	239	13%	367	8%	514	25%
Other Software	190	8%	216	12%	408	8%	421	12%
Total	$2,455	100%	$1,875	100%	$4,802	100%	$3,579	100%

Selling, general and administrative expense increased $580,000 or 31% for the three months ended March 31, 2004 and $1,223,000 or 34% for the six months ended March 31, 2004 compared to the same periods of fiscal 2003. This increase is mainly due to increases in the Service and System Integration segment of $588,000 or 59% and $1,347,000 or 73% for the three and six month periods ended March 31, 2004 compared to the same periods of fiscal 2003. This is primarily due to the acquisition of Systems and Solution Division which had expenses of $613,000 and $1,152,000 for the three and six month periods ended March 31, 2004 which are included in the expense for the current fiscal year but not in the prior comparable periods. The Division represented approximately 25% of total for the quarter and 24% for the six months ended March 31, 2004. This increase was offset by a decrease of $67,000 or 28% and $147,000 or 29% in the E-business Software segment. This decline was due to reductions in staff and the associated expenses.

Foreign Exchange Gain (Loss)

Other income/expenses decreased due primarily to the foreign exchange gains of our United Kingdom subsidiary recorded in the three and six month periods ended March 31, 2003 $732,000 and $1,180,000 compared to losses of $12,000 and $14,000 in the three and six month periods ended March 31, 2004. This was due to the fact that the one of the Company's foreign subsidiary settled a portion of a loan to another foreign subsidiary in the fourth quarter of fiscal 2003. In addition, management changed its intention for future settlement of the remaining loan obligation. As a result of the change in intention to settle these loans the recording of the exchange gain or loss on the loans will now be reflected in accumulated other comprehensive income, a separate component of shareholders' equity.

Income Tax

The Company recorded a provision for income taxes for the three and six months ended March 31, 2004 of $9,000 and $91,000, respectively compared to $296,000 and $503,000 for the same periods of fiscal 2003. The Company has tax expense due to profits in the Germany and United Kingdom operations, which is partially offset by a benefit of operating loss carryforwards. The US operations reported operating income for both the three and six month periods ended March 31, 2004 and a benefit has been reflected for the federal and state taxes related to prior years loss carryforwards.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, finance inventories and accounts receivables.

     Working capital at March 31, 2004 increased to $14.2 million compared to $14.0 million at September 30, 2003. This increase was due to an increase in accounts receivable of $1,637,000 and an increase of inventory of $589,000 offset by a decrease in Refundable income taxes of $748,000. The increases in accounts receivable and inventory were mainly due to the increased sales revenue for the quarter ended March 31, 2004 compared to the same period of the prior fiscal year. The decrease in refundable income taxes was due to the receipt of the refund.

The Company's consolidated net capital expenditures were $392,000 for the six-month period ended March 31, 2004 compared to $137,000 in the six-month period ended March 31, 2003.

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

Inflation and Changing Prices

     Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during the three and six month periods ended March 31, 2004 and 2003. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

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

Item 4. Controls and Procedures

1. Evaluation of disclosure controls and procedures

Grant Thornton, LLP ("GT"), the Company's independent auditors and the Company's management advised the Company's Audit Committee that during the course of the fiscal 2003 audit, significant deficiencies in internal controls were noted related to its financial reporting processes.

The Company's principal executive officer and principal financial officer believe that procedures followed by the Company provide reasonable assurance that the identified weaknesses and deficiencies did not lead to material misstatements in the Company's consolidated financial statements. However, the Company recognizes the need to improve and has enhanced its internal control and financial reporting documentation systems at both the field operations and the corporate headquarters. The Company has hired a Corporate Controller and made improvements to the review process by management and the Board of Directors. These actions were initiated to correct the significant deficiencies.

Consequently, taking into account the issues and corrective measures noted above on their review as of the quarter ended of March 31, 2004, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 (as defined in Rules 13a-14 (c) and 15d-14), as amended, is accumulated and communicated to the Company's management , including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

2. Changes in internal controls

Except for the corrective actions referred to above, there have been no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
  Reports on Form 8-K
1.1

We filed a Form 8-K on January 27, 2004, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing the Company's first quarter financial results for the three-month period ended December 31, 2003.

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: April 29, 2004                                         By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: April 29, 2004                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer

EXHIBIT 31.1 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Lupinetti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Inc.;

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

Date: April 29, 2004

/s/ Alexander R. Lupinetti

------------------------------------

Alexander R. Lupinetti

Chief Executive Officer

EXHIBIT 31.2 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Levine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSP Inc.;

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

Date: April 29, 2004

/s/ Gary W. Levine

------------------------------------

Gary W. Levine

Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CSP Incorporated (the "Company") on Form 10-Q of CSP Inc. for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Chief Executive Officer, President and Chairman and Vice President of Finance, Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities

                   Exchange Act of 1934; and

            (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: April 29, 2004                                         By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer