Form 10-Q
period 2004-06-30
CSP INC /MA/
filed 2004-08-13
CIK 356037

                                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 10549
                                                                 ___________________
                                                 FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended           June 30, 2004

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.        [X]  Yes           [  ]  No

The registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)

Yes [ ] No [X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Class                                                             Outstanding August 13, 2004
           Common Stock, $.01 par value                                                3,569,441 shares

	INDEX
		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003	3
	Unaudited Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003	5
	Notes to Unaudited Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-29
Item 3	Qualitative and Quantitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	29-31

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity	31
	Securities
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a vote of Security Holders	31
Item 5.	Other information	31
Item 6.	Exhibits & Reports on Form 8-K	32

                                                      CSP INC. AND SUBSIDIARIES
                                                UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands, except par value)
	June 30,	September 30,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$3,754	$3,129
Short-term investments	8,508	7,365
Accounts receivable, net	7,326	5,429
Inventories	2,739	2,034
Refundable income taxes	15	1,095
Deferred income taxes	--	291
Other current assets	1,140	1,189
Total current assets	23,482	20,532

Property, equipment and improvements, net	1,046	944
Other assets:
Long-term investments	250	250
Deferred income taxes	637	--
Goodwill, net	2,996	2,996
Cash surrender value life insurance	1,597	1,549
Other assets	111	154
Total other assets	5,591	4,949

Total assets	$30,119	$26,425

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,630	$5,409
Deferred compensation and retirement plans	341	341
Deferred income taxes payable	132	--
Income taxes payable	632	733
Total current liabilities	8,735	6,483
Deferred compensation and retirement plans	8,549	7,990
Deferred income taxes payable	74	--
Other long-term liabilities	20	20
Total liabilities	17,378	14,493
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par; authorized, 7,500 shares; issued
4,140 and 4,109 shares	41	41
Additional paid-in capital	11,405	11,303
Retained earnings	9,342	8,654
Accumulated other comprehensive loss	(5,188)	(5,207)
	15,600	14,791
Less treasury stock, at cost, 572 shares	(2,859)	(2,859)
Total shareholders' equity	12,741	11,932
Total liabilities and shareholders' equity	$30,119	$26,425
See accompanying notes to consolidated financial statements.

                                                         CSP INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Sales:
Systems	$2,709	$1,869	$5,892	$4,135
Service and system integration	10,970	4,510	30,307	15,503
E-business software	352	293	994	946
Other software	270	289	1,074	969
Total sales	14,301	6,961	38,267	21,553

Cost of Sales:
Systems	1,071	770	2,230	2,052
Service and systems integration	8,923	3,667	24,673	12,369
E-business software	146	159	417	511
Other software	52	43	304	202
Total cost of sales	10,192	4,639	27,624	15,134

Gross profit	4,109	2,322	10,643	6,419

Operating expenses:
Engineering and development	794	873	2,292	2,722
Selling, general & administrative	2,692	2,011	7,494	5,590
Total operating expenses	3,486	2,884	9,786	8,312

Operating income (loss)	623	(562)	857	(1,893)

Other income(expense):
Foreign exchange gain (loss)	(8)	128	(22)	1,308
Other income (expense)	(1)	30	120	84
Total other income (expense), net	(9)	158	98	1,392

Income (loss) before income taxes	614	(404)	955	(501)

Provision (benefit) for income taxes	176	(64)	267	438

Net income (loss)	$438	$(340)	$688	$(939)

Net income (loss) per share - basic	$0.12	$(0.10)	$0.19	$(0.27)
Weighted average shares outstanding - basic	3,566	3,537	3,559	3,533
Net income (loss) per share - diluted	$0.12	$(0.10)	$0.18	$(0.27)
Weighted average shares outstanding - diluted	3,746	3,537	3,741	3,533

See accompanying notes to consolidated financial statements.

                                                                    CSP INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Amounts in thousands)

	For the nine months ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$688	$(939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	413	514
Non-cash changes in accounts receivable and inventory allowances	232	241
Deferred compensation and retirement plans	36	278
Refundable income taxes	1,102	--
Deferred income taxes	(109)	--
Cash surrender value life insurance	(48)	--
Other assets	43	(16)
Changes in current assets and liabilities:
Increase in accounts receivable	(1,693)	(1,575)
Decrease (increase) in inventories	(869)	441
Decrease (increase) in other current assets	121	(290)
Increase in accounts payable and accrued expenses	1,985	1,379
Increase (decrease) in income taxes payable	(107)	266
Net cash provided by operating activities	1,794	299
Cash flows from investing activities:
Purchases of available-for-sale securities	(145)	(300)
Purchases of held-to-maturity securities	(1,839)	(10,985)
Sales of available-for-sale securities	81	312
Maturities of held-to-maturity securities	1,378	13,512
Acquisition of business	--	(2,701)
Purchase of property, equipment and improvements	(514)	(309)
Net cash used in investing activities	(1,039)	(471)
Cash flows from financing activities:
Proceeds from issuance of shares under employee
stock purchase plan	80	28
Proceeds from stock options	22	--
Purchase of treasury stock	--	(6)
Net cash provided by financing activities	102	22
Effects of exchange rate on cash and cash equivalents	(232)	(720)
Net increase (decrease) in cash and cash equivalents	625	(870)
Cash and cash equivalents, beginning of period	3,129	3,835
Cash and cash equivalents, end of period	$3,754	$2,965

Supplementary cash flow information:
Cash paid for income taxes, net	$169	$317
Cash paid for interest	$ 83	$ 80

See accompanying notes to consolidated financial statements.

                                                      CSP INC. AND SUBSIDIARIES
                                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

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

2.    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") and, in December 2003, issued a revision to that interpretation ("FIN 46R"). FIN 46R further explains how to identify variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of June 30, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition," which supersedes SAB 101 "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of the Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 0021; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company's financial position or results of operations.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF requires additional quantitative disclosures related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with fiscal years ending after December 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" which retains all of the disclosures that are required by FASB 132 and includes several additional disclosures. It also amends APB Opinion 28 "Interim Financial Reporting" to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132 (revised 2003) are effective for fiscal years ending after June 15, 2004. The interim disclosure provisions are effective for interim periods beginning December 15, 2003 (March 31, 2004 for a calendar year-end company). The Company has adopted the provisions of SFAS 132 (revised 2003) in the first quarter of fiscal year 2004.

3.    Earnings Per Share of Common Stock

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's reported net income (loss) is as follows:

	For the three months ended	For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)

Net income (loss)	$438	$(340)	$688	$(939)

Weighted average number of shares outstanding - basic	3,566	3,537	3,559	3,533
Incremental shares from the assumed exercise of stock
options	180	--	182	--
Weighted average number of shares outstanding -
dilutive	3,746	3,537	3,741	3,533

Net income (loss) per share - basic	$0.12	$(0.10)	$0.19	$(0.27)
Net income (loss) per share - diluted	$0.12	$(0.10)	$0.18	$(0.27)

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and nine month periods ended June 30, 2003, due to the Company's net loss, all of the outstanding options of 523,034 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three and nine month periods ended June 30, 2004, options of 507,456 were included in the diluted net income per share calculation and options of 3,000 were excluded from the diluted net income per share calculation.

4.    Stock-Based Compensation

The Company accounts for its stock compensation under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The following table illustrates the pro forma effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share)

Net income (loss)	$438	$(340)	$688	$(939)

Deduct: Stock based employee
compensation expense determined
under fair value based method for
all awards	38	44	115	131

Pro forma net income (loss)	$400	$(384)	$573	$(1,070)

Income (loss) per share:
Basic, as reported	$0.12	$(0.10)	$0.19	$(0.27)
Diluted, as reported	$0.12	$(0.10)	$0.18	$(0.27)
Basic, pro forma	$0.11	$(0.11)	$0.16	$(0.30)
Diluted, pro forma	$0.11	$(0.11)	$0.15	$(0.30)

Weighted average shares outstanding -
basic	3,566	3,537	3,559	3,533
Weighted average shares outstanding -
diluted	3,746	3,537	3,741	3,533

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Risk-free interest rate	3.9%	1.9%	3.3%	3.1%
Expected dividend yield	--	--	--	--
Expected volatility	49.5%	49.3%	49.3%	49.5%
Expected life (years)	10	10	10	10
Weighted average fair value of options
granted during the period	N/A	$3.22	$5.70	$2.98

5. Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform to the 2004 presentation.

6.    Business acquired

On May 30, 2003 the Company acquired certain assets of Technisource Hardware, Inc., a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The total purchase price was $3,285,000 of which $2,701,000 was paid in cash at closing, $458,000 was paid subsequently related to the net working capital items acquired and $126,000 was paid in transaction costs directly related to the acquisition. The transaction resulted in $2,779,000 in goodwill.

The Company paid $458,000 for working capital which included the following:

(Amounts in
Thousands)

Accounts Receivable	$911
Non-Trade receivables	89
Prepaid expense	7
Less:
Accounts Payable	339
Other liabilities	210
Net cash paid for working capital	$458

The acquisition was accounted for as a purchase. The Company's consolidated results of operations include the operating result of the acquired company from the acquisition date. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired.

The following unaudited pro forma financial information is not necessarily indicative of the Company's results of operations that would have occurred had the transaction taken place at the beginning of periods presented or future results of the combined companies.
	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Actual	Pro Forma	Actual	Pro Forma
		(Amounts in thousands, except per share amounts)

Total sales	$14,301	$8,848	$38,267	$27,141

Operating income (loss)	$623	($516)	$857	$(1,523)

Net income (loss)	$438	$(314)	$688	$(728)

Net income (loss) per share	$0.12	$(0.09)	$0.19	$(0.21)

7. Inventories

Inventories consist of the following:

	June 30,	September 30,
	2004	2003
	(Amounts in thousands)

Raw materials	$1,178	$775
Work in process	393	119
Finished goods	1,168	1,140
Total	$2,739	$2,034

8. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:
	Unrealized		Accumulated	Accumulated
	Gain(loss)	Foreign	Additional	Other
	on	Translation	Pension	Comprehensive
	investments	Adjustment	Liability	Income (Loss)
		(Amounts in thousands)

Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)
Change in period	30	131	--	161
Balance December 31, 2003	$42	$(1,510)	$(3,578)	$(5,046)
Change in period	3	(118)	--	(115)
Balance March 31, 2004	$45	$(1,628)	$(3,578)	$(5,161)
Change in period	3	(30)	--	(27)
Balance June 30, 2004	$48	$(1,658)	$(3,578)	$(5,188)

Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(36)	(245)	--	(281)
Balance December 31, 2002	$1	$(1,161)	$(3,310)	$(4,470)
Change in period	60	(717)	--	(657)
Balance March 31, 2003	$61	$(1,878)	$(3,310)	$(5,127)
Change in period	--	2	--	2
Balance June 30, 2003	$61	$(1,876)	$(3,310)	$(5,125)

9. Goodwill

On October 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires the Company to evaluate its existing goodwill that was acquired in prior purchase business combinations. Accordingly, the Company is required to assess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible, including goodwill, is determined to have an indefinite useful life, the Company is required to test the intangible for impairment in accordance with the provisions of SFAS No. 142.

The changes in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2004 and 2003 are as follows:
		Service and
	Other	System
	Software	Integration	Total
	(Amounts in thousands)

Balance as of September 30, 2002	$582	$ --	$ 582
Goodwill amortization	--	--	--
Balance as of December 31, 2002	$582	$ --	$ 582
Goodwill amortization	--	--	--
Balance as of March 31, 2003	$582	$ --	$ 582
Acquisition of business	--	2,654	2,654
Goodwill amortization	--	--	--
Balance as of June 30, 2003	$582	$2,654	$3,236
Goodwill amortization	--	--	--
Impairment charge on goodwill	(365)	(125)	(490)
Balance as of September 30, 2003	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of December 31, 2003	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of March 31, 2004	$217	$2,779	$2,996
Goodwill amortization	--	---	--
Balance as of June 30, 2004	$217	$2,779	$2,996

10. Deferred Compensation and Retirement Plans

The components of net periodic benefit cost related to the U.S. and international deferred compensation and retirement plans are as follows:
	Pension		Post Retirement
	Three months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(Amounts in thousands)
Three Months Ended:
Service cost	$29	$81	$12	$14
Interest cost	196	193	1	2
Expected return on
plan assets	(68)	(87)	--	--
Amortization of:
Prior service costs/(gains)	30	38	--	--
Net transition asset	(28)	(7)	--	--
Total cost	$159	$218	$13	$16

	Pension		Post Retirement
	Nine months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
Nine Months Ended:	2004	2003	2004	2003
Service cost	$88	$244	$35	$43
Interest cost	587	579	5	5
Expected return on plan
assets	(203)	(262)	--	--
Amortization of:
Prior service costs/(gains)	90	113	--	--
Net transition asset	(83)	(14)	--	--
Total cost	$479	$660	$40	$48

The Company does not anticipate that it will have to make any contributions for the fiscal year ended September 30, 2004 based upon the expected return on the plan assets and projected benefit obligation.

11. Segment and Geographical Information

The following table presents certain operating segment information:

		Service and
		System	E-business	Other
	Systems	Integration	Software	Software	Total
		(Amounts in thousands)
Quarter Ended 6/30/04
Net Sales	$2,709	$10,970	$352	$270	$14,301
Income(loss) from operations	419	441	(210)	(27)	623
Identifiable assets	10,417	18,570	609	523	30,119
Capital expenditures	46	74	2	--	122
Depreciation and amortization	49	93	4	3	149

Quarter Ended 6/30/03
Net Sales	$1,869	$4,510	$293	$289	$6,961
Loss from operations	299	(376)	(382)	(103)	(562)
Identifiable assets	9,622	14,800	903	917	26,242
Capital expenditures	47	117	7	1	172
Depreciation and amortization	82	64	4	9	159

Nine Months Ended 6/30/04
Net Sales	$5,892	$30,307	$994	$1,074	$38,267
Income(loss) from operations	801	702	(534)	(112)	857
Identifiable assets	10,417	18,570	609	523	30,119
Capital expenditures	209	291	9	5	514
Depreciation and amortization	139	255	9	10	413

Nine Months Ended 6/30/03
Net Sales	$4,135	$15,503	$946	$969	$21,553
Loss from operations	(384)	(399)	(825)	(285)	(1,893)
Identifiable assets	9,622	14,800	903	917	26,242
Capital expenditures	107	179	11	12	309
Depreciation and amortization	292	196	12	14	514

The Company operates in four segments. The four segments are: I) Systems, which includes manufactured hardware products, II) Service and System Integration, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business Software and IV) Other Software products that are developed by the Company.

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

Identifiable assets include deferred income tax assets and other financial instruments managed by the Company. Identifiable assets and capital expenditures common to more than one segment are allocated on a sales basis.

For the nine months ended June 30, 2004 and 2003, the Company had sales to one customer which accounted for approximately $7.8 million (20%) and $2.9 million (14%) of total sales, respectively. No other customers had sales in excess of 10% for the nine months ended June 30, 2004 and 2003.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on form 10-Q contains forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as "intended," "expects," "anticipates" and "is (or are) expected (or anticipated)." These forward-looking statements include but are not limited to those identified below. Actual results may differ materially from those discussed in such forward-looking statements, and stockholders of CSP Inc. should carefully review the cautionary statements set forth in this form 10-Q, including those set forth under the caption "Factors That May Affect Future Results". CSPI does not undertake to update any of such forward-looking statements.

Overview

CSP Inc. was founded in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market software for E-business and messaging solutions and image processing software, network management, security and storage systems integration services and high-performance cluster computer systems.

CSPI operates in four segments. The four segments which are: I) Systems, which includes manufactured hardware products, II) Systems Integration and Services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business Software and IV) Other Software products that are developed by the Company.

MODCOMP, Inc., a subsidiary of the Company, is a multinational business operation that develops and markets E-business and messaging solutions and provides network management, storage systems and security integration services including consulting, system integration and outsourcing. MODCOMP expanded its United States of America reseller operations for hardware and software with the acquisition of certain assets of Technisource Hardware, Inc. on May 30, 2003. Technisource operates as the System and Solutions Division of the Company. MODCOMP announced OpenXport and enterprise level message broker based on Dresdner Kleinwort Wasserstein's open source messaging adapter technology and MODCOMP's software development expertise to offer customized communication solutions. This expands our messaging products which include Xport, a messaging server that handles high throughput messages between host systems and client devices like fax, email and telex. In addition, MODCOMP develops and markets ViewMax, which is a development software that allows companies to rapidly re-engineer and integrate their legacy application with Internet technologies, and AIM66, which is a multichannel transaction server software that supports WAP, GPRS, I-mode and UMTS, which are critical for the 3G wireless deployment in Europe. The Company sells all of its products through its own direct sales force in the United States of America, Germany and United Kingdom. We also sell our products and services through distributors in the rest of the world.

The Company has another subsidiary, Scanalytics, Inc., which develops and markets imaging systems for molecular and cell biology. Its revenues are reported in the other software segment. Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including Digital Microscopy, Genomics, and High-Throughput Screening. Scanalytics sells both directly and through a network of distributors and resellers.

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

Revenue recognition

Our revenues are primarily generated from the sale of e-business solutions and image processing software, network management and storage systems, integration services and high-performance cluster computer systems. Revenues are recognized in accordance with generally accepted accounting principles in the United States of America and when all other revenue recognition criteria have been met. The Company enters into transactions to sell products (hardware and software), services, and multiple element arrangements that may include any combination thereof. The Company evaluates revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

Evidence of an arrangement: Before revenue is recognized, the Company must have persuasive evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

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

The following additional policies are applicable to CSPI's major categories of revenue transactions:

Systems Revenue

Systems revenue includes manufactured hardware products. The Company's standard sales agreements do not generally include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

Service and System Integration Revenue and E-business Revenue

Maintenance contract revenue, which is included in this category, is recognized ratably over the contractual period. Revenue for professional services rendered as part of System integration or E-business customer projects is recognized as the services are rendered under a time and material arrangement. When rendered under a fixed price professional services contract, revenue is recognized on a percentage of completion basis with progress towards completion measured on a cost-to-cost basis, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company's service agreements do not generally include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

Third-party hardware and third-party software is recognized when the Revenue Recognition Criteria are met. The Company's standard sales agreements do not generally include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return. If the Company does not take title to the third-party hardware or software, the revenue would be recognized as commission revenue, net of related costs, when the Revenue Recognition Criteria are met.

Other Software Revenue

CSPI sells propriety software and recognizes its revenue as follows:

The Company recognizes revenue from the sale of software products in accordance with the AICPA Statement of Position ("SOP") 97-2, as amended by SOP 98-9. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence ("VSOE") to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element software arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

For software licenses sold separately without modification and training, revenue is recognized upon delivery assuming all other recognition criteria are met.

Multiple Element Arrangements

In certain circumstances, the Company enters into revenue arrangements as a result of which the Company is obligated to deliver to its customers multiple products and/or services ("multiple elements"). In these transactions, the Company follows the requirements of EITF 00-21 and SAB 104 and allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on VSOE of fair value. The Company recognizes revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met.

Valuation Allowances

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances would be required.

The Company records a valuation allowance to reduce the balance of deferred tax assets due to the lack of significant orders and the U.S. losses over the last three years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of taxable income in the U.S. over the last three years and lack of significant orders, the Company established a valuation allowance for the entire U.S. deferred tax asset. A deferred tax asset and liability for foreign operations has been established for the period. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or operating loss carryforwards expire, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and therefore has adjusted the deferred tax asset valuation allowances.

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

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company's use of the asset or the strategy for the Company's overall business, and significant negative industry or economic trend. In evaluating the impairment of goodwill, the Company considers a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company's annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses. The Company's cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying businesses. Management also considers the Company's market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. Key assumptions also include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company's assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Deferred Compensation and retirement plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values of officer life insurance policies relating to current and former employees. The plan assumptions in the U.S. include a discount rate of 7%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculating the deferred compensation and retirement plan net liabilities, the Company establishes assumptions regarding discount rates, rates of return on assets and the compensation rates of increase. If factors differ from the assumptions, deferred compensation and retirement plan net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The amount of the deferred retirement compensation and retirement plan liability was $8.9 million at June 30, 2004.

Results of Operations - 2004 Compared to 2003

The following table details the Company's results of operations in dollars and as a percentage of sales for the three and nine months ended June 30, 2004 and 2003:

	For the three months ended				For the nine months ended
	June 30,		June 30,		June 30,		June 30,
	2004	%	2003	%	2004	%	2003	%
			(Amounts in thousands)

Sales	$14,301	100%	$6,961	100%	$38,267	100%	$21,553	100%

Cost of sales	10,192	71%	4,639	67%	27,624	72%	15,134	70%

Engineering and
development	794	6%	873	13%	2,292	6%	2,722	13%

Selling, general and
administrative	2,692	19%	2,011	28%	7,494	20%	5,590	26%

Total costs and
expenses	13,678	96%	7,523	108%	37,410	98%	23,446	109%

Operating income (loss)	623	4%	(562)	(8%)	857	2%	(1,893)	(9%)

Foreign exchange gain
(loss)	(8)	--	128	2%	(22)	--	1,308	6%
Other income	(1)	--	30	--	120	--	84	1%
Total other income, net	(9)	--	158	2%	98	--	1,392	7%

Income (loss) before
income taxes	614	4%	(404)	(6%)	955	3%	(501)	(2%)

Provision (benefit) for
income taxes	176	1%	(64)	(1%)	267	1%	438	2%

Net income (loss)	$438	3%	$(340)	(5%)	$688	2%	$(939)	(4%)

The following table compares the Company's result of operations for the three and nine months ended June 30, 2004 and 2003:

For the three months ended			For the nine months ended
June 30, 2004 vs. June 30, 2003			June 30, 2004 vs. June 30, 2003
	$	%	$	%
	Change	Change	Change	Change
		(Amounts in thousands)

Sales	$7,340	105%	$16,714	78%

Cost of sales	5,553	120%	12,490	83%

Engineering and
Development	(79)	(9%)	(430)	(16%)

Selling, general &
Administrative	681	34%	1,904	34%

Total costs and
Expenses	6,155	82%	13,964	60%

Operating income (loss)	1,185	211%	2,750	(145%)

Foreign exchange gain (loss)	(136)	(106%)	(1,330)	(102%)
Other income	(31)	(103%)	36	43%
Total other income, net	(167)	(106%)	(1,294)	(93%)

Income (loss) before income
taxes	1,018	252%	1,456	(291%)

Provision (benefit) for income
taxes	240	(375%)	(171)	(39%)

Net income (loss)	$778	229%	$1,627	(173%)

Revenue

CSPI operates in four segments. The four segments are: I) Systems, which include manufactured hardware products, II) Systems Integration and Services, which includes maintenance and integration and sale of third-party hardware products and services, III) E-business Software and IV) Other Software products that are developed by the Company.

The following table details the Company's sales by operating segment for the three and nine months ended June 30, 2004 and 2003:

	June 30,	% of	June 30,	% of
Sales Revenue:	2004	Total	2003	Total
		(Amounts in thousands)
For the Three Months Ended:
Systems	$2,709	19%	$1,869	27%
Service and System Integration	10,970	77%	4,510	65%
E-business Software	352	2%	293	4%
Other Software	270	2%	289	4%
Total	$14,301	100%	$6,961	100%

For the Nine Months Ended:
Systems	$5,892	15%	$4,135	19%
Service and System Integration	30,307	79%	15,503	72%
E-business Software	994	3%	946	4%
Other Software	1,074	3%	969	5%
Total	$38,267	100%	$21,553	100%

The Company reported a net sales increase of 105% or $7.3 million for the quarter and an increase of 78% or $16.7 million year to date compared to the same periods of the prior fiscal year. The increased revenue came from growth in sales of all of the segments. Approximately 9% and 11% of the increased sales for three month and nine month periods was due to the effects of foreign exchange rates. The largest increase in sales was primarily due to the increase in Service and System Integration sales as a result of MODCOMP's Systems and Solution Division, formerly Technisource Hardware Inc. which accounted for $5.0 million in sales or 35% of total sales during the quarter and $13.6 million or 36% of total sales for the year to date period. We acquired the Systems and Solution Division in May 30, 2003. The additional Service and System Integration sales growth of 33% and 8% for the three and nine months periods ended June 30, 2004 was due primarily to increased sales from our German subsidiary with increased sales to customers in the telecommunications industry such as E-Plus and Vodafone. System sales increased by $.8 million or 45% as compared to the third quarter of fiscal year 2003 and $1.8 million or 42% compared to the prior year nine-month period ended June 30, 2003. The remaining sales growth was primarily from System Sales.

  System sales were $2.7 million for the three-month period ended June 30, 2004, compared to $1.9 million for the three-month period ended June 30, 2003. The quarter sales increased by $840,000 or 45% from the same period of the previous fiscal year. System sales were $5.9 million for the nine-month period ended June 30, 2004, compared to $4.1 million for the nine-month period ended June 30, 2003. This represented an increase of $1,757,000 or 42% from the prior year comparable nine-month period. This increase was primarily due to the initial sales for products and services related to the contract with Lockheed Martin for the E-2C Hawkeye aircraft. The Series 2000 product line accounted for 98% and 95% of system sales for the three and nine-month periods ended June 30, 2004 compared to 96% and 85% for the three and nine-month periods ended June 30, 2003. The SuperCard product line accounted for less than 1% of system sales for the three and nine-month periods ended June 30, 2004 and 2003.

E-business Software sales were $352,000 and $994,000 for the three and nine month periods ended June 30, 2004 compared to $293,000 and $946,000 for the prior comparable periods ended June 30, 2003. This represents a quarter increase of $59,000 or 20% and a nine-month increase of $48,000 or 5%.

Other Software sales were $270,000 and $1,074,000 for the three and nine-month periods ended June 30, 2004 compared to $289,000 and $969,000 for the three and nine-month periods ended June 30, 2003. This represents a decline of $19,000 or 7% for the three month period and an increase of $105,000 or 11% for the nine month period. The year to date increase is mainly due to two large systems sales for drug discovery totaling $110,000 which shipped in March 2004. The Other Software sales are primarily from sales of life sciences software licenses.

The following table details the Company's sales by geographic region for the three and nine month periods ended June 30, 2004 and 2003:

	For the three months ended				For the nine months ended
	June 30	% of	June 30	% of	June 30	% of	June 30	% of
	2004	Total	2003	Total	2004	Total	2003	Total
			(Amounts in thousands)
Europe	$5,756	40%	$3,055	44%	15,951	42%	$13,578	63%
North America	7,670	54%	3,435	49%	21,037	55%	7,159	33%
Far East	875	6%	471	7%	1,279	3%	816	4%
Totals	$14,301	100%	$6,961	100%	$38,267	100%	$21,553	100%

North American sales increased $4.2 million or 123% for the quarter and $13.9 million or 194% for the nine-month period. The Company's North American sales increased primarily due to the acquisition on May 30, 2003 of Systems and Solution Division. This division sells primarily in the U.S. and accounted for $5.0 million or 35% and $13.6 million or 36% of total sales for the three and nine month periods ended June 30, 2004. The Company trend towards increased sales in North America is expected to continue as reflected in the quarter ended June 30, 2004 percentage of total sales.

European sales increased $2.7 million or 88% and $2.4 million or 17%. This increase was primarily from subsidiaries in Germany and the United Kingdom.

Cost of Sales

The following table details the Company's sales and gross margin by operating segment for the three and nine months ended June 30, 2004 and 2003:
		Service and	E-
		System	business	Other
	Systems	Integration	Software	Software	Total
		(Amounts in thousands)
Qtr Ended 6/30/04
Sales	$2,709	$10,970	$352	$270	$14,301
Cost of sales	1,071	8,923	146	52	10,192
Gross margin $	1,638	2,047	206	218	4,109
Gross margin %	60%	19%	59%	81%	29%

Qtr Ended 6/30/03
Sales	$1,869	$4,510	$293	$289	$6,961
Cost of sales	770	3,667	159	43	4,639
Gross margin $	1,099	843	134	246	2,322
Gross margin %	59%	19%	46%	85%	33%

Nine Months Ended 6/30/04
Sales	$5,892	$30,307	$994	$1,074	$38,267
Cost of sales	2,230	24,673	417	304	27,624
Gross margin $	3,662	5,634	577	770	10,643
Gross margin %	62%	19%	58%	72%	28%

Nine Months Ended 6/30/03
Sales	$4,135	$15,503	$946	$969	$21,553
Cost of sales	2,052	12,369	511	202	15,134
Gross margin $	2,083	3,134	435	767	6,419
Gross margin %	50%	20%	46%	79%	30%

Total cost of sales as a percentage of revenue increased to 71% and 72% for the three and nine months ended June 30, 2004 compared to 67% and 70% for the comparable periods ended June 30, 2003. The quarter and nine-month period increase in cost of sales was due to the change in mix of revenue and the effects of foreign exchange rates. The increased sales from the Service and Systems Integration segment related to the acquisition of the Systems and Solutions Division which has a higher cost of sales than other segments due to the fact that most of this segment's revenue was derived from the sale of third party products.

System cost of sales as a percentage of revenue decreased to 40% and 38% for the three and nine months ended June 30, 2004 compared to 41% and 50% for the same periods of the prior fiscal year. This was due to the increased business in the segment and improved manufacturing efficiencies.

Service and System Integration cost of sales as a percentage of revenue was 81% for the three and nine month periods ended June 30, 2004 compared to 81% and 80% for the same comparable periods of fiscal 2003. The MODCOMP System and Services Division acquisition represented $4.1 million or 46% and $11.3 million or 46% of the total cost of sales of the segment for the three and six month periods ended June 30, 2004 accounting for a large portion of the increased expense. Cost of sales as a percentage of sales for the Systems and Solutions Division for the three and nine-month periods ended June 30, 2004 were consistent with the comparable periods of fiscal 2003.

E-Business cost of sales as a percentage of revenue decreased to 41% and 42% for the three and nine-month periods ended June 30, 2004 compared to 54% for the prior comparable periods of fiscal 2003. This decline was primarily due to improved efficiencies and the redeployment of staff.

Other Software cost of sales as a percentage of revenue increased to 19% and 28% for the three and nine month periods ended June 30, 2004 compared to 15% and 21% for the prior comparable three and nine month periods of fiscal 2003. This was primarily due to added costs to purchase system components for the two large system sales during the second quarter.

Foreign exchange represented approximately 5% and 10% of the total cost of sales for the three and nine month periods ended June 30, 2004.

Engineering and Development

  The following table details engineering and development expenses by operating segment for the three and nine months ended June 30, 2004 and 2003:

	For the three months ended				For the nine months ended
	June 30	% of	June 30	% of	June 30	% of	June 30	% of
Engineering & Development Expense:	2004	Total	2003	Total	2004	Total	2003	Total
			(Amounts in thousands)
By Operating Segment:
Systems	$448	56%	$363	42%	$1,247	54%	$1,223	45%
Service and System Integration	89	11%	208	24%	231	10%	685	25%
E-business Software	166	21%	181	21%	494	22%	411	15%
Other Software	91	12%	121	13%	320	14%	403	15%
Total	$794	100%	$873	100%	$2,292	100%	$2,722	100%

Engineering and development expenses decreased by approximately 9% and 16% for the three and nine months ended June 30, 2004 compared to the same periods of the prior fiscal year. The decrease was due to a reduction in the Service and System Integration segment expense of $119,000 or 57% and $454,000 or 66% for the three and nine-month periods which was attributable to a decrease and redeployment in staff. This decrease was offset by an increase in the Systems segment expense of $85,000 or 23% and $24,000 or 2% for the three and nine month periods ended June 30, 2004 compared to the same periods of fiscal 2003. This increase is primarily due to the addition of engineering personnel in our MultiComputer Division to meet the increasing demands of the market. The addition of staff will help to enhance our research and development efforts. In addition the E-business Software segment expense increased $83,000 or 20% for the nine-month period ended June 30, 2004 compared to the same period of fiscal 2003. This increase was due to continuing development efforts of the Open Xport software and other products in our United Kingdom subsidiary.

Selling, General and Administrative

  The following table sets forth selling, general and administrative expense by operating segment for the three and nine months ended June 30, 2004 and 2003:

	For the three months ended				For the nine months ended
	June 30	% of	June 30	% of	June 30	% of	June 30	% of
S G & A Expense:	2004	Total	2003	Total	2004	Total	2003	Total
			(Amounts in thousands)
By Operating Segment:
Systems	$771	29%	$437	22%	$1,614	22%	$1,244	22%
Service and System Integration	1,517	56%	1,011	50%	4,701	63%	2,848	51%
E-business Software	250	9%	335	17%	617	8%	849	15%
Other Software	154	6%	228	11%	562	7%	649	12%
Total	$2,692	100%	$2,011	100%	$7,494	100%	$5,590	100%

Selling, general and administrative expense increased $681,000 or 34% for the three months ended June 30, 2004 and $1,904,000 or 34% for the nine months ended June 30, 2004 compared to the same periods of fiscal 2003. This increase is mainly due to increases in the Service and System Integration segment of $506,000 or 50% and $1,853,000 or 65% for the three and nine-month periods ended June 30, 2004 compared to the same periods of fiscal 2003. This is primarily due to the acquisition of Systems and Solution Division which had expenses of $589,000 and $1,741,000 for the three and nine-month periods ended June 30, 2004 compared to $145,000 for the three and nine-month periods ended June 30, 2003. The Division represented approximately 22% of total for the quarter and 23% for the nine months ended June 30, 2004. In addition the Systems segment expense increased $334,000 or 76% and $370,000 or 30% for the three and nine-month periods ended June 30, 2004 compared to the same periods of fiscal 2003. This increase was primarily due to the increased audit and consulting fees related to the implementation of Sarbanes-Oxley regulations and increased bonus expense. This increase was offset by a decrease of $85,000 or 25% and $232,000 or 27% in the E-business Software segment. This decline was due to reductions in staff and the associated expenses. Other Software segment expense decreased $74,000 or 32% and $87,000 or 13% compared to the same periods of the prior fiscal year. This decrease was mainly due to a reduction in staff in the segment.

Foreign Exchange Gain (Loss)

Other income (expenses) decreased due primarily to the foreign exchange gains of our United Kingdom subsidiary recorded in the three and nine month periods ended June 30, 2003 of $128,000 and $1,308,000 compared to losses of ($8,000) and ($22,000) in the three and nine month periods ended June 30, 2004. This was due to the fact that the one of the Company's foreign subsidiaries converted a portion of a loan to another foreign subsidiary to capital in the fourth quarter of fiscal 2003. In addition, management had originally intended to repay the loans but has changed its intention for future settlement of the remaining loan obligation. As a result of the change in intention to settle these loans the recording of the exchange gain or loss on the loans will now be reflected in accumulated other comprehensive income, a separate component of shareholders' equity.

Income Tax

The Company recorded a provision for income taxes for the three and nine months ended June 30, 2004 of $176,000 and $267,000, respectively compared to a benefit of $64,000 in the three months ended June 30, 2003 and expense of $438,000 for the nine months ended June 30, 2003. The Company's tax expense is primarily due to profits in the Germany and United Kingdom operations, which is partially offset by a benefit of operating loss carryforwards. The US operations reported operating income for both the three and nine-month periods ended June 30, 2004 and most of the tax expense for the federal and state taxes has been reduced by the change in the valuation allowance for deferred tax.

Financial Condition, Liquidity and Capital Resources

The Company uses a combination of cash flow from operations and marketable securities to support ongoing business activities, investing in technologies, purchase of capital equipment, and financing of inventories and accounts receivables.

As of June 30, 2004, we had cash and cash equivalents of $3.8 million and short-term investments of $8.5 million, an increase of $.7 million of cash and cash equivalents from $3.1 million at September 30, 2003, and an increase of $1.1 million of short-term investments from $7.4 million as of September 30, 2003. The net combined increase of $1.8 million for cash, cash equivalents and short-term investments resulted primarily from the increase in revenue. Our working capital as of June 30, 2004 was $14.7 million, compared to $14.0 million as of September 30, 2003.

Cash provided by operating activities was $1.8 million for the nine months ended June 30, 2004. The increase in cash from operating activities consisted of $413,000 in non-cash depreciation and amortization expense, $232,000 in non-cash changes in accounts receivable and inventory allowances, a decrease in refundable income taxes of $1.1 million, an increase in accounts payable and accrued expenses of $1.9 million and our net income of $688,000 offset by an increase in accounts receivable of $1.7 million, an increase in inventories of $869,000 and a decrease in income taxes payable of $107,000. For the nine months ended June 30, 2003, our operating activities provided net cash of $299,000, resulting from an increase in accounts payable and accrued expenses of $1.4 million, non-cash depreciation and amortization of $514,000, non-cash changes in accounts receivable and inventory allowances of $241,000, an increase in deferred compensation and retirement plans of $278,000 and a decrease in inventories of $441,000 offset by the net loss for the period of $939,000, an increase in accounts receivable of $1.6 million.

Cash used in investing activities was $1.0 million for the nine months ended June 30, 2004. Investing activities consisted of purchases of marketable securities of $2.0 million and purchases of property and equipment of $514,000 to support current operations. Offsetting these purchases were maturities of marketable securities of $1.5 million. For the nine months ended June 30, 2003, cash used in investing activities was $471,000 and consisted of purchases of marketable securities of $11.3 million and purchases of property and equipment of $309,000 to support current operations, offset by maturities of investments of $13.8 million.

Cash provided by financing activities was $102,000 for the nine months ended June 30, 2004, primarily related to $80,000 in proceeds from issuance of shares under employee stock purchase plans and proceeds from the exercise of stock options. Cash provided by financing activities of $22,000 for the nine months ended June 30, 2003 was primarily related to proceeds from issuance of shares under employee stock purchase plans.

Capital expenditures totaled $514,000 and $309,000 for the nine months ended June 30, 2004 and 2003, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations. Purchases of computer equipment represent the largest component of our capital expenditures. We expect to continue to make capital expenditures throughout the year as we continue to enhance our infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures through the use of working capital.

The Company has unfunded pension liabilities of $3.4 million related to the plans held by the United Kingdom (UK) subsidiaries. New legislation relating to UK pensions has been implemented and the Company was not required to make changes to the statutory funding requirements.

Days sales outstanding ("DSO") (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at June 30, 2004 was 49 days, a decrease of 16 days compared to our DSO of 65 days as of September 30, 2003. The decrease in DSO resulted from collections on outstanding balances from prior periods in combination with the increase in revenue. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO balances may increase or decrease due to changes in factors such as the timing of when sales are invoiced and the length of our customer's payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balances. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

Over the past several years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. We anticipate that our overall operating expenses in the immediate future will remain relatively flat or increase slightly in some areas, such as product development expenses and general and administrative expenses. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. However, if we have the opportunity, we may also use our cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term investments, which totaled $12.2 million at June 30, 2004, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months and foreseeable future.

Inflation and Changing Prices

     Management does not believe that inflation and changing prices had a significant impact on sales, revenues or income during the three and nine-month periods ended June 30, 2004 and 2003. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Commitments and Contingencies

As of June 30, 2004, our primary financial commitments consisted of obligations outstanding under operating leases. In our Annual Report on Form 10-K for the year ended September 30, 2003, we included information about these commitments under the heading "Commitments and Contingencies - Leases", which information is incorporated by reference.

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

Item 4. Controls and Procedures

1. Disclosure controls and procedures

As we reported in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, in March 2004 Grant Thornton, LLP ("GT"), the Company's former independent auditors, and the Company's management advised the Company's Audit Committee that during the course of the fiscal 2003 audit, GT noted significant deficiencies, also known as reportable conditions (as those terms are defined by AICPA Professional Standards-AU Section 325), in our internal controls. The conditions related to financial reporting processes in the quality and completeness of financial analysis, understaffing at our corporate headquarters, documentation regarding accounting policies and internal controls procedures, revenue recognition at divisions, adjustment of goodwill and oversight of financial reporting matters.

GT did not assert that there was any error or misapplication of GAAP in our financial statements. No prior period adjustments were contemplated by the Company or recommended by GT. GT's report on our 2003 audited consolidated financial statements was issued without modification.

The Company's principal executive officer and principal financial officer believe that procedures followed by the Company provide reasonable assurance that the identified weaknesses and deficiencies did not lead to material misstatements in the Company's consolidated financial statements included in the Form 10-K and Forms 10-Q.

Each of matters reported on by GT has been addressed and corrective action taken by management, and reported to the Audit Committee. The deficiency related to financial reporting process in the quality and completeness of the financial analysis was addressed by modifying and upgrading the reporting package from field operations. The Company implemented a number of changes in its reporting of financial data from its field operations during fiscal 2003 and this has been expanded during fiscal 2004 to continue to improve the financial reporting and internal controls. Financial packages from field operations were expanded to include (1) more detailed analysis of operating results, (2) local management discussion & analysis of the results, (3) identification of any changes in any polices or procedures in the accounting and internal controls, and (4) expansion of the financial reporting information to meet the requirements of management so they could continue to meet the requirements of Sarbanes-Oxley Act (SOX) and the PCAOB. In addition, we have expanded the content of the reporting package provided to our Board of Directors to assist them in their review of the company.

The deficiency comment regarding understaffing at the corporate headquarters was addressed by the Audit Committee in late July 2003. The Committee authorized the hiring of a Corporate Controller, a position the Company filled in September 2003. While this fulfilled the immediate needs of the Company, the Audit Committee agreed to review the staffing of our financial operations periodically to assure proper staffing levels.

To address the deficiency comment regarding documentation of accounting policies and internal control policies, the Company began a project to upgrade such documentation. The project was started in fourth quarter of fiscal year 2003. We also included reviews of the revenue recognition policies of each operation, and we are upgrading our documentation of each of the operations policies and procedures. The Company has continued to further expand the project to include an upgrade of documentation of its internal control system as part of the Section 404 attestation process related to SOX. This project will be completed during the first six months of fiscal year 2005.

The Company has also improved its procedures and underlying documentation for its goodwill analysis. These procedures are currently in place and are being performed. To address the deficiency comment regarding oversight of financial reporting matters, management and Board of Directors has expanded our fiscal 2003 review process with the addition of more detailed information and analysis. The Company continued to improve its processes and procedures in order to monitor and support the financial reporting and internal control systems to provide more timely reporting to management and the Board. In summary, each of the conditions noted by GT has been addressed and actions have been taken to correct any issues noted. We will continue to improve the review process by management and Board of Directors.

Consequently, taking into account the issues and corrective measures noted above on their review as of the quarter ended June 30, 2004, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

2. Changes in internal control over financial reporting

We note the corrective actions referred to above, which we do not believe materially affected or are reasonably likely to materially affect our internal control over financial reporting. There have been no other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

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
  Reports on Form 8-K
1.1

We filed a Form 8-K on April 29, 2004, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing the Company's second quarter financial results for the three and six month periods ended March 31, 2004.

1.2

We filed a Form 8-K on June 15, 2004, reporting under "Item 4. Change in Registrant's Certifying Accountant" that the Company engaged KPMG LLP as its new principal independent accountant for the fiscal year ended September 30, 2004.

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP Inc.
(Registrant)

Date: August 13, 2004                                         By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: August 13, 2004                                        By: /s/ Gary W. Levine
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

Date: August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: August 13, 2004                                         By: /s/ Gary W. Levine
                                                                                   Vice President of Finance,
                                                                                   Chief Financial Officer