Form 10-K
period 2004-09-30
CSP INC /MA/
filed 2005-01-21
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-10843

CSP Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

43 Manning Road Billerica, Massachusetts 01821-3901 (978) 663-7598

(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒.

The aggregate market value of the stock held by non-affiliates of the registrant as of March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the closing sale price of $6.00 as quoted on the NASDAQ National Market as of that date) was approximately $21,331,716. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

As of December 31, 2004, we had outstanding 3,588,399 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required for Part III of this annual report is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2004.

PART I

Item 1.    Business

(a)  General Development of Business

CSP Inc. (“CSPI”) was incorporated in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of our industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develops and markets IT integration solutions, messaging and image processing software and high-performance cluster computer systems.

CSPI operates in four segments:

•	Systems, which include manufactured hardware products;

•	Service and system integration, which includes maintenance and integration and sale of third-party hardware products and services;

•	E-business software; and

•	Other software products that we develop.

Our MultiComputer Division reports its activity in the Systems segment. The MultiComputer Division helps its customers solve high-performance computing problems in the medical imaging and defense markets by supplying very dense cluster computer systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the United States and via distributors in the rest of the world.

Our subsidiary, MODCOMP, Inc., is a multinational business operation that develops and markets IT solutions for complex IT environments and provides network management, storage systems and network security integration services including consulting, systems integration and outsourcing. In addition, MODCOMP develops and markets middleware software for messaging and legacy integration. Revenues from these sources are recorded in the Service and system integration segment except for sales of legacy classic systems which are included in the Systems segment and middleware revenue which is included in the E-business software segment. MODCOMP expanded its United States integrator operations for hardware, software and services with the acquisition of certain assets of Technisource Hardware, Inc. on May 30, 2003. The former Technisource business operates in the Service and system integration segment. MODCOMP sells products through our own direct sales force in the United States, Germany and United Kingdom. We also sell our products and services through distributors in the rest of the world.

We have another business operation, Scanalytics, Inc., which develops and markets imaging systems for molecular and cell biology. Its revenues are reported in the Other software segment. Scanalytics specializes in the development and marketing of highly sophisticated image capture and analysis software products used by researchers in the biological and physical sciences. By integrating these software products with a diverse group of image-capture devices, Scanalytics is able to solve application-specific problems in biotechnology and life science research, including digital microscopy, genomics, and high-throughput screening. Scanalytics sells both directly and through a network of distributors and resellers.

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2004, 2003 and 2002. A measure of our profits and losses and total assets by segment are listed in footnote number 14 to our financial statements.

Segment	2004	%	2003	%	2002	%
	(Amounts in thousands)
Systems	$9,003	17%	$5,488	17%	$7,531	27%
Service and system integration	41,196	78%	24,499	75%	17,226	61%
E-business software	1,203	2%	1,186	4%	1,811	6%
Other software	1,422	3%	1,342	4%	1,543	6%

Total Sales	$52,824	100%	$32,515	100%	$28,111	100%

Products and Services

Systems Segment

Our MultiComputer Division designs, manufactures, sells and services cluster computer systems and real-time embedded computer systems. These systems are characterized by high-performance, high-density, low power consumption, standards-based hardware and software components (“blades”) ideally suited for use in the aerospace and defense market and the high-end scientific/technical computing market. The incorporation of open and standard technologies ensures that customers receive systems based on the latest technology while reducing the risks associated with proprietary solutions.

Applications expertise, product innovation, strong technical support, and dedicated customer service make us one of the industry’s leading providers of high-performance cluster computer systems.

In fiscal year 2004, we introduced the StarGate I/O blade, which bolstered our product offerings in software-defined radio, radar, sonar and surveillance DSP by providing the high-speed data acquisition capabilities and rapid execution times necessary for the complex signal processing demands of these applications. The StarGate I/O blade was the initial product in a new generation of our MultiComputers that benefit from the exceptional performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies. Customers purchasing these products have the option of selecting either an open-source Linux operating system and GNU toolkit or the industry standard VxWorks real-time operating system, coupled with the Tornado II development tools suite.

Late in fiscal year 2004, the FastCluster product line was significantly enhanced with the addition of rugged system capabilities for blades and enclosures. The new rugged chassis was specifically designed to meet MIL-STD specifications for mission-critical, airborne defense programs. The advanced packaging maintains scalability to hundreds of processors and leverages the latest Myrinet-2000 fiber clustering technology for multi chassis configurations. This packaging offers better fault detection, hot-swap capability, plug-in power supply and blower assembly components for improved serviceability, and addresses MIL-STD requirements for shock, vibration and EMC/EMI.

Along with the rugged chassis we introduced the first FastCluster rugged blade, the StarGate 2924. The StarGate 2924 was designed with enhanced environmental options to address the most demanding airborne deployment requirements for shock and vibration, and ambient thermal conditions.

Advancements in system software included real-time enhancements to the Linux operating system environment. The Linux 2.4 kernel was upgraded to support real-time features including pre-emptive operations and low-latency.

Hardware Products

Our MultiComputer Division produces very dense, high-performance cluster computer systems incorporating tens to hundreds of processors, all interconnected by a very high-bandwidth network. These systems are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. Typical computationally intense applications requiring these products include RADAR, SONAR and command control and communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) within the defense market segment.

Our MultiComputer products offer customers an open hardware platform based upon the most advanced processors, large memory subsystems and high-bandwidth networking components. These systems are scalable and easy to upgrade, allowing for continuous insertion of the latest technologies. The superior architectural design of the MultiComputer products is based on Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. These products are designed to meet the demands of mission-critical applications by incorporating high-availability features including instant booting from a cold start, error-correcting memory, hot-swappable hardware, extended environmental specifications and built-in self-test. Products ship in a variety of configurations ranging from small desktop systems to multiple-chassis systems with over 400 processors.

Supporting both open source Linux and the industry standard VxWorks™ real-time operating system, MultiComputer products afford the user a choice in selecting the software environment best suited to their application requirements.

VxWorks provides the best foundation for rapid development and execution of complex applications in real-time. This efficient real-time operating system incorporates such features as a scalable run-time kernel to conserve code space and support for many different application programming interfaces. Integrated communication routines support data transmission over the Myrinet fabric. TCP/IP is supported throughout the Myrinet network permitting standard services across heterogeneous processors.

Other applications are better served by Linux, which provides an open source UNIX like operating system environment with a POSIX implementation including true multitasking, virtual memory, shared libraries, demand loading, work load balancing, and support for TCP/IP networking. The Linux operating system is easily integrated with clustering software such as message passing interface and includes a full suite of GNU compiler tools to facilitate development.

All MultiComputer systems use the best of open systems technologies incorporating message passing interface (MPI) software for interprocessor communications and the highly optimized industry standard math libraries: Industry Standard Signal Processing Library and Vector Signal and Image Processing Library. These libraries facilitate the development of truly portable code for seamless reuse across applications, while taking advantage of optimized performance on the PowerPC with AltiVec.

Legacy Products

Acknowledging the long development and deployment cycles associated with critical applications within the defense industry, our MultiComputer Division provides support for older products on an “as available” fee for service basis.

Specifically, our SuperCard products, initially released more than a decade ago, are still in use on U.S. Navy programs currently in deployment. SuperCards are deployed in sonar computers handling the coordination of information from hydraphone sensor arrays in both ship-based and shore-based installations. The deployment phases of all programs incorporating SuperCards are completed. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. We do not anticipate any new SuperCard based programs.

We sell all MultiComputer and related products through our own direct sales force in the U.S. and via distributors in the rest of the world.

MODCOMP also continues to offer refurbished CLASSIC (legacy computer systems) and MODACS proprietary systems as well as related parts and services from our Fort Lauderdale headquarters. The CLASSIC systems are mini and supermini computers designed specifically to support real-time applications. The legacy computer systems are generally utilized in industrial and utility plants and operate in real-time. These CLASSIC systems have been end of lifed and these products are only sold to existing customers. The MODACS and MODACSX products are data acquisition and control systems.

We continue to sell refurbished legacy systems and components, especially as the sale of such systems and components relates to servicing current customers with replacement and/or upgraded systems. The old legacy computer systems generally can be expanded without major redesign as customer requirement’s change.

Sales revenue related to legacy systems was approximately $265,000 or 1%, $199,000 or 1% and $3,037,000 or 11% of total sales for the years ended September 30, 2004, 2003 and 2002, respectively.

Service and System Integration Segment

Integration Solutions

In recent years, our product offering has shifted away from the sales of systems produced (proprietary and open architecture) hardware toward integration solutions including third-party hardware and software and special engineering. Our value proposition is integrating these components together into a complete solution and installing the system at the customer site. These services are offered by all MODCOMP locations. In particular, our German subsidiary has had significant successes in the telecommunication market with the recent deregulation of that industry.

Computer Software and Computer Programming

Legacy computers are supported by high-level operating software, referred to as MAX, REAL/IX, REAL/IX PX and ScadaBase. This software is designed specifically for optimum real-time performance. Our software enables customers to write their own real-time application software. These applications, when combined with legacy computers or third-party computers, create systems which simultaneously perform different control functions, program tests and a batch processing operation with response and interrupt times that are required by the marketplace.

Internet Integration and Security Solutions

We also offer our own and third-party software products as well as specialized programming and engineering services to supply customers with customized legacy integration, virtual private networks and Internet security solutions.

In particular, our German subsidiary has had significant successes in the Internet security market in the telecommunications and financial services industries. The ability to offer 7x24 service level agreements are a critical success factor in this market.

Third-Party Offerings and Professional Services

In May of fiscal year 2003, we acquired certain assets of Technisource. This acquisition further expands MODCOMP’s third-party offerings and professional services in the United States in the IT market with a strategic focus on storage systems, security and networking. Key product offerings include Computer Associates, IBM, Dell, HP, Citrix, ADIC, EMC, Microsoft and NetScreen.

We offer competitively priced best-of-breed products from a wide variety of vendors to meet customer’s diverse systems and technology needs, providing sales and engineering expertise in storage, security and networking to the small-to-medium sized businesses. These small-to-medium sized businesses have unique technology needs, and typically lack technical purchasing expertise or have very limited engineering resources on staff. We offer small-to-medium sized businesses a single point of contact for complex multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in education, telecommunications, health services, distribution, financial, manufacturing and entertainment industries. We target the small-to-medium sized business market across all industries.

In addition, we provide Internet security consulting and implementation services for enterprise intrusion prevention and protection. Using third-party products from companies like Checkpoint and NetScreen, our services are designed to ensure data security and integrity through the establishment of virtual private networks and firewalls.

E-Business Software Segment

ViewMax® is a middleware development environment software that allows us to rapidly re-engineer and integrate legacy systems such as mainframe, midrange and other diverse host systems with Internet technology. Using ViewMax® technology, we create solutions that extend corporate data to a much wider audience via a corporate Intranet, Extranet, or the Internet. ViewMax® is also used to develop solutions that can also integrate electronic commerce transactions with existing legacy systems. Our current ViewMax® customers are in the travel, insurance, financial, health services, education, government, manufacturing and distribution markets.

We have the relevant expertise in enterprise level messaging solutions and the intellectual property for the core-messaging server called Xport. This product has advanced gateway functionality for handling high throughput messages between host business systems such as IBM mainframes and client devices—fax, email, telex, EDI.

In fiscal year 2004, our strategic investments in E-business software research and develop was OpenXport, the next generation of the successful Xport software platform. Xport currently is used by some of the major players in the financial services industry, including J.P. Morgan Chase and Barclays. In developing OpenXport, we leveraged our expertise in building customized communication software solutions using message-oriented middleware with Dresdner Kleinwort Wassersteins’ open source messaging adaptor technology for the rigorous performance and reliability requirements of the financial services industry. OpenXport is a Java/XML-based enterprise level server that allows for rapid business systems integration with little or no custom programming and seamlessly interfaces a wide range of major software platforms.

Other Software Segment

Our Scanalytics Division gives “sight” to computers by creating software that captures images from digital cameras and scanners and extracts information from those images. We integrate those software products with off-the-shelf hardware components to create high-performance vision systems that support scientific researchers in the biological and the physical sciences. During 2004, our Other software segment focused our efforts in three applications areas of biotechnology and life science research: digital microscopy, genomics, and high throughput screening.

Digital Microscopy

IPLab is a general-purpose image analysis software package. Add-on modules for IPLab, called Extensions, provide application-specific functionality, making IPLab extremely adaptable for a wide variety of customers and industries. Extensions can easily be written by IPLab customers and third-party developers, as well as by our staff. We make and market individual Extensions for multi-fluorescence microscopy, calcium-ratio imaging, 3-D image visualization, time lapse studies, and microscope automation.

Genomics

We offer several software products oriented towards the genomics imaging market. The 1Dscan EX is used in biomedical research labs for documentation and analysis of electrophoretic gels. We recently forged a distribution agreement for 1Dscan EX with Ultra-Lum, Inc., of Claremont, California. 1Dscan EX will be integral in providing image capture and analysis capabilities in Ultra-Lum’s new line of gel imaging systems. Additional products include GeneProfiler which is a sophisticated tool for DNA fingerprinting and GelLab II+ which is used for 2D-gel analysis.

High Throughput Screening

High Throughput Screening systems are characterized by a high density of samples automated analysis and experimental repeatability. MicroArray Suite is an extension to IPLab that was developed by and licensed from the National Center for Human Genome Research at the National Institutes of Health. This software package assists researchers in analyzing microarrays, which are devices that let researchers evaluate potential drug candidates by simultaneously testing them against thousands of DNA fragments.

We are continuing development of the ELISpot Imager in collaboration with the Navy Medical Research Center. This system of software and hardware is used for immunological assays. (ELISpot stands for Enzyme Linked Immuno-Spot).

Markets, Marketing and Dependence on Certain Customers

Systems Segment

We market our high-performance cluster computer systems into the high-end scientific/technical computing market and the aerospace and defense market with emphasis on applications requiring the analysis of complex signals. We distribute our products in these markets as an original equipment manufacturer supplier to system integrators, distributors and value added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

Aerospace and Defense Market

MultiComputer systems are sold primarily to prime contractors within the defense industry and are used in SONAR, RADAR, C4ISR systems, simulators, and signal and image analysis computers. Customers in this market segment have unique requirements. A prime contractor will be incorporating our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications; prototype units; form, fit and function compatibility with previous products; and long term product availability and support. As a supplier in this market space, we recognize that there may be a significant up-front investment of time and resources in building a business partnership, however, the result is a strong potential for long-term revenue streams as products progress from development phases into deployment.

Our technologies that support “network centric warfare” and information exchange in real-time are becoming increasing significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in today’s technologies reduces the number of platforms required to achieve the same results. Both new and upgraded programs require a substantial period of development and evaluation time before products are deployed into field use. Time from development to deployment varies based on the program, however, it may extend beyond a twenty-four month time period.

This market segment represents the largest growth potential for us as the Department of Defense continues to encourage prime contractors to use commercial-off-the-shelf solutions to contain program costs and improve the time-to-deployment when inserting new technology into existing field equipment. This initiative has lead to wide spread acceptance of standard, open technology products and is now being adopted by other governmental procurement agencies around the world. Our systems have been shipped to a number of customers developing commercial-off-the-shelf based systems or evaluating systems for use in future programs.

Systems sales to individual customers constituting 10% or more of total sales consisted of sales to Lockheed Martin, a large defense contractor, of $5.8 million (11%) in the year ended September 30, 2004.

High-End Scientific/Technical Computing Market

The high-end scientific/technical computing market addressed by our MultiComputer products is characterized by rapid technological change and the introduction of new products with superior capabilities at lower pricing. This market segment is driven in large part by cost sensitivity. Moreover, many of the application performance requirements can often be met with general-purpose computers. Larger companies with greater technical resources and high capacity manufacturing facilities are now providing solutions in this space. In this market, our ability to compete may be limited to the extent that we lack the high volume production capabilities of a larger company, and thus are less able to realize the cost savings associated with economies of scale.

Service and System Integration Segment

MODCOMP supplies and integrates network management, network security and storage IT solutions as well as high-speed mini-computers worldwide principally for use in real-time applications. These computer systems are used in operations involving process measurement and control, power production and distribution, manufacturing test and inspection, scientific data collection and monitoring. We have expanded this product line by including third-party equipment in our sales and servicing offerings. This new focus as an IT solutions provider allows us to meet the needs of our customers with a variety of integration services as well as products from third-party manufacturers.

We market our products through various sales offices in the U.S., Canada, Germany and United Kingdom (for a detailed list see Item 2 of this Form 10-K). Throughout the remainder of the world, these offices coordinate the activities of independent distributors and manufacturers’ representatives who represent other companies’ product lines not competitive with ours and are either paid a commission on units sold or are permitted to buy units for resale at a discount.

Service and system integration sales to individual customers constituting 10% or more of total sales consisted of sales to E-Plus, a wireless telecommunications company in Germany, of $11.3 million (21%), $10.3 million (32%) and $5.6 million (20%) in the years ended September 30, 2004, 2003 and 2002.

E-business Software Segment

We market solutions incorporating OpenXport and ViewMax directly to end-users. The market is cross industry, to companies of substantial size, and is not dependent on the fluctuations of any particular business segment. ViewMax® is positioned primarily as an integration solution with a strong focus on electronic commerce, Intranet and Extranet implementations. In the United States, United Kingdom and Germany, a wide range of companies from a broad spectrum of industries have adopted ViewMax. The product is sold primarily to the financial services market. Any fluctuations in this market could adversely affect our position.

Other Software Segment

Other software segment products are primarily used to support scientific researchers in the biological and the physical sciences. These products are sold through two channels: directly to researchers via our own sales force and through a network of international and domestic dealers, OEMs and VARs. Any fluctuations in the biotechnology and life sciences research markets could adversely affect our position.

Competition

Systems Segment

The MultiComputer systems market is very competitive. Customer requirements coupled with advancements in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980’s to the Motorola PowerPC’s with AltiVec incorporated in the 2000 SERIES and the addition of Linux open source software on the FastCluster product line, we have responded with product offerings vital to remaining competitive. Product development efforts in fiscal year 2004 were focused on providing our defense customers with increased capabilities for both blades and enclosures intended for deployment under rigorous environmental conditions. Blade product enhancements ranged from increased memory to an improved board layout designed to withstand harsher shock, vibration and thermal conditions. Rugged packaging options for chassis products addressed MIL-STD requirements while enhancing the serviceability of the enclosures.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Sky Computers, Inc., DY4, Synergy, Thales Computers and DNA Computing. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the low performance segment of the general-purpose computer and single board computer market, manufacturers such as Motorola, Force, Hewlett Packard, IBM and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of the this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low-power and cost effective package that can be easily integrated into OEM designs for high performance computation. Since the majority of sales are to OEMs, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

High-End Scientific/Technical Computing Market

Competitors in the high-end scientific/technical cluster computing market include general-purpose computer and single board computer manufacturers such as IBM, Motorola, Force, Hewlett Packard and Dell. Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors in this market. While our products offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, not system size/packaging, is the primary factor in the buying decision.

Legacy Market

MODCOMP’s systems competition crosses product line boundaries. Competition in our proprietary product line is with third-party companies that have developed technical expertise with the CLASSIC computer system family. Direct competitors include Accurate Computers, Queue Systems, Protostar, and Electronic Visions.

Competitors for both our proprietary and open systems product lines also include systems integrators with process control skills in markets such as primary metals, oil and gas, power, rubber and plastics, pharmaceuticals, chemicals, pulp and paper, and food and beverages. These competitors offer open systems hardware platforms and industry-specific tailored application software packages.

Service and System Integration Segment

In the network management security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets but they include such competitors as EDS, IBM and Sun Microsystems.

Competitors in the third-party offerings and professional services business range from catalog houses such as CDW, PC Connection, Insite, More Direct, and MicroWarehouse, to customers buying directly from the manufacturers with solutions services such as IBM, Unisys, iData, Foresyth, Dell, and HP. Nearly all of our product offerings are available through other channels. For this reason the combination of personalized attention, expertise, add-on services and competitive pricing have been the key to our current success.

E-Business Software Segment

Our principal, direct competitors to ViewMax in the Legacy Extension market space are IBM, Jacada, Attachmate, Clientsoft, Intelligent Environments and Micro Focus. Companies such as Jacada, Attachmate and IBM have greater technical and marketing resources than we do. Additionally, in the Internet Security Services area, the principal direct competitors are ISS, Enterasys, VeriSign, Computer Associates, IBM, HP and TruSecure. These companies have greater financial, technical and marketing resources that could adversely affect our position.

Competitors of OpenXport include Topcall and Progress Software as well as EDS, IBM Global Services and Ernst & Young, who provide custom message integration solutions for the banking industry using products like IBM MQ Series and TIBCO.

Other Software Segment

In the Digital Microscopy market, our major competitors are Media Cybernetics, Universal Imaging, and ImproVision. Other competitors include Compact, Carl Zeiss, Intelligent Imaging and QED Imaging. In the Genomics market, major competitors include Genomic Solutions, Media Cybernetics, BioRad and Alpha Innotech. In the High Throughput Screening market, the only other software company that competes directly with us is BioDiscovery. Competitors in all of these markets range from small, single product companies to large, multinational instrument companies. We maintain our competitive advantage by offering high-value solutions.

Manufacturing, Assembly and Testing

All of our MultiComputer systems manufacturing is performed at our plant in Billerica, Massachusetts. The primary manufacturing process is the assembly and testing of printed circuit boards and systems, designed by us and fabricated by other vendors. We offer products in a variety of standard formats and primarily build products based on customer orders. A varying percentage of sales reflect products customized to a particular customer’s specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

Upon receipt of material by us from outside suppliers, our QC/QA technicians inspect products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over its useful service life. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

SuperCard products were designed using the Intel i860 RISC microprocessor. Intel discontinued production of the i860 at the end of the 1998 calendar year. We have made provisions to accommodate the future needs of all of our SuperCard customers for this product. No new application development programs will be initiated incorporating SuperCard products, however, SuperCard products will continue to be shipped into existing programs that have committed to the SuperCard end-of-life plan.

We do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the immediate future.

We provide a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year, depending upon the particular unit. In the past, warranties of substantially greater scope have been extended to certain major customers for financial and other considerations.

Other software products and manuals are shipped from our Fairfax, Virginia facility. We also perform system integration of computer equipment with various image capture devices, such as microscopes or digital cameras, at our facilities in Virginia before installation at the customer site.

MODCOMP’s refurbished system configurations can include a wide selection of peripheral subsystems built or purchased under the original equipment manufacturer agreements. The legacy system manufacturing facility is located in Fort Lauderdale, Florida. The assembly cycle of an individual system generally takes between 30 and 45 days, depending on its complexity. These products have been end of lifed and are only sold to existing customers and therefore are manufactured on a limited basis.

Customer Support

Our MultiComputer Division and Scanalytics Division support our customers with telephone assistance, on-site service, system installation, and training and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

We offer training courses at either corporate headquarters or the customer site. Field and customer service support is provided through our headquarters in Billerica, Massachusetts for Systems customers. Support for our Service and system integration segment and E-business software segment is provided through our offices in the United States, United Kingdom and Germany. Other software support is provided through our Fairfax, Virginia headquarters.

Support for legacy systems is delivered in a number of ways including telephone assistance, on-site service, installations of systems, training and education. Service and parts warranty, generally of 90 days duration, is provided on all products. In addition, we sell maintenance service contracts to customers. We also conduct customer training courses of one to three weeks’ duration on a fee basis either at the customer’s location or ours.

Research and Development

During fiscal year 2004, CSPI’s expenses for engineering and development were approximately $2.9 million (6% of sales) compared to approximately $3.5 million (11% of sales) and $3.7 million (13% of sales) in fiscal years 2003 and 2002, respectively. Expenditures for engineering and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of our next generation of hardware products and the software which enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments. We will continue to expand our product offerings in our Other software segment with our various products in gel and cell analysis for life sciences and complete new releases of the PC version of the IP Lab software product, however these expenditures will be nominal. Our E-business software segment middleware development will continue for OpenXport.

We do not have any patents that are material to its business.

Backlog

Our backlog of customer orders and contracts was approximately $7,879,000 at September 30, 2004 as compared to $3,790,000 at September 30, 2003. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases. All of the customer orders in backlog will be shipped within the next twelve months.

Employees

On September 30, 2004, we had 153 employees. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Foreign and Domestic Operations and Export Sales

Our sales and percentage of sales by geographic area based on the location to which the products are shipped or services are rendered are in footnote number 14 of our financial statements.

Risk Factors That May Affect Future Results

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. In response to competitive pressures or new product introductions, we may take certain pricing or marketing actions that could adversely affect our operating results. In addition, changes in the products and services mix may cause fluctuations in our gross margin. Due to the potential quarterly fluctuations in operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily an indicator of future performance.

Markets for our products and services are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect our business and operating results. Our success will depend upon our ability to enhance our existing products and services and to develop and introduce, on a timely and cost effect basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect our business and operating results.

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. E-Plus, a wireless telecommunications company in Germany, accounted for 21%, 32% and 20% of sales in fiscal years ended September 30, 2004, 2003 and 2002, respectively. Lockheed-Martin, a large defense contractor, accounted for 11% of our sales in fiscal year 2004. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 17%, 16% and 16% of our revenues and 97%, 95% and 60% of the Systems segment sales for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

•	delays in funding;

•	ability of the government agency to unilaterally terminate the prime contract;

•	reduction or modification in the event of changes in government policies or as the result of budgetary constraints or political changes;

•	increased or unexpected costs under fixed price contracts; and

•	other factors that are not under our control.

In addition, consolidation among defense industry contractors has resulted in fewer contractors with increased bargaining power relative to our bargaining power. No assurance can be given that such increased bargaining power will not adversely affect our business, financial condition or results of operations in the future.

Changes in government administration, as well as changes in the geo-political environment such as the current “War on Terrorism,” can have significant impact on defense spending priorities and the efficient handling of routine contractual matters. Such changes could have a negative impact on our business, financial condition, or results of operations in the future.

We Face Competition That Could Adversely Affect our Sales and Profitability

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the rapidly changing nature of technology, new competitors may emerge of which we have no current awareness. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Such competitors could have a negative impact on our ability to win future business opportunities. There can be no assurance that a new competitor will not attempt to penetrate the various markets for our products and services. Their entry into markets historically targeted by us may have a material adverse effect on our business, financial condition and results of operations.

Slowdown in the Economy Can Affect our Revenue and Profitability

Our business was negatively impacted by the slowdown in the economies of the United States, Europe and elsewhere that began during fiscal years 2002 and continued through 2003. The uncertainty regarding the growth rate of the worldwide economies had caused companies to reduce capital investment and this may cause further reduction of such investments. These reductions have been particularly severe in the electronics and technology industries. We have experienced good growth in all lines of our business in fiscal 2004 but we cannot predict if this trend will continue.

Our Operating Results May Fluctuate Significantly

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years, and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

•	sales in relatively large dollar amounts to a relatively small number of customers;

•	competitive pricing programs and volume discounts;

•	loss of customers;

•	market acceptance of our products;

•	product obsolescence;

•	general economic conditions;

•	change in the mix of products sold;

•	obtaining or failure to obtain design wins for significant customer systems;

•	timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping our products;

•	delays in acceptance testing by customers;

•	production delays due to quality programs with outsourced components;

•	shortages of components;

•	timing of product line transitions;

•	declines of revenues from previous generations of products following announcement of replacement products containing more advance technology; and

•	fixed nature of our expenditures on personnel, facilities and marketing programs.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some periods, our operating results may be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom as well as Motorola for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Motorola was to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers; thereby may adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or the inability to procure these components from alternate sources on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of our products, which could have a material adverse effect on our business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect our financial performance since we may not be able to adjust product pricing to reflect the increase in component costs. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

We Depend on Key Personnel and Skilled Employees and Face Competition in Hiring and Retaining Qualified Employees

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management or other key employees are subject to any employment contract which require services for a period of time. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established subsidiaries in the United Kingdom and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 46%, 61% and 64% of our total revenue for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

To be Successful, We Must Respond to the Rapid Changes in Technology

Our future success will depend in part on our ability to enhance our current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must be able to demonstrate its ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it is eventually deployed.

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our OEM customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We Need to Maintain our Research and Development Effort to Meet the Needs of our Customers

Our industry is characterized by the need for continued investment in research and development. If we failed to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI’s commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

We May be Unable to Successfully Integrate Acquisitions

We may in the future acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

•	problems and increased costs in connection with the integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute existing shareholders’ percentage of ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact our financial condition and operating results.

Our Stock Price May Continue to be Volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

•	our loss of a major customer;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	fluctuations in stock market prices and volumes.

In addition, the stock market in general, and the NASDAQ National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Item 2.    Properties

Listed below are our principal facilities as of September 30, 2004. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration for Systems segment	Leased	21,500 S.F.

Scanalytics, Inc. 8550 Lee Highway, Suite 400 Fairfax, VA	Division Headquarters Sales, Marketing, and Administration for Other software segment	Leased	3,518 S.F.

MODCOMP, Inc. 1650 West McNab Road Ft. Lauderdale, FL	Division Headquarters Sales, Marketing, and Administration for Service and system integration, Systems and E-business software segments	Leased	77,429 S.F.

MODCOMP Canada, Ltd. 530 Otto Road Unit 11A Mississaugu, Ontario Canada	Sales, Marketing, and Administration for Service and system integration segment	Leased	730 S.F.

Modular Computer System, GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, and Administration for Service and system integration, Systems and E-business software segments	Leased	9,261 S.F.

MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration for Service and system integration, Systems and E-business software segments	Leased	5,173 S.F.

MODCOMP Systemhaus, GmbH Gartenstr. 23-27 61352 Bad Homburg	Sales, Marketing and Service for Service and system integration segment	Leased	945 S.F.

Item 3.    Legal Proceedings

We are currently not a party to any material proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market information.    Our common stock is traded on the NASDAQ National Market System under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal Year:	2004		2003
	High	Low	High	Low
1st Quarter	$7.00	$4.58	$2.86	$2.25
2nd Quarter	6.86	5.50	2.90	2.42
3rd Quarter	9.68	5.46	3.29	2.45
4th Quarter	8.45	5.97	5.12	2.79

Stockholders.    We had approximately 96 holders of record of our common stock as of December 14, 2004. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,400.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Item 6.    Selected Financial Data

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 2004	September 2003	September 2002	August 2001	August 2000
Operating Statement Data:
Sales	$52,824	$32,515	$28,111	$41,916	$62,021
Costs and expenses	51,209	35,523	31,831	44,828	60,914

Operating income (loss)	1,615	(3,008)	(3,720)	(2,912)	1,107
Other income	136	1,456	348	190	561

Income (loss) before taxes	1,751	(1,552)	(3,372)	(2,722)	1,668
Provision (benefit) for income taxes	540	(168)	2,291	163	993

Net income (loss)	$1,211	$(1,384)	$(5,663)	$(2,885)	$675

Net income (loss) per share—diluted	$0.32	$(0.39)	$(1.61)	$(0.82)	$0.18

Weighted average number of shares—diluted	3,743	3,534	3,524	3,527	3,663

Balance Sheet Data:
Cash and short term investments	$12,895	$10,494	$15,826	$13,728	$15,544
Working capital	15,423	14,049	18,212	21,928	21,609
Total assets	31,113	26,425	26,242	32,349	37,056
Long term obligations	7,836	8,010	7,373	5,341	3,608
Total liabilities	17,089	14,493	11,934	10,047	9,610
Retained earnings	9,865	8,654	10,038	16,359	19,962
Shareholders’ equity	14,024	11,932	14,308	22,302	27,446

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation and retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; inventory valuation; and goodwill impairment.

Revenue recognition

Our revenues are primarily generated from the sale of IT solutions and image processing software, third-party products, network management and storage systems integration services and high-performance cluster computer systems. In accordance with generally accepted accounting principles in the United States and when all other revenue recognition criteria have been met, CSPI recognizes revenue as follows:

Systems Revenue

Revenue from the sale of hardware products is recognized at the time of shipment and when all revenue recognition criteria have been met.

In limited circumstances, we are engaged in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, we may recognize revenue using the percentage-of-completion method of contract accounting, measuring progress toward completion based on contract cost incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

The Company also offers training, maintenance agreements and support services. The Company has established fair value on its training, maintenance and support services based on separate sales of these elements at prices stated in our standard price lists. These prices are not discounted. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically three to twelve months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided. Revenue on training is recognized when the training is completed.

Service and System Integration Revenue

Our Service and Systems Integration segment includes third-party hardware and third-party software sales, which may be bundled with extended third party warranty, installation, training and support services. The third-party warranty is solely serviced by our vendors and we do not have any service obligations under these warranties. Under the support services agreements, we provide services to identify which component in the system is causing a malfunction; however, once the malfunctioning component is isolated, the customer must deal directly with the third party vendor for remediation.

The support services are always priced using a standard calculation based on estimated calls and are based on our price lists. This price is not discounted and renewals are only adjusted for standard price index increases. As a result, we believe that we have established fair market value for this element.

As a result, the Company recognizes revenue on all elements, except for the support services, when all the products and services included in these elements have been delivered, customer acceptance has been ascertained, if and when applicable, and all other revenue recognition criteria have been meet. Revenue for the support services is recognized over the term of the contract, typically three to twelve months.

Service and systems integration also has some customized integration revenue, which may include revenue from the sale of third-party hardware, licensed software (either proprietary or third-party), consulting integration services, maintenance support, and service support. Maintenance support agreements represent fixed-fee support agreements on our delivered integration systems, while the service agreements represent time and material billings for services on an as-needed basis. These services do not provide for upgrades unless the upgrade is required to fix a functionality issue (i.e. bug fix).

We have not established vendor-specific evidence of fair value (VSOE) on our third-party hardware, licensed software and consulting integration services; however, we have established VSOE on our maintenance support and service support elements.

Service support is available to customers who have not entered into a maintenance support agreement, and this service is billed on a time and material basis using rates in separate sales priced at prices included in our standard price lists. These rates are not discounted and are provided on an as-needed basis.

As a result, revenue for all items, except for maintenance support and service support, are recognized when all the products and services included in these elements have been delivered, customer acceptance has been ascertained and all other revenue recognition criteria have been met. Maintenance support revenue is recognized over the term of the contract. Service support revenue is recognized upon performance of the services.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

E-business Software Revenue

Our E-business Software segment includes customized integration revenue which may include revenue from the sale of third party hardware, licensed software (either proprietary or third-party), consulting integration services, maintenance support, and service support. Maintenance support agreements represent fixed fee support agreements on our delivered integration systems while the service agreements represent time and material billings for services on an as needed basis. These services do not provide for upgrades unless the upgrade is required to fix a functionality issue (i.e. bug fix).

We have not established vendor specific evidence of fair value (VSOE) on our third party hardware, licensed software and consulting integration services and they are recognized on a combined basis pursuant to accounting literature noted above. We have established VSOE on our maintenance support and service support elements.

Maintenance support is priced based on prices charged in separate sales to customers at prices established and published in its standard price list depending on the size of the project and the type of support requested. Renewal rates are specified in the contracts and are consistent with the initial rates. These rates will only change as a result of i) a standard price index increase, and/or ii) additional customization services provided (this adjustment is based on the price list renewal rate on the additional services provided). In addition, maintenance support is never discounted.

Service support is available to customers who have not entered into a maintenance support agreement and this service is billed on a time and material basis using rates included in our standard price lists. These rates are never discounted and are provided on an as needed basis.

As a result, revenue for all items, except for maintenance support and service support, are recognized when all the products and services included in these elements have been delivered, customer acceptance, if any, has been ascertained and all other revenue recognition criteria have been met. Maintenance support revenue is recognized over the term of the contract. Service support revenue is recognized upon performance of the services.

Other Software Revenue

Our Other software segment sells shrink-wrapped and packaged software products. On occasion, these products are bundled with third-party hardware and installations. For all software product sales, we provide telephone support under the software agreements. We recognize software revenue when the software product, and if applicable, the hardware product and installation, has been delivered and accepted by the customer. Our revenue recognition policy follows Statement of Position 97-2 (“SOP 97-2”) paragraph 59. SOP 97-2 paragraph 50 states that post customer support (PCS) revenue may be recognized together with the initial fee, on delivery of the software, if all of the following conditions are met:

•	The PCS fee is included with the initial fee;

•	The PCS included is for one year or less;

•	The estimated cost of providing PCS during the arrangement is insignificant; and

•	Unspecified upgrades/enhancements offered during the PCS arrangement historically have been and are expected to continue to be minimal and infrequent.

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

We record a valuation allowance for the entire balance of deferred tax assets in the U.S. and U.K. as it is more likely than not they will not be realized due to our being in a cumulative loss position. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of income in the U.S. and U.K. over the several years and lack of significant orders, we established a valuation allowance for the entire deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or NOLs expire, management believes it is more likely than not, that the Company will not realize the benefits of these deductible differences.

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

Goodwill Impairment

We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets on October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. At September 30, 2004 and 2003 we had $2,996,000 in Goodwill compared to $592,000 in September 30, 2002. We had no impairment charge during the year ended September 30, 2004, but we did have an impairment charge of $365,000 recorded during the year ended September 30, 2003. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to employees. These supplemental plans are funded from cash surrender values from life insurance policies. The plan assumptions in the U.S. include a discount rate of 6% and the plan assumptions in the U.K. and Germany include a discount rate of 5.5%. In addition, in the U.S., the Company provides for officer death benefits through the post-retirement plans to certain officers. In calculation of the deferred compensation and retirement plans net liabilities, the Company makes assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. The Company funds the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Overview of Fiscal 2004 Results of Operations

Highlights include:

•	Growth in revenue to $52.8 million in 2004, from $32.5 million in 2003

•	An increase in earnings to income of $0.32 per diluted share in 2004, from a loss of $(0.39) per share in 2003

•	Cash generated from operations of $1.9 million, an increase of $4.5 million from 2003

•	Successful integration of MODCOMP System and Solutions Division

•	Shipped and fulfilled most of the requirements during the year for the Lockheed Martin Advance E-2C Hawkeye Award

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales			Period to Period
	Fiscal year ended September			Dollar changes
	2004	2003	2002	2004 compared to 2003	2003 compared to 2002
	(Amounts in thousands, except per share data)
Sales	100.0%	100.0%	100.0%	$20,309	$4,404
Costs and expenses:
Cost of sales	71.4%	71.7%	70.4%	14,416	3,527
Engineering and development	5.6%	10.9%	13.3%	(597)	(194)
Selling, general and administrative	20.0%	24.6%	28.2%	2,550	70
Impairment charge on goodwill	—%	1.1%	—%	(365)	365
Restructuring	—%	1.0%	1.4%	(318)	(76)
Total costs and expenses	96.9%	109.3%	113.2%	15,686	3,692
Operating income (loss)	3.1%	(9.3)%	(13.2)%	4,623	712
Other income	0.3%	4.5%	1.2%	(1,320)	1,108
Income (loss) before income taxes	3.3%	(4.8)%	(12.0)%	3,303	1,820
Provision (benefit) for income taxes	1.0%	(0.5)%	8.1%	708	(2,459)
Net income (loss)	2.3%	(4.3)%	(20.1)%	2,595	4,279

For fiscal year 2004, our primary goals were to drive sales growth from our products and services, return to profitability, and to monitor the integration of the MODCOMP Systems and Solutions Division. We made considerable progress toward our goals as we returned to profitability for the first time in three years and had sales growth of 62%.

The Company has been focusing our management efforts on achieving profitability and growth in revenue. We have taken actions in the prior two fiscal years, 2003 and 2002, to resize the business and reduce our overhead costs.

Results of Operations—2004 Compared to 2003

For the fiscal year ended September 30, 2004, sales increased to $52.8 million, compared to $32.5 million for fiscal year ended September 30, 2003. Net income for the year ended September 30, 2004 was $1.2 million or $0.32 per share – diluted compared with a net loss of $(1.4) million or $(0.39) per share—diluted for fiscal year ended September 30, 2003.

Revenue

The following table details the Company’s sales by operating segment for fiscal years September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase	% Increase
	(Amounts in thousands)
Operating Segment:
Systems	$9,003	17%	$5,488	17%	$3,515	64%
Service and system integration	41,196	78%	24,499	75%	16,697	68%
E-business software	1,203	2%	1,186	4%	17	1%
Other Software	1,422	3%	1,342	4%	80	6%

Total	$52,824	100%	$32,515	100%	$20,309	62%

The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

	For Years Ended September 30,
	2004	%	2003	%	$ Increase	% Increase
North America	$28,699	54%	$12,803	39%	$15,896	124%
Europe	22,519	43%	18,377	57%	4,142	23%
Asia	1,606	3%	1,335	4%	271	20%

Totals	$52,824	100%	$32,515	100%	$20,309	62%

The increase in revenue during the fiscal year ended September 30, 2004, as compared to the prior year, was primarily due to a full year of sales from the acquisition of Technisource and growth in the European sales for the service and systems integration and increased systems sales for the advanced E-2C Hawkeye contract. The Technisource acquisition accounted for 62% of the total increase in sales. We purchased Technisource on May 30, 2003 so there were only four months of Technisource revenue reflected in fiscal year 2003. The increase in European sales represented 20% of the total increase for the year. European sales increases were primarily due to the additional sales of our German operations, which accounted for 45% of the increased sales. The increased sales were due to additional product and service sales to our largest customer (E-Plus, a wireless communications company in Germany), additional business in the integration and security area, and the benefit from the foreign exchange rate with approximately a 6% increase in the Euro to the U.S. dollar.

Our systems sales increased by $3.5 million or 64%, due primarily to the advanced E-2C Hawkeye aircraft contract with Lockheed Martin, which represented 65% of the total systems sales for the year.

On September 23, 2003 we were awarded a contract with Lockheed Martin to provide advanced 2000 SERIES MultiComputer products and technology for use in the next generation radar in the U.S. Navy’s advanced E-2C Hawkeye aircraft. The System Development and Demonstration (SD &D) contract value is approximately $6 million. Lockheed Martin will license technology from the Company for a ruggedized version of the CSPI 2000 SERIES product. The E-2C Hawkeye is slated to replace the current AN/APS-145 airborne radar system by 2010. In the SD &D phase Lockheed Martin is scheduled to produce five radar systems for qualification, testing and reliability checking by the Navy and we fulfilled most of the deliverables requirements under the contract as of September 30, 2004. A full-scale production program to outfit all 75 aircraft in the E2-C fleet by 2020 is possible according to Lockheed Martin.

Other software had increased shipments during the year with the sale and delivery of three systems to screen for potential drugs.

North American sales increases were also attributable to the Technisource acquisition. This acquired division sells primarily in the U.S. and accounted for $17.5 million of total sales for the fiscal year ended September 30, 2004, compared to $4.8 million for the prior fiscal year. In addition, sales of the Systems segment increased approximately $3.5 million due to the sales to Lockheed Martin for the advance E-2C Hawkeye. Sales of the Systems segment are primarily made in the U.S. and Japan. The Company expects that the trend toward increased North American sales will continue in the future, but with nominal increases. This will change from our historic results, where previously more than 60% of the revenue of the Company had come from international markets.

European sales increased $4.1 million or 23%. This increase was primarily from our subsidiaries in Germany.

Sales in Asia increased $0.3 million which was primarily for Systems sales for defense-based projects in Japan.

Cost of Sales

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2004 and 2003:

	Systems	Service and system integration	E-business Software	Other Software	Total
	(Amounts in thousands)
2004
Sales	$9,003	$41,196	$1,203	$1,422	$52,824
Cost of sales	3,725	33,112	527	357	37,721

Gross margin $	5,278	8,084	676	1,065	15,103
Gross margin %	59%	20%	56%	75%	29%

2003
Sales	$5,488	$24,499	$1,186	$1,342	$32,515
Cost of sales	2,672	19,736	614	283	23,305

Gross margin $	2,816	4,763	572	1,059	9,210
Gross margin %	51%	19%	48%	79%	28%

Increase (decrease)
Sales—$ Increase	$3,515	$16,697	$17	$80	$20,309
% Increase	64%	68%	1%	6%	62%

Cost of sales—$ Increase (decrease)	$1,053	$13,376	$(87)	$74	$14,416
% Increase (decrease)	39%	68%	(14)%	26%	62%

Gross margin—$ Increase (decrease)	2,462	3,321	104	6	5,893
Gross margin %—Increase (decrease)	8%	1%	8%	(4)%	1%

Cost of sales consists primarily of expenses related to the cost of products, either purchased in the Service and systems integration segment or manufactured for the Systems segment for sale, as well as the salaries, benefits expenses, consultants, facilities and other operating costs. The Company cost of sales decreased as a percentage of sales to 71% from 72% in the prior year. The improvement was due to the increased sales in the Systems segment, which improved our overall manufacturing efficiencies with the increased volume. There was also a decrease in the cost of sales for service and systems integration, due in part to price benefits from manufacturers such as HP in Europe, and increased service revenue, which has a lower cost of sales. The Other software segment had an increased cost of goods, which was due to increased hardware sales for the drug screen systems.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ending September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,585	54%	$1,584	45%	$1	—%
Service and system integration	303	10%	816	23%	(513)	(63)%
E-business software	657	22%	632	18%	25	4%
Other Software	401	14%	511	14%	(110)	(22)%

Total	$2,946	100%	$3,543	100%	$(597)	(17)%

Engineering and development expense decreases were due primarily to the reduction and redeployment of staff in the Service and system integration segment and Other software segment made in the prior fiscal years. We had staff reductions of 3 employees last fiscal year in the Service and system integration and we also re-deployed personnel from development activities to assist in expanding our services activities to enhance our revenue. The related expenses were accordingly shifted to cost of sales. We reduced our staff by two in Other software in an effort to control costs.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$2,173	21%	$1,546	19%	$627	41%
Service and system integration	6,831	65%	4,556	57%	2,275	50%
E-business software	779	7%	1,027	13%	(248)	(24)%
Other Software	759	7%	863	11%	(104)	(12)%

Total	$10,542	100%	$7,992	100%	$2,550	32%

Selling, general and administrative expenses increased by $2.6 million due to the Technisource acquisition, executive bonuses, increased audit and other expenses related to new regulatory requirements created by the Sarbanes-Oxley legislation, all of which was offset by some of the benefits of the cost cutting and containment programs. The Technisource acquisition accounted for $1.6 million of the increased expenses. The Company exceeded its projections for the fiscal year in both sales and profitability, which increased the executive bonuses that are based on meeting the financial goals of the Company. If the Company exceeds the goals, the bonus calculation increases. The increased bonus expense represented 29% of the total increase. The Company had a significant increase in the cost of meeting the requirements of the new regulations with our auditors, lawyers, outside consultants and advisors. The increase represented 22% of the increased expenses.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ending September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
Dividend income	$5	4%	$4	—%	$1	25%
Interest income	216	159%	276	19%	(60)	(22)%
Interest expense	(105)	(77)%	(79)	(5)%	(26)	(33)%
Foreign exchange gain	9	6%	1,380	95%	(1,371)	(99)%
Other income (expense), net	11	8%	(125)	(9)%	136	109%

Total other income, net	$136	100%	$1,456	100%	$(1,320)	(91)%

The decline in foreign exchange gain was due to the fact that one of the Company’s foreign subsidiaries converted a portion of a loan to another foreign subsidiary to capital in the fourth quarter of fiscal 2003. In addition, management had originally intended to repay the loans but has changed its intention for future settlement of the remaining loan obligation to be of a long-term nature. As a result of the change in intention to settle these loans, the recording of the exchange gain or loss on the loans will now be reflected in accumulated other comprehensive income, a separate component of shareholders’ equity.

Income Taxes

The Company recorded a provision for income tax expense of $540,000 for fiscal year 2004 compared to a tax benefit of $168,000 for fiscal year 2003. The tax expense in fiscal year 2004 is primarily due to the income generated by our foreign subsidiary in Germany. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. Our U.S. tax expense for fiscal year 2004 has been reduced by decreasing our valuation allowance, thus reducing the U.S. tax expense to the Company.

The Company recorded a valuation allowance for the deferred tax assets for the U.S. and U.K. operations due to the continued losses sustained over the last three years. Management believes that it is more likely than not the deferred tax asset will not be realized.

Results of Operations—2003 Compared to 2002

For the fiscal year ended September 30, 2003, sales increased to $32.5 million, compared to $28.1 million for fiscal year ended September 30, 2002. Net loss for the year ended September 30, 2003 was $1.4 million or $0.39 per share compared with a net loss of $5.7 million or $1.61 per share for fiscal year ended September 30, 2002. The loss for 2003 included an impairment charge of $365,000, restructuring charges of $318,000, and the increase in valuation allowance for deferred taxes of $470,000.

Revenue

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2003 and 2002:

	2003	% of Total	2002	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
Operating Segment:
Systems	$5,488	17%	$7,531	27%	$(2,043)	(27)%
Service and system integration	24,499	75%	17,226	61%	7,273	42%
E-business software	1,186	4%	1,811	6%	(625)	(35)%
Other software	1,342	4%	1,543	6%	(201)	(13)%

Total	$32,515	100%	$28,111	100%	$4,404	16%

The Company reported net sales of $32.5 million for fiscal year 2003, compared to $28.1 million for fiscal 2002. This represented an increase of 16% or $4.4 million. The majority of this increase in revenue was due to the increase in Service and System Integration sales primarily as a result of the acquisition of Technisource on May 30, 2003, which accounted for $4.8 million in sales since the acquisition. Service and System Integration sales were $24.5 million for fiscal year 2003, compared to $17.2 million for fiscal 2002. This represented an increase of $7.3 million or 42% of the total change between fiscal years. System sales for fiscal 2003 were $5.5 million compared to $7.5 million for fiscal year 2002, representing a decline of $2.0 million or 27%. Both E-business software and Other software sales also declined approximately 35% and 13%, respectively from the prior year.

The System sales decrease was due to the fact that in the prior fiscal year the Company had end-of-lifed MODCOMP’s real-time process control systems and MultiComputer SuperCard product lines. This resulted in a substantial drop in revenue. In fiscal 2002, the Company had sales of approximately $2.8 million compared with $0.3 million in fiscal 2003 for these products. The SERIES 2000 product line of the MultiComputer division, which represents the largest portion of the systems sales, represented 87% of segment sales during fiscal 2003 as compared to 50% in fiscal 2002. There was an increase of 27% in sales compared with the same period of the prior fiscal year. The increased revenue was due to the continued utilization of the product line by the U.S. defense community for various applications. The Company announced on September 23, 2003 that it had been awarded a contract with Lockheed Martin to provide advanced 2000 SERIES MultiComputer products and technology for use in the next generation radar in the U.S. Navy’s advanced E-2C Hawkeye aircraft.

The SuperCard, and real-time process control classic product lines accounted for 8% and 5% of system sales, respectively, for fiscal 2003 compared to 13% and 37% respectively, for the prior fiscal year. The Company will continue to supply a limited number of spares and systems for these products to the extent that we have completed units in our inventory. These units are only sold to existing customers. The sales of these products will decline to zero over the next few years.

Sales for systems and service integration represented 75% of total sales for fiscal year 2003, compared with 61% in the prior fiscal year. The increase in systems and service integration revenue of $7.3 million was due in large part to the acquisition of Technisource, which represented 66% of the increase. The balance of the increase was for sales of our German subsidiary, which provides large system and storage upgrades to our customers.

Other software sales represented 4% of total sales for fiscal year 2003 and 6% in fiscal year 2002, a decrease from the prior year of 13%. The lower sales were due in part to existing market conditions, lack of projects using the Middleware software, budget cuts in the research community spending, and delays in getting current product updates in the field for the MAC and window IP lab software. The Other software sales are from Middleware product sales of MODCOMP and Scanalytics’ sale of products and services.

European sales accounted for 57% of total sales for fiscal 2003, compared to 59% for the prior year. European sales were primarily from the Company’s subsidiaries in Germany and the United Kingdom. The increase from the prior year was primarily due to the increase in orders from our German telecom customers.

Cost of Sales

Cost of sales as a percentage of revenue increased to 72% compared to 70% for the prior year. The increase in cost of sales was due to a decline in gross margin in the Service and system integration segment. This was due in part to competition and significant price cuts by a number of our suppliers of hardware products. There was also a Systems segment cost of sales decrease, which was due to reductions in obsolete parts and products, and improved manufacturing efficiencies in the MultiComputer division. The Other software segment decreased cost of sales was due to the increase in software product sales compared to the total sales of the segment.

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2003 and 2002:

	Systems	Service and system integration	E-business software	Other software	Total
	(Amounts in thousands)
2003
Sales	$5,488	$24,499	$1,186	$1,342	$32,515
Cost of sales	2,672	19,736	614	283	23,305

Gross margin $	2,816	4,763	572	1,059	9,210
Gross margin %	51%	19%	48%	79%	28%

2002
Sales	$7,531	$17,226	$1,811	$1,543	$28,111
Cost of sales	4,988	13,450	915	425	19,778

Gross margin $	2,543	3,776	896	1,118	8,333
Gross margin %	34%	22%	49%	72%	30%

Increase (decrease)
Sales—$ Increase (decrease)	$(2,043)	$7,273	$(625)	$(201)	$4,404
% Increase (decrease)	(27)%	42%	(35)%	(13)%	16%

Cost of sales—$ Increase (decrease)	$(2,316)	$6,286	$(301)	$(142)	$3,527
% Increase (decrease)	(46)%	47%	(33)%	(33)%	18%

Gross margin % increase (decrease)	17%	(3)%	(1)%	7%	(2)%

Engineering and Development

Engineering and development expenses decreased 5% from $3.7 million for fiscal year ended September 30, 2002 to $3.5 million for fiscal year ended September 30, 2003. Systems segment expense remained consistent with the prior year and accounted for 45% of the total expense for fiscal years 2003 and 2002. The Service and system integration segment accounted for 23% of total engineering and development expense for fiscal 2003, compared to 24% for the prior year. The decrease was due to the reduction in staff and redeployment of staff to support sales efforts. E-business segment expenses remained consistent with the prior year and accounted for 18% and 17% of the total expense for the fiscal years 2003 and 2002, respectively. Other software segment expenses also remained consistent with the prior year and accounted for 14% of the total expense for the fiscal years 2003 and 2002.

The following table details engineering and development expenses by operating segment for fiscal years ending September 30, 2003 and 2002:

	2003	% of Total	2002	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,584	45%	$1,687	45%	$(103)	(6)%
Service and system integration	816	23%	882	24%	(66)	(7)%
E-business software	632	18%	631	17%	1	—%
Other software	511	14%	537	14%	(26)	(5)%

Total	$3,543	100%	$3,737	100%	$(194)	(5)%

Sales, General and Administrative

Selling, general and administrative expense increases were due to the addition of the Technisource operation for four months, impairment of goodwill, which was offset some of the benefits of the cost cutting and containment programs of the Company. The Company has been reducing staff and closing non-productive units that do not fit with the Company’s strategic plan over the last four years.

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2003 and 2002:

	2003	% of Total	2002	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,546	19%	$2,464	31%	$(918)	(37)%
Service and system integration	4,556	57%	3,541	45%	1,015	29%
E-business software	1,027	13%	968	12%	59	6%
Other software	863	11%	949	12%	(86)	(9)%

Total	$7,992	100%	$7,922	100%	$70	1%

Systems segment sales, general and administrative expense for fiscal 2003 decreased by 37% from the prior year. There were staff reductions of 15 individuals in the sales, general and administrative; 2 from the MultiComputer division; 6 from Germany; 3 from the U.K.; and 4 from Florida. There was reduction in outside services expenses for marketing and HR for the MultiComputer division but the Company had increased cost for legal, audit and tax services related to changes in our independent accountants and the costs associated with meeting the requirements of the Sarbanes-Oxley Act. The increase cost of Service and system integration was 29% over the prior fiscal year.

E-business software increased 6% over the prior fiscal year due to stronger U.K. and German currencies which represents 70% of the increase. Other software decreased by 9% over prior fiscal year.

Restructuring Expense

In the fiscal years ended September 30, 2003 and 2002 the Company reduced its workforce by 7 and 21 individuals with severance expenses of $290,000 and $394,000, respectively. In fiscal 2003, the Company closed an operation in Germany, which included approximately $28,000 for the rent and maintenance cost of the facility through November 2004. The amount was accrued for in fiscal year 2003 and was paid over the remainder of the lease. The total restructure expense for fiscal year 2003 was $318,000. These actions reduced expenses on an annualized basis by approximately $1,800,000.

Other Income/Expenses

Other income/expense of $1,456,000 is primarily from gain on foreign exchange relating to a loan between two of the Company’s foreign subsidiaries. The decreased investment income of approximately $204,000 or 42% between fiscal years was due to the changes in the prevailing investment market with reduced rates on short-term investments and the reduction in the amount of available funds for investing that were used to purchase Technisource and fund the business.

Income taxes

The Company had a tax benefit of $0.2 million which was mainly due to the benefit realized for the foreign operation in Germany. The Company recorded a valuation allowance for the deferred tax assets for the U.S.

operations due to the continued losses sustained over the last three years. Management believes that it is more likely than not that some portion of the deferred tax asset will be realized. The Company is currently involved in a number of procurement opportunities that could generate U.S. revenue and could result in the reduction in the valuation allowance. Management is cautiously optimistic in regards to these opportunities.

Liquidity and Capital Resources

The Company’s primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by $2.4 million to $12.9 million as of September 30, 2004, as compared to $10.5 million as of September 30, 2003. At September 30, 2004 our marketable securities consisted of corporate bonds and U.S. government and state securities. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market securities, money market funds and similar instruments. In fiscal year 2004, the Company provided approximately $1.9 million of cash in operations, compared to using $2.1 million in fiscal year 2003. The significant change in resulting cash provided by or used in operating activities was primarily due the increase in net income of $2.6 million to $1.2 million compared to a loss of ($1.4) million in fiscal 2003, the increase in accounts payable and accruals offset by the increase in accounts receivable and inventory. The increase in payables was driven primarily by the Technisource acquisition, additional purchase of inventory, accruals for executive bonuses and regulatory costs for auditors, lawyers and consultants. The increase in the inventory was due to the increase in sales and the need for more product to meet the demands of our customers. The increase in accounts receivable was related to the increase in business. The aggregate $2.1 million change in the amount of cash used in operations during fiscal year 2003, compared to fiscal year 2002, also included a $1.4 million net loss, a foreign currency translation gain of approximately $1.4 million, and an increase in income tax receivables of approximately $1.1 million.

Our strategy is to a maintain a minimum amount of cash and cash equivalents in our subsidiaries for operating purposes and to invest the remaining amount of cash in interest-bearing and marketable securities. The Company used approximately $3.4 million from investing activities during fiscal year 2004. During fiscal year 2004, the Company’s investing activities consisted of purchases, sale and maturities of marketable securities resulting in net use of $2.6 million to purchase investments and $0.8 million used for the purchases of property and equipment. In fiscal year 2003 the Company acquired Technisource for approximately $3.3 million in cash. During 2003, the Company’s investing activities consisted of sales and maturities and purchases of marketable securities resulting in net proceeds of $4.7 million and $0.5 million used for purchases of computers, furniture and equipment.

The Company generated approximately $102,000 and $26,000 in cash from financing activities during fiscal years 2004 and 2003, respectively from proceeds of shares sold through the employee stock purchase and exercise of stock options. Purchases of treasury stock totaled $2,000 in 2003.

The Company has unfunded pension liabilities of $8.1 million related to the plans in Germany, the U.K., and the U.S. The Company expects to contribute $0.4 million to the plans in 2005.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sale of securities or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

The following is a schedule of the Company’s contractual obligations at September 30, 2004:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$1,601	$1,064	$327	$90	$120
Retirement Obligations	8,085	368	1,118	1,109	5,490

	$9,686	$1,432	$1,445	$1,199	$5,610

Based on our current plans and business conditions management believes that the Company’s available cash and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for nonmonetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Nonmonetary Exchanges”, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The Statement specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2004, 2003 or 2002. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Asset and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Our primary exposure relates to the Euro and the British pound.

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including money market funds and government and corporate bonds. At September 30, 2004, the fair value and principal amounts of our portfolio amounted to $9.9 million, with a yield to maturity of 2.45%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9A.    Controls and Procedures

The Company’s independent auditors, KPMG LLP, have advised management and the Audit Committee that, in connection with KPMG’s audit of the financial statements of the Company for the year ended September 30, 2004, it noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted “reportable conditions” under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors’ attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In the course of its audit of the Company’s financial statements, KPMG advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: The Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the non-routine accounting matters, and manage the increased financial reporting complexities resulting from the acquisition of Technisource and the associated integration activities.

Subsequently, on December 28, 2004, the Company filed a Form 12b-25 Notification of Late Filing with respect to this Annual Report on Form 10-K, extending the due date for the filing to January 13, 2005. Although we believed that we would complete the Annual Report by the extended due date, we were unable to do so. The failure to file our Annual Report on a timely basis may be deemed to reflect a deficiency in internal control that is directly related to the lack of adequate staffing in our finance group, as noted above.

Our chief executive officer, chief financial officer, and other members of our senior management team believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses did not lead to material misstatements in the Company’s consolidated financial statements. The Company clearly recognizes the need to improve and enhance its internal control and financial reporting system, and the Audit Committee and management have accordingly taken the following actions to address the weaknesses noted by KPMG:

•	Authorized the immediate hiring of two experienced accounting staff to address the understaffing of the finance group—

•	One individual at the corporate group to assist in regulatory filings and other accounting matters; and

•	A second individual at the MODCOMP finance group in Florida to assist in addressing the complexities and additional transactions at the new System and Solutions Division (formerly Technisource).

•	Stated that if more resources are needed to meet the requirements necessary to handle the complexities of the operation, they will authorize the hiring of additional personnel.

The Company has begun an active program to fill the open positions as soon as possible.

Taking into account the matters noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were not fully effective and that the lack of adequate staffing in our finance group resulted in our inability to timely file our Annual Report on Form 10-K.

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

During the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recognize, however, our need to hire additional skilled personnel in our finance group as soon as possible.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information about our executive officers is set forth below:

Name and Age	Business Affiliations
Alexander R. Lupinetti (59)	Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Gary W. Levine (56)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

William E. Bent, Jr. (48)	Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

Fernando Delaville (47)	President and Chief Executive Officer of Scanalytics since April 2000; Biomedical Products Manager at Atto Instruments, LLC from May 1998 to April 2000; Manager of Microscopy Applications at Scanalytics from September 1992 to April 1998; Biomedical Equipment Specialist at Thomas Jefferson University from November 1989 to August 1992; Research Scientist at University of Massachusetts Medical Center from February 1987 to October 1989.

We incorporate the remainder of the information required by this item by reference to the sections captioned “Nominees of Election,” “Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our 2005 annual proxy statement.

Item 11.    Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Directors” and “Executive Compensation” in our 2005 annual proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to the section captioned “Voting Securities and Principle Stockholders” and “Executive Compensation—Equity Compensation Plan Information” in our 2005 annual proxy statement.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Independent Auditor Fees” in 2005 annual proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  (1)  Financial statements filed as part of this report:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)  (2)  Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(a)  (3)  Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

10.1	Form of Employee Invention and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended August 25, 1995)

10.2*	CSPI Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Form 8 amendment 2 to Form 10-K for year ended August 31, 1986)

10.3	Trust Agreement with Bank of Boston dated January 5, 1987 (incorporated by reference to Exhibit 10.11 to Form 10-K for year ended August 31, 1990)

10.4*	1991 Incentive Stock Option Plan (incorporated by reference to our proxy statement dated November 10, 1991)

10.5*	Employment Agreement with Mr. Lupinetti dated September 12, 1996 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended August 30, 1996)

10.6*	1997 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit A to our proxy statement filed with the SEC on December 1, 1997)

10.7*	1997 Employees Stock Purchase Plan (incorporated by reference to Exhibit B to our proxy statement filed with the SEC on December 1, 1997)

10.9	Technisource Hardware Inc. Purchase Agreement dated May 30, 2003 (incorporated by reference to Exhibit 10.10 to our Form 10-K for our fiscal year ended September 30, 2003)

Number	Description

10.10*	2003 Stock Incentive Plan (incorporated by reference to Exhibit B to our proxy statement filed with the SEC on December 23, 2003)

10.11*	Executive Cash Bonus Plan dated November 4, 2003

22.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: January 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	January 21, 2005

/s/ GARY W. LEVINE Gary W. Levine	Vice President of Finance, Chief Financial Officer	January 21, 2005

/s/ J. DAVID LYONS J. David Lyons	Director	January 21, 2005

/s/ C. SHELTON JAMES C. Shelton James	Director	January 21, 2005

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	January 21, 2005

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	January 21, 2005

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Year Ended September 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries (“the Company”) as of September 30, 2004 and the related statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years ended September 30, 2004 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2004 and the results of their operations and their cash flows for each of the years ended September 30, 2004 and 2002, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

January 21, 2005

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries (“the Company) as of September 30, 2003 and the related statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

GRANT THORNTON LLP

Boston, Massachusetts

December 8, 2003

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,880	$3,129
Short-term investments	10,015	7,365
Accounts receivable, net of allowance for doubtful accounts of $195 in 2004 and $328 in 2003	7,292	5,429
Inventories	3,611	2,034
Refundable income taxes	12	1,095
Deferred income taxes	—	560
Other current assets	866	920

Total current assets	24,676	20,532

Property, equipment and improvements, net	1,213	944

Other assets:
Long-term investments	174	250
Goodwill	2,996	2,996
Deferred income taxes	264	—
Cash surrender value life insurance	1,704	1,549
Other assets	86	154

Total other assets	5,224	4,949

Total assets	$31,113	$26,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,185	$5,409
Pension and retirement plans	368	341
Income taxes payable	700	733

Total current liabilities	9,253	6,483
Pension and retirement plans	7,717	7,990
Deferred income taxes	99	—
Other long-term liabilities	20	20

Total Liabilities	17,089	14,493

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,140 and 4,109 shares	41	41
Additional paid-in capital	11,405	11,303
Retained earnings	9,865	8,654
Accumulated other comprehensive loss	(4,428)	(5,207)

	16,883	14,791
Less treasury stock, at cost, 570 shares	(2,859)	(2,859)

Total shareholders’ equity	14,024	11,932

Total liabilities and shareholders’ equity	$31,113	$26,425

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2004	2003	2002
Sales:
Product	$40,965	$21,871	$17,709
Services	11,859	10,644	10,402

Total sales	52,824	32,515	28,111

Cost of sales:
Product	29,921	15,905	12,646
Services	7,800	7,400	7,132

Total cost of sales	37,721	23,305	19,778

Gross profit	15,103	9,210	8,333

Operating expenses:
Engineering and development	2,946	3,543	3,737
Selling, general and administrative	10,542	7,992	7,922
Impairment charge on goodwill	—	365	—
Restructuring	—	318	394

Total operating expenses	13,488	12,218	12,053

Operating income (loss)	1,615	(3,008)	(3,720)

Other income (expense):
Dividend income	5	4	8
Interest income	216	276	476
Interest expense	(105)	(79)	(37)
Foreign exchange gain	9	1,380	160
Other income (expense), net	11	(125)	(259)

Total other income, net	136	1,456	348

Income (loss) before income taxes	1,751	(1,552)	(3,372)
Provision (benefit) for income taxes	540	(168)	2,291

Net income (loss)	$1,211	$(1,384)	$(5,663)

Net income (loss) per share-basic	$0.34	$(0.39)	$(1.61)

Weighted average shares outstanding-basic	3,562	3,534	3,524

Net income (loss) per share-diluted	$0.32	$(0.39)	$(1.61)

Weighted average shares outstanding-diluted	3,743	3,534	3,524

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2004, 2003 and 2002

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Shareholders’ Equity	Comprehensive income (loss)
Balance September 30, 2001	4,085	$41	$11,235	$15,701	$(2,458)	$(2,861)	$21,658
Comprehensive income:
Net loss	—	—	—	(5,663)	—	—	(5,663)	(5,663)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	(22)	—	(22)	(22)
Effect of foreign currency translation	—	—	—	—	129	—	129	129
Additional minimum pension liability	—	—	—	—	(1,838)	—	(1,838)	(1,838)

Total comprehensive loss								(7,394)

Issuance of shares under employee stock purchase plan	10	—	40	—	—	—	40
Sale of treasury stock	—	—	—	—	—	4	4

Balance September 30, 2002	4,095	$41	$11,275	$10,038	$(4,189)	$(2,857)	$14,308
Comprehensive income:
Net loss	—	—	—	(1,384)	—	—	(1,384)	(1,384)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	(25)	—	(25)	(25)
Effect of foreign currency translation	—	—	—	—	(725)	—	(725)	(725)
Additional minimum pension liability	—	—	—	—	(268)	—	(268)	(268)

Total comprehensive loss								$(2,402)

Issuance of shares under employee stock purchase plan	14	—	28	—	—	—	28
Purchase of treasury stock	—	—	—	—	—	(2)	(2)

Balance September 30, 2003	4,109	$41	$11,303	$8,654	$(5,207)	$(2,859)	$11,932
Comprehensive income:
Net income	—	—	—	1,211	—	—	1,211	1,211
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	17	—	17	17
Effect of foreign currency translation	—	—	—	—	53	—	53	53
Additional minimum pension liability	—	—	—	—	709	—	709	709

Total comprehensive income								$1,990

Exercise of stock options	6	—	80	—	—	—	80
Issuance of shares under employee stock purchase plan	25	—	22	—	—	—	22

Balance September 30, 2004	4,140	$41	$11,405	$9,865	$(4,428)	$(2,859)	$14,024

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,211	$(1,384)	$(5,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	575	755	837
Gain (loss) on disposal of property, net	—	(5)	9
Gain on foreign currency transactions	(9)	(1,380)	(160)
Non-cash changes in accounts receivable	(137)	97	(7)
Impairment charge on goodwill	—	365	—
Deferred income taxes	412	291	2,671
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,500)	(1,339)	1,291
Decrease (increase) in inventories	(1,552)	649	2,659
Decrease (increase) in refundable income taxes	1,119	(1,083)	—
Decrease (increase) in other current assets	118	(210)	163
Increase in cash surrender value life insurance	(155)	(137)	(118)
Decrease in other assets	67	14	89
Increase in accounts payable and accrued expenses	2,525	1,104	513
Increase (decrease) in deferred compensation and retirement plans	(736)	324	(979)
Increase (decrease) in income taxes payable	(40)	50	23
Increase (decrease) in other liabilities	—	(210)	8

Net cash provided by (used in) operating activities	1,898	(2,099)	1,336

Cash flows from investing activities:
Purchases of available-for-sale securities	(175)	(242)	(589)
Purchases of held-to-maturity securities	(4,596)	(15,093)	(27,949)
Sales of available-for-sale securities	124	440	595
Maturities of held-to-maturity securities	2,073	19,628	27,889
Business acquired	—	(3,285)	—
Proceed from sale of property, net of expenses	3	—	—
Purchases of property, equipment and improvements	(846)	(464)	(488)

Net cash provided by (used in) investing activities	(3,417)	984	(542)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	22	—	—
Proceeds from issuance of shares under employee stock purchase plan	80	28	40
(Purchase) sale of treasury stock	—	(2)	4

Net cash provided by financing activities	102	26	44

Effects of exchange rate on cash	1,168	383	1,487

Net increase (decrease) in cash and cash equivalents	(249)	(706)	2,325
Cash and cash equivalents, beginning of year	3,129	3,835	1,510

Cash and cash equivalents, end of year	$2,880	$3,129	$3,835

Supplementary cash flow information:
Cash paid for income taxes	$(180)	$(317)	$(339)

Cash received from income tax refunds	$1,095	$—	$—

Cash paid for interest	$(105)	$(80)	$(20)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Organization and Business

CSP Inc. (CSPI or the Company) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company’s wholly owned subsidiaries include MODCOMP, Inc. (“MODCOMP”), Scanalytics, Inc. (“Scanalytics”), and MultiComputer division (“MultiComputer division”).

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets. The Company recognized $9,000, $1,380,000 and $160,000 of foreign exchange transaction gains for years ended September 30, 2004, 2003 and 2002, respectively.

Cash Equivalents

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” on October 1, 2002 and concluded there was no impairment indicated as of October 1, 2002. The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Goodwill

The Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on October 1, 2002. The Company completed the initial step of the required impairment test based on the comparison of the fair value of the reporting units with their respective carrying values as of October 1, 2002 and concluded that there was no impairment indicated as of October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of the impairment. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year.

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

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of the asset or the strategy for the Company’s overall business, and significant negative industry or economic trends. In evaluating the impairment of goodwill, the Company considers a number of analyses such as discounted cash flow projections, enterprise value, and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of the Company’s annual or periodic analyses, management makes estimates and judgments about the future cash flows of these businesses. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying businesses. Management also considers the Company’s market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company’s assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Inventories

Inventories are stated at the lower of cost or market; with cost determined principally by the average-cost method, which approximates the first-in, first-out method.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Product Warranty

The Company ordinarily provides a one-year warranty for the hardware products it manufactures and a 90-day warranty for software products. At management’s discretion, certain major customers in the systems segment may be granted extended warranties. The Company accrues estimated warranty costs at the time of sale. The reserves are determined based on historical warranty cost experience.

Property, Equipment and Improvements

The components of property, equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful life of the asset or the lease term. Repairs and maintenance costs are expensed as incurred.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, we recognized allowances for doubtful accounts based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Pension and Retirement Plans

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

Revenue Recognition

The Company enters into transactions to sell products (hardware or software), services or combinations thereof. Services may include maintenance support, installation and system integration services. The Company’s revenue recognition policy follows SAB No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The Company also applies the provisions of Emerging Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company generally recognizes product revenue from customers at the time of transfer of title and risk of loss generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. The Company reduces revenue for estimated customer returns.

In certain software revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. The allocation is based on vendor specific objective evidence of fair value which is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met. For its Software segments, as part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements at the time of sale.

The following policies are applicable to CSPI’s major categories of revenue transactions:

Systems Revenue

Revenue is recognized when the basic revenue recognition criteria discussed above are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

The Company also offers training, maintenance agreements and support services. The Company has established fair value on its training, maintenance and support services based on prices charged in separate sales to customers at prices established and published in its standard price lists. These prices are not discounted. Revenue from these service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically three to twelve months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided. Training revenue is recognized when performed.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Service and System Integration Revenue

This segment also earns revenue for information technology consulting services. Revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s service agreements do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

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

The Company also offers training, maintenance agreements and support services. The Company has established fair value on its training, maintenance and support services based on separate sales of these elements priced at amounts stated in our standard price lists. Revenue from these service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically three to twelve months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided.

E-business Software Revenue

Our E-business Software segment includes customized integration revenue which may include revenue from the sale of third party hardware, licensed software (either proprietary or third-party), consulting integration services, maintenance support, and service support. Maintenance support agreements represent fixed fee support agreements on our delivered integration systems while the service agreements represent time and material billings for services on an as needed basis. These services do not provide for upgrades unless the upgrade is required to fix a functionality issue (i.e., bug fix).

We have not established vendor specific objective evidence of fair value on our third party hardware, licensed software and consulting integration services and they are recognized on a combined basis pursuant to accounting literature noted above. We have established VSOE on our maintenance support and service support elements.

Maintenance support is priced based on prices charged in separate sales to customers at prices established and published in its standard price list depending on the size of the project and the type of support requested. Renewal rates are specified in the contracts and are consistent with the initial rates. These rates will only change as a result of i) a standard price index increase, and/or ii) additional customization services provided (this adjustment is based on the price list renewal rate on the additional services provided). These prices are not discounted. In addition, maintenance support is never discounted.

Service support is available to customers who have not entered into a maintenance support agreement and this service is billed on a time and material basis using rates included in our standard price lists. These rates are never discounted and are provided on an as needed basis.

As a result, revenue for all items, except for maintenance support and service support, are recognized when all the products and services included in these elements have been delivered, customer acceptance, if any, has

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

been ascertained and all other revenue recognition criteria have been met. Maintenance support revenue is recognized over the term of the contract. Service support revenue is recognized upon performance of the services.

Other Software Revenue

The Company recognizes revenue from the sale of software products in accordance with SOP 97-2. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements be recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable, collectibility is probable, and when revenue recognition criteria of SOP 97-2 are met. If collectibility is not considered probable, revenue is recognized when cash is collected.

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Engineering and Development Expenses

Engineering and development expenditures are expensed as incurred.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At September 30, 2004 and 2003, respectively, a full valuation has been recorded against the gross deferred tax assets in the U.S. and U.K. since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the assumed weighted average number of common shares outstanding.

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income (loss) is as follows:

	Years ended September 30,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net income (loss)	$1,211	$(1,384)	$(5,663)

Weighted average number of shares outstanding—basic	3,562	3,534	3,524
Incremental shares from the assumed exercise of stock options	181	—	—

Weighted average number of shares outstanding—dilutive	3,743	3,534	3,524

Net income (loss) per share—basic	$0.34	$(0.39)	$(1.61)

Net income (loss) per share—diluted	$0.32	$(0.39)	$(1.61)

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal years 2003 and 2002, due to our net loss, all of our outstanding options of 516,634 and 403,455, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For fiscal year 2004, options of 507,456 were included in the diluted net income per share calculation and 3,000 shares were excluded.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions.

Stock-Based Compensation

The Company accounts for its stock compensation under the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As permitted by SFAS No. 123, the Company

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

measures compensation cost in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The following table illustrates the pro forma effect on net income/ (loss) and net income/ (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended September 30,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net income (loss)	$1,211	$(1,384)	$(5,663)
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(160)	(148)	(107)

Pro forma net income (loss)	$1,051	$(1,532)	$(5,770)

Income (loss) per share:
Basic, as reported	$0.34	$(0.39)	$(1.61)

Diluted, as reported	$0.32	$(0.39)	$(1.61)

Basic, pro forma	$0.30	$(0.43)	$(1.64)

Diluted, pro forma	$0.28	$(0.43)	$(1.64)

Weighted average shares outstanding—basic	3,562	3,534	3,524

Weighted average shares outstanding—diluted	3,743	3,534	3,524

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.07%	3.08%	4.62%
Expected dividend yield	—	—	—
Expected volatility	48.8%	49.5%	60.2%
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the period	$3.18	$2.51	$2.04

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R further explains how to identify variable interest entities (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of June 30, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

In January 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which retains all of the disclosures that are required by FASB 132 and includes several additional disclosures. It also amends APB Opinion 28 “Interim Financial Reporting” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132 (revised 2003) are effective for fiscal years ending after December 15, 2003. The interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The Company adopted the provisions of SFAS 132 (revised 2003) in the second quarter of fiscal year 2004.

In May 2003, the FASB issued Statement of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF requires additional quantitative disclosures related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with fiscal years ending after December 31, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101 “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of the Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21, the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for nonmonetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Nonmonetary Exchanges”, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications were made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

2.    Business Acquired

On May 30, 2003 the Company acquired certain assets of Technisource Hardware, Inc., a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The Company acquired Technisource to expand our systems integration capabilities in the U.S similar to our German operation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

We purchased an established profitable business with knowledge and understanding on how to sell third party products in an effort to expand our service-based business and add customers. The total purchase price was $3,285,000 of which $2,701,000 was paid in cash at closing, $458,000 was paid subsequently related to the net working capital items acquired and $126,000 was paid in transaction costs directly related to the acquisition. The Statement of Cash Flows for 2003 has been revised to reflect the $458,000 as Business acquired which was previously reflected in changes in operating assets and liabilities. The transaction resulted in $2,779,000 in goodwill which is deductible for income tax purposes. The purchase price was based on the parties’ determination of the fair value taking into consideration industry benchmarks, revenue and cash flow projections.

The purchase price was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

(Amounts in Thousands)
Accounts receivable	$911
Non-trade receivables	89
Prepaid expense	7
Less:
Accounts payable	(339)
Other liabilities	(210)

Working capital	$458
Goodwill	2,779
Property and equipment	48

Purchase price	$3,285

The acquisition was accounted for as a purchase. The Company’s consolidated results of operations include the operating results of the acquired company from the acquisition date. The acquired assets were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired.

The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the transaction taken place at the beginning of periods presented or future results of the combined companies.

	Years Ended September 30,
	2003 Pro Forma	2002 Pro Forma
	(Amounts in thousands, except per share amounts)
Total sales	$37,030	$41,645

Operating loss	$(2,573)	$(2,836)

Net loss	$(1,265)	$(5,245)

Net loss per share—diluted	$(0.36)	$(1.49)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

3.    Investments

At September 30, 2004 and 2003, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2004
Marketable equity securities	$301	$29	$330
Bonds and municipal revenue notes	2,595	—	2,595
Money market funds and commercial paper	7,139	—	7,139
U.S. treasury bills	125	—	125

Total	$10,160	$29	$10,189

September 30, 2003
Marketable equity securities	$268	$12	$280
Bonds and municipal revenue notes	2,847	—	2,847
Money market funds and commercial paper	4,363	—	4,363
U.S. treasury bills	125	—	125

Total	$7,603	$12	$7,615

	Short-term	Long-term	Total
September 30, 2004
Held-to-maturity	$9,685	$174	$9,859
Available-for-sale	330	—	330

	$10,015	$174	$10,189

	Short-term	Long-term	Total
September 30, 2003
Held-to-maturity	$7,085	$250	$7,335
Available-for-sale	280	—	280

	$7,365	$250	$7,615

Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders’ equity until realized. This change in unrealized gain (loss) amounted to $17,000, ($25,000) and ($22,000) for the years ended September 30, 2004, 2003 and 2002, respectively.

At September 30, 2004, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Less than one year	$9,986	$10,015
Mature in 1-2 years	50	50
Mature in 2-5 years	124	124
Mature after 5 years	—	—

Total	$10,160	$10,189

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Included in the table above are assets held in a trust that are available only to pay a certain retirement obligation of a former employee. The total assets were $674,000 and $697,000 of which $174,000 and $250,000 was classified as long-term holdings of the trust at September 30, 2004 and 2003, respectively.

4.    Inventories

Inventories consist of the following:

	September 30,
	2004	2003
	(Amounts in thousands)
Raw materials	$1,421	$775
Work-in-process	737	119
Finished goods	1,453	1,140

Total	$3,611	$2,034

5.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Unrealized gain( loss ) on available-for-sale securities	Effect of Foreign currency translation	Additional minimum pension liability	Accumulated Other Comprehensive income (loss)
	(Amounts in thousands)
Balance September 30, 2001	$59	$(1,045)	$(1,472)	$(2,458)
Change in period	(22)	129	(1,838)	(1,731)

Balance September 30, 2002	37	(916)	(3,310)	(4,189)
Change in period	(25)	(725)	(268)	(1,018)

Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)
Change in period	17	53	709	779

Balance September 30, 2004	$29	$(1,588)	$(2,869)	$(4,428)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

6.    Income Taxes:

The provisions for income taxes are comprised of the following:

	Years Ended September 30,
	2004	2003	2002
	(Amounts in thousands)
Income (loss) before income taxes:
U.S.	$482	$(2,562)	$(3,062)
Foreign	1,269	1,010	(310)

	$1,751	$(1,552)	$(3,372)

Current:
Federal	$50	$(517)	$(370)
State	—	—	—
Foreign	20	640	(10)

	70	123	(380)

Deferred:
Federal	99	—	2,935
State	—	—	—
Foreign	371	(291)	(264)

	470	(291)	2,671

	$540	$(168)	$2,291

Reconciliation of expected income tax expense (benefit) to actual income tax expense is as follows:

	Years Ended September 30,
	2004		2003		2002
	(Amounts in thousands)
Computed expected tax expense (benefit)	$595	34.0%	$(528)	34.0%	$(1,147)	34.0%
Increases (reductions) in taxes resulting from:
Dividend exclusion	(1)	(0.1)	(1)	0.1	(1)	0.0
Tax exempt interest	(2)	(0.1)	(12)	0.8	(23)	0.7
State income taxes, net of federal tax benefit	1	0.1	—	—	—	—
Amortization of goodwill	—	—	—	—	27	(0.8)
Foreign operations	(41)	(2.3)	7	(0.5)	(169)	5.0
Change in valuation allowance	(81)	(4.6)	360	(23.2)	3,327	(98.6)
Other items	69	3.9	6	(0.4)	277	(8.2)

Income tax expense	$540	30.9%	$(168)	10.8%	$2,291	(67.9)%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

For the years ended September 30, 2004 and 2003, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30 2004	September 30 2003
	(Amounts in thousands)
Deferred tax assets:
Deferred compensation	$2,186	$2,274
Other accruals	305	985
In process research and development	128	168
Inventory capitalization and reserves	1,043	1,306
State research and development credits, net of federal benefit	466	466
Federal net operating loss carryforwards	1,000	1,143
Foreign net operating loss carryforwards	3,026	2,794
Unrealized gain or loss	10	5
Depreciation and amortization	460	460

Gross deferred tax assets	8,624	9,601
Less: valuation allowance	(8,360)	(9,041)

Realizable deferred tax asset	264	560
Deferred tax liabilities:
Goodwill	(99)	—

Net deferred tax assets (liabilities )	$165	$560

The net change in the total valuation allowance for the year ended September 30, 2004 was a decrease of $0.7 million. A full valuation allowance has been recorded against the gross deferred tax asset in the U.S. and U.K. since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

The 2003 other foreign temporary differences in the amount of $560,000 have been reclassified primarily to pension and retirement obligations and other accruals in the above table to conform to the 2004 presentation.

As of September 30, 2004, the Company had an operating loss carryforward of approximately $2.7 million for U.S. federal tax purposes which is available to offset future taxable income, if any, through 2024. As of September 30, 2004, the Company also had research and development and other credits for state tax purposes of approximately $466,000, which may expire in varying amounts through 2018. Net operating loss carryforwards and other tax attributes may be limited in the event the Company incurs an ownership change as defined under Internal Revenue Code Section 382.

As of September 30, 2004 and 2003, the Company had United Kingdom net operating loss carryforwards of approximately $9.9 and $9.2 million that have an indefinite life and no expiration. The 2003 deferred tax assets in the disclosure table above have been revised to include $2.7 million related to these carryforwards with a full valuation allowance.

Deferred taxes have not been provided for U.S. federal and foreign income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The American Jobs Creation Act (the “AJCA”) includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either Fiscal 2005 or in Fiscal 2006. The Company has not started an evaluation of the effects of the repatriation provision; however, the Company does not expect to complete an evaluation of this matter until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $1.9 million. The Company is unable to reasonably estimate the tax effect of a possible remittance at the time of its issuance of its financial statements.

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2004	September 30, 2003
	(Amounts in thousands)
Building and improvements	$522	$473
Equipment	4,334	3,833
Automotive equipment	36	36

	4,892	4,342
Less accumulated depreciation and amortization	3,679	3,398

Property, equipment and improvements, net	$1,213	$944

Depreciation expense was $575,000 and $755,000 for the years ended September 30, 2004 and 2003, respectively.

8.    Goodwill

On October 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 required the Company to evaluate its existing goodwill that was acquired in prior purchase business combinations. Accordingly, the Company reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. In addition, to the extent an intangible such as goodwill, is then determined to have an indefinite useful life, the Company is required to annually test the goodwill for impairment in accordance with the provisions of SFAS No. 142.

As of October 1, 2002, the Company ceased the amortization of goodwill. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $365,000 related to the other software segment. This impairment charge was based on an estimate of the fair value of the business using an analysis of future cash flows and considering market capitalization. The impairment charge was recorded due to a change in estimated future cash flows resulting from the continued decline in revenue and losses coupled with the fact that the segment performance did not meet its projected sales and profit forecasts for the fiscal year. This was management’s best judgment of the value of the other software segment. The Systems and Solutions operating unit was purchased on May 30, 2003 (Note 2). The Company concluded there was no impairment of goodwill for this unit based upon its annual assessments in 2003 and 2004. Additionally, no further impairment was identified in the Other software segment in 2004.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2004 and 2003 are as follows:

	Other Software	Service and System Integration	Total
	(Amounts in thousands)
Balance as of September 30, 2002	$582	$—	$582
Business acquired	—	2,779	2,779
Goodwill impairment	(365)	—	(365)

Balance as of September 30, 2003	$217	$2,779	$2,996
Goodwill impairment	—	—	—

Balance as of September 30, 2004	$217	$2,779	$2,996

The reconciliation of net income (loss) before goodwill amortization expense, for fiscal years ended 2004, 2003 and 2002, is as follows:

	Years Ending September 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss) as reported	$1,211	$(1,384)	$(5,663)
Goodwill amortization expense	—	—	100

Adjusted net income (loss)	$1,211	$(1,384)	$(5,563)

Basic income (loss) per share as reported	$0.34	$(0.39)	$(1.61)
Goodwill amortization	—	—	0.03

Adjusted basic income (loss) per share	$0.34	$(0.39)	$(1.58)

Diluted income (loss) per share as reported	$0.32	$(0.39)	$(1.61)
Goodwill amortization	—	—	0.03

Adjusted diluted income (loss) per share	$0.32	$(0.39)	$(1.58)

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2004	2003
	(Amounts in thousands)
Accounts payable	$3,372	$1,836
Commissions	137	50
Compensation and fringe benefits	1,887	1,420
Customer advances	1,408	828
Professional fees and shareholders’ reporting costs	699	414
Taxes, other than income	289	211
Other	393	650

	$8,185	$5,409

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

10.    Stock Options and Awards

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares, which was ratified by the shareholders in January 1998. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. In 2003, the Company adopted the 2003 Stock Incentive Plan which covers 200,000 shares of common stock. The 2003 Plan also may have awards of restricted and unrestricted stock. Under the Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuance of options at their fair market value on the date of grant. These options vest over a period of five years, do not vest in the first year, and expire ten years from the date of grant. In the 1991 plan, up to 26,624 shares are allocated for annual non-discretionary grants of 1,100 shares each to non-employee directors of the Company who are serving on the last business day of January each year. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair market value on the date of the grant. These options vest over a period of five years, do not vest in the first year, and expire ten years from the date of the grant.

The following is a summary of common stock option activity for the three years ended September 30, 2004:

	Weighted average exercise price of shares under plans	Weighted average fair value of options granted during the year	Number of Shares
			2003 Plan	1997 Plan	1991 Plan	1981 Plan	Non Qualified Stock Options	Total
Outstanding August 31, 2001	$5.26		—	148,500	281,228	6,611	—	436,339
Granted	$3.68	$2.04	—	4,000	6,000	—	—	10,000
Expired and terminated	$5.83		—	(6,000)	(30,273)	(6,611)	—	(42,884)

Outstanding September 30, 2002	$5.53		—	146,500	256,955	—	—	403,455
Granted	$2.98	$2.51	—	55,000	—	—	75,000	130,000
Expired and terminated	$6.58		—	(3,000)	(13,821)	—	—	(16,821)

Outstanding September 30, 2003	$4.86		—	198,500	243,134	—	75,000	516,634
Granted	$5.25	$3.18	4,000	4,000	750	—	—	8,750
Expired and terminated	$4.58		—	(4,000)	(5,162)	—	—	(9,162)
Exercised	$3.81		—	—	(5,766)	—	—	(5,766)

Outstanding September 30, 2004	$4.81		4,000	198,500	232,956	—	75,000	510,456

Available for future grants			196,000	—	—	—	—	196,000
Exercisable			4,000	160,813	231,769	—	18,750	415,332

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.64—$4.64	184,737	7.3	$2.76	93,613	$3.51
$4.65—$6.65	322,719	3.5	$5.70	318,719	$5.70
$11.00—$11.25	3,000	5.5	$11.16	3,000	$11.16

	510,456		$4.81	415,332	$5.25

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

11.    Stock Purchase Plan

In October 1997, the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. The 1997 Purchase Plan reserved 332,750 shares of Common Stock for issuance thereunder. Under the stock purchase plan, the Company’s employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 99,998 shares have been issued under the plan at September 30, 2004.

12.    Pension and Retirement Plans

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

At September 30, 2004, the international pension plans held investments of approximately $5.8 million.

The following table provides the weighted average actuarial assumptions used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations.

	Pension			Post-Retirement
	Years ended September 30,			Years ended September 30,
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions:
Discount rate:
U.S. plans	6.0%	6.0%	7.0%	7.0%	7.0%	7.0%
Foreign plans	5.5%	5.6%	5.3%
Expected return on plan assets:
U.S. plans	—	—	—
Foreign plans	6.25%	6.7%	6.9%
Rate of compensation increase:
U.S. plans	—	—	—
Foreign plans	3.0%	3.0%	1.6%

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revises these assumptions based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Years Ended September 30
	2004			2003			2002
	Foreign	U.S.	Total	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$107	$49	$156	$83	$34	$117	$293	$32	$325
Interest cost	638	192	830	556	226	782	475	297	772
Expected return on plan assets	(354)	—	(354)	(271)	—	(271)	(349)	—	(349)
Amortization of:
Prior service costs/(gains)	(120)	—	(120)	120	—	120	150	—	150
Net transition asset	174	—	174	(111)	—	(111)	(103)	—	(103)

Net periodic benefit cost	$445	$241	$686	$377	$260	$637	$466	$329	$795

Post Retirement:
Service cost	$—	$48	$48	$—	$47	$47	$—	$57	$57
Interest cost	—	6	6	—	6	6	—	7	7
Expected return on plan assets	—	—	—	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—	—	—	—
Net transition asset	—	—	—	—	—	—	—	—	—

Net periodic benefit cost	$—	$54	$54	$—	$53	$53	$—	$64	$64

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(709)	$—	$(709)	$268	$—	$268	$1,838	$—	$1,838

Post Retirement:
Increase in minimum liability included in comprehensive income (loss)	$—	$—	$—	$—	$—	$—	$—	$—	$—

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The following table presents an analysis of the changes in 2004 and 2003 of the benefit obligation, the plan assets and the funded status of the plans:

	For the Years Ended September 30
	2004			2003
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in project benefit obligation (PBO)
Balance beginning of year	$10,499	$2,530	$13,029	$9,045	$2,616	$11,661
Service cost	107	49	156	83	34	117
Interest cost	638	192	830	556	226	782
Changes in actuarial assumptions	(579)	(127)	(706)	160	79	239
Foreign exchange impact	884	—	884	775	—	775
Benefits paid	(266)	(319)	(585)	(120)	(425)	(545)

Projected benefit obligation at end of year	$11,283	$2,325	$13,608	$10,499	$2,530	$13,029

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$4,908	—	$4,908	$4,086	—	$4,086
Actual gain on plan assets	474	—	474	636	—	636
Company contributions	124	319	443	104	425	529
Foreign exchange impact	547	—	547	202	—	202
Benefits paid	(266)	(319)	(585)	(120)	(425)	(545)

Fair value of plan assets at end of year	$5,787	$—	$5,787	$4,908	$—	$4,908

Funded Status:
Plan assets less than projected benefit obligation	$(5,496)	$(2,325)	$(7,821)	$(5,591)	$(2,530)	$(8,121)

Post Retirement:
Change in project benefit obligation (PBO)
Balance beginning of year	$—	$210	$210	$—	$157	$157
Service cost	—	48	48	—	47	47
Interest cost	—	6	6	—	6	6
Changes in actuarial assumptions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$264	$264	$—	$210	$210

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded Status:
Plan assets less than projected benefit obligation	$—	$(264)	$(264)	$—	$(210)	$(210)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The decrease in the under funded status of the pension plans in 2004 results primarily from the effect on plan assets of capital markets performance.

Plans with projected benefit obligations in excess of plan assets are primarily attributable to domestic unfunded supplemental retirement plans, as well as German plans which are legally not required to be funded.

The amounts recognized in the consolidated balance sheet consist of:

	For the Years Ended September 30
	2004			2003
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(5,496)	$(2,325)	$(7,821)	$(5,591)	$(2,530)	$(8,121)
Accumulated other comprehensive income	2,869	—	2,869	3,578	—	3,578

Net amount recognized	$(2,627)	$(2,325)	$(4,952)	$(2,013)	$(2,530)	$(4,543)

Post Retirement:
Accrued benefit liability	$—	$(264)	$(264)	$—	$(210)	$(210)
Accumulated other comprehensive income	—	—	—	—	—	—

Net amount recognized	$—	$(264)	$(264)	$—	$(210)	$(210)

The Company has domestic defined contribution plans and in the United Kingdom under which the Company matches the employee’s contribution and may make discretionary contributions to the plans. The Company’s contributions were $187,000, $144,000 and $163,000 for the years ended September 30, 2004, 2003 and 2002.

Cash Flows

Contributions

The Company expects to contribute $427,000 to its pension plan and $67,000 to its other postretirement benefit plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2005	$507
2006	490
2007	528
2008	552
2009	557
Thereafter	4,655

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2005	$1,064
2006	327
2007	90
2008	60
2009 and thereafter	60

$1,601

Occupancy expenses under the operating leases approximated $1,678,000 in 2004, $1,370,000 in 2003 and $1,506,000 in 2002.

Stock Repurchase

On October 9, 1986, the Board of Directors authorized the Company to repurchase up to 344,892 additional shares of the outstanding stock at market price. On September 28, 1995, the Board of Directors authorized the Company to repurchase up to 199,650 additional shares of the outstanding stock at market price. The timing of stock purchases are made at the discretion of management. On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding stock at market price. The Company has repurchased 571,675 or 77% of the total shares authorized to be purchased as of September 30, 2004.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

14.    Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

Fiscal Years Ended September 30,	Systems	Service and system integration	E-business Software	Other Software	Consolidated Total
2004
Sales:
Product	$8,317	$31,162	$90	$1,396	$40,965
Service	686	10,034	1,113	26	11,859

Total sales	9,003	41,196	1,203	1,422	52,824
Profit (loss) from operations	1,520	950	(760)	(95)	1,615
Assets	11,305	18,686	558	564	31,113
Capital expenditures	291	531	16	8	846
Depreciation and amortization	194	357	11	13	575
2003
Sales:
Product	$5,160	$15,128	$266	$1,317	$21,871
Service	328	9,371	920	25	10,644

Total sales	5,488	24,499	1,186	1,342	32,515
Profit (loss) from operations	(314)	(927)	(1,087)	(680)	(3,008)
Assets	9,802	15,291	735	597	26,425
Capital expenditures	143	293	17	11	464
Depreciation and amortization	327	282	14	132	755
2002
Sales:
Product	$7,175	$8,713	$285	$1,536	$17,709
Service	356	8,513	1,526	7	10,402

Total sales	7,531	17,226	1,811	1,543	28,111
Profit (loss) from operations	(1,692)	(857)	(803)	(368)	(3,720)
Assets	14,847	9,326	930	1,139	26,242
Capital expenditures	328	137	14	9	488
Depreciation and amortization	358	277	29	173	837

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the corporate level that benefit the segments are allocated to each segment based upon their relative sales levels.

All intercompany transactions have been eliminated.

Assets include deferred income tax assets and other financial instruments owned by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

For the years ended September 30, 2004, 2003 and 2002, the Company had sales to one customer (E-Plus, a Service and system integration customer) which accounted for approximately $11.3 million (21%), $10.3 million (32%), and $5.6 million (20%) of consolidated sales, respectively. In addition, the Company had sales to one other customer (Lockheed Martin, a Systems segment customer) which accounted for approximately $5.8 million (11%) of consolidated sales for the year ended September 30, 2004. No other customers had sales in excess of 10% for the years ended September 30, 2004, 2003 and 2002.

The Company’s sales by geographic area based on the location of the customers are as follows:

	For Year ended
	September 30 2004%		September 30 2003%		September 30 2002%
	(Amounts in thousands)
North America	$28,699	54%	$12,803	39%	$10,225	36%
Europe	22,519	43%	18,377	57%	16,478	59%
Asia	1,606	3%	1,335	4%	1,408	5%

Totals	$52,824	100%	$32,515	100%	$28,111	100%

Long-lived assets by geographic location at September 30, 2004 and 2003 were as follows:

	September 30, 2004	September 30, 2003
	(Amounts in thousands)
North America	$3,766	$3,630
Europe	443	310

Totals	$4,209	$3,940

15.    Restructuring Expenses

For the year ended September 30, 2003, as part of the Company’s cost cutting measures, the Company recorded charges of approximately $318,000 related to the termination of 7 employees in Germany, United Kingdom and United States of America relating to the Service and system integration, Systems and E-business software segments, respectively, and the cost of closing an office in Germany. The severance cost was $292,000 which was paid by the end of the 2003 fiscal year. The Company recorded an accrual of $26,000 for the closing cost for the office in Germany which was paid on a monthly basis until the lease was terminated in November 2004. This closing cost includes maintenance, utilities and rent. The Company incurred severance expenses of $394,000 for the year ended September 30, 2002 related to a reduction in its workforce of 21 employees. All severance amounts have been paid as of fiscal year end September 30, 2003.

16.    Valuation and Qualifying Accounts

The Company had the following activity for the allowance for doubtful accounts:

	Years ended September 30
	2004	2003	2002
	(Amounts in thousands)
Balance beginning of year	$328	$231	$238
Charged to (income) expense	(113)	118	58
Usage	(20)	(21)	(65)

Balance end of year	$195	$328	$231

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

17.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003:

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2004
Net Sales	$11,800	$12,166	$14,301	$14,557	$52,824
Gross Profit (b)	2,821	3,566	4,109	4,607	15,103
Net income (loss)	(228)	478	438	523	1,211
Net income (loss) per share—diluted(a)	$(.06)	$0.13	$0.12	$0.14	$0.32

2003
Net Sales	$8,179	$6,413	$6,961	$10,962	$32,515
Gross Profit	1,916	2,182	2,322	2,790	9,210
Net loss	(395)	(204)	(340)	(445)	(1,384)
Net loss per share—diluted(a)	$(0.11)	$(0.06)	$(0.10)	$(0.12)	$(0.39)

(a)	Earnings per common share are computed independently for each of the periods presented and therefore may not add up to the total for the year.
(b)	Reclassifications of expenses from Engineering and Development expense to Cost of Goods sold of $76,000 and $71,000 were made in the table above for the first and second quarters of fiscal year 2004, respectively.