Form 10-K/A
period 2004-09-30
CSP INC /MA/
filed 2005-01-28
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 0-10843

CSP Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts (State of incorporation)	04-2441294 (I.R.S. Employer Identification No.)

43 Manning Road

Billerica, Massachusetts 01821-3901

(978) 663-7598

(Address and telephone number of principal executive offices)

securities registered pursuant to section 12(b) of the act:
None

securities registered pursuant to section 12(g) of the act:
Common Stock (par value $0.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ].

The aggregate market value of the stock held by non-affiliates of the registrant as of March 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $6.00 as quoted on the Nasdaq National Market as of that date) was approximately $21,331,716. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

As of December 31, 2004, we had outstanding 3,588,399 shares of common stock.

Our annual Report on Form 10-K for our fiscal year ended September 30, 2004 is being amended hereby solely to include the items listed below:
Item Number	Description
Item 10	Directors and Executive Officers
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Expenses

EXPLANATION FOR THIS AMENDMENT:

Our 2004 Form 10-K, as originally filed with the Securities and Exchange Commission on January 21, 2005, incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to our definitive proxy statement for our 2005 annual meeting of stockholders. Since we will not file our proxy statement with the SEC within 120 days of the close of our fiscal year, we are accordingly amending our Form 10-K for the sole purpose of including the information set forth herein.

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

Information about our directors is set forth below:
Name, Age and Class	Year First Became Director, Principal Occupations during past five years and Certain Directorships
C. Shelton James (64) Class III

Director of CSPI since 1994; Member of our compensation committee since January1998, member of our audit committee since June 1994, and member of our nominating committee since January 2004; President from 1993 until June 1998 and Director from 1993 until February 2000 of Fundamental Management Corporation; Director from December 1994 to March 2000 and Chief Executive Officer from August 1998 to March 1999 of Cyberguard Corp.; Director from August 1998 to July 2002 and Chief Executive Officer from December 2001 to July 2002 of Technisource, Inc.; Chief Executive Officer and Chairman of the Board of Elcotel from May 1991 to February 2000; Director of DRS Technologies and Concurrent Computer Corporation.

Alexander R. Lupinetti (59) Class III

Director of CSPI since 1996; Chairman of the Board of Directors since January 1998; Chief Executive Officer and President of CSPI since October 1996; Director of VerticalBuyer, Inc. from February 2000 until March 2001; President and Chief Executive Officer of each of TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Robert Williams (66) Class I

Director of CSPI since July 1998; Member of our audit committee since July 1998; from 1995 to his retirement in March 1999, served as Vice President for Asia, Africa and the Near East of International Executive Corps, a company that directs technology and business programs as a contractor for the US Foreign Aid Program; consultant to RM Williams Associations Technology from 1993 to 1995; Vice President of Worldwide Development, Industrial Sector Division for International Business Machines Corp., and served in various positions from 1963 to 1993.

J. David Lyons (66) Class II

Director of CSPI since March 1997; Member of our compensation committee since March 1997; Managing Director for the Carter Group, an executive search firm, from September 2002 to June 2004; President of Aubin International, Inc., an executive search firm, from 1996 to October 2002; Executive Vice President at National Data Corp. from 1993 to 1996; Executive Vice President of Sales and Marketing of Syncordia, from 1991 to 1993.

Christopher J. Hall (45) Class II

Director of CSPI since November 2002; Member of our compensation committee since November 2002 and member of our audit committee since November 2002; self employed as a municipal bond investor since 1998; founder and Chief Financial Officer of Howe, Solomon, & Hall, a registered broker-dealer operating primarily as a municipal securities broker-dealer, from 1985 to 1998.

Audit Committee

Our audit committee consists of C. Shelton James (chairman), Christopher J. Hall and Robert M. Williams. Each of the members of the audit committee is independent as defined under NASDAQ listing standards. The board of directors determined that the members of our audit committee are not only independent, but also are "financially literate" for purposes of NASDAQ rules (that is, able to read and understand financial statements). In addition, the board has found that Mr. James qualifies as an "audit committee financial expert." Mr. James was a CPA and worked in public accounting from 1962 to 1965. He was chief financial officer of Systems & Engineering Lab. in Ft. Lauderdale, Florida from 1969 to 1980, has served on numerous audit committees and currently serves on the audit committees of Concurrent Computers and DRS.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities (our common stock) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to us during fiscal 2004, and written representations that Form 5 was required and duly filed with the commission, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% shareholders were fulfilled in a timely manner.

Code of ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and rules of the NASDAQ National Market, we have adopted a code of ethics that applies to all our executive officers, directors and employees. The business code of ethics and corporate governance is available on our website at www.cspi.com under the investor relations section. A copy of the code of ethics can also be obtained without charge by written request to investor relations, CSP Inc., 43 Manning Road, Billerica, Massachusetts 01821.

Item 11.    Executive Compensation

Executive compensation

Summary compensation table. The following table sets forth certain information about the compensation we paid or accrued with respect to our chief executive officer and our most highly compensated officers (other than our chief executive officer) who served as executive officers during fiscal 2004 and whose annual compensation exceeded $100,000 for fiscal 2004.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than ten percent (10%) of the executive officers' respective total annual salary and bonus.

Summary Compensation Table

		Annual Compensation		Long Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options
Alexander R. Lupinetti	2004	$310,520	$436,300	-	$64,363(1)
Chairman, President and Chief Executive	2003	$291,965	$65,746	50,000	$63,213(2)
Officer	2002	$287,550	-	-	$62,890(3)

Gary W. Levine	2004	$143,905	$127,546	-	$36,023(4)
Vice President of Finance and	2003	$135,820	$19,168	-	$35,520(5)
Chief Financial Officer	2002	$137,301	-	-	$36,424(6)

William Bent	2004	$137,080	$49,011	2,000	$4,988(7)
Vice President and General Manager of	2003	$130,927	-	-	$4,556(7)
CSP MultiComputer Division	2002	$130,000	-	-	$4,465(7)

Fernando DeLaville	2004	$110,000	$7,845	-	$3,300(7)
President, Scanalytics	2003	$110,000	-	-	$3,300(7)
	2002	$110,000	-		$4,735(7)

_______________________

(1) Consists of a $8,733 contribution by us to Mr. Lupinetti's 401(k) plan account and $55,630 for a split dollar life insurance policy for his benefit.

(2) Consists of a $7,388 contribution by us to Mr. Lupinetti's 401(k) plan account and $55,825 for a split dollar life insurance policy for his benefit.

(3) Consists of a $6,855 contribution by us to Mr. Lupinetti's 401(k) plan account and $56,035 for a split dollar life insurance policy for his benefit.

(4) Consists of a $5,293 contribution by us to Mr. Levine's 401(k) plan account and $30,730 for a split dollar life insurance policy for his benefit.

(5) Consists of a $4,750 contribution by us to Mr. Levine's 401(k) plan account and $30,770 for a split dollar life insurance policy for his benefit.

(6) Consists of a $4,624 contribution by us to Mr. Levine's 401(k) plan account and $31,800 for a split dollar life insurance policy for his benefit.

(7) Represents contributions by us to the officer's 401(k) plan account.

Option grants table. The following table sets forth certain information about stock options granted during the fiscal year ended September 30, 2004 by us to the executive officers named in the summary compensation table.

Option Grants in Last Fiscal Year

Name	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted	% of Total Options Granted Employees in Fiscal Year	Exercise Price (1)	ExpirationDate
					5%	10%
Bill Bent	2.000	23.0%	$5.25	11/04/13	$6,605	$16,734

____________________

(1) Stock options were granted at the fair market value of our common stock on the date of the grant. The stock options expire ten years from the date of grant. The options vest over a period of five years and do not vest until a year from the date of grant.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise.

Amounts reported in the last two columns above represent hypothetical values that may be realized upon exercise of the options immediately before the expiration of their term, assuming the specified compounded rates of appreciation of the price of our common stock over the term of the options. These numbers are calculated based on the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of the exercise of the option and the sale of the common stock, as well as the future performance of the common stock. The rates of appreciation assumed in this table may not be achieved and the officers may never receive the amounts reflected. This table does not take into account any change in the price of the common stock after the date of grant. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

Fiscal year-end option table. The following table sets forth certain information regarding stock options held as of September 30, 2004 by the executive officers named in the summary compensation table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Alexander R. Lupinetti	-	-	313,913	29,687	$650,907	$136,125
Gary W. Levine	-	-	24,374	1,000	$53,330	$3,230
William Bent	-	-	15,410	3,000	$35,712	$7,690
Fernando DeLaville	-	-	3,000	250	$12,423	$808

___________________

(1) Value is based on the last sales price of our common stock ($7.48) on September 30, 2004, the last day of fiscal 2004 on which a trade in the common stock was reported by the NASDAQ National Market, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, will depend on the value of the common stock on the date of sale of the shares.

Employment contracts and termination of employment and change-in-control arrangements

We have an employment agreement with Mr. Lupinetti dated September 12, 1996, pursuant to which he became one of our directors and our chief executive officer and president effective October 1, 1996. Under the terms of the agreement, Mr. Lupinetti's initial base salary was $200,000, which was increased to $300,000. He is also eligible to receive a bonus based on the attainment of certain financial objectives. Our compensation committee voted to increase Mr. Lupinetti's base salary to $315,000 on November 9, 2004. Mr. Lupinetti has received stock options annually since his initial employment, and he currently holds stock options to acquire 343,600 shares of our common stock. These options vest quarterly over a period of four years from date of grant. However, if we are acquired by way of a sale of substantially all of our assets or by merger, the options will fully vest at the time of such acquisition. We also provide Mr. Lupinetti with an automobile. Finally, in the event Mr. Lupinetti's employment is terminated by us other than for cause (as defined), he will be entitled to 12 months of severance pay at his then effective per month salary. This contract was amended on November 5, 2002 to add that if there is a change in control and Mr. Lupinetti's services are no long needed, he will receive 24 months of severance and health benefits for the severance period.

Compensation of directors

During fiscal 2004, each director who is not one of our employees received a quarterly fee of $2,500, a quarterly fee of $138 for each committee of the board of which he is a member and a fee of $550, plus expenses, for each meeting of the board that he attends. In addition, the chairman of the audit committee receives a $1,000 quarterly fee. On November 9, 2004, the quarterly fee was increased to $3,500 for service as a director.

Each non-employee director receives a grant of 200 restricted shares of our common stock annually as additional compensation. These shares cannot be sold for one year from the date of issuance. Each non-employee director also receives an annual non-discretionary grant of a non-statutory option on the last business day in January. On November 9, 2004, we increased the size of the grant from 1,000 to 2,000 options. These non-discretionary options have an exercise price per share equal to the fair market value of the common stock on the date of grant, are not exercisable until after six months following such date, have a term of three years and are fully vested after six months. In fiscal 2004, we granted options to purchase an aggregate of 21,961 shares of our common stock to our non-employee directors, each with an exercise price of $5.19 per share.

Compensation committee interlocks and insider participation

Messrs. Lyons, James and Hall served on our compensation committee during fiscal 2004. Persons serving on our compensation committee had no relationships with us other than their relationships to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of our board and their relationships to us as stockholders. No person serving on our compensation committee or on our board of directors is an executive officer of another entity for which one of our executive officers serves on the board of directors or on that entity's compensation committee.

Report of the Compensation Committee

Compensation policy

Our compensation policies are designed to pay executives an annual salary that is industry competitive and an annual bonus that is based both on our performance and on individual goals established for each of the executives for the fiscal year. We also utilize long term incentives based on stock options. Our committee reviews all three components annually in an effort to ensure that salaries remain competitive, bonuses reward performance and stock options provide continued incentive.

Salaries for executive officers are based on the duties and responsibilities of the position held by the executive compared with executive officers of other companies in our industry. We establish and review salaries annually. We also review various industry salary surveys in establishing each year's new compensation. Each executive has a performance review prepared by our chief executive officer. During this review, the officer's performance over the prior year is assessed and goals are established for the next year. This information is communicated to us and, based on this review and salary surveys we set the annual salary for the executive for the next year.

Executive officers and key management employees participate in the bonus plan. Payments under the plan are contingent on us meeting our sales and net earnings objectives for the fiscal year. Based on the extent to which we achieve those objectives, each participant other than the chief executive officer receives an executive bonus of up to 30%, and the chief executive officer receives up to 50%, of his regular annual salary if we meet the revenue and profit goals. If we exceed the sales and profit goals, the bonus percentage increases. Our committee reviews both the individual and company goals annually. In fiscal 2004, executive bonus were earned by Messrs. Levine, Lupinetti, Bent and DeLaville.

From time to time we grant stock options to some or all of our executives and key employees as a means of creating a long-term incentive and benefit. Such stock options are generally granted at the fair market value of shares of common stock on the date of grant. Thus, no benefit will accrue to the executive or key employee from the stock option grant until the common stock appreciates. This creates a long-term goal for appreciation of the common stock, which coincides with the interests of the stockholders.

Chief executive officer compensation

We have an employment agreement with Mr. Lupinetti dated September 12, 1996, under which Mr. Lupinetti became one of our directors and our chief executive officer and president effective October 1, 1996. Under the terms of Mr. Lupinetti's contract, if we are acquired by a way of sale of substantially all of our assets or by merger, all of his stock options will fully vest at the time of such acquisition. We also provide Mr. Lupinetti with an automobile. If Mr. Lupinetti's employment were to be terminated by us other than for cause (as defined), Mr. Lupinetti would be entitled to 12 months of severance pay at his then effective annual salary per month, and if there is a change in our control, Mr. Lupinetti would receive 24 months of severance pay.

Mr. Lupinetti participates in the executive bonus plan. Payments under the plan are contingent upon our meeting our sales and net earnings objective for the year. For fiscal year 2004, Mr. Lupinetti received a bonus of $436,300 due to our success in exceeding our sales and earnings targets. In addition, our committee acknowledged Mr. Lupinetti's leadership in driving the significant progress we had achieved through the implementation of his corporate strategy, which returned us to profitability after three difficult years. Our committee also noted that he had accomplished the following during fiscal 2004: (1) the successful integration of the acquisition of Technisource Hardware Inc., (2) the contract award of the E2C Hawkeye from Lockheed Martin, which is the largest order for the Systems group in over a decade, and (3) the continued cost and expense monitoring. The last three years have been a challenging period for the high tech industry, and the implementation of the strategies developed by Mr. Lupinetti over the past two years resulted in our successful repositioning. This was further evidenced by our ability to achieve profitability for the last three quarters of fiscal 2004.

We increased Mr. Lupinetti's base compensation for fiscal 2004 to $300,000. On November 9, 2004, our committee increased his base salary again to $315,000. Mr. Lupinetti has options to purchase 343,600 shares of our common stock as of September 30, 2004, all granted at the fair market value of our common stock on the date of the grant. Our committee granted Mr. Lupinetti options to purchase an additional 46,000 shares of our common stock at the fair market value effective December 31, 2004.

COMPENSATION COMMITTEE
J. David Lyons
C. Shelton James
Christopher J. Hall

Performance graph

The following performance graph compares the performance of our cumulative stockholder return with that of a broad market index (the Russell 2000 Index) and a published industry index (the NASDAQ Computer & Data Processing Index) for each of the most recent five fiscal years. The cumulative stockholder return for shares of our common stock and each of the indices is calculated assuming that $100 was invested on August 27, 1999. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plan information

The following table sets forth additional information as of September 30, 2004 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, indicating which plans were approved by our stockholders and which plans or arrangements were not submitted to the stockholders for approval.

The equity compensation plans approved by our stockholders are our 1991 Stock Option Plan, 1997 Stock Option Plan, 2003 Employee Stock Purchase Plan and 2003 Stock Incentive Plan. The equity compensation plan not approved by our stockholders is a stock option for employees of our subsidiary, MODCOMP, Inc. These stock options were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% a year starting one year from the date of grant.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans Approved by Security Holders:	435,456	$5.17	430,428 (1)
Equity compensation plans not approved by security holders:	75,000	$2.70	-
Total	510,456	$4.56	430,428

_______________________

(1) As of September 30, 2004, there were 232,752 shares of common stock reserved for issuance under the 2003 Employee Stock Purchase Plan.

Principal stockholders

The following table sets forth certain information as of January 14, 2005 regarding each person known by us to own beneficially more than 5% of our common stock, each of our directors and nominees for director, each of our executive officers named in the summary compensation table, and all of our directors and executive officers as a group.

Name	Shares Beneficially Owned (1)	Percent of Class (2)
Eliot Rose Asset Management, LLC and Gary Siperstein 10 Webosset Street, Suite 401 Providence, RI 02903	742,100 (3)	18.5%
Royce Advisory Corp. 1414 Avenue of the Americas New York, NY 10019	331,104(4)	8.0%
Daniel Zeff Daniel Zeff Holding Co. 50 California Street Suite 1500 San Francisco, CA 94111	313,238(5)	7.5%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue Santa Monica, CA 90401	222,865(6)	5.4%
Alexander R. Lupinetti (*)	328,868 (7)	7.9%
Christopher J. Hall	373,500 (8)	9.0%
C. Shelton James (*)	6,900 (9)	**
J. David Lyons	5,243 (10)	**
Robert M. Williams	5.220(11)	**
Gary W. Levine	30,058(12)	**
William Bent	16,544(13)	**
Fernando DeLaville	2,750(14)	**
All directors and executive officers as a group (8 persons)	768,943 (15)	18.5%

________________________

* Nominee for director

** Owns less than one percent

  Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this proxy statement

  Computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.
  Eliot Rose Asset Management, LLC and Gary S. Siperstein filed a joint report on Schedule 13D dated June 3, 2004 in which Elliot acts pursuant to a special arrangement as investment advisor to certain persons with respect to 742,100 shares of our common stock and has the right to receive or the power to direct the receipts of dividends from, or the power to direct receipt of dividends from or proceeds from the sale of, the common stock purchased or held pursuant to such arrangement. Gary S. Siperstein is deemed to be beneficial owner of the number of securities reflected in the Schedule 13D.
  Royce and Associates Inc. and Charles M. Royce furnished us with a joint report on Schedule 13G dated January 29, 2004, in which it states that Royce is a registered investment advisor and that Royce has sole voting and investment power with respect to 331,104 of these shares. The report also states that Mr. Charles M. Royce may be deemed to be a controlling person and as such may be deemed to own beneficially all of the shares covered by the report. Mr. Royce disclaims beneficial ownership of all such shares
  Daniel Zeff filed a Schedule 13G on January 5, 2005 in which it states that Daniel Zeff indirectly owns 313, 238 shares in his capacity as the sole manager and member of Holding Co, LLP which he serves as the general partner for Zeff Capital Partner I , LP.
  Dimensional Fund Advisors Inc., DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company furnished us with a joint report on Schedule 13G dated February 6, 2004, in which Dimensional has advised us that it is a registered investment advisor and that Dimensional has sole dispositive power with respect to 222,865 shares of our common stock and sole voting power with respect to 222,865 of those shares, and that persons who are officers of Dimensional are also officers of DFA Investment Dimensions Group and DFA Investment Trust (each an open-end investment company registered under The Investment Company Act of 1940).
  Includes 313,913 shares obtainable upon exercise of stock options.
  Includes 371,500 shares that Mr. Hall has sole voting and investment power with respect to. There are 22,200 shares owned by The Hemisphere Trust, a Belize company owned by Mr. Hall, and 349,300 shares are owned by Mr. Hall as an individual. Mr. Hall has 2,000 shares obtainable upon exercise of stock options.
  Includes 3,900 shares owned by Mr. James and 3,000 shares obtainable upon exercise of stock options.
  Includes 2,243 shares owned by Mr. Lyons and 3,000 shares obtainable upon exercise of stock options.
  Includes 2,220 shares owned by Mr. Williams and 3,000 shares obtainable upon exercise of stock options.
  Includes 24,374 shares obtainable upon exercise of stock options.
  Includes 15,410 shares obtainable upon exercise of stock options.
  Represents 2,750 shares obtainable upon exercise of stock options.
  Includes 367,447 shares obtainable upon exercise of stock options.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

Our board of directors, upon the recommendation of our audit committee, selected the firm KPMG LLP, to audit our financial statements for the past fiscal year. Effective as of the date of the annual meeting to which this proxy statement relates, responsibility for selecting our auditors passes to our audit committee, which has not yet selected our independent public accountant for the current fiscal year. Our audit committee has customarily selected the independent auditors at the first board meeting after the annual meeting of each year and expects to do so in 2005. A representative of KPMG is expected to be present at the annual meeting, will have the opportunity to make a statement if he or she wishes to do so, and will be available to respond to appropriate questions.

The following is a summary of the fees billed to us by Grant Thornton for services rendered prior to its dismissal and fees billed by KPMG since its engagement for professional services rendered for the fiscal years ended September 30, 2004 and September 30, 2003:

	Fiscal 2004 Fees	Fiscal 2003 Fees
Fee Category	KPMG	Grant Thornton
Audit Fees (1)	$757,793	$238,606
Audit-Related Fees (2)	$63,769	−
Tax Fees (3)	$13,388	$81,158
All Other Fees (4)	--	$46,800
Total Fees	$834,950	$366,564

Audit fees: Audit fees represent fees for professional services performed by our independent auditor for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees: Audit-related fees represent fees for assurance and related attestation services performed by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements.

Tax fees: Tax fees represent fees billed for professional services performed by our independent auditor with respect to corporate tax compliance, tax advice and tax planning.

All other fees: All other fees represent fees billed for products and services provided by our independent auditor, other than those disclosed above.

The audit committee considered and determined that the provision of non-audit services provided by KPMG and Grant Thornton is compatible with maintaining the auditors' independence.

Pre-approval policies and procedures

At present, our audit committee approves each engagement for audit and non-audit services before we engage KPMG to provide those services.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage KPMG to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by KPMG for 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By: /s/Gary W. Levine

Gary W. Levine

Chief Financial Officer,

and Clerk

Date: January 28, 2005

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander R. Lupinetti, certify that:

1. I have reviewed this annual report on Form 10-K of CSP Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: January 28, 2005

/s/ Alexander R. Lupinetti

------------------------------------

Alexander R. Lupinetti

Chief Executive Officer;

President and Chairman

EXHIBIT 31.2 CERTIFICATE

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Levine, certify that:

1. I have reviewed this annual report on Form 10-K of CSP Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: January 28, 2005

/s/ Gary W. Levine

------------------------------------

Gary W. Levine

Chief Financial Officer and

Vice President of Finance

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of CSP Inc. (the "Company") for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Chief Executive Officer, President and Chairman and Vice President of Finance, Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities

                   Exchange Act of 1934; and

            (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 28, 2005                                        By: /s/ Alexander R. Lupinetti
                                                                                   Chief Executive Officer,
                                                                                   President and Chairman

Date: January 28, 2005                                        By: /s/ Gary W. Levine
                                                                                   Vice President of Finance and
                                                                                   Chief Financial Officer