Form 10-Q
period 2004-12-31
CSP INC /MA/
filed 2005-02-22
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 16, 2005, the registrant had 3,591,399 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,415	$2,880
Short-term investments	8,214	10,015
Accounts receivable, net of allowances of $210 and $195	8,734	7,292
Inventories	4,045	3,611
Refundable income taxes	13	12
Deferred income taxes	—	—
Other current assets	1,477	866

Total current assets	24,898	24,676

Property, equipment and improvements, net	1,224	1,213

Other assets:
Long-term investments	174	174
Goodwill	2,996	2,996
Deferred income taxes	243	264
Cash surrender value life insurance	1,774	1,704
Other assets	86	86

Total other assets	5,273	5,224

Total assets	$31,395	$31,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	7,276	$8,185
Pension and retirement plans	343	368
Income taxes payable	848	700

Total current liabilities	8,467	9,253
Pension and retirement plans	8,211	7,717
Deferred income taxes	111	99
Other long-term liabilities	—	20

Total Liabilities	16,789	17,089
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,158 and 4,140 shares as of December 31, 2004 and September 30, 2004	42	41
Additional paid-in capital	11,504	11,405
Retained earnings	10,102	9,865
Accumulated other comprehensive loss	(4,183)	(4,428)

	17,465	16,883
Less treasury stock, at cost, 570 shares	(2,859)	(2,859)

Total shareholders’ equity	14,606	14,024

Total liabilities and shareholders’ equity	$31,395	$31,113

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2004	December 31, 2003
Sales:
Product	$11,211	$8,785
Services	3,162	3,015

Total sales	$14,373	$11,800

Cost of sales:
Product	8,367	7,123
Services	2,071	1,857

Total cost of sales	10,438	8,980

Gross profit	3,935	2,820

Operating expenses:
Engineering and development	823	689
Selling, general and administrative	2,669	2,347

Total operating expenses	3,492	3,036

Operating income (loss)	443	(216)

Other income (expense):
Foreign exchange gain (loss)	(43)	14
Other income, net	34	56

Total other income (expense), net	(9)	70

Income (loss) before income taxes	434	(146)
Provision for income taxes	197	82

Net income (loss)	$237	$(228)

Net income (loss) per share-basic	$0.07	$(0.06)

Weighted average shares outstanding-basic	3,576	3,555

Net income (loss) per share-diluted	$0.06	$(0.06)

Weighted average shares outstanding-diluted	3,860	3,555

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$237	$(228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149	120
(Gain) loss on foreign currency transactions	43	(14)
Non-cash changes in accounts receivable	12	66
Deferred income taxes	47	(278)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,197)	(325)
Increase in inventories	(397)	(533)
Decrease in refundable income taxes	—	761
Decrease (increase) in other current assets	(573)	303
Increase in cash surrender value life insurance	(70)	(58)
Decrease in other assets	—	28
Increase (decrease) in accounts payable and accrued expenses	(1,163)	655
Increase in pension and retirement plans	143	62
Increase (decrease) in income taxes payable	139	(162)
Decrease in other liabilities	(20)	—

Net cash provided by (used in) operating activities	(2,650)	397

Cash flows from investing activities:
Purchases of available-for-sale securities	(38)	(100)
Purchases of held-to-maturity securities	(1,490)	(780)
Sales of available-for-sale securities	17	36
Maturities of held-to-maturity securities	3,850	392
Purchases of property, equipment and improvements	(160)	(112)

Net cash provided by (used in) investing activities	2,179	(564)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	55	9
Proceeds from issuance of shares under employee stock purchase plan	44	34

Net cash provided by financing activities	99	43

Effects of exchange rate on cash	(93)	465

Net increase (decrease) in cash and cash equivalents	(465)	341
Cash and cash equivalents, beginning of period	2,880	3,129

Cash and cash equivalents, end of period	$2,415	$3,470

Supplementary cash flow information:
Cash paid for income taxes	$23	$156

Cash paid for interest	$28	$25

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

Organization and Business

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company’s wholly owned subsidiaries include MODCOMP, Inc. (“MODCOMP”), Scanalytics, Inc., and MultiComputer division.

1. Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), a revision of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective for annual and interim periods beginning after June 15, 2005. The adoption of SFAS 123R will require us to record compensation expense beginning in the fourth quarter of the current year for the unvested fair value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations. See the proforma disclosure in Note 6.

4. Reclassifications

Certain reclassifications were made to the 2004 financial statements to conform to the 2005 presentation.

5. Earnings Per Share of Common Stock

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
(Amounts in thousands, except per share data)	December 31, 2004	December 31, 2003
Net income (loss)	$237	$(228)

Weighted average number of shares outstanding – basic	3,576	3,555
Incremental shares from the assumed exercise of stock options	284	—

Weighted average number of shares outstanding – dilutive	3,860	3,555

Net income (loss) per share – basic	$0.07	$(0.06)

Net income (loss) per share – diluted	$0.06	$(0.06)

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three months ended December 31, 2003, due to our net loss, all of our outstanding options of 516,344 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three months ended December 31, 2004, options of 578,165 were included in the diluted net income per share calculation and 3,000 options were excluded.

6. Stock-Based Compensation

The Company accounts for its stock compensation under the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity.

The following table illustrates the pro forma effect on net income/ (loss) and net income/ (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123.

	For the Three Months Ended
	December 31, 2004	December 31, 2003
	(Amounts in thousands except per share)
Net income (loss)	$237	$(228)
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(56)	(36)

Pro forma net income (loss)	$181	$(264)

Income (loss) per share:
Basic, as reported	$0.07	$(0.06)

Diluted, as reported	$0.06	$(0.06)

Basic, pro forma	$0.05	$(0.07)

Diluted, pro forma	$0.05	$(0.07)

Weighted average shares outstanding – basic	3,576	3,555

Weighted average shares outstanding - diluted	3,860	3,555

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended
	December 31, 2004	December 31, 2003
Risk-free interest rate	3.63%	3.21%
Expected dividend yield	—	—
Expected volatility	49%	50%
Expected life (years)	5.0	5.0
Weighted average fair value of options granted during the period	$5.59	$4.66

7. Inventories

Inventories consist of the following:

	December 31, 2004	September 30, 2004
	(Amounts in thousands)
Raw materials	$2,073	$1,421
Work-in-process	627	737
Finished goods	1,345	1,453

Total	$4,045	$3,611

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended December 31,
	2004	2003
	(Amounts in thousands)
Net income (loss)	$237	$(228)
Unrealized gain on available-for-sale securities	18	30
Effect of foreign currency translation	227	131

Comprehensive income (loss)	$482	$(67)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31, 2004	September 30, 2004
	(Amounts in thousands)
Unrealized gain on available-for-sale securities	$47	$29
Cumulative Effect of Foreign currency translation	(1,361)	(1,588)
Additional minimum pension liability	(2,869)	(2,869)

Accumulated Comprehensive income (loss)	$(4,183)	$(4,428)

9. Pension and Retirement Plans

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and foreign plans are as follows:

	For the Three Months Ended December 31
	Foreign	2004 U.S.	Total	Foreign	2003 U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$23	$2	$25	$21	$17	$38
Interest cost	157	38	195	49	23	72
Expected return on plan assets	(92)	—	(92)	—	—	—
Amortization of:
Prior service costs/(gains)	40	15	55	1	—	1
Net transition asset	(31)	—	(31)	—	—	—

Net periodic benefit cost	$97	$55	$152	$71	$40	$111

Post Retirement:
Service cost	$—	$13	$13	$—	$13	$13
Interest cost	—	7	7	—	2	2
Expected return on plan assets	—	—	—	—	—	—
Amortization of:	—	—	—	—	—	—
Prior service costs/(gains)	—	19	19	—	—	—
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$39	$39	$—	$15	$15

The Company contributions were $60,000 and $37,000 for three month period ended December 31, 2004 and 2003.

10. Segment and Geographical Information

The following table presents certain operating segment information.

	Systems	Service and system integration	E-business Software	Other Software	Consolidated Total
	(Amounts in thousands)
Quarter Ended December 31, 2004
Sales:
Product	$2,528	$8,360	$42	$281	$11,211
Service	244	2,602	316	—	3,162
Total sales	2,772	10,962	358	281	14,373
Profit (loss) from operations	581	117	(193)	(62)	443
Assets	10,965	21,129	690	505	33,289
Capital expenditures	89	67	2	2	160
Depreciation and amortization	57	87	3	2	149

Quarter Ended December 31, 2003
Sales:
Product	$684	$7,724	$79	$298	$8,785
Service	344	2,451	215	5	3,015
Total sales	1,028	10,175	294	303	11,800
Profit (loss) from operations	(134)	175	(144)	(113)	(216)
Assets	9,399	17,125	495	517	27,536
Capital expenditures	85	26	1	—	112
Depreciation and amortization	44	71	2	3	120

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the corporate level that benefit the segments are allocated to each segment based upon their relative sales levels.

All intercompany transactions have been eliminated.

Assets include deferred income tax assets and other financial instruments owned by the Company. Capital expenditures common to more than one segment are allocated on a sales basis.

For the three months ended December 31, 2004 and 2003, the Company had sales to one customer (E-Plus, a Service and system integration customer) which accounted for approximately $3.1 million (22%) and $3.2 million (27%) of consolidated sales, respectively. No other customers had sales in excess of 10% of consolidated sales for the three months ended December 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on form 10-Q contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Such statements are generally identified by the use of forward-looking words and phrases, such as “intended,” “expects,” “anticipates” and “is (or are) expected (or anticipated).” Actual results may differ materially from those discussed in such forward-looking statements, and our stockholders should carefully review the cautionary statements set forth in this form 10-Q, including those set forth under the caption “Risk Factors That May Affect Future Results”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. In response to competitive pressures or new product introductions, we may take certain pricing or marketing actions that could adversely affect our operating results. In addition, changes in our products and services mix may cause fluctuations in our gross margin. Due to the potential quarterly fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily an indicator of future performance.

Markets for our products and services are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect our business and operating results. Our success will depend on our ability to enhance our existing products and services and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect our business and operating results.

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

Revenue recognition

Our revenues are primarily generated from the sale of IT solutions and image processing software, third-party products, network management and storage systems integration services and high-performance cluster computer systems. In accordance with generally accepted accounting principles in the United States and when all other revenue recognition criteria have been met, we recognize revenue as follows (organized by operating segment):

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

We also offer training, maintenance agreements and support services. We have established fair value on our training, maintenance and support services based on separate sales of these elements at prices stated in our standard price lists. These prices are not discounted. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically three to twelve months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided. Revenue on training is recognized when the training is completed.

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

As a result, we recognize revenue on all elements, except for the support services, when all the products and services included in these elements have been delivered, customer acceptance has been ascertained, if and when applicable, and all other revenue recognition criteria have been meet. Revenue for the support services is recognized over the term of the contract, typically three to twelve months.

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

We have established vendor-specific evidence of fair value on our maintenance support and service support elements, however we have not established vendor-specific evidence of fair value on our third-party hardware, licensed software and consulting integration services.

Service support is available to customers who have not entered into a maintenance support agreement, and this service is billed on a time and material basis at our standard prices. These rates are not discounted and are provided on an as-needed basis.

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

We have not established vendor specific evidence of fair value on our third party hardware, licensed software and consulting integration services and they are recognized on a combined basis pursuant to accounting literature noted above. We have established vendor specific evidence of fair value on our maintenance support and service support elements.

Maintenance support is priced based on prices charged in separate sales to customers at prices established and published in our standard price list depending on the size of the project and the type of support requested. Renewal rates are specified in the contracts and are consistent with the initial rates. These rates will only change as a result of (i) a standard price index increase, and/or (ii) additional customization services provided (this adjustment is based on the price list renewal rate on the additional services provided). In addition, maintenance support is never discounted.

Service support is available to customers who have not entered into a maintenance support agreement and this service is billed on a time and material basis at our standard prices. These rates are never discounted and are provided on an as needed basis.

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

Other Software Revenue

Our Other software segment sells shrink-wrapped and packaged software products. On occasion, these products are bundled with third-party hardware and installations. For all software product sales, we provide telephone support under the software agreements. We recognize software revenue when the software product, and if applicable, the hardware product and installation, has been delivered and accepted by the customer. Our revenue recognition policy follows Statement of Position 97-2 (“SOP 97-2”) paragraph 59. SOP 97-2 paragraph 59 states that post customer support revenue may be recognized together with the initial fee, on delivery of the software, if all of the following conditions are met:

•	The post customer support fee is included with the initial fee;

•	The post customer support included is for one year or less;

•	The estimated cost of providing post customer support during the arrangement is insignificant; and

•	Unspecified upgrades/enhancements offered during the post customer support arrangement historically have been and are expected to continue to be minimal and infrequent.

We generally recognize revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to customization or implementation remain, the fee is fixed or determinable, and collectibility is probable. If collectibility is not considered probable, revenue is recognized when cash is collected.

Valuation Allowances

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance for the entire balance of deferred tax assets in the U.S. and U.K. as it is more likely than not they will not be realized due to our being in a cumulative loss position. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on our lack of income in the U.S. and U.K. over several years and lack of significant orders, we established a valuation allowance for the entire deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or NOLs expire, management believes it is more likely than not, that we will not realize the benefits of these deductible differences.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Risk Factors That May Affect Future Results”. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond our control. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. If we are awarded a significant contract our projections will be impacted and we may reverse the valuation allowance against the deferred tax asset.

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

Goodwill Impairment

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At December 31, 2004 and 2003, we had $2,996,000 in Goodwill. We had no impairment charge during the year ended September 30, 2004, but we did have an impairment charge of $365,000 recorded during the year ended September 30, 2003. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Pension and Retirement Plans

In the United Kingdom and Germany, we provide defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., we also provide benefits through supplementary retirement plans to employees. These supplemental plans are funded from cash surrender values from life insurance policies. The plan assumptions in the U.S. include a discount rate of 6% and the plan assumptions in the U.K. and Germany include a discount rate of 5.5%. In addition, in the U.S., we provide for officer death benefits through the post-retirement plans to certain officers. In calculation of the deferred compensation and retirement plans net liabilities, we make assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. We fund the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Results of Operations

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2004 and 2003:

	December 31, 2004	% of sales	December 31, 2003	% of sales
Sales	$14,373	100%	$11,800	100%
Costs and expenses:
Cost of sales	10,438	73%	8,980	76%
Engineering and development	823	6%	689	6%
Selling, general and administrative	2,669	19%	2,347	20%

Total costs and expenses	13,930	97%	12,016	102%

Operating income (loss)	443	3%	(216)	(2)%
Other income	(9)	(—)%	70	1%

Income (loss) before income taxes	434	3%	(146)	(1)%
Provision (benefit) for income taxes	197	1%	82	1%

Net income (loss)	$237	2%	$(228)	(2)%

For the three months ended December 31, 2004, sales increased to $14.4 million, compared to $11.8 million for the three months ended December 31, 2003. Net income for the three months ended December 31, 2004 was $0.2 million or $0.06 per share – diluted compared with a net loss of $(0.2) million or $(0.06) per share - diluted for the three months ended December 31, 2003.

Sales

The following table details our sales by operating segment for the three month periods ended December 31, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase	% Increase
	(Amounts in thousands)
Operating Segment:
Systems	$2,772	19%	$1,028	9%	$1,744	170%
Service and system integration	10,962	76%	10,175	86%	787	8%
E-business software	358	3%	294	2%	64	22%
Other Software	281	2%	303	3%	(22)	(7)%

Total	$14,373	100%	$11,800	100%	$2,573	22%

The Systems segment revenue increased by $1.7 million primarily due to sales to a defense contractor for an unspecified program which represented 47% of the segment sales for the quarter ended December 31, 2004. The program represented 94% of the sales increase in the quarter ended December 31, 2004 compared to the same period of the prior year. We expect there to be approximately $1.0 million additional sales from this program that will be shipped in our second and third quarter of fiscal 2005. The Service and system integration segment sales increased by 8% primarily due to an increase of 20% in sales by our German subsidiary. The largest portion of the increase was for the sale of third-party products.

Our sales by geographic area, based on the location of where the products were shipped or services rendered, are as follows:

	For the Three Months Ended December 31,
	2004	%	2003	%	$ Increase	% Increase
	(Amounts in thousands)
North America	$6,864	48%	$6,305	53%	$559	9%
Europe	6,791	47%	5,293	45%	1,498	28%
Asia	718	5%	202	2%	516	255%

Totals	$14,373	100%	$11,800	100%	$2,573	22%

The North America sales increase was due to the Systems segment sales growth which was offset by a decline in Service and system integration sales of approximately 12% and a decline in revenue from maintenance contracts for legacy MODCOMP classic systems of approximately 14%. The European sales increase was due to the increase in Service and systems integration revenue in Germany and the U.K. Sales in Asia were from the Systems segment.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the quarters ended December 31, 2004 and 2003:

	Systems	Service and system integration	E-business Software	Other Software	Total
	(Amounts in thousands)
2004
Sales	$2,772	$10,962	$358	$281	$14,373
Cost of sales	1,184	9,028	161	65	10,438

Gross margin $	1,588	1,934	197	216	3,935
Gross margin %	57%	18%	55%	77%	27%

2003
Sales	$1,028	$10,175	$294	$303	$11,800
Cost of sales	503	8,321	82	74	8,980

Gross margin $	525	1,854	212	229	2,820
Gross margin %	51%	18%	72%	76%	24%

Increase (decrease)
Sales - $ Increase (decrease)	$1,744	$787	$64	$(22)	$2,573
% Increase (decrease)	170%	8%	22%	(7)%	22%

Cost of sales - $ Increase (decrease)	$681	$707	$79	$(9)	$1,458
% Increase (decrease)	135%	9%	96%	(12)%	16%

Gross margin - $ Increase (decrease)	$1,063	$80	$(15)	$(13)	$1,115
Gross margin % - Increase (decrease)	6%	—%	(17)%	(1)%	3%

Cost of sales as a percentage of sales was 73% for the three months ended December 31, 2004, a decrease of 3% from 76% during the same period of the prior fiscal year. The decrease was due to the change in product mix with the increase in the Systems segment sales which have lower cost of sales as a percentage of sales than the Service and system integration segment.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the quarters ended December 31, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$515	63%	$318	46%	$197	62%
Service and system integration	72	9%	86	13%	(14)	(16)%
E-business software	141	17%	161	23%	(20)	(12)%
Other Software	95	11%	124	18%	(29)	(23)%

Total	$823	100%	$689	100%	$134	19%

The increase in engineering and development expense was primarily due to the hiring of three new employees in the Systems segment. In addition, there was an increase in outside consulting services in the Systems segment. The decrease in expenses in the other segments was due primarily to a reduction in the engineering and labor expense related to the redeployment of resources to activities primarily classified as cost of sales.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the quarters ended December 31, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$492	18%	$341	15%	$151	44%
Service and system integration	1,745	66%	1,593	68%	152	10%
E-business software	250	9%	195	8%	55	28%
Other Software	182	7%	218	9%	(36)	(17)%

Total	$2,669	100%	$2,347	100%	$322	14%

Selling, general and administrative expense increased by $0.3 million mainly due to increased audit, legal, outside consultants and advisors fees related to new regulatory requirements created by the Sarbanes-Oxley Act of 2002, all of which were offset by some of the benefits of the cost cutting and containment programs. The increase in this expense represented approximately $0.4 million.

Other Income/Expenses

The following table details our other income/expenses for quarters ended December 31, 2004 and 2003:

	2004	2003	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(28)	$(27)	$(1)
Interest income	52	41	11
Dividend income	2	1	1
Foreign exchange gain (loss)	(43)	14	(57)
Other income (expense), net	8	41	(33)

Total other income (expense), net	$(9)	$70	$79

We had a foreign exchange loss related to the cash in U.S. dollars that the U.K. subsidiary has in its account. We have taken steps to convert the balance to local currency.

Income Taxes

We recorded a provision for income tax expense of $0.2 million for the three months ended December 31, 2004 compared to $0.1 million for the three months ended December 31, 2003. The tax expense in the quarters ended December 31, 2004 and 2003 is primarily due to the income generated by our foreign subsidiary in Germany. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of SFAS No. 109 (SFAS 109), “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the U.K. Our U.S. tax expense for fiscal year 2004 has been reduced by decreasing our valuation allowance, thus reducing our recorded U.S. tax expense.

We recorded a valuation allowance for the deferred tax assets for our U.S. and U.K. operations due to the continued losses sustained over the last three years. Management believes that it is more likely than not the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by $2.3 million to $10.6 million as of December 31, 2004, as compared to $12.9 million as of September 30, 2004. In the three month period ended December 31, 2004, we used approximately $2.7 million of cash in operating activities, compared to $0.4 million provided by operating activities in the same period of the prior fiscal year. The significant change in net cash used in operating activities was primarily due to net income of $0.2 million versus a net loss of $(0.2) million for the prior comparable period and to the increase in accounts receivable and inventory which was offset by increases in accounts payable and accrued expenses, pension and retirement plans, and income tax payable. The increase in accounts receivable was due to the increase in sales revenue. The increase in inventory was due to longer lead times to procure critical parts and the need to meet the requirements of our customers.

Approximately $2.2 million of net cash was provided by investing activities for the three months ended December 31, 2004 compared to ($0.6) million used in investing activities during the prior comparable quarter. During the three month period ended December 31, 2004, our investing activities consisted of purchases, sales and maturities of marketable securities providing net cash of $2.3 million from the net sales of investments and the use of $(0.2) million for the purchases of property equipment and improvements. The increase in net cash provided by investing activities was used to cover the increase in accounts receivable and purchases of inventory.

Financing activities generated approximately $0.1 million of cash during the three month period ended December 31, 2004. This cash was provided from the proceeds of stock issued from the exercise of stock options and from the issuance of shares under our employee stock purchase plan.

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

The following is a schedule of our contractual obligations at December 31, 2004:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$1,601	$1,064	$327	$90	$120
Retirement Obligations	8,554	578	1,115	1,227	5,634

	$10,155	$1,642	$1,442	$1,317	$5,754

Based on our current plans and business conditions management believes that our available cash and cash generated from operations and investments will be sufficient to provide for our working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended December 31, 2004 and 2003. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Risk Factors That May Affect Future Results

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. E-Plus, a wireless telecommunications company in Germany, accounted for 22% and 27% of sales in the three month periods ended December 31, 2004 and 2003 respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 19% and 8% of our revenues and 98%, and 87% of the Systems segment sales for the three months ended December 31, 2004 and 2003, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

Slowdown in the Economy Can Affect our Revenue and Profitability

Our business was negatively impacted by the slowdown in the economies of the United States, Europe and elsewhere that began during fiscal years 2002 and continued through 2003. The uncertainty regarding the growth rate of the worldwide economies had caused companies to reduce capital investment and this may cause further reduction of such investments. These reductions have been particularly severe in the electronics and technology industries. We have experienced good growth in all lines of our business in first three months of fiscal 2005 but we cannot predict if this trend will continue.

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

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom as well as Motorola for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Motorola was to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers; thereby adversely affecting our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or the inability to procure these components from alternate sources on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of our products, which could have a material adverse effect on our business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect our financial performance since we may not be able to adjust product pricing to reflect the increase in component costs. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established subsidiaries in the United Kingdom and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 52% and 47% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

We Need to Maintain our Research and Development Effort to Meet the Needs of our Customers

Our industry is characterized by the need for continued investment in research and development. If we failed to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended December 31, 2004.

Item 4. Controls and Procedures

During the first quarter of our current fiscal year, in the course of auditing the Company’s fiscal 2004 financial statements, the Company’s independent auditors, KPMG LLP, advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: The Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the non-routine accounting matters, and manage the increased financial reporting complexities resulting from the acquisition of Technisource and the associated integration activities.

On December 28, 2004, we filed a Form 12b-25 Notification of Late Filing with respect to our Annual Report on Form 10-K for the Year Ended September 30, 2004. Although we believed that we could complete the Annual Report by the extended due date, January 13, 2005, we were unable to do so, and filed the Annual Report on January 21, 2005. The failure to file our Annual Report on a timely basis may be deemed to reflect a deficiency in internal control that is directly related to the lack of staffing in our finance group, as noted above. On February 14, 2005, we filed a Form 12b-25 Notification of Late Filing with respect to this Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2004. Our failure to timely file our Quarterly Report raises the same issue concerning the adequacy of our staffing levels.

Our chief executive officer, chief financial officer, and other members of our senior management team believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses did not lead to material misstatements in the Company’s consolidated financial statements. We recognize the need to improve and enhance our internal control and financial reporting system, and management with the approval of the Audit Committee has accordingly authorized the hiring of experienced, qualified personnel to address the understaffing of the finance group. Moreover, if greater or additional resources are needed to meet the requirements necessary to handle the complexities of our operations, they have stated that they will authorize the hiring of additional personnel as well.

The Company has interviewed a number of candidates for the positions and expects to hire two individuals in the near future.

Taking into account the measures noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of December 31, 2004 (the end of this period covered by this report), were not fully effective and that the lack of adequate staffing in our finance group resulted in our inability to timely file both our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

During the first quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 22, 2005	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: February 22, 2005	By:	/s/ GARY W. LEVINE
Gary W. Levine
V.P. of Finance and
Chief Financial Officer

Exhibit Index

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