Form 10-Q
period 2005-03-31
CSP INC /MA/
filed 2005-05-16
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005.

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

As of May 13, 2005, the registrant had 3,658,399 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,532	$2,880
Short-term investments	6,598	10,015
Accounts receivable, net of allowances of $143 and $195 as of March 31, 2005 and September 30, 2004	5,654	7,292
Inventories	4,048	3,611
Refundable income taxes	25	12
Other current assets	1,306	866

Total current assets	26,163	24,676

Property, equipment and improvements, net	1,157	1,213

Other assets:
Long-term investments	695	174
Goodwill	2,996	2,996
Deferred income taxes	170	264
Cash surrender value life insurance	1,774	1,704
Other assets	139	86

Total other assets	5,774	5,224

Total assets	$33,094	$31,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,092	$8,185
Pension and retirement plans	389	368
Income taxes payable	991	700

Total current liabilities	9,472	9,253
Pension and retirement plans	8,224	7,717
Deferred income taxes	129	99
Other long-term liabilities	—	20

Total Liabilities	17,825	17,089
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,160 and 4,140 shares as of March 31, 2005 and September 30, 2004	42	41
Additional paid-in capital	11,509	11,405
Retained earnings	10,852	9,865
Accumulated other comprehensive loss	(4,275)	(4,428)

	18,128	16,883
Less treasury stock, at cost, 570 shares	(2,859)	(2,859)

Total shareholders’ equity	15,269	14,024

Total liabilities and shareholders’ equity	$33,094	$31,113

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Sales:
Product	$15,622	$9,123	$26,834	$17,908
Services	3,339	3,043	6,501	6,058

Total sales	18,961	12,166	33,335	23,966

Cost of sales:
Product	11,657	6,470	20,024	13,593
Services	2,371	2,130	4,462	3,986

Total cost of sales	14,028	8,600	24,486	17,579

Gross profit	4,933	3,566	8,849	6,387

Operating expenses:
Engineering and development	789	661	1,653	1,351
Selling, general and administrative	3,228	2,455	5,836	4,802

Total operating expenses	4,017	3,116	7,489	6,153

Operating income	916	450	1,360	234

Other income
Foreign exchange gain (loss)	15	(12)	(28)	(14)
Other income net	75	49	109	121

Total other income, net	90	37	81	107

Income before income taxes	1,006	487	1,441	341
Provision for income taxes	256	9	454	91

Net income	$750	$478	$987	$250

Net income per share – basic	$0.21	$0.13	$0.28	$0.07

Weighted average shares outstanding-basic	3,591	3,558	3,584	3,556

Net income per share-diluted	$0.20	$0.13	$0.26	$0.07

Weighted average shares outstanding-diluted	3,814	3,673	3,811	3,667

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$987	$250
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	302	264
Loss on disposal of property, net	7	2
Loss on foreign currency transactions	28	14
Non-cash changes in accounts receivable	(49)	(14)
Deferred income taxes	135	(247)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	1,852	(1,353)
Increase in inventories	(414)	(563)
(Increase) decrease in refundable income taxes	(13)	781
(Increase) decrease in other current assets	(417)	288
Increase in cash surrender value life insurance	(70)	(58)
(Increase) decrease in other assets	(53)	29
Increase (decrease) in accounts payable and accrued expenses	(254)	385
Increase (decrease) in pension and retirement plans	288	(34)
Increase (decrease) in income taxes payable	285	(129)
Decrease in other liabilities	(20)	—

Net cash provided by (used for) operating activities	2,594	(385)

Cash flows from investing activities:
Purchases of available-for-sale securities	(45)	(125)
Purchases of held-to-maturity securities	(3,439)	(1,174)
Sales of available-for-sale securities	45	49
Maturities of held-to-maturity securities	6,638	1,847
Proceeds from sale of property, net of expenses	—	3
Purchases of property, equipment and improvements	(252)	(397)

Net cash provided by investing activities	2,947	203

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	61	21
Proceeds from issuance of shares under employee stock purchase plan	44	34

Net cash provided by financing activities	105	55

Effects of exchange rate on cash	6	453

Net increase in cash and cash equivalents	5,652	326
Cash and cash equivalents, beginning of period	2,880	3,129

Cash and cash equivalents, end of period	$8,532	$3,455

Supplementary cash flow information:
Cash paid for income taxes	$37	$162

Cash paid for interest	$106	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

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

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company’s subsidiaries.

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

3. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for revised SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of October 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides additional guidance to stock option expensing provisions under SFAS No. 123R. This additional guidance will be considered in establishing assumptions to value newly granted stock options under SFAS No. 123R. We are in the process of evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations. See the pro forma disclosure in Note. 6.

4. Reclassifications

Certain amounts for prior periods in the accompanying unaudited consolidated financial statements have been reclassified to conform to current period presentations.

5. Earnings Per Share of Common Stock

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the assumed weighted average number of common shares outstanding.

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the three months ended		For the six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
(Amounts in thousands, except per share data)
Net income	$750	$478	$987	$250

Weighted average number of shares outstanding – basic	3,591	3,558	3,584	3,556
Incremental shares from the assumed exercise of stock options	223	115	227	111

Weighted average number of shares outstanding – dilutive	3,814	3,673	3,811	3,667

Net income per share – basic	$0.21	$0.13	$0.28	$0.07

Net income per share – diluted	$0.20	$0.13	$0.26	$0.07

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and six months ended March 31, 2005 and 2004, options of 504,278 and 381,062 were included in the diluted net income per share calculation and 84,500 and 129,210 options were excluded.

6. Stock-Based Compensation

The Company accounts for its stock compensation under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the three months ended		For the six months ended
(Amounts in thousands, except per share data)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income	$750	$478	$987	$250

Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(58)	(37)	(116)	(73)

Pro forma net income	$692	$441	$871	$177

Income per share:
Basic, as reported	$0.21	$0.13	$0.28	$0.07

Diluted, as reported	$0.20	$0.13	$0.26	$0.07

Basic, pro forma	$0.19	$0.12	$0.24	$0.05

Diluted, pro forma	$0.18	$0.12	$0.23	$0.05

Weighted average shares outstanding – basic	3,591	3,558	3,584	3,556

Weighted average shares outstanding – diluted	3,814	3,673	3,811	3,667

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Risk-free interest rate	2.72%	2.57%	3.50%	2.84%
Expected dividend yield	—	—	—	—
Expected volatility	48.44%	48.90%	48.44%	48.90%
Expected life (years)	5	5	5	5
Weighted average fair value of options granted during the period	$7.60	$6.14	$9.70	$6.70

7. Inventories

Inventories consist of the following:

	March 31, 2005	September 30, 2004
	(Amounts in thousands)
Raw materials	$1,066	$1,421
Work-in-process	753	737
Finished goods	2,229	1,453

Total	$4,048	$3,611

8. Comprehensive Income

The components of comprehensive income are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income	$750	$478	$987	$250
Unrealized gain on available-for-sale securities	19	3	37	33
Effect of foreign currency translation	(111)	(119)	116	12

Comprehensive income	$658	$362	$1,140	$295

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

(Amounts in thousands)	March 31, 2005	September 30, 2004
Unrealized gain on available-for-sale securities	$66	$29
Cumulative Effect of Foreign currency translation	(1,472)	(1,588)
Additional minimum pension liability	(2,869)	(2,869)

Accumulated Comprehensive income (loss)	$(4,275)	$(4,428)

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and foreign plans are as follows:

	For the Three Months Ended March 31
	Foreign	2005 U.S.	Total	Foreign	2004 U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$23	$2	$25	$28	$17	$45
Interest cost	158	38	196	153	23	176
Expected return on plan assets	(93)	—	(93)	(84)	—	(84)
Amortization of:
Prior service costs/(gains)	40	15	55	43	—	43
Net transition asset	(31)	—	(31)	(29)	—	(29)

Net periodic benefit cost	$97	$55	$152	$111	$40	$151

Post Retirement:
Service cost	$—	$13	$13	$—	$14	$14
Interest cost	—	7	7	—	2	2
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Net transition asset	—	19	19	—	—	—

Net periodic benefit cost	$—	$39	$39	$—	$16	$16

	For the Six Months Ended March 31
	Foreign	2005 U.S.	Total	Foreign	2004 U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$46	$4	$50	$56	$34	$90
Interest cost	316	74	$390	311	46	357
Expected return on plan assets	(184)	—	(184)	(173)	—	(173)
Amortization of:
Prior service costs/(gains)	80	30	110	85	—	85
Net transition asset	(62)	—	(62)	(59)	—	(59)

Net periodic benefit cost	$196	$108	$304	$220	$80	$300

Post Retirement:
Service cost	$—	$26	$26	$—	$28	$28
Interest cost	—	14	14	—	4	4
Expected return on plan assets	—	—	—	—	—	—
Amortization of:						—
Prior service costs/(gains)	—	—	—	—	—	—
Net transition asset	—	38	38	—	—	—

Net periodic benefit cost	$—	$78	$78	$—	$32	$32

There were no Company contributions for the three and six months ended March 31, 2005 and 2004.

10. Segment and Geographical Information

Summarized financial information of the Company’s operations by operating segment is as follows:

	Systems	Service and system integration	E-business Software	Other Software	Total
	(Amounts in thousands)
Quarter Ended March 31, 2005
Sales:
Product	$3,003	$12,378	$2	$239	$15,622
Service	62	3,018	258	1	3,339

Total sales	3,065	15,396	260	240	18,961
Profit (loss) from operations	941	(63)	67	(29)	916
Assets	10,814	21,281	498	501	33,094
Capital expenditures	17	63	1	11	92
Depreciation and amortization	57	92	1	3	153

Quarter Ended March 31, 2004
Sales:
Product	$1,912	$6,727	$3	$481	$9,123
Service	243	2,435	345	20	3,043

Total sales	2,155	9,162	348	501	12,166
Profit (loss) from operations	516	86	(180)	28	450
Assets	9,736	17,045	566	579	27,926
Capital expenditures	83	191	6	5	285
Depreciation and amortization	46	92	3	3	144

Six Months Ended March 31, 2005
Sales:
Product	$5,531	$20,739	$44	$520	$26,834
Service	306	5,620	574	1	6,501

Total sales	5,837	26,359	618	521	33,335
Profit (loss) from operations	1,522	54	(126)	(90)	1,360
Assets	10,814	21,281	498	501	33,094
Capital expenditures	106	130	3	13	252
Depreciation and amortization	114	179	4	5	302

Six Months Ended March 31, 2004
Sales:
Product	$2,596	$14,451	$82	$779	$17,908
Service	587	4,886	560	25	6,058

Total sales	3,183	19,337	642	804	23,966
Profit (loss) from operations	382	261	(324)	(85)	234
Assets	9,736	17,045	566	579	27,926
Capital expenditures	168	217	7	5	397
Depreciation and amortization	90	163	5	6	264

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. In calculating profit (loss) from operations for individual operating segments, sales and administrative expenses incurred at the corporate level that benefit the segments are allocated to each segment based upon their relative sales levels.

All intercompany transactions have been eliminated.

Assets, including deferred income tax assets and other financial instruments owned by the Company, common to more than one segment are allocated on a sales basis. Capital expenditures common to more than one segment are allocated on a sales basis.

For the six months ended March 31, 2005 and 2004, the Company had sales to two customers Atos Origin GmbH (a Service and system integration customer, which effective in January 2005 became the primary system integrator for E-Plus) which accounted for approximately $4.0 million (12%) and $0.0 million of consolidated sales for the six month periods ended March 31, 2005 and 2004 and E-Plus (a Service and system integration customer) which accounted for $3.2 million (10%) and $5.1 million (21%) of consolidated sales for the six month periods ended March 31, 2005 and 2004, respectively. No other customers had sales in excess of 10% of consolidated sales for the six months ended March 31, 2005 and 2004, respectively.

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

We have established vendor-specific evidence of fair value on our maintenance support and service support elements.

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

Goodwill Impairment

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At March 31, 2005 and 2004, we had $2,779,000 in Goodwill. We had no impairment charge during the year ended September 30, 2004, but we did have an impairment charge of $365,000 recorded during the year ended September 30, 2003. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

Pension and Retirement Plans

In the United Kingdom and Germany, we provide defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., we also provide benefits through supplementary retirement plans to employees. These supplemental plans are funded from cash surrender values from life insurance policies. The plan assumptions in the U.S. include a discount rate of 6.0% and the plan assumptions in the U.K. and Germany include a discount rate of 5.0%. In addition, in the U.S., we provide for officer death benefits through the post-retirement plans to certain officers. In calculation of the deferred compensation and retirement plans net liabilities, we make assumptions regarding expected discount rates, rates of return on assets and compensation increase rates. If activities differ from the assumptions, deferred compensation and retirement plans net liabilities may require significant adjustments. We fund the pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Results of Operations

The following table details our results of operations in dollars and as a percentage of sales for the three and six months ended March 31, 2005 and 2004:

	March 31, 2005	% of sales	March 31, 2004	% of sales	March 31, 2005	% of sales	March 31, 2004	% of sales
Sales	$18,961	100%	$12,166	100%	$33,335	100%	$23,966	100%
Costs and expenses:
Cost of sales	14,028	74%	8,600	71%	24,486	74%	17,579	73%
Engineering and development	789	4%	661	5%	1,653	5%	1,351	6%
Selling, general and administrative	3,228	17%	2,455	20%	5,836	17%	4,802	20%

Total costs and expenses	18,045	95%	11,716	96%	31,975	96%	23,732	99%

Operating income	916	5%	450	4%	1,360	4%	234	1%
Other income	90	—%	37	—%	81	—%	107	—%

Income before income taxes	1,006	5%	487	4%	1,441	4%	341	1%
Provision for income taxes	256	1%	9	—%	454	1%	91	—%

Net income	$750	4%	$478	4%	$987	3%	$250	1%

Sales

The following table details our sales by operating segment for the three and six month periods ended March 31, 2005 and 2004:

By Operating Segment:	March 31, 2005	% of Total	March 31, 2004	% of Total	$ Increase	% Increase
		(Amounts in thousands)
For the Three Months Ended:
Systems	$3,065	16%	$2,155	18%	$910	42%
Service and system integration	15,397	81%	9,162	75%	6,235	68%
E-business software	259	2%	348	3%	(89)	(25)%
Other software	240	1%	501	4%	(261)	(52)%

Total	$18,961	100%	$12,166	100%	$6,795	56%

For the Six Months Ended:
Systems	$5,837	17%	$3,183	13%	$2,654	83%
Service and system integration	26,359	79%	19,337	81%	7,022	36%
E-business software	618	2%	642	3%	(24)	(4%)
Other software	521	2%	804	3%	(283)	(35)%

Total	$33,335	100%	$23,966	100%	$9,369	39%

The Systems segment revenue increased by $0.9 million (42%) and $2.7 million (83%) for the three and six months ended March 31, 2005, respectively. This increase was primarily due to sales to defense contractors for two programs, one in the U.S., which represented 4% and 27% of the segment sales for the three and six months ended March 31, 2005, and one in Japan which represented 44% and 23% of segment sales for the three and six month periods ended March 31, 2005. We expect there to be approximately $1.2 million additional sales from the U.S. program that will be shipped in our third quarter of fiscal 2005. The Service and system integration segment sales increased by $6.2 million (68%) and $7.0 million (36%) for the three and six months ended March 31, 2005, respectively. This increase for the six month period ended March 31, 2005 compared to the same period of fiscal 2004 was primarily due to an increase of $6.9 million (78%) in sales by our German subsidiary for a number of large systems integration projects which included the sale of equipment and services.

Our sales by geographic area, based on the location of where the products were shipped or services rendered, are as follows:

	2005	%	2004	%	$ Increase	% Increase
		(Amounts in thousands)
For the Three Months Ended March 31:
Europe	$10,441	55%	$4,902	40%	$5,539	113%
North America	6,684	35%	7,062	58%	(378)	(5)%
Asia and the rest of the world	1,836	10%	202	2%	1,634	809%

Totals	$18,961	100%	$12,166	100%	$6,795	56%

For the Six Months Ended:
Europe	$17,233	52%	$10,195	42%	$7,038	69%
North America	13,548	40%	13,367	56%	181	1%
Asia and the rest of the world	2,554	8%	404	2%	2,150	532%

Totals	$33,335	100%	$23,966	100%	$9,369	39%

The European sales increase was due to the increase in Service and systems integration revenue primarily in Germany and the U.K. Sales in Asia were primarily from the Systems segment to a defense contractor for a program in Japan.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the three and six months ended March 31, 2005 and 2004:

	Systems	Service and system integration	E-business Software	Other Software	Total
		(Amounts in thousands)
For the Three Months Ended March 31:

2005
Sales	$3,065	$15,397	$259	$240	$18,961
Cost of sales	1,000	12,893	105	30	14,028

Gross margin $	$2,065	$2,504	$154	$210	$4,933
Gross margin %	67%	16%	60%	88%	26%

2004
Sales	$2,155	$9,162	$348	$501	$12,166
Cost of sales	804	7,429	189	178	8,600

Gross margin $	$1,351	$1,733	$159	$323	$3,566
Gross margin %	63%	19%	46%	65%	29%

Increase (decrease)
Sales - $ Increase (decrease)	$910	$6,235	$(89)	$(261)	$6,795
% Increase (decrease)	42%	68%	(25)%	(52)%	56%

Cost of sales- $ Increase (decrease)	$196	$5,464	$(84)	$(148)	$5,428
% Increase (decrease)	24%	74%	(44)%	(83)%	63%

Gross margin- $ Increase (decrease)	$714	$771	$(5)	$(113)	$1,367
Gross margin % - Increase (decrease)	4%	(3)%	14%	23%	(3)%

For the Six Months Ended March 31:

2005
Sales	$5,837	$26,359	$618	$521	$33,335
Cost of sales	2,184	21,941	266	95	24,486

Gross margin $	$3,653	$4,418	$352	426	$8,849
Gross margin %	63%	17%	57%	82%	27%

2004
Sales	$3,183	$19,337	$642	$804	$23,966
Cost of sales	1,306	15,750	271	252	17,579

Gross margin $	$1,877	$3,587	$371	$552	$6,387
Gross margin %	59%	19%	58%	69%	27%

Increase (decrease)
Sales - $ Increase (decrease)	$2,654	$7,022	$(24)	$(283)	$9,369
% Increase (decrease)	83%	36%	(4)%	(35)%	39%

Cost of sales - $ Increase (decrease)	$878	$6,191	$(5)	$(157)	$6,907
% Increase (decrease)	67%	39%	(2)%	(62)%	39%

Gross margin - $ Increase (decrease)	$1,776	$830	$(19)	$(125)	$2,462
Gross margin % - Increase (decrease)	4%	(2)%	(1)%	13%	—%

Cost of sales as a percentage of sales was 73% for the six months ended March 31, 2005, which is consistent with the same period of the prior fiscal year. The cost of sales for the three month period increased by 3% to 74% due primarily to the increased sales of third party products including hardware and software products and the decline in the legacy service contracts in the Service and systems integration.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three and six months ended March 31, 2005 and 2004:

By Operating Segment:	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
		(Amounts in thousands)
For the Three Months Ended March 31:
Systems	$482	61%	$333	50%	$149	45%
Service and system integration	134	17%	56	9%	78	139%
E-business software	79	10%	167	25%	(88)	(53)%
Other software	94	12%	105	16%	(11)	(11)%

Total	$789	100%	$661	100%	$128	19%

For the Six Months Ended March 31:
Systems	$997	60%	$652	48%	$345	53%
Service and system integration	247	15%	142	11%	105	74%
E-business software	220	13%	328	24%	(108)	(33)%
Other software	189	12%	229	17%	(40)	(18)%

Total	$1,653	100%	$1,351	100%	$302	22%

The increase in engineering and development expense was primarily due to the hiring of three new employees in the Systems segment needed to meet the requirements of our product development schedule. The decrease in expenses in the E-business software segment was due primarily to a reduction in the engineering and labor expense for the redeployment of resources to activities and customers projects which are either classified as cost of sales or inventory for uncompleted projects where we have not recognized the revenue.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three and six months ended March 31, 2005 and 2004:

By Operating Segment:	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
		(Amounts in thousands)
For the Three Months Ended March 31:
Systems	$642	20%	$502	20%	$140	28%
Service and system integration	2,433	75%	1,591	65%	842	53%
E-business software	8	—%	172	7%	(164)	(95)%
Other software	145	5%	190	8%	(45)	(24)%

Total	$3,228	100%	$2,455	100%	$773	32%

For the Six Months Ended March 31:
Systems	$1,134	19%	$843	18%	$291	34%
Service and system integration	4,117	71%	3,184	66%	933	29%
E-business software	258	4%	367	8%	(109)	(30)%
Other software	327	6%	408	8%	(81)	(20)%

Total	$5,836	100%	$4,802	100%	$1,034	22%

Selling, general and administrative expense increased by $0.8 million and $1.0 million for the three and six months ended March 31, 2005 compared to the same periods of the prior fiscal year. This increase was primarily due to increased audit, legal, outside consultants and advisors fees related to new regulatory requirements created by the Sarbanes-Oxley Act of 2002, all of which were offset by some of the benefits of the cost cutting and containment programs. The increase in this expense represented approximately $0.1 million and $0.4 million for the three and six months ended March 31, 2005 compared the three and six months ended March 31, 2004. Other expenses that increased were sales commission expense, executive bonuses, retirement expense, labor expense due to hiring of three new employees, and insurance expense which includes the cost of directors and officer liability premiums. These expenses represented $0.5 million and $0.7 million of the increase for the three and six month periods.

Other Income/Expenses

The following table details our other income/expenses for three and six months ended March 31, 2005 and 2004:

	2005	2004	$ Increase (Decrease)
	(Amounts in thousands)
For the Three Months Ended March 31:
Interest expense	$(34)	$(25)	$(9)
Interest income	83	78	5
Dividend income	—	1	(1)
Foreign exchange gain (loss)	15	(12)	27
Other income (expense), net	26	(5)	31

Total other income (expense), net	$90	$37	$53

For the Six Months Ended March 31:
Interest expense	$(62)	$(52)	$(10)
Interest income	135	119	16
Dividend income	2	2	—
Foreign exchange gain (loss)	(28)	(14)	(14)
Other income (expense), net	34	52	(18)

Total other income (expense), net	$81	$107	$(26)

We had a foreign exchange loss related to the cash in U.S. dollars that the U.K. subsidiary has in its account. We have taken steps to convert the balance to local currency.

Income Taxes

We recorded a provision for income tax expense of $0.5 million for the six months ended March 31, 2005 compared to $0.1 million for the six months ended March 31, 2004. The tax expense recorded in the six month periods is primarily due to the income generated by our foreign subsidiary in Germany, U.K. income not offset by carryforward losses, and U.S. state tax expense. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of SFAS No. 109 (SFAS 109), “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the U.K. Our U.S. tax expense for fiscal year 2005 and 2004 has been reduced by decreasing our valuation allowance.

We have maintained the valuation allowances for the deferred tax assets for our U.S. and U.K. operations due to the losses sustained over the last three years. Management believes that it is more likely than not the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by $2.2 million to $15.1 million as of March 31, 2005, as compared to $12.9 million as of September 30, 2004. In the six month period ended March 31, 2005, we generated approximately $2.6 million of cash in operating activities, compared to $0.4 million used by operating activities in the same period of the prior fiscal year. The significant change in net cash provided by operating activities was primarily due to net income of $1.0 million versus $0.3 million for the prior comparable period and to the decrease in accounts receivable which was offset by increases in inventory and other current assets. The decrease in accounts receivable was due to the timing of cash receipts. The increase in inventory was due to longer lead times to procure critical parts and the need to meet the requirements of our customers.

Approximately $2.9 million of net cash was provided by investing activities for the six months ended March 31, 2005 compared to $0.2 million during the prior comparable period. During the six month period ended March 31, 2005, our investing activities consisted of purchases, sales and maturities of marketable securities providing net cash of $3.2 million from the net sales of investments and the use of ($0.3) million for the purchases of property equipment and improvements.

Financing activities generated approximately $0.1 million of cash during the six month period ended March 31, 2005. This cash was provided from the proceeds of stock issued from the exercise of stock options and from the issuance of shares under our employee stock purchase plan.

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

The following is a schedule of our contractual obligations at March 31, 2005:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
		(Amounts in thousands)
Operating leases	$2,526	$1,553	$640	$234	$99
Retirement Obligations	8,613	389	1,115	1,227	5,882

	$11,139	$1,942	$1,755	$1,461	$5,981

Based on our current plans and business conditions management believes that our available cash and cash generated from operations and investments will be sufficient to provide for our working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or net income during the three and six month periods ended March 31, 2005 and 2004. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Risk Factors That May Affect Future Results

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. The Company had sales to two customers Atos Origin GmbH (a Service and system integration customer, which effective in January 2005 became the primary system integrator for E-Plus) which accounted for approximately 12% consolidated sales and E-Plus (a Service and system integration customer) which accounted for 21% of consolidated sales, respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 17% and 13% of our revenues and 98%, and 95% of the Systems segment sales for the six months ended March 31, 2005 and 2004, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

Slowdown in the Economy Can Affect our Revenue and Profitability

Our business was negatively impacted by the slowdown in the economies of the United States, Europe and elsewhere that began during fiscal years 2002 and continued through 2003. The uncertainty regarding the growth rate of the worldwide economies had caused companies to reduce capital investment and this may cause further reduction of such investments. These reductions have been particularly severe in the electronics and technology industries. We have experienced good growth in the majority of the lines of our business in the first six months of fiscal 2005 but we cannot predict if this trend will continue.

Our Operating Results May Fluctuate Significantly

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years, and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

•	sales in relatively large dollar amounts to a relatively small number of customers;

•	competitive pricing programs and volume discounts;

•	loss of customers;

•	market acceptance of our products;

•	product obsolescence;

•	general economic conditions;

•	change in the mix of products sold;

•	obtaining or failure to obtain design wins for significant customer systems;

•	timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping our products;

•	delays in acceptance testing by customers;

•	production delays due to quality programs with outsourced components;

•	shortages of components;

•	timing of product line transitions;

•	declines of revenues from previous generations of products following announcement of replacement products containing more advanced technology; and

•	fixed nature of our expenditures on personnel, facilities and marketing programs.

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established subsidiaries in the United Kingdom and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 51% and 42% of our total revenue for the six months ended March 31, 2005 and 2004, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the three and six months ended March 31, 2005.

Item 4. Controls and Procedures

Our chief executive officer, chief financial officer, and other members of our senior management team believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses noted by our independent auditors KPMG, LLP in the course of auditing the Company’s fiscal 2004 financial statements, the need for additional staff in its financial group, did not lead to material misstatements in the Company’s consolidated financial statements. We recognize the need to improve and enhance our internal control and financial reporting system. To address the weaknesses noted by the auditors, we have hired a Director of Accounting and Financial Reporting and he started in late April 2005 and we have extended an offer to a senior accountant at our MODCOMP subsidiary in Florida. The offer was accepted and the individual is scheduled to start in the middle of May 2005. Moreover, if greater or additional resources are needed to meet the requirements necessary to handle the complexities of our operations, management has stated that they will authorize the hiring of additional personnel as well.

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

During the first and second quarters of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of our hiring a Director of Accounting and Financial Reporting as discussed above.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a vote of Security Holders

The Company held its Annual Meeting of Stockholders on Tuesday, April 26, 2005. The following matter was approved by the shareholders:

C. Shelton James and Alexander R. Lupinetti were elected as Class III directors for a term of three years with 3,059,793 shares voting for them and 9,116 against.

Item 5. Other Information

    None

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

CSP INC.

Date: May 16, 2005	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 16, 2005	By:	/s/ GARY W. LEVINE
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