Form 10-Q
period 2005-06-30
CSP INC /MA/
filed 2005-08-15
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005.

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

As of August 12, 2005, the registrant had 3,682,065 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,768	$2,880
Short-term investments	6,489	10,015
Accounts receivable, net of allowances of $122 and $180 as of June 30, 2005 and September 30, 2004	5,608	7,161
Inventories	4,166	3,599
Refundable income taxes	34	12
Other current assets	1,411	840
Current assets of discontinued operations	—	169

Total current assets	25,476	24,676

Property, equipment and improvements, net	1,152	1,201

Other assets:
Long-term investments	715	174
Goodwill	2,779	2,779
Deferred income taxes	158	264
Cash surrender value life insurance	1,911	1,704
Other assets	140	80
Non-current assets of discontinued operations	—	235

Total other assets	5,703	5,236

Total assets	$32,331	$31,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,270	$8,103
Pension and retirement plans	404	368
Income taxes payable	1,035	700
Current liabilities of discontinued operations	—	82

Total current liabilities	8,709	9,253
Pension and retirement plans	7,793	7,717
Deferred income taxes	148	99
Other long-term liabilities	—	20

Total Liabilities	16,650	17,089
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 4,242 and 4,140 shares as of June 30, 2005 and September 30, 2004	42	41
Additional paid-in capital	11,927	11,405
Retained earnings	11,063	9,865
Accumulated other comprehensive loss	(4,492)	(4,428)

	18,540	16,883
Less treasury stock, at cost, 570 shares	(2,859)	(2,859)

Total shareholders’ equity	15,681	14,024

Total liabilities and shareholders’ equity	$32,331	$31,113

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales:
Product	$7,612	$11,196	$33,926	$28,325
Services	3,931	2,836	10,431	8,868

Total sales	11,543	14,032	44,357	37,193

Cost of sales:
Product	5,774	8,336	25,703	21,677
Services	2,202	1,805	6,664	5,791

Total cost of sales	7,976	10,141	32,367	27,468

Gross profit	3,567	3,891	11,990	9,725

Operating expenses:
Engineering and development	602	704	2,066	1,825
Selling, general and administrative	2,771	2,545	8,299	6,962

Total operating expenses	3,373	3,249	10,365	8,787

Operating income	194	642	1,625	938

Other income (loss):
Foreign exchange gain (loss)	3	(8)	(25)	(22)
Other income (loss), net	65	(1)	174	120

Total other income (loss), net	68	(9)	149	98

Income from continuing operations before income taxes	262	633	1,774	1,036
Provision for income taxes	97	176	557	267

Income from continuing operations	165	457	1,217	769
Income (loss) from discontinued operations	46	(19)	(19)	(81)

Net income	$211	$438	$1,198	$688

Income per share from continuing operations-basic	$0.05	$0.13	$0.34	$0.22
Income (loss) per share from discontinued operations - basic	$0.01	$(0.01)	$(0.01)	$(0.03)

Net income per share-basic	$0.06	$0.12	$0.33	$0.19

Weighted average shares outstanding-basic	3,634	3,566	3,600	3,559

Income per share from continuing operations-diluted	$0.05	$0.12	$0.32	$0.21
Income (loss) per share from discontinued operations - diluted	$0.01	$0.00	$(0.01)	$(0.03)

Net income per share-diluted	$0.06	$0.12	$0.31	$0.18

Weighted average shares outstanding-diluted	3,828	3,746	3,806	3,741

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Income	$1,198	$688
Loss from discontinued operations	(19)	(81)

Income from continuing operations	1,217	769
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	455	403
Loss on disposal of property, net	7	—
Loss on foreign currency transactions	25	22
Changes in the allowance for doubtful accounts	58	232
Deferred income taxes	(113)	(109)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	1,507	(1,726)
Increase in inventories	(583)	(880)
(Increase) decrease in refundable income taxes	(36)	1,102
(Increase) decrease in other current assets	(206)	121
(Increase) decrease in other assets	(180)	34
Increase(decrease) in accounts payable and accrued expenses	(785)	2,008
Increase in pension and retirement plans	218	36
Increase (decrease) in income taxes payable	974	(107)
Decrease in other liabilities	(20)	—

Net cash provided by operating activities of continuing operations	2,538	1,905

Cash flows from investing activities of continuing operations:
Purchases of available-for-sale securities	(117)	(145)
Purchases of held-to-maturity securities	(7,231)	(1,839)
Sales of available-for-sale securities	114	81
Maturities of held-to-maturity securities	10,047	1,378
Proceeds from sale of property, net of expenses	30	—
Purchases of property, equipment and improvements	(442)	(509)
Increase in cash surrender value life insurance	(207)	(48)

Net cash provided by (used in) investing activities of continuing operations	2,194	(1,082)

Cash flows from financing activities of continuing operations:
Proceeds from stock issued from exercise of options	436	80
Proceeds from issuance of shares under employee stock purchase plan	87	22

Net cash provided by financing activities of continuing operations	523	102

Effects of exchange rate on cash	(224)	(254)
Net cash used for discontinued operations	(143)	(46)

Net increase in cash and cash equivalents	4,888	625
Cash and cash equivalents, beginning of period	2,880	3,129

Cash and cash equivalents, end of period	$7,768	$3,754

Supplementary cash flow information:
Cash paid for income taxes	$56	$169

Cash paid for interest	$107	$83

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Organization and Business

CSP Inc. (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company’s wholly owned subsidiaries include MODCOMP, Inc. (“MODCOMP”), Scanalytics, Inc., and MultiComputer division. In June 2005, the Company sold the operating assets and liabilities of Scanalytics. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in Statement of Financial Accounting Standard (SFAS) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”.

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance to stock option expensing provisions under SFAS No. 123R. This additional guidance will be considered in establishing assumptions to value newly granted stock options under SFAS No. 123R. We are in the process of evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations. See the pro forma disclosure in Note 6.

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

In June 2005, The FASB issued FSP FAS 143-1 titled “Accounting for Electronic Waste Obligations”. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003. The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditions Asset Retirement Obligations. The cumulative effect of the initial application of this FSP shall be recognized as a change in accounting principle as described in paragraph 20 of APB Opinion No. 20, Accounting Changes. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. The Company has evaluated whether the EU Directive is applicable to its two European subsidiaries. We will apply the prescribed accounting to those affected subsidiaries. Management has assessed the impact of the adoption of this accounting policy and there is no material affect on operating results.

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$211	$438	$1,198	$688
Weighted average number of shares outstanding – basic	3,634	3,566	3,600	3,559
Incremental shares from the assumed exercise of stock options	194	180	206	182

Weighted average number of shares outstanding – dilutive	3,828	3,746	3,806	3,741

Net income per share – basic	$0.06	$0.12	$0.33	$0.19

Net income per share – diluted	$0.06	$0.12	$0.31	$0.18

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three and nine months ended June 30, 2005 and 2004, options of 434,739 and 507,456 were included in the diluted net income per share calculation and 84,500 and 3,000 options were excluded.

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

	For the three months ended		For the nine months ended
(Amounts in thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$211	$438	$1,198	$688
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	60	38	176	115

Pro forma net income	$151	$400	$1,022	$573

Income per share:
Basic, as reported	$0.06	$0.12	$0.33	$0.19

Diluted, as reported	$0.06	$0.12	$0.31	$0.18

Basic, pro forma	$0.04	$0.11	$0.28	$0.16

Diluted, pro forma	$0.04	$0.11	$0.27	$0.15

Weighted average shares outstanding – basic	3,634	3,566	3,600	3,559

Weighted average shares outstanding – diluted	3,828	3,746	3,806	3,741

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Risk-free interest rate	4.1%	3.9%	3.6%	3.3%
Expected dividend yield	—	—	—	—
Expected volatility	48.4%	49.5%	48.4%	49.5%
Expected life (years)	5	5	5	5
Weighted average fair value of options granted during the period	3.32	N/A	6.23	5.70

There were no stock options granted in the three months ended June 30, 2004.

7. Inventories

Inventories consist of the following:

	June 30, 2005	September 30, 2004
	(Amounts in thousands)
Raw materials	$902	$1,421
Work-in-process	854	737
Finished goods	2,410	1,441

Total	$4,166	$3,599

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$211	$438	$1,198	$688
Unrealized gain (loss) on available-for-sale securities	(26)	3	11	36
Effect of foreign currency translation	(191)	(30)	(75)	(17)

Comprehensive income (loss)	$(6)	$411	$1,134	$707

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

(Amounts in thousands)	June 30, 2005	September 30, 2004
Unrealized gain on available-for-sale securities	$40	$29
Cumulative Effect of Foreign currency translation	(1,663)	(1,588)
Additional minimum pension liability	(2,869)	(2,869)

Accumulated Comprehensive income (loss)	$(4,492)	$(4,428)

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and foreign plans are as follows:

	For the Three Months Ended June 30
	2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$22	$2	$24	$28	$1	$29
Interest cost	157	37	194	159	37	196
Expected return on plan assets	(92)	—	(92)	(59)	—	(59)
Amortization of:
Prior service costs/(gains)	40	15	55	43	—	43
Net transition asset	(31)	—	(31)	(30)	—	(30)

Net periodic benefit cost	$96	$54	$150	$141	$38	$179

Post Retirement:
Service cost	$—	$13	$13	$—	$8	$8
Interest cost	—	7	7	—	1	1
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—			—
Net transition asset	—	18	18	—	—	—

Net periodic benefit cost	$—	$38	$38	$—	$9	$9

	For the Nine Months Ended June 30
	2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$68	$6	$74	$84	$35	$119
Interest cost	473	111	584	470	83	553
Expected return on plan assets	(276)	—	(276)	(232)	—	(232)
Amortization of:
Prior service costs/(gains)	120	45	165	128	—	128
Net transition asset	(93)	—	(93)	(89)	—	(89)

Net periodic benefit cost	$292	$162	$454	$361	$118	$479

Post Retirement:
Service cost	$—	$39	$39	$—	$35	$35
Interest cost	—	21	21	—	5	5
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Net transition asset	—	56	56	—	—	—

Net periodic benefit cost	$—	$116	$116	$—	$40	$40

There were no Company contributions for the three and nine months ended June 30, 2005 and 2004.

10. Segment and Geographical Information

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Systems	Service and system integration	E-business Software	Continuing Operations Total
Quarter Ended June 30, 2005
Sales:
Product	$1,376	$6,179	$57	$7,612
Service	901	2,916	114	3,931

Total sales	2,277	9,095	171	11,543
Operating income (loss) from continuing operations	316	(89)	(33)	194
Assets	12,003	19,886	442	32,331
Capital expenditures	64	136	3	203
Depreciation and amortization	64	92	2	158

Quarter Ended June 30, 2004
Sales:
Product	$2,692	$8,473	$31	$11,196
Service	17	2,499	320	2,836

Total sales	2,709	10,972	351	14,032
Operating income (loss) from continuing operations	415	436	(209)	642
Assets	10,537	18,570	609	29,716
Capital expenditures	41	74	2	117
Depreciation and amortization	49	92	4	145

Nine Months Ended June 30, 2005
Sales:
Product	$6,907	$26,918	$101	$33,926
Service	1,207	8,536	688	10,431

Total sales	8,114	35,454	789	44,357
Operating income (loss) from continuing operations	1,835	(50)	(160)	1,625
Assets	12,003	19,886	442	32,331
Capital expenditures	170	266	6	442
Depreciation and amortization	178	271	6	455

Nine Months Ended June 30, 2004
Sales:
Product	$5,288	$22,924	$113	$28,325
Service	604	7,384	880	8,868

Total sales	5,892	30,308	993	37,193
Operating income (loss) from continuing operations	795	678	(535)	938
Assets	10,537	18,570	609	29,716
Capital expenditures	209	291	9	509
Depreciation and amortization	139	255	9	403

Operating income (loss) from continuing operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. In calculating operating income (loss) from continuing operations for the presentation of the individual operating segments above, sales and administrative expenses incurred at the corporate level that benefit the segments are allocated to each segment based upon their relative sales levels.

All intercompany transactions have been eliminated.

Assets, including deferred income tax assets and other financial instruments owned by the Company, common to more than one segment are allocated on a sales basis. Capital expenditures common to more than one segment are allocated on a sales basis.

For the nine months ended June 30, 2005 and 2004, the Company had sales to two customers Atos Origin GmbH (a Service and system integration customer, which effective in January 2005 became the primary system integrator for E-Plus) which accounted for approximately $4.8 million (11%) and $0.0 million of consolidated sales for the nine month periods ended June 30, 2005 and 2004 and E-Plus (a Service and system integration customer) which accounted for $3.1 million (7%) and $7.8 million (20%) of consolidated sales for the nine month periods ended June 30, 2005 and 2004, respectively. No other customers had sales in excess of 10% of consolidated sales for the nine months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and September 30, 2004 the accounts receivable balance for Atos Origin GmbH accounted for approximately $0.4 million (7%) and $0. million of the total net accounts receivable balance, respectively. As of June 30, 2005 and September 30, 2004, the accounts receivable balance for E-Plus accounted for approximately $0.0 million and $0.9 million (13%) of the total net Accounts receivable balance, respectively.

11. Discontinued Operations and Divestitures

In June 2005, the Company sold the operating assets and liabilities of Scanalytics which made up all of the previously reported “Other software” segment for net proceeds of approximately $446,000. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in FAS No.144. The assets, liabilities and operating results, including a gain of approximately $114,000 related to the sale of the net assets of this business, have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and related notes to the consolidated financial statements for all periods presented.

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform to the current period discontinued operations presentation. In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Also, segment results reported by the Company in Note 10 no longer include the other software segment.

Summarized financial information of the Company’s discontinued operations is as follows:

	For the three months ended		For the nine months ended
Discontinued Operations:	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Amounts in thousands)
Sales:
Product	$225	$270	$745	$1,049
Service	7	—	8	25

Total sales	232	270	753	1,074
Income (loss) from discontinued operations	46	(19)	(19)	(81)
Assets	—	403	—	403
Capital expenditures	—	—	13	5
Depreciation and amortization	3	3	8	10

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

Goodwill Impairment

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At June 30, 2005 and 2004, we had $2,779,000 in Goodwill. We had no impairment charge during the year ended September 30, 2004. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations.

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

Results of Operations

The following table details our results of operations in dollars and as a percentage of sales for the three and nine months ended June 30, 2005 and 2004:

	Three months ended				Nine months ended
	June 30, 2005	% of sales	June 30, 2004	% of sales	June 30, 2005	% of sales	June 30, 2004	% of sales
Sales	$11,543	100%	$14,032	100%	$44,357	100%	$37,193	100%
Costs and expenses:
Cost of sales	7,976	69%	10,141	72%	32,367	73%	27,468	74%
Engineering and development	602	5%	704	5%	2,066	5%	1,825	5%
Selling, general and administrative	2,771	24%	2,545	18%	8,299	18%	6,962	19%

Total costs and expenses	11,349	98%	13,390	95%	42,732	96%	36,255	98%

Operating income	194	2%	642	5%	1,625	4%	938	2%
Other income	68	—%	(9)	—	149	—	98	1%

Income from continuing operations before income taxes	262	2%	633	5%	1,774	4%	1,036	3%
Provision for income taxes	97	1%	176	1%	557	1%	267	1%

Income from continuing operations	165	1%	457	4%	1,217	3%	769	2%
Income (loss) from discontinued operations	46	1%	(19)	(1)%	(19)	—	(81)	—

Net income	$211	2%	$438	3%	$1,198	3%	$688	2%

Sales

The following table details our sales by operating segment, excluding discontinued operations, for the three and nine month periods ended June 30, 2005 and 2004:

By Operating Segment:	June 30, 2005	% of Total	June 30, 2004	% of Total	$ Increase (decrease)	% Increase (decrease)
		(Amounts in thousands)
For the Three Months Ended:
Systems	$2,277	20%	$2,709	19%	$(432)	(16)%
Service and system integration	9,095	79%	10,972	78%	(1,877)	(17)%
E-business software	171	1%	351	3%	(180)	(51)%

Total	$11,543	100%	$14,032	100%	$(2,489)	(18)%

For the Nine Months Ended:
Systems	$8,114	18%	$5,892	16%	$2,222	38%
Service and system integration	35,454	80%	30,308	81%	5,146	17%
E-business software	789	2%	993	3%	(204)	(21)%

Total	$44,357	100%	$37,193	100%	$7,164	19%

The Systems segment revenue decreased by $.4 million (16%) and increased by $2.2 million (38%) for the three and nine months ended June 30, 2005, respectively. The nine month period increase was primarily due to sales to defense contractors for two programs in Q2, one in the U.S., which represented 60% and 33% of the segment sales for the three and nine months ended June 30, 2005, and one in Japan which represented 5% and 32% of segment sales for the three and nine month periods ended June 30, 2005. Included in the revenues for the third quarter of 2005 was $576,000 of royalty revenue related to our contract with Lockheed Martin for the Hawkeye E-2D program. The Company expects a continued stream of royalty revenue from this contract though fiscal 2006. The Service and system integration segment sales decreased by $1.9 million (17%) and increased by $5.1 million (17%) for the three and nine months ended June 30, 2005, respectively. The decrease in the third quarter of 2005 was due primarily to lower demand for third party product in Germany relative to the same quarter of 2004, partially offset by approximately $.2 million of foreign currency effects due to the increase in value of the euro with respect to the US dollar. The increase for the nine month period ended June 30, 2005 compared to the same period of fiscal 2004 was primarily due to an increase of $5.0 million (36%) in sales by our German subsidiary for a number of large systems integration projects which included the sale of equipment and services primarily in the first six months of fiscal year 2005. Included in the increase for the nine month period was approximately $.8 million of foreign currency effects related to the increase in value of the euro relative to the US dollar.

Our sales by geographic area excluding discontinued operations, based on the location of where the products were shipped or services rendered, are as follows:

	2005	%	2004	%	$ Increase (decrease)	% Increase (decrease)
	(Amounts in thousands)
For the Three Months Ended June 30:
Europe	$3,844	33%	$5,747	41%	$(1,903)	(33)%
North America	7,603	66%	7,458	53%	145	2%
Asia and the rest of the world	96	1%	827	6%	(731)	(88)%

Totals	$11,543	100%	$14,032	100%	$(2,489)	(18)%

For the Nine Months Ended June 30:
Europe	$20,972	47%	$15,881	43%	$5,091	32%
North America	20,842	47%	20,295	54%	547	3%
Asia and the rest of the world	2,543	6%	1,017	3%	1,526	150%

Totals	$44,357	100%	$37,193	100%	$7,164	19%

The European sales increase over the nine month period ended June 30, 2005 over the comparable period of 2004 was due to the increase in Service and systems integration revenue primarily in Germany. Recent softness in the market for integration services in Germany noted in the third quarter of 2005 is reflected in the lower revenue levels in Europe in the three months ended June 30, 2005 compared to the same period of 2004. Sales in Asia were primarily from the Systems segment to a defense related program in Japan.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment, excluding discontinued operations, for the three and nine months ended June 30, 2005 and 2004:

	Systems	Service and system integration	E-business Software	Total
	(Amounts in thousands)
For the Three Months Ended June 30:

2005
Sales	$2,277	$9,095	$171	$11,543
Cost of sales	762	7,089	125	7,976

Gross margin $	1,515	2,006	46	3,567
Gross margin %	67%	22%	27%	31%

2004
Sales	$2,709	$10,972	$351	$14,032
Cost of sales	1,073	8,925	143	10,141

Gross margin $	1,636	2,047	208	3,891
Gross margin %	60%	19%	59%	28%

Increase (decrease)
Sales - $ Increase (decrease)	$(432)	$(1,877)	$(180)	$(2,489)
% Increase (decrease)	(16)%	(17)%	(51)%	(18)%

Cost of sales - $ Increase (decrease)	$(311)	$(1,836)	$(18)	$(2,165)
% Increase (decrease)	(29)%	(21)%	(13)%	(21)%

Gross margin - $ Increase (decrease)	$(121)	$(41)	$(162)	$(324)
Gross margin% - Increase (decrease)	7%	3%	(32)%	3%

For the Nine Months Ended June 30:

2005
Sales	$8,114	$35,454	$789	$44,357
Cost of sales	2,946	29,030	391	32,367

Gross margin $	5,168	6,424	398	11,990
Gross margin %	64%	18%	50%	27%

2004
Sales	$5,892	$30,308	$993	$37,193
Cost of sales	2,378	24,674	416	27,468

Gross margin $	3,514	5,634	577	9,725
Gross margin %	60%	19%	58%	26%

Increase (decrease)
Sales-$ Increase (decrease)	$2,222	$5,146	$(204)	$7,164
% Increase (decrease)	38%	17%	(21)%	19%

Cost of sales - $ Increase (decrease)	$568	$4,356	$(25)	$4,899
% Increase (decrease)	24%	18%	(6)%	18%

Gross margin - $ Increase (decrease)	$1,654	$790	$(179)	$2,265
Gross margin % - Increase (decrease)	4%	(1)%	(8)%	1%

Cost of sales as a percentage of sales was 73% for the nine months ended June 30, 2005, compared to 74% for the prior fiscal year. The cost of sales for the three month period decreased by 3% to 69% due primarily to the inclusion of $576,000 of royalty revenues in the Systems segment in the third quarter of 2005 for which no related costs were incurred.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment, excluding discontinued operations, for the three and nine months ended June 30, 2005 and 2004:

By Operating Segment:	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
For the Three Months Ended June 30:
Systems	$521	87%	$449	64%	$72	16%
Service and system integration	19	3%	89	13%	(70)	(79)%
E-business software	62	10%	166	23%	(104)	(63)%

Total	$602	100%	$704	100%	$(102)	(15)%

For the Nine Months Ended June 30:
Systems	$1,518	73%	$1,100	60%	$418	38%
Service and system integration	266	13%	231	13%	35	15%
E-business software	282	14%	494	27%	(212)	(43)%

Total	$2,066	100%	$1,825	100%	$241	13%

The increase in engineering and development expense was primarily due to the hiring of four new employees in the Systems segment needed to meet the requirements of our product development schedule. The decrease in expenses in the Service and systems integration segment for the quarter and E-business software segment was due primarily to a reduction in the engineering and labor expense for the redeployment of resources to activities and customers projects which are either classified as cost of sales or inventory for uncompleted projects where we have not recognized the revenue.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment, excluding discontinued operations, for the three and nine months ended June 30, 2005 and 2004:

By Operating Segment:	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
For the Three Months Ended June 30:
Systems	$678	24%	$774	30%	$(96)	(12)%
Service and system integration	2,076	75%	1,521	60%	555	36%
E-business software	17	1%	250	10%	(233)	(93)%

Total	$2,771	100%	$2,545	100%	$226	9%

For the Nine Months Ended June 30:
Systems	$1,815	22%	$1,619	23%	$196	12%
Service and system integration	6,208	75%	4,725	68%	1,483	31%
E-business software	276	3%	618	9%	(342)	(55)%

Total	$8,299	100%	$6,962	100%	$1,337	19%

Selling, general and administrative expense increased by $.2 million and $1.3 million for the three and nine months ended June 30, 2005 compared to the same periods of the prior fiscal year. This increase was primarily due to increased audit and outside consultant expenses related to new regulatory requirements created by the Sarbanes-Oxley Act of 2002 and related increased staffing in finance functions representing approximately $.2 million and $.5 million of the increase in the quarter and the nine month period, respectively. Increased staffing and marketing programs in the Service and systems segment contributed an additional $.1 million and $.3 million of the increase in the quarter and the year-to-date. Offsetting these increases were increases in the cash surrender value of life insurance contracts and reductions of management bonus accruals, reducing costs by approximately $.2 million in the quarter and in the nine months ended June 30, 2005 compared to the same periods in the previous year.

Other Income/Expenses

The following table details our other income/expenses, excluding discontinued operations, for three and nine months ended June 30, 2005 and 2004:

	2005	2004	$ Increase (Decrease)
	(Amounts in thousands)
For the Three Months Ended June 30:
Interest expense	$(26)	$(25)	$(1)
Interest income	99	39	60
Dividend income	2	1	1
Foreign exchange gain (loss)	3	(8)	11
Other income (expense), net	(10)	(16)	6

Total other income (expense), net	$68	$(9)	$77

For the Nine Months Ended June 30:
Interest expense	$(88)	$(78)	$(10)
Interest income	234	157	77
Dividend income	5	3	2
Foreign exchange gain (loss)	(25)	(22)	(3)
Other income (expense), net	23	38	(15)

Total other income (expense), net	$149	$98	$51

Interest income increased $60,000 and $77,000 in the quarter and the nine months ended June 30, 2005 compared the same periods in the prior year due to higher average interest rates during the periods and to higher levels of invested cash and marketable securities.

Income Taxes

We recorded a provision for income tax expense of $557,000 for the nine months ended June 30, 2005 compared to $267,000 for the nine months ended June 30, 2004. The tax expense recorded in the nine month periods is primarily due to the income generated by our foreign subsidiaries in Germany and the U.K. which accounted for approximately 65% of the expense. The balance is for US Alternative Minimum Tax (AMT) and tax related to goodwill, not amortizable for financial statement purposes, and state tax expense. We record a valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of SFAS No. 109 (SFAS 109), “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the U.K. Our U.S. tax expense for fiscal year 2005 and 2004 has been reduced by decreasing our valuation allowance.

We have maintained the valuation allowances for the deferred tax assets for our U.S. and U.K. operations due to the losses sustained over the last three years. Management believes that it is more likely than not the deferred tax assets will not be realized.

We reinvest our foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for the unremitted earnings of our international subsidiaries. Due to various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation, if any.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was enacted into law. We are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings. We cannot reasonably estimate the tax liability if we elect to repatriate any accumulated foreign earnings. We expect to finalize our assessment after further guidance is published.

Discontinued Operations

In June 2005, the Company sold the operating assets and liabilities of Scanalytics for net proceeds of approximately $446,000. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in FAS 144. The sale of the Company’s net investment of approximately $332,000 in Scanalytics created a gain of $114,000, which is included in the operating results of discontinued operations. The assets, liabilities and operating results of this business have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and related notes to the consolidated financial statements for all periods presented. This business made up 100% of what we previously reported as the Other software segment.

Revenues generated by Scanalytics for the three months ended June 30, 2005 and 2004 were $232,000 and $270,000, respectively. Revenues generated for the nine months ended June 30, 2005 and 2004 were $753,000 and $1,074,000, respectively.

Income (loss) generated by Scanalytics for the three months ended June 30, 2005 and 2004 was $46,000 and $(19,000), respectively. Income (loss) for the nine months ended June 30, 2005 and 2004 was ($19,000) and ($81,000), respectively.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by $1.4 million to $14.3 million as of June 30, 2005, as compared to $12.9 million as of September 30, 2004. In the nine month period ended June 30, 2005, we generated approximately $2.5 million of cash in operating activities, compared to $1.9 million generated by operating activities in the same period of the prior fiscal year. The significant change in net cash provided by operating activities was primarily due to income from continuing operations of $1.2 million versus $0.8 million for the prior comparable period and to the decrease in accounts receivable and an increase in pension related liabilities and an increase in income taxes payable. Offsetting these factors were a decrease in accounts payable and accrued expenses, and increase in inventories, and increases in several other assets.

Approximately $2.2 million of net cash was provided by investing activities for the nine months ended June 30, 2005 compared to a use of $1.0 million during the prior comparable period. During the nine month period ended June 30, 2005, our investing activities consisted of purchases, sales and maturities of marketable securities providing net cash of $2.8 million from the net sales of investments and the use of $0.4 million for the purchases of property equipment and improvements.

Financing activities generated approximately $0.5 million of cash during the nine month period ended June 30, 2005. This cash was provided from the proceeds of stock issued from the exercise of stock options and from the issuance of shares under our employee stock purchase plan.

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

The following is a schedule of our contractual obligations at June 30, 2005:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$2,341	$1,042	$944	$237	$118
Retirement Obligations	8,197	404	1,100	1,227	5,466

	$10,538	$1,446	$2,044	$1,464	$5,584

Based on our current plans and business conditions management believes that our available cash and cash generated from operations and investments will be sufficient to provide for our working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or net income during the three and nine month periods ended June 30, 2005 and 2004. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

The Company’s German operations conduct its business in Euros, while the U.K. operations conduct its business in Pounds Sterling. Due to movements of the Euro, and to a lesser extend, the U.K. Pound relative to the U.S. Dollar, the Company has realized losses of $58 thousand for the nine months ended June 30, 2005. The Company has unrealized gains of $75 thousand for the nine months ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the three and nine months ended June 30, 2005.

Item 4. Controls and Procedures

Our chief executive officer, chief financial officer, and other members of our senior management team believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses noted by our independent auditors KPMG, LLP in the course of auditing the Company’s fiscal 2004 financial statements, the need for additional staff in its financial group, did not lead to material misstatements in the Company’s consolidated financial statements. We recognize the need to improve and enhance our internal control and financial reporting system. To address the weaknesses noted by the auditors, we have hired a Director of Accounting and Financial Reporting and he started in late April 2005 and we hired a senior accountant at our MODCOMP subsidiary in Florida who started in July 2005. If greater or additional resources are needed to meet the requirements necessary to handle the complexities of our operations, management will authorize the hiring of additional personnel as needed.

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

During the first three quarters of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of our hiring a Director of Accounting and Financial Reporting and a senior accountant at our MODCOMP subsidiary in Florida as described above.

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

CSP INC.

Date: August 15, 2005	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 15, 2005	By:	/s/ GARY W. LEVINE
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