Form 10-K
period 2005-09-30
CSP INC /MA/
filed 2006-03-17
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission File Number 000-10843

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

  Yes ☐    No ☒.

The aggregate market value of the stock held by non-affiliates of the registrant as of March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the closing sale price of $8.67 as quoted on the NASDAQ National Market as of that date) was approximately $31,718,319.

As of March 10, 2006, we had outstanding 3,677,671 shares of common stock.

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatements

This Annual Report on Form 10-K for our fiscal year ended September 30, 2005 contains restated financial statements that reflect the errors noted below. The restatements affect our consolidated balance sheet as of September 30, 2004 and our consolidated statements of cash flows for the fiscal years ended September 30, 2004 and 2003. We intend to restate our financial statements for the fiscal 2005 and 2004 quarterly periods, in separate filings on Form 10-Q/A for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005. We are not able to predict with certainty when we will make those filings.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of less than one year were incorrectly reported as long-term, rather than short-term. In this Form 10-K, our consolidated balance sheet as of September 30, 2004 and our consolidated statements of cash flows for the years ended September 30, 2004 and 2003 have been restated due to these classification errors.

In addition, during the preparation of our 2005 Form 10-K an error was discovered in our consolidated statements of cash flows for fiscal 2003 that led management to reanalyze the statements of cash flows for all years presented. This further analysis identified additional restatement adjustments to our consolidated statements of cash flows for the years ended September 30, 2004 and 2003 and adjustments to our consolidated statements of cash flows in our 2005 and 2004 quarterly financial statements. See Note 2, “Restatement of Financial Statements,” in the Notes to Consolidated Financial Statements in this 2005 Form 10-K for further details. The changes to the fiscal quarters will be set forth in detail in amendments to the related Quarterly Reports to be filed on Form 10-Q/A as soon as practicable.

Related Regulatory Actions

Because our 2005 Form 10-K was not timely filed, on January 23, 2006 we received a letter from the Nasdaq National Market notifying us that our common stock was subject to delisting. In accordance with Nasdaq rules, we requested and received a hearing with Nasdaq on February 16, 2006 concerning the notice of delisting. Nasdaq advised us at that time that the results of the hearing would be released to us in three to four weeks, and that the delisting action would be stayed pending that outcome. Subsequently, we did not file our Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005, and on February 22, 2006 Nasdaq again notified us that because we had not made a required filing, our common stock was subject to delisting. Nasdaq has orally advised us that the second notice of delisting is being considered concomitantly with the first, and that its decision on the hearing will govern both notices.

PART I

Item 1.	Business

CSP Inc. (“CSPI”) was incorporated in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of our industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

Restatement

During the financial reporting review process related to our 2005 annual report, certain errors in our consolidated statements of cash flows for the years ended September 30, 2004 and 2003 were discovered that resulted in our restating the consolidated statements of cash flows for these years. The changes were made to correct the reporting of the change in deferred taxes in 2003, to correct the effects of misclassifications of the foreign exchange movements on the various classifications in 2004 and 2003 and to properly classify the change in the cash surrender value of insurance policies in the cash flows statements for 2004 and 2003. Additionally, certain investments previously reported as short-term investments have been restated as cash equivalents for 2004 and 2003. This restatement has been reflected in the consolidated balance sheets and statements of cash flows for both years. A detailed discussion of the restatement is included in Note 2 to our Consolidated Financial Statements included herein.

Additionally, the consolidated financial statements have been restated to reflect the impact of the sale of our discontinued Scanalytics subsidiary. The Company sold substantially all of the net assets of our Scanalytics subsidiary in June 2005. The assets, liabilities and operating results of Scanalytics have been segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and the related notes to the consolidated financial statements for all periods presented.

Scanalytics was the sole constituent of the previously reported “Other Software” segment. The former “E-business” segment was no longer viewed by the Chief Operating Decision Maker as a business separate from the Service and systems integration business and, accordingly, it has been aggregated into that segment.

Segments

CSPI operates in two segments:

•	Systems, which includes manufactured hardware products;

•	Service and system integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development;

Our MultiComputer Division reports its activity in the Systems segment. The MultiComputer Division helps its customers solve high-performance computing problems in the defense market by supplying very dense cluster computer systems distinguished by elegant packaging and high-speed node-to-node communications in a completely integrated architecture. These systems are used in a broad array of applications, including radar, sonar and surveillance signal processing. The MultiComputer Division sells all products through its own direct sales force in the United States and via distributors in the rest of the world.

Our MODCOMP, Inc. subsidiary, is a multinational business operation that develops and markets IT solutions for complex IT environments and provides network management, storage systems and network security integration services including consulting, systems integration and outsourcing. In addition, MODCOMP develops and markets middleware software for messaging and legacy integration. Revenues from these sources are recorded in the Service and system integration segment except for sales of legacy classic systems which are included in the Systems segment. MODCOMP expanded its United States integrator operations for hardware, software and services with the acquisition of certain assets of Technisource Hardware, Inc. on May 30, 2003. The former Technisource business operates in the Service and system integration segment. MODCOMP sells products through our own direct sales force in the United States, Germany and United Kingdom.

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2005, 2004 and 2003. A measure of our profits and losses and total assets by segment are listed in footnote number 15 to our financial statements.

Segment	2005	%	2004	%	2003	%
	(Amounts in thousands)
Systems	$9,414	16%	$9,003	18%	$5,488	18%
Service and system integration	48,076	84%	42,399	82%	25,685	82%

Total Sales	$57,490	100%	$51,402	100%	$31,173	100%

Products and Services

Systems Segment

Our MultiComputer Division designs, manufactures, sells and services cluster computer systems and real-time embedded computer systems. These systems are characterized by high-performance, high-density, low power consumption, standards-based hardware and software components (“blades”) ideally suited for use in the aerospace and defense market and the high-end scientific/technical computing market. The incorporation of open and standard technologies ensures that customers purchase systems based on the latest technology without the risks associated with proprietary solutions.

Applications expertise, product innovation, strong technical support, and dedicated customer service make us one of the industry’s leading providers of high-performance cluster computer systems.

In fiscal year 2005, we began to recognize royalty revenues related to the production and sale of certain of our proprietary system technology by a third party. We recognize royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement.

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

Supporting both open source Linux and the industry standard VxWorks™ real-time operating system, MultiComputer products offer the user a choice in selecting the software environment best suited to their application requirements.

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

Other applications are better served by Linux, which provides an open source UNIX like operating system environment with a POSIX implementation including true multitasking, virtual memory, shared libraries, demand loading, work load balancing and support for TCP/IP networking. The Linux operating system is easily integrated with clustering software such as message passing interface and includes a full suite of GNU compiler tools to facilitate development.

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

Legacy Products

Acknowledging the long development and deployment cycles associated with critical applications within the defense industry, our MultiComputer Division provides support for older products on an “as available” service fee basis.

Specifically, our SuperCard products, initially released more than a decade ago, are still in use on U.S. Navy programs currently in deployment. SuperCards are deployed in sonar applications handling the coordination of information from hydraphone sensor arrays in both ship-based and shore-based installations. The deployment phases of all programs incorporating SuperCards are completed. SuperCards are also sold to medical imaging equipment suppliers on an OEM basis. We do not anticipate any new SuperCard based programs.

MODCOMP also continues to offer refurbished CLASSIC (legacy computer systems) and MODACS proprietary systems as well as related parts and services from our Deerfield Beach, Florida headquarters. Sales revenue related to legacy systems was approximately $241,000 or 1%, $265,000 or 1% and $199,000 or 1% of total sales for the years ended September 30, 2005, 2004 and 2003, respectively.

Service and System Integration Segment

Integration Solutions

In the past three years, our product offering has shifted away from the sales of systems produced (proprietary and open architecture) hardware toward integration solutions including third-party hardware and software and special engineering. Our value proposition is integrating these third party components together into a complete solution and installing the system at the customer site. These services are offered by all MODCOMP locations. In particular, our German subsidiary has had significant successes in the telecommunication market with the recent deregulation of that industry.

Internet Integration and Security Solutions

We also offer third-party software products as well as specialized programming and engineering services to supply customers with customized legacy integration, virtual private networks and Internet security solutions.

In particular, our German subsidiary has had significant successes in the Internet security market in the telecommunications and financial services industries. The ability to offer 24 X 7 service level agreements are a critical success factor in this market.

Third-Party Offerings and Professional Services

In May of fiscal year 2003, we acquired certain assets of Technisource. This acquisition further expanded MODCOMP’s third-party offerings and professional services in the United States in the IT market with a strategic focus on storage systems, security and networking. Key third party product offerings include Computer Associates, IBM, Dell, HP, Citrix, APC, EMC, Cisco and Microsoft.

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

No individual customer constituted more than 10% of total sales in the Systems segment or consolidated revenues in 2005. Systems sales to individual customers constituting 10% or more of consolidated sales in the year ended September 30, 2004 consisted of sales to Lockheed Martin, a large defense contractor, of $5.8 million (11% of consolidated sales).

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

Service and System Integration Segment

MODCOMP supplies and integrates network management, network security and storage IT solutions. This focus as an IT solutions provider allows us to meet the needs of our customers with a variety of integration services as well as products from third-party manufacturers.

We market our products through various sales offices in the U.S., Germany and United Kingdom (for a detailed list see Item 2 of this Form 10-K). No customer of the Service and systems integrations segment constituted 10% or more of consolidated revenues in 2005. However, for the first quarter of 2005, sales continued to be made directly to E-Plus, a wireless telecommunications company in Germany. In the second quarter of 2005, E-Plus outsourced its equipment procurement function to Atos Origin GmbH (“Atos”), a systems integrator. Sales to Atos and E-Plus individually constituted less than 10% of total sales. The combined sales to Atos and E-Plus during 2005 was $8.7 million, or 15% of consolidated revenues. Sales to E-Plus and the associated percent of consolidated sales in the year ended September 30, 2004 was $11.3 million (22%).

Competition

Systems Segment

The MultiComputer systems market is very competitive. Customer requirements coupled with advancements in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980’s to the Motorola PowerPC’s with AltiVec incorporated in the 2000 SERIES and the addition of Linux open source software on the FastCluster product line, we have responded with product offerings vital to remaining competitive. Product development efforts in fiscal year 2005 were focused on providing our defense customers with increased capabilities for both blades and enclosures intended for deployment under rigorous environmental conditions. Blade product enhancements ranged from increased memory to an improved board layout designed to withstand harsher shock, vibration and thermal conditions. Rugged packaging options for chassis products addressed MIL-STD requirements while enhancing the serviceability of the enclosures.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Curtis Wright with their acquisition of DY4 and Synergy, Thales Computers and Transtech. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the low performance segment of the general-purpose computer and single board computer market, manufacturers such as Motorola, Force, Hewlett Packard, IBM and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of the this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low-power and cost effective package that can be easily integrated into OEM designs for high performance computation. Since the majority of sales are to OEMs, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

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

Competitors in the third-party offerings and professional services business range from catalog houses such as CDW, PC Connection, Insite, More Direct, and MicroWarehouse, to customers buying directly from the manufacturers with solutions services such as IBM, Unisys, iData, Foresyth, Dell, and HP. Nearly all of our product offerings are available through other channels. For this reason the combination of personalized attention, technical expertise, add-on services and competitive pricing have been the key to our current success.

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

Customer Support

Our MultiComputer Division and MODCOMP subsidiary support our customers with telephone assistance, on-site service, system installation, and training and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

We offer training courses at either corporate headquarters or the customer site. Field and customer service support is provided through our headquarters in Billerica, Massachusetts for Systems customers. Support for our Service and system integration segment is provided through our offices in the United States, United Kingdom and Germany.

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

Research and Development

During fiscal year 2005, our expenses for engineering and were approximately $2.7 million (5% of sales) compared to approximately $2.5 million (5% of sales) and $3.0 million (10% of sales) in fiscal years 2004 and 2003, respectively. Expenditures for engineering and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of our next generation of hardware products and the software which enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments.

We do not have any patents that are material to our business.

Backlog

Our backlog of customer orders and contracts was approximately $6.9 million at September 30, 2005 as compared to $7.8 million at September 30, 2004. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases. All of the customer orders in backlog will be shipped within the next twelve months.

Employees

On September 30, 2005, we had 147 employees. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Foreign and Domestic Operations and Export Sales

Our sales and percentage of sales by geographic area based on the location to which the products are shipped or services are rendered are in footnote number 15 of our financial statements.

Item 1A.	Risk Factors

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

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. Sales to E-Plus, a wireless telecommunications company in Germany, and those to E-Plus through its system integrator, Atos, accounted for 15%, 22% and 33% of sales in fiscal years ended September 30, 2005, 2004 and 2003, respectively. Lockheed-Martin, a large defense contractor, accounted for 5% of our sales in 2005 and 11% and 3% of our sales in fiscal years 2004 and 2003, respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 16%, 18% and 18% of our consolidated revenues and 97%, 97% and 95% of the Systems segment sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

Slowdown in the Economy Can Affect our Revenue and Profitability

The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and this may cause further reduction of demand for our products and services. These reductions have been particularly severe in the electronics and technology industries. Growth in our European markets may be adversely affected by continued weakness in the German economy in 2006.

Our Operating Results May Fluctuate Significantly

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years, and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

•	sales in relatively large dollar amounts to a relatively small number of customers;

•	competitive pricing programs;

•	loss of customers;

•	market acceptance of our products;

•	product obsolescence;

•	general economic conditions;

•	change in the mix of products sold;

•	obtaining or failure to obtain design wins for significant customer systems;

•	timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping our products;

•	delays in acceptance testing by customers;

•	production delays due to quality programs with outsourced components;

•	shortages of components;

•	timing of product line transitions;

•	declines of revenues from previous generations of products following announcement of replacement products containing more advance technology; and

•	fixed nature of our expenditures on personnel, facilities and marketing programs.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some periods, our operating results may be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom as well as Freescale for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Motorola was to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers; thereby may adversely affect our business and customer relationships. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or the inability to procure these components from alternate sources on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of our products, which could have a material adverse effect on our business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect our financial performance since we may not be able to adjust product pricing to reflect the increase in component costs. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established subsidiaries in the United Kingdom and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 50%, 46% and 62% of our total revenue for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

To be Successful, We Must Respond to the Rapid Changes in Technology

Our future success will depend in part on our ability to enhance our current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must be able to demonstrate our ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it is eventually deployed.

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

We Need to Maintain our Research and Development Effort to Meet the Needs of our Customers

The industry in which our Systems segment competes is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI’s commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Listed below are our principal facilities as of September 30, 2005. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:
CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Leased	21,500 S.F.
Service and Systems Integration Segment Properties:
MODCOMP, Inc. 1500 N. Powerline Road Deerfield Beach, FL	Division Headquarters Sales, Marketing, and Administration	Leased	21,450 S.F.

MODCOMP Canada, Ltd. 530 Otto Road Unit 11A Mississaugu, Ontario Canada	Sales, Marketing, and Administration	Leased	730 S.F.

Modular Computer System, GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, and Administration	Leased	9,261 S.F.

MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration	Leased	5,173 S.F.

MODCOMP Systemhaus, GmbH Gartenstr. 23-27 61352 Bad Homburg	Sales, Marketing and Service	Leased	945 S.F.

Item 3.    Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of

                   Equity Securities

Market information.    Our common stock is traded on the NASDAQ National Market System under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal Year:	2005		2004
	High	Low	High	Low
1st Quarter	$11.85	$6.70	$7.00	$4.58
2nd Quarter	10.45	6.08	6.82	5.50
3rd Quarter	11.15	6.11	9.68	5.46
4th Quarter	11.96	6.24	8.45	5.97

Stockholders.    We had approximately 93 holders of record of our common stock as of December 20, 2005. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,400.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Maximum of Shares that May Yet Be Purchased Under the Plans
August 29, 2005	1,000	$7.22	1,000
September 2, 2005 to September 26, 2005	9,600	$7.05	9,600

Total	10,600	$7.07	10,600	162,267

(1)	All shares of common stock were purchased within the October 19, 1999 stock purchase plan.

(2)	On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding common stock at market price. The Company has repurchased 582,275 shares, or 79% of the total shares authorized to be purchased as of September 30, 2005. The timing of common stock purchases are made at the discretion of management.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial information of the Company for the five years ended September 30, 2005. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from date of acquisition) of certain assets of Technisource Hardware since May 30, 2003. For all periods presented, the results of operations of our Scanalytics subsidiary have been accounted for within discontinued operations. A description of the Company’s recent discontinued operations and divestiture activities is set forth in Note 3 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 2005	September 2004	September 2003	September 2002	August 2001
Operating Statement Data:
Sales	$57,490	$51,402	$31,173	$26,568	$40,059
Costs and expenses	56,429	49,738	33,550	29,971	42,889

Operating income (loss)	1,061	1,664	(2,377)	(3,403)	(2,830)
Other income	226	135	1,456	348	190

Income (loss) from continuing operations before taxes	1,287	1,799	(921)	(3,055)	(2,640)
Provision (benefit) for income taxes	517	540	(102)	2,291	163

Income (loss) from continuing operations	$770	1,259	(819)	(5,346)	$(2,803)

Loss from discontinued operations	(17)	(48)	(565)	(317)	(82)

Net income (loss)	$753	$1,211	$(1,384)	$(5,663)	$(2,885)

Income (loss) per share from continuing operations—diluted	$0.20	0.34	$(0.23)	$(1.52)	$(0.80)
Loss per share—discontinued operations—diluted	—	$(0.02)	$(0.16)	$(0.09)	$(0.02)

Net income (loss) per share—diluted	$0.20	$0.32	$(0.39)	$(1.61)	$(0.82)

Weighted average number of shares—diluted	3,822	3,743	3,534	3,524	3,527

		Restated	Restated	Restated	Restated
Balance Sheet Data:
Cash and cash equivalents	$9,724	$9,831	$5,655	$8,034	$6,630
Short-term investments	3,003	3,015	4,764	7,569	6,848
Working capital	16,671	15,374	13,973	17,989	21,678
Total assets	30,944	31,113	26,425	26,242	32,349
Long term obligations	7,295	7,836	8,010	7,373	5,341
Total liabilities	14,876	17,089	14,493	11,934	10,047
Retained earnings	9,285	8,584	8,654	10,038	16,359
Shareholders’ equity	16,068	14,024	11,932	14,308	22,302

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

As discussed in the Note 2 to our consolidated financial statements included herein, we have restated our consolidated statements of cash flows for the years ended September 30, 2004 and 2003 to correct certain misclassifications. Additionally, the restatement includes the restatement of certain short-term investments to cash and cash equivalents at September 30, 2004 and 2003. The restatement had no effect on our reported operating results for any period presented. However, the following discussion and the selected financial data above have been adjusted, where applicable, for the restated cash flow, investments and cash and cash equivalents data.

Overview of Fiscal 2005 Results of Operations

The Company sold substantially all of the net assets of its Scanalytics subsidiary in June 2005. The assets, liabilities and operating results of Scanalytics have been segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and the related notes to the consolidated financial statements for all periods presented.

Scanalytics was the sole constituent of the previously reported “Other Software” segment. The former “E-business” segment was no longer viewed by the Chief Operating Decision Maker as a business separate from the Service and systems integration business and, accordingly, it has been aggregated into that segment.

CSPI operates in two segments:

•	Systems, which include manufactured hardware products;

•	Service and system integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development;

Highlights include:

•	Growth in revenue to $57.5 million in 2005, from $51.4 million in 2004

•	A decrease in earnings to $0.20 per diluted share in 2005 compared to $0.32 per diluted share in 2004

•	Cash used in operations of $101 thousand, compared to cash provided by operations of $2.6 million in 2004

•	Completed the sale of the Scanalytics business in June 2005

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales			Period to Period
	Fiscal year ended September			Dollar increase (decrease)
	2005	2004	2003	2005 compared to 2004	2004 compared to 2003
	(Dollar amounts in thousands, except per share data)
Sales	100.0%	100.0%	100.0%	$6,088	$20,229
Costs and expenses:
Cost of sales	74.9%	72.7%	73.9%	5,669	14,342
Engineering and development	4.6%	5.0%	9.7%	126	(487)
Selling, general and administrative	18.7%	19.1%	23.0%	896	2,651
Restructuring	—%	—%	1.0%	—	(318)
Total costs and expenses	98.2%	96.8%	107.6%	6,691	16,188
Operating income (loss)	1.8%	3.2%	(7.6)%	(603)	4,041
Other income	0.4%	0.3%	4.7%	91	(1,321)
Income (loss) before income taxes	2.2%	3.5%	(3.0)%	(512)	2,720
Provision (benefit) for income taxes	0.9%	1.1%	(0.3)%	(23)	642
Income (loss) from continuing operations	1.3%	2.4%	(2.6)%	(489)	2,078
Income (loss) from discontinued operations	0.0%	(.1)%	(1.8)%	31	517
Net income (loss)	1.3%	2.4%	(4.4)%	$(458)	$2,595

For fiscal year 2005, our primary goals were to drive sales growth from our products and services, to improve profitability, and to monitor the integration of the MODCOMP Systems and Solutions Division which was purchased from Technisource in 2003.

Results of Operations—2005 Compared to 2004

For the fiscal year ended September 30, 2005, sales increased to $57.5 million, compared to $51.4 million for fiscal year ended September 30, 2004. Net income for the year ended September 30, 2005 was $0.8 million or $0.20 per share—diluted compared with $1.2 million or $.32 per share—diluted for fiscal year ended September 30, 2004.

Revenue

The following table details the Company’s sales by operating segment and geography for fiscal years September 30, 2005 and 2004:

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

2004	North America	Europe	Asia	Total	% of Total
Systems	$7,671	$162	$1,170	$9,003	18%
Service and systems integration	20,040	22,252	107	42,399	82%

Total	$27,711	$22,414	$1,277	$51,402	100%

% of Total	54%	44%	2%	100%

The Company’s sales by geographic area are based upon the location to which the products were shipped or services rendered.

Of the $6.1 million increase in revenues in 2005 compared to 2004, $3.7 million was attributable to increased product and service sales in our German subsidiary within the Service and systems integration segment. During 2004, approximately $11.3 million in revenues in Germany were attributable to the relationship with the German wireless communications company, E-Plus. During 2005, E-Plus designated Atos Origin GmbH, a systems integrator in Germany, as the procurement agent for E-Plus. While sales to E-Plus through Atos remained Germany’s largest single customer in 2005, sales volume declined to approximately $8.7 million. This decline was more than offset by several new integration projects undertaken by our German subsidiary with other customers. Foreign exchange effects of the euro and the pound sterling against the dollar contributed to approximately $270,000 of overall increase in revenues in 2005 compared to 2004.

Systems sales increased approximately $ 411,000 in 2005 compared to the prior year. We recognized approximately $702,000 of royalty revenue related to our contract with Lockheed Martin for the Hawkeye E-2D program. The Company expects to receive approximately $2.6 million in incremental royalty revenue from this contract through fiscal 2006. Offsetting the increase in royalty revenue was a slight decline in product sales from our Multi-computer division, reflecting a reduced level of contract activity in that division. Management believes there is a reasonable potential of increased contract activity for systems products in mid-2006.

Cost of Sales

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2005 and 2004:

	Systems	Service and system integration	Total
2005
Sales	$9,414	$48,076	$57,490
Cost of sales	3,678	39,355	43,033

Gross margin $	5,736	8,721	14,457
Gross margin %	61%	18%	25%

2004
Sales	$9,003	$42,399	$51,402
Cost of sales	3,725	33,639	37,364

Gross margin $	5,278	8,760	14,038
Gross margin %	59%	21%	27%

Increase
Sales—$ Increase	$411	$5,677	$6,088
% Increase	5%	13%	12%

Cost of sales—$ Increase (decrease)	$(47)	$5,716	$5,669
% Increase (decrease)	(1)%	17%	15%

Gross margin—$ Increase (decrease)	$458	$(39)	$419
Gross margin %—Increase (decrease)	2%	(3)%	(2)%

Cost of sales consists primarily of expenses related to the cost of products, either purchased in the Service and systems integration segment or manufactured for the Systems segment for sale, as well as the salaries, benefits expenses, consultants, facilities and other operating costs. The Company’s overall cost of sales as a percentage of sales increased from 73% to 75% in 2005 compared to 2004. The cost of sales percentage of sales in the Systems segment declined from 41% to 39% in 2005 compared to the prior year due to the effects of royalty revenues, which have no associated cost of sales, offset by decreased absorption of overhead costs of $290,000 in the third and fourth quarters of 2005 due to a reduction in product sales, write-down of inventory due to obsolescence of $70,000, and the addition of a Quality Manager and a Systems Engineer of $ 133,000. Cost of sales as a percentage of sales in the Service and systems integration segment increased from 79% in 2004 to 82% in 2005. This increase is attributable to higher costs incurred in transactions involving the sale of third party products and to the reduction of a favorable pricing program conducted by HP in Europe compared to pricing obtained in 2004.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2005 and 2004:

	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,999	75%	$1,585	62%	$414	26%
Service and system integration	672	25%	960	38%	(288)	(30)%

Total	$2,671	100%	$2,545	100%	$126	5%

Engineering and development expenses increased overall by $126,000, or 5%, in 2005 compared to 2004. The Service and systems integration segment experienced a decline of approximately $288,000 in engineering expense due to reduced development efforts as engineers were re-deployed on customer projects, and therefore charged to cost of sales. The Systems segment experienced a $414,000, or 26% increase in engineering costs. Our Multi-computer division added two engineers to its staff during 2005. General salary increases accounted for the remainder of the increase.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2005 and 2004:

	2005	% of Total	2004	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,345	31%	$3,305	34%	$40	1%
Service and system integration	7,380	69%	6,524	66%	856	13%

Total	$10,725	100%	$9,829	100%	$896	9%

Selling, general and administrative expenses increased $896,000, or 9%, in 2005 compared to 2004. Approximately $225,000 of the overall increase is attributable to costs associated with compliance with the provisions of the Sarbanes-Oxley Act.

The $856,000 increase in the Service and systems integration segment was due to increased salaries and commissions expense at the Deerfield Beach, Florida location as the sales staff was increased from 12 to 16 people in 2005. Costs associated with the move of the corporate offices of MODCOMP in Florida to Deerfield Beach also contributed to the increase over 2004. Offsetting the increase in selling and marketing costs in Florida was a decrease in sales and marketing costs in the UK due primarily to the retirement of the general manager. Increased costs associated with the UK pension and audit fees increased UK general and administrative costs.

Selling, general, and administrative expenses in the Systems division increased $40,000 due primarily to increased costs associated the additions to the finance group staffing, increased directors’ fees, and higher Directors and Officer’s insurance premiums.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2005 and 2004:

	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Dividend income	$6	3%	$5	4%	$1	20%
Interest income	341	151%	216	159%	125	58%
Interest expense	(114)	(50)%	(105)	(77)%	(9)	(9%)
Foreign exchange gain (loss)	(38)	(17)%	9	6%	(47)	(522%)
Other income (expense), net	31	13%	10	8%	21	210%

Total other income, net	$226	100%	$135	100%	$91	67%

Increases in interest expense and interest income are due to the general rise in interest rates during 2005 compared to 2004. The foreign currency loss in 2005 reflects the general decline of the Euro and the Pound Sterling with respect to the US Dollar in 2005 compared to 2004.

Income Taxes

The Company recorded a provision for income tax expense of $517,000 for fiscal year 2005 compared to tax expense of $540,000 for fiscal year 2004. The tax expense in fiscal year 2005 and 2004 is primarily due to the income generated by our foreign subsidiaries. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. The valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the UK. Our U.S. tax expense for fiscal years 2005 and 2004 has been reduced by decreasing our valuation allowance, thus reducing the U.S. tax expense to the Company, to reflect the portion of fully reserved net operating losses that we were able to use during these years.

Results of Operations—2004 Compared to 2003

For the fiscal year ended September 30, 2004, sales increased to $51.4 million, compared to $31.2 million for fiscal year ended September 30, 2003. Net income for the year ended September 30, 2004 was $1.2 million or $0.32 per share—diluted compared with a net loss of $(1.4) million or $(0.39) per share—diluted for fiscal year ended September 30, 2003.

Revenue

The following table details the Company’s sales by operating segment for fiscal years September 30, 2004 and 2003. The Company’s sales by geographic area based on the location to which the products were shipped or services rendered are as follows:

2004	North America	Europe	Asia	Total	% of Total
Systems	$7,671	$162	$1,170	$9,003	18%
Service and systems integration	20,040	22,252	107	42,399	82%

Total	$27,711	$22,414	$1,277	$51,402	100%

% of Total	54%	44%	2%	100%

2003	North America	Europe	Asia	Total	% of Total
Systems	$4,078	$409	$1,001	$5,488	18%
Service and systems integration	7,806	17,840	39	25,685	82%

Total	$11,884	$18,249	$1,040	$31,173	100%

% of Total	38%	59%	3%	100%

The increase in consolidated revenue during the fiscal year ended September 30, 2004, as compared to the prior year, was primarily due to a full year of sales from the acquisition of Technisource and growth in the European sales for the service and systems integration and increased systems sales for the advanced E-2C Hawkeye contract. The Technisource acquisition accounted for 87% of the total increase in sales. We purchased Technisource on May 30, 2003 so there were only four months of Technisource revenue reflected in fiscal year 2003. The increase in European sales represented 21% of the total increase for the year. European sales increases were primarily due to the additional sales of our German operations, which accounted for 45% of the increased sales. The increased sales were due to additional product and service sales to our largest customer (E-Plus, a wireless communications company in Germany), additional business in the integration and security area, and the benefit from the foreign exchange rate with approximately a 6% increase in the Euro to the U.S. dollar.

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

European sales increased $4.2 million or 23%. This increase was primarily from our subsidiaries in Germany.

Sales in Asia increased $0.2 million which was primarily for Systems sales for defense-based projects in Japan.

Cost of Sales

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2004 and 2003:

	Systems	Service and system integration	Total
2004
Sales	$9,003	$42,399	$51,402
Cost of sales	3,725	33,639	37,364

Gross margin $	5,278	8,760	14,038
Gross margin %	59%	21%	27%

2003
Sales	$5,488	$25,685	$31,173
Cost of sales	2,672	20,350	23,022

Gross margin $	2,816	5,335	8,151
Gross margin %	51%	21%	26%

Increase (decrease)
Sales—$ Increase	$3,515	$16,714	$20,229
% Increase	64%	65%	65%

Cost of sales—$ Increase	$1,053	$13,289	$14,342
% Increase	39%	65%	62%

Gross margin—$ Increase	2,462	3,425	5,887
Gross margin %—Increase	8%	—%	1%

The Company’s cost of sales decreased as a percentage of sales to 73% from 74% in the prior year. The improvement was due to the increased sales in the Systems segment, which improved our overall manufacturing efficiencies with the increased volume. There was also a decrease in the cost of sales for service and systems integration, due in part to price benefits from manufacturers such as HP in Europe, and increased service revenue, which has a lower cost of sales.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,585	62%	$1,584	52%	$1	—%
Service and system integration	960	38%	1,448	48%	(488)	(34)%

Total	$2,545	100%	$3,032	100%	$(487)	(16)%

Engineering and development expense decreases were due primarily to the reduction and redeployment of staff in the Service and system integration segment made in the prior fiscal years. We had staff reductions of 3 employees last fiscal year in the Service and system integration and we also re-deployed personnel from development activities to assist in expanding our services activities to enhance our revenue. The related expenses were accordingly shifted to cost of sales.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ended September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,305	34%	$1,467	20%	$1,838	125%
Service and system integration	6,524	66%	5,711	80%	813	14%

Total	$9,829	100%	$7,178	100%	$2,651	37%

Selling, general and administrative expenses increased by $2.7 million due to the Technisource acquisition, executive bonuses, increased audit and other expenses related to new regulatory requirements created by the Sarbanes-Oxley legislation, all of which was offset by some of the benefits of the cost cutting and containment programs. The Technisource acquisition accounted for $1.6 million of the increased expenses. The Company exceeded its projections for the fiscal year in both sales and profitability, which increased the executive bonuses that are based on meeting the financial goals of the Company. If the Company exceeds the goals, the bonus calculation increases. The increased bonus expense represented 30% of the total increase. The Company had a significant increase in the cost of meeting the requirements of the new regulations with our auditors, lawyers, outside consultants and advisors. The increase represented 23% of the increased expenses.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2004 and 2003:

	2004	% of Total	2003	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Dividend income	$5	4%	$4	—%	$1	25%
Interest income	216	159%	276	19%	(60)	(22)%
Interest expense	(105)	(77)%	(79)	(5)%	(26)	(33)%
Foreign exchange gain	9	6%	1,380	95%	(1,371)	(99)%
Other income (loss), net	10	8%	(125)	(9)%	135	108%

Total other income, net	$135	100%	$1,456	100%	$(1,321)	(91)%

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

Income Taxes

The Company recorded a provision for income tax expense of $540,000 for fiscal year 2004 compared to a tax benefit of $102,000 for fiscal year 2003. The tax expense in fiscal year 2004 is primarily due to the income generated by our foreign subsidiary in Germany. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. Our U.S. tax expense for fiscal year 2004 has been reduced by decreasing our valuation allowance, thus reducing the U.S. tax expense to the Company, to reflect the portion of fully reserved net operating losses that we were able to use during this year.

Liquidity and Capital Resources

The Company’s primary source of liquidity, after consideration of cash from operations, is our cash and cash equivalents and short-term investments, which decreased by $119,000 to $12.7 million as of September 30, 2005, as compared to $12.8 million as of September 30, 2004. At September 30, 2005 our investments consisted of corporate bonds and U.S. government and state securities. The primary objective of our investment policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market securities, funds and similar instruments.

In fiscal year 2005, the Company used approximately $101,000 of cash in operations, compared to generating $2.6 million in fiscal year 2004. The decrease in cash generated from operations was primarily due the decrease in net income of $400,000 to $800,000 compared to $1.2 million in fiscal 2004, the decrease in accounts payable and accruals offset by the decrease in accounts receivable and an increase in taxes payable and an increase in deferred compensation and retirement plan obligations. The decrease in payables was driven by the pay-down of executive bonuses and the timing of inventory and other purchases.

Our strategy is to a maintain a minimum amount of cash and cash equivalents in our subsidiaries for operating purposes and to invest the remaining amount of cash in interest-bearing and marketable securities. The Company utilized approximately $300,000 in investing activities during fiscal year 2005. During fiscal year 2005, approximately $36,000 in cash was used for the net purchases of investments. In 2004 approximately $2.0 million in cash was generated by net maturities and sales of investments. The Company purchased $0.6 and $0.8 million of property and equipment during fiscal 2005 and 2004, respectively.

In June 2005, we sold the operating assets and liabilities of Scanalytics for net proceeds of approximately $446,000. We have, accordingly, classified the Scanalytics business as a discontinued operation in the consolidated statements of cash flows. For the year ended September 30, 2005, the discontinued operations of Scanalytics consumed $124 thousand of cash in operating activities. During the year Scanalytics expended $13 thousand to purchase property, equipment, and improvements. We do not expect there to be any further sources or uses of cash related to Scanalytics after Fiscal 2005.

In fiscal year 2003 the Company acquired Technisource for approximately $3.3 million in cash. During 2003, the Company’s investing activities consisted of sales and maturities and purchases of marketable securities resulting in net proceeds of $2.9 million and $0.5 million used for purchases of computers, furniture and equipment.

The Company generated approximately $493,000, $102,000 and $26,000 in cash from financing activities during fiscal years 2005, 2004, and 2003, respectively from proceeds of shares sold through the employee stock purchase and exercise of stock options. Purchases of treasury stock totaled $75,000 in 2005 and $2,000 in 2003.

The Company has estimated future benefit payment obligations of $7.6 million related to plans in Germany, the U.K., and the U.S. The Company expects to contribute $0.4 million to the plans in 2006.

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

The following is a schedule of the Company’s contractual obligations at September 30, 2005:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$3,408	$1,144	$1,467	$767	$30
Retirement Obligations	7,567	438	1,014	1,142	4,973

	$10,975	$1,582	$2,481	$1,909	$5,003

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and net deferred tax asset valuation allowance; inventory valuation; goodwill impairment; and pension and retirement plans.

Revenue recognition

Our revenues are primarily generated from the sale of IT solutions, third-party products, network management and storage systems integration services and high-performance cluster computer systems. CSPI recognizes revenues in accordance with generally accepted accounting principles in the United States. Specifically, we follow the requirements of SAB 104 and EITF 00-21. The manner in which we apply these standards to our revenues recognition is as follows:

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

During fiscal 2005, the Company began to recognize royalty revenues related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement. This is the point as defined in the contract that payment of the royalty is committed and the Company has no further performance obligations and hence the earnings process is complete.

Service and System Integration Revenue

Our Service and Systems Integration segment includes the re-sale of third-party hardware and third-party software , which may be bundled with extended third party warranty, installation, training and support services.

The third-party warranty is solely serviced by our vendors and we do not have any service obligations under these warranties. Under the support services agreements, we provide services to identify which component in the system is causing a malfunction; however, once the malfunctioning component is isolated, the customer must deal directly with the third party vendor for remediation.

The support services are always priced using a standard calculation based on estimated calls and are based on separate sales of the services as stated in our price lists. This price is not discounted and renewals are only adjusted for standard price index increases. As a result, we believe that we have established fair market value for this element.

After persuasive evidence of an arrangement exists, the Company recognizes revenue on all elements, except for the support services, when all the products have been shipped and services included in these elements have been performed, customer acceptance has been ascertained, and collectibility is reasonably assured. Revenue for the support services is recognized over the term of the contract, typically three to twelve months.

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

We record a valuation allowance for the entire balance of deferred tax assets in the U.S. and U.K. as it is more likely than not they will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities and projected taxable income in making this assessment. Based on the lack of income in the U.S. and U.K. over the several years and lack of significant orders, we established a valuation allowance for the entire deferred tax asset. Based upon the level of historical taxable income and projections for the future taxable income over the period in which the deferred taxes will reverse or NOLs expire, management believes it is more likely than not, that the Company will not realize the benefits of these deductible differences.

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

Inventory Valuation

The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill Impairment

We follow the requirements of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, and test for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. At September 30, 2005 we had $2.8 million in goodwill, which relates to the business acquired from Technisource in 2003. We had no impairment charge during the years ended September 30, 2005, 2004, or 2003. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those business. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. Goodwill is tested at the lowest level within the consolidated group for which identifiable cash flows that are largely independent on the cash flows of other assets and liabilities. For testing conducted at September 30, 2005, the testing was conducted at the level of the division within MODCOMP which comprises the business acquired from Technisource in 2003.

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. Pension expense is based on actuarial computation of current and future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. The Company estimates return on assets using historical market data for the investment classes of assets held by the Plans, adjusted for the current economic environment. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality debt securities currently available and expected to be available during the period to maturity of the pension benefits. A decrease in the discount rate would result in greater pension expense and projected benefit obligation while an increase in the discount rate would decrease pension expense and projected benefit obligation. In accordance with Financial Accounting Standards No. 87 “Employee Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and therefore generally affect recognized expense and the recorded obligation in future periods.

The Company’s plan in Germany is unfunded and complies with all German government requirements. In estimating the pension expense and projected benefit obligation, we utilized a compensation rate of increase of

2%. The Company calculated an assumed discount rate of 4.3% at September 30, 2005 considering the timing of expected future cash benefit payments. In formulating this assumption, the Company utilized 10 year Euro treasury bonds adjusted to add .3% for AA rated Euro corporate bond premiums. Each participant in the plan has an individual contract with the Company governed by German law. The plan is funded through operations and the estimated total obligation of the plan is $ 2.9 million at September 30, 2005. The estimated obligation of the plan is the excess of the projected benefit obligation, or “PBO”, over the fair value of the pension plan assets at the end of the period. The Company recorded a minimum pension liability of $454,000 at September 30, 2005. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

In the United Kingdom, benefits accruing to participants were frozen on April 30, 2002. Accordingly active employees ceased to accrue benefits under the plan as of that date. The plan is partially funded with investments of $6.8 million at September 30, 2005. The assets are invested in equity securities and bonds which are managed by a third party trustee. The Company calculated an assumed discount rate of 5% at September 30, 2005 considering the timing of expected future cash benefit payments. In formulating this assumption, the Company utilized the U.K. government 15 year medium coupon bond rate plus .75%, adjusted for corporate bond premiums. The expected return on assets analysis prepared by the Company reflected expected return on plan assets assumptions in 2005 and 2004 of 6.25% and 6.70%, respectively. The Company had contributed approximately $68,000 each year for each of the last two years and will continue to contribute to the plan based on the U.K. statutory minimum pension funding requirements. The unfunded projected benefit obligation is $1.9 million at September 30, 2005. The Company has a minimum pension liability of $1.4 million at September 30, 2005. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. The plan liabilities were estimated at September 30, 2005 using a discount rate assumption of 5.75% based on current long term investments rates. Management estimates the discount rates based upon the timing of expected future cash benefit payments and the interest rate indices of Moodys and Citi Group to arrive at the current discount rate assumption. The estimated projected benefit obligation for these plans is $2.5 million. The Company has recorded a minimum pension liability of $258,000 at September 30, 2005. The Company also provides for officer death benefits through post-retirement plans to certain officers. The discount rate used to estimate these plan liabilities is 5.75% which was estimated in the same manner as the as the supplemental plan obligation discount rate. The plans do not have any minimum funding requirements and the Company plans to fund the obligation through life insurance contracts. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for SFAS No. 123R. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of October 1, 2005. We continue to evaluate the impact of SFAS 123R on our operating results and financial position. The pro forma information in Note 1 to the consolidated financial statements presents the estimated compensation charges under SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123R and SAB 107, we currently expect to record compensation charges related to stock options of approximately $216,000 in fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance to stock option expensing provisions under SFAS No. 123R. This additional guidance will be considered in establishing assumptions to value newly granted stock options under SFAS No. 123R. We are in the process of evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations. See the pro forma disclosure in Note 1.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2005, 2004 or 2003. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

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

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including money market funds and government and corporate bonds. At September 30, 2005, the fair value and principal amounts of our portfolio amounted to $3.3 million, with a yield to maturity of 2.45%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements. These control deficiencies led to (1) the delay in the filing of our 2005 Annual Report on Form 10-K, (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2005, and (3) restatements of our consolidated balance sheet as of September 30, 2004 and our consolidated statements of cash flows for the fiscal years ended September 30, 2004 and 2003, as described below.

During the preparation of the 2005 Form 10-K an error was discovered in our consolidated statements of cash flows for fiscal 2003 that led management to reanalyze the statements of cash flows for all years presented. Deferred income taxes, which was reported as a source of cash totaling $291,000, was changed to a use of cash in the same amount. This further analysis identified additional restatement adjustments to our consolidated statements of cash flows for the fiscal years ended September 30, 2004 and 2003 included in this Annual Report on Form 10-K. We intend to restate our financial statements for the fiscal 2005 and 2004 quarterly periods in separate filings on Form 10-Q/A, for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005. We are not able to predict with certainty when we will issue those filings.

Additionally, with respect to balance sheet items, we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of less than one year were incorrectly reported as long-term, rather than short-term. Our consolidated balance sheet as of September 30, 2004 and our consolidated statements of cash flows for the fiscal years ended September 30, 2004 and 2003 have been restated due to these classification errors. The restated financial statements are included in this Annual Report on Form 10-K.

Accordingly, management determined that internal control deficiencies existed that constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

In the course of their audit of our fiscal 2004 financial statements, our independent auditors advised us that they considered the following to constitute material weaknesses in internal control and operations: We did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address non-routine accounting matters, and manage the increased financial reporting complexities resulting from the acquisition of Technisource and associated integration activities.

In April 2005, we hired a Director of Accounting and Financial Reporting with 20 years of experience to oversee the financial reporting preparation process to address the weaknesses. We also hired a senior accountant at our MODCOMP subsidiary in Florida, who commenced employment in July 2005. We continued to experience material internal control weaknesses in 2005 but as these new resources become fully familiar with our reporting structure we anticipate improvement. We will continue to evaluate our finance staff resources in response to the concerns about our controls and procedures that arose in connection with the audit of our fiscal 2005 and 2004 financial statements. If additional resources are needed to meet the requirements necessary to handle the complexities of our operations, management will authorize the hiring of additional personnel. Our audit committee has reviewed all the details of the matters discussed above and been actively assessing the plan. The committee will continue to monitor the situation and take necessary actions.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to appropriate levels of management.

During the fourth quarter of fiscal 2005, there were no changes in our internal controls over financial reporting, other than the hiring of the senior accountant at our MODCOMP subsidiary, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information about our executive officers is set forth below:

Name and Age	Business Affiliations
Alexander R. Lupinetti (60)	Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Gary W. Levine (57)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

William E. Bent, Jr. (49)	Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

The Company’s directors, with information showing the age of each, the year each was first elected as one of our directors, and the business affiliations of each.

Name and Age	Business Affiliations
J. David Lyons (67)	Director of CSPI since March 1997; Managing Director for the Carter Group, an executive search firm, from September 2002 to June, 2004; President of Aubin International, Inc., an executive search firm, from 1996 to October 2002; Executive Vice President at National Data Corp. from 1993 to 1996; Executive Vice President -- Sales and Marketing, Syncordia, from 1991 to 1993.

Christopher J. Hall (46)	Director of CSPI since November 2002, self employed as a municipal bond investor from 1998 to present ; founder and Chief Financial Officer of Howe, Solomon, & Hall, a registered broker-dealer operating primarily as a municipal securities broker-dealer, from 1985 to 1998.

C. Shelton James (65)	Director of CSPI since 1994; C. Shelton James Associates, a business consulting firm, 1990 to present; President from 1993 until June, 1998 and Director from 1993 until February, 2000 of Fundamental Management Corporation; Director until March 2000 and Chief Executive Officer from August 1998 to March 1999 of Cyberguard Corp.; Director from August ,1998 to July, 2002 and Chief Executive Officer December, 2001 to July, 2002 of Technisource, Inc.; Chief Executive Officer and Chairman of the Board of Elcotel from May 1991 to February 2000; Director of DRS Technologies and Concurrent Computer Corporation.

Alexander R. Lupinetti (60)	Director of CSPI since 1996; Chairman of the Board of Directors since January 1998; Chief Executive Officer and President of CSPI since October 1996; Director of VerticalBuyer, Inc. from February 2000 until March 2001; President and Chief Executive Officer of each of TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Name and Age	Business Affiliations
Robert M. Williams (67)	Director of CSPI since July 1998; from 1995 to his retirement in March 1999, served as Vice President for Asia, Africa and the Near East of International Executive Corps, a company that directs technology and business programs as a contractor for the US Foreign Aid Program; consultant to RM Williams Associations Technology from 1993 to 1995; Vice President of Worldwide Development, Industrial Sector Division for International Business Machines Corp., and served in various positions from 1963 to 1993.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities (our common stock), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to the Company during fiscal 2005, and written representations that Form 5 was required and duly filed with the commission, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% shareholders were fulfilled in a timely manner.

Item 11.    Executive Compensation

Summary compensation table.    The following table sets forth certain information about the compensation we paid or accrued with respect to our chief executive officer and our most highly compensated officers (other than our chief executive officer) who served as executive officers during fiscal 2005 and whose annual compensation exceeded $100,000 for fiscal 2005.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than ten percent (10%) of the executive officers’ respective total annual salary and bonus.

SUMMARY OF COMPENSATION TABLE

	Year	Annual Compensation		Long Term Compensation
Name and Principal Position		Salary	Bonus	Securities Underlying Options	All Other Compensation
Alexander R. Lupinetti	2005	$314,995	$146,475	40,000	$67,481	(1)
Chairman, President and Chief	2004	$310,520	$436,300	—	$64,363	(2)
Executive Officer	2003	$291,965	$65,746	50,000	$63,213	(3)

Gary W. Levine	2005	$155,581	$42,771	8,000	$37,238	(4)
Vice President of Finance	2004	$143,905	$127,546	—	$36,023	(5)
And Chief Financial Officer	2003	$135,301	$19,168	—	$35,520	(6)

William Bent	2005	$220,264	$49,694	5,000	$7,124	(7)
Vice President and General Manager of	2004	$201,822	$49,011	2,000	$4,988	(7)
CSP Multicomputer Division	2003	$130,927	—	—	$4,556	(7)

Fernando DeLaville	2005	$82,500			$2,475	(7)(8)
President, Scanalytics	2004	$110,000	$7,845	—	$3,300	(7)
	2003	$110,000	—		$3,300	(7)

(1)	Consists of a $12,031 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,450 for a split dollar life insurance policy for his benefit.

(2)	Consists of a $8,733 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,630 for a split dollar life insurance policy for his benefit.

(3)	Consists of a $7,388 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,825 for a split dollar life insurance policy for his benefit.

(4)	Consists of a $6,743 contribution by the Company to Mr. Levine’s 401(k) plan and $30,495 for a split dollar life insurance policy for his benefit.

(5)	Consists of a $5,293 contribution by the Company to Mr. Levine’s 401(k) plan and $30,730 for a split dollar life insurance policy for his benefit.

(6)	Consists of a $4,750 contribution by the Company to Mr. Levine’s 401(k) plan and $30,770 for a split dollar life insurance policy for his benefit.

(7)	Represents contributions by the Company to the officer’s 401(k) plan.

(8)	Mr. DeLaville left the Company on June 30, 2005 with the sale of Scanalytics.

Option Grants Table.    The following table sets forth certain information about stock options granted during the fiscal year ended September 30, 2005 by the Company to the executive officers named in the Summary Compensation Table:

OPTIONS GRANTED IN LAST FISCAL YEAR

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (2)
Name	Option Grants	% of Total Options Granted Employees in Fiscal Year	Exercise Price Per Share ($/SH)(1)	Expiration Date	5%	10%
Bill Bent	5,000	5%	$10.03	12/30/14	$31,539	$79,926
Gary Levine	8,000	8%	$10.03	12/30/14	$50,463	$127,882
Alexander Lupinetti	40,000	41%	$10.03	12/30/14	$252,313	$639,409

(1)	Stock options were granted at an exercise price equal to the fair market value of the Company’s Common Stock on the date of the grant. The stock options expire ten years from the date of grant.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise.

Fiscal Year-End Option Table.    The following table sets forth certain information regarding stock options held as of September 30, 2005 by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL

YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Alexander R. Lupinetti	47,800	$228,128	286,112	49,688	$532.933	$74,828
Gary W. Levine	3,662	$16,849	21,712	8,000	$41,633	—
William Bent	3,328	$16,484	13,582	6,500	$29,605	$2,835

(1)	Value is based on the last sales price of our common stock ($7.14) on September 30, 2005, the last day of fiscal 2005 on which a trade in the common stock was reported by the NASDAQ National Market, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, will depend on the value of the common stock on the date of sale of the shares.

Equity Compensation Plan Information

The following table sets forth additional information as of September 30, 2005, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, indicating which plans were approved by our stockholders and which plans or arrangements were not submitted to the stockholders for approval.

The equity compensation plans approved by our stockholders are our 1991 Stock Option Plan, 1997 Stock Option Plan, 2003 Employee Stock Purchase Plan and 2003 Stock Incentive Plan. The equity compensation plan not approved by our stockholders is a stock option for employees of our subsidiary, MODCOMP, Inc. These stock options were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% a year starting one year from the date of grant

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders:	455,657	$5.59	321,495
Equity compensation plans not approved by security holders:	75,000	$2.70	—
Total	503,657	$5.15	321,495

(1)	As of September 30, 2005 the plan has issued 218,495 shares of common stock reserved for issuance under the 2003 Employee Stock Purchase Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                      Matters

Principal Stockholders

The following table sets forth certain information as of February 28, 2006 regarding each person known by us to own beneficially more than 5% of our common stock, each director and nominee for director of the Company, each executive officer named in the Summary Compensation Table, and all directors and executive officers of the Company as a group.

Name	Shares Beneficially Owned (1)		Percent of Class (2)
Eliot Rose Asset Management, LLC and Gary Siperstein	657,474	(3)	16.3%
10 Webosset Street Suite 401
Providence, RI 02903

Daniel Zeff	298,684	(4)	7.4%
C/O Daniel Zeff Holding Co.
50 California Street, Suite 1500
San Francisco, CA 94111

Sterling Capital Management	229,858	(5)	5.7%
William G. and Janice Lauber
12300 Old Tesson Road, Suite 100C
St. Louis, MO 63128

Julian DeMora	222,514	(6)	5.5%
P.O. Box 220139
Hollywood, FL 33022

Alexander R. Lupinetti	315,240	(7)	7.8%

Christopher J. Hall	375,750	(8)	9.3%

C. Shelton James	8,900	(9)	* *

J. David Lyons	7,663	(10)	* *

Robert M. Williams (*)	7,420	(11)	* *

Gary W. Levine	30,424	(12)	* *

William Bent	17,466	(13)	* *

All Directors and executive officers as a group (7 persons)	762,863	(13)	18.9%

*	Nominee for Director

**	Owns less than one percent

(1)	Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this proxy statement.

(2)	Computed pursuant to Rule 13d-3 under the Exchange Act.

(3)	Eliot Rose Asset Management, LLC and Gary S. Siperstein have filed a joint report on Schedule 13D dated January 12, 2006 in which Elliot acts pursuant to a special arrangement as investment advisor to certain persons with respect to 657,474 shares of our common stock and has the right to receive or the power to direct the receipts of dividends from, or the power to direct receipt of dividends from or proceeds from the sale of, the common stock purchased or held pursuant to such arrangement. Gary S. Siperstein is deemed to be beneficial owner of the number of securities reflected in the schedule.

(4)	Daniel Zeff filed a 13G on February 3, 2006 in which it states that Daniel Zeff indirectly owns 298,689 shares in his capacity as the sole manager and member of Zeff Holding Co., LLP which he serves as the general partner of Zeff Capital Partner I, LP.

(5)	Sterling Capital Management Inc., William G. and Janice Lauber filed a joint report on Schedule 13G dated February 10, 2006 for 229,858 shares, in which it states that Sterling is a registered investment advisor owns 174,208 shares which has beneficial interest and discretion over and shared power to dispose of. William Lauber, President of Sterling owns 23,650 shares as an individual, Janice Lauber, Vice President of Sterling owns 23,000 as an individual and William G. and Janice Lauber jointly own 9,000 shares.

(6)	Mr. Julian Demora has furnished the Company with a report dated May 18, 2005, in which it is stated that Mr. Demora has direct ownership with respect to 222,514 shares of the Company’s common stock.

(7)	Represents 17,877 shares owned by Mr. Lupinetti as an individual and 297,363 shares obtainable upon exercise of stock options.

(8)	Includes 372,750 shares that Mr. Hall has sole voting and investment power with respect to. There are 22,200 shares owned by The Hemisphere Trust, a Belize company owned by Mr. Hall and 350,550 shares are owned by Mr. Hall as an individual. Mr. Hall has 3,000 shares obtainable upon exercise of stock options.

(9)	Includes 5,900 shares owned by Mr. James and 3,000 shares obtained upon exercise of stock options.

(10)	Includes 4,663 shares owned by Mr. Lyons and 3,000 shares obtainable upon exercise of stock options.

(11)	Includes 4,420 shares owned by Mr. Williams and 3,000 shares obtainable upon exercise of stock options.

(12)	Includes 23,712 shares obtainable upon exercise of stock options.

(13)	Includes 16,332 shares obtainable upon exercise of stock options.

(14)	Includes 349,407 shares obtainable upon exercise of stock options.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to us by KPMG LLP, our independent registered public accounting firm, for services rendered for professional services rendered for the fiscal years ended September 30, 2005 and September 30, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$818,137	$707,905
Audit-Related Fees	—	—
Tax Fees	$129,800	$50,395
All Other Fees	—	$46,769

Total Fees	$947,937	$805,069

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

The Audit Committee considered and determined that the provision of non-audit services provided by KPMG is compatible with maintaining the auditors’ independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

    (1)  Financial statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2005 and 2004 (Restated)

Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2005 2004 and 2003

Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 (Restated) and 2003 (Restated)

Notes to Consolidated Financial Statements

        (2)  Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

        (3)  Exhibits

Exhibit No.		Description	Filed with this Form 10-K	Incorporated by Reference
				Form	Filing Date	Exhibit No.

3.1		Articles of Organization and amendments thereto		10-K	August 31, 1990	3.1

3.2		By-laws, as amended		10-K	November 22, 1995	3.2

10.1		Form of Employee Invention and Non- Disclosure Agreement		10-K	November 22, 1996	10.3

10.2		CSPI Supplemental Retirement Income Plan		Form 8/A	August 31, 1986	10.13

10.3		Trust Agreement with Bank of Boston dated January 5, 1987		10-K	August 31, 1990	10.11

10.4	*	1991 Incentive Stock Option Plan		DEF 14A	November 10, 1991	A

10.5	*	Employment Agreement with Mr. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6	*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7	*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8		Technisource Hardware Inc. Purchase Agreement dated May 30		10-K	December 23, 2003	10.10

10.9	*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.10	*	Executive Cash Bonus Plan dated November 4, 2003		10-K	January 21, 2005	10.11

21.1		Subsidiaries	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of Grant Thornton, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

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

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	March 15, 2006

/s/ GARY W. LEVINE Gary W. Levine	Vice President of Finance, Chief Financial Officer	March 15, 2006

/s/ J. DAVID LYONS J. David Lyons	Director	March 15, 2006

/s/ C. SHELTON JAMES C. Shelton James	Director	March 15, 2006

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	March 15, 2006

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	March 15, 2006

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements

Years Ended September 30, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries (“the Company”) as of September 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated balance sheet and statement of cash flows as of and for the year ended September 30, 2004 have been restated as discussed in Note 2 to the consolidated financial statements.

KPMG LLP

January 13, 2006, except for Note 2 which is as of March 15, 2006

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows of CSP Inc. and subsidiaries (“the Company) for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of CSP Inc. and subsidiaries and their cash flows for the year ended September 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying statement of cash flows for the year ended September 30, 2003 has been restated as discussed in Note 2 to the consolidated financial statements. The statements of operations and cash flows for the year ended September 30, 2003 have been recast to reflect discontinued operations as discussed in Note 3.

GRANT THORNTON LLP

Boston, Massachusetts

December 8, 2003 , except for

Notes 2 and 3, as to which the date is

March 15, 2006

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2005	September 30, 2004
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,724	$9,831
Short-term investments	3,003	3,015
Accounts receivable, net of allowance for doubtful accounts of $89 in 2005 and $180 in 2004	6,891	7,161
Inventories	3,711	3,599
Refundable income taxes	26	12
Other current assets	897	840
Current assets of discontinued operations	—	169

Total current assets	24,252	24,627

Property, equipment and improvements, net	1,179	1,201

Other assets:
Long-term investments	249	223
Goodwill	2,779	2,779
Deferred income taxes	356	264
Cash surrender value life insurance	1,989	1,704
Other assets	140	80
Non-current assets of discontinued operations	—	235

Total other assets	5,513	5,285

Total assets	$30,944	$31,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,200	$8,103
Pension and retirement plans	438	368
Income taxes payable	943	700
Current liabilities of discontinued operations	—	82

Total current liabilities	7,581	9,253
Pension and retirement plans	7,129	7,717
Deferred income taxes	166	99
Other long-term liabilities	—	20

Total Liabilities	14,876	17,089

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,671 and 3,568 shares, respectively	37	35
Additional paid-in capital	10,377	9,833
Retained earnings	9,285	8,584
Accumulated other comprehensive loss	(3,631)	(4,428)

Total shareholders’ equity	16,068	14,024

Total liabilities and shareholders’ equity	$30,944	$31,113

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2005	2004	2003
Sales:
Product	$44,161	$39,569	$20,553
Services	13,329	11,833	10,620

Total sales	57,490	51,402	31,173

Cost of sales:
Product	34,162	29,600	15,630
Services	8,871	7,764	7,392

Total cost of sales	43,033	37,364	23,022

Gross profit	14,457	14,038	8,151

Operating expenses:
Engineering and development	2,671	2,545	3,032
Selling, general and administrative	10,725	9,829	7,178
Restructuring	—	—	318

Total operating expenses	13,396	12,374	10,528

Operating income (loss)	1,061	1,664	(2,377)

Other income:
Dividend income	6	5	4
Interest income	341	216	276
Interest expense	(114)	(105)	(79)
Foreign exchange gain (loss)	(38)	9	1,380
Other income (expense), net	31	10	(125)

Total other income, net	226	135	1,456

Income (loss) from continuing operations before income tax	1,287	1,799	(921)
Provision (benefit) for income taxes	517	540	(102)

Income (loss) from continuing operations	770	1,259	(819)
Loss from discontinued operations, net of tax	(17)	(48)	(565)

Net income (loss)	$753	$1,211	$(1,384)

Income (loss) per share from continuing operations-basic	$0.21	$0.35	$(0.23)
Loss per share from discontinued operations-basic	$(0.00)	$(0.01)	$(0.16)

Net income (loss) per share-basic	$0.21	$0.34	$(0.39)

Weighted average shares outstanding-basic	3,619	3,562	3,534

Income (loss) per share from continuing operations-diluted	$0.20	$0.34	$(0.23)
Loss per share from discontinued operations-diluted	$(0.00)	$(0.02)	$(0.16)

Net income (loss) per share-diluted	$0.20	$0.32	$(0.39)

Weighted average shares outstanding-diluted	3,822	3,743	3,534

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2005, 2004 and 2003

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Shareholders’ Equity	Comprehensive income (loss)
Balance September 30, 2002	4,095	$41	$11,275	$10,038	$(4,189)	$(2,857)	$14,308
Comprehensive income:
Net loss	—	—	—	(1,384)	—	—	(1,384)	(1,384)
Other comprehensive income (loss):
Unrealized loss on available- for-sale securities	—	—	—	—	(25)	—	(25)	(25)
Effect of foreign currency translation	—	—	—	—	(725)	—	(725)	(725)
Additional minimum pension liability	—	—	—	—	(268)	—	(268)	(268)

Total comprehensive loss								$(2,402)

Issuance of shares under employee stock purchase plan	14	—	28	—	—	—	28
Purchase of treasury stock	—	—	—	—	—	(2)	(2)

Balance September 30, 2003	4,109	$41	$11,303	$8,654	$(5,207)	$(2,859)	$11,932
Comprehensive income:
Net income	—	—	—	1,211	—	—	1,211	1,211
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities	—	—	—	—	17	—	17	17
Effect of foreign currency translation	—	—	—	—	53	—	53	53
Reduction in minimum pension liability	—	—	—	—	709	—	709	709

Total comprehensive income								$1,990

Exercise of stock options	6	—	80	—	—	—	80
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	(572)	(6)	(1,572)	(1,281)	—	2,859	—
Issuance of shares under employee stock purchase plan	25	—	22	—	—	—	22

Balance September 30, 2004	3,568	$35	$9,833	$8,584	$(4,428)	$—	$14,024
Comprehensive income:
Net income				753			753	753
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	16	—	16	16
Effect of foreign currency translation	—	—	—	—	(171)	—	(171)	(171)
Reduction in minimum pension liability (net of tax benefit of $209)	—	—	—	—	952	—	952	952

Total comprehensive income								$1,550

Exercise of stock options	97	1	480	—	—	—	481
Issuance of shares under employee stock purchase plan	14	1	87	—	—	—	88
Purchase of common stock	(8)	—	(23)	(52)	—	—	(75)

Balance September 30, 2005	3,671	$37	$10,377	$9,285	$(3,631)	$—	$16,068

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

C ONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2005	2004	2003
		Restated	Restated
Cash flows from operating activities:
Net income (loss)	$753	$1,211	$(1,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	596	562	632
Loss (gain) on disposal of property, net	7	—	(5)
Loss (gain) on foreign currency transactions	38	(9)	(1,380)
Non-cash changes in accounts receivable	(31)	(129)	118
Deferred income taxes	183	470	(291)
Increase in cash surrender value of life insurance	(165)	(40)	(21)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	216	(1,583)	(1,351)
Decrease (increase) in inventories	(138)	(1,570)	819
Decrease (increase) in refundable income taxes	(15)	1,097	(1,073)
Decrease (increase) in other current assets	(73)	39	148
Decrease (increase) in other assets	(53)	58	14
Increase (decrease) in accounts payable and accrued expenses	(1,816)	2,649	607
Increase (decrease) in deferred compensation and retirement plans	285	(197)	162
Increase (decrease) in income tax payable	256	(47)	386
Decrease in other liabilities	(20)	—	—
Operating cash flows provided by (used in) discontinued operations	(124)	71	417

Net cash provided by (used in) operating activities	(101)	2,582	(2,202)

Cash flows from investing activities:
Purchases of available-for-sale securities	(136)	(136)	(222)
Purchases of held-to-maturity securities	(3,370)	(270)	(9,210)
Sales of available-for-sale securities	95	85	198
Maturities of held-to-maturity securities	3,375	2,315	12,169
Business acquired	—	—	(3,285)
Life insurance premiums paid	(120)	(115)	(116)
Proceeds from sale of property, including Scanalytics	487	3	4
Purchases of property, equipment and improvements	(618)	(824)	(452)
Investing cash flows used in discontinued operations	(13)	(8)	(12)

Net cash provided by (used in) investing activities	(300)	1,050	(926)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	481	22	—
Proceeds from issuance of stock under employee stock purchase plan	87	80	28
Purchase of common stock	(75)	—	(2)

Net cash provided by financing activities	493	102	26

Effects of exchange rate changes on cash	(199)	442	723
Net increase (decrease) in cash and cash equivalents	(107)	4,176	(2,379)
Cash and cash equivalents, beginning of year	9,831	5,655	8,034

Cash and cash equivalents, end of year	$9,724	$9,831	$5,655

Supplementary cash flow information:
Cash paid for income taxes	$(30)	$(180)	$(317)

Cash received from income tax refunds	$149	$1,095	—

Cash paid for interest	$(87)	$(105)	$(80)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Organization and Business

CSP Inc. (CSPI or the Company) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and systems integration segment.

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

Cash Equivalents

For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value at the purchase date. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated fair market values of available-for-sale investments are based on quoted market prices as of the end of the reporting period.

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

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Goodwill

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB statement 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year.

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. In evaluating the impairment of goodwill, the Company considers a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the reporting units with goodwill for the purposes of the Company’s annual or periodic analyses, management makes estimates and judgments about the future cash flows of the reporting unit being evaluated. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used by the Company to manage the underlying reporting units. Management also considers the Company’s market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed. The key assumptions include sales growth and expected levels of operating expenditures that are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, the Company’s assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. At September 30, 2005 and 2004, goodwill related solely to the former Technisource business acquired in 2003 that is part of our Service and systems integration segment. We evaluate the goodwill related to this acquired business based upon its separate balance sheet and results of operations. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2005 and 2004.

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

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

The Company recognizes product revenue from customers when title and risk of loss transfers to the customer. This occurs at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. The Company reduces revenue for estimated customer returns.

In certain arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. The Company recognizes revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services;

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (4) the Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services.

The following policies are applicable to CSPI’s major categories of segment revenue transactions:

Systems Revenue

Revenue is recognized when the basic revenue recognition criteria discussed above are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there ever was a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

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

In limited circumstances, the Company is engaged in long-term contracts to design, develop, manufacture or modify complex equipment. For these contracts, the Company may recognize revenue using the percentage-of-completion method of contract accounting, measuring progress toward completion based on contract costs incurred to date as compared with total estimated contract costs. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The Company did not have any significant billings in excess of costs or costs in excess of billings as of September 30, 2005 or 2004.

During fiscal 2005, the Company began to recognize royalty revenues related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement.

Service and System Integration Revenue

This segment also earns revenue for information technology consulting services. Revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s service agreements do not include customer acceptance provisions. However, if there ever is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Third-party hardware and third-party software is recognized when the revenue recognition criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, if there ever is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At September 30, 2005 and 2004, respectively, a full valuation has been recorded against the gross deferred tax assets in the U.S. and U.K. since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Stockholders’ Equity—Reclassification of Treasury Stock

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the company has reclassified the cost of its existing treasury shares as a reduction to common stock, retained earnings, and additional paid in capital. The total amount of treasury stock reclassified was $2.9 million as of September 30, 2004, as reflected in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss).

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income (loss) is as follows:

	Years ended September 30,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$770	$1,259	$(819)

Weighted average number of shares outstanding—basic	3,619	3,562	3,534
Incremental shares from the assumed exercise of stock options	203	181	—

Weighted average number of shares outstanding—diluted	3,822	3,743	3,534

Income (loss) per share from continuing operations—basic	$0.21	$0.35	$(0.23)

Income (loss) per share from continuing operations—diluted	$0.20	$0.34	$(0.23)

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal year 2003, due to our net loss, all of our outstanding options of 516,634 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For fiscal year 2005 and 2004, options of 424,000 and 507,000 were included in the diluted net income per share calculation and 80,000 and 3,000 shares were excluded, respectively.

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

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The following table illustrates the pro forma effect on net income/ (loss) and net income/ (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended September 30,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Net income (loss)	$753	$1,211	$(1,384)
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(182)	(160)	(148)

Pro forma net income (loss)	$571	$1,051	$(1,532)

Net income (loss) per share:
Basic, as reported	$0.21	$0.34	$(0.39)

Diluted, as reported	$0.20	$0.32	$(0.39)

Basic, pro forma	$0.16	$0.30	$(0.43)

Diluted, pro forma	$0.15	$0.28	$(0.43)

Weighted average shares outstanding—basic	3,619	3,562	3,534

Weighted average shares outstanding—diluted	3,822	3,743	3,534

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.63%	4.07%	3.08%
Expected dividend yield	—	—	—
Expected volatility	48.4%	48.8%	49.5%
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the period	$4.46	$3.18	$2.51

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for SFAS No. 123R. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of October 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance to stock option expensing provisions under SFAS No. 123R. This additional guidance will be considered in establishing assumptions to value newly granted stock options under SFAS No. 123R. We are in the process of evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations. See the pro forma disclosure in summary of significant accounting policies.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In June 2005, the FASB issued FSP FAS 143-1 “Accounting for Electronic Waste Obligations”. The obligations addressed in the FSP relate to those which might be created under the operation of Directive 2002/96/EC on Electrical and Electronic Equipment adopted by the European Union in February 2003.

The FSP provides guidance on proper accounting for costs associated with retiring electronic equipment classified as “Historical” held by commercial users on or before August 13, 2005. Commercial users in EU countries that have adopted the law may be required to record an asset retirement obligation and to capitalize a related increase in the carrying value of the equipment subject to the directive utilizing concepts outlined under FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The cumulative effect of the initial application of this FSP shall be recognized as a change in accounting principle as described in paragraph 20 of APB Opinion No. 20, Accounting Changes. The effective date of this FSP is the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The Company has evaluated whether the EU Directive is applicable to its two European subsidiaries. We will apply the prescribed accounting to those affected subsidiaries. Management has assessed the impact of the adoption of this accounting policy and there is no material affect on operating results.

Reclassifications

Certain reclassifications were made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

2.    Restatement

During the financial reporting review process related to our 2005 annual report, an error was discovered in the consolidated statement of cash flows for the year ended September 30, 2003 related to the reporting of the change in deferred income taxes as a source of operating cash flow from operations rather than a use of cash in operations. The Company reanalyzed its consolidated statements of cash flows for the years ended September 30, 2004 and 2003 and identified additional misclassifications. Additionally, during our reevaluation we noted $7.0 million, $2.5 million and $4.2 million of short-term investments at September 30, 2004, 2003, and 2002, respectively, that were highly liquid and had maturities of less than three months that should have been reported as cash and cash equivalents. As a result, the Company is restating its consolidated statement of cash flows for the years ended September 30, 2004 and 2003. We have also restated the consolidated balance sheet at September 30, 2004 as well as the investments in Note 5 as follows:

	As Reported	Restatement Adjustment	As Restated
	(Amounts in thousands)

Cash and cash equivalents	2,880	6,951	9,831
Short-term investments	10,015	(7,000)	3,015
Total current assets	24,676	(49)	24,627

Long-term investments	174	49	223
Total other assets	5,236	49	5,285

The restatements reflected in the tables below affect the subtotals of net cash provided by or used in operating activities, net cash provided by or used in investing activities, the effects of changes in exchange rates on cash and the beginning and end of year reported balances of cash and cash equivalents. The changes made to the statements were primarily made to correct the tax item discussed above, to correct the effects of misclassifications of the foreign exchange movements on the various classifications, to properly classify the change in the cash surrender value of insurance policies and to properly state our investing activities related to our short and long-term investments and cash equivalents.

Additionally, the tables below also reflect the impact of certain reclassifications made to the consolidated cash flows statements for these periods as required by Statement of Financial Accounting Standards No. 95, Statements of Cash Flows, to reflect the impact of the discontinued operation which is further discussed in Note 3.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	Consolidated Statement of Cash Flows For year ended September 30, 2004
	As Reported	Restatement adjustment	Adjustment for discontinued operation	As Restated
Cash flows from operating activities:
Net income	$1,211	—	—	$1,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	575	—	(13)	562
Gain on foreign currency transactions	(9)	—	—	(9)
Non-cash changes in accounts receivable	(137)	23	(15)	(129)
Impairment charge on goodwill	—	—	—	—
Deferred income taxes	412	58	—	470
Increase in cash surrender value of life insurance	—	(40)	—	(40)
Changes in operating assets and liabilities
Increase in accounts receivable	(1,500)	(60)	(23)	(1,583)
Increase in inventories	(1,552)	(2)	(16)	(1,570)
Decrease (increase) in refundable income taxes	1,119	(22)	—	1,097
Decrease (increase) in other current assets	118	(73)	(6)	39
Decrease (increase) in cash surrender value of life insurance	(155)	155	—	—
Decrease (increase) in other assets	67	—	(9)	58
Increase in accounts payable and accrued expenses	2,525	113	11	2,649
Increase (decrease) in deferred compensation and retirement plans	(736)	539	—	(197)
Decrease in income tax payable	(40)	(7)	—	(47)
Operating cash flows provided by discontinued operations	—	—	71	71

Net cash provided by operating activities	1,898	684	—	2,582

Cash flows from investing activities:
Purchases of available-for-sale securities	(175)	39	—	(136)
Purchases of held-to-maturity securities	(4,596)	4,326	—	(270)
Sales of available-for-sale securities	124	(39)	—	85
Maturities of held-to-maturity securities	2,073	242	—	2,315
Life insurance premiums paid	—	(115)	—	(115)
Proceeds from sale of property	3	—	—	3
Purchases of property, equipment and improvements	(846)	14	8	(824)
Investing cash flows used in discontinued operations	—	—	(8)	(8)

Net cash provided by (used in) investing activities	(3,417)	4,467	—	1,050

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	22	—	—	22
Proceeds from issuance of stock under employee stock purchase plan	80	—	—	80

Net cash provided by financing activities	102	—	—	102

Effects of exchange rate changes on cash	1,168	(726)	—	442
Net increase (decrease) in cash and cash equivalents	(249)	4,425	—	4,176
Cash and cash equivalents, beginning of year	3,129	2,526	—	5,655

Cash and cash equivalents, end of year	$2,880	$6,951	—	$9,831

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	Consolidated Statement of Cash Flows For year ended September 30, 2003
	As Reported	Restatement adjustment	Adjustment for discontinued operation	As Restated
Cash flows from operating activities:
Net loss	$(1,384)	—	—	$(1,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	755	—	(123)	632
Gain on disposal of property, net	(5)	—	—	(5)
Gain on foreign currency transactions	(1,380)	—	—	(1,380)
Non-cash changes in accounts receivable	97	21	—	118
Impairment charge on goodwill	365	—	(365)	—
Deferred income taxes	291	(582)	—	(291)
Increase in cash surrender value of life insurance	—	(21)	—	(21)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,339)	2	(14)	(1,351)
Decrease (increase) in inventories	649	171	(1)	819
Decrease (increase) in refundable income taxes	(1,083)	10	—	(1,073)
Decrease (increase) in other current assets	(210)	352	6	148
Decrease (increase) in cash surrender value of life insurance	(137)	137	—	—
Decrease in other assets	14	—	—	14
Increase (decrease) in accounts payable and accrued expenses	1,104	(511)	14	607
Increase (decrease) in deferred compensation and retirement plans	324	(162)	—	162
Increase in income tax payable	50	270	66	386
Increase (decrease) in other liabilities	(210)	210	—	—
Operating cash flows provided by discontinued operations	—	—	417	417

Net cash used in operating activities	(2,099)	(103)	—	(2,202)

Cash flows from investing activities:
Purchases of available-for-sale securities	(242)	20	—	(222)
Purchases of held-to-maturity securities	(15,093)	5,883	—	(9,210)
Sales of available-for-sale securities	440	(242)	—	198
Maturities of held-to-maturity securities	19,628	(7,459)	—	12,169
Business acquired	(3,285)	—	—	(3,285)
Life insurance premiums paid	—	(116)	—	(116)
Proceeds from sale of property	—	4	—	4
Purchases of property, equipment and improvements	(464)	—	12	(452)
Investing cash flows used in discontinued operations	—	—	(12)	(12)

Net cash provided by (used in) investing activities	984	(1,910)	—	(926)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	—	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	28	—	—	28
Purchase of common stock	(2)	—	—	(2)

Net cash provided by financing activities	26	—	—	26

Effects of exchange rate changes on cash	383	340	—	723
Net decrease in cash and cash equivalents	(706)	(1,673)	—	(2,379)
Cash and cash equivalents, beginning of year	3,835	4,199	—	8,034

Cash and cash equivalents, end of year	$3,129	$2,526	—	$5,655

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

3.    Discontinued Operations and Divestitures

In June 2005, the Company sold the operating assets and liabilities of Scanalytics which made up all of the previously reported “Other software” segment for net proceeds of approximately $446,000. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in SFAS No.144. The assets, liabilities and operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and related notes to the consolidated financial statements for all periods presented. The operating loss of $131,000 incurred by Scanalytics in 2005 was partially offset by a gain on the sale of assets of the business of $114,000, resulting in the loss from discontinued operations of $17,000 in 2005.

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform to the current period discontinued operations presentation.

Summarized financial information of the Company’s discontinued operations is as follows:

Discontinued Operations:	2005	2004	2003
	(Amounts in thousands)
Sales:
Product	$745	$1,396	$1,317
Service	8	26	25

Total sales	753	1,422	1,342
Net loss from discontinued operations	(17)	(48)	(565)
Assets	—	404	477
Capital expenditures	13	8	12
Depreciation and amortization	8	13	123

4.    Business Acquired

On May 30, 2003 the Company acquired certain assets of Technisource Hardware, Inc., a subsidiary of privately held Technisource, Inc. Technisource Hardware is a reseller of software and hardware products for IT infrastructure requirements and provides professional services related to system integration. The Company acquired Technisource to expand its systems integration capabilities in the U.S similar to its German operation. The Company purchased an established profitable business with knowledge and understanding of how to sell third party products in an effort to expand its service-based business and add customers. The total purchase price was $3,285,000 of which $2,701,000 was paid in cash at closing, $458,000 was paid subsequently related to the net working capital items acquired and $126,000 was paid in transaction costs directly related to the acquisition. The transaction resulted in $2,779,000 in goodwill which is deductible for income tax purposes. The purchase price was based on the parties’ determination of the fair value taking into consideration industry benchmarks, revenue and cash flow projections.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

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

The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the transaction taken place at the beginning of 2003 or future results of the combined companies.

2003 Pro Forma
(Amounts in thousands, except per share amounts)
Total sales	$37,030

Operating loss	$(2,573)

Net loss	$(1,265)

Net loss per share—diluted	$(0.36)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

5.	Investments

At September 30, 2005 and 2004, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2005
Marketable equity securities	$310	$45	$355
Bonds and municipal revenue notes	2,747	—	2,747
U.S. treasury bills	150	—	150

Total	$3,207	$45	$3,252

September 30, 2004 (Restated)
Marketable equity securities	$302	$29	$331
Bonds and municipal revenue notes	2,782	—	2,782
U.S. treasury bills	125	—	125

Total	$3,209	$29	$3,238

	Short-term	Long-term	Total
September 30, 2005
Held-to-maturity	$2,648	$249	$2,897
Available-for-sale	355	—	355

	$3,003	$249	$3,252

	Short-term	Long-term	Total
September 30, 2004 (Restated)
Held-to-maturity	$2,684	$223	$2,907
Available-for-sale	331	—	331

	$3,015	$223	$3,238

The investment balances at September 30, 2004 as well as the presentation of short-term investments at that date have been reduced as discussed in Note 2 by approximately $7 million to reflect the restatement of short-term highly liquid investments with maturities of less than three months to cash and cash equivalents. In addition, $49,000 has been reclassified to long term investments.

Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders’ equity until realized. This change in unrealized gain (loss) amounted to $16,000, $17,000 and ($25,000) for the years ended September 30, 2005, 2004 and 2003, respectively.

At September 30, 2005, the cost and estimated fair values of short-term and long-term held-to-maturity debt securities by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Less than one year	$2,648	$2,648
Mature in 1-2 years	50	52
Mature in 2-5 years	199	205

Total	$2,897	$2,905

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Included in the tables above are assets held in a trust that are available only to pay a certain retirement obligation of a former employee. The total assets were $636,000 and $674,000 of which $248,000 and $174,000 was classified as long-term holdings of the trust at September 30, 2005 and 2004, respectively.

6.	Inventories

Inventories consist of the following:

	September 30,
	2005	2004
	(Amounts in thousands)
Raw materials	$993	$1,421
Work-in-process	571	737
Finished goods	2,147	1,441

Total	$3,711	$3,599

7.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Unrealized gain( loss ) on available-for-sale securities	Effect of Foreign currency translation	Additional minimum pension liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2002	$37	$(916)	$(3,310)	$(4,189)
Change in period	(25)	(725)	(268)	(1,018)

Balance September 30, 2003	12	(1,641)	(3,578)	(5,207)
Change in period	17	53	709	779

Balance September 30, 2004	$29	$(1,588)	$(2,869)	$(4,428)
Change in period	16	(171)	952	797

Balance September 30, 2005	$45	$(1,759)	$(1,917)	$(3,631)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

8.     Income Taxes:

The provisions for income taxes from continuing operations are comprised of the following:

	Years Ended September 30,
	2005	2004	2003
	(Amounts in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$378	$530	$(1,931)
Foreign	909	1,269	1,010

	$1,287	$1,799	$(921)

Current:
Federal	$56	$50	$(451)
State	11	—	—
Foreign	267	20	640

	334	70	189

Deferred:
Federal	74	99	—
State	—	—	—
Foreign	109	371	(291)

	183	470	(291)

	$517	$540	$(102)

Income tax benefit for discontinued operations was $66,000 for the year ended September 30, 2003. There was no significant income tax benefit for the years of September 30, 2005 and 2004.

Reconciliation of expected income tax expense (benefit) from continuing operations to actual income tax expense is as follows:

	Years Ended September 30,
	2005		2004		2003
	(Amounts in thousands)
Computed expected tax expense (benefit) from continuing operations	$438	34.0%	$612	34.0%	$(313)	34.0%
Increases (reductions) in taxes resulting from:
Dividend exclusion	(2)	(0.2)	(1)	(0.1)	(1)	0.1
Tax exempt interest	(6)	(0.5)	(2)	(0.1)	(12)	1.3
State income taxes, net of federal tax benefit	7	0.6	1	0.1	—	—
Foreign operations	67	5.2	(41)	(2.3)	7	(0.8)
Change in valuation allowance	(29)	(2.3)	(98)	(5.4)	211	(22.9)
Other items	42	3.3	69	3.9	6	(0.7)

Income tax expense from continuing operations	$517	40.1%	$540	30.1%	$(102)	11.0%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

For the years ended September 30, 2005 and 2004, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30 2005	September 30 2004
	(Amounts in thousands)
Deferred tax assets:
Deferred compensation	$2,004	$2,186
Other accruals	318	305
In process research and development	—	128
Inventory capitalization and reserves	975	1,043
State research and development credits, net of federal benefit	289	466
Federal net operating loss carryforwards	1,116	1,000
Foreign net operating loss carryforwards	2,886	3,026
Unrealized gain or loss	17	10
Depreciation	58	460

Gross deferred tax assets	7,663	8,624
Less: valuation allowance	(7,307)	(8,360)

Realizable deferred tax assets	356	264
Deferred tax liabilities:
Goodwill	(166)	(99)

Net deferred tax assets	$190	$165

The net change in the total valuation allowance for the year ended September 30, 2005 was a decrease of $1.1 million. A full valuation allowance has been recorded against the gross deferred tax asset in the U.S. and U.K. since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

The deferred tax valuation allowance was $7,307,000 and $8,360,000 at September 30, 2005 and 2004, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize these benefits.

As of September 30, 2005, the Company had an operating loss carryforward of approximately $3.0 million for U.S. federal income tax purposes which is available to offset future taxable income, if any, through 2025. As of September 30, 2005, the Company also had research and development and other credits for state tax purposes of approximately $438,000, which may expire in varying amounts through 2018. Net operating loss carryforwards and other tax attributes may be limited in the event the Company incurs an ownership change as defined under Internal Revenue Code Section 382.

As of September 30, 2005 and 2004, the Company had United Kingdom net operating loss carryforwards of approximately $9.6 million that have an indefinite life and no expiration.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Deferred taxes have not been provided for U.S. federal and foreign income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

The American Jobs Creation Act (the “AJCA”) includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company has not started an evaluation of the effects of the repatriation. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $2.4 million. The Company is unable to reasonably estimate the tax effect of a possible remittance at the time of its issuance of its financial statements.

9.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2005	September 30, 2004
	(Amounts in thousands)
Building and improvements	$522	$522
Equipment	4,768	4,150
Automotive equipment	36	36

	5,326	4,708
Less accumulated depreciation	4,147	3,507

Property, equipment and improvements, net	$1,179	$1,201

Depreciation expense was $596,000, $562,000, and $632,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

10.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2005	2004
	(Amounts in thousands)
Accounts payable	$1,457	$3,349
Commissions	163	133
Compensation and fringe benefits	1,507	1,832
Customer advances	1,464	1,408
Professional fees and shareholders’ reporting costs	592	699
Taxes, other than income	342	289
Other	675	393

	$6,200	$8,103

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

11.    Stock Options and Awards

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares, which was ratified by the shareholders in January 1998. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. In 2003, the Company adopted the 2003 Stock Incentive Plan which covers 200,000 shares of common stock. The 2003 Stock Incentive Plan also may have awards of restricted and unrestricted stock. Under all of the plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuances of options at their fair market value on the date of grant. Except for options granted to non-employee directors of the Company, the options vest over four years and expire ten years from the date of grant. In the 1991 Stock Incentive Plan, up to 26,624 shares are allocated for annual non-discretionary grants of 1,100 shares each to non-employee directors of the Company who are serving on the last business day of January each year. The options granted to non-employee directors vest over three years and expire ten years from the date of grant. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair market value on the date of the grant. These options vest over a period of five years and expire ten years from the date of the grant.

The following is a summary of common stock option activity for the three years ended September 30, 2005:

	Weighted average exercise price of shares under plans	Weighted average fair value of options granted during the year	Number of Shares
			2003 Plan	1997 Plan	1991 Plan	Non Qualified Stock Options	Total
Outstanding September 30, 2002	$5.53		—	146,500	256,955	—	403,455
Granted	$2.98	$2.51	—	55,000	—	75,000	130,000
Expired and terminated	$6.58		—	(3,000)	(13,821)	—	(16,821)

Outstanding September 30, 2003	$4.86		—	198,500	243,134	75,000	516,634
Granted	$5.25	$3.18	4,000	4,000	750	—	8,750
Expired and terminated	$4.58		—	(4,000)	(5,162)	—	(9,162)
Exercised	$3.81		—	—	(5,766)	—	(5,766)

Outstanding September 30, 2004	$4.81		4,000	198,500	232,956	75,000	510,456
Granted	$9.69	$4.46	95,000	—	—	—	95,000
Expired and terminated	$9.17		(1,500)	(500)	(3,032)	—	(5,032)
Exercised	$4.97		—	(12,100)	(68,417)	(16,250)	(96,767)

Outstanding September 30, 2005	$5.15		97,500	185,900	161,507	58,750	503,657

Available for future grants			102,500	500	—	—	103,000
Exercisable			19,500	167,275	161,257	33,750	381,782

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.64—$4.60	157,221	6.4	$3.14	116,346	$3.30
$5.00—$6.40	252,936	2.9	$5.71	249,936	$5.71
$7.05—$7.93	13,500	9.4	$7.61	8,000	$7.93
$10.03—$10.03	80,000	9.3	$10.03	7,500	$10.03

	503,657		$5.15	381,782	$5.10

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

12.    Stock Purchase Plan

In October 1997, the board of directors of the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 114,255 shares have been issued under the 1997 Purchase Plan at September 30, 2005.

13.    Pension and Retirement Plans

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

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The plan assets in the United Kingdom comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The German Plan does not have any assets and therefore all costs and benefits of the plan are paid annually with cash flow from operations.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans aggregating $1.7 million and $1.6 million as of September 30, 2005 and 2004, respectively. The costs and benefit payments for these plans are paid through the operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

At September 30, 2005, the international pension plans held investments of approximately $6.8 million.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The following table provides the weighted average actuarial assumptions used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations.

	Pension			Post-Retirement
	Years ended September 30,			Years ended September 30,
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions:
Discount rate:
U.S. plans	5.75%	6.0%	7.0%	5.75%	6.0%	7.0%
Foreign plans	4.9%	5.6%	5.6%
Expected return on plan assets:
U.S. plans	—	—	—
Foreign plans	6.25%	6.7%	6.7%
Rate of compensation increase:
U.S. plans	—	—	—
Foreign plans	2.0%	3.0%	3.0%

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Years Ended September 30
	2005			2004			2003
	Foreign	U.S.	Total	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$87	$7	$94	$107	$6	$113	$83	$34	$117
Interest cost	618	150	768	638	160	798	556	226	782
Expected return on plan assets	(355)	—	(355)	(354)	—	(354)	(271)	—	(271)
Amortization of:
Prior service costs/(gains)	(121)	—	(62)	(120)	—	(120)	120	—	120
Amortization of net loss	147	59	147	174	75	249	(111)	—	(111)

Net periodic benefit cost	$376	$216	$592	$445	$241	$686	$377	$260	$637

Post Retirement:
Service cost	$—	$50	$50	$—	$47	$47	$—	$47	$47
Interest cost	—	29	29	—	25	25	—	6	6
Expected return on plan assets	—	—	—	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—	—	—	—
Net transition asset	—	75	75	—	—	—	—	—	—

Net periodic benefit cost	$—	$154	$154	$—	$72	$72	$—	$53	$53

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(1,001)	$258	$(743)	$(709)	$—	$(709)	$268	$—	$268

Post Retirement:
Increase in minimum liability included in comprehensive income (loss)	$—	$—	$—	$—	$—	$—	$—	$—	$—

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The following table presents an analysis of the changes in 2005 and 2004 of the benefit obligation, the plan assets and the funded status of the plans:

	For the Years Ended September 30
	2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in project benefit obligation (PBO)
Balance beginning of year	$11,254	$2,497	$13,751	$10,470	$2,665	$13,135
Service cost	87	7	94	107	6	113
Interest cost	618	150	768	638	160	798
Changes in actuarial assumptions	381	140	521	(579)	(11)	(590)
Foreign exchange impact	(342)	—	(342)	884	—	884
Benefits paid	(305)	(302)	(607)	(266)	(323)	(589)

Projected benefit obligation at end of year	$11,693	$2,492	$14,185	$11,254	$2,497	$13,751

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,758	—	$5,758	$4,978	—	$4,978
Actual gain on plan assets	1,448	—	1,448	474	—	474
Company contributions	127	302	429	125	323	448
Foreign exchange impact	(188)	—	(188)	447	—	447
Benefits paid	(305)	(302)	(607)	(266)	(323)	(589)

Fair value of plan assets at end of year	$6,840	$—	$6,840	$5,758	$—	$5,758

Funded Status:
Plan assets less than projected benefit obligation	$4,853	$2,492	$7,345	$5,496	$2,497	$7,993

Post Retirement:
Change in project benefit obligation (PBO)
Balance beginning of year	$—	$494	$494	$—	$422	$422
Service cost	—	50	50	—	47	47
Interest cost	—	29	29	—	25	25
Changes in actuarial assumptions	—	25	25	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$598	$598	$—	$494	$494

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded Status:
Plan assets less than projected benefit obligation	$—	$598	$598	$—	$494	$494

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The decrease in the unfunded status of the pension plans in 2005 results primarily from the effect on plan assets of capital markets performance.

Plans with projected benefit obligations in excess of plan assets are primarily attributable to domestic unfunded supplemental retirement plans, as well as German plans which are legally not required to be funded.

The amounts recognized in the consolidated balance sheet consist of:

	For the Years Ended September 30
	2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,652)	$(2,492)	$(7,144)	$(5,496)	$(2,320)	$(7,816)
Accumulated other comprehensive income	1,868	258	2,126	2,869	—	2,869

Net amount recognized	$(2,784)	$(2,234)	$(5,018)	$(2,627)	$(2,320)	$(4,947)

Post Retirement:
Accrued benefit liability	$—	$(423)	$(423)	$—	$(269)	$(269)
Accumulated other comprehensive income	—	—	—	—	—	—

Net amount recognized	$—	$(423)	$(423)	$—	$(269)	$(269)

Cash Flows

Contributions

The Company expects to contribute $350,000 to its pension plan and $86,000 to its other postretirement benefit plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2006	$438
2007	485
2008	529
2009	544
2010	598
Thereafter	$4,973

Defined Contribution Plans

The Company has domestic defined contribution plans in the United Kingdom under which the Company matches the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $239,000, $187,000 and $144,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

14.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2006	$1,144
2007	840
2008	627
2009	407
2010 and thereafter	390

$3,408

Occupancy expenses under the operating leases approximated $1.9 million in 2005, $1.7 million in 2004 and $1.4 million in 2003.

Common Stock Repurchase

The Board of Directors authorized the Company to repurchase up to 744,542 shares of the outstanding common stock at market price. The Company has repurchased 582,275 shares, or 78% of the total shares authorized to be purchased as of September 30, 2005. The timing of common stock purchases are made at the discretion of management.

15.    Segment and Geographical Information

The Company formerly reported segment information in four operating segments: “Systems”, “Service and systems integration”, “E-business”, and “Other Software”. In 2005, the Company sold the operating assets and liabilities of its Scanalytics division. (See Note 3) Scanalytics comprised the “Other Software” operating segment, which no longer exists. The former “E-business” segment was no longer viewed by the Chief Operating Decision Maker as a business separate from the Service and systems integration business and, accordingly, it has been aggregated into that segment. All previously reported financial information relating to 2004 and 2003 have been restated to conform with the two segment presentation adopted in 2005.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The following table presents certain operating segment information (amounts in thousands).

Fiscal Years Ended September 30,	Systems	Service and system integration	Consolidated Total
2005
Sales:
Product	$8,028	$36,133	$44,161
Service	1,386	11,943	13,329

Total sales	9,414	48,076	57,490
Profit from operations	392	669	1,061
Assets	11,342	19,602	30,944
Capital expenditures	202	416	618
Depreciation	236	360	596

2004
Sales:
Product	$8,317	$31,252	$39,569
Service	686	11,147	11,833

Total sales	9,003	42,399	51,402
Profit from operations	1,474	190	1,664
Assets	11,465	19,244	30,709
Capital expenditures	291	533	824
Depreciation	194	368	562

2003
Sales:
Product	$5,160	15,393	$20,553
Service	328	10,292	10,620

Total sales	5,488	25,685	31,173
Loss from operations	(363)	(2,014)	(2,377)
Assets	9,922	16,026	25,948
Capital expenditures	143	309	452
Depreciation	337	295	632

Profit from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. In calculating profit from operations for individual operating segments, sales and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative sales levels.

The Company depends on a small number of customers for a large portion of its revenues. Sales to E-Plus, a wireless telecommunications company in Germany, and those to Atos Origin GmbH, a systems integrator retained by E-Plus in 2005, accounted for 15%, 22% and 33% of consolidated sales in fiscal years ended September 30, 2005, 2004 and 2003, respectively. Lockheed-Martin, a large defense contractor, accounted for 5% of our consolidated sales in 2005 and 11% and 3% of our consolidated sales in fiscal years 2004 and 2003, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

The following table details the Company’s sales by operating segment for fiscal years September 30, 2005, 2004 and 2003. The Company’s sales by geographic area based on the location to which the products were shipped or services rendered are as follows:

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

2004	North America	Europe	Asia	Total	% of Total
Systems	$7,671	$162	$1,170	$9,003	18%
Service and systems integration	20,040	22,252	107	42,399	82%

Total	$27,711	$22,414	$1,277	$51,402	100%

% of Total	54%	44%	2%	100%

2003	North America	Europe	Asia	Total	% of Total
Systems	$4,078	$409	$1,001	$5,488	18%
Service and systems integration	7,806	17,840	39	25,685	82%

Total	$11,884	$18,249	$1,040	$31,173	100%

% of Total	38%	59%	3%	100%

Long-lived assets by geographic location at September 30, 2005 and 2004 were as follows:

	September 30, 2005	September 30, 2004
	(Amounts in thousands)
North America	$3,553	$3,537
Europe	405	443

Totals	$3,958	$3,980

16.    Restructuring Expense

For the year ended September 30, 2003, as part of the Company’s cost cutting measures, the Company recorded charges of approximately $318,000 related to the termination of 7 employees in Germany, United Kingdom and United States relating to the Service and system integration and Systems segments and the cost of closing an office in Germany. The severance cost was $292,000 which was paid by the end of the 2003 fiscal year. The Company recorded an accrual of $26,000 for the closing cost for the office in Germany which was paid on a monthly basis until the lease was terminated in November 2004. This closing cost includes maintenance, utilities and rent.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

17.    Valuation and Qualifying Accounts

The Company had the following activity for the allowance for doubtful accounts:

	Years ended September 30
	2005	2004	2003
	(Amounts in thousands)
Balance beginning of year	$180	$328	$231
Charged to (income) expense	(31)	(129)	118
Usage	(53)	(20)	(21)
Exchange movement	(7)	1	—

Balance end of year	$89	$180	$328

18.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004:

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2005
Net Sales (b)	$14,092	$18,721	$11,543	$13,134	$57,490
Gross Profit (b)	3,699	4,723	3,567	2,468	14,457
Net income (loss)	237	750	211	(445)	753
Net income (loss) per share—diluted(a)	$0.06	$0.20	$0.06	$(0.12)	$0.20

2004
Net Sales (b)	$11,497	$11,664	$14,032	$14,209	$51,402
Gross Profit (b)	2,592	3,242	3,891	4,313	14,038
Net income (loss)	(228)	478	438	523	1,211
Net income (loss) per share—diluted(a)	$(.06)	$0.13	$0.12	$0.14	$0.32

(a)	Earnings per common share are computed independently for each of the periods presented and therefore may not add up to the total for the year.
(b)	From Continuing Operations, adjusted to exclude the effects of the Scanalytics discontinued operation discussed in Note 3. Accordingly, amounts will not agree to the previously reported Form 10-Q data for the periods ended December 31st and March 31st which were filed prior to the discontinued operation restatement which occurred in June 2005.