Form 10-Q
period 2005-12-31
CSP INC /MA/
filed 2006-04-17
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005.

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 5, 2006, the registrant had 3,683,074 shares of common stock issued and outstanding.

EXPLANATORY NOTE

RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q includes a restatement of our unaudited consolidated statement of cash flows for the three months ended December 31, 2004, which was originally contained in our Form 10-Q filed on February 22, 2005.

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of December 31, 2004 and unaudited consolidated statement of cash flows for the three months ended December 31, 2004 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term. These determinations led to the restatement of our consolidated balance sheets at September 30, 2004 and 2003 as well as our consolidated statements of cash flows for the fiscal years then ended, as discussed in our Form 10-K for the fiscal year ended September 30, 2005, filed March 17, 2006. In this Form 10-Q, our unaudited consolidated statement of cash flows for the three months ended December 31, 2004 has been restated (1) due to the quarterly impact of these classification errors, (2) due to additional misclassifications that affected the net cash provided by or used in operating and investing activities, and (3) in order to correct the effects of changes in exchange rates on cash.

See “Note 2, Restatement,” in the Notes to Unaudited Consolidated Financial Statements for further details.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,304	$9,724
Short-term investments	3,029	3,003
Accounts receivable, net of allowances of $103 and $89	7,355	6,891
Inventories	4,268	3,711
Refundable income taxes	30	26
Other current assets	797	897

Total current assets	24,783	24,252

Property, equipment and improvements, net	1,065	1,179

Other assets:
Long-term investments	219	249
Goodwill	2,779	2,779
Deferred income taxes	352	356
Cash surrender value life insurance	2,010	1,989
Other assets	135	140

Total other assets	5,495	5,513

Total assets	$31,343	$30,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,086	$6,200
Pension and retirement plans	395	438
Income taxes payable	972	943

Total current liabilities	8,453	7,581
Pension and retirement plans	7,193	7,129
Deferred income taxes	185	166

Total Liabilities	15,831	14,876
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,683 and 3,671 shares, respectively	37	37
Additional paid-in capital	10,503	10,377
Retained earnings	8,728	9,285
Accumulated other comprehensive loss	(3,756)	(3,631)

Total shareholders’ equity	15,512	16,068

Total liabilities and shareholders’ equity	$31,343	$30,944

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2005	December 31, 2004
Sales:
Product	$11,938	$10,930
Services	3,158	3,162

Total sales	15,096	14,092

Cost of sales:
Product	9,933	8,302
Services	2,214	2,091

Total cost of sales	12,147	10,393

Gross profit	2,949	3,699
Operating expenses:
Engineering and development	512	769
Selling, general and administrative	2,944	2,436

Total operating expenses	3,456	3,205

Operating income (loss)	(507)	494

Other income (expense):
Foreign exchange loss	(6)	(43)
Other income (expense), net	61	34

Total other income (expense), net	55	(9)

Income (loss) from continuing operations before income taxes	(452)	485
Provision for income taxes	94	197

Income (loss) from continuing operations	(546)	288
Loss from discontinued operations	—	(51)

Net income (loss)	$(546)	$237

Income (loss) per share from continuing operations – basic	$(0.15)	$0.08
Loss per share from discontinued operations – basic	—	(0.01)

Net income (loss) per share – basic	$(0.15)	$0.07

Weighted average shares outstanding – basic	3,679	3,576

Net income (loss) per share from continuing operations – diluted	$(0.15)	$0.07
Loss per share from discontinued operations – diluted	—	(0.01)

Net income (loss) per share – diluted	$(0.15)	$0.06

Weighted average shares outstanding – diluted	3,679	3,860

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31, 2005	December 31, 2004 (Restated)

Cash flows from operating activities:
Net income (loss)	$(546)	$237
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	135	147
Loss on foreign currency transactions	6	43
Non-cash changes in accounts receivable	15	16
Non-cash compensation expense related to stock options	58	—
Deferred income taxes	19	61
Increase in cash surrender value of life insurance	—	(41)
Changes in operating assets and liabilities:
Increase in accounts receivable	(520)	(1,180)
Increase in inventories	(577)	(391)
Decrease (increase) in refundable income taxes	(5)	12
Decrease (increase) in other current assets	91	(581)
Increase (decrease) in accounts payable and accrued expenses	927	(1,209)
Increase in pension and retirement plans	109	74
Increase in income taxes payable	34	131
Decrease in other liabilities	—	(20)
Operating cash flows provided by discontinued operations	5	54

Net cash used in operating activities	(249)	(2,647)

Cash flows from investing activities:
Purchases of available-for-sale securities	(31)	(38)
Purchases of held-to-maturity securities	(23)	(999)
Sales of available-for-sale securities	29	17
Maturities of held-to-maturity securities	29	1,200
Life insurance premiums paid	(20)	(29)
Purchases of property, equipment and improvements	(54)	(158)
Investing cash flows used in discontinued operations	—	(2)

Net cash used in investing activities	(70)	(9)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	—	55
Proceeds from issuance of stock under employee stock purchase plan	78	44
Purchase of common stock	(19)	—

Net cash provided by financing activities	59	99

Effects of exchange rate changes on cash	(160)	457

Net decrease in cash and cash equivalents	(420)	(2,100)
Cash and cash equivalents, beginning of period	9,724	9,831

Cash and cash equivalents, end of period	$9,304	$7,731

Supplementary cash flow information:
Cash paid for income taxes	$82	$23
Cash received from income tax refunds	$33	$—
Cash paid for interest	$39	$28

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Organization and Business

CSP Inc. (CSPI or the Company) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and system integration segment.

1.	Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2.	Restatement

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of December 31, 2004 and unaudited consolidated statement of cash flows for the three months ended December 31, 2004 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term. The Company restated $5.3 million from short-term investments to cash and cash equivalents and $25 thousand from short-term investments to long-term investments as of December 31, 2004. The Company re-analyzed its unaudited consolidated statement of cash flows for the three months ended December 31, 2004 and identified additional misclassifications. In this Form 10-Q, our unaudited consolidated statement of cash flows for the three months ended December 31, 2004 has been restated due to these classification errors.

The restatements reflected in the table below affected the subtotals of net cash used in operating activities, net cash provided by or used in investing activities, and the effects of changes in exchange rates on cash. The changes made to the statements were made in order to (1) properly state our investing activities related to our short and long-term investments and cash equivalents, (2) correct the effects of misclassifications of the foreign exchange movements on the various classifications, and (3) properly classify the change in the cash surrender value of insurance policies.

The table below also reflects the impact of certain reclassifications made to the consolidated cash flows statement as required by Statement of Financial Accounting Standards No. 95, “Statements of Cash Flows,” to reflect the impact of the discontinued operation.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

2.	Restatement, continued

	Unaudited Consolidated Statement of Cash Flows Three months ended December 31, 2004
	As reported	Restatement Adjustment	Adjustment for discontinued operation	As Restated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$237	—	—	$237
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	149	—	(2)	147
Loss on foreign currency transactions	43	—	—	43
Non-cash changes in accounts receivable	12	4	—	16
Deferred income taxes	47	14	—	61
Increase in cash surrender value of life insurance	(70)	29	—	(41)
Changes in operating assets and liabilities:			—
(Increase) decrease in accounts receivable	(1,197)	53	(36)	(1,180)
(Increase) decrease in inventories	(397)	10	(4)	(391)
Decrease in refundable income taxes	—	12	—	12
(Increase) decrease in other current assets	(573)	5	(13)	(581)
Increase (decrease) in accounts payable and accrued expenses	(1,163)	(47)	1	(1,209)
Increase (decrease) in pension and retirement plans	143	(69)	—	74
Increase (decrease) in income taxes payable	139	(8)	—	131
Decrease in other liabilities	(20)	—	—	(20)
Operating cash flows provided by discontinued operations	—	—	54	54

Net cash provided by (used in) operating activities	(2,650)	3	—	(2,647)

Cash flows from investing activities:
Purchases of available-for-sale securities	(38)	—	—	(38)
Purchases of held-to-maturity securities	(1,490)	491	—	(999)
Sales of available-for-sale securities	17		—	17
Maturities of held-to-maturity securities	3,850	(2,650)	—	1,200
Life insurance premiums paid	—	(29)	—	(29)
Purchases of property, equipment and improvements	(160)	—	2	(158)
Investing cash flows used in discontinued operations	—	—	(2)	(2)

Net cash provided by (used in) investing activities	2,179	(2,188)	—	(9)

Cash flows from financing activities:			—
Proceeds from stock issued from exercise of options	55	—	—	55
Proceeds from issuance of stock under employee stock purchase plan	44	—	—	44

Net cash provided by financing activities	99	—	—	99

Effects of exchange rate changes on cash	(93)	550	—	457
Net decrease in cash and cash equivalents	(465)	(1,635)	—	(2,100)
Cash and cash equivalents, beginning of period	2,880	6,951	—	9,831

Cash and cash equivalents, end of period	$2,415	$5,316	—	$7,731

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

3.	Use of Estimates

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

4.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the statement on October 1, 2005.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending September 30, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

5.	Reclassifications

Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentation. These reclassifications were made related to the accounting for the Scanalytics discontinued operation, which was sold in June 2005.

6.	Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the assumed weighted average number of common shares outstanding.

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
	December 31, 2005	December 31, 2004
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$(546)	$288

Weighted average number of shares outstanding – basic	3,679	3,576
Incremental shares from the assumed exercise of stock options	—	284

Weighted average number of shares outstanding – dilutive	3,679	3,860

Net income (loss) per share from continuing operations – basic	$(0.15)	$0.08

Net income (loss) per share from continuing operations – diluted	$(0.15)	$0.07

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the three months ended December 31, 2005, due to our net loss, all of our outstanding options of 503,657 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three months ended December 31, 2004, options of 578,165 were included in the diluted net income per share calculation and 3,000 options were excluded.

7.	Stock Options and Awards

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. In 2003, the Company adopted the 2003 Stock Incentive Plan which covers 200,000 shares of common stock. The 2003 Stock Incentive Plan also provides for awards of restricted and unrestricted stock. Under all of the plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuances of options at their fair market value on the date of grant. Except for options granted to non-employee directors of the Company, the options vest over four years and expire ten years from the date of grant. In the 2003 Stock Incentive Plan, an annual non-discretionary grant of 2,500 options will be granted to each of the non-employee directors of the Company who are serving on the board on the announcement date of the 1st quarter’s financial results. The options granted to non-employee directors vest after six months and expire three years from the date of grant. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vest over a period of four years and expire ten years from the date of grant.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended December 31, 2005 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $58 thousand. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended December 31, 2004. The following table summarizes stock-based compensation expense related to employee stock options and stock purchases and nonvested shares under SFAS No. 123(R) for the three months ended December 31, 2005 which was allocated as follows:

Three months ended December 31, 2005
(Amounts in thousands)
Cost of sales	—
Engineering and development	—
Selling, general and administrative	$58

Total	$58

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. There were no options granted during the three months ended December 31, 2005; however, the following values for the indicated variables would have been used to value options if any had been granted and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Three months ended December 31, 2005
Expected volatility	60%
Expected dividend yield	—
Risk-free interest rate	4.18%-4.41%
Expected term (in years)	2.3-6.0

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

The volatility assumption is based on the historical weekly price data of the Company’s stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. As there were no grants during the quarter, the amount shown is the range of the rates over the quarter.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of options holders during the period from September 1995 to December 31, 2005. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based partially on historical experience.

The status of the plans during the three months ended December 31, 2005 is as follows:

Stock Options	Number of shares	Weighted average exercise price
Stock options outstanding, September 30, 2005	503,657	$5.15
Granted	—	—
Exercised	—	—
Forfeited	—	—
Stock options outstanding, December 31, 2005	503,657	$5.15

As of December 31, 2005, unrecognized stock based compensation related to stock options was approximately $482 thousand. This cost is expected to be expensed over a weighted average period of 1.9 years. The aggregate intrinsic value of stock options outstanding as of December 31, 2005 is approximately $700 thousand.

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 2.64 - $ 4.60	157,221	6.1	$3.14	119,471	$3.28
$ 5.00 - $ 6.40	252,936	2.6	$5.71	250,936	$5.71
$ 7.05 - $ 7.93	13,500	9.1	$7.93	8,000	$7.93
$10.03 - $10.03	80,000	9.0	$10.03	20,000	$10.03

	503,657		$5.64	398,407	$5.24

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Pro forma Information under SFAS No. 123.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123.

For the three months ended December 31, 2004
(Amounts in thousands)
Net income	$237
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(56)
Add: Total stock-based employee compensation expense included in reported net income	—

Pro forma net income	$181

Income (loss) per share:
Basic, as reported	$0.07

Diluted, as reported	$0.06

Basic, pro forma	$0.05

Diluted, pro forma	$0.05

Weighted average shares outstanding – basic	3,576

Weighted average shares outstanding – diluted	3,860

8.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2005	2005
	(Amounts in thousands)
Raw materials	$1,390	$993
Work-in-progress	642	571
Finished goods	2,236	2,147

Total	$4,268	$3,711

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended December 31,
	2005	2004
	(Amounts in thousands)
Net income (loss)	$(546)	$237
Unrealized gain on available-for-sale securities	4	18
Effect of foreign currency translation	(129)	227
Additional minimum pension liability	—	—

Comprehensive income (loss)	$(671)	$482

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31, 2005	September 30, 2005
	(Amounts in thousands)
Unrealized gain on available-for-sale securities	$49	$45
Cumulative effect of foreign currency translation	(1,926)	(1,759)
Additional minimum pension liability	(1,879)	(1,917)

Accumulated Comprehensive income (loss)	$(3,756)	$(3,631)

10.	Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. Domestically, the Company provides for officer death benefits through post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Pension:
Service cost	$28	$2	$30	$23	$2	$25
Interest cost	139	36	175	157	38	195
Expected return on plan assets	(97)	—	(97)	(92)	—	(92)
Amortization of:
Prior service costs/(gains)	13	22	35	40	15	55
Net transition asset	(31)	—	(31)	(31)	—	(31)

Net periodic benefit cost	$52	$60	$112	$97	$55	$152

Post Retirement:
Service cost	$—	$14	$14	$—	$13	$13
Interest cost	—	9	9	—	7	7
Expected return on plan assets	—	—	—	—	—	—
Amortization of:				—	—	—
Prior service costs/(gains)	—	14	14	—	19	19
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$37	$37	$—	$39	$39

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

11.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
Three Months Ended December 31, 2005
Sales:
Product	$1,267	$10,671	$11,938
Service	426	2,732	3,158
Total sales	$1,693	$13,403	$15,096
Profit (loss) from operations	$(528)	$21	$(507)
Assets	$11,350	$19,993	$31,343
Capital expenditures	$2	$52	$54
Depreciation	$55	$80	$135

Three Months Ended December 31, 2004
Sales:
Product	$2,528	$8,402	$10,930
Service	244	2,918	3,162
Total sales	$2,772	$11,320	$14,092
Profit (loss) from operations	$149	$345	$494
Assets	$10,965	$20,430	$31,395
Capital expenditures	$89	$69	$158
Depreciation	$57	$90	$147

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. The information for the three months ended December 31, 2004 has been reclassified to conform to the December 31, 2005 segment presentation as disclosed in 2005 Form 10-K.

All intercompany transactions have been eliminated.

Assets include deferred income tax assets and other financial instruments owned by the Company.

For the three months ended December 31, 2005 and 2004, the Company had sales of 10% to (E-Plus, a Service and system integration customer, a wireless telecommunication company in Germany and those to Atos Origin GmbH, a system integrator retained by E-Plus in 2005) which accounted for approximately $5.0 million (33%) and $3.1 million (22%) of consolidated sales, respectively. No other customers had sales in excess of 10% of consolidated sales for the three months ended December 31, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

As discussed in Note 2 to our consolidated financial statements included herein, we have restated our consolidated statement of cash flows for the three months ended December 31, 2004 to correct certain misclassifications. The restatement had no effect on our reported operating results for the three months ended December 31, 2004. The following discussion has been adjusted, where applicable, for the restatement of our unaudited consolidated statements of cash flows.

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

Revenue recognition

Our revenues are primarily generated from the sale of IT solutions, third-party products, network management and storage systems integration services and high-performance cluster computer systems. CSPI recognizes revenues in accordance with generally accepted accounting principles in the United States. Specifically, we follow the requirements of SAB 104 and EITF 00-21. The manner in which we apply these standards to our revenue recognition is as follows:

Systems Revenue

Revenue from the sale of hardware products is recognized at the time of shipment and when all revenue recognition criteria have been met.

The Company also offers training, maintenance agreements and support services. The Company has established fair value on our training, maintenance and support services based on separate sales of these elements at prices stated in our standard price lists. These prices are not discounted. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically three to twelve months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided. Revenue on training is recognized when the training is completed.

During fiscal 2005, the Company began to recognize royalty revenues related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement. This is the point as defined in the contract that payment of the royalty is committed and the Company has no further performance obligations and the earnings process is complete.

Service and System Integration Revenue

Our Service and Systems Integration segment includes the re-sale of third-party hardware and third-party software, which may be bundled with extended third party warranty, installation, training and support services. The third-party warranty is solely serviced by our vendors and we do not have any service obligations under these warranties. Under the support services agreements, we provide services to identify which component in the system is causing a malfunction; however, once the malfunctioning component is isolated, the customer must deal directly with the third party vendor for remediation.

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

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Risk Factors That May Affect Future Results”. See the discussion of risk factors in our 2005 Form 10-K. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond our control. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. If we are awarded a significant contract our projections will be impacted and we may reverse the valuation allowance against the deferred tax asset.

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

Goodwill Impairment

We follow the requirements of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, and test for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At December 31, 2005 and September 30, 2005, we had $2,779,000 in Goodwill. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. Goodwill is tested at the lowest level within the consolidated group for which identifiable cash flows that are largely independent on the cash flows of other assets and liabilities. For testing conducted at September 30, 2005, the testing was conducted at the level of the division within MODCOMP which comprises the business acquired from Technisource in 2003.

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. Pension expense is based on actuarial computation of current and future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. The Company estimates return on assets using historical market data for the investment classes of assets held by the Plans, adjusted for the current economic environment. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while deceases would lower pension expense. Discount rates are selected based upon rates of return on high quality debt securities currently available and expected to be available during the period to maturity of the pension benefits. A decrease in the discount rate would result in greater pension expense and projected benefit obligation while an increase in the discount rate would decrease pension expense and projected benefit obligation. In accordance with Financial Accounting Standards No. 87 “Employee Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and therefore, generally affect recognized expense and the recorded obligation in future periods.

The Company’s plan in Germany is unfunded and complies with all German government requirements. In estimating the pension expense and projected benefit obligation, we utilized a compensation rate of increase of 2%. The Company calculated an assumed discount rate of 4.3% at September 30, 2005 considering the timing of expected future cash benefit payments. In formulating this assumption, the Company utilized 10 year Euro treasury bonds adjusted to add .3% for AA rated Euro corporate bond premiums. Each participant in the plan has an individual contract with the Company governed by German law. The plan is funded through operations and the estimated total obligation of the plan is $2.8 million at December 30, 2005. The estimated obligation of the plan is the excess of the projected benefit obligation, or “PBO”, over the fair value of the pension plan assets at the end of the period. The Company recorded a minimum pension liability of $454,000 at December 31, 2005. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

In the United Kingdom, benefits accruing to participants were frozen on April 30, 2002. Accordingly active employees ceased to accrue benefits under the plan as of that date. The plan is partially funded with investments of $6.8 million at September 30, 2005. The assets are invested in equity securities and bonds which are managed by a third party trustee. The Company calculated an assumed discount rate of 5% at September 30, 2005 considering the timing of expected future cash benefit payments. In formulating this assumption, the Company utilized the U.K. government 15 year medium coupon bond rate plus .75%, adjusted for corporate bond premiums. The expected return on assets analysis prepared by the Company reflected expected return on plan assets assumptions in 2005 and 2004 of 6.25% and 6.70%, respectively. The Company had contributed approximately $68,000 each year for each of the last two years and will continue to contribute to the plan based on the U.K. statutory minimum pension funding requirements. The unfunded projected benefit obligation is $1.7 million at December 31, 2005. The Company has a minimum pension liability of $1.4 million at September 30, 2005. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. The plan liabilities were estimated at September 30, 2005 using a discount rate assumption of 5.75% based on current long term investments rates. Management estimates the discount rates based upon the timing of expected future cash benefit payments and the interest rate indices of Moody’s and Citi Group to arrive at the current discount rate assumption. The estimated projected benefit obligation for these plans is $2.5 million. The Company has recorded a minimum pension liability of $258,000 at September 30, 2005. The Company also provides for offer death benefits through post-retirement plans to certain officers. The discount rate used to estimate these plans liabilities is 5.75% which estimated in the same manner as the supplemental plan obligation discount rate. The plans do not have any minimum funding requirements and the Company plans to fund the obligation through life insurance contracts. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant.

Stock-Based Compensation Expense

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended December 31, 2005 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $58 thousand. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended December 31, 2004.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statement of operations for the three months ended December 31, 2005 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 was zero for the three months ended December 31, 2005, as there were no option grants during the quarter.

Upon adoption of SFAS No. 123(R), the Company also continued the use of the Black-Scholes option pricing method that it had used to establish fair value of options granted prior to October 1, 2005. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending June 30, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.

Results of Operations

Overview of the three months ended December 31, 2005 Results of Operations

The Company sold substantially all of the net assets of its Scanalytics subsidiary in June 2005. The assets, liabilities and operating results of Scanalytics have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated balance sheets, statements of operations, and cash flows and the related notes to the unaudited consolidated financial statements for all periods presented.

Scanalytics was the sole constituent of the previously reported “Other Software” segment. The former “E-business” segment was no longer viewed by the Chief Operating Decision Maker as a business separate from the Service and systems integration business and, accordingly, it has been aggregated into that segment.

CSP Inc. operates in two segments:

•	Systems, which include manufactured hardware products:

•	Service and systems integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development.

Highlights include:

•	Revenue growth of $1.0 million, or 7%,

•	Operating loss of $507 thousand for the three months ended December 31, 2005 compared to Operating income of $494 thousand in the comparable period of 2004.

•	Net loss of $546 thousand for the three months ended December 31, 2005 compared to Net income of $237 thousand in the comparable period of 2004.

•	Net cash used in operations of $249 thousand for the three months ended December 31,2005 compared to a net use of cash for operating activities for the comparable period of 2004 of $2.6 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2005 and 2004:

	December 31, 2005	% of sales	December 31, 2004	% of sales
Sales	$15,096	100%	$14,092	100%
Costs and expenses:
Cost of sales	12,147	80%	10,393	74%
Engineering and development	512	3%	769	5%
Selling, general and administrative	2,944	20%	2,436	17%

Total costs and expenses	15,603	103%	13,598	96%

Operating income (loss)	(507)	(3%)	494	4%
Other income (loss)	55	—	(9)	—

Income (loss) from continuing operations before income taxes	(452)	(3%)	485	3%
Provision for income taxes	94	(1%)	197	1%

Income (loss) from continuing operations	(546)	(2%)	288	2%
Loss from discontinued operations	—	—	(51)	—

Net income (loss)	$(546)	(2%)	$237	2%

For the three months ended December 31, 2005, sales increased to $15.1 million, compared to $14.1 million for the three months ended December 31, 2004. Net loss for the three months ended December 31, 2005 was $(0.5) million or $(0.15) per share – diluted compared with a net income of $0.2 million or $0.06 per share – diluted for the three months ended December 31, 2004.

Sales

The following table details our sales by operating segment for the three months ended December 31, 2005 and 2004:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase/ (Decrease)
	December 31, 2005	% of Total	December 31, 2004	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$1,693	11%	$2,772	20%	$(1,079)	(39%)
Service and system integration	13,403	89%	11,320	80%	2,083	18%

Total	$15,096	100%	$14,092	100%	$1,004	7%

Total revenues increased by approximately $1.0 million, or 7%, in the first quarter of 2006 compared to the corresponding quarter of 2005. The Systems segment revenues declined $1.1 million, or 39%, due to lower product sales in the MultiComputer division. Offsetting the reduced level of sales activity was an increase in royalty income related to our contract with Lockheed Martin for the Hawkeye E-2D program. We recognized $333,000 in royalty revenue during the first quarter of 2006. Management continues to believe there is a reasonable potential for increased contract activity for systems products during the remainder of fiscal 2006.

Service and system integration segment revenues increased $2.1 million, or 18%, during the first quarter compared to the corresponding quarter of 2005. Product revenues at our German subsidiary accounted for $1.4 million of the increase which is due primarily to a large order from E-Plus and Atos Origin GmbH. Our Florida based systems and service installation business also experienced strong product sales growth, increasing revenues by $0.9 million, or 23% in the first quarter of 2006 compared to the corresponding quarter of 2005.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
	December 31, 2005%		December 31, 2004%
North America	$7,191	48%	$6,760	48%	$431	6%
Europe	7,833	52%	6,798	48%	1,035	15%
Asia	72	—	534	4%	(462)	(87%)

Totals	$15,096	100%	$14,092	100%	$1,004	7%

North American revenue increases in the first quarter of 2006 were primarily driven by the increased product sales experienced at our Florida-based systems and service installation operation, offset by decreased revenues experienced at our MultiComputer division within the Systems segment. European sales increases were due largely to increased product sales at our German subsidiary within the Service and system integration business.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the three months ended December 31, 2005 and 2004:

	Systems	Service and system integration	Total
Three Months Ended December 31, 2005
Sales	$1,693	13,403	$15,096
Cost of sales	661	11,486	12,147

Gross margin $	$1,032	$1,917	$2,949
Gross margin %	61%	14%	20%

Three Months Ended December 31, 2004
Sales	$2,772	11,320	$14,092
Cost of sales	1,184	9,209	10,393

Gross margin $	$1,588	2,111	$3,699
Gross margin %	57%	19%	26%

Sales - $ Increase (decrease)	$(1,079)	2,083	$1,004
% Increase (decrease)	(39%)	18%	7%
Cost of sales - $ Increase (decrease)	$(523)	2,277	$1,754
% Increase (decrease)	(44%)	25%	17%
Gross margin - $ Decrease	$(556)	(194)	$(750)
Gross margin % - Increase (decrease)	4%	(5%)	(6%)

Cost of sales consists primarily of expenses related to the cost of products, either manufactured for the Systems segment or purchased in the Service and system integration segment. It includes salaries, benefits expenses, consultants, facilities and other operating costs associated with the production of revenues. The Company’s overall cost of sales as a percentage of revenues increased from 74% to 80% in the first quarter of 2006 compared to the corresponding quarter of 2005. Cost of sales as a percentage of sales within the Systems segment declined from 43% in the first quarter of 2005 to 39% in the first quarter of 2006. The gross margin percentage in product sales within the Systems division which excludes royalty revenue, decreased slightly from 61% to 57%, attributable to under absorbed overhead costs on lower levels of product sales. Offsetting this decline in product gross margin percent was an increase in the gross margin percent of service revenues due to royalty revenue recognized in the first quarter of fiscal 2006 which has a very high gross margin since there are no related costs to the royalty.

Within the Service and system integration segment, the cost of sales as a percentage of revenues increased from 81% to 86%. The gross margin percentage on product sales in this segment decreased from 14% in the first quarter of 2005 to 12% in the first quarter of 2006. The competitive pressure on margins was experienced at both the German and the Florida operations within the Service and system integration segment. The competitive pressures will continue in the near future but the Company is attempting move to more service revenue that will improve the gross margins.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2005 and 2004:

	For the three months ended				$ Increase (Decrease)	% Increase (Decrease)
	December 31, 2005	% of Total	December 31, 2004	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$512	100%	$515	67%	$(3)	(1)%
Service and system integration	—	—%	254	33%	(254)	(100)%

Total	$512	100%	$769	100%	$(257)	(33)%

Engineering and development expenses decreased overall by $257,000, or 33%, in the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and service integration segment to customer projects, and therefore charged to cost of sales. Engineering costs in our MultiComputer division within the Systems segment remained nearly flat in the first quarter of 2006 compared to the corresponding period of 2005.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended December 31, 2005 and 2004:

	For the Three Months Ended				$ Increase	% Increase
	December 31, 2005	% of Total	December 31, 2004	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,047	36%	$923	38%	$124	13%
Service and system integration	1,897	64%	1,513	72%	384	25%

Total	$2,944	100%	$2,436	100%	$508	21%

Overall selling, general and administrative costs increased by $508,000, or 21%, in the first quarter of 2006 compared to the corresponding quarter of 2005. Approximately half of the increase was due to increased selling and marketing expenses. Our Florida-based service and system integration business increased selling and marketing costs by approximately $258,000 due to higher commission on higher levels of sales as well as an increase in sales related headcount. Selling and marketing costs in the MultiComputer division in the Systems segment remained essentially flat in the first quarter of 2006 compared to the first quarter of 2005.

General and administrative costs increased $250,000 in the first quarter of 2006 compared to the first quarter of 2005. Overall, general and administrative expenses increased due to increased staffing in the finance departments for both segments. The Company recorded compensation expense of $58,000 for the initial adoption of SFAS 123(R) Share Based Payment for employee and directors stock options and employee stock purchase plan. The Company incurred higher costs associated with officers life insurance, audits and financial reviews, and directors fees. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to smaller and more modern facilities, both concluded late in 2005.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2005 and 2004:

	For the Three Months Ended
	December 31, 2005	December 31, 2004	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	($26)	($28)	$2
Interest income	89	52	37
Dividend income	2	2	—
Foreign exchange gain (loss)	(6)	(43)	37
Other income (expense), net	(4)	8	(12)

Total other income (expense), net	$55	($9)	$64

Increases in interest income are due primarily to the general increase in interest rates in effect over the first quarter of 2006 compared to the comparable period of 2005.

Income Taxes

We recorded an income tax expense of $94,000 for the three months ended December 31, 2005 compared to $197,000 of income tax expense for the three months ended December 31, 2004. The tax expense in the three month ended December 31, 2005 was due to the income generated by our foreign subsidiaries in Europe, primarily Germany, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes.

We recorded a valuation allowance for the deferred tax assets for our U.S. and U.K. operations due to the consistent trend of losses sustained during a number of the quarters during the last three years. Management believes that it is more likely than not the deferred tax assets will not be realized. This valuation allowance was determined in accordance with the provisions of SFAS No. 109 (SFAS 109), “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the U.K.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by $420,000 to $9.3 million as of December 31, 2005, as compared to $9.7 million as of September 30, 2005. In the three months ended December 31, 2005, we used approximately $249,000 of cash in operating activities compared to $2.6 million in the same period of the prior fiscal year. The significant change in net cash used in operating activities was primarily due to net loss of $546,000 in the first quarter of 2006 versus income of $237,000 for the first quarter of 2005. Working capital items which drove the most significant changes in operating cash flows were accounts payable and accrued expenses, other current assets, and accounts receivable. In the first quarter of 2005, the Company had paid down approximately $1.2 million of accounts payable, due primarily to a large inventory purchase for a contract in Germany. In the first quarter of 2006, the Company generated approximately $927,000 in operating cash flows by increasing accounts payable and accrued expenses.

Approximately $70,000 of net cash was used in investing activities for the three months ended December 31, 2005 compared to $9,000 during the prior comparable quarter. During the three months ended December 31, 2005, our investing activities consisted of purchases, sales and maturities of marketable securities providing net cash of $4,000 and the use of $54,000 for the purchases of property equipment and improvements and $20,000 in payment of life insurance premiums.

Financing activities generated approximately $59,000 of cash during the three months ended December 31, 2005 compared to $99,000 during the prior comparable quarter. The cash provided in the first quarter of 2006 was mainly from the proceeds of stock issued under our employee stock purchase plan.

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

Based on our current plans and business conditions management believes that our available cash and investments and cash generated from operations will be sufficient to provide for our working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended December 31, 2005 and 2004. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended December 31, 2005.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements. These control deficiencies led to (1) the delay in the filing of our 2005 Annual Report on Form 10-K, (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2005, and (3) restatements of the consolidated balance sheets as of September 30, 2004 and 2003 and statements of cash flows for the years then ended as detailed in our 2005 Form 10-K as well as restatement of our unaudited consolidated statement of cash flows for the three months ended December 31, 2004, as described below.

We incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term. Our unaudited consolidated statement of cash flows for the three months ended December 31, 2004 has been restated due to these classification errors.

In addition, during the preparation of our 2005 Form 10-K an error was discovered in our consolidated statement of cash flows for fiscal 2003 that led management to re-analyze the statements of cash flows for all years presented. This control deficiency resulted in additional restatement adjustments to our consolidated statement of cash flows for the three months ended December 31, 2004.

Accordingly, management determined that these restatements are indicative of control deficiencies that constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

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

In April 2005, we hired a Director of Accounting and Financial Reporting with 20 years of experience to oversee the financial reporting preparation process to address the weaknesses. We also hired a senior accountant at our MODCOMP subsidiary in Florida, who commenced employment in July 2005. We continued to experience material internal control weaknesses in 2005 but as these new personnel become fully familiar with our reporting structure we anticipate improvement. We will continue to evaluate our finance staff resources in response to the concerns about our controls and procedures that arose in connection with the audit of our fiscal 2005 and 2004 financial statements. If greater or additional resources are needed to meet the requirements necessary to handle the complexities of our operations, management will authorize the hiring of additional personnel. The Audit Committee has reviewed all of the matters discussed above and have been actively assessing the plan to improve our controls and procedures. The Committee will continue to monitor the situation and expects to take such further actions as are needed.

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

During the first quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CSP INC.

Date: April 17, 2006	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer, President and Chairman

Date: April 17, 2006	By:	/s/ GARY W. LEVINE
Gary W. Levine
V.P. of Finance and Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002