Form 10-Q
period 2006-03-31
CSP INC /MA/
filed 2006-05-15
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2006, the registrant had 3,675,971 shares of common stock issued and outstanding.

EXPLANATORY NOTE

RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q includes a restatement of our unaudited consolidated statement of cash flows for the six months ended March 31, 2005, which was originally contained in our Form 10-Q filed on May 16, 2005.

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of March 31, 2005 and unaudited consolidated statement of cash flows for the six months ended March 31, 2005 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term, and we also identified other misclassifications within the cash flows statement related to tax and the foreign exchange effects on cash. These determinations led to the restatement of our consolidated balance sheets at September 30, 2004 and 2003 as well as our consolidated statements of cash flows for the fiscal years then ended, as discussed in our Form 10-K for the fiscal year ended September 30, 2005, filed March 17, 2006. In this Form 10-Q, our unaudited consolidated statement of cash flows for the six months ended March 31, 2005 has been restated (1) due to the quarterly impact of these classification errors, (2) due to additional misclassifications that affected the net cash provided by or used in operating and investing activities, and (3) in order to correct the effects of changes in exchange rates on cash.

See “Note 2, Restatement,” in the Notes to Unaudited Consolidated Financial Statements for further details.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,284	$9,724
Short-term investments	2,378	3,003
Accounts receivable, net of allowances of $178 in 2006 and $89 in 2005	11,413	6,891
Inventories	4,313	3,711
Refundable income taxes	34	26
Other current assets	1,562	897

Total current assets	29,984	24,252

Property, equipment and improvements, net	1,089	1,179

Other assets:
Long-term investments	—	249
Goodwill	2,779	2,779
Deferred income taxes	357	356
Cash surrender value life insurance	2,024	1,989
Other assets	140	140

Total other assets	5,300	5,513

Total assets	$36,373	$30,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,778	$6,200
Pension and retirement plans	380	438
Income taxes payable	1,108	943

Total current liabilities	12,266	7,581
Pension and retirement plans	7,352	7,129
Deferred income taxes	203	166

Total Liabilities	19,821	14,876
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,676 and 3,671 shares, respectively	37	37
Additional paid-in capital	10,545	10,377
Retained earnings	9,726	9,285
Accumulated other comprehensive loss	(3,756)	(3,631)

Total shareholders’ equity	16,552	16,068

Total liabilities and shareholders’ equity	$36,373	$30,944

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Sales:
Product	$14,936	$15,383	$26,874	$26,313
Services	2,711	3,339	5,869	6,501

Total sales	17,647	18,722	32,743	32,814

Cost of sales:
Product	10,991	11,604	20,924	19,906
Services	1,938	2,394	4,152	4,485

Total cost of sales	12,929	13,998	25,076	24,391

Gross profit	4,718	4,724	7,667	8,423
Operating expenses:
Engineering and development	610	695	1,122	1,464
Selling, general and administrative	3,125	3,092	6,069	5,528

Total operating expenses	3,735	3,787	7,191	6,992

Operating income	983	937	476	1,431

Other income (expense):
Foreign exchange gain (loss) )	4	14	(2)	(29)
Other income, net	177	76	238	110

Total other income, net	181	90	236	81

Income from continuing operations before income taxes	1,164	1,027	712	1,512
Provision for income taxes	131	257	225	454

Income from continuing operations	1,033	770	487	1,058
Loss from discontinued operations	—	(20)	—	(71)

Net income	$1,033	$750	$487	$987

Income per share from continuing operations – basic	$0.28	$0.21	$0.13	$0.30
Loss per share from discontinued operations – basic	—	—	—	(0.02)

Net income per share – basic	$0.28	$0.21	$0.13	$0.28

Weighted average shares outstanding – basic	3,682	3,591	3,680	3,584

Income per share from continuing operations – diluted	$0.27	$0.20	$0.13	$0.28
Loss per share from discontinued operations – diluted	—	—	—	(0.02)

Net income per share – diluted	$0.27	$0.20	$0.13	$0.26

Weighted average shares outstanding – diluted	3,767	3,814	3,781	3,811

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31, 2006	March 31, 2005 (Restated)
Cash flows from operating activities:
Net income	$487	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264	297
Loss on foreign currency transactions	—	28
Loss on disposal of property, net	5	7
Non-cash changes in accounts receivable	134	12
Non-cash compensation expense related to stock options	120	—
Deferred income taxes	37	142
Increase in cash surrender value of life insurance	—	(10)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(4,643)	1,704
Increase in inventories	(610)	(417)
Increase in refundable income taxes	(8)	(13)
Increase in other current assets	(659)	(429)
Increase in other assets	—	(53)
Increase (decrease) in accounts payable and accrued expenses	4,557	(303)
Increase in pension and retirement plans	183	293
Increase in income taxes payable	147	280
Decrease in other liabilities	—	(20)
Operating cash flows provided by discontinued operations	—	60

Net cash provided by operating activities	14	2,565

Cash flows from investing activities:
Purchases of available-for-sale securities	(31)	(43)
Purchases of held-to-maturity securities	(1,525)	(2,520)
Sales of available-for-sale securities	386	29
Maturities of held-to-maturity securities	2,048	2,475
Life insurance premiums paid	(34)	(60)
Proceeds from sale of property and equipment	—	6
Purchases of property, equipment and improvements	(208)	(239)
Investing cash flows used in discontinued operations	—	(13)

Net cash provided by (used in) investing activities	636	(365)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	11	61
Proceeds from issuance of stock under employee stock purchase plan	78	44
Purchase of common stock	(86)	—

Net cash provided by financing activities	3	105

Effects of exchange rate changes on cash	(93)	383

Net increase (decrease) in cash and cash equivalents	560	2,688
Cash and cash equivalents, beginning of period	9,724	9,831

Cash and cash equivalents, end of period	$10,284	$12,519

Supplementary cash flow information:
Cash paid for income taxes	$74	$37
Cash paid for interest	$89	$106

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

2. Restatement

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of March 31, 2005 and unaudited consolidated statement of cash flows for the six months ended March 31, 2005 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term, and we also identified other misclassifications within the cash flow statement related to tax and the foreign exchange effects on cash. The Company restated $4.0 million from short-term investments to cash and cash equivalents and $471 thousand from long-term investments to short-term investments as of March 31, 2005. The Company re-analyzed its unaudited consolidated statement of cash flows for the six months ended March 31, 2005 and identified additional misclassifications. In this Form 10-Q, our unaudited consolidated statement of cash flows for the six months ended March 31, 2005 has been restated due to these classification errors.

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

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

2. Restatement, continued

	Unaudited Consolidated Statement of Cash Flows six months ended March 31, 2005
	As reported	Restatement Adjustment	Adjustment for discontinued operation	As Restated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$987	—	—	$987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	302	—	(5)	297
Loss on foreign currency transactions	28	—	—	28
Loss on disposal of property, net	7	—		7
Non-cash changes in accounts receivable	(49)	47	14	12
Deferred income taxes	135	7	—	142
Increase in cash surrender value of life insurance	—	(10)	—	(10)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,852	(114)	(34)	1,704
Increase in inventories	(414)	—	(3)	(417)
Increase in refundable income taxes	(13)	—	—	(13)
Increase in other current assets	(417)	(5)	(7)	(429)
Increase in cash surrender value of life insurance	(70)	70	—	—
Increase in other assets	(53)	—	—	(53)
Decrease in accounts payable and accrued expenses	(254)	(24)	(25)	(303)
Increase in pension and retirement plans	288	5	—	293
Increase in income taxes payable	285	(5)	—	280
Decrease in other liabilities	(20)	—	—	(20)
Operating cash flows provided by discontinued operations	—	—	60	60

Net cash provided by operating activities	2,594	(29)	—	2,565

Cash flows from investing activities:
Purchases of available-for-sale securities	(45)	2	—	(43)
Purchases of held-to-maturity securities	(3,439)	919	—	(2,520)
Sales of available-for-sale securities	45	(16)	—	29
Maturities of held-to-maturity securities	6,638	(4,163)	—	2,475
Life insurance premiums paid	—	(60)	—	(60)
Proceeds from the sale of property and equipment	—	6	—	6
Purchases of property, equipment and improvements	(252)	—	13	(239)
Investing cash flows used in discontinued operations	—	—	(13)	(13)

Net cash provided by (used in) investing activities	2,947	(3,312)	—	(365)

Cash flows from financing activities:			—
Proceeds from stock issued from exercise of options	61	—	—	61
Proceeds from issuance of stock under employee stock purchase plan	44	—	—	44

Net cash provided by financing activities	105	—	—	105

Effects of exchange rate changes on cash	6	377	—	383
Net increase (decrease) in cash and cash equivalents	5,652	(2,964)	—	2,688
Cash and cash equivalents, beginning of period	2,880	6,951	—	9,831

Cash and cash equivalents, end of period	$8,532	$3,987	—	$12,519

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

In November 2005, the FASB issued staff position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and six months ended March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS Nos. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement is effective for all financial instruments acquired or issued after Jan. 1, 2007. The Company is in the process of evaluating the effect of the adoption and implementation of SFAS No. 155, which is not expected to have a material impact on its financial condition, results of operation or cash flows.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

The reconciliation of the denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the three months ended		For the six months ended
	Amounts in Thousands except per share data.
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Income from continuing operations	$1,033	$770	$487	$1,058

Weighted average number of shares outstanding – basic	3,682	3,591	3,680	3,584
Incremental shares from the assumed exercise of stock options	85	223	101	227

Weighted average number of shares outstanding – dilutive	3,767	3,814	3,781	3,811

Income per share from continuing operations – basic	$0.28	$0.21	$0.13	$0.30

Income per share from continuing operations – diluted	$0.27	$0.20	$0.13	$0.28

SFAS No. 128 requires all anti-dilutive securities including stock options, to be excluded from the diluted earnings per share computation. For the three and six months ended March 31, 2006, options of 203,970 and 135,000, respectively, were excluded from the diluted net income per share calculation. For the three and six months ended March 31, 2005, 84,500 were excluded from the net income per share calculation.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

7. Stock Options and Awards

In 1997, the Company adopted the 1997 Stock Option Plan covering 199,650 shares. In 1991, the Company adopted the 1991 Stock Option Plan covering 332,750 shares of common stock. In 2003, the Company adopted the 2003 Stock Incentive Plan which covers 200,000 shares of common stock. The 2003 Stock Incentive Plan also provides for awards of restricted and unrestricted stock. Under all of the plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The stock option plans provide for issuances of options at their fair market value on the date of grant. Except for options granted to non-employee directors of the Company, the options vest over four years and expire ten years from the date of grant. In the 2003 Stock Incentive Plan, an annual non-discretionary grant of 2,500 options will be granted to each of the non-employee directors of the Company who are serving on the board. The options granted to non-employee directors vest after six months and expire three years from the date of grant. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vest over a period of four years and expire ten years from the date of grant.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended March 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $62,000 and $120,000 respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended March 31, 2005. The following table summarizes stock-based compensation expense related to employee stock options and stock purchases and nonvested shares under SFAS No. 123(R) for the three and six months ended March 31, 2006 which was allocated as follows:

	Three months ended March 31, 2006	Six months ended March 31, 2006
	(Amounts in thousands)
Cost of sales	—	—
Engineering and development	—	—
Selling, general and administrative	$62	$120

Total	$62	$120

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. On January 17, 2006 the Company granted 38,000 share options to employees. There were no option grants in the quarter ended December 31, 2005. The table below summarizes the assumptions used to value these options:

Three months ended March 31, 2006
Expected volatility	60%
Expected dividend yield	—
Risk-free interest rate	4.28%-4.32%
Expected term (in years)	4.1-6.0

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

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to March 31, 2006. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based partially on historical experience. The forfeitures rate as of March 31, 2006 was immaterial.

No cash was used to settle equity instruments granted under share-base payment arrangements in any period of 2006 or 2005.

The Company issues new shares upon the exercise of stock options. The Company does not expect to repurchase shares issued in any period following the exercise of stock options.

The status of the plans during the six months ended March 31, 2006 is as follows:

Stock Options	Number of shares	Weighted average exercise price
Stock options outstanding, September 30, 2005	503,657	$5.15
Granted	38,000	6.50
Exercised	(4,000)	2.86
Forfeited	—	—

Stock options outstanding, March 31, 2006	537,657	$5.72

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

As of March 31, 2006, unrecognized stock based compensation related to stock options was approximately $567,000. This cost is expected to be expensed over a weighted average period of 1.9 years. The aggregate intrinsic value of stock options exercised in the three and six months ended March 31, 2006 was $13,560.

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 2.64 - $ 4.60	153,221	6.1	$3.14	121,075	$3.27
$ 5.00 - $ 6.50	290,936	3.3	$5.81	250,311	$5.71
$ 7.05 - $ 7.93	13,500	9.0	$7.61	9,375	$7.81
$ 10.03	80,000	8.9	$10.03	22,500	$10.03

	537,657	5.1	$5.72	403,261	$5.27

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(Amounts in thousands except for Weighted average options grants)
Weighted average of the fair value of options granted during the period	$3.70	$3.53	$3.70	$6.41
Intrinsic value of options exercised during the period	$13.6	$19.7	$13.6	$75.2
Share-base liabilities paid during the period	—	—	—	—
Total fair value of options vested during the period	$33.3	$12.9	$182.0	$24.9

As of March 31, 2006	Fully Vested and Exercisable Options
Number of options	403,261
Aggregate intrinsic value	$ 390.5
Weighted average remaining contractual term	3.9 years

Pro forma Information under SFAS No. 123.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended March 31, 2005:

Amounts	For the three Months ended March 31, 2005	For the six months ended March 31, 2005
Net income	$750	$987
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(58)	(116)
Add: Total stock-based employee compensation expense included in reported net income	—	—

Pro forma net income	$692	$871

Net income per share:
Basic, as reported	$0.21	$0.28

Diluted, as reported	$0.20	$0.26

Basic, pro forma	$0.19	$0.24

Diluted, pro forma	$0.18	$0.23

Weighted average shares outstanding – basic	3,591	3,584

Weighted average shares outstanding – diluted	3,814	3,811

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31, 2005	For the six months ended March 31, 2005
Risk-free interest rate	2.72%	3.50%
Expected dividend yield	—	—
Expected volatility	48.44%	48.44%
Expected life (years)	5	5
Weighted average value of options granted during the period	$7.60	$9.70

8. Inventories

Inventories consist of the following:

	March 31, 2006	September 30, 2005
	(Amounts in thousands)
Raw materials	$1,237	$993
Work-in-progress	1,054	571
Finished goods	2,022	2,147

Total	$4,313	$3,711

9. Comprehensive Income

The components of comprehensive income are as follows:

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net income	$1,033	$750	$487	$987
Unrealized gain (loss) on available-for-sale securities	49	19	(45)	37
Effect of foreign currency translation	(49)	(111)	(80)	116

Comprehensive income	$1,033	$658	$362	$1,140

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	March 31, 2006	September 30, 2005
	(Amounts in thousands)
Unrealized gain on available-for-sale securities	$—	$45
Cumulative effect of foreign currency translation	(1,853)	(1,759)
Additional minimum pension liability	(1,903)	(1,917)

Accumulated Comprehensive income (loss)	$(3,756)	$(3,631)

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Pension:
Service cost	$29	$2	$31	$23	$2	$25
Interest cost	139	36	175	158	38	196
Expected return on plan assets	(98)	—	(98)	(93)	—	(93)
Amortization of:
Prior service costs/(gains)	7	22	29	40	15	55
Net transition asset	(24)	—	(24)	(31)	—	(31)

Net periodic benefit cost	$53	$60	$113	$97	$55	$152

	For the Three Months Ended March 31
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Post Retirement:
Service cost	$—	$14	$14	$—	$13	$13
Interest cost	—	9	9	—	7	7
Expected return on plan assets	—	—	—	—	—	—
Amortization of:				—	—	—
Prior service costs/(gains)	—	15	15	—	19	19
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$38	$38	$—	$39	$39

	For the six Months Ended March 31
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Pension:
Service cost	$57	$4	$61	$46	$4	$50
Interest cost	279	72	351	316	74	390
Expected return on plan assets	(195)	—	(195)	(184)	—	(184)
Amortization of:
Prior service costs/(gains)	19	43	62	80	30	110
Net transition asset	(55)	—	(55)	(62)	—	(62)

Net periodic benefit cost	$105	$119	$224	$196	$108	$304

Post Retirement:
Service cost	$—	$27	$27	$—	$26	$26
Interest cost	—	17	17	—	14	14
Expected return on plan assets	—	—	—	—	—	—
Amortization of:				—	—	—
Prior service costs/(gains)	—	29	29	—	38	38
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$73	$73	$—	$78	$78

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

11. Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
Three Months Ended March 31, 2006
Sales:
Product	$3,753	$11,183	$14,936
Service	79	2,632	2,711
Total sales	$3,832	$13,815	$17,647
Profit from operations	$655	$328	$983
Assets	$12,159	$24,214	$36,373
Capital expenditures	$45	$108	$153
Depreciation	$49	$82	$131

Three Months Ended March 31, 2005
Sales:
Product	$3,004	$12,379	$15,383
Service	62	3,277	3,339
Total sales	$3,066	$15,656	$18,722
Profit from operations	$387	$550	$937
Assets	$10,814	$21,779	$32,593
Capital expenditures	$17	$64	$81
Depreciation	$56	$94	$150

	Systems	Service and system integration	Consolidated Total
Six Months Ended March 31, 2006
Sales:
Product	$5,020	$21,854	$26,874
Service	504	5,365	5,869
Total sales	$5,524	$27,219	$32,743
Profit from operations	$127	$349	$476
Assets	$12,159	$24,214	$36,373
Capital expenditures	$47	$161	$208
Depreciation	$104	$160	$264

Six Months Ended March 31, 2005
Sales:
Product	$5,558	$20,755	$26,313
Service	308	6,193	6,501
Total sales	$5,866	$26,948	$32,814
Profit from operations	$565	$866	$1,431
Assets	$10,814	$21,779	$32,593
Capital expenditures	$106	$133	$239
Depreciation	$113	$184	$297

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. The information for the three and six months ended March 31, 2005 has been reclassified to conform to the segment presentation as disclosed in 2005 Form 10-K.

All intercompany transactions have been eliminated.

Assets include deferred income tax assets and other financial instruments owned by the Company.

For the three and six months ended March 31,2006 and 2005, the Company had sales in excess of 10% to (E-Plus , a service and systems integration customer, a wireless telecommunication company in Germany and those to Atos Origin GmbH, a system integrator retained by E-Plus in 2005) which accounted for approximately $4.0 million ( 23%) and $9.0 million (27%) and $4.3 million (21%) and $7.2 million (22%) of consolidated sales respectively. No other customer had sales in excess of 10% of consolidated sales for the three and six months ended March 31, 2006 and 2005, respectively.

12.    Subsequent Event

Early in the third quarter, two integration services customers of our German subsidiary significantly reduced their contract service levels in order to reduce costs. The Company is evaluating our response to this reduction in revenues and has begun negotiating a reduction in the staffing levels at our German subsidiary. While we are still formulating our realignment plan, our preliminary estimate of costs associated with the realignment to be approximately $500,000 over the next two to three quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Restatement

As discussed in Note 2 to our consolidated financial statements included herein, we have restated our consolidated statement of cash flows for the six months ended March 31, 2005 to correct certain misclassifications. The restatement had no effect on our reported operating results for the three or six months ended March 31, 2005. The following discussion has been adjusted, where applicable, for the restatement of our unaudited consolidated statement of cash flows.

Subsequent Event

Early in the third quarter, two integration services customers of our German subsidiary significantly reduced their contract service levels in order to reduce costs. The Company is evaluating it’s response to this reduction in revenues and has begun negotiating a reduction in the staffing levels at our German subsidiary. While we are still formulating our realignment plan, our preliminary estimate of costs associated with the realignment to be approximately $500,000 over the next two to three quarters.

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

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Risk Factors That May Affect Future Results”. See the discussion of risk factors in our 2005 Form 10-K. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond our control. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. If we are awarded a significant contract our projections will be impacted and this impact may affect the valuation allowance against the deferred tax asset.

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

Goodwill Impairment

We follow the requirements of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, and test for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At March 31, 2006 and September 30, 2005, we had $2,779,000 in Goodwill. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. Goodwill is tested at the lowest level within the consolidated group for which identifiable cash flows that are largely independent on the cash flows of other assets and liabilities. For testing conducted at September 30, 2005, the testing was conducted at the level of the division within the service and systems integration segment which comprises the business acquired from Technisource in 2003.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended March 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $62,000 and $120,000, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended March 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statement of operations for the three and six months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 was $5,850 for the three and six months ended March 31, 2006 related to 38,000 options granted in January 2006. There were no options granted in the quarter ended December 31, 2005.

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

Results of Operations

Overview of the six months ended March 31, 2006 Results of Operations

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

CSP Inc. operates in two segments:

•	Systems, which include manufactured hardware products:

•	Service and systems integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development.

Highlights include:

•	Revenue decline in service sales offset by growth in product sales for six month periods.

•	Operating income declined 64%, from $1.4 million in first half FY 2005 to $0.5 million in first half FY 2006

•	Improved net result from a year-to-date net loss of $546 thousand as of December 31, 2005 to year-to-date net income of $487 thousand as of March 31, 2006

The following table details our results of operation in dollars and as a percentage of sales for the six months ended March 31, 2006 and 2005:

	March 31, 2006	% of sales	March 31, 2005	% of sales
Sales	$32,743	100.0%	$32,814	100.0%
Costs and expenses:
Cost of sales	25,076	76.6%	24,391	74.3%
Engineering and development	1,122	3.4%	1,464	4.5%
Selling, general and administrative	6,069	18.5%	5,528	16.8%

Total costs and expenses	32,267	98.5%	31,383	95.6%

Operating income	476	1.5%	1,431	4.4%
Other income	236	0.7%	81	0.2%

Income from continuing operations before income taxes	712	2.2%	1,512	4.6%
Provision for income taxes	225	0.7%	454	1.4%

Income from continuing operations	487	1.5%	1,058	3.2%
Loss from discontinued operations	—	—	(71)	0.2%

Net income	$487	1.5%	$987	3.0%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2006 and 2005:

	For the Six Months Ended				$ Increase/ (Decrease)	% Increase/ (Decrease)
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$5,524	17%	$5,866	18%	$(342)	(6)%
Service and system integration	27,219	83%	26,948	82%	271	1%

Total	$32,743	100%	$32,814	100%	$(71)	—%

Overall product sales increased by approximately 2% in the six months ended March 31, 2006 compared to the same period of 2005. Product sales in the Systems segment declined approximately 10% while overall Service and systems integration product revenues increased 5%. Within the Service and systems integration segment, a 19% decline in product revenues at our Germany subsidiary was more than offset by a 36% increase in product sales at our Florida subsidiary.

The decline in year-to-date product sales in the systems segment reflects the reduction in revenues related to a Japanese defense program, and lower levels of sales of the FastCluster 2000 SERIES product in 2006 offset by higher activity with the E-2 Hawkeye program which includes royalty payments of $333,000 recognized in 2006. The decline in year-to-date product revenues in our German subsidiary is partly attributable to the unusually high level of activity associated with the E-Plus and Atos Origin GmbH activity in the first half of fiscal 2005.

Product revenues at our Systems and solutions division in Florida experienced significant growth due to an enhanced relationship with General Dynamics and a significant new relationship with Rackspace Capital Management, as well as adding additional customers of smaller significance in spite of the negative impact of Hurricane Wilma in the first quarter of 2006.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
	March 31, 2006%		March 31, 2005%
North America	$16,939	52%	$13,027	40%	$3,912	30%
Europe	14,204	43%	17,233	53%	(3,029)	(18)%
Asia	1,600	5%	2,554	7%	(954)	(37)%

Totals	$32,743	100%	$32,814	100%	$(71)	—%

North American revenues increased 30% for the first six months of 2006 relative to the same period of fiscal 2005 due to increased sales activity at the Systems and solutions division in Florida, offset by a decline in revenues at the Multicomputer division. European revenues declined at both the German division and, to a lesser extent, at the UK division of the service and systems integration segment. Sales to Asia declined in the first six months of 2006 due to lower sales activity in Japan for defense related programs.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the six months ended March 31, 2006 and 2005:

	Systems		Service and system integration	Total
Six Months Ended March 31, 2006
Sales	$5,524		27,219	$32,743
Cost of sales	1,970		23,106	25,076

Gross margin $	$3,554		$4,113	$7,667
Gross margin %	64%		15%	23%
Six Months Ended March 31, 2005
Sales	$5,866		26,948	$32,814
Cost of sales	2,197		22,194	24,391

Gross margin $	$3,669		4,754	$8,423
Gross margin %	63%		18%	26%

Sales - $ Increase (decrease)	$(342)		271	$(71)
% Increase (decrease)	(6)%		1%	—%
Cost of sales - $ Increase (decrease)	$(227)		912	$685
% Increase (decrease)	(10)%		4%	3%
Gross margin - $ Decrease	$(115)		(641)	$(756)
Gross margin % - Increase (decrease)	(3	) %	(14)%	(9)%

Cost of sales consists primarily of expenses related to the cost of products, either manufactured for the Systems segment or purchased in the Service and system integration segment. It includes salaries, benefits expenses, consultants, facilities and other operating costs associated with the production of revenues. The Company’s overall cost of sales as a percentage of revenues increased from 74% to 77% in the first half of 2006 compared to the corresponding period of 2005. Cost of sales as a percentage of sales within the Systems segment declined to 36% in the first half of 2006 compared to 38% in the corresponding period of 2005. The gross margin percentage in product sales within the Systems division includes royalty revenue in the 2006 period which has a high gross margin since there are no related costs to the royalty.

Within the Service and system integration segment, the cost of sales as a percentage of revenues increased from 82% to 85%. The gross margin percentage on product sales in this segment decreased from 19% in the first half of 2005 to 15% in the first half of 2006. The competitive pressure on margins was experienced at both the German and the Florida operations within the Service and system integration segment. The competitive pressures will continue in the near future but the Company is attempting to move to more service revenue that will improve the gross margins.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2006 and 2005:

	For the six months ended				$ Increase (Decrease)	% Increase (Decrease)
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,050	94%	$996	68%	$54	5%
Service and system integration	72	6%	468	32%	(396)	(85)%

Total	$1,122	100%	$1,464	100%	$(342)	(23)%

Engineering and development expenses decreased overall by $342,000, or 23%, in the first half of 2006 compared to the first half of 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and service integration segment to customer projects, and therefore charged to cost of sales. Engineering costs in our MultiComputer division within the Systems segment increased by 5% due to addition of an engineer and salary increases.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the six months ended March 31, 2006 and 2005:

	For the Six Months Ended				$ Increase	% Increase
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$2,377	39%	$2,108	38%	$269	13%
Service and system integration	3,692	61%	3,420	62%	272	8%

Total	$6,069	100%	$5,528	100%	$541	10%

Overall selling, general and administrative costs increased by $541,000, or 10%, in the first half of 2006 compared to the corresponding period of 2005. Approximately 30% of the increase was due to increased selling and marketing expenses. Our Florida-based service and system integration business increased selling and marketing costs by approximately $298,000 due to higher commission on higher levels of sales as well as an increase in sales related headcount. Selling and marketing expenses in our Germany division declined by $260,000 due to lower commissions on a lower sales volume and lower trade show costs. Selling and marketing costs in the MultiComputer division in the Systems segment increased $52,000 in the first half of 2006 compared to the first half of 2005.

General and administrative costs increased $381,000 in the first half of 2006 compared to the first half of 2005. Overall, general and administrative expenses increased due to increased staffing in the finance departments for both segments. The Company recorded compensation expense of $120,000 in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and directors stock options and employee stock purchase plan. The Company incurred higher costs associated with officers life insurance, audits and financial reviews, and directors fees. The cost in professional fees of the restatement of prior year financial statements was $384,000, included in the first half of 2006. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to smaller and more modern facilities, both concluded late in 2005, and a reduction in bonus expense.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2006 and 2005:

	For the Six Months Ended		$ Increase (Decrease)
	March 31, 2006	March 31, 2005
	(Amounts in thousands)
Interest expense	$(50)	$(62)	$12
Interest income	177	135	42
Dividend income	2	2	—
Foreign exchange gain (loss)	(2)	(28)	26
Insurance settlement	60	—	60
Realized gain on investments	65	—	65
Other income (expense), net	(16)	34	(50)

Total other income (expense), net	$236	$81	$155

Increases in interest income and expense are due primarily to the general increase in interest rates in effect over the first quarter of 2006 compared to the comparable period of 2005. The Company received reimbursement of $60,000 from its business interruption insurance provider for lost profits at its Florida division due to the effects of Hurricane Wilma in the autumn of 2005. The realized gain on investments was related to the sale of investments held by a trust that was liquidated during the quarter.

Overview of the three months ended March 31, 2006 Results of Operations

Highlights include:

•	Revenue decline in our Service and systems integration Germany division and Multi-computer systems division, offset by increases at our Service and systems integration division in Florida.

•	Operating income slightly higher than corresponding quarter of 2005

•	Returned to profitability in second quarter of 2006 following loss incurred in the first quarter of 2006

The following table details our results of operations in dollars and as a percentage of sales for the three months March 31, 2006 and 2005:

	March 31, 2006	% of sales	March 31, 2005	% of sales
Sales	$17,647	100.0%	$18,722	100.0%
Costs and expenses:
Cost of sales	12,929	73.3%	13,998	74.8%
Engineering and development	610	3.5%	695	3.7%
Selling, general and administrative	3,125	17.7%	3,092	16.5%

Total costs and expenses	16,664	94.4%	17,785	95.0%

Operating income (loss)	983	5.6%	937	0.5%
Other income (loss)	181	1.0%	90	—

Income (loss) from continuing operations before income taxes	1,164	6.6%	1,027	5.5%
Provision for income taxes	131	0.7%	257	1.4%

Income (loss) from continuing operations	1,033	5.9%	770	4.1%
Loss from discontinued operations	—	—	(20)	-0.1%

Net income (loss)	$1,033	5.9%	$750	4.0%

For the three months ended March 31, 2006, sales decreased to $17.6 million, compared to $18.7 million for the three months ended March 31, 2005. Net income for the three months ended March 31, 2006 was $1.0 million or $0.27 per share – diluted, compared with a net income of $0.8 million or $0.20 per share – diluted, for the three months ended March 31, 2005.

Sales

The following table details our sales by operating segment for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase/ (Decrease)
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$3,832	22%	$3,066	16%	$766	25%
Service and system integration	13,815	78%	15,656	84%	(1,841)	12%

Total	$17,647	100%	$18,722	100%	$(1,075)	(6)%

Total revenues decreased by approximately $1.1 million, or 6%, in the second quarter of 2006 compared to the corresponding quarter of 2005. The Systems segment revenues increased $.8 million, or 25%, due to higher product sales in the MultiComputer division and royalties. Management continues to believe there is a reasonable potential for increased contract activity for systems products during the remainder of fiscal 2006.

Service and system integration segment revenues decreased $1.8 million, or 12%, during the second quarter compared to the corresponding quarter of 2005. Revenue declined in our German operation with the slow down in sales to E-Plus and Atos Origin during the quarter. We were not able to replace the decline with new business in the period.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
	March 31, 2006%		March 31, 2005%
North America	$9,748	55%	$6,445	34%	$3,303	51%
Europe	6,371	36%	10,441	56%	(4,070)	(39)%
Asia	1,528	9%	1,836	10%	(308)	(17)%

Totals	$17,647	100%	$18,722	100%	$(1,075)	(6)%

North American revenue increased in the second quarter of 2006 were primarily driven by the increased product sales experienced at our Florida-based service and systems integration operation and, to a lesser extent, by increased revenues experienced at our MultiComputer division within the Systems segment. European sales decreases were due largely to decreased product sales at our German subsidiary within the Service and system integration business. A significant order received in the second quarter increased our revenues to Asia, but not to the level experienced in the second quarter of 2005.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the three months ended March 31, 2006 and 2005:

	Systems	Service and system integration	Total
Three Months Ended March 31, 2006
Sales	$3,832	$13,815	$17,647
Cost of sales	1,309	11,620	12,929

Gross margin $	$2,523	$2,195	$4,718
Gross margin %	66%	16%	27%

Three Months Ended March 31, 2005
Sales	$3,066	15,656	$18,722
Cost of sales	1,013	12,985	13,998

Gross margin $	$2,053	2,671	$4,724
Gross margin %	67%	17%	25%

Sales - $ Increase (decrease)	$766	(1,841)	$(1,075)
% Increase (decrease)	25%	(12)%	(6)%
Cost of sales - $ Increase (decrease)	$296	(1,365)	$(1,069)
% Increase (decrease)	29%	(11)%	(8)%
Gross margin - $ Decrease	$470	(476)	$(6)
Gross margin % - Increase (decrease)	23%	(18)%	—%

Cost of sales consists primarily of expenses related to the cost of products, either manufactured for the Systems segment or purchased in the Service and system integration segment. It includes salaries, benefits expenses, consultants, facilities and other operating costs associated with the production of revenues. The Company’s overall cost of sales as a percentage of revenues decreased from 75% to 73% in the second quarter of 2006 compared to the corresponding quarter of 2005. Cost of sales as a percentage of sales within the Systems segment increased from 33% in the second quarter of 2005 to 34% in the second quarter of 2006.

Within the Service and system integration segment, the cost of sales as a percentage of revenues increased from 83% to 84%. The gross margin percentage on product sales in this segment remained unchanged at 14% in the second quarter of 2006. The competitive pressure on margins was experienced at both the German and the Florida operations within the Service and system integration segment. The competitive pressures will continue in the near future but the Company is attempting move to more service revenue that will improve the gross margins.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2006 and 2005:

	For the three months ended				$ Increase (Decrease)	% Increase (Decrease)
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$538	88%	$481	69%	$57	12%
Service and system integration	72	12%	214	31%	(142)	(66)%

Total	$610	100%	$695	100%	$(85)	(12)%

Engineering and development expenses decreased overall by $85,000, or 12%, in the second quarter of 2006 compared to the second quarter of 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and service integration segment to customer projects, and therefore charged to cost of sales. Engineering costs in our MultiComputer division within the Systems segment increase with the addition of an engineer and pay increases.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended				$ Increase	% Increase
	March 31, 2006	% of Total	March 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,330	43%	$1,185	38%	$145	12%
Service and system integration	1,795	57%	1,907	62%	(112)	6%

Total	$3,125	100%	$3,092	100%	$33	1%

Overall selling, general and administrative costs in the second quarter of 2006 were nearly flat relative to those recoded in the second quarter 2005. Our Florida-based service and system integration business increased selling and marketing costs due to higher commission on higher levels of sales as well as an increase in sales related headcount.

Overall, general and administrative expenses increased due to increased staffing in the finance departments for both segments. The Company recorded compensation expense of $62,000 during the quarter in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and directors stock options and employee stock purchase plan. The Company incurred higher costs associated with officers life insurance, audits and financial reviews, and directors fees. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to smaller and more modern facilities, both concluded late in 2005, and lower bonus costs.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended		$ Increase (Decrease)
	March 31, 2006	March 31, 2005
	(Amounts in thousands)
Interest expense	$(24)	$(34)	$10
Interest income	88	83	5
Dividend income	—	—	—
Foreign exchange gain (loss)	4	15	(11)
Insurance settlement	60	—	60
Realized gain on investments	65	—	65
Other income (expense), net	(12)	26	(38)

Total other income (expense), net	$181	$90	$91

Increases in interest income and expense are due primarily to the general increase in interest rates in effect over the second quarter of 2006 compared to the comparable period of 2005. The Company received reimbursement of $60,000 from its business interruption insurance provider for lost profits at its MODCOMP Florida division due to the effects of Hurricane Wilma in the autumn of 2005. The realized gain on investments was related to the sale of investments held by a trust that were liquidated during the quarter.

Income Taxes

We recorded an income tax expense of $131,000 and $225,000 for the three and six months ended March 31, 2006, respectively, compared to $257,000 and $454,000 of income tax expense for the three and six months ended March 31, 2005. The tax expense in these periods was primarily due to the income generated by our foreign subsidiaries in Europe, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes, state tax and U.S. Alternative Minimum Tax (AMT).

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which remained at $12.7 million as of March 31, 2006 as compared to September 30, 2005. In the six months ended March 31, 2006, we generated approximately $14,000 of cash in operating activities compared to $2.6 million in the same period of the prior fiscal year. The significant change in net cash used in operating activities was primarily due to net income of $487,000 in the first half of 2006 versus net income of $987,000 for the first half of 2005. Working capital items which drove the most significant changes in operating cash flows were accounts payable and accrued expenses, other current assets, and accounts receivable primarily due to timing differences of transactions.

Approximately $636 thousand of net cash was provided by investing activities for the six months ended March 31, 2006 compared to $365,000 used during the prior comparable period. During the six months ended March 31, 2006, our investing activities consisted of purchases, sales and maturities of marketable securities generating net cash of $878 thousand and the use of $208 thousand for the purchases of property equipment and improvements.

Financing activities generated approximately $3 thousand of cash during the six months ended March 31, 2006 compared to $105 thousand during the prior comparable period. The cash provided in the first half of 2006 was mainly from the proceeds of stock issued under our employee stock purchase plan off set by the repurchase of Company common stock.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended March 31, 2006 and 2005. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended March 31, 2006.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements. These control deficiencies led to (1) the delay in the filing of our 2005 Annual Report on Form 10-K, (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2005, and (3) restatements of the consolidated balance sheets as of September 30, 2004 and 2003 and statements of cash flows for the years then ended as detailed in our 2005 Form 10-K as well as restatement of our unaudited consolidated statement of cash flows for the six months ended March 31, 2005, as described below.

We incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term. Our unaudited consolidated statement of cash flows for the six months ended March 31, 2005 has been restated due to these classification errors.

In addition, during the preparation of our 2005 Form 10-K an error was discovered in our consolidated statement of cash flows for fiscal 2003 that led management to re-analyze the statements of cash flows for all years presented. This control deficiency resulted in additional restatement adjustments to our consolidated statement of cash flows for the six months ended March 31, 2005.

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

In April 2005, we hired a Director of Accounting and Financial Reporting with 20 years of experience to oversee the financial reporting preparation process to address the weaknesses. We also hired a senior accountant at our MODCOMP subsidiary in Florida, who commenced employment in July 2005. As acknowledged by us and our independent auditors, we continued to experience material internal control weaknesses in 2005 but as these new personnel become fully familiar with our reporting structure we anticipate improvement. We will continue to evaluate our finance staff resources in response to the concerns about our controls and procedures that arose in connection with the audit of our fiscal 2005 and 2004 financial statements. If greater or additional resources are needed to meet the requirements necessary to handle the complexities of our operations, management will authorize the hiring of additional personnel. The Audit Committee has reviewed all of the matters discussed above and have been actively assessing the plan to improve our controls and procedures. The Committee will continue to monitor the situation and expects to take such further actions as are needed.

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

During the second quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CSP INC.

Date: May 15, 2006	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer, President and Chairman

Date: May 15, 2006	By:	/s/ GARY W. LEVINE
Gary W. Levine
V.P. of Finance and Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002