Form 10-Q
period 2006-06-30
CSP INC /MA/
filed 2006-08-14
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006.

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

As of August 11, 2006, the registrant had 3,686,722 shares of common stock issued and outstanding.

EXPLANATORY NOTE

RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q includes a restatement of our unaudited consolidated statement of cash flows for the nine months ended June 30, 2005, which was originally contained in our Form 10-Q filed on August 15, 2005.

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of June 30, 2005 and unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of more than one year were incorrectly reported as short-term, rather than long-term, and we also identified other misclassifications within the cash flows statement related to tax and the foreign exchange effects on cash. These determinations led to the restatement of our consolidated balance sheets at September 30, 2004 and 2003 as well as our consolidated statements of cash flows for the fiscal years then ended, as discussed in our Form 10-K for the fiscal year ended September 30, 2005, filed March 17, 2006. In this Form 10-Q, our unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 has been restated (1) due to the quarterly impact of these classification errors, (2) due to additional misclassifications that affected the net cash provided by or used in operating and investing activities, and (3) in order to correct the effects of changes in exchange rates on cash.

See “Note 2, Restatement,” in the Notes to Unaudited Consolidated Financial Statements for further details.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,811	$9,724
Short-term investments	2,714	3,003
Accounts receivable, net of allowances of $84 in 2006 and $89 in 2005	11,492	6,891
Inventories	5,213	3,711
Refundable income taxes	41	26
Other current assets	1,419	897

Total current assets	31,690	24,252

Property, equipment and improvements, net	1,153	1,179

Other assets:
Long-term investments	—	249
Goodwill	2,779	2,779
Deferred income taxes	380	356
Cash surrender value life insurance	2,097	1,989
Other assets	338	140

Total other assets	5,594	5,513

Total assets	$38,437	$30,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,062	$6,200
Pension and retirement plans	394	438
Income taxes payable	1,118	943

Total current liabilities	13,574	7,581
Pension and retirement plans	7,684	7,129
Deferred income taxes	222	166

Total Liabilities	21,480	14,876
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,687 and 3,671 shares, respectively	37	37
Additional paid-in capital	10,697	10,377
Retained earnings	9,668	9,285
Accumulated other comprehensive loss	(3,445)	(3,631)

Total shareholders’ equity	16,957	16,068

Total liabilities and shareholders’ equity	$38,437	$30,944

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales:
Product	$14,468	$7,612	$41,342	$33,926
Services	4,088	3,931	9,957	10,431

Total sales	18,556	11,543	51,299	44,357

Cost of sales:
Product	12,588	5,774	33,388	25,703
Services	2,571	2,202	6,698	6,664

Total cost of sales	15,159	7,976	40,086	32,367

Gross profit	3,397	3,567	11,213	11,990
Operating expenses:
Engineering and development	500	602	1,579	2,066
Selling, general and administrative	2,983	2,771	9,244	8,299

Total operating expenses	3,483	3,373	10,823	10,365

Operating income (loss)	(86)	194	390	1,625

Other income (expense):
Foreign exchange gain (loss)	(3)	3	(5)	(25)
Other income, net	71	65	309	174

Total other income, net	68	68	304	149

Income (loss) from continuing operations before income taxes	(18)	262	694	1,774
Provision for income taxes	26	97	251	557

Income (loss) from continuing operations	(44)	165	443	1,217
Income (loss) from discontinued operations	—	46	—	(19)

Net income (loss)	$(44)	$211	$443	$1,198

Income (loss) per share from continuing operations – basic	$(0.01)	$0.05	$0.12	$0.34
Income (loss) per share from discontinued operations – basic	—	0.01	—	(0.01)

Net income (loss) per share – basic	$(0.01)	$0.06	$0.12	$0.33

Weighted average shares outstanding – basic	3,685	3,634	3,682	3,600

Income (loss) per share from continuing operations – diluted	$(0.01)	$0.05	$0.12	$0.32
Income (loss) per share from discontinued operations – diluted	—	0.01	—	(0.01)

Net income (loss) per share – diluted	$(0.01)	$0.06	$0.12	$0.31

Weighted average shares outstanding – diluted	3,685	3,828	3,791	3,806

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30, 2006	June 30, 2005 (Restated)
Cash flows from operating activities:
Net income	$443	$1,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	410	455
Gain on foreign currency transactions	—	25
Loss on disposal of property, net	5	7
Non-cash changes in accounts receivable	56	(8)
Non-cash compensation expense related to stock options	202	—
Deferred income taxes	53	160
Increase in cash surrender value of life insurance	(17)	(117)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,340)	1,572
Increase in inventories	(1,445)	(583)
Increase in refundable income taxes	(12)	(24)
Increase in other current assets	(473)	(616)
Increase in other assets	(198)	(53)
Increase (decrease) in accounts payable and accrued expenses	5,503	(784)
Increase in pension and retirement plans	235	218
Increase in income taxes payable	155	342
Decrease in other liabilities	—	(20)
Operating cash flows used in discontinued operations	—	(111)

Net cash provided by operating activities	577	1,661

Cash flows from investing activities:
Purchases of available-for-sale securities	(31)	(80)
Purchases of held-to-maturity securities	(1,877)	(3,321)
Sales of available-for-sale securities	343	49
Maturities of held-to-maturity securities	2,073	3,280
Life insurance premiums paid	(91)	(90)
Proceeds from sale of property and equipment	—	472
Purchases of property, equipment and improvements	(396)	(442)
Investing cash flows used in discontinued operations	—	(13)

Net cash provided by (used in) investing activities	21	(145)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	11	436
Proceeds from issuance of stock under employee stock purchase plan	158	87
Purchase of common stock	(110)	—

Net cash provided by financing activities	59	523

Effects of exchange rate changes on cash	430	(188)

Net increase in cash and cash equivalents	1,087	1,851
Cash and cash equivalents, beginning of period	9,724	9,831

Cash and cash equivalents, end of period	$10,811	$11,682

Supplementary cash flow information:
Cash paid for income taxes	$91	$56
Cash paid for interest	$89	$107

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

2. Restatement

On March 15, 2006, the Company’s management and the Audit Committee of the Board of Directors determined that the Company’s unaudited consolidated balance sheet as of March 31, 2005 and unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 required restatement, as described below.

During the fiscal 2005 year-end close process, we determined that we incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of less than one year were incorrectly reported as long-term, rather than short-term, and we also identified other misclassifications within the cash flow statement related to tax and the foreign exchange effects on cash. The Company restated $3.9 million from short-term investments to cash and cash equivalents and $491 thousand from long-term investments to short-term investments as of June 30, 2005. The Company re-analyzed its unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 and identified additional misclassifications. In this Form 10-Q, our unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 has been restated due to these classification errors.

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

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

2. Restatement, continued

	Unaudited Consolidated Statement of Cash Flows for the nine months ended June 30, 2005
	As reported	Restatement Adjustment	As Restated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$1,217	(19)	$1,198
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	455		455
Loss on foreign currency transactions	25	—	25
Loss on disposal of property, net	7	—	7
Non-cash changes in accounts receivable	58	(66)	(8)
Deferred income taxes	(113)	273	160
Increase in cash surrender value of life insurance	—	(117)	(117)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,507	65	1,572
Increase in inventories	(583)	—	(583)
Increase in refundable income taxes	(36)	12	(24)
Increase in other current assets	(206)	(410)	(616)
Increase in other assets	(180)	127	(53)
Decrease in accounts payable and accrued expenses	(785)	1	(784)
Increase in pension and retirement plans	218	—	218
Increase in income taxes payable	974	(632)	342
Decrease in other liabilities	(20)	—	(20)
Operating cash flows provided by discontinued operations	—	(111)	(111)

Net cash provided by operating activities	2,538	(877)	1,661

Cash flows from investing activities:
Purchases of available-for-sale securities	(117)	37	(80)
Purchases of held-to-maturity securities	(7,231)	3,910	(3,321)
Sales of available-for-sale securities	114	(65)	49
Maturities of held-to-maturity securities	10,047	(6,767)	3,280
Life insurance premiums paid	(207)	117	(90)
Proceeds from the sale of property and equipment	30	442	472
Purchases of property, equipment and improvements	(442)	—	(442)
Investing cash flows used in discontinued operations	—	(13)	(13)

Net cash provided by (used in) investing activities	2,194	(2,339)	(145)

Cash flows from financing activities:
Proceeds from stock issued from exercise of options	436	—	436
Proceeds from issuance of stock under employee stock purchase plan	87	—	87

Net cash provided by financing activities	523	—	523

Effects of exchange rate changes on cash	(224)	36	(188)
Net cash used in discontinued operations	(143)	143	—

Net increase (decrease) in cash and cash equivalents	4,888	(3,037)	1,851
Cash and cash equivalents, beginning of period	2,880	6,951	9,831

Cash and cash equivalents, end of period	$7,768	$3,914	$11,682

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and nine months ended June 30, 2006.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of October 1, 2007, the first day of fiscal 2008. The Company is in the process of evaluating FIN 48 and the effect it will have on its financial position and results of operations.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

5. Reclassifications

Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentation.

6. Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the assumed weighted average number of common shares outstanding.

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income is as follows:

	For the three months ended		For the nine months ended
	Amounts in Thousands except per share data.
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income (loss) from continuing operations	$(44)	$165	$443	$1,217

Weighted average number of shares outstanding – basic	3,685	3,634	3,682	3,600
Incremental shares from the assumed exercise of stock options	—	194	109	206

Weighted average number of shares outstanding – dilutive	3,685	3,828	3,791	3,806

Income (loss) per share from continuing operations – basic	$(0.01)	$0.05	$0.12	$0.34

Income (loss) per share from continuing operations – diluted	$(0.01)	$0.05	$0.12	$0.32

SFAS No. 128 requires all anti-dilutive securities including stock options, to be excluded from the diluted earnings per share computation. For the nine months ended June 30, 2006, options of 145,000 were excluded from the diluted net income per share calculation. For the three and nine months ended June 30, 2005, 84,500 were excluded from the net income per share calculation.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended June 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $82,000 and $202,000 respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended June 30, 2005. The following table summarizes stock-based compensation expense related to employee stock options and stock purchases and nonvested shares under SFAS No. 123(R) for the three and nine months ended June 30, 2006 which was allocated as follows:

	Three months ended June 30, 2006	Nine months ended June 30, 2006
	(Amounts in thousands)
Cost of sales	—	—
Engineering and development	—	—
Selling, general and administrative	$82	$202

Total	$82	$202

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. There were no option grants in the quarter ended December 31, 2005. On January 17, 2006 the Company granted 38,000 share options to employees. On April 19, 2006, the Company granted a total of 10,000 shares to four of the Company’s outside Directors. The table below summarizes the assumptions used to value these options:

	Three months ended June 30, 2006	Nine months ended June 30, 2006
Expected volatility	60%	60%
Expected dividend yield	—	—
Risk-free interest rate	4.87	4.28%-4.87%
Expected term (in years)	2.3	2.3-6.0

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

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based partially on historical experience. The forfeitures rate as of June 30, 2006 was immaterial.

No cash was used to settle equity instruments granted under share-base payment arrangements in any period of 2006 or 2005.

The Company issues new shares upon the exercise of stock options. The Company does not expect to repurchase shares issued in any period following the exercise of stock options.

    The status of the plans during the nine months ended June 30, 2006 is as follows:

Stock Options	Number of shares	Weighted average exercise price
Stock options outstanding, September 30, 2005	503,657	$5.15
Granted	48,000	6.64
Exercised	(4,000)	2.86
Forfeited	—	—

Stock options outstanding, June 30, 2006	547,657	$5.75

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

As of June 30, 2006, unrecognized stock based compensation related to stock options was approximately $525,300. This cost is expected to be expensed over a weighted average period of 1.8 years. The aggregate intrinsic value of stock options exercised in the three and nine months ended June 30, 2006 was zero and $13,560, respectively.

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 2.64 - $ 4.60	153,221	5.8	$3.14	132,284	$3.22
$ 5.00 - $ 6.50	290,936	3.1	$5.81	252,186	$5.72
$ 7.05 - $ 7.93	23,500	9.2	$7.41	9,375	$7.81
$ 10.03	80,000	8.5	$10.03	25,000	$10.03

	547,657	4.9	$5.75	418,845	$5.23

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Amounts in thousands except for Weighted average options grants)
Weighted average of the fair value of options granted during the period	$2.77	$3.95	$3.50	$5.12
Intrinsic value of options exercised during the period	$—	$395.0	$13.6	$470.2
Total fair value of options vested during the period	$46.5	$11.7	$151.8	$100.3

As of June 30, 2006	Fully Vested and Exercisable Options
Number of options	418,845
Aggregate intrinsic value	$658.6
Weighted average remaining contractual term	3.8 years

Pro forma Information under SFAS No. 123.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended June 30, 2005:

Amounts	For the three Months ended June 30, 2005	For the nine months ended June 30, 2005
Net income	$211	$1,198
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(60)	(176)
Add: Total stock-based employee compensation expense included in reported net income	—	—

Pro forma net income	$151	$1,022

Net income per share:
Basic, as reported	$0.06	$0.33

Diluted, as reported	$0.06	$0.31

Basic, pro forma	$0.04	$0.28

Diluted, pro forma	$0.04	$0.27

Weighted average shares outstanding – basic	3,634	3,600

Weighted average shares outstanding – diluted	3,828	3,806

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30, 2005	For the nine months ended June 30, 2005
Risk-free interest rate	4.1%	3.6%
Expected dividend yield	—	—
Expected volatility	48.4%	48.4%
Expected life (years)	5	5
Weighted average value of options granted during the period	$3.32	$6.23

8. Inventories

Inventories consist of the following:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Raw materials	$1,619	$993
Work-in-progress	1,993	571
Finished goods	1,601	2,147

Total	$5,213	$3,711

9. Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$(44)	$211	$443	$1,198
Unrealized gain (loss) on available-for-sale securities	—	(26)	(45)	11
Effect of foreign currency translation	311	(191)	231	(75)

Comprehensive income (loss)	$267	$(6)	$629	$1,134

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Unrealized gain on available-for-sale securities	$—	$45
Cumulative effect of foreign currency translation	(1,441)	(1,759)
Additional minimum pension liability	(2,004)	(1,917)

Accumulated Comprehensive loss	$(3,445)	$(3,631)

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Pension:
Service cost	$29	$2	$31	$22	$2	$24
Interest cost	142	36	178	157	37	194
Expected return on plan assets	(99)	—	(99)	(92)	—	(92)
Amortization of:
Prior service costs/(gains)	8	22	30	40	15	55
Net transition asset	(25)	—	(25)	(31)	—	(31)

Net periodic benefit cost	$55	$60	$115	$96	$54	$150

	For the Three Months Ended June 30,
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Post Retirement:
Service cost	$—	$14	$14	$—	$13	$13
Interest cost	—	9	9	—	7	7
Expected return on plan assets	—	—	—	—	—	—
Amortization of:				—	—	—
Prior service costs/(gains)	—	15	15	—	18	18
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$38	$38	$—	$38	$38

	For the nine Months Ended June 30,
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
		(Amounts in thousands)
Pension:
Service cost	$86	$5	$91	$68	$6	$74
Interest cost	421	107	528	473	111	584
Expected return on plan assets	(294)	—	(294)	(276)	—	(276)
Amortization of:
Prior service costs	35	65	100	120	45	165
Net transition asset	(85)	—	(85)	(93)	—	(93)

Net periodic benefit cost	$163	$177	$340	$292	$162	$454

Post Retirement:
Service cost	$—	$41	$41	$—	$39	$39
Interest cost	—	26	26	—	21	21
Expected return on plan assets	—	—	—	—	—	—
Amortization of:				—	—	—
Prior service costs	—	44	44	—	56	56
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$111	$111	$—	$116	$116

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

11. Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended June 30, 2006
Sales:
Product	$282	$14,186	$14,468
Services	1,250	2,838	4,088
Total sales	$1,532	$17,024	$18,556
Profit (loss) from operations	$(72)	$(14)	$(86)
Assets	$11,779	$26,658	$38,437
Capital expenditures	$97	$91	$188
Depreciation	$52	$94	$146

	(Amounts in thousands)
Three Months Ended June 30, 2005
Sales:
Product	$1,348	$6,264	$7,612
Services	901	3,030	3,931
Total sales	$2,249	$9,294	$11,543
Profit (loss) from operations	$(16)	$210	$194
Assets	$11,844	$20,487	$32,331
Capital expenditures	$63	$140	$203
Depreciation	$64	$94	$158

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Nine Months Ended June 30, 2006
Sales:
Product	$5,302	$36,040	$41,342
Services	1,754	8,203	9,957
Total sales	$7,056	$44,243	$51,299
Profit (loss) from operations	$(181)	$571	$390
Assets	$11,779	$26,658	$38,437
Capital expenditures	$144	$252	$396
Depreciation	$156	$254	$410

	(Amounts in thousands)
Nine Months Ended June 30, 2005
Sales:
Product	$6,907	$27,019	$33,926
Services	1,207	9,224	10,431
Total sales	$8,114	$36,243	$44,357
Profit from operations	$549	$1,076	$1,625
Assets	$11,844	$20,487	$32,331
Capital expenditures	$170	$272	$442
Depreciation	$178	$277	$455

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. The information for the three and nine months ended June 30, 2005 has been reclassified to conform to the segment presentation as disclosed in 2005 Form 10-K.

All intercompany transactions have been eliminated.

Assets include deferred income tax assets and other financial instruments owned by the Company.

For the three months ended June 30, 2006, the Company generated approximately 22% of its overall sales from tranactions with Atos Origin GmbH, a systems integrator located in Germany. No other customer provided 10% or greater revenues during the quarter. For the nine months ended June 30, 2006, approximately 15% of revenues were attributable to Atos Origin GmbH, and approximately 12% of revenues were attributable to Kable Deutchland, also located in Germany. No other customers accounted for 10% or more in revenues for the nine month period.

12. Restructuring

Early in the third quarter of 2006,Vodaphone, an integration services customer of our German subsidiary significantly reduced their contract service levels in order to reduce costs. The Company, in response to this reduction in revenues, initiated a staff reduction of three engineers. In connection with this initiative, the Company accrued a restructuring charge of $243 thousand in the third quarter of fiscal 2006, which was charged to service cost of sales.This amount consists of termination payments to the affected engineers. The Company is still evaluating if further reductions in staffing levels may be required and may incur additional severance charges in the fourth quarter of fiscal 2006.

13. Subsequent Event

On August 8, 2006, the Company reported a contract award from Raytheon Company that will provide revenues of between $17 and $18 million for the sale of FastCluster 220R systems. Initial deliveries will begin in late fiscal 2006 and continue into the following year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Restatement

As discussed in Note 2 to our consolidated financial statements included herein, we have restated our consolidated statement of cash flows for the nine months ended June 30, 2005 to correct certain misclassifications. The restatement had no effect on our reported operating results for the three or nine months ended June 30, 2005. The following discussion has been adjusted, where applicable, for the restatement of our unaudited consolidated statement of cash flows.

Risk factors

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

After persuasive evidence of an arrangement exists, the Company recognizes revenue on all elements, except for the support services, when all the products and services included in these elements have been delivered, customer acceptance has been ascertained, if and when applicable, and all other revenue recognition criteria have been met. Revenue for the support services is recognized over the term of the contract, typically three to twelve months.

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

Goodwill Impairment

We follow the requirements of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, and test for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Factors we consider important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends. At June 30, 2006 and September 30, 2005, we had $2,779,000 in Goodwill. In evaluating the impairment of goodwill, we consider a number of analyses such as discounted cash flow projections and market capitalization value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating fair value of the businesses with goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Our key assumptions include sales growth and expected levels of operating expenditures, which are subject to variation based on both internal and external factors. To the extent that actual experience deviates from the projections, our assessment regarding impairment may change. Such a change could have a material adverse affect on the statement of operations. Goodwill is tested at the lowest level within the consolidated group for which identifiable cash flows that are largely independent on the cash flows of other assets and liabilities. For testing conducted at September 30, 2005, the testing was conducted at the level of the division within the service and systems integration segment which comprises the business acquired from Technisource in 2003.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended June 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $82,000 and $202,000, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended June 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statement of operations for the three and nine months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 was $32,400, $53,300 for the three and nine months ended June 30, 2006 related to 48,000 options granted in 2006.

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

Results of Operations

Overview of the nine months ended June 30, 2006 Results of Operations

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

CSP Inc. operates in two segments:

•	Systems, which include manufactured hardware products:

•	Service and systems integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development.

Highlights include:

•	Revenue decline in service sales offset by growth in product sales for nine month period.

•	Operating income declined 76%, from $1.6 million in the first nine months of 2005 to $0.4 million in the first nine months of 2006

•	Loss of service contracts in Germany caused an $829 thousand decline in service revenues in the first nine months of 2006 compared to 2005.

•	Results include $243 thousand of restructuring costs and $179 thousand in idle capacity costs related to our German division, included in services cost of sales.

Results for 2006 include $202 thousand in compensation expense related to stock options. Results for 2005 do not include any expense related to stock options.

The following table details our results of operation in dollars and as a percentage of sales for the nine months ended June 30, 2006 and 2005:

	June 30, 2006	% of sales	June 30, 2005	% of sales
Sales	$51,299	100.0%	$44,357	100.0%
Costs and expenses:
Cost of sales	40,086	78.1%	32,367	73.0%
Engineering and development	1,579	3.1%	2,066	4.6%
Selling, general and administrative	9,244	18.0%	8,299	18.7%

Total costs and expenses	50,909	99.2%	42,732	96.3%

Operating income	390	0.8%	1,625	3.7%
Other income	304	0.6%	149	0.3%

Income from continuing operations before income taxes	694	1.4%	1,774	4.0%
Provision for income taxes	251	0.5%	557	1.3%

Income from continuing operations	443	0.9%	1,217	2.7%
Loss from discontinued operations	—	—	(19)	0.0%

Net income	$443	0.9%	$1,198	2.7%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2006 and 2005:

	For the Nine Months Ended				$ Increase/ (Decrease)	% Increase/ (Decrease)
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$7,056	14%	$8,114	18%	$(1,058)	(13)%
Service and system integration	44,243	86%	36,243	82%	8,000	22%

Total	$51,299	100%	$44,357	100%	$6,942	16%

Overall product sales increased by approximately $7.4 million, or 22%, in the nine months ended June 30, 2006 compared to the same period of 2005. Foreign currency effects reduced the increase in revenue growth by approximately $1.2 million dollars due to a weakening in the euro and the pound sterling with respect to the US dollar in the first nine months of 2006 relative to the same period of 2005.

Product sales in the Systems segment declined approximately $1.6 million, or 23%, while overall Service and systems integration product revenues increased approximately $9.0 million, or 33%. Within the Service and systems integration segment, product revenues at our German subsidiary increased approximately $3.0 million, or 23%, on increased sales activity with Atos Origin GmbH, a systems integrator in Germany, increased activity with Arcor, and a new customer, Primacon, a TV cable provider in East Germany. Our Florida division of the Service and systems segment increased product sales by approximately $6.0 million, or 45%, by generating approximately $2.1 million in revenues to new customers and by significantly increasing sales to existing customers, such as General Dynamics, Rackspace, Raydon, and BrightStar.

Overall service revenues declined approximately $474 thousand, or 5%, in the nine months ended June 30, 2006 compared to the same period of 2005. Service revenues in the Systems segment increased approximately $547 thousand, or 45%, offset by a decline in service revenues in the Service and systems integration segment of $1.0 million, or 11%. The decline in service revenues in this segment was due primarily to the loss of a service contract with E-Plus in January 2006 and with the modification of a contract with Vodaphone in April 2006, both of which are customers of our Germany subsidiary.

The decline in year-to-date product sales in the Systems segment reflects approximately $1.0 million lower levels of sales of the FastCluster 2000 SERIES product in 2006. Service revenue in the Systems segment increased approximately $0.9 million due to the receipt of approximately $1.5 million in royalty revenues related to the E-2 Hawkeye program in 2006, compared to $0.6 million received the previous year, offset by declines of approximately $0.4 million related to engineering and project management contract revenue.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
	June 30, 2006%		June 30, 2005%
North America	$26,720	52%	$20,842	47%	$5,878	28%
Europe	22,853	45%	20,972	47%	1,881	9%
Asia	1,726	3%	2,543	6%	(817)	(32)%

Totals	$51,299	100%	$44,357	100%	$6,942	16%

North American revenues increased 28% for the first nine months of 2006 relative to the same period of fiscal 2005 due to increased sales activity at the Systems and solutions division in Florida, offset by a decline in revenues at the Multicomputer division. European revenues increased 9% due to a $2.2 million increase experienced at our German subsidiary, offset by reduced revenues at the UK division of the service and systems integration segment. Sales to Asia declined in the first nine months of 2006 due to lower sales activity in Japan for defense related programs.

Cost of Sales and Gross Margins

The following table details our sales, cost of sales and gross margin by operating segment for the nine months ended June 30, 2006 and 2005:

	Systems	Service and system integration	Total
Nine Months Ended June 30, 2006
Sales	$7,056	44,243	$51,299
Cost of sales	2,335	37,751	40,086

Gross margin $	$4,721	$6,492	$11,213
Gross margin %	67%	15%	22%
Nine Months Ended June 30, 2005
Sales	$8,114	36,243	$44,357
Cost of sales	2,946	29,421	32,367

Gross margin $	$5,168	6,822	$11,990
Gross margin %	64%	19%	27%

Sales - $ Increase (decrease)	$(1,058)	8,000	$6,942
% Increase (decrease)	(13)%	22%	16%
Cost of sales - $ Increase (decrease)	$(611)	8,330	$7,719
% Increase (decrease)	(21)%	28%	24%
Gross margin - $ Decrease	$(447)	(330)	$(777)
Gross margin % - Increase (decrease)	3%	(4)%	(5)%

The overall cost of sales as a percentage of sales increased from 73% in the nine months ended June 30, 2005 to 78% in the comparable period of 2006.

The gross margin percentage on total sales in the Service and systems integration segment declined from 19% in the 2005 period to 15% in 2006. Despite increasing product revenues of approximately $9.0 million, the cost of sales percentage on product sales within the segment increased by 1.6% due to continuing pricing pressure experienced at our Florida, and to a lesser extent, our German subsidiaries. Gross margins on service sales within the segment declined from 30% in 2005 to 21% in 2006, primarily due to the loss of $829 thousand of service revenues at our German subsidiary without any reduction in the cost of sales expenses. Cost of sales for the service segment is primarily for labor and associated expenses for the staff. In the third quarter of 2006, the German subsidiary had a reduction in force of three engineers, which resulted in severance expense of $243 thousand being recorded in the cost of sales.

Offsetting the decline in gross margins in the Service and systems integration segment was the increase in gross margins in the Systems segment, which rose from 64% in the 2005 period to 67% in 2006. Product sales in the Systems segment declined $1.6 million, though effect on gross margins on segment product sales was to reduce product gross margins from 61% in 2005 to 60% in 2006. Systems segment service revenues included royalty revenues of approximately $1.5 million in 2006, compared to $576 thousand in 2005, which was the primary cause of the overall margin improvement in the Systems segment.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2006 and 2005:

	For the Nine months ended				$ Increase (Decrease)	% Increase (Decrease)
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,541	98%	$1,516	73%	$25	2%
Service and system integration	38	2%	550	27%	(512)	(93)%

Total	$1,579	100%	$2,066	100%	$(487)	(24)%

Engineering and development expenses decreased overall by $487,000, or 24%, in the first nine months of 2006 compared to the first nine months of 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and service integration segment to customer projects, and therefore charged to cost of sales. Engineering costs in our MultiComputer division within the Systems segment increased by 2% due to addition of an engineer and salary increases.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the nine months ended June 30, 2006 and 2005:

	For the Nine Months Ended				$ Increase	% Increase
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$3,361	36%	$3,104	37%	$257	8%
Service and system integration	5,883	64%	5,195	63%	688	13%

Total	$9,244	100%	$8,299	100%	$945	11%

Overall selling, general and administrative costs increased by $945,000, or 11%, in the first nine months of 2006 compared to the corresponding period of 2005. Approximately $708,000 of the increase was due to increased selling and marketing expenses. Our Florida-based service and system integration business increased selling and marketing costs by approximately $703,000 due to higher commission on higher levels of sales as well as an increase in sales related headcount. MultiComputer division in the Systems segment increased $60,000 in the first nine months of 2006 compared to the first nine months of 2005 related to increased consulting costs to assist in our sales efforts.

General and administrative costs increased $237,000 in the first nine months of 2006 compared to the first nine months of 2005. Overall, general and administrative expenses increased due to increased staffing in the finance departments for both segments. The Company recorded compensation expense of $202,000 in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and directors stock options and employee stock purchase plan. The Company incurred higher costs associated with officers life insurance, audits and financial reviews, and legal fees. The cost in professional fees of the restatement of prior year financial statements was $384,000, included in the first half of 2006. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to a smaller facility, both concluded late in 2005, a reduction in bonus expense, and reduction in consulting fees due to the delay in effective date of certain provisions of the Sarbanes-Oxley Act of 2002.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2006 and 2005:

	For the Nine Months Ended		$ Increase (Decrease)
	June 30, 2006	June 30, 2005
	(Amounts in thousands)
Interest expense	$(73)	$(88)	$15
Interest income	282	234	48
Dividend income	2	5	(3)
Foreign exchange gain (loss)	(5)	(25)	20
Insurance settlement	60	—	60
Realized gain on investments	65	—	65
Other income (expense), net	(27)	23	(50)

Total other income (expense), net	$304	$149	$155

Increases in interest income and expense are due primarily to the general increase in interest rates in effect over the first nine months of 2006 compared to the comparable period of 2005. The Company received reimbursement of $60,000 in the first nine months of 2006 from its business interruption insurance provider for lost profits at its Florida division due to the effects of Hurricane Wilma that occurred in the autumn of 2005. The realized gain on investments was related to the sale of investments held by a trust that was liquidated during the second quarter of 2006.

Overview of the three months ended June 30, 2006 Results of Operations

Highlights include:

•	Product revenue growth in our German subsidiary increased $5.1 million, or 357% compared to third quarter of 2005 but cost of sales increased $4.6 million, or 384%.

•	Loss and modification of service contracts in Germany lead to a $105 thousand decline in third quarter 2006 service revenues compared to 2005.

•	Product revenue in the Florida division of the Service and Systems integration segment increased $2.9 million, or 61%, compared to third quarter of 2005.

•	Competitive pressure on margins continue to be experienced at both the German and Florida operations of the Service and systems integration segment from 22% in 2005 to 13% in 2006.

•	Operating income declines from $194 thousand in the third quarter of 2005 to an operating loss of $86 thousand in the third quarter of 2006, due to lower margins realized on product sales and increased selling, general and administrative expenses in the Service and systems integration segment.

•	Restructuring charge of $243 thousand recorded in the Germany division within the Service and systems integration segment. The charge is classified as services cost of sales.

The following table details our results of operations in dollars and as a percentage of sales for the three months June 30, 2006 and 2005:

	June 30, 2006	% of sales	June 30, 2005	% of sales
	(Amounts in thousands)
Sales	$18,556	100.0%	$11,543	100.0%
Costs and expenses:
Cost of sales	15,159	81.7%	7,976	69.1%
Engineering and development	500	2.7%	602	5.2%
Selling, general and administrative	2,983	16.1%	2,771	24.0%

Total costs and expenses	18,642	100.5%	11,349	98.3%

Operating income (loss)	(86)	(0.5)%	194	1.7%
Other income	68	0.4%	68	0.6%

Income (loss) from continuing operations before income taxes	(18)	(0.1)%	262	2.3%
Provision for income taxes	26	0.1%	97	0.9%

Income (loss) from continuing operations	(44)	(0.2)%	165	1.4%
Income from discontinued operations	—	—	46	0.4%

Net income (loss)	$(44)	(0.2)%	$211	1.8%

For the three months ended June 30, 2006, sales increased to $18.6 million, compared to $11.5 million for the three months ended June 30, 2005. The net loss for the three months ended June 30, 2006 was $44 thousand or $(0.01) per share – diluted, compared with a net income of $211 thousand or $0.06 per share – diluted, for the three months ended June 30, 2005.

Sales

The following table details our sales by operating segment for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase/ (Decrease)
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
Operating Segment:
Systems	$1,532	8%	$2,249	19%	$(717)	(32)%
Service and system integration	17,024	92%	9,294	81%	7,730	83%

Total	$18,556	100%	$11,543	100%	$7,013	61%

Total revenues increased by approximately $7.0 million, or 61%, in the third quarter of 2006 compared to the corresponding quarter of 2005. Foreign currency effects contributed approximately $310 thousand to the increase in revenue growth to a strengthening of the euro and the pound sterling with respect to the US dollar in the third quarter of 2006 relative to the same period of 2005. The Systems segment revenues decreased $717 thousand, or 32%, due to lower product sales in the MultiComputer division partly offset by an increase in service revenues from royalties.

Service and system integration segment revenues increased $7.7 million, or 83%, during the third quarter compared to the corresponding quarter of 2005. Product revenues increased substantially at our German and Florida divisions. Product revenue growth in German subsidiary increased $5.1 million, or 357% compared to third quarter of 2005. Product revenue in the Florida division increased $2.9 million, or 61%, compared to third quarter of 2005.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase	% Increase
	(Amounts in thousands)
	June 30, 2006%		June 30, 2005%
North America	$9,781	53%	$7,603	66%	$2,178	29%
Europe	8,649	47%	3,844	33%	4,805	125%
Asia	126	—%	96	1%	30	31%

Totals	$18,556	100%	$11,543	100%	$7,013	61%

North American revenue increased in the third quarter of 2006 were primarily driven by the increased product sales experienced at our Florida-based service and systems integration operation offset by a decline in revenues experienced at our MultiComputer division within the Systems segment. European sales increases were due largely to increased product sales at our German subsidiary within the Service and system integration business. The major portion of the increase was related sales to Atos Origin GmbH and an initial order to Primacon, a TV cable provider in East Germany.

Cost of Sales and Gross Margins

The following table details our sales, cost of sales and gross margin by operating segment for the three months ended June 30, 2006 and 2005:

	Systems	Service and system integration	Total
	(Amounts in thousands)
Three Months Ended June 30, 2006
Sales	$1,532	$17,024	$18,556
Cost of sales	364	14,795	15,159

Gross margin $	$1,168	$2,229	$3,397
Gross margin %	76%	13%	18%

Three Months Ended June 30, 2005
Sales	$2,249	9,294	$11,543
Cost of sales	750	7,226	7,976

Gross margin $	$1,499	2,068	$3,567
Gross margin %	67%	22%	31%

Sales - $ Increase (decrease)	$(717)	7,730	$7,013
% Increase (decrease)	(32)%	83%	61%
Cost of sales - $ Increase (decrease)	$(386)	7,569	$7,183
% Increase (decrease)	(52)%	105%	90%
Gross margin - $ Decrease	$(331)	161	$(170)
Gross margin % - Increase (decrease)	9%	(9)%	(13)%

The overall cost of sales as a percentage of sales increased from 69% in the quarter ended June 30, 2005 to 82% in the comparable period of 2006.

The gross margin percentage on total sales in the Service and systems integration segment declined from 22% in the 2005 period to 13% in 2006. Despite increasing product revenues of $7.9 million, the cost of sales percentage on product sales within the segment increased by approximately 4.8% due to continuing pricing pressure experienced at our Florida and German subsidiaries. Cost of sales on service sales within the segment increased from 68% in 2005 to 86% in 2006, primarily due to the loss of $105 thousand of service revenues at our German subsidiary without any reduction in the cost of sales expenses which is primarily the labor cost and associated expense. In the third quarter of 2006, the German subsidiary had a reduction in force of three engineers, which resulted in severance expense of $243 thousand recorded in the cost of sales.

Offsetting the decline in gross margins in the Service and systems integration segment was the increase in gross margins in the Systems segment, which rose from 67% in the 2005 period to 76% in 2006. Although product sales in the Systems segment declined $1.1 million, which caused the Systems segment product gross margin to decrease from 54% in 2005 to 18% in 2006 due to the fixed expenses of the production operation on very low sales . Systems segment service revenues included royalty revenues of approximately $1.2 million in the third quarter of 2006, compared to none recorded in the third quarter of 2005 which caused the service gross margin to increase from 85% to 89% thus causing overall margin improvement.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended				$ Increase (Decrease)	% Increase (Decrease)
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$492	98%	$520	86%	$(28)	(5)%
Service and system integration	8	2%	82	14%	(74)	(90)%

Total	$500	100%	$602	100%	$(102)	(17)%

Engineering and development expenses decreased overall by $102,000, or 17%, in the third quarter of 2006 compared to the third quarter of 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and service integration segment to customer projects, and therefore charged to cost of sales. The decrease in engineering and development expenses in the Systems segment was due to reduced reliance on outside consulting services in the current period.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended				$ Increase (Decrease)	% Increase
	June 30, 2006	% of Total	June 30, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$748	25%	$995	36%	$(247)	(25)%
Service and system integration	2,235	75%	1,776	64%	459	26%

Total	$2,983	100%	$2,771	100%	$212	8%

Overall selling, general and administrative costs in the third quarter of 2006 increased 8%, or $212 thousand compared to the third quarter of 2005. Our Florida-based service and system integration business increased selling and marketing costs due to higher commission on higher levels of sales, costs associated with an increase in sales related headcount, and stock options expense of $22 thousand in the third quarter of 2006.

The Company recorded compensation expense of $82,000 during the quarter in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and directors stock options and employee stock purchase plan in the third quarter of 2006. No expenses related to stock options were recorded in the third quarter of 2005. The Company incurred higher costs associated with officers life insurance, audits and financial reviews. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to a smaller facility, both concluded late in 2005, and lower bonus costs.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended		$ Increase (Decrease)
	June 30, 2006	June 30, 2005
	(Amounts in thousands)
Interest expense	$(23)	$(26)	$3
Interest income	105	99	6
Dividend income	—	2	(2)
Foreign exchange gain (loss)	(3)	3	(6)
Other income (expense), net	(11)	(10)	(1)

Total other income (expense), net	$68	$68	$—

Increases in interest income and expense are due primarily to the general increase in interest rates in effect over the second quarter of 2006 compared to the comparable period of 2005.

Income Taxes

We recorded an income tax expense of $26,000 and $251,000 for the three and nine months ended June 30, 2006, respectively, compared to $97,000 and $557,000 of income tax expense for the three and nine months ended June 30, 2005. The tax expense in these periods was primarily due to the income generated by our foreign subsidiaries in Europe, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes, state tax and U.S. Alternative Minimum Tax (AMT).

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which rose to $13.5 million as of June 30, 2006 as compared to $12.7 million as of September 30, 2005. In the nine months ended June 30, 2006, we generated approximately $577 thousand of cash in operating activities compared to $1.7 million in the same period of the prior fiscal year. The significant change in net cash provided by operating activities was primarily due to net income of $443 thousand in the nine months of 2006 versus net income of $1.2 million for the first nine months of 2005. Working capital items which drove the most significant changes in operating cash flows were accounts payable and accrued expenses and accounts receivable primarily due to timing differences of transactions.

Approximately $21 thousand of net cash was provided by investing activities for the nine months ended June 30, 2006 compared to $145 thousand used during the prior comparable period. During the nine months ended June 30, 2006, our investing activities consisted of purchases, sales and maturities of marketable securities generating net cash of $508 thousand and the use of $396 thousand for the purchases of property, equipment and improvements and the use of $91 thousand to pay life insurance premiums.

Financing activities generated approximately $59 thousand of cash during the nine months ended June 30, 2006 compared to $523 thousand during the prior comparable period. The cash provided in the first nine months of 2006 was mainly from the proceeds of stock issued under our employee stock purchase plan and the exercise of stock options off set by the repurchase of Company common stock.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and nine month periods ended June 30, 2006 and 2005. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended June 30, 2006.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements. These control deficiencies led to (1) the delay in the filing of our 2005 Annual Report on Form 10-K, (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2005, and (3) restatements of the consolidated balance sheets as of September 30, 2004 and 2003 and statements of cash flows for the years then ended as detailed in our 2005 Form 10-K as well as restatement of our unaudited consolidated statement of cash flows for the nine months ended June 30, 2005, as described below.

We incorrectly classified certain highly liquid investments with maturities of three months or less as short-term investments, rather than as cash equivalents. In addition, certain investments with maturity dates of less than one year were incorrectly reported as long-term, rather than short-term. Our unaudited consolidated statement of cash flows for the nine months ended June 30, 2005 has been restated due to these classification errors.

In addition, during the preparation of our 2005 Form 10-K an error was discovered in our consolidated statement of cash flows for fiscal 2003 that led management to re-analyze the statements of cash flows for all years presented. This control deficiency resulted in additional restatement adjustments to our consolidated statement of cash flows for the nine months ended June 30, 2005.

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

During the third quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are updating the following two risk factors from our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The update reflects the contract with Raytheon Company that we announced August 8, 2006.

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. Sales to E-Plus, a wireless telecommunications company in Germany, and those to E-Plus through its system integrator, Atos, accounted for 15%, 22% and 33% of sales in fiscal years ended September 30, 2005, 2004 and 2003, respectively. Lockheed-Martin, a large defense contractor, accounted for 5% of our sales in 2005 and 11% and 3% of our sales in fiscal years 2004 and 2003, respectively. On August 8, 2006, we announced that we had entered into a major contract with Raytheon, another major defense contractor, for approximately $17-$18 million, which is expected to be filled over the next year. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 16%, 18% and 18% of our consolidated revenues and 97%, 97% and 95% of the Systems segment sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. On August 8, 2006, we announced that we had entered into a major contract with Raytheon, another major defense contractor, for approximately $17-$18 million, which is expected to be filled over the next year. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

CSP INC.

Date: August 14, 2006	By:	/s/ ALEXANDER R. LUPINETTI

Alexander R. Lupinetti
Chief Executive Officer, President and Chairman

Date: August 14, 2006	By:	/s/ GARY W. LEVINE

Gary W. Levine
V.P. of Finance and Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002