Form 10-K
period 2006-10-30
CSP INC /MA/
filed 2007-02-20
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes ☐    No ☒

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

  Yes ☐    No ☒

As of March 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,350,689 based on the closing sale price of $8.68 as reported on the Nasdaq Stock Market.

As of January 16, 2007, we had outstanding 3,731,320 shares of common stock.

EXPLANATORY NOTE

CONSOLIDATED FINANCIAL STATEMENTS

Related Regulatory Actions

Because our 2006 Form 10-K was not timely filed, on January 17, 2007 we received a letter from the Nasdaq Stock Market notifying us that our common stock was subject to delisting. In accordance with Nasdaq rules, we requested a hearing with Nasdaq that is scheduled for March 1, 2007 but we filed our Form 10-K prior to the hearing date thus fulfilling the Company’s obligation.

PART I

Item 1.	Business

CSP Inc. (“CSPI”) was incorporated in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of our industrial, commercial, and scientific and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

The Company sold substantially all of the net assets of its Scanalytics subsidiary in June 2005. The operating results of Scanalytics have been segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and the related notes to the consolidated financial statements for all periods presented.

Segments

CSPI operates in two segments:

•	Systems, which includes manufactured hardware products;

•	Service and System Integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development

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

Our MODCOMP, Inc. subsidiary is a multinational business operation that develops and markets IT solutions for complex IT environments and provides network management, storage systems and network security integration services including consulting, systems integration and outsourcing. In addition, MODCOMP develops and markets middleware software for messaging and legacy integration. Revenues from these sources are recorded in the Service and System Integration segment except for sales of legacy classic systems which are included in the Systems segment. MODCOMP expanded its United States integrator operations for hardware, software and services with the acquisition of certain assets of Technisource Hardware, Inc. on May 30, 2003. The former Technisource business operates in the Service and System Integration segment. MODCOMP sells products through our own direct sales force in the United States, Germany, and the United Kingdom.

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2006, 2005 and 2004. A measure of our profits and losses and total assets by segment are listed in footnote number 13 to our financial statements.

Segment	2006	%	2005	%	2004	%
	(Amounts in thousands)
Systems	$8,949	13%	$9,414	16%	$9,003	18%
Service and System Integration	59,988	87%	48,076	84%	42,399	82%

Total Sales	$68,937	100%	$57,490	100%	$51,402	100%

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

In fiscal year 2004, we introduced the StarGate I/O blade, which bolstered our product offerings in software-defined radio, radar, sonar and surveillance DSP by providing the high-speed data acquisition capabilities and rapid execution times necessary for the complex signal processing demands of these applications. The StarGate I/O blade was the initial product in a new generation of our MultiComputer that benefit from the exceptional performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies. Customers purchasing these products have the option of selecting either an open-source Linux operating system and GNU toolkit or the industry standard VxWorks real-time operating system, coupled with the Tornado II development tools suite.

Also in 2004, the FastCluster product line was enhanced with the addition of rugged system capabilities for blades and enclosures. The new rugged chassis was specifically designed to meet MIL-STD specifications for mission-critical, airborne defense programs. The advanced packaging maintains scalability to hundreds of processors and leverages the latest Myrinet-2000 fiber clustering technology for multi chassis configurations. This packaging offers better fault detection, hot-swap capability, plug-in power supply and blower assembly components for improved serviceability, and addresses MIL-STD requirements for shock, vibration and EMC/EMI.

Building upon the momentum of the 2000 SERIES, in fiscal 2006, the 3000 SERIES was announced. The next generation 3000 SERIES systems deliver unrivaled performance in bi-section bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES is targeted to high performance digital signal processing (DSP), SIGINT, radar and sonar applications in airborne, shipboard and UAV platforms where space and power are at a premium.

The 3000 SERIES redefines processing per-cubic-foot-per-watt and interconnect bi-section bandwidth by integrating the reconfigurable processing capabilities of Xilinx’s FPGA (Field Programmable Gate Array) technology with the latest Freescale Multi-Core processors and Myri-10G high performance networking technology. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the DOD’s vision of “systems of systems” in which embedded systems are not designed, deployed, and used in isolation but rather in a cooperative way.

Hardware Products

Our MultiComputer Division produces high-density, high-performance cluster computing systems incorporating tens to hundreds of processors all interconnected by a very high-bandwidth network. These systems are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. Typical computationally intense applications requiring these products include radar, sonar, and command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) within the defense market segment.

Our MultiComputer cluster computing systems offer customers an open hardware architecture with the most advanced processors, large memory subsystems and high-bandwidth networking components. These systems are scalable and easy to upgrade, allowing for continuous insertion of the latest technologies. The superior architectural design of these systems is based on Motorola™ G4 PowerPC RISC processors with AltiVec™ technology; high-speed memory and Myrinet-2000™ cluster interconnect. To meet the demands of mission- critical applications the MultiComputer systems incorporate high-availability features including instant booting from a cold start, error-correcting memory, hot-swappable hardware, extended environmental specifications and built-in self-test. Systems ship in a variety of configurations ranging from small desktop systems to multiple-chassis systems with over 400 processors.

Supporting both open source Linux and the industry standard VxWorks™ real-time operating system, MultiComputer products offer the user a choice in selecting the system software best suited to their application requirements.

All MultiComputer cluster computing systems use the best of open systems software technologies, such as message passing interface (MPI) software for interprocessor communications and the highly optimized industry standard math libraries: Industry Standard Signal Processing Library and Vector Signal and Image Processing Library. These libraries facilitate the development of truly portable code for seamless reuse across applications, while taking advantage of optimized performance on the PowerPC with AltiVec.

Service and System Integration Segment

Integration Solutions

Over the past several years, our product offering has evolved away from the sales of proprietary systems toward integration solutions including third-party hardware and software with consulting services. Our value proposition is integrating these third party components together into a complete solution and installing the system at the customer site. These services are offered by all MODCOMP locations. In particular, our German subsidiary has had significant successes in the telecommunication market.

Internet Integration and Security Solutions

We also offer third-party software products as well as specialized programming and engineering services to supply customers with customized legacy integration, virtual private networks and Internet security solutions.

Our German subsidiary has had several successes in the Internet security market in the telecommunications and financial services industries. The ability to offer 24 X 7 service level agreements is an important factor in this market.

Third-Party Offerings and Professional Services

MODCOMP sells third-party offerings and professional services in the United States in the IT market with a strategic focus on storage systems, security and networking. Key third party product offerings include IBM, HP, Citrix, APC, EMC, Cisco, Microsoft and CA.

We offer competitively priced best-of-breed products from a wide variety of vendors to meet the customer’s diverse systems and technology needs, providing sales and engineering expertise in storage, security and networking to the small-to-medium sized businesses. These small-to-medium sized businesses have unique technology needs, and typically lack technical purchasing expertise or have very limited engineering resources on staff. We offer small-to-medium sized businesses a single point of contact for complex multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in education, telecommunications, health services, distribution, financial, manufacturing and entertainment industries. We target the small-to-medium sized business market across all industries.

In addition, we provide Internet security consulting and implementation services for enterprise intrusion prevention and protection. Using third-party products from companies like Checkpoint and NetScreen, our services are designed to ensure data security and integrity through the establishment of virtual private networks and firewalls.

Markets, Marketing and Dependence on Certain Customers

Systems Segment

We market our high-performance cluster computing systems to the high-end scientific/technical computing market and the aerospace and defense market with emphasis on applications requiring the analysis of complex signals. We distribute our products in these markets as an original equipment manufacturer supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

Aerospace and Defense Market

MultiComputer systems are sold primarily to prime contractors within the defense industry and are used in sonar, radar, C 4 ISR systems, simulators, and signal and image analysis computers. Customers in this market segment have unique requirements. A prime contractor will be incorporating our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications; prototype units; form, fit and function compatibility with previous products; and long term product availability and support. As a supplier in this market space, we recognize that there may be a significant up-front investment of time and resources in building a business partnership, however, the result is a strong potential for long-term revenue streams as products progress from development phases into deployment.

Our cluster computing technologies that support “network centric warfare” and information exchange in real-time are becoming increasingly significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial period of development and evaluation time before products are deployed into field use. Time from development to deployment varies based on the program, however, it may extend beyond a twenty-four month time period.

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

High-End Scientific/Technical Computing Market

Rapid technological change and the introduction of new products characterize the high-end scientific/technical computing market addressed by our MultiComputer systems with superior capabilities at lower pricing. This market segment is driven in large part by cost sensitivity. Moreover, many of the application performance requirements can often be met with general-purpose computers. Larger companies with greater technical resources and high capacity manufacturing facilities are now providing solutions in this space. In this market, our ability to compete may be limited to the extent that we lack the high volume production capabilities of a larger company, and thus are less able to realize the cost savings associated with economies of scale.

Service and System Integration Segment

MODCOMP supplies and integrates network management, network security and storage IT solutions as well as maintenance services for our legacy mini-computers worldwide. This focus as an IT solutions provider allows us to meet the needs of our customers with a variety of integration services as well as products from third-party manufacturers.

We market our products through various sales offices in the U.S., Germany and United Kingdom (for a detailed list see Item 2 of this Form 10-K). Throughout the remainder of the world, these offices coordinate the activities of manufacturers’ representatives who represent other companies’ product lines not competitive with ours and are either paid a commission on units sold or are permitted to buy units for resale at a discount.

Significant customers

Two customers comprised more than ten percent of consolidated revenues in 2006. Sales to Atos Origin GmbH (“Atos”), a systems integrator in Germany were $9.3 million, or 14% of consolidated revenues. Sales to Kabel Deutschland, a cable television provider in Germany, were $8.0 million, or 12% of consolidated revenues. No single customer constituted 10% or more of consolidated revenues in 2005. However, for the first quarter of 2005, significant sales were made directly to E-Plus, a wireless telecommunications company in Germany. In the second quarter of 2005, E-Plus outsourced its equipment procurement function to Atos. The combined sales to Atos and E-Plus during 2005 was $8.7 million, or 15% of consolidated revenues. Sales to E-Plus and the associated percent of consolidated sales in the year ended September 30, 2004 was $11.3 million (22%). Sales to Lockheed Martin, a large defense contractor, were $5.8 million, or 11% of consolidated sales in the year ended September 30, 2004.

At our German operation, two large integration service customers significantly decreased their contract service levels in an effort to reduce costs. As a result, we had to take a cost cutting action, reducing our German workforce by approximately 10% in order to meet the requirements of the business.

Competition

Systems Segment

The MultiComputer systems market is very competitive. Customer requirements coupled with advancements in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980’s to the Motorola PowerPC’s with AltiVec incorporated in the 2000 SERIES and the addition of Linux open source software on the FastCluster product line, we have responded with product offerings vital to remaining competitive. Product development efforts in fiscal year 2006 were focused on providing our defense customers with increased capabilities for both blades and enclosures intended for deployment under rigorous environmental conditions. Blade product enhancements ranged from increased memory to an improved board layout designed to withstand harsher shock, vibration and thermal conditions. Rugged packaging options for chassis products addressed MIL-STD requirements while enhancing the serviceability of the enclosures.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Curtis Wright, G. E. Fanuc, Thales Computers and VMetro. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the low performance segment of the general-purpose computer and single board computer market, manufacturers such as Motorola, Force, HP, IBM and Dell may compete. New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low-power and cost effective package that can be easily integrated into OEM designs for high performance computation. Since the majority of sales are to OEMs, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

High-End Scientific/Technical Computing Market

Competitors in the high-end scientific/technical cluster computing market include general-purpose computer and single board computer manufacturers such as IBM, Motorola, Force, HP and Dell. Companies manufacturing general-purpose computer systems incorporating multiple processors will be the principal competitors in this market. While our products offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, not system size/packaging, is the primary factor in the buying decision.

Service and System Integration Segment

In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as EDS, IBM and Cap Gemini.

Competitors in the third-party offerings and professional services business range from catalog houses such as CDW, PC Connection, Insite, More Direct, and MicroWarehouse to customers buying directly from the manufacturers with solutions services such as IBM, Unisys, iData, Foresyth, Dell, and HP. Nearly all of our product offerings are available through other channels. For this reason the combination of personalized attention, technical expertise, add-on services and competitive pricing has been the key to our current success.

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

We offer training courses at our corporate headquarters, the customer site, or at each MODCOMP location. Field and customer service support is provided through our headquarters in Billerica, Massachusetts for Systems customers and at each MODCOMP location for Service and Systems Integration customers.

Research and Development

During fiscal year 2006, our expenses for engineering and development were approximately $2.1 million (3% of sales) compared to approximately $2.7 million (5% of sales) and $2.5 million (5% of sales) in fiscal years 2005 and 2004, respectively. Expenditures for engineering and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of our next generation of hardware products and the software which enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments.

We do not have any patents that are material to our business.

Backlog

Our backlog of customer orders and contracts was approximately $24.7 million at September 30, 2006 as compared to $6.9 million at September 30, 2005. Approximately $16.8 million of the backlog is attributable to the Raytheon contract at our MultiComputer division and is expected to be completely fulfilled in fiscal year 2007. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for integration services and OEM purchases. All of the customer orders in backlog are expected to be shipped within the next twelve months.

Employees

On September 30, 2006, we had 138 employees. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Foreign and Domestic Operations and Export Sales

Our sales and percentage of sales by geographic area based on the location to which the products are shipped or services are rendered are in footnote number 13 of our financial statements.

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

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. Sales to E-Plus, a wireless telecommunications company in Germany, and those to E-Plus through its system integrator, Atos, accounted for 14%, 15% and 22% of sales in fiscal years ended September 30, 2006, 2005 and 2004, respectively. Sales to Kabel Deutschland accounted for 12% of consolidated revenues in 2006. Lockheed-Martin, a large defense contractor, accounted for 8% of our sales in 2006 and 5% and 11% of our sales in fiscal years 2005 and 2004, respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 13%, 16% and 18% of our consolidated revenues and 98%, 97% and 97% of the Systems segment sales for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom as well as Freescale for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established subsidiaries in the United Kingdom and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 46%, 50% and 46% of our total revenue for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In the recent past, the financial markets in Asia have experienced significant turmoil. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our OEM customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or if there is any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

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

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact our financial condition and operating results. Any resulting impairment of goodwill would have a negative effect on results of operations.

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

In addition, the stock market in general, and the NASDAQ Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Our material weaknesses in internal control over financial reporting may continue to affect our ability to timely meet our regulatory reporting requirements.

We were unable to timely file our Annual Report on Form 10-K for the period ended September 30, 2006 due to the continued material weaknesses in internal control as discussed in Item 9A herein. As a result, Management concluded in its Annual Report that internal control over financial reporting was not effective as of the end of the period covered by the report. We have taken, and plan to take, additional steps to remediate these material weaknesses, by hiring additional senior accounting personnel and outsourcing certain functions to external consultants with appropriate expertise, but there can be no assurance that we will be able to completely remediate our material weaknesses such that we will be able to timely meet our future regulatory reporting requirements and conclude that our internal control over financial reporting is effective. Our inability to timely meet our regulatory reporting requirements will continue to affect our ability to maintain our listing status on the Nasdaq Stock Market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Listed below are our principal facilities as of September 30, 2006. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:
CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Leased	21,500 S.F.
Service and Systems Integration Segment Properties:
MODCOMP, Inc. 1500 N. Powerline Road Deerfield Beach, FL	Division Headquarters Sales, Marketing, and Administration	Leased	21,450 S.F.

Modular Computer Systems GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, Service and Administration	Leased	12,191 S.F.

MODCOMP, Ltd. Acorn House 61 Peach Street Wokingham RG40 1XP United Kingdom	Sales, Marketing, and Administration	Leased	5,173 S.F.

MODCOMP Systemhaus GmbH Gartenstr. 23-27 D-61352 Bad Homburg Germany	Sales, Marketing and Service	Leased	2,819 S.F.

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the NASDAQ Stock Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ Stock Market for the periods indicated.

	2006		2005
Fiscal Year:	High	Low	High	Low
1st Quarter	$8.09	$6.20	$11.85	$6.70
2nd Quarter	7.16	5.59	10.45	6.08
3rd Quarter	7.67	6.29	11.15	6.11
4th Quarter	9.00	6.85	11.96	6.24

Stockholders.    We had approximately 92 holders of record of our common stock as of February 2, 2007. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,100.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Issuer Purchases of Equity Securities

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Maximum of Shares that May Yet Be Purchased Under the Plans
October 31, 2005	2,950	$6.55	2,950
January 31, 2006	1,600	$6.30	1,600
February 28, 2006	4,085	$5.95	4,085
March 31, 2006	5,418	$6.02	5,418
June 30, 2006	4,097	$6.82	4,097
July 31, 2006	3,100	$7.04	3,100

Total	21,250	$6.40	21,250	141,017

(1)	All shares of common stock were purchased within the October 19, 1999 stock purchase plan.

(2)	All shares were purchased under publicly announced plans.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial information of the Company for the five years ended September 30, 2006. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. For all periods presented, the results of operations of our Scanalytics subsidiary have been accounted for within discontinued operations. A description of the Company’s fiscal year 2005 discontinued operations and divestiture activities is set forth in Note 2 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Fiscal Year Ended, September 30
	2006	2005	2004	2003	2002
Operating Statement Data:
Sales	$68,937	$57,490	$51,402	$31,173	$26,568
Costs and expenses	68,519	56,429	49,738	33,550	29,971

Operating income (loss)	418	1,061	1,664	(2,377)	(3,403)
Other income	426	226	135	1,456	348

Income (loss) from continuing operations before taxes	844	1,287	1,799	(921)	(3,055)
Income tax expense (benefit)	(1,131)	517	540	(102)	2,291

Income (loss) from continuing operations	$1,975	$770	1,259	(819)	(5,346)

Loss from discontinued operations	—	(17)	(48)	(565)	(317)

Net income (loss)	$1,975	$753	$1,211	$(1,384)	$(5,663)

Income (loss) per share from continuing operations—diluted	$0.52	$0.20	0.34	$(0.23)	$(1.52)
Loss per share—discontinued operations	—	—	$(0.02)	$(0.16)	$(0.09)

Net income (loss) per share—diluted	$0.52	$0.20	$0.32	$(0.39)	$(1.61)

Weighted average number of shares—diluted	3,805	3,822	3,743	3,534	3,524

Balance Sheet Data:
Cash and cash equivalents	$8,683	$9,724	$9,831	$5,655	$8,034
Short-term investments	2,173	3,003	3,015	4,764	7,569
Working capital	19,599	16,671	15,374	13,973	17,989
Total assets	38,450	30,944	31,113	26,425	26,242
Long term obligations	7,519	7,295	7,836	8,010	7,373
Total liabilities	19,535	14,876	17,089	14,493	11,934
Retained earnings	11,187	9,285	8,584	8,654	10,038
Shareholders’ equity	18,915	16,068	14,024	11,932	14,308

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2006 Results of Operations

CSPI operates in two segments:

•	Systems, which include manufactured hardware products;

•	Service and System Integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development;

Highlights include:

•	Product sales grew 25% in 2006 compared to the previous year.

•	Operating income declined 61%, from $1.1 million in 2005 to $0.4 million in 2006.

•	Loss of service contracts in Germany caused a $706 thousand decline in service revenues in 2006 compared to 2005.

•	Results for 2006 include $516 thousand of severance costs related to our German division of MODCOMP, which is included in services cost of sales.

•	Results for 2006 include $286 thousand in compensation expense related to stock options. Results for 2005 and 2004 do not include any expense related to stock options

Additionally, in fiscal year 2006 we achieved profitability while significantly increasing sales in our service and systems integration segment. We won the largest contract award in the history of our systems segment for our MultiComputer products. This follows our strategy for growth and continues our profitability over the past three years. We were successful in our strategy of competitive wins with our system segment and continue to develop integrated solutions for complex IT environments that include storage and security consulting services paired with the best in breed hardware from industry leaders in our services and systems integration segment.

The Systems segment was awarded a contract for Fast Cluster 220 Systems from Raytheon Company valued at between $17 to $18 million. Delivery of these systems begins during the first quarter of fiscal 2007, and we expect shipments to continue throughout the fiscal year. The Raytheon sale will increase the overall gross margin of the business for the next year. We also received a contract to supply Lockheed Martin with Fast Cluster MultiComputer for its real-time computing platform in support of the U.S. Navy’s Radar Scene Generation (RSG) program. RSG provides a test and evaluation resource at the Navy Combat System site. These awards demonstrate the continued success of the products within the System segment. Product innovation must be closely monitored to assure that we continue to have competitive products that satisfy the military’s future needs. A recent example of leading edge innovation is the research and development efforts, which resulted in a new MultiComputer, the Fast Cluster Series 3000, with the most advanced interconnect technology available today. This system, which we expect to release by the end of the fiscal year 2007, provides the customer with another state-of-the-art fully ruggedized open source system, which should play an important role in our future growth opportunities.

Our sales performance in the Systems segment experienced a 22% decline in product revenues in 2006, offset by a 95% increase in service revenues compared to 2005. The decline in product revenues is due to the uneven timing of contract activity. Systems segment service revenues increased primarily due to the recognition of royalty revenues related to the E-2 Hawkeye program. Management does not expect such royalty revenues to continue beyond the first quarter of fiscal 2007.

The service and systems integration segment performed well with 25% growth in revenue, despite a number of challenges during the fiscal year. At our German operation, two large integration service customers significantly decreased their contract service levels in an effort to reduce costs. As a result, we had to take a cost cutting action, reducing our German workforce by approximately 10% in order to meet the requirements of the business.

U.S. operations of our service and systems integration segment experienced strong sales growth with a 42% increase between fiscal year 2005 and 2006, despite a disruption due to Hurricane Wilma in October in the first quarter. Late in the fourth quarter we also announced that we would no longer act as a reseller for Dell, Inc. We were disappointed with the Dell decision, but are encouraged by the prospect of establishing new reseller relationships to replace, and eventually exceed, the value from our Dell relationship, which generated approximately 12% of our total service and systems integration revenue in 2006. We continue to see demand for quality integrated IT infrastructure solutions and we plan to utilize our expertise to grow the business in the future. We are optimistic that demand for maintenance, installation, consulting, outsourcing and network security will provide for growth of the business in fiscal 2007

We believe the Raytheon win will provide more exposure in the defense market resulting in an opportunity to participate in other design projects. It is critical that the next generation product, the Fast Cluster Series 3000, be completed on schedule in order to be able to continue to compete in the high performance embedded computer niche of the defense market space. We need the opportunity to compete for the design phase military projects so that we can gain more customers and/or programs. The Service and Systems Integration business will need to expand its customer base, which will assist in replacing the lost Dell business. We will need to expand our service offerings in the US and Germany to give us access to a large potential customer base. Fiscal year 2007 will be a profitable year with the Raytheon contract providing $17 million in sales for the Systems segment and nominal growth of the Service and Systems Integration business.

The following table sets forth certain information which is based on Operations Statement Data:

	Percentage of sales			Period to Period
	Fiscal year ended September			Dollar increase (decrease)
	2006	2005	2004	2006 compared to 2005	2005 compared to 2004
	(Dollar amounts in thousands, except per share data)
Sales	100.0%	100.0%	100.0%	$11,447	$6,088
Costs and expenses:
Cost of sales	78.5%	74.9%	72.7%	11,073	5,669
Engineering and development	3.0%	4.6%	5.0%	(600)	126
Selling, general and administrative	17.9%	18.7%	19.1%	1,617	896
Total costs and expenses	99.4%	98.2%	96.8%	12,090	6,691
Operating income	0.6%	1.8%	3.2%	(643)	(603)
Other income	0.6%	0.4%	0.3%	200	91
Income before income taxes	1.2%	2.2%	3.5%	(443)	(512)
Income tax expense (benefit)	(1.6)%	0.9%	1.1%	(1,648)	(23)
Net income from continuing operations	2.9%	1.3%	2.4%	1,205	(489)
Net loss from discontinued operations	0.0	0.0	(.1)%	17	31
Net income	2.9%	1.3%	2.4%	$1,222	$(458)

Results of Operations—2006 Compared to 2005

For the fiscal year ended September 30, 2006, sales increased to $68.9 million, compared to $57.5 million for fiscal year ended September 30, 2005. Net income for the year ended September 30, 2006 was $1,975 thousand, or $0.52 per share—diluted compared with $753 thousand, or $.20 per share—diluted for fiscal year ended September 30, 2005.

Revenue

The following table details the Company’s sales by operating segment and geography for fiscal years September 30, 2006 and 2005:

2006	North America	Europe	Asia	Total	% of Total
Systems	$7,148	$—	$1,801	$8,949	13%
Service and systems integration	29,784	30,123	81	59,988	87%

Total	$36,932	$30,123	$1,882	$68,937	100%

% of Total	54%	44%	2%	100%

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

The following table details the Company’s sales for products and services by operating segment for the fiscal years September 30, 2006 and 2005:

	Systems	Service and Systems Integration	Total	% of Total
2006
Product	$6,245	$49,014	$55,259	80%
Services	2,704	10,974	13,678	20%

Total	$8,949	$59,988	$68,937	100%

% of Total	13%	87%	100%

	Systems	Service and Systems Integration	Total	% of Total
2005
Product	$8,028	$36,133	$44,161	77%
Services	1,386	11,943	13,329	23%

Total	$9,414	$48,076	$57,490	100%

% of Total	16%	84%	100%

Overall product sales increased by approximately $11.1 million, or 25%, in the year ended September 30, 2006 compared to the same period of 2005. Product sales in the Systems segment declined approximately $1.8 million, or 22%, while overall Service and Systems Integration product revenues increased approximately $12.9 million, or 36%. Within the Service and Systems Integration segment, product revenues at our German subsidiary increased approximately $4.9 million, or 29%, on increased sales activity with Atos Origin GmbH, a systems integrator in Germany, increased activity with Arcor, and a new customer, Primacom, a TV cable provider in East Germany. Our Florida division of the Service and Systems Integration segment increased product sales by approximately $8.2 million, or 42%, by generating approximately $6.8 million in revenues to new customers and by significantly increasing sales to existing customers.

The decline in year-to-date product sales in the Systems segment reflects approximately $1.8 million lower levels of sales of the FastCluster 2000 SERIES product in 2006 due to the timing of contract awards. Management expects strong shipments of this product during 2007 in connection with the Raytheon contract. Service revenue in the Systems segment increased approximately $1.3 million due to the receipt of approximately $2.3 million in royalty revenues related to the E-2 Hawkeye program in 2006, compared to $.7 million received the previous year, offset by declines of approximately $300 thousand related to engineering and project management contract revenue.

Overall service revenues increased approximately $349 thousand, or 3%, in fiscal 2006 compared to the same period of 2005. Service revenues in the Systems segment increased approximately $1.3 million, or 96%, offset by a decline in service revenues in the Service and Systems Integration segment of $1.0 million, or 8%. The decline in service revenues in this segment was due primarily to the loss of a service contract with E-Plus in January 2006, and with the modification of a contract with Vodaphone in April 2006, both of which are customers of our Germany subsidiary.

Overall revenues in 2006 would have been approximately $325 thousand higher had the average foreign currency exchange rates in 2006 remained the same as the average rates experienced in 2005. Our principal exposure to foreign currency movements is the Euro, with a limited additional exposure to the Pound Sterling.

Cost of Sales

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2006 and 2005:

	Systems	Service and system integration	Total
2006
Sales	$8,949	$59,988	$68,937
Cost of sales	2,693	51,413	54,106

Gross margin $	6,256	8,575	14,831
Gross margin %	70%	14%	22%

2005
Sales	$9,414	$48,076	$57,490
Cost of sales	3,678	39,355	43,033

Gross margin $	5,736	8,721	14,457
Gross margin %	61%	18%	25%

Increase (decrease)
Sales—$ Increase (decrease)	$(465)	$11,912	$11,447
% Increase (decrease)	(5)%	25%	20%
Cost of sales—$ Increase (decrease)	$(985)	$12,058	$11,073
% Increase (decrease)	(27)%	31%	26%
Gross margin—$ Increase (decrease)	$520	$(146)	$374
Gross margin %—Increase (decrease)	9%	(4)%	(3)%

Overall cost of sales increased $11.1 million, rising from $43.0 million in fiscal 2005 to $54.1 million in fiscal 2006. Approximately $12.0 million of the increase was due to an increase in product cost of sales experienced in the German and the Florida subsidiaries in the Service and Systems Integration segment.

Included in the cost of sales in the Service and Systems Integration segment was $516,000 related to a reduction in force at our German subsidiary and an additional $110,000 related to higher staffing levels at our Florida subsidiary. Offsetting these increases was reduced staffing costs associated with our legacy real-time project control systems business.

Partially offsetting the overall increase in the cost of sales was a reduction of approximately $1.0 million in the costs of product sales at our MultiComputer division in the Systems segment due to lower sales of FastCluster 2000 SERIES systems.

Gross margins

The gross margin percentage on product sales decreased to 19% in fiscal 2006 compared to 23% in the comparable period of 2005. Gross margin percentage on product sales in the German division of our Service and systems integration segment increased from 12% in 2005 to 13% in 2006. Offsetting this increase was a decline in the gross margin percentage in our Florida division in the Service and systems integration segment, from 17% realized in 2005 compared to 15% in 2006. The gross margin percentage on sales in the Systems segment increased from the 61% experienced in 2005 to 70% in 2006, due primarily to increased royalty revenues recognized in 2006 which doesn’t have any cost of sales.

The gross margin percent on service revenues declined from 33% in 2005 to 31% in 2006. The decline in service contracts with Atos Origin and Vodaphone at our German subsidiary and the charge taken in the period related to the reduction in force necessitated by this reduced revenue lead to a reduction in gross margin in the Service and systems integration segment of approximately $1.5 million. The Systems segment’s gross margin percentage increased from 82% in 2005 to 91% in 2006, driven by an increase of $1.6 million in royalty revenues with no related costs in 2006, offset by approximately $260 thousand in decreased margin on engineering contracts.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2006 and 2005:

	2006	% of Total	2005	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,027	98%	$1,999	75%	$28	1%
Service and System Integration	44	2%	672	25%	$(628)	(93)%

Total	$2,071	100%	$2,671	100%	$(600)	(23)%

Engineering and development expenses decreased overall by $600 thousand, or 23%, in fiscal 2006 compared to 2005. The decrease was primarily due to the re-deployment of engineers in the Systems and Service Integration segment to customer projects, and therefore charged to cost of sales. The decrease related to the re-deployment of engineers was partially offset by an increase of approximately $25 thousand of expense due to option-related expense charged to the department.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2006 and 2005:

	2006	% of Total	2005	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$4,453	36%	$3,345	31%	$1,108	33%
Service and System Integration	7,889	64%	7,380	69%	509	7%

Total	$12,342	100%	$10,725	100%	$1,617	15%

Overall, selling, general and administrative costs increased by $1.6 million, or 15%, in fiscal 2006 compared to 2005. Approximately $1.3 million of the increase was due to increased selling and marketing expenses. Our Florida-based Service and System Integration business increased selling and marketing costs by approximately $880 thousand due to higher commissions on higher levels of sales, as well as an increase in sales expenses and related headcount turnover. Selling and marketing expenses in our German division increased approximately $249 thousand, also due to higher commissions related to increased sales.

General and administrative costs increased $363 thousand in fiscal 2006 compared 2005. The $1.1 million increase in general and administrative costs in our Systems segment was partially offset by reductions of $700 thousand in the Service and systems integration segment. The Company recorded compensation expense of $286 thousand in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and director stock options and employee stock purchase plan in 2006. Of the $286 thousand incurred related to stock-based compensation, $255 thousand was recorded as a general and administrative expense. Approximately $188 thousand of the total stock options expense recognized in 2006 was attributable to the Systems segment and approximately $98 thousand was related to the Service and Systems Integration segment. The Company had an increase of approximately $190 thousand in professional fees for audit and review services. The Company incurred higher costs associated with officers’ life insurance, audits and financial reviews, and legal fees. The cost in professional fees of the restatement of prior year financial statements was $384 thousand, included in the first half of 2006. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to smaller and more modern facilities, both concluded late in 2005, a reduction in bonus expense, and a reduction in consulting fees due to the delay in effective date of certain provisions of the Sarbanes-Oxley Act of 2002.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2006 and 2005:

	2006	% of Total	2005	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Dividend income	$2	1%	$6	3%	$(4)	(67)%
Interest income	423	99%	341	151%	82	24%
Interest expense	(96)	(23)%	(114)	(50)%	18	16%
Foreign exchange gain (loss)	5	1%	(38)	(17)%	43	113%
Other income, net	92	22%	31	13%	61	197%

Total other income, net	$426	100%	$226	100%	$200	88%

Increases in interest income are due primarily to the general increase in interest rates in effect during 2006 compared to 2005. The Company received a reimbursement of $60 thousand in the first nine months of 2006 from its business interruption insurance provider for lost profits at its Florida division due to the effects of Hurricane Wilma that occurred in the autumn of 2005. The realized gain on investments, included in other income, net, was related to the sale of investments held by a trust that was liquidated during the second quarter of 2006.

Income Tax Expense (Benefit)

The Company recorded a consolidated income tax benefit of $1.1 million in fiscal year 2006 reflecting an effective tax rate of (133.9%) compared to tax expense of $0.5 million in fiscal year 2005 with an effective tax rate of 40.1% for fiscal year 2005. We utilized approximately $2.0 million of our net operating loss carryovers which were applied against our U.S. taxable income. Our effective rate was lower than the U.S. statutory rate also due to the reversal of a portion of our valuation allowance on the U.S. deferred tax asset. The valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years and the inability to project future profitability beyond fiscal year 2007 represent sufficient negative evidence under SFAS 109 to maintain a valuation allowance against certain deferred tax assets in the U.S. and the U.K. The U.S. valuation allowance was reduced by $1.4 million and a corresponding benefit was recognized to the extent that we are projecting significant income for fiscal year 2007 in our Systems segment due to a significant sales contract that will be fulfilled in 2007.

Results of Operations—2005 Compared to 2004

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

For the fiscal year ended September 30, 2005, sales increased to $57.5 million, compared to $51.4 million for fiscal year ended September 30, 2004. Net income for the year ended September 30, 2005 was $753 thousand or $0.20 per share—diluted compared with $1.2 million or $.32 per share—diluted for fiscal year ended September 30, 2004.

Revenue

The following table details the Company’s sales by operating segment and geography for fiscal years September 30, 2005 and 2004:

2005	North America	Europe	Asia	Total	% of Total
	(Dollar amounts in thousands)
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

2004	North America	Europe	Asia	Total	% of Total
Systems	$7,671	$162	$1,170	$9,003	18%
Service and systems integration	20,040	22,252	107	42,399	82%

Total	$27,711	$22,414	$1,277	$51,402	100%

% of Total	54%	44%	2%	100%

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

Of the $6.1 million increase in revenues in 2005 compared to 2004, $3.7 million was attributable to increased product and service sales in our German subsidiary within the Service and Systems Integration segment. During 2004, approximately $11.3 million in revenues in Germany were attributable to the relationship with the German wireless communications company, E-Plus. During 2005, E-Plus designated Atos Origin GmbH, a systems integrator in Germany, as the procurement agent for E-Plus. While sales to E-Plus through Atos remained our German subsidiary’s largest single customer in 2005, sales volume declined to approximately $8.7 million. This decline was more than offset by several new integration projects undertaken by our German subsidiary with other customers. Foreign exchange effects of the Euro and the Pound Sterling against the U.S. Dollar contributed to approximately $270 thousand of overall increase in revenues in 2005 compared to 2004.

Systems sales increased approximately $411 thousand in 2005 compared to the prior year. We recognized approximately $702 thousand of royalty revenue related to our contract with Lockheed Martin for the Hawkeye E-2D program. The Company expects to receive approximately $2.6 million in incremental royalty revenue from this contract through fiscal 2006. Offsetting the increase in royalty revenue was a slight decline in product sales from our MultiComputer division, reflecting a reduced level of contract activity in that division. Management believes there is a reasonable potential of increased contract activity for systems products in mid-2006.

Cost of Sales

The following table details the Company’s sales, cost of sales and gross margin by operating segment for fiscal years ended September 30, 2005 and 2004:

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
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

Cost of sales consists primarily of expenses related to the cost of products, either purchased in the Service and Systems Integration segment or manufactured for the Systems segment for sale, as well as the salaries, benefits expenses, consultants, facilities and other operating costs. The Company’s overall cost of sales as a percentage of sales increased from 73% to 75% in 2005 compared to 2004. The cost of sales percentage of sales in the Systems segment declined from 41% to 39% in 2005 compared to the prior year due to the effects of royalty revenues, which have no associated cost of sales, offset by decreased absorption of overhead costs of $290 thousand in the third and fourth quarters of 2005 due to a reduction in product sales, write-down of inventory due to obsolescence of $70 thousand, and the addition of a Quality Manager and a Systems Engineer of $133 thousand. Cost of sales as a percentage of sales in the Service and Systems Integration segment increased from 79% in 2004 to 82% in 2005. This increase is attributable to higher costs incurred in transactions involving the sale of third-party products and to the reduction of a favorable pricing program conducted by HP in Europe compared to pricing obtained in 2004.

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

Engineering and development expenses increased overall by $126 thousand, or 5%, in 2005 compared to 2004. The Service and systems integration segment experienced a decline of approximately $288 thousand in engineering expense due primarily to the deferral of significant engineering costs to a long-term project being accounted for on a completed-contract basis in our UK division. The costs being accumulated within the inventory caption on the balance sheet will be charged to cost of sales upon completion and acceptance of the project by the customer, currently expected to be in mid-2006. The Systems segment experienced a $414 thousand, or 26% increase in engineering costs. Our MultiComputer division added two engineers to its staff during 2005. General salary increases accounted for the remainder of the increase.

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

Selling, general and administrative expenses increased $896,000, or 9%, in 2005 compared to 2004. Approximately $225 thousand of the overall increase is attributable to costs associated with compliance with the provisions of the Sarbanes Oxley Act.

The $856 thousand increase in the Service and Systems Integration segment was due to increased salaries and commissions expense at the Deerfield Beach, Florida location as the sales staff was increased from 12 to 16 people in 2005. Costs associated with the move of the corporate offices of MODCOMP in Florida to Deerfield Beach also contributed to the increase over 2004. Offsetting the increase in selling and marketing costs in Florida was a decrease in sales and marketing costs in the UK due primarily to the retirement of the general manager. Increased costs associated with the UK pension and audit fees increased UK general and administrative costs.

Selling, general, and administrative expenses in the Systems division increased $40 thousand due primarily to increased costs associated with additions to the finance group staffing, increased directors’ fees, and higher insurance premiums for Directors and Officers.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2005 and 2004:

	2005	% of Total	2004	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Dividend income	$6	3%	$5	4%	$1	20%
Interest income	341	151%	216	159%	125	58%
Interest expense	(114)	(50)%	(105)	(77)%	(9)	(9)%
Foreign exchange gain( loss)	(38)	(17)%	9	6%	(47)	(522)%
Other income (expense), net	31	13%	10	8%	21	210%

Total other income, net	$226	100%	$135	100%	$91	67%

Increases in interest income and interest expense are due to the general rise in interest rates during 2005 compared to 2004. The foreign currency loss in 2005 reflects the general decline of the Euro and the Pound Sterling with respect to the U.S. Dollar in 2005 compared to 2004.

Income Taxes

Income Tax Expense (Benefit)

The Company recorded a provision for income tax expense of $517 thousand for fiscal year 2005 compared to tax expense of $540 thousand for fiscal year 2004. The tax expense in fiscal year 2005 and 2004 is primarily due to the income generated by our foreign subsidiaries. In fiscal year 2002, we began to record a valuation allowance for our deferred tax assets. The valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and the U.K. Our U.S. tax expense for fiscal years 2005 and 2004 has been reduced by decreasing our valuation allowance, thus reducing the U.S. tax expense to the Company, to reflect the portion of fully reserved net operating losses that we were able to use during these years.

Liquidity and Capital Resources

The Company’s primary source of liquidity, after consideration of cash from operations, is our cash and cash equivalents and short-term investments, which decreased by $1.8 million to $10.9 million as of September 30, 2006, as compared to $12.7 million as of September 30, 2005. At September 30, 2006 our short-term investments consisted of corporate bonds, auction rate securities and state municipal securities. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market securities, money market funds and similar instruments.

In fiscal year 2006, the Company used approximately $2.1 million of cash to fund continuing operations, compared to using $101 thousand in fiscal year 2005. The increased use in cash to fund operating activities was driven by an increase in inventories of $3.6 million and in accounts receivable of $3.3 million, partially offset by an increase in accounts payable of $4.3 million. The increase in inventory levels was due primarily to the procurement activity in support of the Raytheon contract fulfillment effort. The increase in accounts payable and accounts receivable were due primarily to the increased sales activity and timing of order placements at our German subsidiary in the Service and Systems Integration segment.

Our strategy is to a maintain a minimum amount of cash and cash equivalents in our subsidiaries for operating purposes and to invest the remaining amount of cash in interest-bearing and marketable securities. The Company generated approximately $374 thousand from investing activities during fiscal year 2006. During fiscal year 2006, approximately $1.1 million in cash was generated through the net sale of marketable securities. Life insurance premiums of $124 thousand were paid during 2006. The Company purchased $552 thousand in property and equipment during 2006.

The Company generated approximately $221 thousand, $493 thousand and $102 thousand in cash from financing activities during fiscal years 2006, 2005, and 2004, respectively from proceeds of shares sold through the employee stock purchase plan and exercise of stock options. Purchases of the Company’s own stock totaled $132 thousand in 2006 and $75 thousand in 2005.

The Company has estimated future benefit payment obligations of $7.8 million related to pension and post- retirement plans in Germany, the U.K., and the U.S. The Company expects to contribute $494 thousand to the plans in 2007.

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

The following is a schedule of the Company’s contractual obligations at September 30, 2006:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$2,673	$1,142	$1,175	$356	$—
Retirement obligations	7,777	400	850	943	5,584

	$10,450	$1,542	$2,025	$1,299	$5,584

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

During fiscal 2005, the Company began to recognize royalty revenues related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement. This is the point as defined in the contract that payment of the royalty is committed and the Company has no performance obligations and hence the earnings process is complete.

Service and System Integration Revenue

Our Service and Systems Integration segment includes the re-sale of third-party hardware and third-party software, which may be bundled with extended third party warranty, installation, and training and support services. The third-party warranty is solely serviced by our vendors and we do not have any service obligations under these warranties. Under the support services agreements, we provide services to identify which component in the system is causing a malfunction; however, once the malfunctioning component is isolated, the customer must deal directly with the third party vendor for remediation.

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

Deferred Tax Asset Valuation Allowances

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2007 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets.

Previously, we had recorded a full valuation allowance against our U.S. deferred tax assets due to our history of cumulative losses and our inability to reasonably project whether or not we would have future taxable income, primarily due to the erratic nature of our revenues in the Systems segment which primarily serves government customers. Late in fiscal 2006, we received a $17 million order from Raytheon that we have concluded will result in significant taxable income in fiscal 2007. No revenue will be realized beyond 2007 from this order. Based on this order, we concluded that it was more likely than not that we would generate sufficient taxable income in the U.S. in 2007 in order to realize an estimated $1.4 million of benefit of our deferred tax assets, consisting primarily of inventory temporary differences and net operating loss carryforwards. However, we do not have any further visibility into fiscal 2008 nor do we have any significant orders in our pipeline that would enable us to conclude it is more likely than not that we would be able to realize any of the remaining deferred tax assets in fiscal 2008 or beyond.

We maintained a full valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to utilize any of our net operating loss carryforwards.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Factors That May Affect Future Performance”. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. At September 30, 2006, we had a consolidated deferred tax asset valuation allowance of $5.5 million. If our expectation of operating results for fiscal 2007 or beyond change, our tax expense in future periods may be affected materially by changes to the valuation allowance.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Goodwill Impairment

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

At September 30, 2006 and 2005, goodwill related solely to the former Technisource business acquired in 2003 that is part of our Service and systems integration segment and considered the reporting unit for purposes of evaluating goodwill impairment. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2006 and 2005.

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. Pension expense is based on actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. The Company estimated return on assets using historical market data for the investment classes of assets held, the current economic environment. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decrease would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. In accordance with Financial Accounting Standards No. 87 “Employee Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortizated over future periods and therefore generally affect expense and the recorded obligation in future periods.

The Company’s plan in Germany is unfunded and complies with all German government requirements. In our 2006 valuation, management utilized a 2% expected increase in compensation. The Company considers a long term high quality fixed income bond yield, at the measurement date as a guide in setting this the discount rate for the German plan. Based on the rate at September 30, 2006, the Company selected a discount rate of 4.4%. Each participant in the plan has an individual contract with the Company strictly governed by German law. The plan is funded through operations and the estimated total obligation of the plan is $3.1 million at September 30, 2006. The estimated obligation of a plan is defined as the excess of the projected benefit obligation, or “PBO”, over the fair value of the pension plan assets at the end of the period. The Company recorded a minimum pension liability of $302,000 at September 30, 2006. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

Our plan in the United Kingdom was frozen on April 30, 2002. All active employees ceased to accrue benefits under the plan as of that date. The plan is partially funded with investments of $8.1 million at September 30, 2006. The assets are invested in equity securities, bonds and cash which are managed by a third party trustee. The Company used the U.K. government 15 year medium coupon gilt (bond). Based on the rate at September 30, 2006; the Company selected a discount rate of 5%. The expected return of assets analysis prepared by the Company estimated its expected return on plan assets as 5.75% in 2006 and 6.25% in 2005. The unfunded projected benefits obligation is $1.9 million at September 30, 2006. The Company recorded a minimum pension liability of $1.6 million at September 30, 2006. This amount represents the amount by which accumulated benefit obligations exceed the accrued amounts previously recorded.

In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. These supplemental plans are funded through cash surrender values from life insurance policies. The plan liabilities were estimated at September 30, 2006 using a discount rate of 6% based on current long term investments rates. Management has reviewed the discount rates using Moody’s and Citigroup’s interest rate indices to arrive at the current discount rate. We have reviewed the rate with our consulting actuary and investment advisor and concluded it was a reasonable discount rate. The estimated obligation on the plan is $2.4 million. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant. The Company in the U.S. also provides for officer death benefits through post-retirement plans to certain officers. The discount rate used to estimate the plan liability is 5.75% for the supplemental plan obligation. The Company will fund the obligation through life insurance contracts.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective for fiscal years ending after December 15, 2006 (as of September 30, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of September 30, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158; such adoption will be impacted by plan returns during fiscal 2007. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106 or Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. The consensus in the Issue is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2006, 2005 or 2004. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Asset and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Our principal exposure to foreign currency movements is to the Euro, with a limited additional exposure to the Pound Sterling. Overall revenues in 2006 would have been approximately $325 thousand higher had the average foreign currency exchange rates in 2006 remained the same as the average rates experienced in 2005.

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including money market funds and government and corporate bonds. At September 30, 2006, the fair value and principal amounts of our portfolio amounted to $2.2 million, with a yield to maturity of 4.8%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we concluded that we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements as of that date. These control deficiencies led to the delay in the filing of our 2006 Annual Report on Form 10-K for reasons described below.

In our 2004 and 2005 Annual Reports on Forms 10-K, we disclosed that we did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address non-routine accounting matters, and manage the increased financial reporting complexities resulting from the acquisition of Technisource and associated integration activities and that this matter was considered a material weakness in internal control.

In 2005 and during 2006, we took steps to address this weakness. However, during the year end reporting process and preparation of the 2006 Form 10-K, the following issues were identified that we believe constitute material weaknesses in internal controls:

Our Modcomp Systems and Solutions Division, which is part of our service and systems integration segment, experienced difficulties at the end of our fourth quarter with respect to revenue recognition, accounts payable and the related period end cutoff. These problems stem from the increasing volume of transactions and the decentralized nature of the procurement and fulfillment cycles. Despite the augmentation of staffing at that location in 2005, the increased transaction volume has continued to overburden the accounting staff. This situation, coupled with insufficient review controls, led to errors in determining accurate cut off for revenue and cost of sales at the end of the fourth quarter.

In the corporate financial reporting process, the calculation of the tax provision and related deferred assets and liabilities at the end of our fourth quarter also contributed to the delay in issuing the financial statements. The manual nature of this process as well as the complexity of the issues involved in the determination of the provision, the deferred assets and liabilities, as well as the evaluation of the proper reserve to record against deferred assets has taken longer than in prior periods.

During fiscal year 2006, management continued its assessment of internal controls throughout the Company and believes that accurate and timely financial reporting and disclosure is an area of higher risk. The finance staff at the Modcomp Systems and Solutions Division will be further augmented with the addition of a chief financial officer for the Division and, if necessary, further accounting and finance support staff. To address the difficulties in establishing strong controls over the procurement and fulfillment cycles at that division, a new information technology infrastructure will be sought during 2007. In addition, at the corporate level, the Company has acquired certain information technology solutions and/or outsourced certain functions to increase the accuracy, efficiency and timeliness of the financial reporting process. The implementation of these improvements is expected to be completed in fiscal 2007. The hiring of additional resources and the implementation of these new technology systems is anticipated to be at a cost of approximately $239 thousand. The Company continues to evaluate internal controls over financial reporting and will continue to seek opportunities to improve the accuracy and transparency of financial reporting and disclosure.

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

During the fourth quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information about our executive officers is set forth below:

Name and Age	Business Affiliations
Alexander R. Lupinetti (61)	Chairman, Chief Executive Officer and President of CSPI since October 1996; President and Chief Executive Officer of each of the TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems, Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Gary W. Levine (58)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.

William E. Bent, Jr. (50)	Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Sr. Technical Manager of Optronics, An Intergraph Division, from 1989 to March 1996.

The Company’s directors, with information showing the age of each, the year each was first elected as one of our directors, and the business affiliations of each:

Name and Age	Business Affiliations
J. David Lyons (68)	Director of CSPI since March 1997; Managing Director for the Carter Group, an executive search firm, from September 2002 to June, 2004; President of Aubin International, Inc., an executive search firm, from 1996 to October 2002; Executive Vice President at National Data Corp. from 1993 to 1996; Executive Vice President—Sales and Marketing, Syncordia, from 1991 to 1993.

Christopher J. Hall (47)	Director of CSPI since November 2002, self employed as a municipal bond investor from 1998 to present; founder and Chief Financial Officer of Howe, Solomon, & Hall, a registered broker-dealer operating primarily as a municipal securities broker-dealer, from 1985 to 1998.

C. Shelton James (67)	Director of CSPI since 1994; C. Shelton James Associates, a business consulting firm, 1990 to present; President from 1993 until June, 1998 and Director from 1993 until February, 2000 of Fundamental Management Corporation; Director until March 2000 and Chief Executive Officer from August 1998 to March 1999 of Cyberguard Corp.; Director from August,1998 to July, 2002 and Chief Executive Officer December, 2001 to July, 2002 of Technisource, Inc.; Chief Executive Officer and Chairman of the Board of Elcotel from May 1991 to February 2000; Director of DRS Technologies and Concurrent Computer Corporation.

Alexander R. Lupinetti (61)	Director of CSPI since 1996; Chairman of the Board of Directors since January 1998; Chief Executive Officer and President of CSPI since October 1996; Director of VerticalBuyer, Inc. from February 2000 until March 2001; President and Chief Executive Officer of each of TCAM Systems Inc., Shared Systems Corporation and SoftCom Systems Inc., subsidiaries of Stratus Computer Inc., from 1987 to 1996.

Robert M. Williams (68)	Director of CSPI since July 1998; from 1995 to his retirement in March 1999, served as Vice President for Asia, Africa and the Near East of International Executive Corps, a company that directs technology and business programs as a contractor for the US Foreign Aid Program; consultant to RM Williams Associations Technology from 1993 to 1995; Vice President of Worldwide Development, Industrial Sector Division for International Business Machines Corp., and served in various positions from 1963 to 1993.

Audit Committee: Our Audit Committee consists of C. Shelton James (chairman), Christopher Hall and Robert M. Williams. Each of the members of the Audit Committee is independent as defined under NASDAQ listing standards. The Board of Directors determined that the members of our Audit Committee are not only independent, but also are “financially literate” for purposes of NASDAQ rules (that is, able to read and understand financial statements). In addition, the board has found that Mr. James qualifies as an “audit committee financial expert.” Mr. James was a CPA and worked in public accounting from l962 to 1965. He was chief financial officer of Systems & Engineering Lab. in Ft. Lauderdale, Florida from 1969 to 1980, has served on numerous audit committees and currently serves on the Audit Committees of Concurrent Computers and DRS.

Material changes to director nomination process for security holders

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to the Company during fiscal 2006, and written representations that Form 5 was required and duly filed with the commission, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% shareholders were fulfilled in a timely manner.

Code of ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and rules of the NASDAQ Stock Market, we have adopted a code of ethics that applies to all our executive officers, directors and employees. The business code of ethics and corporate governance is available on our website at www.cspi.com under the investor relations section. A copy of the code of ethics can also be obtained, without charge, by written request to investor relations, CSP Inc. 43 Manning Road, Billerica, Massachusetts 01821.

Item 11.	Executive Compensation

Summary compensation table.    The following table sets forth certain information about the compensation we paid or accrued with respect to our chief executive officer and our most highly compensated officers (other than our chief executive officer) who served as executive officers during fiscal 2006 and whose annual compensation exceeded $100 thousand for fiscal 2006.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $50 thousand and constituted less than ten percent (10%) of the executive officers’ respective total annual salary and bonus.

SUMMARY OF COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options	All Other Compensation
Alexander R. Lupinetti Chairman, President and Chief Executive Officer	2006 2005 2004	$ $ $	341,936 314,995 310,520	$ $ $	— 146,475 436,300	20,000 40,000	$ $ $	64,741 67,481 64,363	(1) (2) (3)

Gary W. Levine Vice President of Finance And Chief Financial Officer	2006 2005 2004	$ $ $	155,143 155,581 143,905	$ $ $	— 42,771 127,546	4,000 8,000 —	$ $ $	35,268 37,238 36,023	(4) (5) (6)

William Bent Vice President and General Manager of CSP Multicomputer Division	2006 2005 2004	$ $ $	253,721 220,264 201,822	$ $ $	— 49,694 49,011	2,500 5,000 2,000	$ $ $	3,707 7,124 4,988	(7) (7) (7)

(1)	Consists of a $9,666 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,075 for a split dollar life insurance policy for his benefit.

(2)	Consists of a $12,031 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,450 for a split dollar life insurance policy for his benefit.

(3)	Consists of an $8,733 contribution by the Company to Mr. Lupinetti’s 401(k) plan and $55,630 for a split dollar life insurance policy for his benefit.

(4)	Consists of a $4,858 contribution by the Company to Mr. Levine’s 401(k) plan and $30,410 for a split dollar life insurance policy for his benefit.

(5)	Consists of a $6,743 contribution by the Company to Mr. Levine’s 401(k) plan and $30,495 for a split dollar life insurance policy for his benefit.

(6)	Consists of a $5,293 contribution by the Company to Mr. Levine’s 401(k) plan and $30,730 for a split dollar life insurance policy for his benefit.

(7)	Represents contributions by the Company to the officer’s 401(k) plan.

Option Grants Table.    The following table sets forth certain information about stock options granted during the fiscal year ended September 30, 2006 by the Company to the executive officers named in the Summary Compensation Table:

OPTIONS GRANTED IN LAST FISCAL YEAR

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (2)
Name	Option Grants	% of Total Options Granted Employees in Fiscal Year	Exercise Price Per Share ($/SH)(1)	Expiration Date	5%	10%
William Bent	2,500	5%	$6.50	1/17/16	$10,220	$25,898
Gary W. Levine	4,000	8%	$6.50	1/17/16	$16,351	$41,437
Alexander R. Lupinetti	20,000	42%	$6.50	1/17/16	$81,756	$207,187

(1)	Stock options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The stock options expire ten years from the date of grant.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise.

Fiscal Year-End Option Table.    The following table sets forth certain information regarding stock options held as of September 30, 2006 by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL

YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Alexander R. Lupinetti	32,060	$44,258	280,615	43,125	$955,227	$57,025
Gary W. Levine	295	$988	23,417	10,000	$73,866	8,720
William Bent	—	$—	15,582	9,250	$53,951	$12,615

(1)	Value is based on the last sales price of our common stock ($8.68) on September 30, 2006, the last day of fiscal 2006 on which a trade in the common stock was reported by the NASDAQ Stock Market, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, will depend on the value of the common stock on the date of sale of the shares.

Compensation of directors

During fiscal 2006, each director who is not one of our employees received a quarterly fee of $5,750, a quarterly fee of $138 for each committee of the board of which he is a member and a fee of $550, plus expenses, for each meeting of the board that he attends. In addition, the chairman of the Audit Committee receives $1,000 and the chairman of the Compensation Committee receives $500 as a quarterly fee. On November 14, 2006, the fee for attending each meeting was increased to $1,500.

Each non-employee director receives a grant of 200 restricted shares of our common stock annually as additional compensation. These shares cannot be sold for one year from the date of issuance. Each non-employee director also receives an annual non-discretionary grant of a stock option on the day after we release our first quarter earnings. These stock options have an exercise price per share equal to the fair market value of the common stock on the date of grant, are not exercisable until after six months following such date, have a term of three years and are fully vested after six months. In fiscal 2006, we granted options to purchase an aggregate of 10,000 shares of our common stock to our non-employee directors, each with an exercise price of $7.15 per share.

Employment contracts and termination of employment and change-in-control arrangements

We have an employment agreement with Mr. Lupinetti dated September 12, 1996, pursuant to which he became one of our directors and our Chief Executive Officer and President effective October 1, 1996. Under the terms of the agreement, Mr. Lupinetti’s initial base salary was $200,000, which was increased to $300,000. He is also eligible to receive a bonus based on the attainment of certain financial objectives. Our Compensation Committee voted to increase Mr. Lupinetti’s base salary to $340,000 on November 14, 2006. Mr. Lupinetti has received stock options annually since his initial employment, and he currently holds stock options to acquire 323,740 shares of our common stock. These options vest quarterly over a period of four years from date of grant. However, if we are acquired by way of a sale of substantially all of our assets or by merger, the options will fully vest at the time of such acquisition. We also provide Mr. Lupinetti with an automobile. Finally, in the event Mr. Lupinetti’s employment is terminated by us other than for cause (as defined), he will be entitled to 12 months of severance pay at his then effective per month salary. This contract was amended on November 5, 2002 to add that if there is a change in control and Mr. Lupinetti’s services are no longer needed, he will receive 24 months of severance and health benefits for the severance period.

Compensation Committee interlocks and insider participation

Messrs. Lyons, James and Hall served on our Compensation Committee during fiscal 2006. Persons serving on our Compensation Committee had no relationships with us other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of our board and their relationship to us as stockholders. No person serving on our Compensation Committee or on our Board of Directors is an executive officer of another entity for which one of our executive officers serves on the Board of Directors or on that entity’s Compensation Committee.

Board Compensation Committee Report on Executive Compensation

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

Salaries for executive officers are based on the duties and responsibilities of the position held by the executive compared with executive officers of other companies in our industry. We establish and review salaries annually. We also review various industry salary surveys in establishing each year’s new compensation. Each executive has a performance review prepared by the chief executive officer. During this review, the officer’s performance over the prior year is assessed and goals are established for the next year. This information is communicated to us and, based on this review and salary surveys, we set the annual salary for the executive for the next year.

Executive officers and key management employees participate in the bonus plan. Payments under the plan are contingent on the Company meeting its sales and net earnings objectives for the fiscal year. Based on the extent to which we achieve those objectives, each participant other than the chief executive officer receives an executive bonus of up to 30%, and the chief executive officer receives up to 50% of his regular annual salary if we meet the revenue and profit goals. If we exceed the sales and profit goals, the bonus percentage increases. Our committee reviews both the individual and company goals annually. In fiscal 2006, no executive bonuses were earned by Messrs. Bent, Levine and Lupinetti.

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

Chief Executive Officer Compensation

We have an employment agreement with Mr. Lupinetti dated September 12, 1996, under which Mr. Lupinetti became one of our directors and our Chief Executive Officer and President effective October 1, 1996. Under the terms of Mr. Lupinetti’s contract, if we are acquired by a way of sale of substantially all of our assets or by merger, all of his stock options will fully vest at the time of such acquisition. We also provide Mr. Lupinetti with an automobile. If Mr. Lupinetti’s employment were to be terminated by us other than for cause (as defined), Mr. Lupinetti would be entitled to 12 months of severance pay at his then effective annual salary per month, and if there were a change in control, Mr. Lupinetti would receive 24 months of severance pay.

Mr. Lupinetti participates in the executive bonus plan. Payments under the plan are contingent upon our meeting our sales and net earnings objective for the year. For fiscal year 2006, Mr. Lupinetti did not receive a bonus due to the fact that Company did not meet our earnings targets. In addition, our committee acknowledged Mr. Lupinetti’s leadership in driving the significant progress we had achieved through the implementation of his corporate strategy, which has achieved three years of profitability after three difficult years. Our committee also noted that he had accomplished the following during fiscal 2006: (1) continued growth in revenue and continued profitability, (2) the Company won the largest contract in CSPI history from Raytheon Co, for approximately $18 million, and (3) continued cost and expense monitoring, and further development of his management staff. The past six years have been a challenging period for the high tech industry, and the implementation of the strategies developed by Mr. Lupinetti has generated profits for the past three years and resulted in our successful repositioning.

We increased Mr. Lupinetti’s base compensation on November 14, 2006 from $321,000 to $340,000. Mr. Lupinetti has 323,740 stock options as of September 30, 2006, all granted at the fair market value of stock on the date of the grant. Mr. Lupinetti will be granted 20,000 stock options which will be granted at the fair market value the day after the year end results are announced.

COMPENSATION COMMITTEE

J. David Lyons

C. Shelton James

Christopher J. Hall

Performance Graph

The following Performance Graph compares the performance of the Company’s cumulative stockholder return with that of a broad market index (the NASDAQ Stock Market Index) and a published industry index (the NASDAQ Computer Manufacturers’ Index) for each of the most recent five fiscal years. The cumulative stockholder return for shares of our common stock and each of the indices is calculated assuming that $100 was invested on August 31, 2001. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information as of January 30, 2007 regarding each person known by us to own beneficially more than 5% of our common stock, each director and nominee for director of the Company, each executive officer named in the Summary Compensation Table, and all directors and executive officers of the Company as a group.

Name	Shares Beneficially Owned (1)		Percent of Class (2)
Eliot Rose Asset Management, LLC and Gary Siperstein 10 Webosset Street Suite 401 Providence, RI 02903	657,474	(3)	15.8%

Daniel Zeff C/O Daniel Zeff Holding Co. 50 California Street, Suite 1500 San Francisco, CA 94111	298,684	(4)	7.2%

Sterling Capital Management William G. and Janice Lauber 12300 Old Tesson Road, Suite 100C St. Louis, MO 63128	229,858	(5)	5.5%

Julian DeMora P.O. Box 220139 Hollywood, FL 33022	222,514	(6)	5.3%

The California Pubic Employees Retirement System Lincoln Plaza Suite 3492 Sacramento, CA 95814	215,492	(7)	5.2%

Alexander R. Lupinetti	324,141	(8)	7.8%

Christopher J. Hall(*)	378,450	(9)	9.1%

C. Shelton James	11,600	(10)	* *

J. David Lyons(*)	10,343	(11)	* *

Robert M. Williams	10,100	(12)	* *

Gary W. Levine	33,539	(13)	* *

William Bent	20,635	(14)	* *

All Directors and executive officers as a group (7 persons)	788,808	(15)	19.0%

*	Nominee for Director

**	Owns less than one percent

(1)	Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this proxy statement.

(2)	Computed pursuant to Rule 13d-3 under the Exchange Act.

(3)	Eliot Rose Asset Management, LLC and Gary S. Siperstein have filed a joint report on Schedule 13D dated January 12, 2006 in which Elliot Rose acts pursuant to a special arrangement as investment advisor to certain persons with respect to 657,474 shares of our common stock and has the right to receive, or the power to direct the receipts of dividends from, or the power to direct receipt of dividends from or proceeds from the sale of, the common stock purchased or held pursuant to such arrangement. Gary S. Siperstein is deemed to be beneficial owner of the number of securities reflected in the Schedule

(4)	Daniel Zeff filed a 13G on February 3, 2006 in which it states that Daniel Zeff indirectly owns 298,689 shares in his capacity as the sole manager and member of Zeff Holding Co., LLP which he serves as the general partner of Zeff Capital Partner I, LLP.

(5)	Sterling Capital Management Inc., William G. and Janice Lauber filed a joint report on Schedule 13G dated February 10, 2006 for 229,858 shares, in which it states that Sterling is a registered investment advisor owns 174,208 shares which has beneficial interest and discretion over and shared power to dispose of. William Lauber, President of Sterling owns 23,650 shares as an individual, Janice Lauber, Vice President of Sterling owns 23,000 as an individual and William G. and Janice Lauber jointly own 9,000 shares.

(6)	Mr. Julian Demora has furnished the Company with a report dated May 18, 2005, in which it is stated that Mr. Demora has direct ownership with respect to 222,514 shares of the Company’s common stock.

(7)	California Public Employees Retirement System filed a Schedule 13F dated September 30, 2006 in which it states that it has direct ownership of 215,492 shares of the Company’s common stock.

(8)	Represents 35,401 shares owned by Mr. Lupinetti as an individual and 288,740 shares obtainable upon exercise of stock options.

(9)	Includes 373,950 shares that Mr. Hall has sole voting and investment power with respect to. There are 22,200 shares owned by The Hemisphere Trust, a Belize company owned by Mr. Hall and 351,750 shares are owned by Mr. Hall as an individual. Mr. Hall has 4.500 shares obtainable upon exercise of stock options.

(10)	Includes 7,100 shares owned by Mr. James and, 4,500 shares obtainable upon exercise of stock options.

(11)	Includes 5,843 shares owned by Mr. Lyons and 4,500 shares obtainable upon exercise of stock options.

(12)	Includes 5,600 shares owned by Mr. Williams and 4.500 shares obtainable upon exercise of stock options.

(13)	Includes 26,417 shares obtainable upon exercise of stock options.

(14)	Includes 18,332 shares obtainable upon exercise of stock options.

(15)	Includes 351,489 shares obtainable upon exercise of stock options.

Equity Compensation Plan Information

The following table sets forth additional information as of September 30, 2006, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, indicating which plans were approved by our stockholders and which plans or arrangements were not submitted to the stockholders for approval.

The equity compensation plans approved by our stockholders are our 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 1997 Employee Stock Purchase Plan and 2003 Stock Incentive Plan. The equity compensation plan not approved by our stockholders is a stock option for employees of our subsidiary, MODCOMP, Inc. These stock options were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% a year starting one year from the date of grant

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders:	456,552	$5.76	244,888(1)
Equity compensation plans not approved by security holders:	58,750	$2.70	—
Total	515,302	$5.41	244,888

(1)	As of September 30, 2006 the plan has issued 189,888 shares of common stock reserved for issuance under the 1997 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by KPMG LLP, our independent register public accounting firm, for services rendered for professional services rendered for the fiscal years ended September 30, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$1,481,514	$818,137
Audit-Related Fees	—	—
Tax Fees	$38,785	$129,800
All Other Fees	—	—

Total Fees	$1,520,299	$947,937

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

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage KPMG to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by KPMG for 2006 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

        (3)  Exhibits

Exhibit No.		Description	Filed with this Form 10-K	Incorporated by Reference
				Form	Filing Date	Exhibit No.

3.1		Articles of Organization and amendments thereto		10-K	August 31, 1990	3.1

3.2		By-laws, as amended		10-K	November 22, 1995	3.2

10.1		Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2		CSPI Supplemental Retirement Income Plan		Form 8/A	August 31, 1986	10.13

10.4	*	1991 Incentive Stock Option Plan		DEF 14A	November 10, 1991	A

10.5	*	Employment Agreement with Mr. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6	*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7	*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.9	*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.10	*	Executive Cash Bonus Plan dated November 4, 2003		10-K	January 21, 2005	10.11

21.1		Subsidiaries	X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

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

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	February 20, 2007

/s/ GARY W. LEVINE Gary W. Levine	Vice President of Finance, Chief Financial Officer (Chief Accounting Officer)	February 20, 2007

/s/ J. DAVID LYONS J. David Lyons	Director	February 20, 2007

/s/ C. SHELTON JAMES C. Shelton James	Director	February 20, 2007

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	February 20, 2007

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	February 20, 2007

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements

Year Ended September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries (“the Company”) as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” utilizing the modified prospective application transition method.

KPMG LLP

February 20, 2007

Boston, Massachusetts

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,683	$9,724
Short-term investments	2,173	3,003
Accounts receivable, net of allowance for doubtful accounts of $77 in 2006 and $89 in 2005	10,316	6,891
Inventories	7,407	3,711
Refundable income taxes	43	26
Deferred income taxes	1,361	—
Other current assets	1,632	897

Total current assets	31,615	24,252

Property, equipment and improvements, net	1,141	1,179

Other assets:
Long-term investments	—	249
Goodwill	2,779	2,779
Deferred income taxes	327	356
Cash surrender value life insurance	2,185	1,989
Other assets	403	140

Total other assets	5,694	5,513

Total assets	$38,450	$30,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,695	$6,200
Pension and retirement plans	494	438
Income taxes payable	827	943

Total current liabilities	12,016	7,581
Pension and retirement plans	7,283	7,129
Deferred income taxes	236	166

Total Liabilities	19,535	14,876

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,716 and 3,671 shares, respectively	37	37
Additional paid-in capital	10,957	10,377
Retained earnings	11,187	9,285
Accumulated other comprehensive loss	(3,266)	(3,631)

Total shareholders’ equity	18,915	16,068

Total liabilities and shareholders’ equity	$38,450	$30,944

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2006	2005	2004
Sales:
Product	$55,259	$44,161	$39,569
Services	13,678	13,329	11,833

Total sales	68,937	57,490	51,402

Cost of sales:
Product	44,733	34,162	29,600
Services	9,373	8,871	7,764

Total cost of sales	54,106	43,033	37,364

Gross profit	14,831	14,457	14,038

Operating expenses:
Engineering and development	2,071	2,671	2,545
Selling, general and administrative	12,342	10,725	9,829

Total operating expenses	14,413	13,396	12,374

Operating income	418	1,061	1,664

Other income:
Dividend income	2	6	5
Interest income	423	341	216
Interest expense	(96)	(114)	(105)
Foreign exchange gain (loss)	5	(38)	9
Other income (expense), net	92	31	10

Total other income, net	426	226	135

Income from continuing operations before income tax	844	1,287	1,799
Income tax expense (benefit)	(1,131)	517	540

Income from continuing operations	1,975	770	1,259
Loss from discontinued operations, net of tax	—	(17)	(48)

Net income	$1,975	$753	$1,211

Income per share from continuing operations—basic	$0.54	$0.21	$0.35
Loss per share from discontinued operations—basic	—	$—	$(0.01)

Net income per share-basic	$0.54	$0.21	$0.34

Weighted average shares outstanding-basic	3,686	3,619	3,562

Income per share from continuing operations—diluted	$0.52	$0.20	$0.34
Loss per share from discontinued operations—diluted	—	$—	$(0.02)

Net income per share-diluted	$0.52	$0.20	$0.32

Weighted average shares outstanding-diluted	3,805	3,822	3,743

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2006, 2005 and 2004

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Shareholders’ Equity	Comprehensive income (loss)
Balance September 30, 2003	4,109	$41	$11,303	$8,654	$(5,207)	$(2,859)	$11,932
Comprehensive income:
Net income	—	—	—	1,211	—	—	1,211	1,211
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities	—	—	—	—	17	—	17	17
Effect of foreign currency translation	—	—	—	—	53	—	53	53
Reduction in minimum pension liability	—	—	—	—	709	—	709	709

Total comprehensive income								$1,990

Exercise of stock options	6	—	80	—	—	—	80
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 165D	(572)	(6)	(1,572)	(1,281)	—	2,859	—
Issuance of shares under employee stock purchase plan	25	—	22	—	—	—	22

Balance September 30, 2004	3,568	$35	$9,833	$8,584	$(4,428)	$—	$14,024
Comprehensive income:
Net income	—	—	—	753	—	—	753	753
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	16	—	16	16
Effect of foreign currency translation	—	—	—	—	(171)	—	(171)	(171)
Reduction in minimum pension liability	—	—	—	—	952	—	952	952

Total comprehensive income								$1,550

Exercise of stock options	97	1	480	—	—	—	481
Issuance of shares under employee stock purchase plan	14	1	87	—	—	—	88
Purchase of common stock	(8)	—	(23)	(52)	—	—	(75)

Balance September 30, 2005	3,671	$37	$10,377	$9,285	$(3,631)	$—	$16,068
Net income	—	—	—	1,975	—	—	1,975	1,975
Other comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	403	—	403	403
Reduction in minimum pension liability	—	—	—	—	7	—	7	7
Unrealized gain (loss) on securities	—	—	—	—	(45)	—	(45)	(45)

Total comprehensive income								$2,340

Exercise of stock options	37	—	197	—	—	—	197
Stock-based compensation	—	—	286	—	—	—	286
Issuance of shares under employee stock purchase plan	29	—	156	—	—	—	156
Purchase of common stock	(21)	—	(59)	(73)	—	—	(132)

Balance September 30, 2006	3,716	$37	$10,957	$11,187	$(3,266)	$—	$18,915

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,975	$753	$1,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	578	596	562
Loss on disposal of property, net	6	7	—
Loss (gain) on foreign currency transactions	(13)	38	(9)
Non-cash changes in accounts receivable	57	(31)	(129)
Deferred income taxes	(1,339)	183	470
Increase in cash surrender value life insurance	(72)	(165)	(40)
Stock based compensation expense	286	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,290)	216	(1,583)
Increase in inventories	(3,601)	(138)	(1,570)
Decrease (increase) in refundable income taxes	(15)	(15)	1,097
Decrease (increase) in other current assets	(690)	(73)	39
Decrease (increase) in other assets	(263)	(53)	58
Increase (decrease) in accounts payable and accrued expenses	4,284	(1,816)	2,649
Increase (decrease) in deferred compensation and retirement plans	150	285	(197)
Increase (decrease) in income taxes payable	(128)	256	(47)
Decrease in other liabilities	—	(20)	—
Operating cash flows provided by (used in) discontinued operations	—	(124)	71

Net cash provided by (used in) operating activities	(2,075)	(101)	2,582

Cash flows from investing activities of continuing operations:
Purchases of available-for-sale securities	(31)	(136)	(136)
Purchases of held-to-maturity securities	(1,954)	(3,370)	(270)
Sales of available-for-sale securities	337	95	85
Maturities of held-to-maturity securities	2,698	3,375	2,315
Life insurance premiums paid	(124)	(120)	(115)
Proceeds from sale of property	—	487	3
Purchases of property, equipment and improvements	(552)	(618)	(824)
Investing cash flows used in discontinued operations	—	(13)	(8)

Net cash provided by (used in) investing activities of continuing operations	374	(300)	1,050

Cash flows from financing activities of continuing operations:
Proceeds from stock issued from exercise of options	197	481	22
Proceeds from issuance of shares under employee stock purchase plan	156	87	80
Purchase of common stock	(132)	(75)	—

Net cash provided by financing activities of continuing operations	221	493	102

Effects of exchange rate on cash	439	(199)	442
Net increase (decrease) in cash and cash equivalents	(1,041)	(107)	4,176
Cash and cash equivalents, beginning of year	9,724	9,831	5,655

Cash and cash equivalents, end of year	$8,683	$9,724	$9,831

Supplementary cash flow information:
Cash paid for income taxes	$(234)	$(30)	$(180)

Cash received from income tax refunds	$26	$149	$1,095

Cash paid for interest	$(95)	$(87)	$(105)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

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

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value at the purchase date. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair market values of available-for-sale investments are based on quoted market prices as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

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

Goodwill

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year.

At September 30, 2006 and 2005, goodwill related solely to the former Technisource business acquired in 2003 that is part of our Service and systems integration segment and considered the reporting unit for purposes of evaluating goodwill impairment. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2006 and 2005.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

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

Revenue Recognition

The Company recognizes product revenue from customers at the time of transfer of title and risk of loss at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. The Company reduces revenue for estimated customer returns.

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

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

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

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Engineering and Development Expenses

Engineering and development expenditures are expensed as incurred.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. Valuation allowances are recorded against the gross deferred tax assets that management believes, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, that it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts under Chapter 156B became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the company has redesignated its existing treasury shares to common stock, retained earnings, and additional paid in capital. The total amount reclassified was $2.9 million as of September 30, 2004, as reflected in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss).

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income from continuing operations is as follows:

	Years ended September 30,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Income from continuing operations	$1,975	$770	$1,259

Weighted average number of shares outstanding—basic	3,686	3,619	3,562
Incremental shares from the assumed exercise of stock options	119	203	181

Weighted average number of shares outstanding—dilutive	3,805	3,822	3,743

Income per share from continuing operations—basic	$0.54	$0.21	$0.35

Income per share from continuing operations—diluted	$0.52	$0.20	$0.34

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal year 2006, 2005 and 2004, options of 370,000, 424,000 and 507,000 were included in the diluted net income per share calculation and 145,000, 80,000 and 3,000 shares, respectively, were excluded.

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

Stock-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to October 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the fiscal year ended September 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $286,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the fiscal year ended September 30, 2005 or 2004.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) to value employee stock options granted under the provisions of SFAS No. 123 for options granted prior to October 31, 2005 in order to provide pro forma information in years prior to fiscal 2006. The Company continues to use the Black-Scholes model to value employee stock options granted in 2006 under the provisions of SFAS No. 123 (R).

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which we are required to adopt by the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year’s financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective for fiscal years ending after December 15, 2006 (as of September 30, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of September 30, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106 or Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. The consensus in the Issue is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted.

2.    Discontinued Operations and Divestitures

In June 2005, the Company sold the operating assets and liabilities of Scanalytics which made up the previously reported “Other software” entire segment for net proceeds of approximately $446,000. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in SFAS No. 144. The operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and related notes to the consolidated financial statements for all periods presented. The operating loss of $131,000 incurred by Scanalytics in 2005 was partially offset by a gain on the sale of assets of the business of $114,000, resulting in the loss from discontinued operations of $17,000 in 2005.

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform to the current period discontinued operations presentation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Summarized financial information of the Company’s discontinued operations is as follows:

Discontinued Operations:	2005	2004
	(Amounts in thousands)
Sales:
Product	$745	$1,396
Service	8	26

Total sales	753	1,422
Net loss from discontinued operations	(17)	(48)
Assets	—	404
Capital expenditures	13	8
Depreciation and amortization	8	13

3.	Investments

At September 30, 2006 and 2005, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2006
Bonds and municipal revenue notes	$2,173	—	$2,173

Total	$2,173	—	$2,173

September 30, 2005
Marketable equity securities	$310	$45	$355
Bonds and municipal revenue notes	2,747	—	2,747
U.S. treasury bills	150	—	150

Total	$3,207	$45	$3,252

	Short-term	Long-term	Total
September 30, 2006
Held-to-maturity	$2,173	$—	$2,173
Available-for-sale	—	—	—

	$2,173	$—	$2,173

	Short-term	Long-term	Total
September 30, 2005
Held-to-maturity	$2,648	$249	$2,897
Available-for-sale	355	—	355

	$3,003	$249	$3,252

Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders’ equity until realized. This change in unrealized gain (loss) amounted to $-0-, $16,000 $17,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

At September 30, 2006, the cost and estimated fair values of short-term held-to-maturity debt by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Less than one year	$2,173	$2,173
Mature in 1-2 years	—	—
Mature in 2-5 years	—	—

Total	$2,173	$2,173

4.	Inventories

Inventories consist of the following:

	September 30,
	2006	2005
	(Amounts in thousands)
Raw materials	$1,329	$993
Work-in-process	1,379	571
Finished goods	4,699	2,147

Total	$7,407	$3,711

5.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Unrealized gain (loss) on available-for-sale securities	Effect of Foreign currency translation	Additional minimum pension liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2003	$12	$(1,641)	$(3,578)	$(5,207)
Change in period	17	53	709	779
Tax effect of change in period	—	—	—	—

Balance September 30, 2004	$29	$(1,588)	$(2,869)	$(4,428)
Change in period	16	(171)	743	588
Tax effect of change in period	—	—	209	209

Balance September 30, 2005	$45	$(1,759)	$(1,917)	$(3,631)
Change in period	(45)	403	95	453
Tax effect of change in period	—	—	(88)	(88)

Balance September 30, 2006	$—	$(1,356)	(1,910)	$(3,266)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

6.	Income Taxes:

The components of income from continuing operations before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2006	2005	2004
	(Amounts in thousands)
Income from continuing operations before income tax:
U.S.	$637	$378	$530
Foreign	207	909	1,269

	$844	$1,287	$1,799

Income tax expense (benefit):
Current:
Federal	$72	$56	$50
State	—	11	—
Foreign	137	267	20

	209	334	70

Deferred:
Federal	(829)	74	99
State	(464)	—	—
Foreign	(47)	109	371

	(1,340)	183	470

	$(1,131)	$517	$540

There was no significant income tax benefit allocated to the discontinued operation for the years ended September 30, 2005 and 2004.

Reconciliation of “expected” income tax expense (benefit) from continuing operations to “actual” income tax expense (benefit) is as follows:

	Years Ended September 30,
	2006		2005		2004
	(Amounts in thousands)
Computed “expected” tax expense (benefit) from continuing operations	$287	34.0%	$438	34.0%	$612	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(306)	(36.3)	7	0.6	1	0.1
Foreign operations	19	2.3	67	5.2	(41)	(2.3)
Change in valuation allowance	(1,257)	(149.1)	(29)	(2.3)	(98)	(5.4)
Permanent differences	11	1.4	(22)	(1.8)	16	0.9
Stock-based compensation	44	5.2	—	—	—	—
Other items	71	8.4	56	4.4	50	2.8

Income tax expense (benefit) from continuing operations	$(1,131)	(133.9)%	$517	40.1%	$540	30.1%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The Company recorded a consolidated income tax benefit of $1.1 million in fiscal year 2006 reflecting an effective tax rate of (133.9%) compared to tax expense of $0.5 million in fiscal year 2005 with an effective tax rate of 40.1% for fiscal year 2005. We utilized approximately $2.0 million of our net operating loss carryovers which were applied against our 2006 U.S. taxable income. Our 2006 effective rate was lower than the U.S. statutory rate due to the reversal of $1.4 million of our valuation allowance related to U.S. deferred tax assets and a corresponding benefit recognized primarily due to our projection of significant income for fiscal year 2007 in our Systems segment due to a significant sales contract that will be fulfilled in 2007.

For the years ended September 30, 2006 and 2005, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30 2006	September 30 2005
	(Amounts in thousands)
Deferred tax assets:
Deferred compensation	$2,149	$2,004
Other reserves and accruals	518	318
Inventory capitalization and reserves	782	975
State credits, net of federal benefit	48	289
Federal and state net operating loss carryforwards	375	1,116
Federal capital loss carryover	10	-
Foreign net operating loss carryforwards	3,051	2,886
Foreign tax credits	40	-
Unrealized gain or loss	-	17
Depreciation and amortization	246	58

Gross deferred tax assets	7,219	7,663
Less: valuation allowance	(5,531)	(7,307)

Realizable deferred tax asset	1,688	356
Deferred tax liabilities:
Goodwill	(236)	(166)

Net deferred tax assets (liabilities )	$1,452	$190

The deferred tax valuation allowance decreased by $1.8 million from $7.3 million at September 30, 2005 to $5.5 million at September 30, 2006. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which Management believes will more likely than not be realized. The valuation allowance was determined in accordance with the provisions of “SFAS No. 109 Accounting for Income Taxes” (SFAS 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2007 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

As of September 30, 2006, the Company had U.S. net operating loss carryforwards for federal and state tax purposes of approximately $0.2 million and $3.6 million, respectively which are available to offset future taxable income through 2010 and 2025 respectively. As of September 30, 2006, the Company also has state investment tax credits of approximately $72,000, which do not expire.

As of September 30, 2006, the Company had U.K. net operating loss carryforwards of approximately $10.2 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.6 million and $2.5 million at September 30, 2006 and 2005, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

However, on October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 22, 2004 or in the immediately subsequent year. Upon distribution of undistributed earnings of the Company’s foreign subsidiaries in the form of dividends or otherwise, the Company is subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in the various foreign countries on those earnings. The Company repatriated $1.0 million under the Act during fiscal 2006 at no tax cost.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2006	September 30, 2005
	(Amounts in thousands)
Building and improvements	$547	$522
Equipment	5,053	4,768
Automotive equipment	36	36

	5,636	5,326
Less accumulated depreciation	4,495	4,147

Property, equipment and improvements, net	$1,141	$1,179

Depreciation expense was $578,000, $596,000, and $562,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2006	2005
	(Amounts in thousands)
Accounts payable	$4,938	$1,457
Commissions	172	163
Compensation and fringe benefits	1,696	1,507
Customer advances	2,316	1,464
Professional fees and shareholders’ reporting costs	765	592
Taxes, other than income	265	342
Other	543	675

	$10,695	$6,200

9.    Stock Options and Awards

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended September 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $286,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the years ended September 30, 2005 or 2004. The following table summarizes stock-based compensation expense related to employee stock options and stock purchases and nonvested shares under SFAS No. 123(R) for the year ended September 30, 2006 which was allocated as follows:

Year ended September 30, 2006
Cost of sales	$6
Engineering and development	25
Selling, general and administrative	255

Total	$286

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. On January 17, 2006 the Company granted 38,000 share options to employees. On April 19, 2006, the Company granted a total of 10,000 shares to four of the Company’s outside Directors. The table below summarizes the assumptions used to value these options:

Year ended September 30, 2006
Expected volatility	60%
Expected dividend yield	—
Risk-free interest rate	4.28%-4.87%
Expected term (in years)	2.3-6.0

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

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical exercise pattern of option

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

holders during the period from September 1995 to December 31, 2005. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based partially on historical experience. The forfeitures rate as of September 30, 2006 was immaterial.

No cash was used to settle equity instruments granted under share-base payment arrangements in any period of 2006 or 2005.

The Company issues new shares upon the exercise of stock options. The Company does not expect to repurchase shares issued in any period following the exercise of stock options.

The following is a summary of stock option activity for the three years ended September 30, 2006:

	Weighted average exercise price of shares under plans	Weighted average fair value of options granted during the year	Number of Shares
			2003 Plan	1997 Plan	1991 Plan	Non Qualified Stock Options	Total
Outstanding September 30, 2003	$4.86		—	198,500	243,134	75,000	516,634
Granted	$5.25	$3.18	4,000	4,000	750	—	8,750
Expired and terminated	$4.58		—	(4,000)	(5,162)	—	(9,162)
Exercised	$3.81		—	—	(5,766)	—	(5,766)

Outstanding September 30, 2004	$4.81		4,000	198,500	232,956	75,000	510,456
Granted	$9.69	$4.46	95,000	—	—	—	95,000
Expired and terminated	$9.17		(1,500)	(500)	(3,032)	—	(5,032)
Exercised	$4.97		—	(12,100)	(68,417)	(16,250)	(96,767)

Outstanding September 30, 2005	$5.15		97,500	185,900	161,507	58,750	503,657
Granted	$6.64	$3.50	48,000	—	—	—	48,000
Expired and terminated	$—		—	—	—	—	—
Exercised	$5.41		—	(4,000)	(32,355)	—	(36,355)

Outstanding September 30, 2006	$5.75		145,500	181,900	129,152	58,750	515,302

Available for future grants			54,500	500	—	—	55,000
Exercisable			43,375	176,775	129,152	44,063	393,365
Weighted average contractual term of exercisable options							3.9 years
Intrinsic value of exercisable options							$1,403,975

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

As of September 30, 2006, unrecognized stock based compensation related to stock options was approximately $456,000. This cost is expected to be expensed over a weighted average period of 2.4 years. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2006 was $86,439.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.64—$4.60	152,926	5.6	$3.14	135,114	$3.20
$5.00—$6.50	258,876	3.2	$5.82	221,376	$5.72
$7.05—$7.93	23,500	8.9	$7.41	9,375	$7.81
$10.03—$10.03	80,000	8.2	$10.03	27,500	$10.03

	515,302	4.9	$5.75	393,365	$5.21

The following table is the non-vested stock options activity for the year ended September 30, 2006:

	Options	Weighted Average Fair Value
Non-vested at September 30, 2005	119,521	$4.39
Activity in 2006
Granted	48,000
Vested	(45,584)	$3.89
Forfeited	—

Non-vested at September 30, 2006	121,937	$4.25

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Pro forma Information under SFAS No. 123.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

Amounts	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004
Net income	$753	$1,211
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(182)	(160)
Add: Total stock-based employee compensation expense included in reported net income	—	—

Pro forma net income	$571	$1,051

Net income per share:
Basic, as reported	$0.21	$0.34

Diluted, as reported	$0.20	$0.32

Basic, pro forma	$0.16	$0.30

Diluted, pro forma	$0.15	$0.28

Weighted average shares outstanding—basic	3,619	3,562

Weighted average shares outstanding—diluted	3,822	3,743

The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004
Risk-free interest rate	3.63%	4.07%
Expected dividend yield	—	—
Expected volatility	48.4%	48.8%
Expected life (years)	5	5
Weighted average value of options granted during the period	$4.46	$3.18

10.    Stock Purchase Plan

In October 1997, the board of directors of the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Approximately 142,862 shares have been issued under the 1997 Purchase Plan at September 30, 2006.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

11.    Pension and Retirement Plans

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

The German Plan does not have any assets and therefore all costs and benefits of the plan are funded annually with cash flow from operations.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.1 million and $1.0 million as of September 30, 2006 and 2005, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

At September 30, 2006, our pension plan in the United Kingdom was the only plan with assets, holding investments of approximately $8.1 million. The Company’s investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The portfolio is managed to achieve optimal diversity. The following table presents the percentages of the fair value of plan assets by investment category as of September 30:

Percentage of plan assets
Global equity securities	86.2
Debt securities	7.5
Cash	6.3

Total	100.0

As of September 30, 2006, our actual asset mix approximated our target mix.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic			International
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004
Discount rate:	6.00%	5.75%	6.00%	4.64%	4.90%	5.60%
Expected return on plan assets:	—%	—%	—%	5.75%	6.25%	6.70%
Rate of compensation increase:	—%	—%	—%	2.00%	2.00%	3.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic			International
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004
Discount rate:	5.75%	6.00%	7.00%	4.90%	5.60%	5.60%
Expected return on plan assets:	—%	—%	—%	6.25%	6.70%	6.70%
Rate of compensation increase:	—%	—%	—%	2.00%	3.00%	3.00%

For domestic plans, the discount rate was determined by comparison against the Citigroup Pension Discount Curve and Liability Index for AA rated corporate instruments. The Company monitors other indices to assure that the pension obligations are fairly reported on a consistent basis. The international discount rates were determined by comparison against country specific AA corporate indices, adjusted for duration of the obligation.

The Company’s UK plan is invested in low-cost balanced funds and aims to produce consistent investment performance in-line with average UK pension funds.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Years Ended September 30
	2006			2005			2004
	Foreign	U.S.	Total	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$118	$7	$125	$87	$7	$94	$107	$6	$113
Interest cost	576	143	719	618	150	768	638	160	798
Expected return on plan assets	(402)	—	(402)	(355)	—	(355)	(354)	—	(354)
Amortization of:
Prior service costs/(gains)	(121)	—	(121)	(121)	—	(121)	(120)	—	(120)
Amortization of net loss	45	86	131	147	59	206	174	75	249

Net periodic benefit cost	$216	$236	$452	$376	$216	$592	$445	$241	$686

Post Retirement:
Service cost	$—	$55	$55	$—	$50	$50	$—	$47	$47
Interest cost	—	34	34	—	29	29	—	25	25
Expected return on plan assets	—	—	—	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—	—	—	—
Net transition asset	—	58	58	—	75	75	—	—	—

Net periodic benefit cost	$—	$147	$147	$—	$154	$154	$—	$72	$72

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$23	$(118)	$(95)	$(1,001)	$258	$(743)	$(709)	$—	$(709)

Post Retirement:
Increase in minimum liability included in comprehensive income (loss)	$—	$—	$—	$—	$—	$—	$—	$—	$—

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The following table presents an analysis of the changes in 2006 and 2005 of the benefit obligation, the plan assets and the funded status of the plans:

	For the Years Ended September 30
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in project benefit obligation (PBO)
Balance beginning of year	$11,693	$2,492	$14,185	$11,254	$2,497	$13,751
Service cost	118	7	125	87	7	94
Interest cost	576	143	719	618	150	768
Changes in actuarial assumptions	257	(32)	225	381	140	521
Foreign exchange impact	730	—	730	(342)	—	(342)
Benefits paid	(204)	(242)	(446)	(305)	(302)	(607)

Projected benefit obligation at end of year	$13,170	$2,368	$15,538	$11,693	$2,492	$14,185

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$6,840	—	$6,840	$5,758	—	$5,758
Actual gain on plan assets	802	—	802	1,448	—	1,448
Company contributions	218	242	460	127	302	429
Foreign exchange impact	454	—	454	(188)	—	(188)
Benefits paid	(204)	(242)	(446)	(305)	(302)	(607)

Fair value of plan assets at end of year	$8,110	$—	$8,110	$6,840	$—	$6,840

Funded status	$(5,060)	$(2,368)	$(7,428)	$(4,853)	$(2,492)	$(7,345)
Unamortized net loss	2,114	140	2,254	2,069	258	2,327

Net amount recognized	$(2,946)	$(2,228)	$(5,174)	$(2,784)	$(2,234)	$(5,018)

Post Retirement:
Change in project benefit obligation (PBO):
Balance beginning of year	$—	$598	$598	$—	$494	$494
Service cost	—	55	55	—	50	50
Interest cost	—	34	34	—	29	29
Changes in actuarial assumptions	—	(28)	(28)	—	25	25
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$659	$659	$—	$598	$598

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$(659)	$(659)	$—	$(598)	$(598)
Unamortized net loss	—	87	87	—	175	175

Net amount recognized	$—	$(572)	$(572)	$—	$(423)	$(423)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The increase in the under funded status of the pension plans in 2006 results primarily from the effect of foreign exchange movement on net foreign plan liabilities.

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded, and our U.K. retirement plan.

The amounts recognized in the consolidated balance sheet consist of:

	For the Years Ended September 30
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,837)	$(2,368)	$(7,205)	$(4,652)	$(2,492)	$(7,144)
Accumulated other comprehensive income	1,891	140	2,031	1,868	258	2,126

Net amount recognized	$(2,946)	$(2,228)	$(5,174)	$(2,784)	$(2,234)	$(5,018)

Post Retirement:
Accrued benefit liability	$—	$(572)	$(572)	$—	$(423)	$(423)
Accumulated other comprehensive income	—	—	—	—	—	—

Net amount recognized	$—	$(572)	$(572)	$—	$(423)	$(423)

Total pension and post retirement:
Accrued benefit liability	$(4,837)	$(2,940)	$(7,777)	$(4,652)	$(2,915)	$(7,567)
Accumulated other comprehensive income	1,891	140	2,031	1,868	258	2,126

Net amount recognized	$(2,946)	$(2,800)	$(5,746)	$(2,784)	$(2,657)	$(5,441)

Accrued benefit liability reported as:

	September 30,
	2006	2005
	(Amounts in thousands)
Current accrued benefit liability	$494	$438
Noncurrent accrued benefit liability	7,283	7,129

Total accrued benefit liability	$7,777	$7,567

Cash Flows

Contributions

The Company expects to contribute $400 thousand to its pension plan and $90 thousand to its other postretirement benefit plan in 2007.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2007	$494
2008	560
2009	564
2010	611
2011	660
Thereafter	$4,888

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $244,000, $239,000 and $187,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

12.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2007	$1,142
2008	758
2009	417
2010	356
2011 and thereafter	—

$2,673

Occupancy expenses under the operating leases approximated $1.4 million in 2006, $1.9 million in 2005 and $1.7 million in 2004.

Common Stock Repurchase

On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding common stock at market price. The Company has repurchased 80,233shares, or 40% of the total shares authorized to be purchased as of September 30, 2006. The timing of common stock purchases are made at the discretion of management.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

13.    Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

Fiscal Years Ended September 30,	Systems	Service and system integration	Consolidated Total
2006
Sales:
Product	$6,245	$49,014	$55,259
Service	2,704	10,974	13,678

Total sales	8,949	59,988	68,937
Profit (loss) from operations	(224)	642	418
Assets	15,253	23,197	38,450
Capital expenditures	212	340	552
Depreciation	209	367	576

2005
Sales:
Product	$8,028	$36,133	$44,161
Service	1,386	11,943	13,329

Total sales	9,414	48,076	57,490
Profit from operations	392	669	1,061
Assets	11,342	19,602	30,944
Capital expenditures	202	416	618
Depreciation	236	360	596

2004
Sales:
Product	$8,317	$31,252	$39,569
Service	686	11,147	11,833

Total sales	9,003	42,399	51,402
Profit from operations	1,474	190	1,664
Assets	11,465	19,244	30,709
Capital expenditures	291	533	824
Depreciation	194	368	562

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

The following table details the Company’s sales by operating segment for fiscal years September 30, 2006, 2005 and 2004. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2006	North America	Europe	Asia	Total	% of Total
Systems	$7,148	$—	$1,801	$8,949	13%
Service and systems integration	29,784	30,123	81	59,988	87%

Total	$36,932	$30,123	$1,882	$68,937	100%

% of Total	54%	44%	2%	100%

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

2004	North America	Europe	Asia	Total	% of Total
Systems	$7,671	$162	$1,170	$9,003	18%
Service and systems integration	20,040	22,252	107	42,399	82%

Total	$27,711	$22,414	$1,277	$51,402	100%

% of Total	54%	44%	2%	100%

Long-lived assets by geographic location at September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005
	(Amounts in thousands)
North America	$3,567	$3,553
Europe	353	405

Totals	$3,920	$3,958

14.    Restructuring Expense

Early in the third quarter of 2006, Vodaphone, an integration services customer of our German subsidiary, significantly reduced their contract service levels in order to reduce costs. The Company, in response to this reduction in revenues, initiated a staff reduction of three engineers. In connection with this initiative, the Company accrued a restructuring charge of $243,000 in the third quarter of fiscal 2006, which was charged to service cost of sales. This amount consists of termination payments to the affected engineers. In the fourth quarter of 2006, the Company finalized its review of operations at our German subsidiary and reduced the staff there by an additional engineer. The total restructuring charge accrued in connection with the termination of the four affected engineers was approximately $516,000, approximately $273,000 of which was unpaid and accrued in the fourth quarter. The Company does not expect any further restructuring charges related to the loss of Vodaphone in 2007.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

15.    Valuation and Qualifying Accounts

The Company had the following activity for the allowance for doubtful accounts:

	Years ended September 30
	2006	2005	2004
	(Amounts in thousands)
Balance beginning of year	$89	$180	$328
Charged to (income) expense	58	(31)	(129)
Usage	(69)	(53)	(20)
Exchange movement	(1)	(7)	1

Balance end of year	$77	$89	$180

16.    Subsequent Event

On January 17, 2007 we received a letter from the Nasdaq Stock Market notifying us that our common stock was subject to delisting because our 2006 Form 10-K was not filed on time. In accordance with Nasdaq rules, we requested a hearing with Nasdaq which is scheduled for March 1, 2007.

17.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2006 and 2005:

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2006
Net Sales	$15,096	$17,647	$18,556	$17,638	$68,937
Gross Profit	3,049	4,767	3,397	3,618	14,831
Net income (loss)	(546)	1,033	(44)	1,532	1,975
Net income (loss) per share—diluted(a)	(0.15)	$0.27	$(0.01)	$0.41	$0.52

2005
Net Sales	$14,092	$18,721	$11,543	$13,134	$57,490
Gross Profit	3,699	4,723	3,567	2,468	14,457
Net income (loss)	237	750	211	(445)	753
Net income (loss) per share—diluted(a)	$0.06	$0.20	$0.06	$(0.12)	$0.20

(a)	Earnings per common share are computed independently for each of the periods presented and therefore may not add up to the total for the year.