Form 10-Q
period 2006-12-31
CSP INC /MA/
filed 2007-03-08
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006.

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

As of March 5, 2007, the registrant had 3,735,320 shares of common stock issued and outstanding.

EXPLANATORY NOTE

CONSOLIDATED FINANCIAL STATEMENTS

Related Regulatory Actions

Because our 2007 Form 10-Q for the Quarter ended December 31, 2006 was not timely filed, on February 16, 2007, we received a letter from the Nasdaq Stock Market notifying us that our common stock was subject to delisting. In accordance with Nasdaq rules, we had a hearing with Nasdaq on March 1, 2007.

IN DEX

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,914	$8,683
Short-term investments	3,598	2,173
Accounts receivable, net of allowances of $96 and $77	7,529	10,316
Inventories	7,870	7,407
Refundable income taxes	63	43
Deferred income taxes	998	1,361
Other current assets	1,389	1,632

Total current assets	32,361	31,615

Property, equipment and improvements, net	1,168	1,141

Other assets:
Goodwill	2,779	2,779
Deferred income taxes	348	327
Cash surrender value life insurance	2,202	2,185
Other assets	403	403

Total other assets	5,732	5,694

Total assets	$39,261	$38,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,377	$10,695
Pension and retirement plans	504	494
Income taxes payable	1,317	827
Deferred income taxes	7	—

Total current liabilities	11,205	12,016
Pension and retirement plans	7,548	7,283
Deferred income taxes	254	236

Total Liabilities	19,007	19,535

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares;
issued 3,731 and 3,716 shares, respectively	37	37
Additional paid-in capital	11,117	10,957
Retained earnings	12,165	11,187
Accumulated other comprehensive loss	(3,065)	(3,266)

Total shareholders’ equity	20,254	18,915

Total liabilities and shareholders’ equity	$39,261	$38,450

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2006	December 31, 2005
Sales:
Product	$17,636	$11,938
Services	3,495	3,158

Total sales	21,131	15,096

Cost of sales:
Product	13,161	9,933
Services	2,287	2,214

Total cost of sales	15,448	12,147

Gross profit	5,683	2,949

Operating expenses:
Engineering and development	545	512
Selling, general and administrative	3,382	2,944

Total operating expenses	3,927	3,456

Operating income (loss)	1,756	(507)

Other income (expense):
Foreign exchange loss	(6)	(6)
Other income (expense), net	75	61

Total other income (expense), net	69	55

Income (loss) before income taxes	1,825	(452)
Income tax expense	847	94

Net income (loss)	$978	$(546)

Net income (loss) per share – basic	$0.26	$(0.15)

Weighted average shares outstanding – basic	3,726	3,679

Net income (loss) per share – diluted	$0.25	$(0.15)

Weighted average shares outstanding – diluted	3,893	3,679

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$978	$(546)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	165	135
Loss on foreign currency transactions	6	6
Non-cash changes in accounts receivable	27	15
Non-cash compensation expense related to stock options	64	58
Deferred income taxes	381	19
Increase in cash surrender value of life insurance	(1)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,906	(520)
Increase in inventories	(388)	(577)
Increase in refundable income taxes	(18)	(5)
Decrease in other current assets	279	91
(Decrease) increase in accounts payable and accrued expenses	(1,479)	927
Increase in pension and retirement plans	67	109
Increase in income taxes payable	484	34
Operating cash flows provided by discontinued operations	—	5

Net cash provided by (used in) operating activities	3,471	(249)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(31)
Purchases of held-to-maturity securities	(3,200)	(23)
Sales of available-for-sale securities	—	29
Maturities of held-to-maturity securities	1,775	29
Life insurance premiums paid	(17)	(20)
Purchases of property, equipment and improvements	(178)	(54)

Net cash used in investing activities	(1,620)	(70)

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock purchase plan	96	78
Purchase of common stock	—	(19)

Net cash provided by financing activities	96	59

Effects of exchange rate changes on cash	284	(160)

Net increase (decrease) in cash and cash equivalents	2,231	(420)
Cash and cash equivalents, beginning of period	8,683	9,724

Cash and cash equivalents, end of period	$10,914	$9,304

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Organization and Business

CSP Inc. (CSPI or the Company) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial, scientific, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and system integration segment.

1.	Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
	December 31, 2006	December 31, 2005
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$978	$(546)

Weighted average number of shares outstanding – basic	3,726	3,679
Incremental shares from the assumed exercise of stock options	167	—

Weighted average number of shares outstanding – diluted	3,893	3,679

Net income (loss) per share from continuing operations – basic	$0. 26	$(0.15)

Net income (loss) per share from continuing operations – diluted	$0. 25	$(0.15)

For the three months ended December 31, 2006, options of 167,136 were included in the diluted net income per share calculation and 123,500 options, were excluded. SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted income per share computation. Accordingly, for the three months ended December 31, 2005, due to our net loss, all of our outstanding options of 503,657 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	December 31, 2006	September 30, 2006
	(Amounts in thousands)
Raw materials	$1,564	$1,329
Work-in-progress	3,474	1,379
Finished goods	2,832	4,699

Total	$7,870	$7,407

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended December 31,
	2006	2005
	(Amounts in thousands)
Net income (loss)	$1,018	$(546)
Unrealized gain on available-for-sale securities	—	4
Effect of foreign currency translation	201	(129)

Comprehensive income (loss)	$1,219	$(671)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31, 2006	September 30, 2006
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,155)	$(1,356)
Additional minimum pension liability	(1,910)	(1,910)

Accumulated Comprehensive income (loss)	$(3,065)	$(3,266)

6.	Pension and Retirement Plans

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

The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$29	$2	$31	$28	$2	$30
Interest cost	163	36	199	139	36	175
Expected return on plan assets	(120)	—	(120)	(97)	—	(97)
Amortization of:
Prior service costs/(gains)	(1)	—	(1)	13	22	35
Net transition asset	11	11	22	(31)	—	(31)

Net periodic benefit cost	$82	$49	$131	$52	$60	$112

Post Retirement:
Service cost	$—	$14	$14	$—	$14	$14
Interest cost	—	10	10	—	9	9
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	7	7	—	14	14
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$31	$31	$—	$37	$37

7.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
Three Months Ended December 31, 2006
Sales:
Product	$5,149	$12,487	$17,636
Service	394	3,101	3,495
Total sales	$5,543	$15,588	$21,131
Profit from operations	$1,308	$448	$1,756
Assets	$16,935	$22,689	$39,624
Capital expenditures	$133	$45	$178
Depreciation	$71	$94	$165

Three Months Ended December 31, 2005
Sales:
Product	$1,267	$10,671	$11,938
Service	426	2,732	3,158
Total sales	$1,693	$13,403	$15,096
Profit (loss) from operations	$(528)	$21	$(507)
Assets	$11,350	$19,993	$31,343
Capital expenditures	$2	$52	$54
Depreciation	$55	$80	$135

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

For the three months ended December 31, 2006, the Company recognized revenues of approximately $5.0 million to Raytheon Corp., a Systems segment customer, which represented 24% of consolidated revenues for the quarter. Also in the first quarter of fiscal 2007 the Company recognized approximately $2.9 million in sales to Atos Origin GmbH, a system integrator in Germany representing 14% of revenues for the quarter. In the three months ended December 31, 2005, the company recognized revenues of $3.3 million to Atos Origin GmbH and $1.6 million to E-Plus, a wireless telecommunication company in Germany, which represented 22% and 11%, respectively, of revenues for that quarter. In the first fiscal quarter of fiscal 2007 and 2006 there were no other customers which constituted more than 10% of total revenues for each quarter.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation and retirement plans, and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2006 Results of Operations

CSP Inc. operates in two segments:

•	Systems, which include manufactured hardware products:

•	Service and systems integration, which includes maintenance and integration and sale of third-party hardware products and services and software application development.

Highlights include:

•	Revenue growth of $6.0 million, or 40%, comparing the first quarter of fiscal year 2007 to 2006,

•	Operating income of $1.8 million for the three months ended December 31, 2006 compared to an operating loss of $507 thousand in the comparable period of 2005.

•	Net income of $1.0 million for the three months ended December 31, 2006 compared to a net loss of $546 thousand in the comparable period of 2005.

•	Net cash provided by operations of $3.5 million for the three months ended December 31, 2006 compared to a net use of cash for operating activities for the comparable period of 2005 of $249 thousand.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2006 and 2005:

	December 31, 2006	% of sales	December 31, 2005	% of sales
Sales	$21,131	100%	$15,096	100%
Costs and expenses:
Cost of sales	15,448	73%	12,147	80%
Engineering and development	545	3%	512	3%
Selling, general and administrative	3,382	16%	2,944	20%

Total costs and expenses	19,375	92%	15,603	103%

Operating income (loss)	1,756	8%	(507)	(3%)
Other income	69	1%	55	—

Income (loss) before income taxes	1,825	9%	(452)	(3%)
Provision for income taxes	847	4%	94	(1%)

Net income (loss)	$978	5%	$(546)	(4%)

Sales

The following table details our sales by operating segment for the three months ended December 31, 2006 and 2005:

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended December 31, 2006:
Product	$5,149	$12,487	$17,636	83%
Services	394	3,101	3,495	17%

Total	$5,543	$15,588	$21,131	100%

% of Total	26%	74%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended December 31, 2005:
Product	$1,267	$10,671	$11,938	79%
Services	426	2,732	3,158	21%

Total	$1,693	$13,403	$15,096	100%

% of Total	11%	89%	100%

	Systems	Service and Systems Integration	Total	% increase (decrease)
$ Increase (Decrease)
Product	$3,882	$1,816	$5,698	48%
Services	(32)	369	337	11%

Total	$3,850	$2,185	$6,035

% increase (decrease)	227%	16%	40%

Total revenues increased by approximately $6.0 million, or 40%, in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Approximately $3.8 million of this increase was in the Systems segment and the remaining $2.2 million in the Service and system integration segment.

Product revenues increased $5.7 million, or 48% in the first quarter of fiscal year 2007 compared to the first quarter of fiscal 2006. Approximately $3.9 million of this increase was in the Systems segment and $1.8 million was in the Service and system integration segment. The increase in the Systems segment product revenues was primarily due to $4.9 million of shipments related to the new Raytheon contract. This was offset by a decline in shipments in fiscal 2007 of $1.0 million to Lockheed Martin versus the prior year quarter. The increase in the Service and system integration segment was primarily due to a $2.5 million increase in shipments of third-party hardware at the Systems and Solutions division based in Florida. This increase in sales was achieved even though we were notified by Dell in early in October 2006 that we would no longer be authorized to resell their products. Sale of Dell products represented approximately 12% of total revenues in the first quarter of fiscal 2006. Another factor that affected the increase revenue was a reduced sales volume in the first quarter of fiscal 2006 due to Hurricane Wilma which resulted in a 7 day business closure. Offsetting this increase in product sales of the Service and system integration segment was a $709 thousand decline in product sales at our German Division. The majority of this decline relates to an integrated service project for one of the large television cable providers in Germany in the first quarter of fiscal 2006 which was completed by the end of fiscal 2006.

Service revenues increased $337 thousand, or 11% in the first quarter of fiscal year 2007 compared to the first quarter of fiscal 2006. Approximately $369 thousand of the increase was in the Service and system integration segment offset by a slight decline of $32 thousand in the Systems segment. The Systems segment decline was mainly due to a decline in Royalty revenue from Lockheed Martin which was $306 thousand in the first quarter of fiscal 2007 compared to $333 thousand in the first quarter of 2006. The Service and system integration segment increase was due primarily to a new service contract in our German division which included an integration solution in the complex SAP-R3 environments.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
	December 31, 2006%		December 31, 2005%
North America	$13,303	63%	$7,191	48%	$6,112	85%
Europe	7,712	37%	7,833	52%	(121)	(2)%
Asia	116	—	72	—	44	61%

Totals	$21,131	100%	$15,096	100%	$6,035	40%

North American revenue increases in the first quarter of 2007 were primarily driven by the increased product sales in the Systems segment related to $4.9 million of shipments to Raytheon combined with an increase in third-party product sales by the Systems and Solutions division in Florida. The decline in revenues in Europe was due primarily to reduced product sales activity experienced in the German division of the Service and system integration segment.

Due to the recent decline of the dollar with respect to both the Euro and the pound sterling, revenues in the first quarter of fiscal 2007 were $627 thousand higher than they would have been using the average exchange rates experienced in the first quarter of 2006. Approximately $573 thousand of the foreign currency effect was attributable to operations in Germany, while the remaining $54 thousand was attributable to our UK operations.

Cost of Sales

The following table details our sales, cost of sales and gross margin by operating segment for the three months ended December 31, 2006 and 2005:

	Systems	Service and system integration	Total
Three Months Ended December 31, 2006:
Product sales	$5,149	$12,487	$17,636
Service sales	394	3,101	3,495

Total sales	$5,543	$15,588	$21,131
Product cost of sales	$2,181	$10,980	$13,161
Service cost of sales	167	2,120	2,287

Total cost of sales	$2,348	$13,100	$15,448

Product gross margin $	$2,968	$1,507	$4,475
Product gross margin %	58%	12%	25%
Service gross margin $	$227	$981	$1,208
Service gross margin %	58%	32%	35%
Total gross margin $	$3,195	$2,488	$5,683
Total gross margin %	58%	16%	27%

Three Months Ended December 31, 2005:
Product sales	$1,267	$10,671	$11,938
Service sales	426	2,732	3,158

Total sales	$1,693	$13,403	$15,096
Product cost of sales	$592	$9,341	$9,933
Service cost of sales	70	2,144	2,214

Total cost of sales	$662	$11,485	$12,147

Product gross margin $	$675	$1,330	$2,005
Product gross margin %	53%	12%	17%
Service gross margin $	$356	$588	$944
Service gross margin %	84%	22%	30%
Total gross margin $	$1,031	$1,918	$2,949
Total gross margin %	61%	14%	20%
Product cost of sales - $ increase (decrease)	$1,589	$1,639	$3,228
Service cost of sales - $ increase (decrease)	$97	$(24)	$73

Total cost of sales - $ increase (decrease)	$1,686	$1,615	$3,301

% Increase (decrease)	255%	14%	27%

Total cost of sales decreased as a percentage of sales for the first quarter of fiscal year 2007 by approximately 9% declining from 80% in the first quarter of fiscal year 2006 to 73% in first quarter of fiscal year 2007. The reduction in the cost of sales percentage was due to the change in the mix of business with a significant increase in the Systems segment sales which has a lower cost of sales than the Service and system integration segment. The overall cost of sales percentage for the Systems segment increased approximately 4% in the first quarter of fiscal year 2007 as compared to the same period of the prior year. The increase was due to cost of goods for the Raytheon procurement which has more individual components that includes both purchased goods, which have a higher cost and CSP manufactured MultiComputer products. The cost of sales for the first quarter of fiscal year 2007 had higher cost than the products which were sold in the same period of the prior year. The Service and system integration segment cost of sales as a percentage of sales had a reduction of approximately 2% comparing the current quarter to the same period of the prior year. The improvement in the cost of sales percentage was for the service sales at our German subsidiary during the quarter.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2006 and 2005:

	For the three months ended				$ Increase (Decrease)	% Increase (Decrease)
	December 31, 2006	% of Total	December 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$536	98%	$512	100%	$24	5%
Service and system integration	9	2%	—	—%	9	100%

Total	$545	100%	$512	100%	$33	6%

Engineering and development expenses increased $33 thousand, or 6%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase relates primarily to an increase in expenses related to outside consultants being utilized to assist with the development of the next generation of MultiComputer product in the Systems segment and an increase in depreciation related to fiscal year 2006 additions.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended December 31, 2006 and 2005:

	For the Three Months Ended				$ Increase	% Increase
	December 31, 2006	% of Total	December 31, 2005	% of Total
	(Amounts in thousands)
By Operating Segment:
Systems	$1,351	40%	$1,047	36%	$304	29%
Service and system integration	2,031	60%	1,897	64%	134	7%

Total	$3,382	100%	$2,944	100%	$438	15%

Total selling, general and administrative expenses increased $438 thousand, or 15%, in the first quarter of 2007 compared to the corresponding quarter of fiscal 2006. Approximately $304 thousand of this increase was in the Systems segment and the remaining $134 thousand was in the Service and system integration segment. Approximately $135 thousand of the increase in the System segment expense is due to increased audit and legal fees related to compliance issues to complete our statutory filings. In addition, approximately $79 thousand of the System segment increase is due to sales commission expense related to the increase in sales revenues and bonus expense of $75 thousand for the first quarter of fiscal 2007 compared to $0 for the first quarter of fiscal 2006. Approximately $60 thousand of the increase in the Service and system integration segment expense is related to an increase in sales commissions at our Systems and Solutions division related to the increased sales revenue. In addition, approximately $26 thousand of the increase is related to an increase in travel expenses related to the increase in sales volume and a $45 thousand increase in depreciation expense related to the build out of the Disaster Recovery Center at our Systems and Solution division in Florida.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2006 and 2005:

	For the Three Months Ended
	December 31, 2006	December 31, 2005	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	($23)	($26)	$3
Interest income	109	89	20
Dividend income	—	2	(2)
Foreign exchange gain (loss)	(6)	(6)	—
Other income (expense), net	(11)	(4)	(7)

Total other income (expense), net	$69	$55	$14

Total other income (expense) increased $14 thousand for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase is primarily due to an increase in interest income related to the general increase in interest rates in effect over the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Income Taxes

Income Tax Provision

The company recorded an income tax provision of $847 thousand for the three months ended December 31, 2006 reflecting an effective income tax rate of 45% compared to an income tax provision of $94 thousand for the three months ended December 31, 2005. Our effective rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany. The tax expense in the three months ended December 31, 2005 was due to the income generated by our foreign subsidiaries in Europe, primarily Germany, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2007 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets. Previously, we had recorded a full valuation allowance against our U.S. deferred tax assets due to our history of cumulative losses and our inability to reasonably project whether or not we would have future taxable income, primarily due to the erratic nature of our revenues in the Systems segment which primarily serves government customers. Late in fiscal 2006, we received a $17 million order from Raytheon that we have concluded will result in significant taxable income in fiscal 2007. Based on this order, we concluded that it was more likely than not that we would generate sufficient taxable income in the U.S. in 2007 in order to realize an estimated $1.4 million of deferred tax assets for the year ended September 30, 2006 we recognized this benefit in the fourth quarter of fiscal year 2006 through a reduction of the valuation allowance previously established against our net U.S. deferred tax assets, consisting primarily of inventory temporary differences and net operating loss carryforwards. We maintained a full valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to utilize any of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by $3.6 million to $14.5 million as of December 31, 2006, as compared to $10.9 million as of September 30, 2006. In the three months ended December 31, 2006, we generated approximately $3.5 million of cash in operating activities compared to a use of $249 thousand in the same period of the prior fiscal year. The significant change in net cash used in operating activities was primarily due to net income of $ 1.0 million in the first quarter of 2007 versus a net loss of $546 thousand for the first quarter of 2006. Working capital items which drove the most significant changes in operating cash were a decrease in accounts receivable, related primarily to collections of billings to Raytheon, and a decrease in accounts payable and accrued expenses, which had been at a high level in the prior period due to purchases to support manufacturing related to the Raytheon contract.

Approximately $1.6 million of net cash was used in investing activities for the three months ended December 31, 2006 compared to $70 thousand during the prior comparable quarter. During the three months ended December 31, 2006, our investing activities consisted of purchases, sales and maturities of marketable securities using net cash of $1.4 million and the use of $178 thousand for the purchases of property equipment and improvements.

Financing activities generated approximately $96 thousand of cash during the three months ended December 31, 2006 compared to $59 thousand during the prior comparable quarter. The cash provided in the first quarter of 2007 was from the proceeds of stock issued under our employee stock purchase plan.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended December 31, 2006 and 2005. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended December 31, 2006.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we concluded that we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements as of that date. These control deficiencies led to (1) the delay in the filing of our 2006 Annual Report on Form 10-K, and (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2006, as detailed in our 2006 Form 10-K for reasons described below.

In our 2004 and 2005 Annual Reports on Forms 10-K, we disclosed that we did not have adequate staffing and experience in our finance group to control the increased transaction activity, address non-routine accounting matters, and manage the financial reporting complexities resulting from the acquisition of Technisource and that this matter was considered a material weakness in internal control.

In 2005 and during 2006, we took steps to address this weakness. During the year end reporting of the 2006 Form 10-K, the following issues were noted : 1) the Modcomp Systems and Solutions Division experienced difficulties at the end of our fourth quarter with respect to revenue recognition, accounts payable and the related period end cutoff, and 2) in the corporate financial reporting process, the calculation of the tax provision and related deferred assets and liabilities at the end of our fourth quarter also contributed to the delay in issuing the financial statements.

Accordingly, management determined that these issues are indicative of control deficiencies that constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected

Management is taking the following actions to address the weaknesses; (1) the Modcomp Systems and Solutions Division finance staff will be further augmented with the addition of a chief financial officer for the Division and, if necessary, further accounting support staff, (2) establishing strong internal controls over the procurement and fulfillment cycles at Modcomp Systems and Solutions division during 2007, (3) Company will add a Vice President of Finance and chief accounting officer, that will enhance our management group experience and capabilities and (4) the Company has acquired certain information technology solutions and/or outsourced certain functions to increase the accuracy, efficiency and timeliness of the financial reporting process including the calculation of the tax provision. The implementation of these improvements is expected to be completed in fiscal 2007. The Audit Committee has reviewed all of the matters discussed above and have been actively assessing the plan to improve our controls and procedures. The Committee will continue to monitor the situation and expects to take such further actions as are needed.

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

During the first quarter of fiscal 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CSP INC.

Date: March 8, 2007	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: March 8, 2007	By:	/s/ GARY W. LEVINE
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