Form 10-Q
period 2007-03-31
CSP INC /MA/
filed 2007-05-11
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007.

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

As of May 8, 2007, the registrant had 3,813,457 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,073	$8,683
Short-term investments	2,896	2,173
Accounts receivable, net of allowances of $88 and $77	10,890	10,316
Inventories	9,336	7,407
Refundable income taxes	97	43
Deferred income taxes	998	1,361
Other current assets	1,845	1,632

Total current assets	36,135	31,615

Property, equipment and improvements, net	1,120	1,141

Other assets:
Goodwill	2,779	2,779
Deferred income taxes	352	327
Cash surrender value of life insurance	2,223	2,185
Other assets	350	403

Total other assets	5,704	5,694

Total assets	$42,959	$38,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,956	$10,695
Pension and retirement plans	535	494
Income taxes payable	1,102	827
Deferred income taxes	454	—

Total current liabilities	14,047	12,016
Pension and retirement plans	7,662	7,283
Deferred income taxes	251	236

Total liabilities	21,960	19,535

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,801 and 3,716 shares, respectively	38	37
Additional paid-in capital	11,579	10,957
Retained earnings	12,420	11,187
Accumulated other comprehensive loss	(3,038)	(3,266)

Total shareholders’ equity	20,999	18,915

Total liabilities and shareholders’ equity	$42,959	$38,450

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Sales:
Product	$15,422	$14,936	$33,058	$26,874
Services	3,396	2,711	6,891	5,869

Total sales	18,818	17,647	39,949	32,743

Cost of sales:
Product	12,219	10,936	25,380	20,801
Services	2,439	1,944	4,726	4,126

Total cost of sales	14,658	12,880	30,106	24,927

Gross profit	4,160	4,767	9,843	7,816
Operating expenses:
Engineering and development	628	568	1,173	1,080
Selling, general and administrative	3,173	3,216	6,555	6,260

Total operating expenses	3,801	3,784	7,728	7,340

Operating income	359	983	2,115	476

Other income (expense):
Foreign exchange gain (loss)	7	4	1	(2)
Other income (expense), net	94	177	169	238

Total other income (expense), net	101	181	170	236

Income before income taxes	460	1,164	2,285	712
Income tax expense	205	131	1,052	225

Net income	$255	$1,033	$1,233	$487

Net income per share – basic	$0.07	$0.28	$0.33	$0.13

Weighted average shares outstanding – basic	3,748	3,682	3,737	3,680

Net income per share – diluted	$0.07	$0.27	$0.32	$0.13

Weighted average shares outstanding – diluted	3,917	3,767	3,905	3,781

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2007

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2006	3,716	$37	$10,957	$11,187	$(3,266)	$18,915
Comprehensive income:
Net income	—	—	—	1,233	—	1,233	$1,233
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	228	228	228

Total Comprehensive income	—	—	—	—	—	—	$1,461

Exercise of stock options	70	1	362	—	—	363
Stock-based Compensation	—	—	164	—	—	164
Issuance of shares under employee stock purchase plan	15	—	96	—	—	96

Balance as of March 31, 2007	3,801	$38	11,579	12,420	$(3,038)	$20,999

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$1,233	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	323	264
Loss on disposal of property, net	1	5
Non-cash changes in accounts receivable	11	134
Non-cash compensation expense related to stock options	164	120
Deferred income taxes	824	37
Increase in cash surrender value of life insurance	(21)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(315)	(4,643)
Increase in inventories	(1,833)	(610)
Increase in refundable income taxes	(51)	(8)
Increase in other current assets	(155)	(659)
Decrease in other assets	54	—
Increase in accounts payable and accrued expenses	962	4,557
Increase in pension and retirement plans	163	183
Increase in income taxes payable	267	147

Net cash provided by operating activities	1,627	14

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(31)
Purchases of held-to-maturity securities	(3,236)	(1,525)
Sales of available-for-sale securities	—	386
Maturities of held-to-maturity securities	2,513	2,048
Life insurance premiums paid	(17)	(34)
Purchases of property, equipment and improvements	(284)	(208)

Net cash provided by (used in) investing activities	(1,024)	636

Cash flows from financing activities:
Proceeds from stock issued from the exercise of options	363	11
Proceeds from issuance of stock under employee stock purchase plan	96	78
Purchase of common stock	—	(86)

Net cash provided by financing activities	459	3

Effects of exchange rate changes on cash	328	(93)

Net increase in cash and cash equivalents	1,390	560
Cash and cash equivalents, beginning of period	8,683	9,724

Cash and cash equivalents, end of period	$10,073	$10,284

Supplementary Cash flow information:
Cash paid for income taxes	$58	$74
Cash paid for interest	$97	$89

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective as of the end of fiscal years ending after December 15, 2006 (as of September 30, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of September 30, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.

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

4.	Reclassifications

The financial statements included in the Company’s forms 10-Q, for the quarters and fiscal year to date periods ended March 31, 2006 and December 31, 2006 included certain commission expenses of its German subsidiary in cost of sales instead of in selling, general and administrative expenses, as required by company policy and accounting policies generally accepted in the United States of America. In addition, certain costs in connection with providing services, which should have been classified as cost of sales, were classified as engineering and development expenses. In this form 10-Q, our unaudited consolidated statements of operations for the quarter and six months ended March 31, 2006 have been restated to reflect these amounts properly.

The restatements referred to above are reflect in the table below, affecting cost of product sales, cost of services sales, engineering and development expenses and selling, general and administrative expenses.

	For the three months ended March 31, 2006			For the six months ended March 31, 2006
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
Sales:
Product	$14,936		$14,936	$26,874		$26,874
Services	2,711		2,711	5,869		5,869

Total sales	17,647		17,647	32,743		32,743

Cost of sales:
Product	10,991	(55)	10,936	20,924	(123)	20,801
Services	1,938	6	1,944	4,152	(26)	4,126

Total cost of sales	12,929	(49)	12,880	25,076	(149)	24,927

Gross profit	4,718	49	4,767	7,667	149	7,816
Operating expenses:
Engineering and development	610	(42)	568	1,122	(42)	1,080
Selling, general and administrative	3,125	91	3,216	6,069	191	6,260

Total operating expenses	3,735	49	3,784	7,191	149	7,340

Operating income	983		983	476		476

Other income (expense):
Foreign exchange gain (loss)	4		4	(2)		(2)
Other income (expense), net	177		177	238		238

Total other income (expense), net	181		181	236		236

Income before income taxes	1,164		1,164	712		712
Income tax expense	131		131	225		225

Net income	$1,033		$1,033	$487		$487

Net income per share – basic	$0.28		$0.28	$0.13		$0.13

Weighted average shares outstanding – basic	3,682		3,682	3,680		3,680

Net income per share – diluted	$0.27		$0.27	$0.13		$0.13

Weighted average shares outstanding – diluted	3,767		3,767	3,781		3,781

5.	Earnings Per Share of Common Stock

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the assumed weighted average number of common shares outstanding.

The reconciliation of the denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Amounts in thousands, except per share data)
Net income	$255	$1,033	$1,233	$487

Weighted average number of shares outstanding – basic	3,748	3,682	3,737	3,680
Incremental shares from the assumed exercise of stock options	169	85	168	101

Weighted average number of shares outstanding – diluted	3,917	3,767	3,905	3,781

Net income per share – basic	$0.07	$0. 28	$0. 33	$0.13

Net income per share – diluted	$0.07	$0. 27	$0. 32	$0.13

For the three and six months ended March 31, 2007, options of 328,708 and 345,248, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive. For the three and six months ended March 31, 2006, options of 203,970 and 135,000, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive.

6.	Inventories

Inventories consist of the following:

	March 31, 2007	September 30, 2006
	(Amounts in thousands)
Raw materials	$2,283	$1,329
Work-in-progress	3,215	1,379
Finished goods	3,838	4,699

Total	$9,336	$7,407

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Amounts in thousands, except per share data)
Net income	$255	$1,033	$1,233	$487
Unrealized gain (loss) on available-for-sale securities	—	49	—	(45)
Effect of foreign currency translation	27	(49)	228	(80)

Comprehensive income	$282	$1,033	$1,461	$362

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	March 31, 2007	September 30, 2006
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,128)	$(1,356)
Additional minimum pension liability	(1,910)	(1,910)

Accumulated Comprehensive income (loss)	$(3,038)	$(3,266)

8.	Pension and Retirement Plans

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

The plan assets comprise a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$29	$2	$31	$29	$2	$31
Interest cost	165	36	201	139	36	175
Expected return on plan assets	(121)	—	(121)	(98)	—	(98)
Amortization of:
Prior service costs/(gains)	8	11	19	7	22	29
Net transition asset	2	—	2	(24)	—	(24)

Net periodic benefit cost	$83	$49	$132	$53	$60	$113

Post Retirement:
Service cost	$—	$14	$14	$—	$14	$14
Interest cost	—	10	10	—	9	9
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	7	7	—	15	15
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$31	$31	$—	$38	$38

	For the Six Months Ended March 31
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$59	$4	$63	$57	$4	$61
Interest cost	329	71	400	279	72	351
Expected return on plan assets	(240)	—	(240)	(195)	—	(195)
Amortization of:
Prior service costs/(gains)	16	23	39	19	43	62
Net transition asset	—	—	—	(55)	—	(55)

Net periodic benefit cost	$164	$98	$262	$105	$119	$224

Post Retirement:
Service cost	$—	$28	$28	$—	$27	$27

	For the Six Months Ended March 31
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Interest cost	—	20	20	—	17	17
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	15	15	—	29	29
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$63	$63	$—	$73	$73

9.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and System Integration	Consolidated Total
Three Months Ended March 31, 2007
Sales:
Product	$2,161	$13,261	$15,422
Service	296	3,100	3,396

Total sales	$2,457	$16,361	$18,818
Profit from operations	$98	$261	$359
Total assets	$17,235	$25,724	$42,959
Capital expenditures	$53	$53	$106
Depreciation	$64	$94	$158

Three Months Ended March 31, 2006
Sales:
Product	$3,753	$11,183	$14,936
Service	79	2,632	2,711

Total sales	$3,832	$13,815	$17,647
Profit from operations	$655	$328	$983
Total assets	$12,159	$24,214	$36,373
Capital expenditures	$45	$108	$153
Depreciation	$49	$82	$131

Six Months Ended March 31, 2007
Sales:
Product	$7,310	$25,748	$33,058
Service	690	6,201	6,891
Total sales	$8,000	$31,949	$39,949
Profit from operations	$1,406	$709	$2,115
Total assets	$17,235	$25,724	$42,959
Capital expenditures	$186	$98	$284
Depreciation	$135	$188	$323

Six Months Ended March 31, 2006
Sales:
Product	$5,020	$21,854	$26,874
Service	504	5,365	5,869

Total sales	$5,524	$27,219	$32,743
Profit from operations	$127	$349	$476
Total assets	$12,159	$24,214	$36,373
Capital expenditures	$47	$161	$208
Depreciation	$104	$160	$264

Profit (loss) from operations is equal to sales, less: cost of sales, engineering and development and selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of gain on sale of property, investment income and interest expense. All intercompany transactions have been eliminated.

Total assets include deferred income tax assets and other financial instruments owned by the Company.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2007 and 2006.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Raytheon Corporation	—	—	$1.4	8%	$5.1	13%	$1.5	5%
Atos Origin GmbH	$2.2	12%	$2.0	11%	$5.1	13%	$3.6	11%
Kabel Deutschland	$2.2	12%	$2.1	12%	$2.5	6%	$5.4	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview of the six months ended March 31, 2007 Results of Operations

CSP Inc. operates in two segments:

•	Systems - the Systems segment consists of our Multicomputer division which designs, develops and manufactures signal processing computer platforms which are used primarily in military applications.

•

Service and Systems Integration - the Services and Systems Integration Segment includes our Modcomp subsidiary which provides maintenance and integration services for computer systems and sale of third-party computer hardware and software products.

Highlights include:

•	Revenue increased by approximately $7.2 million, or 22%, to $39.9 million for the six months ended March 31, 2007 versus $32.7 million for the six months ended March 31, 2006.

•	Operating income increased by approximately $1.6 million, or 344%, to $2.1 million for the six months ended March 31, 2007 versus $476 thousand for the six months ended March 31, 2006.

•	Net income increased by approximately $746 thousand, or 153%, to $1.2 million for the six months ended March 31, 2007 versus $487 thousand for the six months ended March 31, 2006.

•	Net cash provided by operations was approximately $1.6 million for the six months ended March 31, 2007 compared to net cash provided by operations of $14 thousand for the comparable period of 2006.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2007 and 2006:

	March 31, 2007	% of sales	March 31, 2006	% of sales
Sales	$39,949	100%	$32,743	100%
Costs and expenses:
Cost of sales	30,106	75%	24,927	77%
Engineering and development	1,173	3%	1,080	3%
Selling, general and administrative	6,555	17%	6,260	19%

Total costs and expenses	37,834	95%	32,267	99%

Operating income	2,115	5%	476	1%
Other income	170	1%	236	1%

Income before income taxes	2,285	6%	712	2%
Provision for income taxes	1,052	3%	225	1%

Net income	$1,233	3%	$487	1%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2007:
Product	$7,310	$25,748	$33,058	83%
Services	690	6,201	6,891	17%

Total	$8,000	$31,949	$39,949	100%

% of Total	20%	80%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2006:
Product	$5,020	$21,854	$26,874	82%
Services	504	5,365	5,869	18%

Total	$5,524	$27,219	$32,743	100%

% of Total	17%	83%	100%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$2,290	$3,894	$6,184	23%
Services	186	836	1,022	17%

Total	$2,476	$4,730	$7,206	22%

% increase	45%	17%	22%

Total revenues increased by approximately $7.2 million, or 22%, in the first six months of fiscal year 2007 compared to the same period of fiscal year 2006. Approximately $2.5 million of this increase was in the Systems segment and the remaining $4.7 million was in the Service and System Integration segment.

Product revenues increased by approximately $6.2 million, or 23% in the first six months of fiscal year 2007 compared to the first six months of fiscal 2006. Approximately $2.3 million of this increase was in the Systems segment and $3.9 million was in the Service and System Integration segment.

The $2.3 million increase in the Systems segment product revenue was primarily due to the increase in sales to Raytheon of $3.6 million over the prior year period, related to sales under the new Raytheon contract that began shipping in the first six months of fiscal 2007. In addition, sales to Kyokuto Boeki Kaisha (“KBK”) increased by $0.6 million for the six months ended March 31, 2007 versus the prior year comparable period. These sales increases were offset by a decline in sales to Lockheed Martin of $1.6 million in the first six months of fiscal 2007 versus the prior comparable period.

The $3.9 million increase in the Service and System Integration segment product revenue was primarily due to a $3.2 million increase in shipments of third-party hardware in the US Systems and Solutions division. Of this increase, approximately $2.5 million was due to sales to new customers, while the remaining $0.7 million of the increase was due to increases in sales to existing customers. Another factor that affected the increase in revenue was a reduced sales volume in the first six months of fiscal 2006 due to Hurricane Wilma which resulted in a 7 day business closure. The remaining $0.7 million increase in product sales of the Services and System Integration segment was derived from our German subsidiary. This increase was largely due to a stronger Euro versus the US dollar during the six months ended March 31, 2007 versus the comparable period of fiscal 2006. The exchange rate change resulted in sales increasing in US dollars by $0.9, offset by a $0.2 million reduction in sales volume. This decline in sales volume was related to an integrated service project for one of the large television cable providers in Germany in the first six months of fiscal 2006 which was completed by the end of fiscal 2006.

Service revenues increased by $1 million, or 17% in the first six months of fiscal year 2007 compared to the first six months of fiscal 2006. Approximately $0.8 million of the increase was in the Service and System Integration segment and $0.2 million was in the Systems segment. The Service and System Integration segment increase was derived from our German subsidiary, wherein sales increased by $0.8 million, $0.5 million of which resulted from increased sales volume; and $0.3 million was due to the foreign exchange rate fluctuation of a stronger Euro versus the US dollar for the six months ended March 31, 2007 versus the comparable period of fiscal 2006. The increase in sales volume was due primarily to several additional new contracts. The Systems segment service revenue increase of $0.2 million was mainly due to an increase in royalty revenue from Lockheed Martin which was approximately $0.5 million in the first six months of fiscal 2007 compared to approximately $0.3 million in the first six months of fiscal 2006.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	(Amounts in thousands)
	March 31, 2007%		March 31, 2006%		$ Increase/ (Decrease)	% Increase (Decrease)
North America	$21,806	55%	$16,939	52%	$4,867	29%
Europe	15,960	40%	14,204	43%	1,756	12%
Asia	2,183	5%	1,600	5%	583	36%

Totals	$39,949	100%	$32,743	100%	$7,206	22%

North American revenue increased in the first six months of fiscal 2007 versus the comparable period of fiscal 2006, largely due to the increase in product sales in the Systems segment related to the increase in sales to Raytheon of $3.6 million offset by the reduction in sales to Lockheed Martin of $1.6 million, referred to above combined with the increase in product sales by the Systems and Solutions US division of $3.2 million, also referred to above.

The increase in revenues in Europe for the six months ended March 31, 2007 versus the comparable period of fiscal 2006 was due primarily to the reasons set forth above with respect to sales volumes and foreign exchange rate fluctuations in the German subsidiary, in the Service and System Integration segment. To summarize the data presented above, $1.2 million of the increase was related to the foreign exchange rate change of a stronger Euro versus the US dollar, and $0.3 million of the increase was related to increased sales volume. The remaining $0.3 million increase in sales in Europe were related to sales from the UK division which was derived from a combination of increased volume and favorable foreign exchange fluctuations from the stronger British Pound versus the US dollar.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2007:
Product	$2,882	$22,499	$25,381	84%
Services	$172	$4,553	$4,725	16%

Total	$3,054	$27,052	$30,106	100%

% of Total	10%	90%	100%
% of Sales	38%	85%	75%
Gross Margins:
Product	61%	13%	23%
Services	75%	27%	31%
Total	62%	15%	25%

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2006:
Product	$1,912	$18,889	$20,801	83%
Services	58	4,068	4,126	17%

Total	$1,970	$22,957	$24,927	100%

% of Total	8%	92%	100%
% of Sales	36%	84%	76%
Gross Margins:
Product	62%	14%	23%
Services	88%	24%	30%
Total	64%	16%	24%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (decrease)
Product	$970	$3,610	$4,580	22%
Services	114	485	599	15%

Total	$1,084	$4,095	$5,179	21%

% Increase	55%	18%	21%
% of Sales	2%	1%	(1)%
Gross Margins:
Product	(1)%	(1)%	—%
Services	(13)%	3%	1%
Total	(2)%	(1)%	1%

Total cost of sales increased by approximately $5.2 million for the six months ended March 31, 2007, over the comparable period in fiscal 2006, to $30.1 million up from $24.9 million in the prior year period. The increase in cost of sales was proportionate to the increase in revenues, reflecting an overall improvement in gross margin to 25% for the current year six month period versus 24% in the prior year. The Systems segment cost of goods sold increased by $1.1 million, largely in proportion to the increase in revenues, with a decrease in gross margin of 2% in the first six months of fiscal year 2007 as compared to the same period of the prior year. In addition product gross margin remained consistent for the first six months of fiscal 2007 versus the prior fiscal year at 23%.

The Service and System Integration segment cost of sales for the six months ended March 31, 2007 was approximately $27.1 million versus $23.0 million in for the six months ended March 31, 2006, reflecting an increase of approximately $4.1 million. This increase, overall, was in direct proportion to the overall increase in sales. This is reflected in the gross margin percentages for the Service and System Integration segment which were 15% and 16% for the six month periods ended March 31, 2007 and 2006, respectively.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2007 and 2006:

	For the Six Months Ended
	March 31, 2007	% of Total	March 31, 2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,143	97%	$1,050	94%	$93	9%
Service and System Integration	30	3%	30	6%	—	—

Total	$1,173	100%	$1,080	100%	$93	9%

Engineering and development expenses increased by $93 thousand, or 9%, in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The increase relates to an increase in expenses of $93 thousand in the Systems segment, related to outside consultants being utilized to assist with the development of the next generation of MultiComputer products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative expenses by operating segment for the six months ended March 31, 2007 and 2006:

	For the Six Months Ended
	March 31, 2007	% of Total	March 31, 2006	% of Total	$ Increase	% Increase
	(Amounts in thousands)
By Operating Segment:
Systems	$2,397	37%	$2,377	39%	$20	1%
Service and System Integration	4,158	63%	3,883	61%	275	7%

Total	$6,555	100%	$6,260	100%	$295	5%

Total selling, general and administrative expenses increased by $0.3 million, or 5%, in the first six months of 2007 compared to the corresponding period of fiscal 2006. As shown above, substantially all of the increase was in the Service and System Integration segment. The increase was driven primarily by higher sales commissions as a result of the greater sales volume in the segment.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2007 and 2006:

	For the Six Months Ended
	March 31, 2007	March 31, 2006	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(48)	$(50)	$2
Interest income	240	177	63
Dividend income	—	2	(2)
Foreign exchange gain (loss)	1	(2)	3
Insurance settlement	—	60	(60)
Realized gain on investments	—	65	(65)
Other income (expense), net	(23)	(16)	(7)

Total other income, net	$170	$236	$(66)

Total other income decreased by $66 thousand for the first six months of fiscal 2007 compared to the first six months of fiscal 2006, as shown above. The increase in interest income was due to higher rates earned on cash, cash equivalents and short-term investments. Offsetting the increase in interest income were reductions in other income due to the non-recurring insurance settlement and realized gain on an investment which were realized during the six months ended March 31, 2006.

Overview of the quarter ended March 31, 2007 Results of Operations

Highlights include:

•	Revenue increased by approximately $1.2 million, or 7%, to $18.8 million for the quarter ended March 31, 2007 versus $17.6 million for the quarter ended March 31, 2006.

•	Operating income decreased by approximately $0.6 million, or 63%, to $0.4 million for the quarter ended March 31, 2007 versus $1.0 million for the quarter ended March 31, 2006.

•	Net income decreased by $0.8 million, or 75%, to $0.3 million for the quarter ended March 31, 2007 versus $1.0 million for the quarter ended March 31, 2006.

The following table details our results of operations in dollars and as a percentage of sales for the quarter ended March 31, 2007 and 2006:

	March 31, 2007	% of sales	March 31, 2006	% of sales
Sales	$18,818	100%	$17,647	100%
Costs and expenses:
Cost of sales	14,658	78%	12,880	73%
Engineering and development	628	3%	568	3%
Selling, general and administrative	3,173	17%	3,216	18%

Total costs and expenses	18,459	98%	16,664	94%

Operating income	359	2%	983	6%
Other income	101	—	181	1%

Income before income taxes	460	2%	1,164	7%
Provision for income taxes	205	1%	131	1%

Net income	$255	1%	$1,033	6%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2007:
Product	$2,161	$13,261	$15,422	82%
Services	296	3,100	3,396	18%

Total	$2,457	$16,361	$18,818	100%

% of Total	13%	87%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2006:
Product	$3,753	$11,183	$14,936	85%
Services	79	2,632	2,711	15%

Total	$3,832	$13,815	$17,647	100%

% of Total	22%	78%	100%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(1,592)	$2,078	$486	3%
Services	217	468	685	25%

Total	$(1,375)	$2,546	$1,171	7%

% increase (decrease)	(36)%	18%	7%

As shown above, total revenues increased by approximately $1.2 million, or 7%, in the quarter ended March 31, 2007 compared to the same period of fiscal year 2006. While revenue in the Systems segment decreased in the current year quarter versus the prior year quarter by approximately $1.4 million, revenues in the Service and System Integration segment increased by approximately $2.6 million, resulting in the overall increase of $1.2 million.

Product revenues increased by approximately $0.5 million, or 3% in the quarter ended March 31, 2007 compared to the comparable period of fiscal 2006. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of $2.1 million over the prior year quarter, offset by a decrease in product revenues in the Systems segment of $1.6 million versus the prior year quarter.

The $2.1 million increase in the Service and System Integration segment was primarily due to an increase in product sales in our German subsidiary of $1.4 million, and a $0.7 million increase in product sales in our US Systems and Solutions division. Of the $1.4 million increase in the German subsidiary, approximately $1.0 million was due to an increase in sales volume, while approximately $0.4 million was due to the effect of a stronger Euro versus the US dollar, during the quarter ended March 31, 2007 versus the quarter ended March 31, 2006. The increase in sales volume of the German subsidiary was attributable to approximately $ 0.6 million in new business and $0.4 from increased business to existing customers. The $0.7 million increase in product sales of the US Systems and Solutions division was made up of approximately $1.4 million of sales to new customers, offset by a reduction in sales to its existing customer base of approximately $0.7 million.

The decrease in the Systems segment product revenues of approximately $1.6 million for the quarter ended March 31, 2007 versus the comparable period in fiscal 2006 was primarily the result of lower sales to Raytheon of approximately $1.3 million. The Company did not ship any systems to Raytheon in the quarter ended March 31, 2007. However, it is expected that the remaining product, currently in back order to Raytheon, will ship during the 3rd and 4th quarters of fiscal 2007. Sales to Lockheed Martin also declined in the quarter ended March 31, 2007 versus the comparable quarter of fiscal 2006, by approximately $0.7 million. Offsetting these decreases in product sales in the Systems segment, sales to KBK increased by $0.6 million for the quarter ended March 31, 2007 versus the year-ago quarter.

As shown in the table above, service revenues increased $0.7 million, or 25% in the quarter ended March 31, 2007 compared to the comparable quarter of fiscal 2006. Approximately $0.5 million of the increase was in the Service and System Integration segment and $0.2 million of the increase was from the Systems segment.

The $0.5 million increase in sales in the Service and System Integration segment was due in large part to the increase in service sales of the German subsidiary of $0.3 million. The increase was the result of increased services sales volume from the German division of approximately $180 thousand. In addition, the effect of a stronger Euro versus the US dollar, during the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 resulted in an increase of approximately $150 thousand in sales from the German division. The remaining $0.2 million increase in services revenue in the Service and System Integration segment was related to sales from the UK division, which was from a combination of increased volume and favorable foreign exchange fluctuations from the stronger British Pound versus the US dollar.

The increase in service revenues in the Systems segment of $0.2 million referred to above was substantially due to royalty revenue from Lockheed Martin in the three months ended March 31, 2007, which did not occur in the quarter ended March 31, 2006.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Amounts in thousands)
	March 31, 2007%		March 31, 2006%		$ Increase/ (Decrease)	% Increase (Decrease)
North America	$8,503	45%	$9,748	55%	$(1,245)	(13)%
Europe	8,248	44%	6,371	36%	1,877	29%
Asia	2,067	11%	1,528	9%	539	35%

Totals	$18,818	100%	$17,647	100%	$1,171	7%

The decrease in North American revenue in the quarter ended March 31, 2007 was due to the fluctuations in sales to Raytheon and Lockheed Martin as discussed in above. The increases in sales to Europe are also discussed in the narrative above which refers to the increases in sales in the Service and Systems Integration segment that were derived from Germany and the UK. The increase in Asia sales were the result of increased sales to KBK, from the Systems segment, also referred to above.

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended March 31, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2007:
Product	$701	$11,519	$12,220	83%
Services	5	2,433	2,438	17%

Total	$706	$13,952	$14,658	100%

% of Total	5%	95%	100%
% of Sales	29%	85%	78%

Gross Margins:
Product	68%	13%	21%
Services	98%	22%	28%
Total	71%	15%	22%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2006:
Product	$1,320	$9,616	$10,936	85%
Services	(11)	1,955	1,944	15%

Total	$1,309	$11,571	$12,880	100%

% of Total	10%	90%	100%
% of Sales	34%	84%	73%
Gross Margins:
Product	65%	14%	27%
Services	114%	26%	28%
Total	66%	16%	27%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(619)	$1,903	$1,284	12%
Services	16	478	494	25%

Total	$(603)	$2,381	$1,778	14%

% Increase (decrease)	(46)%	21%	14%
% of Sales	(5)%	1%	5%
Gross Margins:
Product	3%	(1)%	(6)%
Services	(16)%	(4)%	—%
Total	5%	(1)%	(5)%

As shown above, total cost of sales for the quarter ended March 31, 2007 was approximately $14.7 million or 78% of sales, versus approximately $12.9 million or 73% of sales for the quarter ended March 31, 2006, reflecting an increase in total costs of sales of $1.8 million and a decrease to overall gross margin of 5%. The increase in costs of sales was due to the increase in sales, noted previously, and also, the decrease in gross margin. The overriding factor that resulted in the decrease in gross margin was the change in sales mix in the quarter ended March 31, 2007 versus the quarter ended March 31, 2006. Sales were derived 13% from the Systems Segment and 87% from the Services and Systems Integration segment for the quarter ended March 31, 2007 versus 22% from the Systems segment and 78% from the Service and Systems Integration segment for the quarter ended March 31, 2006. Gross margins in the Systems segment ranged from between 66% and 71% versus gross margins ranging from 15% to 16% for Services and Systems Integration, comparing the fiscal year 2007 and fiscal year 2006 2nd quarters. Consequently, because sales were weighted more toward the Services and Systems Integration segment in the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 (87% versus 78%), as shown in the sales comparison table on page 20, the overall gross margin decreased.

Within the Systems segment, cost of sales decreased by approximately $0.6 million due largely to the decrease in sales of $1.4 million. Gross margin increased by 5%, from a combination of higher-margin product sales and royalty revenues, which have zero costs of sales, in the fiscal 2007 quarter ended March 31 versus the fiscal 2006 quarter.

Within the Service and Systems Integration segment, costs of sales increased by $2.4 million, due largely to the increase in sales in the segment. Overall gross margin on Services and Systems Integration sales decreased by 1%, from 16% for the quarter ended March 31, 2006 to 15% for the quarter ended March 31, 2007, due to an overall lower margin mix of products sold in the 2007 quarter versus 2006

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31, 2007	% of Total	March 31, 2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$606	97%	$538	95%	$68	13%
Service and System Integration	22	3%	30	5%	(8)	(27)%

Total	$628	100%	$568	100%	$60	11%%

Engineering and development expenses increased $60 thousand, or 11%, in the quarter ended March 31, 2007 compared to the same period of fiscal 2006. The increase relates primarily to an increase in expenses related to outside consultants being utilized to assist with the development of the next generation of MultiComputer product in the Systems segment offset by a reduction in engineering expense in the Service and Systems Integration segment of $8 thousand.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31, 2007	% of Total	March 31, 2006	% of Total	$ Increase	% Increase
	(Amounts in thousands)
By Operating Segment:
Systems	$1,046	33%	$1,330	43%	$(284)	(21)%
Service and System Integration	2,127	67%	1,886	57%	241	13%

Total	$3,173	100%	$3,216	100%	$(43)	(1)%

Total selling, general and administrative (“SG&A”) expenses decreased by $43 thousand, or 1%, in the quarter ended March 31, 2007 compared to the corresponding quarter of fiscal 2006. The Systems segment SG&A expenses decreased by approximately $284 thousand, while SG&A expenses in the Services and System Integration segment increased by approximately $241 thousand. Approximately $218 thousand of the decrease in the System segment expense is due to a decrease in audit fees which were higher in the fiscal quarter ended March 31, 2006 due to compliance issues related to the completion of our statutory filings for that year, that did not recur. The remainder of the decrease was due to decreases in sales commission expense related to the decrease in sales revenues and lower pension expense, for the second quarter of fiscal 2007 compared to the same period of fiscal 2006. The increase in SG&A expense in the Service and System Integration segment was related to increase in sales commissions at our Systems and Solutions division related to the increased in sales revenue, headcount increases in sales functions and foreign exchange fluctuations due to stronger Euro and British Pound versus the US dollar. Increased travel & entertainment, stock option expense under SFAS 123R and depreciation also contributed to the overall increase in SG&A expenses for the quarter ended March 31, 2007 over the prior year quarter.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(25)	$(24)	$(1)
Interest income	132	88	44
Foreign exchange gain	7	4	3
Insurance settlement	—	60	(60)
Realized gain on investments	—	65	(65)
Other income (expense), net	(13)	(12)	(1)

Total other income, net	$101	$181	$(80)

Total other income decreased by $80 thousand for the three months ended March 31, 2007 compared to the same period of fiscal 2006. This decrease was primarily due to an increase in interest income related to the general increase in interest rates in effect over the three months ended March 31, 2007 compared to the same period of fiscal 2006. The increase in interest income was offset by an insurance settlement totaling $60 thousand and realized gain on investments of $65 thousand in the fiscal quarter ended March 31, 2006, which were nonrecurring.

Income Taxes

Income Tax Provision

The company recorded an income tax provisions of $205 thousand and $1.1 million for the quarter and six months ended March 31, 2007, respectively, reflecting an effective income tax rate of 46% for the six months ended March 31, 2007, compared to an income tax provision of $131 thousand and $225 thousand for the quarter and six months ended March 31, 2006, respectively. Our effective rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany. The tax expense in the quarter and six months ended March 31, 2007 and 2006 was due to the income generated by our foreign subsidiaries in Europe, primarily Germany, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2007 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets. Previously, we had recorded a full valuation allowance against our U.S. deferred tax assets due to our history of cumulative losses and our inability to reasonably project whether or not we would have future taxable income, primarily due to the erratic nature of our revenues in the Systems segment which primarily serves government customers. Late in fiscal 2006, we received a $17 million order from Raytheon that we have concluded will result in significant taxable income in fiscal 2007. Based on this order, we concluded that it was more likely than not that we would generate sufficient taxable income in the U.S. in 2007 in order to realize an estimated $1.4 million of deferred tax assets for the year ended September 30, 2006. We recognized this benefit in the fourth quarter of fiscal year 2006 through a reduction of the valuation allowance previously established against our net U.S. deferred tax assets, consisting primarily of inventory temporary differences and net operating loss carryforwards. We maintained a full valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to utilize any of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by approximately $2.1 million to approximately $13.0 million as of March 31, 2007, as compared to approximately $10.9 million as of September 30, 2006. In the six months ended March 31, 2007, we generated approximately $1.6 million of cash from operating activities compared to $14 thousand in the same period of the prior fiscal year. The significant change in net cash provided from operating activities was primarily due to net income of $1.2 million in the first six months of fiscal 2007 versus net income of $487 thousand for the same period of fiscal 2006. Working capital items which were significant uses of cash in the six months ended March 31, 2007 were an increase in accounts receivable of $0.3 million, related primarily to advance billings in our Services and Systems Integration segment, and an increase in inventory of approximately $1.8 million, related primarily to the build up of inventory for the Raytheon contract in the Multicomputer segment. Working capital items that were significant sources of cash consisted of an increase in accounts payable and accrued expenses of approximately $1.0 million, related primarily to deferred revenue related to advance billings on annual maintenance contracts, and increases in accrued and deferred taxes of approximately $1.1 million. Additional operating sources of cash were depreciation and amortization of approximately $0.3 million and stock option expense under SFAS 123R of approximately $0.2 million.

In investing activities, $0.3 million was used to purchase property, plant and equipment for the six months ended March 31, 2007 versus $0.2 million in the comparable period of fiscal 2006. Additionally, we used $3.2 million to purchase short-term investments and generated $2.5 million in cash from sales of short-term investments during the six month period ended March 31, 2007 versus purchases and sales of short-term investments of $1.5 million and $2.4, respectively for the six months ended March 31, 2006.

We generated approximately $0.5 million from financing activities during the six months ended March 31, 2007 compared to $3 thousand during the prior comparable period. The cash provided in the first six months of fiscal 2007 consisted of proceeds from the exercise of employee stock options totaling approximately $0.4 and stock issued pursuant to the Company’s employee stock purchase plan of approximately $0.1 million.

Effects of foreign currency exchange rate changes provided approximately $0.3 million in cash for the six months ended March 31, 2007 versus a reduction in cash of approximately $0.1 million for the prior fiscal year six month period ended March 31, 2006.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and six month periods ended March 31, 2007 and 2006. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the three and six months ended March 31, 2007.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, we concluded that we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements as of that date. These control deficiencies led to (1) the delay in the filing of our 2006 Annual Report on Form 10-K, and (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2006, as detailed in our 2006 Form 10-K for reasons described below.

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

Accordingly, management determined that these issues are indicative of control deficiencies that constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected

Management has taken or is taking the following actions to address the weaknesses; (1) the Modcomp Systems and Solutions Division finance staff will be further augmented with the addition of a chief financial officer for the Division and, if necessary, further accounting support staff, (2) establishing strong internal controls over the procurement and fulfillment cycles at Modcomp Systems and Solutions division during 2007, (3) the Company added a Vice President of Finance/Chief Accounting Officer, that will enhance our management group experience and capabilities and (4) the Company has acquired certain information technology solutions and/or outsourced certain functions to increase the accuracy, efficiency and timeliness of the financial reporting process including the calculation of the tax provision. The implementation of these improvements is expected to be completed in fiscal 2007. The Audit Committee has reviewed all of the matters discussed above and have been actively assessing the plan to improve our controls and procedures. The Committee will continue to monitor the situation and expects to take such further actions as are needed.

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

During the first six months of fiscal 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of Stockholders on Tuesday, May 8, 2007. The following matters were submitted to a vote and approved by the shareholders:

1.	J. David Lyons and Christopher J. Hall were elected as Class II directors for a term of three years with 3,144,871 shares voting for them and 352,195 against.

2.	The CSP, Inc. 2007 Stock Incentive Plan, which covers 250,000 shares of common stock and provides for the grant of incentive and non-statutory stock options and awards of restricted and unrestricted stock, was approved and adopted with 1,236,742 shares voting for it, 748,776 against, 130,839 abstained and 1,344,709 non voting.

Item 6.	Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 11, 2007	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 11, 2007	By:	/s/ GARY W. LEVINE
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002