Form 10-Q
period 2007-06-30
CSP INC /MA/
filed 2007-08-09
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

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
Yes  ☐    No  ☑

As of August 1, 2007, the registrant had 3,815,276 of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and September 30, 2006	3

	Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2007 and 2006	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended June 30, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6.	Exhibits	25

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,677	$8,683
Short-term investments	3,370	2,173
Accounts receivable, net of allowances of $134 and $77	12,388	10,316
Inventories	9,476	7,407
Refundable income taxes	107	43
Deferred income taxes	998	1,361
Other current assets	2,128	1,632

Total current assets	39,144	31,615

Property, equipment and improvements, net	1,084	1,141

Other assets:
Goodwill	2,779	2,779
Deferred income taxes	357	327
Cash surrender value of life insurance	1,900	2,185
Other assets	350	403

Total other assets	5,386	5,694

Total assets	$45,614	$38,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,661	$10,695
Pension and retirement plans	555	494
Income taxes payable	1,575	827
Deferred income taxes	606	—

Total current liabilities	15,397	12,016
Pension and retirement plans	7,810	7,283
Deferred income taxes	268	236

Total liabilities	23,475	19,535

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares;
issued 3,815 and 3,716 shares, respectively	38	37
Additional paid-in capital	11,775	10,957
Retained earnings	13,302	11,187
Accumulated other comprehensive loss	(2,976)	(3,266)

Total shareholders’ equity	22,139	18,915

Total liabilities and shareholders’ equity	$45,614	$38,450

See accompanying notes to unaudited consolidated financial statements.

 CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales:
Product	$21,871	$14,468	$54,929	$41,342
Services	4,073	4,088	10,964	9,957

Total sales	25,944	18,556	65,893	51,299

Cost of sales:
Product	16,837	12,588	42,217	33,388
Services	3,405	2,571	8,131	6,698

Total cost of sales	20,242	15,159	50,348	40,086

Gross profit	5,702	3,397	15,545	11,213

Operating expenses:
Engineering and development	665	500	1,838	1,579
Selling, general and administrative	3,762	2,983	10,317	9,244

Total operating expenses	4,427	3,483	12,155	10,823

Operating income (loss)	1,275	(86)	3,390	390

Other income (expense):
Foreign exchange gain (loss)	(1)	(3)	(1)	(5)
Other income (expense), net	333	71	503	309

Total other income (expense), net	332	68	502	304

Income (loss) before income taxes	1,607	(18)	3,892	694
Income tax expense	725	26	1,777	251

Net income (loss)	$882	$(44)	$2,115	$443

Net income (loss) per share - basic	$0.23	$(0.01)	$0.56	$0.12

Weighted average shares outstanding - basic	3,810	3,685	3,761	3,682

Net income (loss) per share - diluted	$0.22	$(0.01)	$0.54	$0.12

Weighted average shares outstanding - diluted	3,967	3,685	3,926	3,791

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2007
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)

Balance as of September 30, 2006	3,716	$37	$10,957	$11,187	$(3,266)	$18,915
Comprehensive income:
Net income	—	—	—	2,115	—	2,115	$2,115
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	290	290	290

Total Comprehensive income	—	—	—	—	—	—	$2,405

Exercise of stock options	70	1	362	—	—	363
Stock-based compensation	—	—	257	—	—	257
Issuance of shares under employee stock purchase plan	28	—	193	—	—	193
Issuance of common stock	1	—	6	—	—	6

Balance as of June 30, 2007	3,815	$38	$11,775	$13,302	$(2,976)	$22,139

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$2,115	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	410
Insurance Settlement Gain	(240)	—
Loss on disposal of property, net	1	5
Non-cash changes in accounts receivable	96	56
Non-cash compensation expense related to stock options	257	202
Deferred income taxes	994	53
Increase in cash surrender value of life insurance	—	(17)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,823)	(4,340)
Increase in inventories	(1,945)	(1,445)
Increase in refundable income taxes	(60)	(12)
Increase in other current assets	145	(473)
Decrease in other assets	54	(198)
Increase in accounts payable and accrued expenses	1,629	5,503
Increase in pension and retirement plans	247	235
Increase in income taxes payable	730	155

Net cash provided by operating activities	2,686	577

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(31)
Purchases of held-to-maturity securities	(3,786)	(1,877)
Sales of available-for-sale securities	—	343
Maturities of held-to-maturity securities	2,589	2,073
Life insurance premiums paid	(48)	(91)
Purchases of property, equipment and improvements	(406)	(396)

Net cash provided by (used in) investing activities	(1,651)	21

Cash flows from financing activities:
Proceeds from stock issued from the exercise of options	363	11
Proceeds from issuance of stock under employee stock purchase plan	193	158
Purchase of common stock	7	(110)

Net cash provided by financing activities	563	59

Effects of exchange rate changes on cash	396	430

Net increase in cash and cash equivalents	1,994	1,087
Cash and cash equivalents, beginning of period	8,683	9,724

Cash and cash equivalents, end of period	$10,677	$10,811

Supplementary Cash flow information:
Cash paid for income taxes	$104	$91
Cash paid for interest	$97	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Amounts in thousands, except per share data)
Net income (loss)	$882	$(44)	$2,115	$443

Weighted average number of shares outstanding - basic	3,810	3,685	3,761	3,682
Incremental shares from the assumed exercise of stock options	157	—	165	109

Weighted average number of shares outstanding - diluted	3,967	3,685	3,926	3,791

Net income (loss) per share - basic	$0.23	$(0.01)	$0.56	$0.12

Net income (loss) per share - diluted	$0.22	$(0.01)	$0.54	$0.12

For the three and nine months ended June 30, 2007, options of 325 thousand and 339 thousand, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive. For the nine months ended June 30, 2006, options of 145 thousand, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive.

5. Inventories

Inventories consist of the following:

	June 30, 2007	September 30, 2006
	(Amounts in thousands)
Raw materials	$2,113	$1,329
Work-in-progress	1,413	1,379
Finished goods	5,950	4,699

Total	$9,476	$7,407

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Amounts in thousands, except per share data)
Net income (loss)	$882	$(44)	$2,115	$443
Unrealized loss on available-for-sale securities	—		—	(45)
Effect of foreign currency translation	62	311	290	231

Comprehensive income	$944	$267	$2,405	$629

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	June 30, 2007	September 30, 2006
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,066)	$(1,356)
Additional minimum pension liability	(1,910)	(1,910)

Accumulated Comprehensive income (loss)	$(2,976)	$(3,266)

7. Pension and Retirement Plans

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

The plan assets comprise a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$30	$2	$32	$29	$2	$31
Interest cost	166	35	201	142	36	178
Expected return on plan assets	(122)	—	(122)	(99)	—	(99)
Amortization of:
Prior service costs/(gains)	11	12	23	8	22	30
Net transition asset	(1)	—	(1)	(25)	—	(25)

Net periodic benefit cost	$84	$49	$133	$55	$60	$115

Post Retirement:
Service cost	$—	$14	$14	$—	$14	$14
Interest cost	—	10	10	—	9	9
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	7	7	—	15	15
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$31	$31	$—	$38	$38

	For the Nine Months Ended June 30
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$89	$5	$94	$86	$5	$91
Interest cost	495	107	602	421	107	528
Expected return on plan assets	(362)	—	(362)	(294)	—	(294)
Amortization of:
Prior service costs/(gains)	33	35	68	35	65	100
Net transition asset	(4)	—	(4)	(85)	—	(85)

Net periodic benefit cost	$251	$147	$398	$164	$177	$340

Post Retirement:
Service cost	$—	$42	$42	$—	$41	$41
Interest cost	—	30	30	—	26	26
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	22	22	—	44	44
Net transition asset	—	—	—	—	—	—

Net periodic benefit cost	$—	$94	$94	$—	$111	$111

8. Segment Information

The following table presents certain operating segment information.

	Systems	Service and System Integration	Consolidated Total
Three Months Ended June 30, 2007
Sales:
Product	$5,241	$16,630	$21,871
Service	$106	$3,967	$4,073
Total sales	$5,347	$20,597	$25,944
Operating income	$1,230	$45	$1,275
Total assets	$19,302	$26,312	$45,614
Capital expenditures	$72	$50	$122
Depreciation	$64	$99	$163

Three Months Ended June 30, 2006
Sales:
Product	$282	$14,186	$14,468
Service	$1,250	$2,838	$4,088
Total sales	$1,532	$17,024	$18,556
Operating loss	$(307)	$221	$(86)
Total assets	$11,779	$26,658	$38,437
Capital expenditures	$97	$91	$188
Depreciation	$52	$94	$146

	Systems	Service and System Integration	Consolidated Total
Nine Months Ended June 30, 2007
Sales:
Product	$12,551	$42,378	$54,929
Service	$796	$10,168	$10,964
Total sales	$13,347	$52,546	$65,893
Operating income	$2,637	$753	$3,390
Total assets	$19,302	$26,312	$45,614
Capital expenditures	$258	$148	$406
Depreciation	$199	$287	$486

Nine Months Ended June, 2006
Sales:
Product	$5,302	$36,040	$41,342
Service	$1,754	$8,203	$9,957
Total sales	$7,056	$44,243	$51,299
Operating income (loss)	$(181)	$571	$390
Total assets	$11,779	$26,658	$38,437
Capital expenditures	$144	$252	$396
Depreciation	$156	$254	$410

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

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2007 and 2006.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Raytheon Corporation	$4.4	17%	$—	—%	$9.5	14%	$1.5	3%
Atos Origin GmbH	$3.5	14%	$4.1	22%	$8.6	13%	$7.7	15%
Kabel Deutschland	$4.4	17%	$0.5	3%	$6.9	10%	$5.9	12%

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

Results of Operations

Overview of the nine months ended June 30, 2007 Results of Operations

CSP Inc. operates in two segments:

•
Systems - the Systems segment consists of our MultiComputer division which designs, develops and manufactures signal processing computer platforms which are used primarily in military applications and the process control and data acquisition hardware business of our Modcomp division.

•
Service and Systems Integration - the Service and Systems Integration Segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary. .

Highlights include:

•	Revenue increased by approximately $14.6 million, or 28%, to $65.9 million for the nine months ended June 30, 2007 versus $51.3 million for the nine months ended June 30, 2006.

•	Operating income increased by approximately $3.0 million, or 769%, to $3.4 million for the nine months ended June 30, 2007 versus $390 thousand for the nine months ended June 30, 2006.

•	Net income increased by approximately $1.7 million, or 377%, to $2.1 million for the nine months ended June 30, 2007 versus $443 thousand for the nine months ended June 30, 2006.

•	Net cash provided by operations was approximately $2.7 million for the nine months ended June 30, 2007 compared to net cash provided by operations of $577 thousand for the comparable period of 2006.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2007 and 2006:

	June 30, 2007	% of sales	June 30, 2006	% of sales
Sales	$65,893	100%	$51,299	100%
Costs and expenses:
Cost of sales	50,348	76%	40,086	78%
Engineering and development	1,838	3%	1,579	3%
Selling, general and administrative	10,317	16%	9,244	18%

Total costs and expenses	62,503	95%	50,909	99%

Operating income	3,390	5%	390	1%
Other income	502	1%	304	—%

Income before income taxes	3,892	6%	694	1%
Provision for income taxes	1,777	3%	251	—%

Net income	$2,115	3%	$443	1%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2007:
Product	$12,551	$42,378	$54,929	83%
Services	796	10,168	10,964	17%

Total	$13,347	$52,546	$65,893	100%

% of Total	20%	80%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2006:
Product	$5,302	$36,040	$41,342	81%
Services	1,754	8,203	9,957	19%

Total	$7,056	$44,243	$51,299	100%

% of Total	14%	86%	100%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$7,249	$6,338	$13,587	33%
Services	(958)	1,965	1,007	10%

Total	$6,291	$8,303	$14,594	28%

% increase	89%	19%	28%

Total revenues increased by approximately $14.6 million, or 28%, in the first nine months of fiscal year 2007 compared to the same period of fiscal year 2006. Approximately $6.3 million of this increase was in the Systems segment and the remaining $8.3 million was in the Service and System Integration segment.

Product revenues increased by approximately $13.6 million, or 33% in the first nine months of fiscal year 2007 compared to the first nine months of fiscal 2006. Approximately $7.2 million of this increase was in the Systems segment and $6.4 million was in the Service and System Integration segment.

The $7.2 million increase in the Systems segment product revenue was primarily due to the increase in sales to Raytheon of approximately $8.0 million over the prior year period, related to sales under the new Raytheon contract that began shipping in the first nine months of fiscal 2007. In addition, sales to Kyokuto Boeki Kaisha (“KBK”) increased by $1.1 million for the nine months ended June 30, 2007 versus the prior year comparable period. These sales increases were offset by a decline in sales to Lockheed Martin of $1.9 million in the first nine months of fiscal 2007 versus the prior comparable period.

The $6.4 million increase in the Service and System Integration segment product revenue was primarily due to a $2.9 million increase in shipments of third-party hardware in the US Systems and Solutions division plus an increase in product sales in our German division of this segment of approximately $3.5 million. Approximately $2.8 million of the US Systems and Solutions division increase was from sales to new customers while the remaining $0.1 million of the increase was due to increases in sales to existing customers.  The increase in the German division product sales of approximately $3.5 million was due to increased sales volume of $2.0 million plus the effect of a stronger Euro versus the US dollar during the nine months ended June 30, 2007 compared to the same period of fiscal 2006, which accounted for approximately $1.5 of the increase. The $2.0 million increase in sales volume was due to $1 million in sales to new customer and a net $1 million increase in sales to existing customers.

Service revenues increased by $1 million, or 10% in the first nine months of fiscal year 2007 compared to the first nine months of fiscal 2006. This change consisted of an increase of approximately $2.0 million in the Service and System Integration segment offset by a $1.0 million decrease in the Systems segment. The Service and System Integration segment increase was derived from a $1.1 million increase in our German subsidiary, an increase in our UK subsidiary of $1.2 million offset by a decrease in out US business of approximately $300 thousand.

The German increase was from $0.6 million of increased sales volume from existing customers; and $0.5 million was due to the foreign exchange rate fluctuation of a stronger Euro versus the US dollar for the nine months ended June 30, 2007 versus the comparable period of fiscal 2006.

The UK division increase was due to increased volume of approximately $1.0 million; and $0.2 million was due to the foreign exchange rate fluctuation of a stronger British pound versus the US dollar for the nine months ended June 30, 2007 versus the comparable period of fiscal 2006. The increase in sales volume in the UK was due to the completion of a long-term software development contract for a single customer, which totaled approximately $0.9 million. The software development contract began in fiscal 2005, and was completed and accepted by the customer in June of 2007. The Company accounted for this contract utilizing the completed contract method of accounting, because we were not able to reliably estimate its cost to complete, in accordance with AICPA Statement of Position (“SOP”) 97-2 Software Revenue Recognition (“SOP 97-2”), Accounting Research Bulletin No. 45 Accounting for Long Term Construction-Type Contracts (“ARB No. 45”) and SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The Company determined that the criteria for revenue recognition was met during the quarter ended June 30, 2007, and has thus recorded the revenue in the period. In the quarter ended September 30, 2006, the Company recognized a loss of approximately 33 thousand British Pounds (approximately $60 thousand), which we estimated would be the loss on the contract once completed. The actual loss on the contract, determined upon its completion in the quarter ended June 30, 2007, was approximately 78 thousand British Pounds (approximately $152 thousand), resulting an additional loss on the contract of approximately $92 thousand that was recognized in the quarter ended June 30, 2007.

The decrease in services revenues in our US division of the Service and System Integration Segment was due primarily to the expiration of annual maintenance contracts that supported legacy systems, which were not renewed. The Systems segment service revenue decrease of $1.0 million was due to a decrease in royalty revenue from Lockheed Martin which was approximately $1.5 million in the first nine months of fiscal 2006 compared to approximately $0.5 million in the first nine months of fiscal 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	(Amounts in thousands)
	June 30, 2007%		June 30, 2006%		$ Increase/ (Decrease)	% Increase (Decrease)

North America	$34,460	52%	$26,720	52%	$7,740	29%
Europe	28,666	44%	22,853	45%	5,813	25%
Asia	2,767	4%	1,726	3%	1,041	60%

Totals	$65,893	100%	$51,299	100%	$14,594	28%

North American revenue increased in the first nine months of fiscal 2007 versus the comparable period of fiscal 2006, largely due to the increase in product sales in the Systems segment related to the increase in sales to Raytheon of $7.9 million offset by the reduction in sales to Lockheed Martin of $2.8 million, referred to above. This combined with the increase in product sales in the Systems and Solutions US division of $2.9 million, offset further by the decrease of approximately $0.3 million, in services revenue in the US division of the Service and Systems Integration segment, also referred to above, make up the increase in North American Revenue.

The increase in revenues in Europe for the nine months ended June 30, 2007 versus the comparable period of fiscal 2006 was due primarily to the reasons set forth above with respect to sales volumes and foreign exchange rate fluctuations in the German and UK subsidiaries, in the Service and System Integration segment. To summarize the data presented above, $2.6 of the increase was related to higher sales volume from our German division, $1.0 million was related to higher sales volume in our UK division, $2.0 million of the increase was related to foreign exchange rate fluctuation of a stronger Euro versus the US dollar, and $0.2 million of the increase was related to foreign exchange rate fluctuation of a stronger British Pound versus the US dollar.

The increase in Asia sales for the nine months ended June 30, 2007 versus the comparable period of fiscal 2006 was due to increased sales in the Systems division to KBK (see above.)

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2007:
Product	$4,965	$37,252	$42,217	84%
Services	190	7,941	8,131	16%

Total	$5,155	$45,193	$50,348	100%

% of Total	10%	90%	100%
% of Sales	39%	86%	76%

Gross Margins:
Product	60%	12%	23%
Services	76%	22%	26%
Total	61%	14%	24%

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2006:
Product	$2,143	$31,245	$33,388	83%
Services	192	6,506	6,698	17%

Total	$2,335	$37,751	$40,086	100%

% of Total	6%	94%	100%
% of Sales	33%	85%	78%

Gross Margins:
Product	60%	13%	19%
Services	89%	21%	33%
Total	67%	15%	22%

	Systems	Service and Systems Integration	Total	% of Total
Increase (decrease)
Product	$2,822	$6,007	$8,829	86%
Services	(2)	1,435	1,433	14%

Total	$2,820	$7,442	$10,262	100%

% Increase	121%	20%	26%
% of Sales	6%	1%	(2)%

Gross Margins:
Product	—%	(1)%	4%
Services	(13)%	1%	(7)%
Total	(6)%	(1)%	2%

Total cost of sales increased by approximately $10.3 million for the nine months ended June 30, 2007, over the comparable period in fiscal 2006, to $50.3 million up from $40.1 million in the prior year period. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, reflecting an overall 2% improvement in gross margin to 24% for the current year nine month period versus 22% in the prior year. This improvement in the overall gross margin was due to better product gross margin, which increased by 4% to 23% for the nine months ended June 30, 2007 compared to 19% for the nine months ended June 30, 2006. The increase in total product gross margin was due to an increase in Systems segment product revenues as a percentage of total revenues, which increased to 23% of total product revenues for the nine months ended June 30, 2007 versus 13% of total product revenues for the comparable period of fiscal 2006. Because Systems segment product sales carry much higher gross margins (60%) versus Service and Systems Integration segment product sales (12% to 13%), this proportional increase in Systems segment sales produced higher overall gross margins in the nine month period ended June 30, 2007 vs. the comparable period of fiscal 2006.

Offsetting the increase in the product sales gross margin referred to above, the services gross margin decreased by 7%, comparing the nine month period ended June 30, 2007 versus the comparable prior year period. This decrease in services gross margin was due to lower gross margin in the Systems segment which resulted from the lower royalty revenue in the nine month period ended June 30, 2007 versus the prior year period, which decreased by $1.0 million. Royalty revenues carry 100% gross margin because there are no associated costs of sales with royalties.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2007 and 2006:

	For the Nine Months Ended
	June 30, 2007	% of Total	June 30, 2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,767	96%	$1,541	98%	$226	15%
Service and System Integration	71	4%	38	2%	33	87%

Total	$1,838	100%	$1,579	100%	$259	16%

Engineering and development expenses increased by $259 thousand, or 16%, in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The increase relates to an increase in expenses of $226 thousand in the Systems segment, related primarily to outside consultants and other costs that were incurred in connection with the development of the next generation of MultiComputer products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative expenses by operating segment for the nine months ended June 30, 2007 and 2006:

	For the Nine Months Ended
	June 30, 2007	% of Total	June 30, 2006	% of Total	$ Increase	% Increase
	(Amounts in thousands)
By Operating Segment:
Systems	$3,788	37%	$3,361	36%	$427	13%
Service and System Integration	6,529	63%	5,883	64%	646	11%

Total	$10,317	100%	$9,244	100%	$1,073	12%

Total selling, general and administrative expenses increased by $1.1 million, or 12%, in the first six months of 2007 compared to the corresponding period of fiscal 2006. The Systems division increase was due primarily to increases in commissions and incentive bonuses expenses, as a result of the higher sales volume and net income in the nine months ended June 30, 2007 versus the comparable prior year period. The $646 thousand increase in the Service and System Integration segment was due primarily to higher sales commissions and incentive bonus expenses which increased by $325 thousand as a result of the greater sales volume and profits, increases in salaries and related expenses due to headcount increases of $49 thousand, temporary labor increases of $19 thousand, an increase in bad debt expense of $27 thousand, a restructuring charge for a force reduction in our UK division of $150 thousand and other costs associated with the increased level of business activity.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2007 and 2006:

	For the Nine Months Ended
	June 30, 2007	June 30, 2006	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	($ 72)	($73)	$1
Interest income	357	282	75
Dividend income	—	2	(2)
Foreign exchange gain (loss)	(1)	(5)	4
Insurance settlement gain	240	60	180
Realized gain on investments	—	65	(65)
Other income (expense), net	(22)	(27)	5

Total other income, net	$502	$304	$198

Total other income increased by $198 thousand for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, as shown above. The increase in interest income was due to higher rates earned on cash, cash equivalents and short-term investments. The increase in insurance settlement income resulted from a gain associated with the payment to the Company on a life insurance policy, because the death benefit to the Company exceeded the carrying cash surrender value of the policy. This compares to the prior year item which was for payment on a disaster claim due to hurricane Wilma in Florida. Offsetting these increases was a reduction due to the non-recurring realized gain on an investment which were realized during the nine months ended June 30, 2006.

Overview of the quarter ended June 30, 2007 Results of Operations

Highlights include:

•	Revenue increased by approximately $7.4 million, or 40%, to $25.9 million for the quarter ended June 30, 2007 versus $18.6 million for the quarter ended June 30, 2006.

•	Operating income increased by approximately $1.4 million, or 1,583%, to $1.3 million for the quarter ended June 30, 2007 versus an operating loss of $86 thousand for the quarter ended June 30, 2006.

•	Net income increased by $926 thousand, or 2105%, to $882 thousand for the quarter ended June 30, 2007 versus a net loss of $44 thousand for the quarter ended June 30, 2006.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended June 30, 2007 and 2006:

	June 30, 2007	% of sales	June 30, 2006	% of sales
Sales	$25,944	100%	$18,556	100%
Costs and expenses:
Cost of sales	20,242	78%	15,159	81%
Engineering and development	665	3%	500	3%
Selling, general and administrative	3,762	14%	2,983	16%

Total costs and expenses	24,669	95%	18,642	100%

Operating income	1,275	5%	(86)	--%
Other income	332	1%	68	--%

Income before income taxes	1,607	6%	(18)	--%
Provision for income taxes	725	3%	26	--%
		1
Net income	$882	3%	$(44)	--%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2007:
Product	$5,241	$16,630	$21,871	84%
Services	106	3,967	4,073	16%

Total	$5,347	$20,597	$25,944	100%

% of Total	21%	79%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2006:
Product	$282	$14,186	$14,468	78%
Services	1,250	2,838	4,088	22%

Total	$1,532	$17,024	$18,556	100%

% of Total	8%	92%	100%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$4,959	$2,444	$7,403	51%
Services	(1,144)	1,129	(15)	—%

Total	$3,815	$3,573	$7,388	40%

% increase (decrease)	249%	21%	40%

As shown above, total revenues increased by approximately $7.4 million, or 40%, in the quarter ended June 30, 2007 compared to the same period of fiscal year 2006. Revenue in the Systems segment increased in the current year quarter versus the prior year quarter by approximately $3.8 million, and revenues in the Service and System Integration segment increased by approximately $3.6 million, resulting in the overall increase of $7.4 million.

Product revenues increased by approximately $7.4 million, or 51% in the quarter ended June 30, 2007 compared to the comparable period of fiscal 2006. This change in product revenues was made up of an increase in product revenues in the Systems segment of $5.0 million versus the prior year quarter and an increase in product revenues in the Service and System Integration segment of $2.4 million over the prior year quarter.

The increase in the Systems segment product revenues of approximately $5.0 million for the quarter ended June 30, 2007 versus the comparable period in fiscal 2006 was primarily the result of an increase in sales to Raytheon of approximately $4.4 million and an increase in sales to KBK of $500 thousand.

The $2.4 million increase in the Service and System Integration segment was primarily due to an increase in product sales in our German subsidiary of $2.7 million, and a $0.3 million decrease in product sales in our US Systems and Solutions division. Of the $2.7 million increase in the German subsidiary, approximately $2.2 million was due to an increase in sales volume, while approximately $0.5 million was due to the effect of a stronger Euro versus the US dollar, during the quarter ended June 30, 2007 versus the quarter ended June 30, 2006. The increase in sales volume of the German subsidiary was attributable to approximately $ 0.1 million in new business and $2.1 from increased business to existing customers. The $0.3 million decrease in product sales of the US Systems and Solutions division was the result of lower sales to previously existing customers.

As shown in the table above, there was virtually no change in overall service revenues in the quarter ended June 30, 2007 compared to the comparable quarter of fiscal 2006. However, the Systems segment services revenues decreased by approximately $1.1 million and service revenues in the Service and Systems Integration segment increased by approximately $1.1 million.

The decrease in services revenues in the Systems segment in the quarter ended June 30, 2007 quarter versus the prior year quarter was due to a decrease in royalty revenues from Lockheed Martin. The increase in services sales in the Service and System Integration segment was due in large part to the completion of a long-term software development contract for a single customer, which totaled approximately $0.9 million in the UK division plus additional sales volume increases and the impact of favorable foreign exchange rate fluctuations for both the British pound and the Euro. The software development contract began in fiscal 2005, and was completed and accepted by the customer in June of 2007. The Company accounted for this contract utilizing the completed contract method of accounting, because we were not able to reliably estimate its cost to complete, in accordance with SOP 97-2, ARB No. 45 and SOP 81-1. The Company determined that the criteria for revenue recognition was met during the quarter ended June 30, 2007, and has thus recorded the revenue in the period. In the quarter ended September 30, 2006, the Company recognized a loss of approximately 33 thousand British Pounds (approximately $60 thousand), which we estimated would be the loss on the contract once completed. The actual loss on the contract, determined upon its completion in the quarter ended June 30, 2007, was approximately 78 thousand British Pounds (approximately $152 thousand), resulting an additional loss on the contract of approximately $92 thousand that was recognized in the quarter ended June 30, 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Amounts in thousands)
	June 30, 2007%		June 30, 2006%		$ Increase/ (Decrease)	% Increase (Decrease)
North America	$12,654	49%	$9,781	53%	$2,873	29%
Europe	12,706	49%	8,649	47%	4,057	47%
Asia	584	2%	126	--%	458	363%

Totals	$25,944	100%	$18,556	100%	$7,388	40%

The increase in North American revenue in the quarter ended June 30, 2007 was due to the sales in the Service and Systems Integration segment. The increases in sales to Europe are also discussed in the narrative above which refers to the increases in sales in the Service and Systems Integration segment that were derived from Germany and the UK. The increase in Asia sales were the result of increased sales to KBK, from the Systems segment, also referred to above.

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended June 30, 2007 and 2006:

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2007:
Product	$2,083	$14,753	$16,836	83%
Services	18	3,388	3,406	17%

Total	$2,101	$18,141	$20,242	100%

% of Total	10%	90%	100%
% of Sales	39%	88%	78%

Gross Margins:
Product	60%	11%	23%
Services	84%	15%	16%
Total	61%	12%	22%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2006:
Product	$230	$12,358	$12,588	83%
Services	134	2,437	2,571	17%

Total	$364	$14,795	$15,159	100%

% of Total	2%	98%	100%
% of Sales	24%	87%	82%

Gross Margins:
Product	18%	13%	13%
Services	89%	14%	37%
Total	76%	13%	18%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$1,853	$2,395	$4,248	34%
Services	(116)	951	835	32%

Total	$1,737	$3,346	$5,083	34%

% Increase (decrease)	476%	23%	34%
% of Sales	15%	(1)%	(4)%

Gross Margins:
Product	42%	(2)%	10%
Services	(5)%	1%	(21)%
Total	(15)%	(1)%	4%

Total cost of sales increased by approximately $5.1 million for the quarter ended June 30, 2007, over the comparable period in fiscal 2006, to $20.2 million up from $15.1 million in the prior year period. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, reflecting an overall 4% improvement in gross margin to 22% for the current year quarter versus 18% in the prior year. This improvement in the overall gross margin was due to better product gross margin, which increased by 10% to 23% for the nine months ended June 30, 2007 compared to 13% for the nine months ended June 30, 2006. The increase in total product gross margin was due to an increase in Systems segment product revenues as a percentage of total revenues, which increased to 24% of total product revenues for the quarter ended June 30, 2007 versus 2% of total product revenues for the comparable period of fiscal 2006. Because Systems segment product sales carry much higher gross margins (60%) versus Service and Systems Integration segment product sales (11% to 13%), this proportional increase in Systems segment sales produced higher overall gross margins in the quarter ended June 30, 2007 vs. the comparable period of fiscal 2006.

Offsetting the increase in the product sales gross margin referred to above, the services gross margin decreased by 21%, comparing quarter ended June 30, 2007 versus the comparable prior year quarter. This decrease in services gross margin was due to lower gross margin in the Systems segment which resulted from the lower royalty revenue in the quarter ended June 30, 2007 versus the prior year period, which decreased by $1.2 million. Royalty revenues carry 100% gross margin because there are no associated costs of sales with royalties.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended
	June 30, 2007	% of Total	June 30, 2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$625	94%	$492	98%	$133	27%
Service and System Integration	40	6%	8	2%	32	413%

Total	$665	100%	$500	100%	$165	33%

Engineering and development expenses increased $165 thousand, or 33%, in the quarter ended June 30, 2007 compared to the same period of fiscal 2006. The increase relates to an increase in expenses of $133 thousand in the Systems segment, related primarily to outside consultants and other costs that were incurred in connection with the development of the next generation of MultiComputer products. Engineering and development expense increased by approximately $32 thousand in the quarter ended June 30, 2007 versus the prior year quarter due to higher labor costs, fringe benefits and training costs.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended
	June 30, 2007	% of Total	June 30, 2006	% of Total	$ Increase	% Increase
	(Amounts in thousands)
By Operating Segment:
Systems	$1,391	37%	$983	33%	$408	42%
Service and System Integration	2,371	63%	2,000	67%	371	19%

Total	$3,762	100%	$2,983	100%	$779	26%

Total selling, general and administrative (“SG&A”) expenses increased by $779 thousand, or 26%, in the quarter ended June 30, 2007 compared to the corresponding quarter of fiscal 2006. The Systems segment SG&A expenses increased by approximately $408 thousand, and SG&A expenses in the Services and System Integration segment increased by approximately $371 thousand. The Systems division increase was due to increases in commissions and incentive bonuses expenses of $308, as a result of the higher sales volume and net income in the nine months ended June 30, 2007 versus the comparable prior year period, and an increase of approximately $81 thousand in salary and benefit increases resulting from headcount and salary rate increases. The $371 thousand increase in the Service and System Integration segment was due to higher sales commissions and incentive bonus expenses which increased by $124 thousand as a result of the greater sales volume and profits, increases in salaries and related expenses due to headcount increases of $20 thousand, temporary labor increases of $23 thousand, an increase in bad debt expense of $34 thousand, a restructuring charge for a force reduction in our UK division of $150 thousand and other costs associated with the increased level of business activity.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended
	June 30, 2007	June 30, 2006	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	($ 24)	($23)	($1)
Interest income	117	105	12
Foreign exchange gain (loss)	(2)	(3)	1
Insurance settlement gain	240	—	240
Other income (expense), net	1	(11)	12
Total other income, net	$332	$68	$264

Total other income increased by $264 thousand for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, as shown above. The increase in interest income was due to higher rates earned on cash, cash equivalents and short-term investments. The increase in insurance settlement income resulted from a gain associated with the payment to the Company on a life insurance policy, because the death benefit to the Company exceeded the carrying cash surrender value of the policy.

Income Taxes

Income Tax Provision

The company recorded an income tax provisions of $725 thousand and $1.8 million for the quarter and nine months ended June 30, 2007, respectively, reflecting an effective income tax rate of 46% for the nine months ended June 30, 2007, compared to an income tax provision of $26 thousand and $251 thousand for the quarter and nine months ended June 30, 2006, respectively. Our effective rate was higher than the U.S. statutory rate due to the increased profitability in our European subsidiary in Germany. The tax expense in the quarter and nine months ended June 30, 2007 and 2006 was due to the income generated by our US operations and our subsidiary in Germany, as well as for a deferred tax liability related to goodwill, which is not amortizable for financial statement purposes.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which increased by approximately $3.2 million to approximately $14.0 million as of June 30, 2007, as compared to approximately $10.9 million as of September 30, 2006. In the nine months ended June 30, 2007, we generated approximately $2.7 million of cash from operating activities compared to $577 thousand in the same period of the prior fiscal year. The significant change in net cash provided from operating activities was primarily due to net income of $2.1 million in the first nine months of fiscal 2007 versus net income of $443 thousand for the same period of fiscal 2006. Working capital items which were significant uses of cash in the nine months ended June 30, 2007 were an increase in accounts receivable of $1.8 million, related primarily to billings in our Services and Systems Integration segment, and an increase in inventory of approximately $2.0 million, related primarily to the build up of inventory for the Raytheon contract in the MultiComputer segment. Working capital items that were significant sources of cash consisted of an increase in accounts payable and accrued expenses of approximately $1.6 million, and increases in accrued and deferred taxes of approximately $1.7 million. Additional operating sources of cash were depreciation and amortization of approximately $0.5 million and stock option expense under SFAS 123R of approximately $0.3 million.

In investing activities, $0.4 million was used to purchase property, plant and equipment for the nine months ended June 30, 2007 versus $0.4 million in the comparable period of fiscal 2006. Additionally, we used $3.8 million to purchase short-term investments and generated $2.6 million in cash from sales of short-term investments during the nine month period ended June 30, 2007 versus purchases and sales of short-term investments of $1.9 million and $2.1, respectively for the nine months ended June 30, 2006.

We generated approximately $0.6 million from financing activities during the nine months ended June 30, 2007 compared to $59 thousand during the prior comparable period. The cash provided in the first nine months of fiscal 2007 consisted of proceeds from the exercise of employee stock options totaling approximately $0.4 and stock issued pursuant to the Company’s employee stock purchase plan of approximately $0.2 million.

Effects of foreign currency exchange rate changes provided approximately $0.4 million in cash for the nine months ended June30, 2007 versus a reduction in cash of approximately $0.4 million for the prior fiscal year six month period ended June 30, 2006.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and nine month periods ended June 30, 2007 and 2006. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the three and nine months ended June 30, 2007.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. Based on the evaluation, because we have not completely remediated previously identified internal control weakness, which are detailed below, we concluded that we did not maintain effective controls over the preparation and disclosure of our consolidated financial statements as of that date. These control deficiencies led to (1) the delay in the filing of our 2006 Annual Report on Form 10-K, and (2) the delay in the filing of our Form 10-Q for the Quarter Ended December 31, 2006, as detailed in our 2006 Form 10-K for reasons described below. It should be noted that management is in the process of remediating these internal control weaknesses, and anticipates completing such remediation by the end of its fiscal year ending September 30, 2007.

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

Accordingly, management determined that these issues are indicative of control deficiencies that constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected

Management has taken or is taking the following actions to address the weaknesses; (1) the Company added a Vice President of Finance/Chief Accounting Officer, which will enhance our management group experience and capabilities in the areas of technical accounting and internal controls over financial reporting. These enhanced capabilities extend to both corporate accounting functions, and increased oversight of the Modcomp Systems and Solutions Division. Management has determined that these enhancements, combined with additional remediation steps detailed herein, will be sufficient to remediate the internal control deficiencies experienced in the Modcomp Systems and Solutions Division, thereby alleviating the need to add a chief financial officer for the Division, which had been previously contemplated, (2) establishing strong internal controls over the procurement and fulfillment cycles at Modcomp Systems and Solutions division during 2007 and (3) the Company has acquired certain information technology solutions and/or outsourced certain functions to increase the accuracy, efficiency and timeliness of the financial reporting process including the calculation of the tax provision. The implementation of these improvements is expected to be completed in fiscal 2007. The Audit Committee has reviewed all of the matters discussed above and have been actively assessing the plan to improve our controls and procedures. The Committee will continue to monitor the situation and expects to take such further actions as are needed.

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

During the first nine months of fiscal 2007, the Company has added a Vice President of Finance/Chief Accounting Officer to its corporate accounting staff. As stated above, management believes that the addition of this newly created position has added to the Company’s capabilities in the areas of technical accounting and internal controls over financial reporting. Management believes that the addition of this position is reasonably likely to materially improve the Company’s internal control over financial reporting. There were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, management continues to work towards implementing the actions referred to above to address the identified control weaknesses.

PART II. OTHER INFORMATION

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

CSP INC.

Date: August 8, 2007	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 8, 2007	By:	/s/ GARY W. LEVINE
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended August 31, 1990)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended August 25, 1995)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002