Form 10-K
period 2007-09-30
CSP INC /MA/
filed 2007-12-26
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number 000-10843

CSP Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

43 Manning Road Billerica, Massachusetts 01821-3901 (978) 663-7598

(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Exchange of Which Registered
Common Stock, Par Value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of March 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,046,703 based on the closing sale price of $9.23 as reported on the Nasdaq Stock Market.

As of December 12, 2007, we had outstanding 3,783,295 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this annual report are incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2007.

PART I

Item 1.	Business

CSP Inc. (“CSPI”) was incorporated in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of our industrial, commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

Segments

CSPI operates in two segments, the Systems segment and the Service and System Integration segment.

•

The Systems segment consists primarily of CSPI’s MultiComputer Division (the “MultiComputer Division”) which designs and manufactures specialty, high-performance computer signal processing systems for the aerospace & defense markets. The MultiComputer Division’s products are known as multicomputers or cluster computers, which use multiple microprocessors linked together in a specialized network to achieve very high performance processing capabilities. Our MultiComputer systems utilize “blades” (self-contained, high-density computer boards) to achieve a high level of compute processing per-cubic-foot-per-watt. The blades and other components that make up the system are housed in a ruggedized chassis, designed to withstand physically demanding environments such as those found on board a ship or airplane. In addition, CSPI’s MultiComputer products are designed to operate in environments that have low power, cooling and space requirements. These systems are used on land, and in airborne and shipboard platforms for high-speed digital signal processing (“DSP”) in radar, sonar, and surveillance applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in the Asia-Pacific region, India, and Europe.

•

The Service and System Integration Segment includes the computer maintenance and integration services and third-party computer hardware and software value added reseller (“VAR”) businesses of our Modcomp subsidiary (“Modcomp”). Modcomp is a wholly owned subsidiary of CSPI, which operates in the United States, Germany and the United Kingdom (the “UK”). Modcomp markets and sells its products through its own direct sales force.

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

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2007, 2006 and 2005. Additional segment and geographical information is set forth in footnote 13 to our financial statements.

Segment	2007	%	2006	%	2005	%
	(Amounts in thousands)
Systems	$22,133	24%	$8,949	13%	$9,414	16%
Service and System Integration	71,905	76%	59,988	87%	48,076	84%

Total Sales	$94,038	100%	$68,937	100%	$57,490	100%

Systems Segment

Products and Services

The Systems segment’s multicomputer systems utilize commodity hardware components that are compliant with industry standards and open source software, and deliver a high-performance, high density, and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, all interconnected by a very high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. Typical computationally intense applications requiring these products include radar, sonar, and command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) within the defense market segment.

We utilize the most recent, currently available high performance processor technology, large memory subsystems, and high-bandwidth networking components in the open hardware architecture of our multicomputer systems. These systems are scalable and easy to upgrade, allowing for continuous insertion of the latest technologies. To meet the demands of mission-critical applications, our multiComputer systems incorporate high-availability features to facilitate continuous operation of the system. These features include instant booting from a cold start, error-correcting memory, hot-swappable hardware, extended environmental specifications, and built-in self-test. These systems ship in a variety of configurations ranging from small lab systems with as few as ten processors to multiple-chassis systems with over 400 processors.

Hardware Products

Our MultiComputer Division cluster computer systems are currently marketed under the brand name FastCluster. Introduced in 1997, the first generation of FastCluster products were referred to as the FastCluster 2000 SERIES. Based upon industry standards, the 2000 SERIES systems included a VME 6U form factor (the form factor best suited for use in rugged applications), the Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. The 2000 SERIES product line is ideally suited for use by customers in the aerospace and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability. To remain competitive, our COTS solutions incorporated the latest industry standard technologies and minimized the risks associated with proprietary solutions.

In fiscal year 2004, we introduced the StarGate I/O blade, a 2000 SERIES board-level component designed specifically for high-speed data acquisition. The StarGate bolstered our product offerings in software-defined radio, radar, sonar and surveillance DSP by providing the rapid execution times that are necessary for the complex signal processing demands of these applications. The StarGate I/O blade was the first 2000 SERIES product to benefit from the increased performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies.

Also in 2004, the FastCluster product line was enhanced with the addition of rugged system capabilities for blades and enclosures with the introduction of the FastCluster 220R to our 2000 SERIES product line. The FastCluster 220R introduced a new rugged chassis, specifically designed to meet MIL-STD specifications for mission-critical, airborne defense programs. The advanced packaging maintained scalability to hundreds of processors and leveraged the latest Myrinet-2000 fiber clustering technology for multi-chassis configurations. This packaging offered better fault detection, hot-swap capability, plug-in power supply and blower assembly components for improved serviceability, and addressed MIL-STD requirements for shock, vibration, and EMC/EMI.

Building upon the momentum of the 2000 SERIES, we announced the next generation FastCluster product line, the 3000 SERIES, in fiscal 2006. The first prototype of a 3000 SERIES component was shipped to a customer for evaluation purposes in September 2007. The 3000 SERIES product line is being designed to deliver performance that is superior to our predecessor products in bi-section bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES product line is targeting high performance DSP, signal intelligence (SIGINT), radar, and sonar applications in airborne, shipboard and unmanned aerial vehicle (UAV) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the U.S. Government Department of Defense (“DOD”) vision of “systems of systems” in which embedded systems are not designed, deployed, and used in isolation but rather in a cooperative way.

All of the products of the MultiComputer Division offer the user a choice in selecting the system software best suited to their application requirements. For customers wanting a lower cost solution, our cluster computer systems are available with the open-source Linux operating system and toolkit. Customer applications requiring real-time response have the option of purchasing systems with the industry standard VxWorks real-time operating system and Tornado II development tools suite.

All MultiComputer cluster computer systems use the best of open systems software technologies, such as message passing interface (“MPI”) software for interprocessor communications and the highly optimized industry standard math libraries: Industry Standard Signal Processing Library and Vector Signal and Image Processing Library. These libraries facilitate the development of truly portable code for seamless reuse across applications, while taking advantage of optimized performance on the PowerPC with AltiVec.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer systems to the aerospace and defense markets with emphasis on applications requiring the analysis of complex signals. We distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors, and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

MultiComputer systems are sold primarily to prime contractors (serving as systems integrators) within the defense industry and are used in sonar, radar, C4ISR systems, simulators, and signal and image analysis computers. Customers in this market segment have unique requirements. A prime contractor will typically incorporate our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications, prototype units, form, fit and function compatibility with previous products, long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building a business partnership. However, the result of this partnership is a strong potential for long-term revenue streams as products progress from development phases into deployment.

Our cluster computing technologies that support “network centric warfare” and information exchange in real-time are becoming increasingly significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. In the near term, there is significant uncertainty regarding defense appropriations for strategic programs due to priorities having shifted to the wars in Iraq and Afghanistan. Looking forward to fiscal 2008 and beyond, our focus is to build interest in our 3000 SERIES multicomputers among our customers. We expect to be fully prepared with innovative products for the eventual shift back to funding for programs focused on the military’s vision for 21st century battlefield superiority.

This market segment represents the largest growth potential for us as the DOD continues to encourage prime contractors to use COTS solutions to contain program costs and improve the time-to-deployment when inserting new technology into existing field equipment. This initiative has lead to wide spread acceptance of standard, open technology products and is now being adopted by other governmental procurement agencies around the world. Our systems have been shipped to a number of customers developing COTS based systems or evaluating systems for use in future programs.

Significant Customers

The Systems segment is reliant upon a small number of significant customers, the loss of any one of which could have a material adverse effect on the segment. In fiscal 2007, approximately 96% of the Systems segment revenue was derived from two customers, with 83% of the segment’s revenue attributable to shipments of FastCluster 220R systems to Raytheon Corporation (“Raytheon”); and 13% to Kyokuto Boeki Kaisha (“KBK”), a Japanese reseller. (See footnote 13 to CSPI’s consolidated financial statements for information regarding customers that comprise 10% or greater of consolidated revenues.)

Competition

The Systems segment’s markets are very competitive. Customer requirements coupled with advancements in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980’s to the Motorola PowerPC’s with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2007 involved completing and launching the new 3000 SERIES product line, with a focus on continuing to provide our defense customers increased processing capabilities based on the latest industry standard technologies: VXS (VITA 41), multi-core processors, FPGA’s, and Myricom’s Myri-10G high speed interconnect with 10 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support, and dedicated customer service allow us to compete favorably as a provider of high-performance cluster computer systems.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Curtis Wright, G. E. Fanuc, Thales Computers, and VMETRO. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Motorola, Force, HP, IBM, and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and have the potential to become noteworthy competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features, and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size, and specialized packaging, is the primary factor in the buying decision.

New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low power, and cost effective package that can be easily integrated into OEM designs for high performance computation. Since the majority of sales are to prime contractors, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

Manufacturing, Assembly and Testing

All MultiComputer systems are shipped to our customers directly from our plant in Billerica, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside vendors. We offer products in a variety of standard formats and primarily build products based on customer orders. A varying percentage of sales reflect products customized to a particular customer’s specification, and even these products are easily reconfigurable should the customer cancel the order for any reason.

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

Customer Support

Our MultiComputer Division supports our customers with telephone assistance, on-site service, system installation, training, and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

We offer training courses at our corporate headquarters or the customer site. Field and customer service support is provided by employees located at our headquarters in Billerica, Massachusetts for Systems segment customers.

Sources and Availability of Raw Materials

Several components used in our Systems products are obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. for our high-speed interconnect components, Freescale Semiconductor, Inc. for our PowerPC processors and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term. Also, all components used to build our new 3000 SERIES systems are currently available in a timely manner.

Research and Development

For the year ended September 30, 2007, our expenses for research and development were approximately $2.6 million compared to approximately $2.1 million and approximately $2.7 million for fiscal years 2006 and 2005, respectively. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments, including the 3000 SERIES product line.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $771 thousand at September 30, 2007 as compared to $18.8 million at September 30, 2006. Approximately $16.8 million of the September 30, 2006 backlog was attributable to the Raytheon contract which was completely fulfilled in the year ended September 30, 2007 (see also Significant Customers). Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Service and System Integration Segment

Products and Services

Integration Solutions

Over the past several years, the business of our Service and System Integration segment has evolved away from selling our proprietary process control and data acquisition (“PCDA”) computer systems, into becoming a systems integrator and VAR of integrated solutions including third-party hardware, software and technical computer-related services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site.

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology (“IT”) market, with a strategic focus on high-end UNIX servers, industry standard servers, midrange data storage infrastructure products, internet protocol (“IP”) and IT security hardware and software solutions, and computer networking equipment. Our key offerings include products from IBM, HP, Sun Microsystems, Juniper Networks, Hitachi, Citrix, APC, EMC, Cisco Systems, Microsoft, Checkpoint and Computer Associates. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers’ diverse systems and technology needs, providing procurement and engineering expertise in server infrastructure, storage, security and networking, to the small-to-medium sized businesses (“SMBs”), and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs, and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in education, telecommunications, health services, distribution, financial services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA hardware—hardware and software, operating system and user support

•	Implementation, integration, configuration and installation services

•

Enterprise security intrusion prevention, network access control and unified threat management—Using third-party products from companies like Checkpoint, Juniper Networks and NetScreen, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies

•	IT security compliance services—We provide services for IT security compliance with personal privacy laws such as HIPPA and corporate governance laws such as Sarbanes-Oxley

•

Custom software applications and solutions development and support—We develop custom applications to customer specifications using industry standard platforms such as Microsoft .Net, Sharepoint, and Prince2 project management. We are a Microsoft Gold Partner.

Markets, Marketing and Dependence on Certain Customers

We market the products we sell and services we provide through various sales offices in the US, Germany, and the UK through our direct sales force (for a detailed list of our locations, see Item 2 of this Form 10-K). We are an IT systems integrator and computer hardware and software VAR. We provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices, and across the US. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services to meet the unique requirements of our customers.

Significant customers

The Service and System Integration segment sells to literally hundreds of customers across the US and in Europe (primarily the UK and Germany.) Two customers individually comprised more than 10% of total segment revenues for the year ended September 30, 2007, the loss of any one of which would have a material adverse effect on the segment. Sales to Atos Origin GmbH (“Atos”), a systems integrator in Germany were $13.7 million, or approximately 19% of segment revenues; and sales to Kabel Deutschland, a cable television provider in Germany, were approximately $8 million, or approximately 11% of segment revenues. (See footnote 13 to our consolidated financial statements for information regarding customers that comprise 10% or greater of consolidated revenues.)

Competition

The primary competition in the Service and System Integration segment are other VARs, ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, and MicroWarehouse. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell including IBM, HP EMC, Hitachi and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the Service and System Integration segment include procurement capability, product diversity allowing for delivery of complete and custom solutions to our customers, strength of key partner relationships with the major IT OEMs, ability to supply unique and/or specialized needs of the SMB and LEB markets, strong knowledge of the IT products that we sell along with the consulting integration services required to design and install the custom solutions that fit our customers’ IT needs. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $4.5 million at September 30, 2007, as compared to $5.9 million at September 30, 2006. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Employees

On September 30, 2007, we had 135 employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in footnote 13 of our consolidated financial statements.

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

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. In our Systems segment, for the year ended September 30, 2007, sales to Raytheon accounted for 19% of consolidated revenues. In the Service and System Integration segment, sales to Atos Origin accounted for approximately 15% and 14% of total consolidated revenues for the years ended September 30, 2007 and 2006, respectively and sales to Kabel Deutschland accounted for approximately 9% and 12% of consolidated revenues for the years ended September 30, 2007 and 2006, respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 23%, 13%, and 16% of our consolidated revenues and 99%, 98% and 97% of the Systems segment sales for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. as well as Freescale Semiconductor, Inc. (“Freescale”) for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We Depend on Key Personnel and Skilled Employees and Face Competition in Hiring and Retaining Qualified Employees

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management or other key employees are subject to any employment contracts which require services for a period of time. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established operations in the UK and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 45%, 46%, and 50% of our total revenue for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

We may identify material weaknesses in internal control over financial reporting which could affect our ability to timely meet our regulatory reporting requirements.

For the year ended September 30, 2006, we were unable to timely file our Annual Report on Form 10-K due to material weaknesses in internal control as discussed in Item 9A. As a result, management had concluded in its Annual Report on Form 10-K for the year ended September 30, 2006 that internal control over financial reporting was not effective as of the end of the period covered by the report. Since then, we have taken actions that have remediated these material weaknesses, by hiring additional senior accounting personnel and outsourcing certain functions to external consultants with appropriate expertise. However, there can be no assurance that we will not have material weaknesses in future periods that could impede our ability to timely meet our future regulatory reporting requirements and conclude that our internal control over financial reporting is effective for future periods. Our inability to timely meet our regulatory reporting requirements could affect our ability to maintain our listing status on the NASDAQ Global Market.

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

The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or if there is any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We Need to Continue to Expend Resources on Research and Development Efforts to Meet the Needs of our Customers

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

We May be Unable to Successfully Integrate Acquisitions

In order to achieve strategic objectives to maintain and grow our market position, we may have a need to acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to our operations, including:

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

Our Stock Price May Continue to be Volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

•	loss of a major customer;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	fluctuations in stock market prices and volumes.

In addition, the stock market in general, and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Listed below are our principal facilities as of September 30, 2007. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:

CSP Inc. 43 Manning Road Billerica, MA	Corporate Headquarters Manufacturing, Sales, Marketing, and Administration	Leased	21,500 S.F.

Service and Systems Integration Segment Properties:

Modcomp, Inc. 1500 N. Powerline Road Deerfield Beach, FL	Division Headquarters Sales, Marketing, and Administration	Leased	21,450 S.F.

Modular Computer Systems GmbH Oskar-Jager-Strasse 125-143 D-50825 Koln Germany	Sales, Marketing, Service and Administration	Leased	12,191 S.F.

Modcomp, Ltd. 12a Oaklands Business Park, Fishponds Road Wokingham Berkshire United Kingdom	Sales, Marketing, and Administration	Leased	2,490 S.F.

Modcomp Systemhaus GmbH Gartenstr. 23-27 D-61352 Bad Homburg Germany	Sales, Marketing and Service	Leased	2,819 S.F.

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the NASDAQ Stock Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ Stock Market for the periods indicated.

	2007		2006
Fiscal Year:	High	Low	High	Low
1st Quarter	$9.25	$5.51	$8.09	$6.20
2nd Quarter	11.88	7.61	7.16	5.59
3rd Quarter	10.16	8.45	7.67	6.29
4th Quarter	10.50	7.14	9.00	6.85

Stockholders.    We had approximately 101 holders of record of our common stock as of December 12, 2007. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,084.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Equity Compensation Plans.    The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, 2007 Stock Incentive Plan and 1997 Employee Stock Purchase Plan (the “ESPP”). The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. The following table sets forth information as of September 30, 2007, regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	294,156	(1)	$7.02	429,864	(2)
Equity compensation plans not approved by security holders:	44,750		$2.70	—

Total	338,906		$6.45	429,864

(1)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(2)	Includes 268,725 shares available for future issuance under the incentive stock and stock option plans and 161,139 under the ESPP.

Share Repurchase Plans.    The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2007:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Maximum of Shares that May Yet Be Purchased Under the Plans
August 31, 2007	45,265	$7.67	45,265
September 30, 2007	13,802	$7.52	13,802

Total	59,067	$7.66	59,067	60,700

(1)	All shares were purchased under publicly announced plans.

Performance Graph.    The following graph compares the cumulative 5-year total return of holders of CSPI’s common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2002 to 9/30/2007.

	9/02	9/03	9/04	9/05	9/06	9/07
CSP Inc.	100.00	163.71	269.06	256.83	312.37	278.06
Russell 2000	100.00	136.50	162.12	191.23	210.20	236.14
NASDAQ Computer & Data Processing	100.00	143.04	151.52	171.51	190.53	223.02

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial information of the Company for the five years ended September 30, 2007. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. For all periods presented, the results of operations of our Scanalytics subsidiary have been accounted for within discontinued operations. A description of the Company’s fiscal year 2005 discontinued operations and divestiture activities is set forth in Note 2 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

CSP INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Fiscal Year Ended, September 30
	2007	2006	2005	2004	2003
Operating Statement Data:
Sales	$94,038	$68,937	$57,490	$51,402	$31,173
Costs and expenses	87,486	68,519	56,429	49,738	33,550

Operating income (loss)	6,552	418	1,061	1,664	(2,377)
Other income	737	426	226	135	1,456

Income (loss) from continuing operations before taxes	7,289	844	1,287	1,799	(921)
Income tax expense (benefit)	3,240	(1,131)	517	540	(102)

Income (loss) from continuing operations	$4,049	$1,975	$770	1,259	(819)

Loss from discontinued operations	—	—	(17)	(48)	(565)

Net income (loss)	$4,049	$1,975	$753	$1,211	$(1,384)

Income (loss) per share from continuing operations—diluted	$1.03	$0.52	$0.20	0.34	$(0.23)
Loss per share—discontinued operations	—	—	—	$(0.02)	$(0.16)

Net income (loss) per share—diluted	$1.03	$0.52	$0.20	$0.32	$(0.39)

Weighted average number of shares—diluted	3,933	3,805	3,822	3,743	3,534

Balance Sheet Data:
Cash and cash equivalents	$13,687	$8,683	$9,724	$9,831	$5,655
Short-term investments	7,690	2,173	3,003	3,015	4,764
Working capital	26,110	19,599	16,671	15,374	13,973
Total assets	46,441	38,450	30,944	31,113	26,425
Long term obligations	7,247	7,519	7,295	7,836	8,010
Total liabilities	21,107	19,535	14,876	17,089	14,493
Retained earnings	15,236	11,187	9,285	8,584	8,654
Shareholders’ equity	25,334	18,915	16,068	14,024	11,932

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2007 Results of Operations

CSP Inc. operates in two segments:

•

Systems—the Systems segment consists of our MultiComputer Division which designs, develops and manufactures signal processing computer platforms that are used primarily in military applications and the PCDA proprietary hardware business of our Modcomp division.

•

Service and System Integration—the Service and System Integration segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Revenue increased by approximately $25.1 million, or 36%, to $94.0 million for the year ended September 30, 2007 versus $68.9 million for the year ended September 30, 2006.

•	Operating income increased by approximately $6.1 million, or 1467%, to $6.6 million for the year ended September 30, 2007 versus $418 thousand for the year ended September 30, 2006.

•	Net income increased by approximately $2 million, or 100%, to $4.0 million for the year ended September 30, 2007 versus $2.0 million for the year ended September 30, 2006.

•	Net cash provided by operations was approximately $9.4 million for the year ended September 30, 2007 compared to net cash used in operations of $2.1 million for the year ended September 30, 2006.

In fiscal year 2007, we shipped the largest contract awarded to us in the company’s history, in the Multicomputer Division; a contract for Fast Cluster 220R systems from Raytheon Corporation, which totaled approximately $18.1 million in revenue for the year ended September 30, 2007, an increase of approximately $16.5 million over prior year sales to Raytheon. The contract included sixteen complete systems plus spare sets and program management services. In addition, we continued to supply product pursuant to a significant contract with a foreign government supplier in the Pacific Rim region for our 2000 SERIES product line which generated approximately $2.8 million in sales in fiscal 2007, an increase of $1.0 million over prior year sales to this customer. We also continued to generate revenue from sales to Lockheed Martin including royalties related to the E-2D Hawkeye program, although revenues from this customer of approximately $885 thousand in fiscal 2007 were significantly lower than the $5.3 million that were realized in fiscal 2006. Overall, revenue from the Systems segment increased by $13.2 million (147%) for fiscal year 2007 over fiscal 2006.

Also in fiscal 2007 we were engaged in significant research and development efforts in the Systems segment making significant progress toward developing and launching our newest product line, the Fast Cluster Series 3000, which is designed to provide what we believe is the most advanced interconnect technology available today. The 3000 SERIES will provide our customers with another state-of-the-art, fully ruggedized open source system, which will be essential to our future growth opportunities.

While it is expected that the program wins that generated the Systems segment revenues in 2007 will continue to provide revenue sources in fiscal 2008 and beyond, the outlook for fiscal 2008 is that we will see a significant retrenchment from the levels that we were able to realize in fiscal 2007, particularly with respect to the Raytheon program. We are currently working with the customers referred to above, as well as past customers and additional prospects, in securing program wins for our next generation 3000 SERIES product line, for which there are a number of considerable opportunities. In addition, we continue to explore opportunities to further supply existing programs and new programs with our 2000 SERIES product line. We continue to see considerable interest in, and opportunities for sales of, 2000 SERIES systems and major system components.

In our Service and System Integration segment, we continue to provide integrated solutions for complex IT environments that include computer system support, maintenance, and data storage and IT security consulting services, paired with the best in breed hardware from IT industry leaders. The Service and System Integration segment performed well with 20% growth in revenue, in fiscal 2007 versus fiscal 2006. The US operations of our Service and System Integration segment experienced strong sales growth with a 7% increase from fiscal year 2006 to fiscal 2007 due to several new significant accounts originating in fiscal 2007. The German operation of our Service and System Integration segment also produced strong revenue growth for fiscal year 2007 over fiscal 2006, of 30%. We grew sales volume in Germany by $5.6 million, primarily by building upon existing customer relationships established in prior years. We also benefited from the favorable fluctuation of the Euro versus the US dollar during the year ended September 30, 2007, which contributed $2.8 million of the increase in revenue in US dollars. We are optimistic that demand for IT products, maintenance, installation, consulting, outsourcing and network security will provide for growth of the business in fiscal 2008. We continue to see demand for quality integrated IT infrastructure solutions and we plan to utilize our expertise to grow the business in the future.

The following table sets forth certain information which is based on data from our Consolidated Statements of Operations:

	Percentage of sales			Period to Period
	Fiscal year ended September			Dollar increase (decrease)
	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
	(Dollar amounts in thousands, except per share data)
Sales	100.0%	100.0%	100.0%	$25,101	$11,447
Costs and expenses:
Cost of sales	75.2%	78.5%	74.9%	16,577	11,073
Engineering and development	2.7%	3.0%	4.6%	501	(600)
Selling, general and administrative	15.1%	17.9%	18.7%	1,889	1,617
Total costs and expenses	93.0%	99.4%	98.2%	18,967	12,090
Operating income	7.0%	0.6%	1.8%	6,134	(643)
Other income	0.8%	0.6%	0.4%	311	200
Income before income taxes	7.8%	1.2%	2.2%	6,445	(443)
Income tax expense (benefit)	3.5%	(1.6)%	0.9%	4,371	(1,648)
Net income from continuing operations	4.3%	2.9%	1.3%	2,074	1,205
Net loss from discontinued operations	0.0%	0.0%	0.0%	—	17
Net income	4.3%	2.9%	1.3%	$2,074	$1,222

Results of Operations—2007 Compared to 2006

For the fiscal year ended September 30, 2007, sales increased to $94.0 million, compared to $68.9 million for fiscal year ended September 30, 2006. Net income for the year ended September 30, 2007 was $4 million, or $1.03 per share—diluted compared with $2.0 million, or $0.52 per share—diluted for fiscal year ended September 30, 2006.

Revenue

The following table details the Company’s sales by operating segment and geography for fiscal years September 30, 2007 and 2006:

2007	North America	Europe	Asia	Total	% of Total
Systems	$19,293	$—	$2,840	$22,133	24%
Service and systems integration	31,986	39,863	56	71,905	76%

Total	$51,279	$39,863	$2,896	$94,038	100%

% of Total	55%	42%	3%	100%

2006	North America	Europe	Asia	Total	% of Total
Systems	$7,148	$—	$1,801	$8,949	13%
Service and systems integration	29,784	30,123	81	59,988	87%

Total	$36,932	$30,123	$1,882	$68,937	100%

% of Total	54%	44%	2%	100%

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

The following table details the Company’s sales for products and services by operating segment for the fiscal years September 30, 2007 and 2006:

	Systems	Service and System Integration	Total	% of Total
2007
Product	$21,193	$58,341	$79,534	85%
Services	940	13,564	14,504	15%

Total	$22,133	$71,905	$94,038	100%

% of Total	24%	76%	100%

	Systems	Service and Systems Integration	Total	% of Total
2006
Product	$6,245	$49,014	$55,259	80%
Services	2,704	10,974	13,678	20%

Total	$8,949	$59,988	$68,937	100%

% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% (Increase) Decrease
Increase (Decrease)
Product	$14,948	$9,327	$24,275	44%
Services	(1,764)	2,590	826	6%

Total	$13,184	$11,917	$25,101	36%

% Increase	147%	20%	36%

Total revenues were $94 million for the year ended September 30, 2007 versus $68.9 million for the year ended September 30, 2006 for an increase of approximately $25.1 million, or 36%. Approximately $13.2 million of the increase was in the Systems segment and the remaining $11.9 million was from the Service and System Integration segment.

Overall product sales for the year ended September 30, 2007 increased by approximately $24.3 million, or 44%, over the year ended September 30, 2006. The Systems segment product sales for the year ended September 30, 2007 increased by approximately $14.9 million, or 239%, while overall Service and System Integration product revenues increased approximately $9.3 million, or 19%.

The $14.9 million increase in the Systems segment product revenue was primarily due to an increase in sales of approximately $16.5 million to Raytheon versus the prior year period, related to sales under the new Raytheon contract that began shipping in the first quarter of fiscal 2007. In addition, sales to KBK increased by $1.0 million in the year ended September 30, 2007 versus the prior year. These sales increases were offset by a decline in sales to Lockheed Martin of $2.6 million in fiscal 2007 versus the prior comparable period.

The $9.3 million increase in the Service and System Integration segment product revenue was primarily due to a $2.5 million increase in shipments of third-party products in the US division plus an increase in product sales in our German division of this segment of approximately $6.8 million. The increase in the US Systems & Solutions division was derived primarily from five significant new customers, which accounted for approximately $2.6 million of the year over year change. The increase in the German division product sales of approximately $6.8 million was due to increased sales volume of $4.6 million plus the effect of a stronger Euro versus the US dollar during the year ended September 30, 2007 compared to the same period of fiscal 2006, which accounted for approximately $2.2 million of the increase. The $4.6 million increase in sales volume was due to $493 thousand in sales to new customers and a net $4.1 million increase in sales to existing customers. Increases and decreases in sales to major customer accounts that made up this $4.1 million increase in sales were Atos Origin GmbH, ITM Research and Unitymedia NRW GmbH, which increased by $3.1 million, $1 million and $1 million, respectively; and Arcor which decreased by approximately $850 thousand.

Service revenues increased by approximately $826 thousand, or 6% for the year ended September 30, 2007 compared to the year ended September 30, 2006. This change consisted of an increase of approximately $2.6 million in the Service and System Integration segment offset by a $1.8 million decrease in the Systems segment. The Service and System Integration segment increase was derived from a $1.6 million increase in our German subsidiary and an increase in our UK subsidiary of $1.3 million, offset by a decrease in our US business of approximately $300 thousand.

The German increase was from $1.0 million of increased sales volume from existing customers, including $700 thousand of increased services revenues from major account Unitymedia GmbH, and $600 thousand was due to the foreign exchange rate fluctuation of a stronger Euro versus the US dollar for the year ended September 30, 2007 versus the comparable period of fiscal 2006.

The UK division increase was due to increased volume of approximately $1.0 million, and $300 thousand was due to the foreign exchange rate fluctuation of a stronger British pound versus the US dollar for the year ended September 30, 2007 versus fiscal 2006. The increase in sales volume in the UK was due primarily to the completion of a long-term software development contract for a single customer, which totaled approximately $900 thousand. The software development contract began in fiscal 2005 and was completed and accepted by the customer in June of 2007. The Company accounted for this contract utilizing the completed contract method of accounting because we were not able to reliably estimate its cost to complete, in accordance with AICPA Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (SOP 97-2), Accounting Research Bulletin No. 45 “Accounting for Long Term Construction-Type Contracts” (ARB No. 45) and relevant guidance of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). The company determined that the criteria for revenue recognition was met during the quarter ended June 30, 2007, and recorded the revenue in the period. In the quarter ended September 30, 2006, the company recognized a loss of approximately 33 thousand British pounds (approximately $60 thousand), which we estimated would be the loss on the contract once completed. The actual loss on the contract, determined upon its completion in the quarter ended June 30, 2007, was approximately 78 thousand British pounds (approximately $152 thousand); resulting in an additional loss on the contract of approximately $92 thousand that was recognized in the quarter ended June 30, 2007.

The decrease in services revenues in our US division of the Service and System Integration segment was due primarily to the expiration of annual maintenance contracts that supported legacy systems, which were not renewed. The Systems segment service revenue decrease of $1.8 million was due to a decrease in royalty revenue from Lockheed Martin which was approximately $2.3 million in the year ended September 30, 2006 compared to approximately $500 thousand in the fiscal year ended September 30, 2007.

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales by operating segment for fiscal years ended September 30, 2007 and 2006:

	Systems	Service and system integration	Total
2007
Cost of Sales:
Product	$8,498	$51,224	$59,722
Services	281	10,680	10,961

Total	8,779	61,904	70,683
% of Total	12%	88%	100%
% of sales	40%	86%	75%
Gross Profit:
Product	$12,695	$7,117	$19,812
Services	659	2,884	3,543

Total	13,354	10,001	23,355
% of Total	57%	43%	100%
Gross Margins:
Product	60%	12%	25%
Services	70%	21%	24%

Total	60%	14%	25%
2006
Cost of Sales:
Product	$2,437	$42,297	$44,734
Services	256	9,116	9,372

Total	2,693	51,413	54,106
% of Total	5%	95%	100%
% of sales	30%	86%	78%
Gross Profit:
Product	$3,808	$6,717	$10,525
Services	2,448	1,858	4,306

Total	6,256	8,575	14,831
% of Total	42%	58%	100%
Gross Margins:
Product	61%	14%	19%
Services	91%	17%	31%

Total	70%	14%	22%
Increase (Decrease)
Cost of Sales:
Product	$6,061	$8,927	$14,988
Services	25	1,564	1,589

Total	6,086	10,491	16,577
% Increase (decrease)	226%	20%	31%
% of Sales	10%	—%	(3)%
Gross Profit:
Product	8,887	400	9,287
Services	(1,789)	1,026	(763)

Total	7,098	1,426	8,524
% Increase (decrease)	113%	17%	57%
Gross Margins:
Product	(1)%	(2)%	6%
Services	(21)%	4%	(7)%

Total	(10)%	—%	3%

Total cost of sales increased by approximately $16.6 million for the year ended September 30, 2007, over fiscal 2006, to $70.7 million up from $54.1 million in the prior year. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, reflecting an overall 3% improvement in gross margin to 25% for the current year ended September 30, 2007 versus 22% in the prior year. This improvement in the overall gross margin was due to an increase in Systems segment revenue as a percentage of total revenues, which increased to 24% of total revenue for the fiscal year ended September 30, 2007 versus 13% of total revenue for the fiscal year ended September 30, 2006. Because Systems segment revenues carry much higher gross margins (60% to 70%) than Service and Systems Integration (14%), this proportional increase in Systems segment revenues produced higher overall gross margins in the year ended September 30, 2007 vs. the year ended September 30, 2006 as reflected above.

Product gross margin increased by 6% to 25% for year ended September 30, 2007 compared to 19% for the year ended September 30, 2006. The increase in total product gross margin was also due to an increase in Systems segment product revenues as a percentage of product total revenues, which increased to 27% of total product revenues for the year ended September 30, 2007 versus 11% of total product revenues for the year ended September 30, 2006. Because Systems segment product sales carry much higher gross margins (60% to 61%) versus Service and Systems Integration segment product sales (12% to 14%), this proportional increase in Systems segment product sales produced higher product gross margins in the year ended September 30, 2007 versus the year ended September 30, 2006 as reflected above.

Offsetting the increase in the product sales gross margin referred to above, the services gross margin decreased by 7%, comparing the year ended September 30, 2007 versus the prior year. This decrease in services gross margin was due to lower services gross margin in the Systems segment which resulted from the lower royalty revenue in the year ended September 30, 2007 versus the prior year, which decreased by $1.8 million. Royalty revenues carry 100% gross margin because there are no associated costs of sales with royalties.

Gross profit increased by $8.5 million comparing the year ended September 30, 2007 to the year ended September 30, 2006, due to (i) the overall increase in revenue reflected above which accounted for $5.4 million of the increase in gross profit and (ii) the 3% increase in gross margin explained above, which accounted for approximately $3.1 million of the overall increase in gross profit.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2007 and 2006:

	2007	% of Total	2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,523	98%	$2,027	98%	$496	24%
Service and System Integration	49	2%	44	2%	$5	11%

Total	$2,572	100%	$2,071	100%	$501	24%

Engineering and development expenses increased overall by $500 thousand, or 24%, in fiscal 2007 compared to 2006. The increase was primarily due to research and development in the Systems Segment related to the 3000 SERIES product line.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2007 and 2006:

	2007	% of Total	2006	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$5,650	40%	$4,453	36%	$1,197	27%
Service and System Integration	8,581	60%	7,889	64%	692	9%

Total	$14,231	100%	$12,342	100%	$1,889	15%

Overall, selling, general and administrative costs increased by $1.9 million, or 15%, in fiscal 2007 compared to 2006. The Systems segment selling, general and administrative expenses increased by approximately $1.2 million year over year, due to higher commission expense of approximately $266 thousand and higher bonus expense earned by middle and executive management in the year ended September 30, 2007 versus the year ended September 30, 2006. The higher commission and bonus expenses were due to the increase in sales volume in the Systems segment and greater profitability of the segment in the year ended September 30, 2007 versus the prior year.

The Service and Systems Integration segment selling, general and administrative expenses increased by approximately $692 thousand due to higher bonus and commissions expense of approximately $341 thousand resulting from the higher sales and greater profitability for the year ended September 30, 2007 versus 2006, and the effects of foreign exchange fluctuation which accounts for approximately $300 thousand of the variance.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2007 and 2006:

	2007	% of Total	2006	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Dividend income	$—	—%	$2	1%	$(2)	(100)%
Interest income	553	75%	423	99%	130	31%
Interest expense	(97)	(13)%	(96)	(23)%	(1)	1%
Foreign exchange gain (loss)	—	—%	5	1%	(5)	(100)%
Insurance settlements	240	33%	60	14%	180	300%
Other income, net	41	5%	32	8%	9	28%

Total other income, net	$737	100%	$426	100%	$311	73%

The increase in interest income was due primarily to higher balances of interest-generating assets during fiscal 2007 versus fiscal 2006. In fiscal 2007, the Company received a life insurance settlement, upon the death of a former officer, on a policy owned by the Company, that was purchased to secure the retirement benefits of the former officer, for which we realized a gain of $240 thousand. For the year ended September 30, 2006 we received a settlement of $60 thousand from our business interruption insurance provider for lost profits at our Florida division due to the effects of Hurricane Wilma that occurred in the autumn of 2005.

Income Tax Expense (Benefit)

The Company recorded income tax expense of approximately $3.2 million for the year ended September 30, 2007 versus a consolidated income tax benefit of $1.1 million in fiscal year 2006 reflecting effective tax rates of 45% and (134.0%) (tax benefit rate), respectively. In fiscal 2006, we utilized approximately $2.0 million of our net operating loss carryovers which were applied against our U.S. taxable income for that year. Our effective rate in fiscal 2006 was lower than the U.S. statutory rate also due to the reversal of a portion of our valuation allowance on the U.S. deferred tax asset. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years and the inability to project future profitability beyond fiscal year 2007 represented sufficient negative evidence under SFAS No. 109 to maintain a valuation allowance against certain deferred tax assets in the U.S. and the U.K. Our effective tax rates approximated statutory rates.

Results of Operations—2006 Compared to 2005

For the fiscal year ended September 30, 2006, sales increased to $68.9 million, compared to $57.5 million for fiscal year ended September 30, 2005. Net income for the year ended September 30, 2006 was $1,975 thousand, or $0.52 per share—diluted compared with $753 thousand, or $.20 per share—diluted for fiscal year ended September 30, 2005.

Revenue

The following table details the Company’s sales by operating segment and geography for fiscal years September 30, 2006 and 2005:

2006	North America	Europe	Asia	Total	% of Total
Systems	$7,148	$—	$1,801	$8,949	13%
Service and systems integration	29,784	30,123	81	59,988	87%

Total	$36,932	$30,123	$1,882	$68,937	100%

% of Total	54%	44%	2%	100%

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and systems integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

The following table details the Company’s sales for products and services by operating segment for the fiscal years September 30, 2006 and 2005:

	Systems	Service and System Integration	Total	% of Total
2006
Product	$6,245	$49,014	$55,259	80%
Services	2,704	10,974	13,678	20%

Total	$8,949	$59,988	$68,937	100%

% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% of Total
2005
Product	$8,028	$36,133	$44,161	77%
Services	1,386	11,943	13,329	23%

Total	$9,414	$48,076	$57,490	100%

% of Total	16%	84%	100%

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

The decline in year-to-date product sales in the Systems segment reflects approximately $1.8 million lower levels of sales of the FastCluster 2000 SERIES product in 2006 due to the timing of contract awards. Service revenue in the Systems segment increased approximately $1.3 million due to the receipt of approximately $2.3 million in royalty revenues related to the E-2 Hawkeye program in 2006, compared to $700 thousand received the previous year, offset by declines of approximately $300 thousand related to engineering and project management contract revenue.

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

Overall revenues in 2006 would have been approximately $325 thousand higher had the average foreign currency exchange rates in 2006 remained the same as the average rates experienced in 2005. Our principal exposure to foreign currency movements is the Euro, with a limited additional exposure to the British pound.

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

Overall cost of sales increased $11.1 million, rising from $43.0 million in fiscal 2005 to $54.1 million in fiscal 2006. Approximately $12.0 million of the increase was due to an increase in product cost of sales experienced in the German and the Florida subsidiaries in the Service and System Integration segment.

Included in the cost of sales in the Service and System Integration segment was $516 thousand related to a reduction in force at our German subsidiary and an additional $110 thousand related to higher staffing levels at our Florida subsidiary. Offsetting these increases was reduced staffing costs associated with our legacy real-time project control systems business.

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

The gross margin percent on service revenues declined from 33% in 2005 to 31% in 2006. The decline in service contracts with Atos Origin and Vodaphone at our German subsidiary and the charge taken in the period related to the reduction in force necessitated by this reduced revenue lead to a reduction in gross margin in the Service and System Integration segment of approximately $1.5 million. The Systems segment’s gross margin percentage increased from 82% in 2005 to 91% in 2006, driven by an increase of $1.6 million in royalty revenues with no related costs in 2006, offset by approximately $260 thousand in decreased margin on engineering contracts.

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

Engineering and development expenses decreased overall by $600 thousand, or 23%, in fiscal 2006 compared to 2005. The decrease was primarily due to the re-deployment of engineers in the Service and System Integration segment to customer projects, and therefore charged to cost of sales. The decrease related to the re-deployment of engineers was partially offset by an increase of approximately $25 thousand of expense due to option-related expense charged to the department.

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

General and administrative costs increased $363 thousand in fiscal 2006 compared to 2005. The $1.1 million increase in general and administrative costs in our Systems segment was partially offset by reductions of $700 thousand in the Service and System Integration segment. The Company recorded compensation expense of $286 thousand in connection with the initial adoption of SFAS 123(R) Share Based Payment for employee and director stock options and employee stock purchase plan in 2006. Of the $286 thousand incurred related to stock-based compensation, $255 thousand was recorded as a general and administrative expense. Approximately $188 thousand of the total stock options expense recognized in 2006 was attributable to the Systems segment and approximately $98 thousand was related to the Service and System Integration segment. The Company had an increase of approximately $190 thousand in professional fees for audit and review services. The cost in professional fees of the restatement of prior year financial statements was $384 thousand, included in the first half of 2006. In addition, the Company incurred higher costs associated with officers’ life insurance and legal fees. Offsetting these increases are reduced occupancy costs related to the corporate headquarters due to a newly negotiated rent agreement and the Florida operations related to the move to smaller and more modern facilities, both concluded late in 2005, a reduction in bonus expense, and a reduction in consulting fees due to the delay in effective date of certain provisions of the Sarbanes-Oxley Act of 2002.

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

Income Tax Expense (Benefit)

The Company recorded a consolidated income tax benefit of $1.1 million in fiscal year 2006 reflecting an effective tax rate of (133.9%) compared to tax expense of $0.5 million in fiscal year 2005 with an effective tax rate of 40.1% for fiscal year 2005. We utilized approximately $2.0 million of our net operating loss carryovers which were applied against our U.S. taxable income. Our effective rate was lower than the U.S. statutory rate also due to the reversal of a portion of our valuation allowance on the U.S. deferred tax asset. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years and the inability to project future profitability beyond fiscal year 2007 represent sufficient negative evidence under SFAS No. 109 to maintain a valuation allowance against certain deferred tax assets in the U.S. and the U.K. The U.S. valuation allowance was reduced by $1.4 million and a corresponding benefit was recognized to the extent that we were projecting significant income for fiscal year 2007 in our Systems segment due to a significant sales contract that was fulfilled in 2007.

Liquidity and Capital Resources

The Company’s primary source of liquidity, after consideration of cash from operations, is our cash and cash equivalents and short-term investments, which increased by $10.5 million to $21.4 million as of September 30, 2007, as compared to $10.9 million as of September 30, 2006. At September 30, 2007 our short-term investments consisted of corporate bonds, auction rate securities and state municipal securities. The primary objective of our investment policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market securities, money market funds and similar instruments.

In fiscal year 2007, the Company generated approximately $9.4 million of cash from operating activities, compared to having used $2.1 million in fiscal year 2006. The increased source of cash generated from operating activities was driven by net income of $4 million, plus non-cash expenses for depreciation of approximately $655 thousand and share-based compensation of approximately $350 thousand. Additional significant sources of cash from operating activities were: reduction in inventory of $1.5 million, due to fulfillment of the Raytheon contract, an increase in accounts payable and accrued expenses of $300 thousand, due to timing of vendor payments, an increase in deferred revenue of approximately $1 million, due to an increase in advance payments from customers on undelivered projects and an increase in deferred income taxes of $1.7 million, due to increased timing items for income tax purposes.

The Company used approximately $5.6 million in investing activities during fiscal year 2007. Our strategy is to maintain a minimum amount of cash and cash equivalents in our subsidiaries for operating purposes and to invest the remaining amount of cash in interest-bearing held-to-maturity marketable securities. During fiscal year 2007, approximately $5.8 million in cash was generated as a result of maturities of held-to-maturity marketable securities, while $11.3 million was used to purchase held-to-maturity securities. Cash of $124 thousand was used to pay officer life insurance premiums during fiscal 2007, and the Company used $520 thousand to purchase property and equipment during fiscal 2007. An additional source of cash from investing activities for the year ended September 30, 2007 was the proceeds from a life insurance claim of $572 thousand on a former officer of the Company, of which the Company was the beneficiary.

The Company generated approximately $402 thousand, $221 thousand and $493 thousand in cash from financing activities during fiscal years 2007, 2006, and 2005, respectively. The proceeds of shares sold through the employee stock purchase plan and exercise of stock options totaled $723 thousand in 2007, $353 thousand in 2006, and $568 thousand in 2005. Purchases of the Company’s own stock totaled $421 thousand in 2007, $132 thousand in 2006 and $75 thousand in 2005.

The Company has estimated future benefit payment obligations of $7.4 million related to pension and post- retirement plans in Germany, the U.K., and the U.S. The Company expects to contribute $377 thousand to the plans in 2008.

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

The following is a schedule of the Company’s contractual obligations at September 30, 2007:

	Total	One year or less	2-3 Years	4-5 Years	Thereafter
	(Amounts in thousands)
Operating leases	$2,438	$1,298	$1,132	$8	$—
Retirement obligations	7,354	377	847	913	5,217

	$9,792	$1,675	$1,979	$921	$5,217

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation, revenue recognition and retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company generates royalty revenue related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement. This is the point as defined in the contract that payment of the royalty is committed and the Company has no performance obligations and hence the earnings process is complete.

Service and System Integration Revenue

Our Service and System Integration segment includes the re-sale of third-party hardware and third-party software, which may be bundled with extended third party warranty, installation, and training and support services. The third-party warranty is solely serviced by our vendors and we do not have any service obligations under these warranties. Under the support services agreements, we provide services to identify which component in the system is causing a malfunction; however, once the malfunctioning component is isolated, the customer must deal directly with the third party vendor for remediation.

The support services are priced using a standard calculation based on estimated calls and are based on separate sales of the services as stated in our price lists. This price is not discounted and renewals are only adjusted for standard price index increases. As a result, we believe that we have established fair market value for this element.

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

Service and System Integration segment also has some customized integration revenue, which may include revenue from the sale of third-party hardware, licensed software (either proprietary or third-party), consulting integration services, maintenance support, and service support. Maintenance support agreements represent fixed-fee support agreements on our delivered integration systems, while the service agreements represent time and material billings for services on an as-needed basis. These services do not provide for upgrades unless the upgrade is required to fix a functionality issue (i.e., bug fix).

For software licenses sold separately without modification and training, revenue is recognized upon delivery.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

Product Warranty Accrual

Our product sales generally include a 90-day to one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Deferred Tax Asset Valuation Allowances

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2007 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS No. 109 to record a valuation allowance against certain deferred tax assets.

Previously, we had recorded a full valuation allowance against our U.S. deferred tax assets due to our history of cumulative losses and our inability to reasonably project whether or not we would have future taxable income, primarily due to the erratic nature of our revenues in the Systems segment which primarily serves government customers. Late in fiscal 2006, we received a $17 million order from Raytheon that we concluded would result in significant taxable income in fiscal 2007. No revenue will be realized beyond 2007 from this order. Based on this order, we concluded that it was more likely than not that we would generate sufficient taxable income in the U.S. in 2007 in order to realize an estimated $1.4 million of benefit of our deferred tax assets, consisting primarily of inventory temporary differences and net operating loss carryforwards. However, we do not have any further visibility into fiscal 2008 nor do we have any significant orders in our pipeline that would enable us to conclude it is more likely than not that we would be able to realize a substantial portion of the remaining deferred tax assets in fiscal 2008 or beyond.

We maintained a full valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to utilize any of our net operating loss carryforwards.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section “Factors That May Affect Future Performance”. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. At September 30, 2007, we had a consolidated deferred tax asset valuation allowance of $6.3 million. If our expectation of operating results for fiscal 2008 or beyond change, our tax expense in future periods may be affected materially by changes to the valuation allowance.

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

As of September 30, 2007 and 2006, goodwill related solely to the acquisition of Technisource Hardware in 2003. This acquired business is now included in our Service and System Integration segment and considered the reporting unit for purposes of evaluating goodwill impairment. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments completed as of September 30, 2007 and 2006.

Pension and Retirement Plans

In the UK and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. These supplemental plans are funded through life insurance policies. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant. The Company in the U.S. also provides for officer death benefits through post-retirement plans to certain officers. The Company will fund the supplemental plan obligation through life insurance contracts.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates with our consulting actuary and investment advisor and concluded they were reasonable. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. SFAS No. 87 requires the recognition of an additional minimum liability if the market value of plan assets is less than the accumulated benefit obligation as of the measurement date. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of September 30, 2007. The Company presently measures its pension liability as of year-end; therefore we already comply with the measurement date provision of SFAS 158.

The adoption of SFAS No. 158 impacted the September 30, 2007 Consolidated Balance Sheet as follows: increase in liabilities of $108 thousand, and decrease in shareholders’ equity of $108 thousand.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 for fiscal year ending September 30, 2008. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Statement Assets and Financial Liabilities (as amended).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect to adopt this new standard.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106 or Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The Task Force reached a consensus that (i) a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract, (ii) a policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The Task Force also noted that any amount that ultimately would be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract and that (iii) a policyholder should not discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the holder of the policy continues to participate in the changes in the cash surrender value as it had done prior to the surrender request. The Company is reviewing the terms of its life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

In March 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” The Task Force reached a consensus that (i) an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee and (ii) an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Task Force observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during fiscal 2007, 2006 or 2005. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Foreign Exchange Risk Management

As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Asset and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Our principal exposure to foreign currency movements is to the Euro, with a limited additional exposure to the British pound. Overall revenues in 2007 would have been approximately $3.1 million lower had the average foreign currency exchange rates in 2007 remained the same as the average rates experienced in 2006.

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including money market funds and government and corporate bonds. At September 30, 2007, the fair value and principal amounts of our portfolio amounted to $7.7 million, with a yield to maturity of 3.9%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This annual report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

In our 2004 and 2005 Annual Reports on Forms 10-K, we disclosed that we did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address non-routine accounting matters, and manage the increased financial reporting complexities resulting from the acquisition of Technisource and associated integration activities, and that this matter was considered a material weakness in internal control.

During 2005 and 2006, we took steps to address this weakness. However, during the year end reporting process and preparation of our Form 10-K for the year ended September 30, 2006, the following issues were noted : 1) the Modcomp Systems and Solutions Division experienced difficulties at the end of our fourth quarter with respect to revenue recognition, accounts payable and the related period end cutoff, and 2) in the corporate financial reporting process, the calculation of the tax provision and related deferred assets and liabilities at the end of our fourth quarter also contributed to a delay in issuing the financial statements.

Accordingly, management determined that these issues were indicative of control deficiencies that constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

During the year fiscal year 2007, management took the following actions to address the weaknesses. (1) The Company added a Vice President of Finance/Chief Accounting Officer, which enhanced our management group experience and capabilities in the areas of technical accounting and internal controls over financial reporting. These enhanced capabilities extend to both corporate accounting functions, and increased oversight of the

Modcomp Systems and Solutions Division. Management has determined that this enhancement, combined with additional remediation steps detailed herein, are sufficient to remediate the internal control deficiencies experienced in the Modcomp Systems and Solutions Division, thereby alleviating the need to add a chief financial officer for the Division, which had been previously contemplated, (2) The Company established stronger internal controls over the procurement and fulfillment cycles at Modcomp Systems and Solutions division.

During the year fiscal 2007, the Company employed the services of an international accounting firm to fulfill the role as tax expert in the area of financial reporting and disclosures, for all tax related issues. This action has served to increase the accuracy, efficiency and timeliness of the financial reporting process as it relates to the calculation of the tax provision, and completeness of the tax related disclosures. In the course of its evaluation of the design and operation of our disclosure controls and procedures, management has concluded that the changes in controls and procedures described above have been effective in alleviating the material weaknesses which were identified as of its fiscal year ended September 30, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of the CEO and other Executive Officers”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007.

Item 13.	Certain Relationships, Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Independent Auditor Fees” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2007 and 2006

Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto	X

3.2	By-laws, as amended January 8, 1998	X

10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2	CSPI Supplemental Retirement Income Plan		Form 8/A	August 31, 1986	10.13

10.4*	1991 Incentive Stock Option Plan		DEF 14A	November 10, 1991	A

10.5*	Employment Agreement with Mr. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B

10.10*	2008 Variable Compensation (Executive Bonus) and Base Programs dated November 13, 2007	X

21.1	Subsidiaries	X

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: December 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	December 26, 2007

/s/ GARY W. LEVINE Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 26, 2007

/s/ ROBERT A. STELLATO Robert A. Stellato	Vice President of Finance (Chief Accounting Officer)	December 26, 2007

/s/ J. DAVID LYONS J. David Lyons	Director	December 26, 2007

/s/ C. SHELTON JAMES C. Shelton James	Director	December 26, 2007

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	December 26, 2007

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	December 26, 2007

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements

Year Ended September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the consolidated balance sheet of CSP Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R).”

/s/ McGladrey & Pullen, LLP

Burlington, Massachusetts

December 21, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of CSP Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries (“the Company”) as of September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” utilizing the modified prospective application transition method.

/s/ KPMG LLP

February 20, 2007

Boston, Massachusetts

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,687	$8,683
Short-term investments	7,690	2,173
Accounts receivable, net of allowance for doubtful accounts of $133 in 2007 and $77 in 2006	10,678	10,316
Inventories	6,072	7,407
Refundable income taxes	27	43
Deferred income taxes	229	1,361
Other current assets	1,587	1,632

Total current assets	39,970	31,615

Property, equipment and improvements, net	1,044	1,141

Other assets:
Goodwill	2,779	2,779
Deferred income taxes	254	327
Cash surrender value life insurance	2,045	2,185
Other assets	349	403

Total other assets	5,427	5,694

Total assets	$46,441	$38,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,073	$8,379
Deferred revenue	3,461	2,316
Pension and retirement plans	495	494
Deferred income taxes	279	—
Income taxes payable	552	827

Total current liabilities	13,860	12,016
Pension and retirement plans	6,859	7,283
Deferred income taxes	388	236

Total liabilities	21,107	19,535

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued 3,812 and 3,716 shares, respectively	39	37
Additional paid-in capital	11,707	10,957
Retained earnings	15,236	11,187
Accumulated other comprehensive loss	(1,648)	(3,266)

Total shareholders’ equity	25,334	18,915

Total liabilities and shareholders’ equity	$46,441	$38,450

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2007	2006	2005
Sales:
Product	$79,534	$55,259	$44,161
Services	14,504	13,678	13,329

Total sales	94,038	68,937	57,490

Cost of sales:
Product	59,722	44,733	34,162
Services	10,961	9,373	8,871

Total cost of sales	70,683	54,106	43,033

Gross profit	23,355	14,831	14,457

Operating expenses:
Engineering and development	2,572	2,071	2,671
Selling, general and administrative	14,231	12,342	10,725

Total operating expenses	16,803	14,413	13,396

Operating income	6,552	418	1,061

Other income:
Dividend income	—	2	6
Interest income	553	423	341
Interest expense	(97)	(96)	(114)
Foreign exchange gain (loss)	—	5	(38)
Other income (expense), net	281	92	31

Total other income, net	737	426	226

Income from continuing operations before income tax	7,289	844	1,287
Income tax expense (benefit)	3,240	(1,131)	517

Income from continuing operations	4,049	1,975	770
Loss from discontinued operations, net of tax	—	—	(17)

Net income	$4,049	$1,975	$753

Income per share from continuing operations—basic	$1.07	$0.54	$0.21
Loss per share from discontinued operations—basic	—	—	$—

Net income per share-basic	$1.07	$0.54	$0.21

Weighted average shares outstanding-basic	3,777	3,686	3,619

Income per share from continuing operations—diluted	$1.0 3	$0.52	$0.20
Loss per share from discontinued operations—diluted	—	—	$—

Net income per share-diluted	$1.03	$0.52	$0.20

Weighted average shares outstanding-diluted	3,933	3,805	3,822

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2007, 2006 and 2005

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance September 30, 2004	3,568	$35	$9,833	$8,584	$(4,428)	$14,024
Comprehensive income:
Net income	—	—	—	753	—	753	$753
Other comprehensive income (loss)
Unrealized gain on available- for-sale securities	—	—	—	—	16	16	16
Effect of foreign currency translation	—	—	—	—	(171)	(171)	(171)
Reduction in minimum pension liability	—	—	—	—	952	952	952

Total comprehensive income							$1,550

Exercise of stock options	97	1	480	—	—	481
Issuance of shares under employee stock purchase plan	14	1	87	—	—	88
Purchase of common stock	(8)	—	(23)	(52)	—	(75)

Balance September 30, 2005	3,671	$37	$10,377	$9,285	$(3,631)	$16,068
Comprehensive income:
Net income	—	—	—	1,975	—	1,975	$1,975
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	403	403	403
Reduction in minimum pension liability	—	—	—	—	7	7	7
Unrealized gain on securities	—	—	—	—	(45)	(45)	(45)

Total comprehensive income							$2,340

Exercise of stock options	37	—	197	—	—	197
Stock based compensation	—	—	286			286
Issuance of shares under employee stock purchase plan	29	—	156	—	—	156
Purchase of common stock	(21)	—	(59)	(73)	—	(132)

Balance September 30, 2006	3,716	$37	$10,957	$11,187	$(3,266)	$18,915
Comprehensive income
Net income	—	—	—	4,049	—	4,049	$4,049
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	649	649	649
Reduction in minimum pension liability	—	—	—	—	1,077	1,077	1,077

Total comprehensive income							$5,775

Adjustment to initially apply SFAS 158					(108)	(108)
Exercise of stock options	126	2	528	—	—	530
Stock-based compensation	—	—	350	—	—	350
Issuance of shares under employee stock purchase plan	29	—	193	—	—	193
Tax benefit realized from share options exercised	—	—	100	—	—	100
Purchase of common stock	(59)	—	(421)	—	—	(421)

Balance September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$4,049	$1,975	$753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	655	578	596
Loss on disposal of property, net	—	6	7
Gain on life insurance settlement	(240)	—	—
Loss (gain) on foreign currency transactions	—	(13)	38
Non-cash changes in accounts receivable	56	57	(31)
Deferred income taxes	1,664	(1,339)	183
Increase in cash surrender value life insurance	(69)	(72)	(165)
Stock based compensation expense	350	286	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	153	(3,290)	216
Decrease (increase) in inventories	1,486	(3,601)	(138)
Decrease (increase) in refundable income taxes	20	(15)	(15)
Decrease (increase) in other current assets	168	(690)	(73)
Decrease (increase) in other assets	54	(263)	(53)
Increase (decrease) in accounts payable and accrued expenses	296	3,536	(1,939)
Increase (decrease) in deferred revenue	987	748	123
Increase in deferred compensation and retirement plans	94	150	285
Increase (decrease) in income taxes payable	(319)	(128)	256
Decrease in other liabilities	—	—	(20)
Operating cash flows used in discontinued operations	—	—	(124)

Net cash provided by (used in) operating activities	9,404	(2,075)	(101)

Cash flows from investing activities of continuing operations:
Purchases of available-for-sale securities	—	(31)	(136)
Purchases of held-to-maturity securities	(11,331)	(1,954)	(3,370)
Sales of available-for-sale securities	—	337	95
Maturities of held-to-maturity securities	5,814	2,698	3,375
Proceeds from life insurance claim	572	—	—
Life insurance premiums paid	(124)	(124)	(120)
Proceeds from sale of property	—	—	487
Purchases of property, equipment and improvements	(520)	(552)	(618)
Investing cash flows used in discontinued operations	—	—	(13)

Net cash provided by (used in) investing activities of continuing operations	(5,589)	374	(300)

Cash flows from financing activities of continuing operations:
Tax benefit realized from share options exercised	100	—	—
Proceeds from stock issued from exercise of options	530	197	481
Proceeds from issuance of shares under employee stock purchase plan	193	156	87
Purchase of common stock	(421)	(132)	(75)

Net cash provided by financing activities of continuing operations	402	221	493

Effects of exchange rate on cash	787	439	(199)

Net increase (decrease) in cash and cash equivalents	5,004	(1,041)	(107)
Cash and cash equivalents, beginning of year	8,683	9,724	9,831

Cash and cash equivalents, end of year	$13,687	$8,683	$9,724

Supplementary cash flow information:
Cash paid for income taxes	$(1,940)	$(234)	$(30)

Cash received from income tax refunds	$—	$26	$149

Cash paid for interest	$(97)	$(95)	$(87)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

Organization and Business

CSP Inc. (CSPI or the Company) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and System Integration segment.

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

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value at the purchase date. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. The estimated fair market values of available-for-sale investments are based on quoted market prices as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

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

Goodwill

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end (September 30) of each fiscal year.

At September 30, 2007 and 2006, goodwill related solely to the former Technisource business acquired in 2003 that is part of our Service and System Integration segment and considered the reporting unit for purposes of evaluating goodwill impairment. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2007 and 2006.

Inventories

Inventories are stated at the lower of cost or market, with cost determined principally by the average-cost method, which approximates the first-in, first-out method.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. These supplemental plans are funded through life insurance policies. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant. The Company in the U.S. also provides for officer death benefits through post-retirement plans to certain officers. The Company will fund the supplemental plan obligation through life insurance contracts.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates with our consulting actuary and investment advisor and concluded they were reasonable. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS No. 87 “Employers’ Accounting for Pensions,” that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. SFAS No. 87 requires the recognition of an additional minimum liability if the market value of plan assets is less than the accumulated benefit obligation as of the measurement date. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of September 30, 2007. The Company presently measures its pension liability as of year-end; therefore we already comply with the measurement date provision of SFAS 158.

The adoption of SFAS No. 158 impacted the September 30, 2007 Consolidated Balance Sheet as follows: increase in liabilities of $108 thousand, and decrease in shareholders’ equity of $108 thousand.

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

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

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

The following policies are applicable to CSPI’s major categories of segment revenue transactions:

Systems Revenue

Revenue is recognized when the basic revenue recognition criteria discussed above are met. The Company’s standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision (such was the case with the Raytheon contract) or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers generally do not have the right of return, once customer acceptance has occurred.

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

The Company generates royalty revenue related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement.

Service and System Integration Revenue

This segment also earns revenue for information technology consulting services. Revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

standard service agreements do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

Revenue from the sale of third-party hardware and third-party software is recognized when the revenue recognition criteria are met. The Company’s standard sales agreements do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

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

Product Warranty Accrual

Our product sales generally include a 90-day to one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Engineering and Development Expenses

Engineering and development expenditures are expensed as incurred.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. Valuation allowances are recorded against the gross deferred tax assets that management believes, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, that it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Shareholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts under Chapter 156B of the general laws became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the company has redesignated its existing treasury shares to common stock, retained earnings, and additional paid in capital.

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income from continuing operations is as follows:

	Years ended September 30,
	2007	2006	2005
	(Amounts in thousands, except per share data)
Income from continuing operations	$4,049	$1,975	$770

Weighted average number of shares outstanding—basic	3,777	3,686	3,619
Incremental shares from the assumed exercise of stock options	156	119	203

Weighted average number of shares outstanding—dilutive	3,933	3,805	3,822

Income per share from continuing operations—basic	$1.07	$0.54	$0.21

Income per share from continuing operations—diluted	$1.03	$0.52	$0.20

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal year 2007, 2006 and 2005, 117,000, 145,000 and 80,000 shares, respectively, were excluded from the diluted earnings per share computation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

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

Stock-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to October 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to October 1, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the fiscal years ended September 30, 2007 and 2006 consisted of stock-based compensation expense related to options granted pursuant to the Company’s employee stock option and employee stock purchase plans of approximately $350,000 and $286,000, respectively. There was no stock-based compensation expense required to be recognized for the fiscal year ended September 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal years ended September 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) to value employee stock options granted under the provisions of SFAS No. 123 for options granted prior to October 1, 2005 in order to provide pro forma information in years prior to fiscal 2006. The Company continues to use the Black-Scholes model to value employee stock options granted in 2006 and 2007 under the provisions of SFAS No. 123 (R).

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (year ending September 30, 2008 for the Company). We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Statement Assets and Financial Liabilities (as amended).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect to adopt this new standard.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106 or Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

In September 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The Task Force reached a consensus that (i) a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract, (ii) that a policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The Task Force also noted that any amount that ultimately would be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract and (iii) that a policyholder should not discount the cash surrender value component of the

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the holder of the policy continues to participate in the changes in the cash surrender value as it had done prior to the surrender request. The Company is reviewing the terms of its life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

In March 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” The Task Force reached a consensus that (i) an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee and (ii) an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Task Force observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any; adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted.

Reclassifications

Certain reclassifications were made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

2.    Discontinued Operations and Divestitures

In June 2005, the Company sold the operating assets and liabilities of Scanalytics, which made up the previously reported “Other software” entire segment for net proceeds of approximately $446,000. Accordingly, the Company has classified the Scanalytics business as a “Discontinued Operation” in accordance with the guidance provided in SFAS No. 144. The operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and related notes to the consolidated financial statements for all periods presented. The operating loss of $131,000 incurred by Scanalytics in 2005 was partially offset by a gain on the sale of assets of the business of $114,000, resulting in the loss from discontinued operations of $17,000 in 2005.

Summarized financial information of the Company’s discontinued operations is as follows:

Discontinued Operations:	2005
(Amounts in thousands)
Sales:
Product	$745
Service	8

Total sales	753
Net loss from discontinued operations	(17)
Assets	—
Capital expenditures	13
Depreciation and amortization	8

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

3.    Investments

At September 30, 2007 and 2006, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2007
Bonds and municipal revenue notes	$7,690	—	$7,690

Total	$7,690	$—	$7,690

September 30, 2006
Bonds and municipal revenue notes	$2,173	—	$2,173

Total	$2,173	$—	$2,173

	Short-term	Long-term	Total
September 30, 2007
Held-to-maturity	$7,690	$—	$7,690

	$7,690	$—	$7,690

	Short-term	Long-term	Total
September 30, 2006
Held-to-maturity	$2,173	$—	$2,173

	$2,173	$—	$2,173

Net unrealized gains on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. This change in unrealized gain (loss) amounted to $-0-, $-0-, $16,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

At September 30, 2007, the cost and estimated fair values of short-term held-to-maturity debt by contractual maturity were as follows (in thousands):

	Cost	Fair Value
Less than one year	$7,690	$7,690
Mature in 1-2 years	—	—
Mature in 2-5 years	—	—

Total	$7,690	$7,690

4.    Inventories

Inventories consist of the following:

	September 30,
	2007	2006
	(Amounts in thousands)
Raw materials	$1,716	$1,329
Work-in-process	351	1,379
Finished goods	4,005	4,699

Total	$6,072	$7,407

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

5.    Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Unrealized Gain (Loss) on Available-for-sale Securities	Effect of Foreign Currency Translation	Minimum Pension /SFAS No. 158 Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2004	$29	$(1,588)	$(2,869)	$(4,428)
Change in period	16	(171)	743	588
Tax effect of change in period	—	—	209	209

Balance September 30, 2005	$45	$(1,759)	$(1,917)	$(3,631)
Change in period	(45)	403	95	453
Tax effect of change in period	—	—	(88)	(88)

Balance September 30, 2006	$—	$(1,356)	(1,910)	$(3,266)
Change in period	—	649	1,170	1,819
Tax effect of change in period	—	—	(201)	(201)

Balance September 30, 2007	$—	$(707)	(941)	$(1,648)

6.    Income Taxes:

The components of income from continuing operations before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2007	2006	2005
	(Amounts in thousands)
Income from continuing operations before income tax:
U.S.	$5,835	$637	$378
Foreign	1,454	207	909

	$7,289	$844	$1,287

Income tax expense (benefit):
Current:
Federal	$1,104	$72	$56
State	105	—	11
Foreign	570	137	267

	$1,779	209	334

Deferred:
Federal	991	(829)	74
State	484	(464)	—
Foreign	(14)	(47)	109

	1,461	(1,340)	183

	$3,240	$(1,131)	$517

There was no significant income tax benefit allocated to the discontinued operation for the year ended September 30, 2005.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

Reconciliation of “expected” income tax expense (benefit) from continuing operations to “actual” income tax expense (benefit) is as follows:

	Years Ended September 30,
	2007		2006		2005
	(Amounts in thousands)
Computed “expected” tax expense (benefit) from continuing operations	$2,478	34.0%	$287	34.0%	$438	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	361	5.0	(306)	(36.3)	7	0.6
Foreign operations	61	0.8	19	2.3	67	5.2
Change in valuation allowance	433	6.0	(1,257)	(149.1)	(29)	(2.3)
Permanent differences	(63)	(0.9)	11	1.4	(22)	(1.8)
Inventory	(230)	(3.2)	—	—	—	—
Stock-based compensation	56	0.8	44	5.2	—	—
Other items	144	2.0	71	8.4	56	4.4

Income tax expense (benefit) from continuing operations	$3,240	44.5%	$(1,131)	(133.9)%	$517	40.1%

The Company recorded a consolidated income tax expense of $3.2 million in fiscal year 2007 reflecting an effective tax rate of 44.5% compared to a tax benefit of $1.1 million in fiscal year 2006 with an effective tax rate of (133.9%) and $517 thousand for fiscal year 2005, with an effective tax rate of 40.1%. We utilized approximately $1.5 million of our net operating loss carryovers which were applied against our 2007 U.S. taxable income. Our 2006 effective rate was lower than the U.S. statutory rate due to the reversal of $1.4 million of our valuation allowance related to U.S. deferred tax assets and a corresponding benefit recognized primarily due to our projection of significant income for fiscal year 2007 in our Systems segment due to a significant sales contract that was fulfilled in 2007.

For the years ended September 30, 2007 and 2006, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2007	September 30, 2006
	(Amounts in thousands)
Deferred tax assets:
Deferred compensation	$2,084	$2,149
Other reserves and accruals	376	518
Inventory capitalization and reserves	223	782
State credits, net of federal benefit	88	48
Federal and state net operating loss carryforwards	69	375
Federal capital loss carryover	280	10
Foreign net operating loss carryforwards	3,344	3,051
Foreign tax credits	44	40
Depreciation and amortization	255	246

Gross deferred tax assets	6,763	7,219
Less: valuation allowance	(6,280)	(5,531)

Realizable deferred tax asset	483	1,688
Deferred tax liabilities:
Goodwill	(307)	(236)
Pension	(81)	—
Reserves	(279)	—

Gross deferred tax liabilities	(667)	(236)

Net deferred tax assets (liabilities )	$(184)	$1,452

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The deferred tax valuation allowance increased by $800 thousand from $5.5 million at September 30, 2006 to $6.3 million at September 30, 2007. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2008 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets.

As of September 30, 2007 and 2006, the Company had net operating loss carryforwards for state tax purposes of approximately $1.1 million and $3.6 million, respectively which are available to offset future taxable income through 2025. As of September 30, 2007, the Company also has state investment tax credits of approximately $72,000, which do not expire.

As of September 30, 2007, the Company had U.K. net operating loss carryforwards of approximately $10.7 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.1 million and $1.6 million at September 30, 2007 and 2006, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2007	September 30, 2006
	(Amounts in thousands)
Leasehold improvements	$377	$547
Equipment	8,030	5,053
Automotive equipment	58	36

	8,465	5,636
Less accumulated depreciation	7,421	4,495

Property, equipment and improvements, net	$1,044	$1,141

Depreciation expense was $655,000, $578,000, and $596,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2007	2006
	(Amounts in thousands)
Accounts payable	$3,989	$4,938
Commissions	169	172
Compensation and fringe benefits	2,564	1,696
Professional fees and shareholders’ reporting costs	766	765
Taxes, other than income	325	265
Warranty (See note 15)	557	125
Other	703	418

	$9,073	$8,379

9.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. The 2003 Plan and 2007 Plan also provide for awards of restricted and unrestricted stock. Under all of the stock option plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock option plans have a ten year life, options issued under any of the stock option plans are not affected by termination of the plan.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The Company generally issues stock options at their fair market value on the date of grant. Stock options granted pursuant to the Company’s stock option plans vest over four years and expire ten years from the date of grant, except for options granted to non-employee directors, which vest after six months and expire three years from the date of grant. The Company provides an annual non-discretionary grant of 2,500 to each of the non-employee directors as part of the directors’ annual compensation.

In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vest over a period of four years and expire ten years from the date of grant.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of restricted and unrestricted stock based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which generally did not require recognition of expense related to stock-based payments, for stock options granted at fair market value. Accordingly, the Company recognized no expense related to stock-based compensation prior to the adoption of SFAS 123(R). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year that ended on September 30, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense incurred and recognized under SFAS No. 123(R) for the years ended September 30, 2007 and 2006 related to employee stock options granted to employees and non-employee directors under the company’s employee stock option and employee stock purchase plans totaled approximately $350,000 and $286,000, respectively. There was no stock-based compensation expense incurred during the year ended September 30, 2005. SFAS 123(R) requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense under SFAS No. 123(R) in the Company’s statements of operations:

	For the Years ended
	September 30, 2007	September 30, 2006
Cost of sales	$12	$6
Engineering and development	49	25
Selling, general and administrative	289	255

Total	$350	$286

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options, at the time of grant. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. For the year ended September 30, 2007, the Company granted 28,350 share options to employees and 10,000 share options to non-employee directors. For the year ended September 30, 2006 the Company granted 38,000 share options to employees, and 10,000 shares to non-employee directors. The table below summarizes the assumptions used to value these options:

For the Years ended
	September 30, 2007	September 30, 2006
Expected volatility	60%	60%
Expected dividend yield	—	—
Risk-free interest rate	4.51%-4.69%	4.28%-4.87%
Expected term (in years)	2.3-6.0	2.3-6.0

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

The risk-free interest rate assumptions are based on U.S. Treasury rates determined at the date of option grant.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon the historical weighted average of the actual terms that stock options were outstanding during the period from September 1995 to September 30, 2007. Management believes historical data is representative of the expected term of options granted for the years ended September 30, 2007 and 2006.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2007 and 2006 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the three-year period ended September 30, 2007.

The Company issues new shares upon the exercise of stock options.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The following is a summary of stock option activity for the three years ended September 30, 2007:

	Weighted average exercise price of shares under plans	Weighted average fair value of options granted during the year	Number of Shares
			2007 Plan	2003 Plan	1997 Plan	1991 Plan	Non Qualified Stock Options	Total
Outstanding September 30, 2004	$4.81		—	4,000	198,500	232,956	75,000	510,456
Granted	$9.69	$4.46	—	95,000	—	—	—	95,000
Expired or forfeited	$9.17		—	(1,500)	(500)	(3,032)	—	(5,032)
Exercised	$4.97			—	(12,100)	(68,417)	(16,250)	(96,767)

Outstanding September 30, 2005	$5.15		—	97,500	185,900	161,507	58,750	503,657
Granted	$6.64	$3.50	—	48,000	—	—	—	48,000
Expired or forfeited	$—		—	—	—	—	—	—
Exercised	$5.41		—	—	(4,000)	(32,355)	—	(36,355)

Outstanding September 30, 2006	$5.75		—	145,500	181,900	129,152	58,750	515,302
Granted	$9.87	$5.21	—	37,750	600	—	—	38,350
Expired or forfeited	$7.05		—	(1,875)	—	—	—	(1,875)
Exercised	$4.21		—	(5,875)	(54,850)	(50,896)	(14,000)	(125,621)

Outstanding September 30, 2007	$6.57		—	175,500	127,650	78,256	44,750	426,156

Available for future grants			250,000	18,625	100	—	—	268,725
Exercisable	$6.02		—	89,750	126,150	78,256	44,750	338,906
Weighted average contractual term of exercisable options								3.4 years
Aggregate intrinsic value of exercisable options								$724,383

As of September 30, 2007, unrecognized stock based compensation related to stock options was approximately $355,000. This cost is expected to be expensed over a weighted average period of 2.3 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2007 and 2006 was $643,000 and $86,000.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.25—$3.375	44,750	5.66	$2.70	44,750	$2.70
$3.3751—$4.50	35,350	3.06	$4.24	35,350	$4.24
$4.5001—$5.625	92,050	2.19	$5.01	91,050	$5.01
$5.6251—$6.75	115,756	3.32	$6.40	89,756	$6.38
$6.7501—$7.875	13,000	2.91	$7.17	11,500	$7.16
$7.8751—$9.00	8,000	0.40	$7.93	8,000	$7.93
$9.0001—$10.125	104,250	7.77	$9.85	48,500	$10.00
$10.1251—$11.25	13,000	4.06	$10.97	10,000	$11.00

	426,156	4.34	$6.57	338,906	$6.02

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The following table is the non-vested stock options activity for the year ended September 30, 2007:

	Options	Weighted Average Fair Value
Non-vested at September 30, 2006	121,937	$4.25
Activity in 2007
Granted	38,250	$5.21
Vested	(71,062)	$4.06
Forfeited	(1,875)	$3.95

Non-vested at September 30, 2007	87,250	$4.92

Pro forma Information under SFAS No. 123.

The following table illustrates the pro forma effect on net income and net income per share for the year ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123.

Amounts	For the Year Ended September 30, 2005
Net income	$753
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(182)
Add: Total stock-based employee compensation expense included in reported net income	—

Pro forma net income	$571

Net income per share:
Basic, as reported	$0.21

Diluted, as reported	$0.20

Basic, pro forma	$0.16

Diluted, pro forma	$0.15

Weighted average shares outstanding—basic	3,619

Weighted average shares outstanding—diluted	3,822

The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the Year Ended September 30, 2005
Risk-free interest rate	3.63%
Expected dividend yield	—
Expected volatility	48.4%
Expected life (years)	5
Weighted average value of options granted during the period	$4.46

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

10.    Stock Purchase Plan

In October 1997, the board of directors of the Company adopted an Employee Stock Purchase Plan (the 1997 Purchase Plan), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The compensation expense recorded for options granted pursuant to the 1997 Purchase Plan for the year ended September 30, 2007 was $88 thousand. For the years ended September 30 2007, 2006 and 2005, 28,749, 28,607 and 14,257 shares were issued pursuant to the 1997 Purchase Plan, respectively. Since inception of the plan, 171,611 shares have been issued under the 1997 Purchase Plan as of September 30, 2007.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1 million and $1.1 million as of September 30, 2007 and 2006, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

At September 30, 2007, our pension plan in the United Kingdom was the only plan with assets, holding investments of approximately $9.8 million. The Company’s investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The portfolio is managed to achieve optimal diversity. The following table presents the percentages of the fair value of plan assets by investment category as of September 30:

Percentage of plan assets
Global equity securities	86.0%
Debt securities	7.2%
Cash	6.8%

Total	100.0%

As of September 30, 2007, our actual asset mix approximated our target mix.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic			International
	September 30,			September 30,
	2007	2006	2005	2007	2006	2005
Discount rate:	6.25%	6.00%	5.75%	5.67%	4.64%	4.90%
Expected return on plan assets:	—%	—%	—%	6.80%	5.75%	6.25%
Rate of compensation increase:	—%	—%	—%	1.90%	2.00%	2.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic			International
	September 30,			September 30,
	2007	2006	2005	2007	2006	2005
Discount rate:	6.00%	5.75%	6.00%	4.64%	4.90%	5.60%
Expected return on plan assets:	—%	—%	—%	5.75%	6.25%	6.70%
Rate of compensation increase:	—%	—%	—%	2.00%	2.00%	3.00%

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Years Ended September 30
	2007			2006			2005
	Foreign	U.S.	Total	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$123	$7	$130	$118	$7	$125	$87	$7	$94
Interest cost	673	142	815	576	143	719	618	150	768
Expected return on plan assets	(490)	—	(490)	(402)	—	(402)	(355)	—	(355)
Amortization of:
Prior service costs/(gains)	(6)	—	(6)	(121)	—	(121)	(121)	—	(121)
Amortization of net loss	39	47	86	45	86	131	147	59	206

Net periodic benefit cost	$339	$196	$535	$216	$236	$452	$376	$216	$592

Post Retirement:
Service cost	$—	$65	$65	$—	$55	$55	$—	$50	$50
Interest cost	—	47	47	—	34	34	—	29	29
Expected return on plan assets	—	—	—	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—	—	—	—
Net transition asset	—	138	138	—	58	58	—	75	75

Net periodic benefit cost	$—	$250	$250	$—	$147	$147	$—	$154	$154

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(1090)	$(84)	$(1,174)	$23	$(118)	$(95)	$(1,001)	$258	$(743)

Post Retirement:
Increase in minimum liability included in comprehensive income (loss)	$—	$4	$4	$—	$—	$—	$—	$—	$—

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The following table presents an analysis of the changes in 2007 and 2006 of the benefit obligation, the plan assets and the funded status of the plans:

	For the Years Ended September 30
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (PBO)
Balance beginning of year	$13,170	$2,368	$15,538	$11,693	$2,492	$14,185
Service cost	123	7	130	118	7	125
Interest cost	673	142	815	576	143	719
Changes in actuarial assumptions	(887)	(37)	(924)	257	(32)	225
Foreign exchange impact	1,293	—	1,293	730	—	730
Benefits paid	(228)	(266)	(494)	(204)	(242)	(446)

Projected benefit obligation at end of year	$14,144	$2,214	$16,358	$13,170	$2,368	$15,538

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,110	—	$8,110	$6,840	—	$6,840
Actual gain on plan assets	1,017	—	1,017	802	—	802
Company contributions	141	266	407	218	242	460
Foreign exchange impact	790	—	790	454	—	454
Benefits paid	(228)	(266)	(494)	(204)	(242)	(446)

Fair value of plan assets at end of year	$9,830	$—	$9,830	$8,110	$—	$8,110

Funded status	$(4,314)	$(2,214)	$(6,528)	$(5,060)	$(2,368)	$(7,428)
Unamortized net loss	—	—	—	2,114	140	2,254

Net amount recognized	$(4,314)	$(2,214)	$(6,528)	$(2,946)	$(2,228)	$(5,174)

Post Retirement:
Change in project benefit obligation (PBO):
Balance beginning of year	$—	$659	$659	$—	$598	$598
Service cost	—	65	65	—	55	55
Interest cost	—	47	47	—	34	34
Changes in actuarial assumptions	—	55	55	—	(28)	(28)
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$826	$826	$—	$659	$659

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$(826)	$(826)	$—	$(659)	$(659)
Unamortized net loss	—	—	—	—	87	87

Net amount recognized	$—	$(826)	$(826)	$—	$(572)	$(572)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The amounts recognized in the consolidated balance sheet consist of:

	For the Years Ended September 30
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,314)	$(2,214)	$(6,528)	$(4,837)	$(2,368)	$(7,205)
Accumulated other comprehensive income	800	56	856	1,891	140	2,031

Net amount recognized	$(3,514)	$(2,158)	$(5,672)	$(2,946)	$(2,228)	$(5,174)

Post Retirement:
Accrued benefit liability	$—	$(826)	$(826)	$—	$(572)	$(572)
Accumulated other comprehensive income	—	4	4	—	—	—

Net amount recognized	$—	$(822)	$(822)	$—	$(572)	$(572)

Total pension and post retirement:
Accrued benefit liability	$(4,314)	$(3,040)	$(7,354)	$(4,837)	$(2,940)	$(7,777)
Accumulated other comprehensive income	800	60	860	1,891	140	2,031

Net amount recognized	$(3,514)	$(2,980)	$(6,494)	$(2,946)	$(2,800)	$(5,746)

The decrease in the under funded status of the pension plans in 2007 resulted primarily from actuarial gains and losses. In fiscal 2007, the Company revised its estimate of the PBO for certain UK plan members whose benefits were partially transferred to the UK government plan. This change in estimate of approximately $599 thousand is included above as a change in actuarial assumptions in PBO.

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2007	2006
	(Amounts in thousands)
Current accrued benefit liability	$495	$494
Noncurrent accrued benefit liability	6,859	7,283

Total accrued benefit liability	$7,354	$7,777

We adopted the recognition and disclosure provisions of SFAS No. 158 as of September 30, 2007. The incremental effect that the adoption of SFAS No. 158 had on the Company’s balance sheet as of September 30, 2007 was as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Pension & retirement plan liability	$7,198	$156	$7,354
Deferred income taxes	715	(48)	667
Total liabilities	20,999	108	21,107
Accumulated other comprehensive income	(1,540)	(108)	(1,648)
Total shareholders’ equity	$25,442	$(108)	$25,334

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

As of September 30, 2007 the amount included in accumulated other comprehensive income, consisted of deferred net losses totaling $941 thousand.

The amount of deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2008, is approximately $56,000.

Cash Flows

Contributions

The Company expects to contribute $414 thousand to its pension plan and $96 thousand to its other postretirement benefit plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2008	$377
2009	417
2010	430
2011	469
2012	444
Thereafter	$5,217

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $251,000, $244,000 and $239,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

12.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2008	$1,298
2009	635
2010	497
2011	8
2012 and thereafter	—

$2,438

Occupancy expenses under the operating leases approximated $1.7 million in 2007, $1.4 million in 2006 and $1.9 million in 2005.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

Common Stock Repurchase

On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 additional shares of the outstanding common stock at market price. The Company has repurchased 139,300 shares, or 70% of the total shares authorized to be purchased as of September 30, 2007. The timing of common stock purchases are made at the discretion of management. As of November 13, 2007, the Board of Directors authorized the Company to repurchase up to 250,000 additional shares of outstanding common stock at market price.

13.    Segment and Geographical Information

The following table presents certain operating segment information (amounts in thousands).

Fiscal Years Ended September 30,	Systems	Service and system integration	Consolidated Total
2007
Sales:
Product	$21,193	$58,341	$79,534
Service	940	13,564	14,504

Total sales	22,133	71,905	94,038
Profit from operations	5,181	1,371	6,552
Assets	19,620	26,821	46,441
Capital expenditures	317	203	520
Depreciation	262	393	655

2006
Sales:
Product	$6,245	$49,014	$55,259
Service	2,704	10,974	13,678

Total sales	8,949	59,988	68,937
Profit (loss) from operations	(224)	642	418
Assets	15,253	23,197	38,450
Capital expenditures	212	340	552
Depreciation	209	367	576

2005
Sales:
Product	$8,028	$36,133	$44,161
Service	1,386	11,943	13,329

Total sales	9,414	48,076	57,490
Profit from operations	392	669	1,061
Assets	11,342	19,602	30,944
Capital expenditures	202	416	618
Depreciation	236	360	596

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

The following table details the Company’s sales by operating segment for fiscal years September 30, 2007, 2006 and 2005. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2007	North America	Europe	Asia	Total	% of Total
Systems	$19,293	$—	$2,840	$22,133	24%
Service and System Integration	31,986	39,863	56	71,905	76%

Total	$51,279	$39,863	$2,896	$94,038	100%

% of Total	55%	42%	3%	100%

2006	North America	Europe	Asia	Total	% of Total
Systems	$7,148	$—	$1,801	$8,949	13%
Service and System Integration	29,784	30,123	81	59,988	87%

Total	$36,932	$30,123	$1,882	$68,937	100%

% of Total	54%	44%	2%	100%

2005	North America	Europe	Asia	Total	% of Total
Systems	$6,746	$147	$2,521	$9,414	16%
Service and System Integration	22,005	26,025	46	48,076	84%

Total	$28,751	$26,172	$2,567	$57,490	100%

% of Total	50%	46%	4%	100%

Long-lived assets by geographic location at September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
	(Amounts in thousands)
North America	$3,492	$3,567
Europe	331	353

Totals	$3,823	$3,920

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2007, 2006 and 2005.

	For the Years Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Raytheon Corporation	$18.1	19%	$1.6	2%	$2.7	5%
Atos Origin GmbH	$13.7	15%	$9.3	14%	$5.6	10%
Kabel Deutschland	$8.0	9%	$8.0	12%	$2.7	5%

14.    Restructuring Expense

Early in the third quarter of 2006, Vodaphone, an integration services customer of our German subsidiary, significantly reduced their contract service levels in order to reduce costs. The Company, in response to this reduction in revenues, initiated a staff reduction of three engineers. In connection with this initiative, the

Company accrued a restructuring charge of $243,000 in the third quarter of fiscal 2006, which was charged to service cost of sales. This amount consists of termination payments to the affected engineers. In the fourth

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

quarter of 2006, the Company finalized its review of operations at our German subsidiary and reduced the staff there by an additional engineer. The total restructuring charge accrued in connection with the termination of the four affected engineers was approximately $516,000, approximately $273,000 of which was unpaid and accrued in the fourth quarter. The accrued liability was paid in full in FY 2007. The Company does not expect any further restructuring charges related to the loss of Vodaphone in 2007.

15.    Valuation and Qualifying Accounts

The Company had the following activity for the allowance for doubtful accounts:

	Years ended September 30
	2007	2006	2005
	(Amounts in thousands)
Balance beginning of year	$77	$89	$180
Charged to (income) expense	94	58	(31)
Usage	(39)	(69)	(53)
Exchange movement	1	(1)	(7)

Balance end of year	$133	$77	$89

The Company had the following activity for the warranty reserve:

Year ended September 30, 2007
(in thousands)
Balance beginning of year	$125
Charged to (income) expense	465
Usage	(38)
Exchange movement	5

Balance end of year	$557

16.    Quarterly Results of Operations (Unaudited)

Following is a summary of the quarterly results of operations for the years ended September 30, 2007 and 2006:

	December 31	March 31	June 30	September 30	Total
	(Amounts in thousands, except per share amounts)
2007
Net Sales	$21,131	$18,818	$25,944	$28,145	$94,038
Gross Profit	5,683	4,160	5,702	7,810	23,355
Net income	978	255	882	1,934	4,049
Net income per share—diluted(a)	$0.25	$0.07	$0.22	$0.49	$1.03

2006
Net Sales	$15,096	$17,647	$18,556	$17,638	$68,937
Gross Profit	3,049	4,767	3,397	3,618	14,831
Net income (loss)	(546)	1,033	(44)	1,532	1,975
Net income (loss) per share—diluted(a)	$(0.15)	$0.27	$(0.01)	$0.40	$0.52

(a)	Earnings per common share are computed independently for each of the periods presented and therefore may not add up to the total for the year.