Form 10-Q
period 2007-12-31
CSP INC /MA/
filed 2008-02-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

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

As of February 8, 2008, the registrant had 3,802,343 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2007 (unaudited) and September 30, 2007	3

	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2007 and 2006	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended December 31, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2007 and 2006	6

	Notes to Unaudited Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	20

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,585	$13,687
Short-term investments	5,445	7,690
Accounts receivable, net of allowances of $148 and $133	9,648	10,678
Inventories	5,834	6,072
Refundable income taxes	415	27
Deferred income taxes	229	229
Other current assets	1,146	1,587
Total current assets	37,302	39,970
Property, equipment and improvements, net	1,083	1,044

Other assets:
Goodwill	2,779	2,779
Deferred income taxes	260	254
Cash surrender value life insurance	2,117	2,045
Other assets	299	349
Total other assets	5,455	5,427
Total assets	$43,840	$46,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,125	$9,073
Deferred revenue	1,964	3,461
Pension and retirement plans	507	495
Deferred income taxes	279	279
Income taxes payable	−	552
Total current liabilities	10,875	13,860
Pension and retirement plans	6,942	6,859
Deferred income taxes	408	388
Other non-current liabilities	260	−
Total Liabilities	18,485	21,107

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares;
issued and outstanding 3,781 and 3,812 shares, respectively	38	39
Additional paid-in capital	11,514	11,707
Retained earnings	15,533	15,236
Accumulated other comprehensive loss	(1,730)	(1,648)
Total shareholders’ equity	25,355	25,334
Total liabilities and shareholders’ equity	$43,840	$46,441

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2007	December 31, 2006
Sales:
Product	$14,230	$17,636
Services	3,709	3,495
Total sales	17,939	21,131

Cost of sales:
Product	11,763	13,161
Services	2,801	2,287
Total cost of sales	14,564	15,448
Gross profit	3,375	5,683

Operating expenses:
Engineering and development	642	545
Selling, general and administrative	3,262	3,382
Total operating expenses	3,904	3,927
Operating income (loss)	(529)	1,756

Other income (expense):
Foreign exchange gain (loss)	1	(6)
Other income (expense), net	130	75
Total other income (expense), net	131	69
Income (loss) before income taxes	(398)	1,825
Income tax (benefit) expense	(139)	847
Net income (loss)	$(259)	$978
Net income (loss) per share - basic	$(0.07)	$0.26
Weighted average shares outstanding - basic	3,802	3,726
Net income (loss) per share - diluted	$(0.07)	$0.25
Weighted average shares outstanding - diluted	3,802	3,893

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2007
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)

Balance as of September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334
Comprehensive income (loss):
Net income (loss)	—	—	—	(259)	—	(259)	$(259)
Other Comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	(117)	(117)	(117)
Minimum pension liability	—	—	—	—	35	35	35
Total Comprehensive income (loss)	—	—	—	—	—	—	$(341)

Stock-based compensation	—	—	64	—	—	64
Issuance of shares under employee stock purchase plan	14	—	87	—	—	87
Purchase of treasury stock	(45)	(1)	(344)	—	—	(345)
Cumulative impact from adoption of FIN 48	—	—	—	556	—	556
Balance as of December 31, 2007	3,781	$38	$11,514	$15,533	$(1,730)	$25,355

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(259)	$978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	140	165
(Gain) loss on foreign currency transactions	(1)	6
Non-cash changes in accounts receivable	18	27
Stock-based compensation expense	64	64
Deferred income taxes	18	381
Increase in cash surrender value of life insurance	−	(1)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,109	2,906
Decrease (increase) in inventories	236	(388)
Increase in refundable income taxes	(27)	(18)
Decrease in other current assets	398	279
Decrease in accounts payable and accrued expenses	(915)	(772)
Decrease in deferred revenue	(1,511)	(707)
Increase in pension and retirement plans	65	67
(Decrease) increase in income taxes payable	(92)	484
Net cash provided by (used in) operating activities	(757)	3,471

Cash flows from investing activities:
Purchases of held-to-maturity securities	(5,325)	(3,200)
Maturities of held-to-maturity securities	7,570	1,775
Change in cash surrender value of officer life insurance	(72)	(17)
Purchases of property, equipment and improvements	(177)	(178)
Net cash provided by (used in) investing activities	1,996	(1,620)

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock purchase plan	87	96
Purchase of treasury stock	(345)	−
Net cash provided by (used in) financing activities	(258)	96
Effects of exchange rate changes on cash	(83)	284
Net increase in cash and cash equivalents	898	2,231
Cash and cash equivalents, beginning of period	13,687	8,683
Cash and cash equivalents, end of period	$14,585	$10,914

Supplementary Cash flow information:

Cash paid for income taxes	$64	$18
Cash paid for interest	$89	$22

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

1.         Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

3.         Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the diluted weighted average number of common shares outstanding.

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
	December 31, 2007	December 31, 2006
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$(259)	$978

Weighted average number of shares outstanding - basic	3,802	3,726
Incremental shares from the assumed exercise of stock options	—	167
Weighted average number of shares outstanding - diluted	3,802	3,893
Net income (loss) per share from continuing operations - basic	$(0. 07)	$0.26
Net income (loss) per share from continuing operations - diluted	$(0. 07)	$0.25

For the three months ended December 31, 2006, options of 167,136 were included in the diluted net income per share calculation and 123,500 options were excluded. SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted income per share computation. Accordingly, for the three months ended December 31, 2007, due to our net loss, all of our outstanding options of 208,770 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	December 31, 2007	September 30, 2007
	(Amounts in thousands)
Raw materials	$1,564	$1,716
Work-in-progress	447	351
Finished goods	3,823	4,005
Total	$5,834	$6,072

5.        Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended December 31,
	2007	2006
	(Amounts in thousands)
Net income (loss)	$(259)	$978
Effect of foreign currency translation	(117)	201
Minimum pension liability	35	—
Comprehensive income (loss)	$(341)	$1,179

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31, 2007	September 30, 2007
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(824)	$(707)
Additional minimum pension liability	(906)	(941)
Accumulated Comprehensive income (loss)	$(1,730)	$(1,648)

6.         Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. For its US operations, the Company sponsors a 401(k) defined contribution plan for substantially all of its employees and provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits, derived out of cash surrender values from current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the defined benefit pension plans in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. In addition, in its US operations, the Company provides for officer death benefits through post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Our pension plan in the United Kingdom is the only plan with plan assets. The plan assets comprise a diversified mix of assets including corporate equities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2007			2006
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$20	$2	$22	$29	$2	$31
Interest cost	185	35	220	163	36	199
Expected return on plan assets	(127)	—	(127)	(120)	—	(120)
Amortization of:
Prior service costs/(gains)	(2)	—	(2)	(1)	—	(1)
Amortization of net loss	8	5	13	11	11	22

Net periodic benefit cost	$84	$42	$126	$82	$49	$131

Post Retirement:
Service cost	$—	$16	$16	$—	$14	$14
Interest cost	—	13	13	—	10	10
Amortization of prior service costs	—	—	—	—	7	7
Net periodic benefit cost	$—	$29	$29	$—	$31	$31

7.        Income Taxes

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.   At adoption of FIN 48, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption.  The cumulative effect of adoption of FIN 48, as of October 1, 2007, resulted in an increase to retained earnings of $556,000.

As of October 1, 2007, the total amount of unrecognized tax benefits was $260,000, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. There were no accrued interest and/or penalties in our tax provision for the quarter ended December 31, 2007, nor were there any accrued penalties and interest included in our liabilities for uncertain tax positions as of October 1, 2007 and December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. With few exceptions, our returns are no longer subject to U.S. federal, state, or non-U.S. income tax examinations for the years before 2004.

8.         Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
Three Months Ended December 31, 2007
Sales:
Product	$819	$13,411	$14,230
Service	63	3,646	3,709
Total sales	$882	$17,057	$17,939
Profit (loss) from operations	$(1,367)	$838	$(529)
Assets	$17,504	$26,336	$43,840
Capital expenditures	$76	$101	$177
Depreciation	$56	$84	$140

Three Months Ended December 31, 2006
Sales:
Product	$5,149	$12,487	$17,636
Service	394	3,101	3,495
Total sales	$5,543	$15,588	$21,131
Profit from operations	$1,308	$448	$1,756
Assets	$16,572	$22,689	$39,261
Capital expenditures	$133	$45	$178
Depreciation	$71	$94	$165

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of interest income and interest expense. All intercompany transactions have been eliminated.

The assets include deferred income tax assets and other financial instruments owned by the Company.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three month periods ended December 31, 2007 and 2006.

	For the Three Months Ended
	December 31, 2007				December 31, 2006
	Amount		% of Revenues		Amount	% of Revenues
	(Amounts in millions)
Atos Origin GmbH		$1.7	9%		$2.9	14%
Raytheon Corporation	$	−*	−	%	$5.0	24%

* Amount less than $100 thousand.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation and retirement plans, and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2007 Results of Operations

CSP Inc. operates in two segments:

•
Systems - the Systems segment consists of our MultiComputer division which designs, develops and manufactures signal processing computer platforms which are used primarily in military applications and the process control and data acquisition hardware business of our Modcomp division.

•
Service and System Integration - the Service and System Integration Segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Revenue decline of $3.2 million, or 15%, comparing the first quarter of fiscal year 2008 to 2007,

•	Operating loss of $529 thousand for the three months ended December 31, 2007 compared to operating income of $1.8 million in the comparable period of 2006.

•	Net loss of $259 thousand for the three months ended December 31, 2007 compared to net income of $978 thousand in the comparable period of 2006.

•
Net cash used by operating activities of $757 thousand for the three months ended December 31, 2007 compared to net cash provided by operating activities for the comparable period of fiscal 2007 of $3.5 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2007 and 2006:

	December 31, 2007	% of sales	December 31, 2006	% of sales
Sales	$17,939	100%	$21,131	100%
Costs and expenses:
Cost of sales	14,564	81%	15,448	73%
Engineering and development	642	4%	545	3%
Selling, general and administrative	3,262	18%	3,382	16%
Total costs and expenses	18,468	103%	19,375	92%
Operating income (loss)	(529)	(3)%	1,756	8%
Other income	131	1%	69	1%
Income (loss) before income taxes	(398)	(2)%	1,825	9%
(Benefit) provision for income taxes	(139)	(1)%	847	4%
Net income (loss)	$(259)	(1)%	$978	5%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2007 and 2006:

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2007:
Product	$819	$13,411	$14,230	79%
Services	63	3,646	3,709	21%
Total	$882	$17,057	$17,939	100%
% of Total	5%	95%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended December 31, 2006:
Product	$5,149	$12,487	$17,636	83%
Services	394	3,101	3,495	17%
Total	$5,543	$15,588	$21,131	100%
% of Total	26%	74%	100%

	Systems	Service and System Integration	Total	% increase(decrease)
$ Increase (Decrease)
Product	$(4,330)	$924	$(3,406)	(19)%
Services	(331)	545	214	6%
Total	$(4,661)	$1,469	$(3,192)
% increase (decrease)	(84)%	9%	(15)%

Total revenues decreased by approximately $3.2 million, or 15%, in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Approximately $4.7 million of this decrease was in the Systems segment offset by an increase of approximately $1.5 million in the Service and System Integration Segment.

Product revenues decreased by $3.4 million, or 19% in the first quarter of fiscal year 2008 compared to the first quarter of fiscal 2007. Approximately $4.3 million of this decrease was in the Systems segment offset by an increase of $924 thousand in the Service and System Integration Segment.

The decrease in the Systems segment product revenues was due in large part to a decrease in sales to Raytheon of approximately $5 million, from approximately $5 million for the quarter ended December 31, 2006 to approximately $32 thousand for the quarter ended December 31, 2007. Offsetting this decrease, comparing the quarters ended December 31, 2007 to December 31, 2006, product sales to Kyokuto Boeki Kaisha (“KBK”) increased by $297 thousand to $413 thousand from $116 thousand, sales to General Dynamics were $187 thousand versus no sales in the first quarter of fiscal 2007 and product sales to Lockheed Martin increased by $116 thousand to $195 from $79 thousand.

The increase in the Service and System Integration segment product sales was primarily due to a $1.1 million increase in shipments of third-party products in the Systems and Solutions U.S. division. This increase was due in large part to a $1.2 million sale to a new customer. Offsetting this increase, product sales of the segment’s German division decreased by $133 thousand, due to a decrease in sales volume of $625 thousand, that was offset by the favorable exchange rate fluctuation of the Euro versus the US dollar which resulted in an increase of $492 thousand. The decrease in sales volume resulted from decreases in sales to its major customer Atos Origin GmbH.

Service revenues increased by $214 thousand, or 6% comparing the first quarter of fiscal year 2008 to the first quarter of fiscal 2007. Service revenues in the Systems segment decreased by $332 thousand due primarily to a decrease in royalty revenues from Lockheed, which were $306 thousand in the first quarter of fiscal 2007 and zero in the first fiscal quarter of 2008. Service revenues in the Service and System Integration segment increased by $545 thousand. This increase was due to increased service revenue in the German division of the segment of $334 thousand and increased service revenue in the US division of $182 thousand. The increase in the German division was due to the favorable exchange rate fluctuation of the Euro versus the US dollar which resulted in an increase of $234 thousand coupled with an increase in service sales volume of $100 thousand to Atos Origin. The increase in revenue in the US division was the result of several new IT service projects that were sold in the quarter ended December 31, 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Amounts in thousands)
	December 31,		December 31,		$ Increase/	% Increase
	2007	%	2006	%	(Decrease)	(Decrease)
North America	$9,589	54%	$13,303	63%	$(3,714)	(28)%
Europe	7,925	44%	7,712	37%	213	3%
Asia	425	2%	116	—	309	266%
Totals	$17,939	100%	$21,131	100%	$(3,192)	(15)%

The North American revenue decrease in the first quarter of 2008 versus the prior year quarter was primarily the result of the decrease in sales to Raytheon offset by the increase in sales in the US division of the Service and System Integration segment. The increase in sales in Europe was driven by the increased sales in the German division, where sales volume in Euros decreased by €406 which translated to $525. However the fluctuation in the exchange rate of the Euro versus the US dollar resulted in an increase in sales versus the prior year quarter of $726, for a net increase of $201 thousand in Europe sales. The sales volume and currency exchange fluctuation of sales from the UK division, denominated in British pounds were not significant. The increased Asia sales were the result of increased sales to KBK, also described above. There was no currency exchange rate fluctuation impact associated with Asia sales, because these sales were denominated in US dollars.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2007 and 2006:

		Service and
		System		% of
	Systems	Integration	Total	Total
For the three months ended December 31, 2007:
Product	$643	$11,120	$11,763	81%
Services	51	2,750	2,801	19%
Total	$694	$13,870	$14,564	100%
% of Total	5%	95%	100%
% of Sales	79%	81%	81%

Gross Margins:
Product	21%	17%	17%
Services	19%	25%	24%
Total	21%	19%	19%

		Service and
		System		% of
	Systems	Integration	Total	Total
For the three months ended December 31, 2006:
Product	$2,181	$10,980	$13,161	85%
Services	167	2,120	2,287	15%
Total	$2,348	$13,100	$15,448	100%
% of Total	15%	85%	100%
% of Sales	42%	84%	73%

Gross Margins:
Product	58%	12%	25%
Services	58%	32%	35%
Total	58%	16%	27%

		Service and
		System
	Systems	Integration	Total	%
Increase (decrease)
Product	$(1,538)	$140	$(1,398)	(10)%
Services	(116)	630	514	22%
Total	$(1,654)	$770	$(884)	(6)%
% Increase	(70)%	6%	(6)%
% of Sales	37%	(3)%	8%

Gross Margins:
Product	(37)%	5%	(8)%
Services	(39)%	(7)%	(11)%
Total	(37)%	3%	(8)%

Total cost of sales decreased by approximately $884 thousand for the quarter ended December 31, 2007, versus the quarter ended December 31, 2006, to $14.6 million down from $15.4 million in the prior year period. The decrease in cost of sales was due, overall, to the decrease in sales volume and revenues, reflecting an overall 8% decline in gross margin to 19% for the current year quarter versus 27% in the prior year quarter. This decrease in the overall gross margin was due to (i) the lower level of System segment sales as discussed above, coupled with the significant decline in the gross margins in the Systems segment which decreased from 58% gross margin for the quarter ended December 31, 2006 to 21% for the quarter ended December 31, 2007, a decline of 37% in the gross margin. The decline was due to low production levels associated with the low level of sales resulting in a higher volume of unabsorbed overhead charged to cost of sales.

Gross profit margins for the Service and System Integration segment increased by 3% gross margin from 16% for the prior year quarter to 19% for the current year quarter ended December 31, 2007. This increase was due primarily to higher product gross margin for this segment due primarily to a greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with greater sales volume of products that carry higher margins than those sold in the prior year quarter.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2007 and 2006:

	For the three months ended
	December 31,	% of	December 31,	% of	$ Increase	% Increase
	2007	Total	2006	Total	(Decrease)	(Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$642	100%	$536	98%	$106	20%
Service and System Integration	—	—%	9	2%	(9)	(100)%
Total	$642	100%	$545	100%	$97	18%

Engineering and development expenses increased $97 thousand, or 18%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase relates primarily to an increase in expenses related to outside consultants being utilized to assist with the development of the next generation 3000 SERIES product of the MultiComputer division in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the three months ended December 31, 2007 and 2006:

	For the Three Months Ended
	December 31, 2007	% of Total	December 31, 2006	% of Total	$ Increase	% Increase
By Operating Segment:	(Amounts in thousands)
Systems	$913	28%	$1,351	40%	(438)	(32)%
Service and System Integration	2,349	72%	2,031	60%	318	16%
Total	$3,262	100%	$3,382	100%	$(120)	(4)%

Total selling, general and administrative expenses decreased by $120 thousand, or 4%, in the first quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007. The $438 thousand decrease in the Systems segment was the result of lower audit fees of $281 thousand, lower bonus expense of $75 thousand and lower commission expense of approximately $100 thousand due to the lower sales volume, in the quarter ended December 31, 2007 versus the prior year quarter. The increase in Service and System Integration segment SG&A expense was due primarily to higher commission expenses related to the higher sales volume in the segment.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2007 and 2006:

	For the Three Months Ended
	December 31,	December 31,	$ Increase
	2007	2006	(Decrease)
	(Amounts in thousands)
Interest expense	($24)	($23)	$(1)
Interest income	170	109	61
Foreign exchange gain (loss)	1	(6)	7
Other income (expense), net	(16)	(11)	(5)
Total other income (expense), net	$131	$69	$62

Total other income (expense) increased $62 thousand for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase is primarily due to an increase in interest income related to higher balances of interest bearing assets during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Income Taxes

Income Tax Provision

The company recorded an income tax benefit of $139 thousand for the quarter ended December 31, 2007 reflecting an effective income tax benefit rate of 35% compared to an income tax provision of $847 thousand for the quarter ended December 31, 2006, which reflected an effective tax rate of 46%. Our benefit for the quarter ended December 31, 2007 was due to the carryback of the loss of our US operation for the quarter. For the quarter ended December 31, 2006, our effective tax rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability for fiscal 2008 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109, and consequently a valuation allowance has been recorded against certain deferred tax assets. We maintained a substantial valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by $1.3 million to $20 million as of December 31, 2007 compared to $21.4 million as of December 31, 2006. For the quarter ended December 31, 2007, we used approximately $757 thousand in operating activities compared to cash provided from operating activities of $3.5 million for the quarter ended December 31, 2006. Significant items that used cash in operating activities for the quarter ended December 31, 2007 included the net loss of $259 thousand, decrease in accounts payable of $915 thousand and a decrease in deferred revenue of $1.5 million; while sources of cash from operating activities included depreciation expense of $140 thousand, decrease in accounts receivable of $1.1 million, decrease in inventory of $236 thousand and decrease in other assets of $398 thousand. The cash provided by operating activities for the quarter ended December 31, 2006 was from net income of $ 1.0 million, decrease in accounts receivable of $2.9 million, depreciation expense of $165 thousand, increase in deferred income taxes of $381 thousand, decrease in other assets of $279 thousand and increase in taxes payable of $484 thousand, while cash used in operating activities was from an increase in inventories of $388 thousand, decrease in accounts payable and accrued items of $772 thousand and a decrease in deferred revenue of $707 thousand.

Approximately $2 million of net cash was provided from investing activities for the quarter ended December 31, 2007 compared to $1.6 million used in investing activities for the quarter ended December 31, 2006. For the quarter ended December 31, 2007, $7.6 million in cash was generated from maturities of held-to-maturity investments, while $5.3 million was used to purchase held-to-maturity investments and $177 thousand was used to purchase property and equipment. For the quarter ended December 31, 2006, purchases and maturities of held-to-maturity investments used net cash of $1.4 million and $178 thousand was used to purchases property and equipment.

Financing activities used $258 thousand for the quarter ended December 31, 2007 including $345 thousand used to buy back CSPI common stock, while $87 thousand was generated from issuance of common stock pursuant to the Company’s employee stock purchase plan. For the quarter ended December 31, 2006, approximately $96 thousand was provided from issuance of common stock pursuant to the Company’s employee stock purchase plan.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three month periods ended December 31, 2007 and 2006. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in our exposure to market risk during the quarter ended December 31, 2007.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 5, 2008. At the annual meeting, the elections of C. Shelton James and Alexander R. Lupinetti were submitted to a vote and approved by the shareholders. Mssrs. James and Lupinetti were elected as Class III directors for terms of three years with 2,714,175 shares voting for, 789,802 against and 2,700,496 shares voting for, 803,481 against, respectively.

Item 6. Exhibits

(a)	Exhibits

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 14, 2008	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: February 14, 2008	By:	/s/ GARY W. LEVINE
Gary W. Levine Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002