Form 10-Q
period 2008-03-31
CSP INC /MA/
filed 2008-05-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2008, the registrant had 3,790,981 shares of common stock issued and outstanding.

INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and September 30, 2007	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2008 and 2007	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended March 31, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2008	September 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,080	$13,687
Short-term investments	2,072	7,690
Accounts receivable, net of allowances of $100 and $133	16,861	10,678
Inventories	5,983	6,072
Refundable income taxes	163	27
Deferred income taxes	229	229
Other current assets	1,807	1,587
Total current assets	36,195	39,970
Property, equipment and improvements, net	1,051	1,044

Other assets:
Long term investments	4,800	−
Goodwill	2,779	2,779
Deferred income taxes	281	254
Cash surrender value of life insurance	2,172	2,045
Other assets	296	349
Total other assets	10,328	5,427
Total assets	$47,574	$46,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,812	$9,073
Deferred revenue	3,338	3,461
Pension and retirement plans	490	495
Income taxes payable	−	552
Deferred income taxes	279	279
Total current liabilities	13,919	13,860
Pension and retirement plans	7,231	6,859
Deferred income taxes	432	388
Other non current liabilities	260	−
Total liabilities	21,842	21,107

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; 7,500 shares authorized,
3,776 and 3,812 shares issued and outstanding , respectively	38	39
Additional paid-in capital	11,512	11,707
Retained earnings	15,722	15,236
Accumulated other comprehensive loss	(1,540)	(1,648)
Total shareholders’ equity	25,732	25,334
Total liabilities and shareholders’ equity	$47,574	$46,441

See accompanying notes to unaudited consolidated financial statements.

 CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales:
Product	$17,294	$15,422	$31,524	$33,058
Services	4,321	3,396	8,030	6,891
Total sales	21,615	18,818	39,554	39,949
Cost of sales:
Product	14,144	12,219	25,907	25,380
Services	3,333	2,439	6,135	4,726
Total cost of sales	17,477	14,658	32,042	30,106
Gross profit	4,138	4,160	7,512	9,843

Operating expenses:
Engineering and development	538	628	1,179	1,173
Selling, general and administrative	3,500	3,173	6,762	6,555
Total operating expenses	4,038	3,801	7,941	7,728
Operating income (loss)	100	359	(429)	2,115
Other income:
Foreign exchange gain	21	7	23	1
Other income, net	190	94	319	169
Total other income, net	211	101	342	170
Income (loss) before income taxes	311	460	(87)	2,285
Income tax expense (benefit)	122	205	(17)	1,052
Net income (loss)	$189	$255	$(70)	$1,233
Net income (loss) per share – basic	$0.05	$0.07	$(0.02)	$0.33
Weighted average shares outstanding – basic	3,792	3,748	3,797	3,737
Net income (loss) per share – diluted	$0.05	$0.07	$(0.02)	$0.32
Weighted average shares outstanding – diluted	3,847	3,917	3,797	3,905

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2008
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334
Comprehensive income:
Net loss	—	—	—	(70)	—	(70)	$(70)
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	56	56	56
Minimum pension liability					52	52	52
Total Comprehensive income	—	—	—	—	—	—	$38
Exercise of stock options	25	—	109	—	—	109
Stock-based compensation	—	—	147	—	—	147
Issuance of shares under employee stock purchase plan	14	—	87	—	—	87
Purchase of treasury stock	(75)	(1)	(538)	—	—	(539)
Cumulative impact from adoption of FIN 48	—	—	—	556	—	556
Balance as of March 31, 2008	3,776	$38	$11,512	$15,722	$(1,540)	$25,732

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(70)	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	323
Loss on disposal of fixed assets, net	3	1
Non-cash changes in accounts receivable	18	11
Non-cash compensation expense related to stock options	147	164
Deferred income taxes	35	824
Increase in cash surrender value of life insurance	−	(21)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,323)	(315)
Decrease (increase) in inventories	100	(1,833)
Increase in refundable income taxes	(70)	(51)
Increase in other current assets	(217)	(155)
Decrease in other assets	54	54
Increase (decrease) in accounts payable and accrued expenses	448	(96)
Increase (decrease) in deferred revenue	(291)	1,058
Increase in pension and retirement plans	91	163
Increase in income taxes payable	139	267
Net cash provided by (used in) operating activities	(4,651)	1,627

Cash flows from investing activities:
Purchases of held-to-maturity securities	(16,550)	(3,236)
Maturities of held-to-maturity securities	17,368	2,513
Change in cash surrender value of officer life insurance	(127)	(17)
Purchases of property, equipment and improvements	(270)	(284)
Net cash provided by (used in) investing activities	421	(1,024)

Cash flows from financing activities:
Proceeds from stock issued from the exercise of options	109	363
Proceeds from issuance of stock under employee stock purchase plan	87	96
Purchase of treasury stock	(539)	—
Net cash provided by (used in) financing activities	(343)	459
Effects of exchange rate changes on cash	(34)	328
Net increase (decrease) in cash and cash equivalents	(4,607)	1,390
Cash and cash equivalents, beginning of period	13,687	8,683
Cash and cash equivalents, end of period	$9,080	$10,073
Supplementary Cash flow information:
Cash paid for income taxes	$107	$58
Cash paid for interest	$89	$97

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2008 AND 2007

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

The reconciliation of the denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Amounts in thousands, except per share data)

Net income (loss)	$189	$255	$(70)	$1,233
Weighted average number of shares outstanding – basic	3,792	3,748	3,797	3,737
Incremental shares from the assumed exercise of stock options	55	169	−	168
Weighted average number of shares outstanding – diluted	3,847	3,917	3,797	3,905
Net income (loss) per share – basic	$0.05	$0. 07	$(0.02)	$0.33
Net income (loss) per share - diluted	$0.05	$0. 07	$(0.02)	$0.32

For the three and six months ended March 31, 2008, options of 169,000 and 149,000, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive. For the three and six months ended March 31, 2007, options of 329,000 and 345,000, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

	March 31, 2008	September 30, 2007
	(Amounts in thousands)
Raw materials	$1,109	$1,716
Work-in-progress	605	351
Finished goods	4,269	4,005
Total	$5,983	$6,072

5. Long-Term Investments

As of March 31, 2008, we held investments totaling $6.9 million (par value) which consist of long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). All of our auction rate securities were originally acquired during the six months ended March 31, 2008 and have final maturity dates ranging from 2027 to 2057.

Recent auctions for our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which generally results in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

 Our investment in auction rate securities as of March 31, 2008 was diversified across seven separate issues and each issue maintains scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which are the highest ratings issued by each respective rating agency. An aggregate $4.8 million (par value) of our auction rate securities which are classified as long term investments were issued by state agencies and are supported by student loans, for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP") or MBIA Insurance Co. The remaining $2.0 million are closed end, preferred auction securities secured by the assets of the closed end funds. These funds are legally required to maintain assets of 200% of the face value of the preferred auction securities. The issuers of these closed end, preferred auction securities have given us notice that $1.5 million will be redeemed in May 2008 and the remaining $500 thousand will be redeemed in the near future but no specific date has been set.

Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. As noted above we have been notified that some of our holdings will be redeemed. We are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, all of our auction rate securities not redeemed or not intended to be redeemed, have been classified as long-term investments. Assets so classified totaled $4.8 million as of March 31, 2008. The $2.0 million of closed end, preferred auction rate securities that are expected to be redeemed in 2008 were classified as short term investments and are included in current assets as of March 31, 2008.

6. Comprehensive Income

The components of comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Amounts in thousands, except per share data)
Net income (loss)	$189	$255	$(70)	$1,233
Effect of foreign currency translation	173	27	56	228
Minimum pension liability	17	−	52	−
Comprehensive income	$379	$282	$38	$1,461

The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2008	September 30, 2007
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(651)	$(707)
Additional minimum pension liability	(889)	(941)
Accumulated Comprehensive loss	$(1,540)	$(1,648)

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$22	$2	$24	$29	$2	$31
Interest cost	185	34	219	165	36	201
Expected return on plan assets	(124)	—	(124)	(121)	—	(121)
Amortization of:
Prior service costs	7	5	12	8	11	19
Net transition asset	(1)	—	(1)	2	—	2
Net periodic benefit cost	$89	$41	$130	$83	$49	$132

	For the Three Months Ended March 31
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)

Post Retirement:
Service cost	$—	$16	$16	$—	$14	$14
Interest cost	—	13	13	—	10	10
Amortization of:
Prior service costs	—	—	—	—	7	7
Net periodic benefit cost	$—	$29	$29	$—	$31	$31

	For the Six Months Ended March 31
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$43	$3	$46	$59	$4	$63
Interest cost	370	69	439	329	71	400
Expected return on plan assets	(251)	—	(251)	(240)	—	(240)
Amortization of:
Prior service costs	(3)	—	(3)	16	23	39
Net transition asset	14	9	23	—	—	—
Net periodic benefit cost	$173	$81	$254	$164	$98	$262

Post Retirement:
Service cost	$—	$32	$32	$—	$28	$28
Interest cost	—	26	26	—	20	20
Amortization of:
Prior service costs	—	1	1	—	15	15
Net periodic benefit cost	$—	$59	$59	$—	$63	$63

8. Income Taxes

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

As of October 1, 2007, the total amount of unrecognized tax benefits was $260,000, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. There were no accrued interest and/or penalties in our tax provision for the quarter ended December 31, 2007, nor were there any accrued penalties and interest included in our liabilities for uncertain tax positions as of October 1, 2007 and March 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. With few exceptions, our returns are no longer subject to U.S. federal, state, or non-U.S. income tax examinations for the years before 2004.

9. Segment Information

The following table presents certain operating segment information.

	Systems	Service and System Integration	Consolidated Total
Three Months Ended March 31, 2008
Sales:
Product	$1,237	$16,057	$17,294
Service	66	4,255	4,321
Total sales	$1,303	$20,312	$21,615
Operating Income (loss)	$(844)	$944	$100
Total assets	$16,183	$31,391	$47,574
Capital expenditures	$8	$85	$93
Depreciation	$60	$85	$145

Three Months Ended March 31, 2007
Sales:
Product	$2,161	$13,261	$15,422
Service	296	3,100	3,396
Total sales	$2,457	$16,361	$18,818
Operating Income	$98	$261	$359
Total assets	$17,235	$25,724	$42,959
Capital expenditures	$53	$53	$106
Depreciation	$64	$94	$158

Six Months Ended March 31, 2008
Sales:
Product	$2,055	$29,469	$31,524
Service	129	7,901	8,030
Total sales	$2,184	$37,370	$39,554
Operating Income (loss)	$(2,211)	$1,782	$(429)
Total assets	$16,183	$31,391	$47,574
Capital expenditures	$84	$186	$270
Depreciation	$116	$169	$285

Six Months Ended March 31, 2007
Sales:
Product	$7,310	$25,748	$33,058
Service	690	6,201	6,891
Total sales	$8,000	$31,949	$39,949
Operating Income	$1,406	$709	$2,115
Total assets	$17,235	$25,724	$42,959
Capital expenditures	$186	$98	$284
Depreciation	$135	$188	$323

Operating income (loss) is equal to sales, less: cost of sales, engineering and development and selling, general and administrative expenses, but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consists principally of investment income and interest expense. All intercompany transactions have been eliminated.

Total assets include deferred income tax assets and other financial instruments owned by the Company.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2008 and 2007.
	For the Three Months Ended						For the Six Months Ended
	March 31, 2008			March 31, 2007			March 31, 2008			March 31, 2007
	Amount		% of Revenues	Amount		% of Revenues	Amount		% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Raytheon Corporation	$	−*	− %	$	−*	− %	$	−*	− %	$5.1	13%
Atos Origin GmbH		$2.4	11%		$2.2	12%		$4.5	11%	$5.1	13%
Kabel Deutschland		$2.9	13%		$2.2	12%		$4.1	10%	$2.5	6%

* Less than $100 thousand

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

Results of Operations

Overview of the six months ended March 31, 2008 Results of Operations

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

Highlights include:

•	Revenue decreased by approximately $400 thousand, or 1%, to $39.6 million for the six months ended March 31, 2008 versus $39.9 million for the six months ended March 31, 2007.

•
The operating loss for the six months ended March 31, 2008 was $429 thousand versus operating income of $2.1 million for the six months ended March 31, 2007, for a decrease of approximately $2.5 million, or 120%.

•	The net loss for the six months ended March 31, 2008 was $70 thousand versus net income of $1.2 million for the six months ended March 31, 2007, for a decrease of approximately $1.3 million, or 106%.

•	Net cash used by operations was approximately $4.7 million for the six months ended March 31, 2008 compared to net cash provided by operations of $1.6 million for the comparable period of 2007.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2008 and 2007:

	March 31, 2008	% of sales	March 31, 2007	% of sales
Sales	$39,554	100%	$39,949	100%
Costs and expenses:
Cost of sales	32,042	81%	30,106	75%
Engineering and development	1,179	3%	1,173	3%
Selling, general and administrative	6,762	17%	6,555	17%
Total costs and expenses	39,983	101%	37,834	95%
Operating income (loss)	(429)	(1)%	2,115	5%
Other income	342	1%	170	1%
Income (loss) before income taxes	(87)	− %	2,285	6%
Provision for income taxes	(17)	− %	1,052	3%
Net income (loss)	$(70)	− %	$1,233	3%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2008 and 2007:

	Systems	Service and System Integration	Total		% of Total
For the six months ended March 31, 2008:
Product	$2,055	$29,469		$31,524	80%
Services	129	7,901		8,030	20%
Total	$2,184	$37,370		$39,554	100%
% of Total	6%	94%		100%

	Systems	Service and System Integration		Total	% of Total
For the six months ended March 31, 2007:
Product	$7,310	$25,748		$33,058	83%
Services	690	6,201		6,891	17%
Total	$8,000	$31,949		$39,949	100%
% of Total	20%	80%		100%

	Systems	Service and System Integration		Total	% increase (decrease)
Increase (Decrease)
Product	$(5,255)	$3,721		$(1,534)	(5)%
Services	(561)	1,700		1,139	17%
Total	$(5,816)	$5,421	$	(395)	(1)%
% increase (decrease)	(73)%	17%		(1)%

Total revenues decreased by approximately $395 thousand, or 1%, in the first six months of fiscal year 2008 compared to the same period of fiscal year 2007. Systems segment revenue decreased by approximately $5.8 million while Service and System Integration segment revenues increased by approximately $5.4 million.

Product revenues decreased by approximately $1.5 million, or 5% in the first six months of fiscal year 2008 compared to the first six months of fiscal 2007. Systems segment product revenue decreased by approximately $5.2 million of this while Service and System Integration segment product revenue increased by approximately $3.7 million.

The $5.2 million decrease in the Systems segment product revenue was primarily due to the decrease in sales to Raytheon of $5.0 million over the prior year period. Prior year sales to Raytheon were in connection with an order for sixteen systems that were shipped over the course of fiscal 2007. Sales to Raytheon for the six months ended March 31, 2008 were approximately $38,000 consisting of spare parts and repairs. In addition, sales to Kyokuto Boeki Kaisha (“KBK”) decreased by $1.2 million for the six months ended March 31, 2008 versus the prior year comparable period, while product sales to Lockheed Martin and General Dynamics increased by $721 thousand and $187 thousand, respectively.

The $3.7 million increase in the Service and System Integration segment product revenue was due to a $1.9 million increase in product sales from the segment’s German operations and a $1.8 million increase in shipments in the US operations. The German division increase was due in large part to the stronger Euro versus the US dollar during the six months ended March 31, 2008 versus the comparable period of fiscal 2007. This currency fluctuation accounted for approximately $1.4 million of the increase. The remaining $500 thousand increase was from increased sales volume, approximately $400 thousand of which was with existing large customers, primarily Kabel Deutschland and Arcor AG & Co, and approximately $100 thousand from new customers. In the US operation, the increase was driven primarily by sales to several large new customers which accounted for approximately $2.6 million of the increase. In addition, sales to the US division’s largest existing customer increased by $2.2 million. These increases were offset by total net decreases to all other customers totaling approximately $3.0 million.

Service revenues increased by approximately $1.1 million, or 17% for the first six months of fiscal year 2008 compared to the first six months of fiscal 2007. Service and System Integration segment service revenues increased by approximately $1.7 million, while service revenue in the Systems segment decreased by approximately $561 thousand. Approximately $1.5 million of the increase in the Service and System Integration segment was derived from the German operation, approximately $600 thousand of which was the result of the foreign currency fluctuation impact and approximately $800 thousand was due to increased sales volume. The increase in sales volume was driven substantially from sales to three new customers. In addition, $143 thousand of the increase in the Service and System Integration segment service revenue was from the US operation, which was driven primarily from sales to new customers. Service revenues in the Systems segment decreased primarily as a result of the absence of any royalty revenue from Lockheed Martin which totaled approximately $504 thousand for the six months ended March 31, 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	(Amounts in thousands)
	March 31, 2008%		March 31, 2007%		$ Increase/ (Decrease)		% Increase (Decrease)
North America	$19,220	49%	$21,806	55%		$(2,586)	(12)%
Europe	19,344	49%	15,960	40%		3,384	21%
Asia	990	2%	2,183	5%		(1,193)	(55)%
Totals	$39,554	100%	$39,949	100%	$	(395)	(1)%

North American revenue, in the first six months of fiscal 2008, decreased versus the comparable period of fiscal 2007, largely due to the decrease in sales in the Systems segment related to the decrease in sales to Raytheon of $5.0 million offset by the increases in sales to Lockheed Martin of $217 thousand and General Dynamics of approximately $187 thousand, referred to above combined with the increases in product and services sales in the US operation of Service and System Integration segment, which totaled $2.0 million, also referred to above.

The increase in revenues in Europe for the six months ended March 31, 2008 versus the comparable period of fiscal 2007 was due primarily to the reasons set forth above with respect to sales volumes and foreign exchange rate fluctuations in the German operations of the Service and System Integration segment. To summarize the data presented above, $2.0 million of the increase was related to the foreign exchange rate change of a stronger Euro versus the US dollar, and $1.3 million of the increase was related to increased sales volume. The decrease in sales in Asia was due to lower sales to KBK in the six month period ended March 31, 2008 versus the six months ended March 31, 2007.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2008 and 2007:

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2008:
Product	$1,327	$24,580	$25,907	81%
Services	71	6,064	6,135	19%
Total	$1,398	$30,644	$32,042	100%
% of Total	4%	96%	100%
% of Sales	64%	82%	81%

Gross Margins:
Product	35%	17%	18%
Services	45%	23%	24%
Total	36%	18%	19%

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2007:
Product	$2,882	$22,499	$25,381	84%
Services	172	4,553	4,725	16%
Total	$3,054	$27,052	$30,106	100%
% of Total	10%	90%	100%
% of Sales	38%	85%	75%
Gross Margins:
Product	61%	13%	23%
Services	75%	27%	31%
Total	62%	15%	25%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (decrease)
Product	$(1,555)	$2,081	$526	2%
Services	(101)	1,511	1,410	30%
Total	$(1,656)	$3,592	$1,936	6%
% Increase	(54)%	13%	6%
% of Sales	26%	(3)%	6%

Gross Margins:
Product	(26)%	4%	(5)%
Services	(30)%	(4)%	(7)%
Total	(26)%	3%	(6)%

Total cost of sales increased by approximately $1.9 million for the six months ended March 31, 2008, over the comparable period in fiscal 2007, to $32.0 million up from $30.1 million in the prior year period. The increase in cost of sales was due, overall, to the increase in sales of the Service and System Integration segment, but reflected an overall 6% decline in gross margin to 19% for the current year six month period versus 25% in the prior year six month period. This decrease in the overall gross margin was due to (i) the lower level of System segment sales as discussed above, coupled with the significant decline in the gross margins in the Systems segment which decreased from 62% gross margin for the six months ended March 31, 2007 to 36% for the six months ended March 31, 2008, a decline of 26% in the gross margin. The decline was due, in large part to low production levels associated with the low level of sales resulting in a higher volume of unabsorbed overhead charged to cost of sales, and also to prior year Systems segment revenues having included approximately $504 thousand in royalty revenue, which carry no cost of sales; versus no royalty revenue in the fiscal 2008 six months ended March 31, 2008.

Gross profit margins for the Service and System Integration segment increased by 3% gross margin from 15% for the prior year quarter to 18% for the six month period ended March 31, 2008 versus the prior fiscal year six month period. This increase was due primarily to higher product gross margin for this segment due primarily to a greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with greater sales volume of products that carry higher margins than those sold in the prior year six month period.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2008 and 2007:

	For the Six Months Ended
	March 31, 2008	% of Total	March 31, 2007	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,179	100%	$1,143	97%	$36	3%
Service and System Integration	−	− %	30	3%	(30)	(100)%
Total	$1,179	100%	$1,173	100%	$6	1%

Engineering and development expenses increased by $6 thousand, or approximately 1%, in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, reflecting approximately the same level of engineering and development activity for the six month period ended March 31, 2008 as that of the prior year comparable six month period.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative expenses by operating segment for the six months ended March 31, 2008 and 2007:

	For the Six Months Ended
	March 31, 2008	% of Total	March 31, 2007	% of Total	$ Increase	% Increase
	(Amounts in thousands)
By Operating Segment:
Systems	$1,818	27%	$2,397	37%	$(579)	(24)%
Service and System Integration	4,944	73%	4,158	63%	786	19%
Total	$6,762	100%	$6,555	100%	$207	3%

Total selling, general and administrative (“SG&A”) expenses increased by $207 thousand, or 3%, in the first six months of 2008 compared to the corresponding period of fiscal 2007. The decrease in Systems segment SG&A as shown above, resulted from lower commission and bonus expense of approximately $190 thousand, and lower audit fees of approximately $432 thousand, offset by higher consulting fees of approximately $35 thousand in connection with the Company’s implementation of the requirements of the Sarbanes Oxley Act of 2002, section 404. The increase in SG&A expenses in the Service and System Integration segment as shown in the table above resulted from higher commission and bonus expense due primarily to the higher sales volume in the US and German operations, of approximately $390 thousand, higher sales salary expenses of approximately $70 thousand, higher marketing and business development expenses of approximately $73 thousand, and the foreign currency fluctuation impact related to the higher Euro vs. the US dollar, which accounted for $165 thousand of the increase in expense.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2008 and 2007:

	For the Six Months Ended
	March 31, 2008		March 31, 2007	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$	(46)	$(48)	$2
Interest income		385	240	145
Foreign exchange gain		23	1	22
Other expense, net		(20)	(23)	3
Total other income, net		$342	$170	$172

Total other income increased by $172 thousand for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, as shown above. The increase in interest income was due to higher rates earned on cash, cash equivalents and short-term investments, in addition to larger holdings of investments and interest bearing deposits in the current year period.

Overview of the quarter ended March 31, 2008 Results of Operations

Highlights include:

•	Revenue increased by approximately $2.8 million, or 15%, to $21.6 million for the quarter ended March 31, 2008 versus $18.8 million for the quarter ended March 31, 2007.

•	Operating income decreased by approximately $259 thousand, or 72%, to $100 thousand for the quarter ended March 31, 2008 versus $359 thousand for the quarter ended March 31, 2007.

•	Net income decreased by $66 thousand, or 26%, to $189 thousand for the quarter ended March 31, 2008 versus $255 thousand for the quarter ended March 31, 2007.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended March 31, 2008 and 2007:

	March 31, 2008	% of sales	March 31, 2007	% of sales
Sales	$21,615	100%	$18,818	100%
Costs and expenses:
Cost of sales	17,477	81%	14,658	78%
Engineering and development	538	3%	628	3%
Selling, general and administrative	3,500	16%	3,173	17%
Total costs and expenses	21,515	100%	18,459	98%
Operating income	100	–%	359	2%
Other income	211	1%	101	− %
Income before income taxes	311	1%	460	2%
Provision for income taxes	122	–%	205	1%
Net income	$189	1%	$255	1%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$1,237	$16,057	$17,294	80%
Services	66	4,255	4,321	20%
Total	$1,303	$20,312	$21,615	100%
% of Total	6%	94%	100%
	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2007:
Product	$2,161	$13,261	$15,422	82%
Services	296	3,100	3,396	18%
Total	$2,457	$16,361	$18,818	100%
% of Total	13%	87%	100%
	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(924)	$2,796	$1,872	12%
Services	(230)	1,155	925	27%
Total	$(1,154)	$3,951	$2,797	15%
% increase (decrease)	(47)%	24%	15%

As shown above, total revenues increased by approximately $2.8 million, or 15%, for the quarter ended March 31, 2008 compared to the same period of fiscal year 2007. While revenue in the Systems segment decreased in the current year quarter versus the prior year quarter by approximately $1.2 million, revenues in the Service and System Integration segment increased by approximately $4.0 million, resulting in the overall increase of $2.8 million.

Product revenues increased by approximately $1.9 million, or 12% for the quarter ended March 31, 2008 compared to the comparable period of fiscal 2007. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $2.8 million over the prior year quarter, offset by a decrease in product revenues in the Systems segment of $924 thousand versus the prior year quarter.

The increase in the Service and System Integration segment product revenue was primarily due to an increase in product sales in the German operation of $2.1 million, and a $746 thousand increase in product sales in our US operations of this segment. Of the $2.1 million increase from the German operations, approximately $1.2 million was due to an increase in sales volume, while approximately $900 thousand was due to the effect of a stronger Euro versus the US dollar, during the quarter ended March 31, 2008 versus the quarter ended March 31, 2007. The increase in sales volume of the German operation was substantially due to increases in sales to its largest customers Atos Origin GmbH and Kabel Deutschland which accounted for $1.2 million of the increase. The $746 thousand increase in product sales of the US operation of the Service & System Integration segment was driven primarily by an increase of approximately $1.4 million in sales to the US operation’s largest customer. These increases were offset by total net decreases to all other customers totaling approximately $700 thousand.

The decrease in the Systems segment product revenues of approximately $924 thousand for the quarter ended March 31, 2008 versus the comparable period in fiscal 2007 was primarily the result of approximately $1.5 million lower sales to KBK, offset by higher product sales to Lockheed Martin of approximately $600 thousand.

As shown in the table above, service revenues increased by $925 thousand, or 27% for the quarter ended March 31, 2008 compared to the comparable quarter of fiscal 2007. Service and System Integration segment service revenue increased by approximately $1.2 million while Systems segment service revenue decreased by approximately $230 thousand.

The $1.2 million increase in sales in the Service and System Integration segment service revenue was due substantially to an increase in service sales of the German operation of approximately $1.1 million. The increase was the result of increased services sales volume from the German division of approximately $713 thousand which was derived from increased sales to several of the operation’s large existing customers Atos Origin GmbH and Unitymedia NRW GmbH. In addition, the effect of a stronger Euro versus the US dollar, during the quarter ended March 31, 2008 versus the quarter ended March 31, 2007 resulted in an increase of approximately $340 thousand in sales from the German operation.

The decrease in service revenues in the Systems segment of approximately $230 thousand referred to above was primarily due to royalty revenue from Lockheed Martin in the six months ended March 31, 2007, which totaled approximately $198 thousand, which did not recur in the quarter ended March 31, 2008.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Amounts in thousands)
	March 31, 2008%		March 31, 2007%		$ Increase/ (Decrease)	% Increase (Decrease)
North America	$9,631	44%	$8,503	45%	$1,128	13%
Europe	11,419	53%	8,248	44%	3,171	38%
Asia	565	3%	2,067	11%	(1,502)	(73)%
Totals	$21,615	100%	$18,818	100%	$2,797	15%

The increase in North American revenue in for quarter ended March 31, 2008 versus the prior year quarter, was due to the increase in sales to Lockheed Martin and the increase in sales in the US operations of the Service & System Integration segment, as discussed in above. The increases in sales to Europe are also discussed in the narrative above which refers to the increases in sales in the Service and Systems Integration segment that were derived from Germany. The decrease in Asia sales were the result of decreased sales to KBK, from the Systems segment, also referred to above.

Cost of Sales and gross margins

The following table details our cost of sales by operating segment for the three months ended March 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$684	$13,460	$14,144	81%
Services	20	3,313	3,333	19%
Total	$704	$16,773	$17,477	100%
% of Total	4%	96%	100%
% of Sales	54%	83%	81%

Gross Margins:
Product	45%	16%	18%
Services	70%	22%	23%
Total	46%	17%	19%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2007:
Product	$701	$11,519	$12,220	83%
Services	5	2,433	2,438	17%
Total	$706	$13,952	$14,658	100%
% of Total	5%	95%	100%
% of Sales	29%	85%	78%

Gross Margins:

	Systems		Service and System Integration	Total	% of Total
Product		68%	13%	21%
Services		98%	22%	28%
Total		71%	15%	22%
Increase (Decrease)
Product	$	(17)	$1,941	$1924	16%
Services		15	880	895	37%
Total		$(2)	$2,821	$2,819	19%
% Increase (decrease)		− %	20%	19%
% of Sales		25%	(2)%	3%

Gross Margins:
Product		(23)%	3%	(3)%
Services		(28)%	− %	(5)%
Total		(25)%	2%	(3)%

Total cost of sales increased by approximately $2.8 million for the quarter ended March 31, 2008, versus the quarter ended March 31, 2007, to $17.5 million up from $14.7 million in the prior year quarter. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, and also reflects an overall 3% decline in gross margin to 19% for the current year quarter versus 22% in the prior year quarter. This decrease in the overall gross margin was due to (i) the lower level of System segment sales as discussed above, coupled with the significant decline in the gross margin in the Systems segment which decreased from 71% gross margin for the quarter ended March 31, 2007 to 46% for the quarter ended March 31, 2008, a decline of 25% in the gross margin. The decline was due to (i) low production levels in the quarter ended March 31, 2008 associated with the low level of sales resulting in a higher volume of unabsorbed overhead charged to cost of sales; and (ii) the quarter ended March 31, 2007 included approximately $200 thousand of royalty revenue at 100% gross margin, which did not recur in the quarter ended March 31, 2008.

Gross profit margins for the Service and System Integration segment increased by 2% gross margin from 15% for the prior year quarter to 17% for the current year quarter ended March 31, 2008. This increase was due primarily to higher product gross margin for this segment due primarily to a greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with higher service revenues in the current year quarter as a percentage of total revenues which carry higher gross margin than product revenues (22% versus 13% to 16%).

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31, 2008	% of Total	March 31, 2007	% of Total	$ Decrease	% (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$538	100%	$606	97%	$(68)	(11)%
Service and System Integration	–	–	22	3	(22)	(100)

Total	$538	100%	$628	100%	$(90)	(14)%

Engineering and development expenses decreased by approximately $90 thousand, or 14%, in the quarter ended March 31, 2008 compared to the same period of fiscal 2007. The decrease reflects lower expenditures to outside consultants in connection with the development of the next generation of MultiComputer products in the Systems segment and the elimination of engineering resource expenditures for non-billable development in the UK branch of the Service and Systems Integration segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31, 2008	% of Total	March 31, 2007	% of Total	$ Increase (Descrease)	% Increase (Descrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$905	26%	$1,046	33%	$(141)	(13)%
Service and System Integration	2,595	74%	2,127	67%	468	22%
Total	$3,500	100%	$3,173	100%	$327	10%

Total selling, general and administrative (“SG&A”) expenses increased by $327 thousand, or 10%, in the quarter ended March 31, 2008 compared to the corresponding quarter of fiscal 2007. The Systems segment SG&A expenses decreased by approximately $141 thousand, while SG&A expenses in the Services and System Integration segment increased by approximately $468 thousand. The decrease in the System segment expense was due to a decrease in audit fees which were higher in the fiscal quarter ended March 31, 2007 due to compliance issues related to the completion of our statutory filings for the prior fiscal year that did not recur. The increase in SG&A expense in the Service and System Integration segment was related to increase in sales commissions of approximately $210 thousand related to the increased in sales revenue for the segment, increases in sales salaries and additional marketing expenses of approximately $75 thousand, lease termination costs incurred in our UK operation of approximately $80 thousand and the impact of currency fluctuation from the German operation which totaled approximately $95 thousand.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31, 2008	March 31, 2007	$ Increase
	(Amounts in thousands)
Interest expense	$(22)	$(25)	$3
Interest income	215	132	83
Foreign exchange gain	21	7	14
Other expense, net	(3)	(13)	10
Total other income, net	$211	$101	$110

Total other income increased by $110 thousand for the three months ended March 31, 2008 compared to the same period of fiscal 2007, due primarily to an increase in interest income related to the general increase in interest rates in effect over the three months ended March 31, 2008 compared to the same period of fiscal 2007 coupled with higher balances of interest bearing investments and deposits in the current-year quarter.

Income Taxes

Income Tax Provision

The company recorded income tax expense of $122 thousand and a tax benefit of $17 thousand for the quarter and six months ended March 31, 2008, respectively, reflecting an effective income tax benefit rate of 20% for the six months ended March 31, 2008, compared to an income tax provision of $205 thousand and $1.1 million for the quarter and six months ended March 31, 2007, respectively, reflecting an effective tax rate of 46% for the six months ended March 31, 2007. The tax benefit for the six months ended March 31, 2008 was due to the carryback of the operating loss of our US operation for the six month period. For the six months ended March 31, 2007, our effective tax rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2008 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short term investments, which decreased by approximately $10.2 million to approximately $11.2 million as of March 31, 2008 as compared to approximately $21.4 million as of September 30, 2007. Significant items that account for this reduction in cash include (i) the reclassification of auction rate security investments totaling $4.8 million, which historically were classified as short term, to long term investments; (ii) cash used by operating activities of approximately $4.7 million (iii) cash used by financing activities of approximately $343 thousand and purchases of property, plant and equipment of $270 thousand.

We reclassified $4.8 million of auction rate security investments from short term to long term because recent auctions for these securities have failed. Because of these failed auctions, and the uncertainty as to whether future auctions will fail, we can not determine whether we will be able to liquidate these investments over the ensuing one-year period, and therefore have classified these investments to long term. (See also footnote 5, in the footnotes to financial statements and Part II Item 1A Risk Factors.)

Cash used in operations of approximately $4.7 million was due substantially to an increase in accounts receivable of approximately $5.3 million. This increase was due to orders shipping within the last thirty days of the period ended March 31, 2008, the receivables for which have not yet come due, therefore these amounts were uncollected as of March 31, 2008.

In financing activities, we used $539 thousand to purchase treasury stock and received cash totaling $196 thousand for CSPI common stock issued for stock options exercised pursuant to the Company’s stock option and stock purchase plans.

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

Based on our current plans and business conditions, management believes that our available cash and investments and cash generated from operations will be sufficient to provide for our working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and six month periods ended March 31, 2008 and 2007. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, our major market risk exposure relates to adverse fluctuations in interest rates risk and foreign currency exchange risk. We believe our exposure associated with these market risks has not changed materially since September 30, 2007.

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets.  As of March 31, 2008, the fair value of our investments in auction rate securities was $6.8 million and $4.8 million is classified as long term investments. The balance of $2.0 million will be redeemed by the issuers at par value, approximately $1.5 million in May, 2008 and the balance of $500 thousand should be redeemed some time during the remainder of the year.   The fair value of our long term auction rate securities may change significantly due to events and conditions in the credit and capital markets.  The current fair value of our auction rate securities would be significantly lower if the market price of these securities were to decline.  Assuming a 10% adverse change in the market price of these securities overall, the fair value would decline approximately $480 thousand. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree.  While these investments and/or issuers are currently rated AAA by various credit rating agencies as of March 31, 2008, these securities/issuers could be subject to review for possible downgrade.  Any downgrade in these credit ratings may result in additional decline in estimated fair value of our auction rate securities.  Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended September 31, 2007, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 31, 2007, except as set forth below:

WE HAVE INVESTED A PORTION OF OUR CASH IN AUCTION RATE SECURITIES, THE MARKET FORWHICH HAS BECOME ILLIQUID. ALTHOUGH WE ACQUIRED THESE SECURITIES WITH THE INTENTION OF SELLING THEM IN THE NEAR TERM, WE MAY BE REQUIRED TO HOLD THEM INDEFINITELY.

       As of March 31, 2008, we held $6.9 million (par value) of which are long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). All of our auction rate securities were originally acquired during the six months ended March 31, 2008 and have final maturity dates ranging from 2027 to 2057.

       Recent auctions for our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which generally results in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

       Our investment in auction rate securities as of March 31, 2008 was diversified across 7 separate issues and each issue maintains scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $4.8 million (par value) of our auction rate securities which are classified as long term investments were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP") or MBIA Insurance Co. The remaining $2.0 million are closed end preferred auction securities secured by the assets of the closed end funds. The fund is legally required to maintain assets of 200% of the face value of the preferred auction securities. The issues have given us notice that $1.5 million will be redeemed in May 2008 and the remaining $500 thousand will be redeemed in the near future but no specific date has been set.

Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. As noted above we have been notified that some of our holdings will be redeemed. We are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, all of our auction rate securities not intended to be redeemed have been classified as long-term investments on our consolidated balance sheet as of March 31, 2008 which is $4.8 million. The $2.0 million of auction rate securities that will be redeemed in 2008 were classified as short term investments current assets on our consolidated balance sheet as of March 31, 2008.

We expect to fund short-term and long-term liquidity needs from our cash and cash equivalent and short term investments totaling $11 million as of March 31, 2008, operating cash flow and, if necessary, funds borrowed under our $2.5 million unsecured revolving credit facility or other future financing arrangements.

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

CSP INC.

Date: May 9, 2008	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 9, 2008	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002