Form 10-Q
period 2008-06-30
CSP INC /MA/
filed 2008-08-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008.

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

As of July 31, 2008, the registrant had 3,757,176 shares of common stock issued and outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and September 30, 2007	3

Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2008 and 2007	4

Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended June 30, 2008	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	27

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2008	September 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,787	$13,687
Short-term investments	450	7,690
Accounts receivable, net of allowances of $106 and $133	10,616	10,678
Inventories	6,533	6,072
Refundable income taxes	1,216	27
Deferred income taxes	229	229
Other current assets	1,537	1,587
Total current assets	36,368	39,970
Property, equipment and improvements, net	1,034	1,044

Other assets:
Long term investments	4,800	−
Goodwill	2,779	2,779
Deferred income taxes	280	254
Cash surrender value of life insurance	2,248	2,045
Other assets	296	349
Total other assets	10,403	5,427
Total assets	$47,805	$46,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,819	$9,073
Deferred revenue	2,449	3,461
Pension and retirement plans	472	495
Income taxes payable	1,055	552
Deferred income taxes	280	279
Total current liabilities	14,075	13,860
Pension and retirement plans	7,288	6,859
Deferred income taxes	449	388
Other non current liabilities	260	−
Total liabilities	22,072	21,107

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; 7,500 shares authorized, 3,764 and 3,812 shares issued and outstanding , respectively	38	39
Additional paid-in capital	11,522	11,707
Retained earnings	15,714	15,236
Accumulated other comprehensive loss	(1,541)	(1,648)
Total shareholders’ equity	25,733	25,334
Total liabilities and shareholders’ equity	$47,805	$46,441

See accompanying notes to unaudited consolidated financial statements.

 CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales:
Product	$14,730	$21,871	$46,254	$54,929
Services	4,425	4,073	12,455	10,964
Total sales	19,155	25,944	58,709	65,893

Cost of sales:
Product	12,339	16,837	38,246	42,217
Services	3,385	3,405	9,520	8,131
Total cost of sales	15,724	20,242	47,766	50,348
Gross profit	3,431	5,702	10,943	15,545

Operating expenses:
Engineering and development	471	665	1,650	1,838
Selling, general and administrative	3,113	3,762	9,875	10,317
Total operating expenses	3,584	4,427	11,525	12,155
Operating income (loss)	(153)	1,275	(582)	3,390

Other income (expense):
Foreign exchange gain (loss)	5	(1)	28	(1)
Other income, net	118	333	436	503
Total other income, net	123	332	464	502
Income (loss) before income taxes	(30)	1,607	(118)	3,892
Income tax expense (benefit)	(22)	725	(40)	1,777
Net income (loss)	$(8)	$882	$(78)	$2,115
Net income (loss) per share – basic	$-	$0.23	$(0.02)	$0.56
Weighted average shares outstanding – basic	3,778	3,810	3,790	3,761
Net income (loss) per share – diluted	$-	$0.22	$(0.02)	$0.54
Weighted average shares outstanding – diluted	3,778	3,967	3,790	3,926

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2008
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)

Balance as of September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334
Comprehensive income:
Net loss	—	—	—	(78)	—	(78)	$(78)
Other comprehensive income
Effect of foreign currency translation	—	—	—	—	45	45	45
Minimum pension liability	—	—	—	—	62	62	62
Total Comprehensive income	—	—	—	—	—	—	$29

Exercise of stock options	27	—	112	—	—	112
Stock-based compensation			230	—	—	230
Issuance of shares under employee stock purchase plan	29	—	170	—	—	170
Purchase of treasury stock	(104)	(1)	(697)	—	—	(698)
Cumulative impact from adoption of FIN 48	—	—	—	556	—	556
Balance as of June 30, 2008	3,764	$38	$11,522	$15,714	$(1,541)	$25,733

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(78)	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	428	486
Insurance settlement gain	—	(240)
Loss on disposal of fixed assets, net	4	1
Non-cash changes in accounts receivable	1	96
Non-cash compensation expense related to stock options	230	257
Deferred income taxes	47	994
Increase in cash surrender value of life insurance	(58)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	577	(1,823)
Increase in inventories	(453)	(1,945)
Increase in refundable income taxes	(1,181)	(60)
Decrease in other current assets	140	145
Decrease in other assets	54	54
Increase in accounts payable and accrued expenses	411	1,254
(Decrease) increase in deferred revenue	(1,132)	375
Increase in pension and retirement plans	134	247
Increase in income taxes payable	1,272	730
Net cash provided by operating activities	396	2,686
Cash flows from investing activities:
Purchases of held-to-maturity securities	(16,550)	(3,786)
Maturities of held-to-maturity securities	18,990	2,589
Premiums paid on officer life insurance	(144)	—
Change in cash surrender value of officer life insurance	—	(48)
Purchases of property, equipment and improvements	(396)	(406)
Net cash provided by (used in) investing activities	1,900	(1,651)

Cash flows from financing activities:
Proceeds from stock issued from the exercise of options	112	363
Proceeds from issuance of stock under employee stock purchase plan	170	193
(Purchase) issuance of common stock	(698)	7
Net cash provided by (used in) financing activities	(416)	563
Effects of exchange rate changes on cash	220	396
Net increase in cash and cash equivalents	2,100	1,994
Cash and cash equivalents, beginning of period	13,687	8,683
Cash and cash equivalents, end of period	$15,787	$10,677
Supplementary Cash flow information:
Cash paid for income taxes	$214	$104
Cash paid for interest	$89	$97

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED June 30, 2008 AND 2007

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

The reconciliation of the denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Amounts in thousands, except per share data)

Net income (loss)	$(8)	$882	$(78)	$2,115

Weighted average number of shares outstanding – basic	3,778	3,810	3,790	3,761
Incremental shares from the assumed exercise of stock options	—	157	—	165
Weighted average number of shares outstanding – diluted	3,778	3,967	3,790	3,926
Net income (loss) per share – basic	$—	$0. 23	$(0.02)	$0.56
Net income (loss) per share - diluted	$—	$0. 22	$(0.02)	$0.54

For the three and nine months ended June 30, 2008, options of 323,000 and 249,000, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive. For the three and nine months ended June 30, 2007, options of 325,000 and 339,000, respectively, were excluded from the diluted net income per share calculation because their impact would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

	June 30, 2008	September 30, 2007
	(Amounts in thousands)
Raw materials	$1,603	$1,716
Work-in-progress	366	351
Finished goods	4,564	4,005
Total	$6,533	$6,072

5. Long-Term Investments

As of June 30, 2008, we held investments totaling $5.25 million (par value) which consist of long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). All of our auction rate securities were originally acquired as held to maturity investments, during the six months ended March 31, 2008 and have final maturity dates ranging from 2027 to 2057.

Recent auctions for our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which generally results in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. Because of these failed auctions, we reclassified our entire $5.25 million investment portfolio to available-for-sale securities during the six months ended March 31, 2008. Accordingly, these investments are classified as available-for-sales as of June 30, 2008.

 Our investment in auction rate securities as of June 30, 2008 was diversified across six separate issues and each issue maintains scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which are the highest ratings issued by each respective rating agency. An aggregate $4.8 million (par value) of our auction rate securities which are classified as long term investments were issued by state agencies and are supported by student loans, for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP") or MBIA Insurance Co. The remaining $450 thousand is a closed end, preferred auction security secured by the assets of the closed end funds. These funds are legally required to maintain assets of 200% of the face value of the preferred auction securities. The $450 thousand will be redeemed in the near future, although no specific date has been set by the issuer.

Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. We are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, all of our auction rate securities not redeemed or not intended to be redeemed, have been classified as long-term investments. Assets so classified totaled $4.8 million as of June 30, 2008. The $450 thousand closed end, preferred auction rate security that is expected to be redeemed within the next twelve months was classified as short term investments and are included in current assets as of June 30, 2008.

6. Comprehensive Income

The components of comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Amounts in thousands, except per share data)
Net income (loss)	$(8)	$882	$(78)	$2,115
Effect of foreign currency translation	(11)	62	45	290
Minimum pension liability	10	−	62	−
Comprehensive income (loss)	$(9)	$944	$29	$2,405

The components of Accumulated Other Comprehensive Loss are as follows:

	June 30, 2008	September 30, 2007
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(662)	$(707)
Additional minimum pension liability	(879)	(941)
Accumulated Comprehensive loss	$(1,541)	$(1,648)

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$21	$2	$23	$30	$2	$32
Interest cost	183	35	218	166	35	201
Expected return on plan assets	(125)	—	(125)	(122)	—	(122)
Amortization of:
Prior service costs	8	5	13	11	12	23
Net transition asset	(2)	—	(2)	(1)	—	(1)
Net periodic benefit cost	$85	$42	$127	$84	$49	$133

	For the Three Months Ended June 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Post Retirement:
Service cost	$—	$16	$16	$—	$14	$14
Interest cost	—	13	13	—	10	10
Amortization of:
Prior service costs	—	—	—	—	7	7
Net periodic benefit cost	$—	$29	$29	$—	$31	$31

	For the Nine Months Ended June 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$64	$6	$70	$89	$5	$94
Interest cost	553	104	657	495	107	602
Expected return on plan assets	(375)	-	(375)	(362)	—	(362)
Amortization of:
Prior service costs	25	14	39	33	35	68
Net transition asset	(5)	-	(5)	(4)	—	(4)
Net periodic benefit cost	$262	$124	$386	$251	$147	$398

Post Retirement:
Service cost	$—	$48	$48	$—	$42	$42
Interest cost	—	39	39	—	30	30
Amortization of:
Prior service costs	—	1	1	—	22	22
Net periodic benefit cost	$—	$88	$88	$—	$94	$94

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

As of October 1, 2007, the total amount of unrecognized tax benefits was $260,000, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. There were no accrued interest and/or penalties in our tax provision for the quarter ended December 31, 2007, nor were there any accrued penalties and interest included in our liabilities for uncertain tax positions as of October 1, 2007 and June 30, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. With few exceptions, our returns are no longer subject to U.S. federal, state, or non-U.S. income tax examinations for the years before 2004.

9. Segment Information

The following table presents certain operating segment information.

	Systems	Service and System Integration	Consolidated Total
Three Months Ended June 30, 2008
Sales:
Product	$1,193	$13,537	$14,730
Service	102	4,323	4,425
Total sales	$1,295	$17,860	$19,155
Operating Income (loss)	$(615)	$462	$(153)
Total assets	$16,621	$31,184	$47,805
Capital expenditures	$17	$109	$126
Depreciation	$55	$89	$144

Three Months Ended June 30, 2007
Sales:
Product	$5,241	$16,630	$21,871
Service	106	3,967	4,073
Total sales	$5,347	$20,597	$25,944
Operating Income	$1,230	$45	$1,275
Total assets	$19,302	$26,312	$45,614
Capital expenditures	$72	$50	$122
Depreciation	$64	$99	$163

Nine Months Ended June 30, 2008
Sales:
Product	$3,248	$43,006	$46,254
Service	231	12,224	12,455
Total sales	$3,479	$55,230	$58,709
Operating Income (loss)	$(2,826)	$2,244	$(582)
Total assets	$16,621	$31,184	$47,805
Capital expenditures	$101	$295	$396
Depreciation	$168	$260	$428

Nine Months Ended June 30, 2007
Sales:
Product	$12,551	$42,378	$54,929
Service	796	10,168	10,964
Total sales	$13,347	$52,546	$65,893
Operating Income	$2,637	$753	$3,390
Total assets	$19,302	$26,312	$45,614
Capital expenditures	$258	$148	$406
Depreciation	$199	$287	$486

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

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2008 and 2007.

	For the Three Months Ended					For the Nine Months Ended
	June 30, 2008			June 30, 2007		June 30, 2008			June 30, 2007
	Amount		% of Revenues	Amount	% of Revenues	Amount		% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Raytheon Corporation	$-	*	-%	$4.4	17%	$	-*	-%	$9.5	14%
Atos Origin GmbH	$2.5		13%	$3.5	14%		$7.0	12%	$8.6	13%
Kabel Deutschland	$0.3		2%	$4.4	17%		$4.4	7%	$6.9	10%

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

Results of Operations

Overview of the nine months ended June 30, 2008 Results of Operations

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

Highlights include:

•	Revenue decreased by approximately $7.2 million, or 11%, to $58.7 million for the nine months ended June 30, 2008 versus $65.9 million for the nine months ended June 30, 2007.

•
The operating loss for the nine months ended June 30, 2008 was $582 thousand versus operating income of $3.4 million for the nine months ended June 30, 2007, for a decrease of approximately $4.0 million, or 117%.

•	The net loss for the nine months ended June 30, 2008 was $78 thousand versus net income of $2.1 million for the nine months ended June 30, 2007, for a decrease of approximately $2.2 million, or 104%.

•
Net cash provided by operating activities was approximately $396 thousand for the nine months ended June 30, 2008 compared to net cash provided by operating activities of $2.7 million for the comparable period of 2007.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2008 and 2007:

	June 30, 2008	% of sales	June 30, 2007	% of sales
Sales	$58,709	100%	$65,893	100%
Costs and expenses:
Cost of sales	47,766	81%	50,348	76%
Engineering and development	1,650	3%	1,838	3%
Selling, general and administrative	9,875	17%	10,317	16%
Total costs and expenses	59,291	101%	62,503	95%

Operating income (loss)	(582)	(1)%	3,390	5%
Other income	464	1%	502	1%
Income (loss) before income taxes	(118)	-%	3,892	6%
Provision for income taxes	(40)	-%	1,777	3%
Net income (loss)	$(78)	-%	$2,115	3%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2008:
Product	$3,248	$43,006	$46,254	79%
Services	231	12,224	12,455	21%
Total	$3,479	$55,230	$58,709	100%
% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2007:
Product	$12,551	$42,378	$54,929	83%
Services	796	10,168	10,964	17%
Total	$13,347	$52,546	$65,893	100%
% of Total	20%	80%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(9,303)	$628	$(8,675)	(16)%
Services	(565)	2,056	1,491	14%
Total	$(9,868)	$2,684	$(7,184)	(11)%
% increase (decrease)	(74)%	5%	(11)%

Total revenues decreased by approximately $7.2 million or 11%, in the first nine months of fiscal year 2008 compared to the same period of fiscal year 2007. Systems segment revenue decreased by approximately $9.9 million while Service and System Integration segment revenues increased by approximately $2.7 million.

Product revenues decreased by approximately $8.7 million, or 16% in the first nine months of fiscal year 2008 compared to the first nine months of fiscal 2007. Systems segment product revenue decreased by approximately $9.3 million, while Service and System Integration segment product revenue increased by approximately $628 thousand.

The $9.3 million decrease in the Systems segment product revenue was primarily due to the decrease in sales to Raytheon of $9.4 million over the prior year period. Prior year sales to Raytheon were in connection with an order for sixteen systems that were shipped over the course of fiscal 2007. Sales to Raytheon for the nine months ended June 30, 2008 were approximately $78,000 consisting of spare parts and repairs. In addition, sales to Kyokuto Boeki Kaisha (“KBK”) decreased by approximately $664 thousand for the nine months ended June 30, 2008 versus the prior year comparable period, while product sales to Lockheed Martin and General Dynamics increased by $605 thousand and $189 thousand, respectively.

The $628 thousand increase in the Service and System Integration segment product revenue was due to a $2.9 million increase in product sales from the segment’s US operations offset by a $2.3 million decrease in shipments in the segment’s German operations. In the US operation, the increase was driven primarily by increased new-customer sales versus prior year new-customer sales, which accounted for approximately $3.1 million of the increase. This increase was offset by total net decreases to all other customers totaling approximately $200 thousand. The German division decrease was due to lower sales volume of $4.4 million offset by an increase due to the stronger Euro versus the US dollar during the nine months ended June 30, 2008 versus the comparable period of fiscal 2007, which totaled approximately $2.1 million. The decrease in sales volume was due to lower sales to large customers, Kabel Deutschland, Atos Origin and Bytemobile. Sales to these customers decreased by $3.0 million, $2.6 million and $700 thousand, respectively. These decreases were due to large project wins in the prior year, which did not recur in the current year due to the lack of significant IT investment and projects in fiscal year 2008. Offsetting these decreases, were sales to two new customers, UnityMedia which totaled approximately $2.0 million and Bayer which totaled approximately $700 thousand. The remaining $800 thousand decrease was from decreases to all other customers combined.

Service revenues increased by approximately $1.5 million, or 14% for the first nine months of fiscal year 2008 compared to the first nine months of fiscal 2007. Service and System Integration segment service revenues increased by approximately $2.1 million, while service revenue in the Systems segment decreased by approximately $565 thousand. In the Service and System Integration segment, service revenues from the German division increased by approximately $2.6 million, approximately $1.0 million of which was the result of the foreign currency fluctuation impact and approximately $1.6 million was due to increased sales volume. The increase in sales volume was due to higher levels of professional services for consulting work in archiving and identity and access management. Offsetting the increased services revenues in Germany, service revenue in the UK subsidiary of the Service and System Integration segment decreased by approximately $663 thousand, resulting from the non-recurrence of a large development project to a single customer, NCH, delivered in the third quarter of fiscal 2007. Service revenues in the Systems segment decreased primarily as a result of the absence of any royalty revenue from Lockheed Martin which totaled approximately $522 thousand for the nine months ended June 30, 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	(Amounts in thousands)
	June 30, 2008%		June 30, 2007%		$ Increase/ (Decrease)	% Increase/ (Decrease)
North America	$27,246	46%	$34,460	52%	$(7,214)	(21)%
Europe	28,210	48%	28,666	44%	$(456)	(2)%
Asia Pacific	3,253	6%	2,767	4%	$486	18%
Totals	$58,709	100%	$65,893	100%	$(7,184)

North American revenue, in the first nine months of fiscal 2008, decreased versus the comparable period of fiscal 2007, largely due to the decrease in sales in the Systems segment related to the decrease in sales to Raytheon of $9.4 million offset by the increases in sales to General Dynamics of approximately $189 thousand, referred to above combined with the increases in product sales in the US operation of Service and System Integration segment to domestic customers, which totaled $1.8 million.

The decrease in revenues in Europe for the nine months ended June 30, 2008 versus the comparable period of fiscal 2007 was due primarily to the reasons set forth above with respect to sales volumes and foreign exchange rate fluctuations in the German operations of the Service and System Integration segment. To summarize the data presented above, approximately $2.8 million of the decrease was related to decreased sales volume from the German division and approximately $700 thousand was due to lower sales volume in from the UK division. Offsetting these decreases, the foreign exchange rate change of a stronger Euro versus the US dollar accounted for an increase in Europe sales of $3.1 million. The increase in sales in Asia Pacific was due to sales from the US division of the Service and System Integration segment of approximately $1.1 million offset by lower sales in the Systems segment to KBK in the nine month period ended June 30, 2008 versus the nine months ended June 30, 2007 of approximately $664 thousand.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2008 and 2007:

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2008:
Product	$1,956	$36,290	$38,246	80%
Services	91	9,429	9,520	20%
Total	$2,047	$45,719	$47,766	100%
% of Total	4%	96%	100%
% of Sales	59%	83%	81%

Gross Margins:
Product	40%	16%	17%
Services	61%	23%	24%
Total	41%	17%	19%

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2007:
Product	$4,965	$37,252	$42,217	84%
Services	190	7,941	8,131	16%
Total	$5,155	$45,193	$50,348	100%
% of Total	10%	90%	100%
% of Sales	39%	86%	76%
Gross Margins:
Product	60%	12%	23%
Services	76%	22%	26%
Total	61%	14%	24%

	Systems	Service and Systems Integration	Total	% increase (decrease)
Increase (decrease)
Product	$(3,009)	$(962)	$(3,971)	(9)%
Services	(99)	1,488	1,389	17%
Total	$(3,108)	$526	$(2,582)	(5)%
% Increase	(60)%	1%	(5)%
% of Sales	20%	(3)%	5%

Gross Margins:
Product	(20)%	4%	(6)%
Services	(15)%	1%	(2)%
Total	(20)%	3%	(5)%

Total cost of sales decreased by approximately $2.6 million for the nine months ended June 30, 2008, over the comparable period in fiscal 2007, to $47.8 million, down from $50.3 million in the prior year period. The decrease in cost of sales was due, overall, to the decrease in sales, but reflected an overall 5% decline in gross margin to 19% for the current year nine month period versus 24% in the prior year nine month period. This decrease in the overall gross margin was due to (i) the lower level of Systems segment sales as discussed above, coupled with the significant decline in the gross margins in the Systems segment which decreased from 61% gross margin for the nine months ended June 30, 2007 to 41% for the nine months ended June 30, 2008, a decline of 20% in the gross margin. The decline was due, in large part to low production levels associated with the low level of sales in the segment, resulting in a higher volume of unabsorbed overhead charged to cost of sales, and also to prior year Systems segment revenues having included approximately $522 thousand in royalty revenue, which carry no cost of sales; versus no royalty revenue in the nine months ended June 30, 2008.

The gross profit margin for the Service and System Integration segment increased by 3% gross margin from 14% for the prior year nine-month period to 17% for the nine month period ended June 30, 2008. This increase was due primarily to a greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with greater sales volume of products that carry higher margins than those sold in the prior year nine month period. In addition, a greater percentage of Service and System Integration segment sales were from services (22%) in the Fiscal 2008 nine-month period versus the prior year nine-month period (19%). Gross margin on service revenues ranged from between 22% to 23% versus product gross margins which ranged from between 12% to 16%, in the Service and System Integration segment.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2008 and 2007:

	For the Nine Months Ended
	June 30, 2008	% of Total	June 30, 2007	% of Total	$ (Decrease)	% (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$1,650	100%	$1,767	96%	$(117)	(7)%
Service and System Integration	-	-%	71	4%	(71)	(100)%
Total	$1,650	100%	$1,838	100%	$(188)	(10)%

Engineering and development expenses decreased by $188 thousand, or approximately 10%, in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, due primarily to lower consulting costs in connection with reduced R&D activities in the Systems segment and lower costs in the Service and System Integration segment due to reduction in headcount in the UK division.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative expenses by operating segment for the nine months ended June 30, 2008 and 2007:

	For the Nine Months Ended
	June 30, 2008	% of Total	June 30, 2007	% of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$2,608	26%	$3,788	37%	$(1,180)	(31)%
Service and System Integration	7,267	74%	6,529	63%	$738	11%
Total	$9,875	100%	$10,317	100%	$(442)	(4)%

Total selling, general and administrative (“SG&A”) expenses decreased by approximately $442 thousand, or 4%, for the first nine months of 2008 compared to the corresponding period of fiscal 2007. The decrease in Systems segment SG&A as shown above, resulted from lower commission and bonus expense of approximately $505 thousand, and lower audit fees of approximately $614 thousand. The increase in SG&A expenses in the Service and System Integration segment as shown in the table above resulted from higher commission expense of approximately $385 thousand, due primarily to the higher sales volume in the US operations. SG&A expenses were higher in the German division of the Service and System integration segment due to higher sales and marketing headcount, which accounted for $259 thousand of the increase and the foreign currency fluctuation impact related to the higher Euro vs. the US dollar, which accounted for $260 thousand of the increase in expense. SG&A expenses in the UK division decreased by approximately $218 thousand due a reduction in headcount versus the prior year

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2008 and 2007:

	For the Nine Months Ended
	June 30, 2008	June 30, 2007	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(68)	$(72)	$4
Interest income	519	357	162
Foreign exchange gain (loss)	28	(1)	29
Insurance settlement gain ent gain	-	240	(240)
Other expense, net	(15)	(22)	7
Total other income, net	$464	$502	$(38)

Total other income decreased by $38 thousand for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, as shown above. The increase in interest income was due to larger holdings of investments and interest bearing deposits in the current year period. The increase in interest income was offset by a decrease due to the non-recurrence of the insurance settlement gain that was realized in the prior year nine-month period. This gain resulted from the death benefit received by the Company exceeding the carrying cash surrender value on the policy.

Overview of the quarter ended June 30, 2008 Results of Operations

Highlights include:

•	Revenue decreased by approximately $6.8 million, or 26%, to $19.2 million for the quarter ended June 30, 2008 versus $25.9 million for the quarter ended June 30, 2007.

•
Operating income decreased by approximately $1.4 million, or 112%, to an operating loss of $153 thousand for the quarter ended June 30, 2008 versus operating income of $1.3 million for the quarter ended June 30, 2007.

•	Net income decreased by $890 thousand, or 101%, to a net loss of $8 thousand for the quarter ended June 30, 2008 versus net income of $882 thousand for the quarter ended June 30, 2007.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended June 30, 2008 and 2007:

	June 30, 2008	% of sales	June 30, 2007	% of sales
Sales	$19,155	100%	$25,944	100%
Costs and expenses:
Cost of sales	15,724	82%	20,242	78%
Engineering and development	471	3%	665	3%
Selling, general and administrative	3,113	16%	3,762	14%
Total costs and expenses	19,308	101%	24,669	95%
Operating income	(153)	(1)%	1,275	5%
Other income	123	1%	332	1%

Income before income taxes	(30)	-%	1,607	6%
Provision for income taxes	(22)	-%	725	3%
Net income	$(8)	-%	$882	3%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2008:
Product	$1,193	$13,537	$14,730	77%
Services	102	4,323	4,425	23%
Total	$1,295	$17,860	$19,155	100%
% of Total	7%	93%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2007:
Product	$5,241	$16,630	$21,871	84%
Services	106	3,967	4,073	16%
Total	$5,347	$20,597	$25,944	100%
% of Total	21%	79%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(4,048)	$(3,093)	$(7,141)	(33)%
Services	(4)	356	352	9%
Total	$(4,052)	$(2,737)	$(6,789)	(26)%
% increase (decrease)	(76)%	(13)%	(26)%

As shown above, total revenues decreased by approximately $6.8 million, or 26%, for the quarter ended June 30, 2008 compared to the same period of fiscal year 2007. Systems segment revenues decreased by approximately $4.1 million for the current year quarter versus the prior year quarter and Service and System Integration segment revenues decreased by approximately $2.7 million.

Product revenues decreased by approximately $7.1 million, or 33% for the quarter ended June 30, 2008 compared to the comparable period of fiscal 2007. This change in product revenues was made up of a decrease in product revenues in the Service and System Integration segment of approximately $3.1 million over the prior year quarter and a decrease in product revenues in the Systems segment of $4.0 million versus the prior year quarter.

The decrease in the Service and System Integration segment product revenue was primarily due to a decrease in product sales in the German operation of $4.2 million, offset by an increase of approximately $1.1 million in product sales in our US operations of this segment. The $4.2 million decrease from the German operations, consisted of a decrease of approximately $5.0 million caused by lower sales volume, offset by an increase of approximately $800 thousand due to the effect of a stronger Euro versus the US dollar, during the quarter ended June 30, 2008 versus the quarter ended June 30, 2007. The decrease in sales volume was due to lower sales to large customers, Kabel Deutschland and Atos Origin. Sales to these customers decreased by $4.2 million and $2.0 million, respectively. These decreases were due to large project wins realized in the prior year quarter, which did not recur in the current year quarter due to the lack of significant IT investment and projects in fiscal year 2008. Offsetting these decreases, were sales to two new customers, UnityMedia which totaled approximately $507 thousand and Bayer which totaled approximately $647 thousand.

The decrease in the Systems segment product revenues of approximately $4.0 million for the quarter ended June 30, 2008 versus the comparable period in fiscal 2007 was primarily due to the decrease in sales to Raytheon of approximately $4.4 million over the prior year period. Prior year sales to Raytheon were in connection with an order for sixteen systems that were shipped over the course of fiscal 2007. Sales to Raytheon for the three months ended June 30, 2008 were approximately $40 thousand consisting of spare parts and repairs. In addition, sales to Lockheed Martin decreased by approximately $133 thousand, while sales to KBK increased by approximately $562 thousand for the three months ended June 30, 2008 versus the prior year comparable period.

As shown in the table above, service revenues increased by approximately $352 thousand, or 9% for the quarter ended June 30, 2008 compared to the comparable quarter of fiscal 2007. This increase was substantially from the Service and System Integration segment wherein service revenue increased by approximately $356 thousand. This increase was driven primarily from the German division wherein service revenue increased by approximately $1.2 million, approximately $409 thousand of which was the result of the foreign currency fluctuation impact and approximately $791 thousand was due to increased sales volume. The increase in sales volume was to higher levels of professional services for consulting work in archiving and identity and access management. Offsetting the increased services revenues in Germany, service revenue in the UK subsidiary of the Service and System Integration segment decreased by approximately $754 thousand, resulting from the non-recurrence of a large development project to a single customer, NCH, delivered in the third quarter of fiscal 2007.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Amounts in thousands)
	June 30, 2008%		June 30, 2007%		$ Increase/ (Decrease)	% Increase(Decrease)
North America	$8,026	42%	$12,654	49%	$(4,628)	(37)%
Europe	8,867	46%	12,706	49%	(3,839)	(30)%
Asia Pacific	2,262	12%	584	2%	1,678	287%
Totals	$19,155	100%	$25,944	100%	$(6,789)	(26)%

The decrease in North American revenue in for quarter ended June 30, 2008 versus the prior year quarter, was due to the decrease in sales to Raytheon of $4.4 million.

The decrease in revenues in Europe for the three months ended June 30, 2008 versus the comparable period of fiscal 2007 was due primarily to the reasons set forth above with respect to sales volumes and foreign exchange rate fluctuations in the German operations of the Service and System Integration segment. To summarize the data presented above approximately $4.2 million of the decrease was related to decreased sales volume from the German division and approximately $754 thousand was due to lower sales volume in from the UK division. Offsetting these decreases, there was an increase of $1.2 million related to the foreign exchange rate change of a stronger Euro versus the US dollar.

The increase in sales in Asia Pacific was due to sales from the US division of the Service and System Integration segment of approximately $1.1 million plus increased sales in the Systems segment to KBK in the quarter ended June 30, 2008 versus the quarter ended June 30, 2007 of approximately $562 thousand.

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended June 30, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2008:
Product	$629	$11,710	$12,339	78%
Services	20	3,365	3,385	22%
Total	$649	$15,075	$15,724	100%
% of Total	4%	96%	100%
% of Sales	50%	84%	82%

Gross Margins:
Product	47%	13%	16%
Services	80%	22%	24%
Total	50%	16%	18%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2007:
Product	$2,083	$14,753	$16,836	83%
Services	18	3,388	3,406	17%
Total	$2,101	$18,141	$20,242	100%

	Systems	Service and System Integration	Total	% of Total
% of Total	10%	90%	100%
% of Sales	39%	88%	78%

Gross Margins:
Product	60%	11%	23%
Services	84%	15%	16%
Total	61%	12%	22%

	Systems	Service and System Integration	Total	% of Total
Increase (Decrease)
Product	$(1,454)	$(3,043)	$(4,497)	(27)%
Services	2	(23)	(21)	(1)%
Total	$(1,452)	$(3,066)	$(4,518)	(22)%

% Increase (decrease)	(69)%	(17)%	(22)%
% of Sales	11%	(4)%	4%

Gross Margins:
Product	(13)%	2%	(7)%
Services	(4)%	7%	8%
Total	(11)%	4%	(4)%

Total cost of sales decreased by approximately $4.5 million for the quarter ended June 30, 2008, versus the quarter ended June 30, 2007, to $15.7 million down from $20.2 million in the prior year quarter. The decrease in cost of sales was due, overall, to the decrease in sales volume and revenues, but reflects an overall 4% decline in gross margin to 18% for the current year quarter versus 22% in the prior year quarter. This decrease in the overall gross margin was due to (i) the lower level of System segment sales as discussed above, coupled with a 11% decline in the gross margin in the Systems segment which decreased from 61% gross margin for the quarter ended June 30, 2007 to 50% for the quarter ended June 30, 2008. The decline was due to the low production levels in the quarter ended June 30, 2008 associated with the low level of sales resulting in a higher volume of unabsorbed overhead charged to cost of sales.

Gross profit margins for the Service and System Integration segment increased by 4% gross margin from 12% for the prior year quarter to 16% for the current year quarter ended June 30, 2008. This increase was due primarily to a greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with greater sales volume of products that carry higher margins than those sold in the prior year quarter.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	% of Total	June 30, 2007	% of Total	$ Decrease	% Decrease
	(Amounts in thousands)
By Operating Segment:
Systems	$470	100%	$625	94%	$(155)	(25)%
Service and System Integration	-	-%	40	6%	(40)	(100)%
Total	$470	100%	$665	100%	$(195)	(29)%

Engineering and development expenses decreased by $195 thousand, or approximately 29%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, due primarily to lower consulting costs in connection with reduced R&D activities in the Systems segment and lower costs in the Service and System Integration segment due to reduction in headcount in the UK division.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	% of Total	June 30, 2007	% of Total	$ (Decrease)	% (Decrease)
	(Amounts in thousands)
By Operating Segment:
Systems	$790	25%	$1,391	37%	$(601)	(43)%
Service and System Integration	2,323	75%	2,371	63%	(48)	(2)%
Total	$3,113	100%	$3,762	100%	$(649)	(17)%

Total selling, general and administrative (“SG&A”) expenses decreased by $649 thousand, or 17%, in the quarter ended June 30, 2008 compared to the corresponding quarter of fiscal 2007. The Systems segment SG&A expenses decreased by approximately $601 thousand, while SG&A expenses in the Services and System Integration segment decreased by approximately $48 thousand. The decrease in the System segment expense was due to a decrease in audit fees of $183 thousand, which were higher in the fiscal quarter ended June 30, 2007 due to compliance issues related to the completion of our statutory filings for the prior fiscal year that did not recur, lower commissions and bonus expense of approximately $315 thousand, due to lower sales volume and earnings, lower legal fees of approximately $39 thousand and more favorable increase in cash surrender value on officer life insurance of approximately $65 thousand.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	June 30, 2007	$ Increase/ (Decrease)
	(Amounts in thousands)
Interest expense	$(22)	$(24)	2
Interest income	134	117	17
Foreign exchange gain (loss)	5	(2)	7
Insurance settlement gain	−	240	(240)
Other income, net	6	1	5
Total other income, net	$123	$332	(209)

Total other income decreased by $209 thousand for the three months ended June 30, 2008 compared to the same period of fiscal 2007, as shown above. The increase in interest income was due to larger holdings of investments and interest bearing deposits in the current year quarter. The increase in interest income was offset by a decrease due to the non-recurrence of the insurance settlement gain that was realized in the prior year three-month period. This gain resulted from the death benefit received by the Company exceeding the carrying cash surrender value on the policy.

Income Taxes

Income Tax Provision

The company recorded income tax benefit of $22 thousand and $40 thousand for the quarter and nine months ended June 30, 2008, respectively, reflecting an effective income tax benefit rate of 34% for the nine months ended June 30, 2008, compared to income tax expense of $725 thousand and $1.8 million for the quarter and nine months ended June 30, 2007, respectively, reflecting an effective tax rate of 46% for the nine months ended June 30, 2007. The tax benefit for the nine months ended June 30, 2008 was due to the carryback of the operating loss of our US operation for the nine month period. For the nine months ended June 30, 2007, our effective tax rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash, cash equivalents and short term investments, which decreased by approximately $5.1 million to approximately $16.2 million as of June 30, 2008 as compared to approximately $21.4 million as of September 30, 2007. Significant items that account for this reduction in cash and short term investments include (i) the reclassification of auction rate security investments totaling $4.8 million, which historically were classified as short term, to long term investments; (ii) cash provided by operating activities of approximately $396 thousand, (iii) cash used by financing activities of approximately $416 thousand, (iv) cash used to purchase property, plant and equipment of $396 thousand and (v) a use of cash to pay premiums on officers’ life insurance of $144 thousand.

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

Cash provided by operations of approximately $396 thousand was due substantially to a decrease in accounts receivable of approximately $577 thousand, depreciation expense of approximately $428 thousand, increase in accounts payable and accrued expenses of $411 and stock-based compensation of approximately $230 thousand, offset by a decrease in deferred revenue of approximately $1.1 million.

In financing activities, we used $698 thousand to purchase treasury stock and received cash totaling $282 thousand for CSPI common stock issued for stock options exercised pursuant to the Company’s stock option and stock purchase plans.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continued operations during the three and nine month periods ended June 30, 2008 and 2007. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, our major market risk exposure relates to adverse fluctuations in interest rates risk and foreign currency exchange risk. We believe our exposure associated with these market risks has not changed materially since September 30, 2007.

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets.  As of June 30, 2008, the fair value of our investments in auction rate securities was $5.25 million of which $4.8 million is classified as long term investments. The balance of $450 thousand is classified as short-term investments and should be redeemed within the next twelve months.   The fair value of our long term auction rate securities may change significantly due to events and conditions in the credit and capital markets.  The current fair value of our auction rate securities would be significantly lower if the market price of these securities were to decline.  Assuming a 10% adverse change in the market price of these securities overall, the fair value would decline approximately $480 thousand. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree.  While these investments and/or issuers are currently rated AAA by various credit rating agencies as of June 30, 2008, these securities/issuers could be subject to review for possible downgrade.  Any downgrade in these credit ratings may result in additional decline in estimated fair value of our auction rate securities.  Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INVESTED A PORTION OF OUR CASH IN AUCTION RATE SECURITIES, THE MARKET FOR WHICH HAS BECOME ILLIQUID. ALTHOUGH WE ACQUIRED THESE SECURITIES WITH THE INTENTION OF SELLING THEM IN THE NEAR TERM, WE MAY BE REQUIRED TO HOLD THEM INDEFINITELY.

       As of June 30, 2008, we held $5.25 million (par value) of which are long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). All of our auction rate securities were originally acquired during the six months ended March 31, 2008 and have final maturity dates ranging from 2027 to 2057.

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

       Our investment in auction rate securities as of June 30, 2008 was diversified across six separate issues and each issue maintains scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $4.8 million (par value) of our auction rate securities which are classified as long term investments were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP") or MBIA Insurance Co. The remaining $450 thousand is a closed end preferred auction security secured by the assets of the closed end funds. The fund is legally required to maintain assets of 200% of the face value of the preferred auction securities. The $450 thousand will be redeemed in the near future, although no specific date has been set by the issuer.

Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. As noted above, we have been notified that some of our holdings will be redeemed. We are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, all of our auction rate securities not intended to be redeemed which total $4.8 million, have been classified as long-term investments on our consolidated balance sheet as of June 30, 2008. The $450 thousand auction rate security that will be redeemed within the next twelve months was classified as short term investments in current assets on our consolidated balance sheet as of June 30, 2008.

We expect to fund short-term and long-term liquidity needs from our cash and cash equivalent and short term investments totaling $16.2 million as of June 30, 2008, operating cash flow and, if necessary, funds borrowed under our $2.5 million unsecured revolving credit facility or other future financing arrangements.

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

CSP INC.

Date: August 14, 2008	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 14, 2008	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002