Form 10-K
period 2008-09-30
CSP INC /MA/
filed 2008-12-29
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,664,246 based on the closing sale price of $6.03 as reported on the Nasdaq Global Market.

As of December 12, 2008, we had outstanding 3,749,258 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this annual report are incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2008.

Note: Items 1B, 6 and 7A are not required for smaller reporting companies and therefore not furnished.

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

•

The Service and System Integration Segment includes the computer maintenance and integration services and third-party computer hardware and software value added reseller (“VAR”) businesses of our Modcomp subsidiary (“Modcomp”). Modcomp is a wholly owned subsidiary of CSPI which operates in the United States, Germany and the United Kingdom (the “UK”). Modcomp markets and sells its products through its own direct sales force. Modcomp provides solutions and services for complex IT environments including data storage products, servers, unified communications solutions, IT security solutions and information life cycle management consulting. Modcomp also provides managed IT services through its state of the art network operations center.

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2008 and 2007. Additional segment and geographical information is set forth in note 15 to our financial statements.

Segment	2008	%	2007	%
	(Amounts in thousands)
Systems	$4,957	6%	$22,133	24%
Service and System Integration	71,825	94%	71,905	76%

Total Sales	$76,782	100%	$94,038	100%

Systems Segment

Products and Services

The Systems segment’s multicomputer systems utilize commodity hardware components that are compliant with industry standards and open source software, and deliver a high-performance, high density, and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, all interconnected by a very high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. Typical computationally intense applications requiring these products include radar, sonar, command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) within the defense market segment.

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

Building upon the momentum of the 2000 SERIES, we announced the next generation FastCluster product line, the 3000 SERIES, in fiscal 2006. The first prototype of a 3000 SERIES component was shipped to a customer for evaluation purposes in September 2007. This prototype was successfully evaluated by the customer during fiscal 2008, and we anticipate future orders for 3000 Series systems. The 3000 SERIES product line is being designed to deliver performance that is superior to our predecessor products in bi-section bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES product line is targeting high performance DSP, signal intelligence (SIGINT), radar, and sonar applications in airborne, shipboard and unmanned aerial vehicle (UAV) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the U.S. Government Department of Defense (“DOD”) vision of “systems of systems” in which embedded systems are not designed, deployed, and used in isolation but rather in a cooperative way.

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

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer systems to the aerospace and defense markets with emphasis on applications requiring the analysis of complex signals such as sonar and radar. We distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors, and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

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

Our cluster computing technologies that support “network centric warfare” and information exchange in real-time are becoming increasingly significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2009 and beyond, our focus is to build interest in our 3000 SERIES multicomputers among our customers.

Significant Customers

The Systems segment is reliant upon a small number of customers, the loss of any one of which could have a material adverse effect on the segment. See Note 15 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2008 and 2007.

Competition

The Systems segment’s markets are very competitive. Customer requirements coupled with advancements in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980’s to the Motorola PowerPC’s with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2008 involved completing and launching the new 3000 SERIES product line, with a focus on continuing to provide our defense customers with increased processing capabilities based on the latest industry standard technologies: VXS (VITA 41), multi-core processors, FPGA’s, and Myricom’s Myri-10G high speed interconnect with 10 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support, and dedicated customer service allow us to compete favorably as a provider of high-performance cluster computer systems.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Curtis Wright and G. E. Fanuc. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Motorola, Force, HP, IBM, and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and have the potential to become noteworthy competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features, and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size, and specialized packaging, is the primary factor in the buying decision.

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

Research and Development

For the year ended September 30, 2008, our expenses for research and development were approximately $2.2 million compared to approximately $2.6 million for fiscal year 2007. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments, including the 3000 SERIES product line.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $687 thousand at September 30, 2008 as compared to $771 thousand as of September 30, 2007. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Service and System Integration Segment

Recent Acquisition

On September 25, 2008 the Company acquired substantially all of the assets of R2 Technology Services, Inc. (“R2”), through its Modcomp subsidiary, as part of our Service and System Integration business segment. R2 is an IT solutions and managed service provider that specializes in unified communications and IT security solutions. The Company acquired R2 to expand our 3rd party product and IT services offerings and for potential synergies which we may realize by cross selling our legacy and newly acquired product and service capabilities among the newly combined customer base. The company paid total consideration of approximately $2.4 million to acquire substantially all of the assets of R2, of which $2 million was paid in cash at closing, $317 thousand was paid subsequently for net working capital items acquired, $36 thousand was incurred for transaction costs directly related to the acquisition, and approximately $90 thousand was incurred for the assumption of certain other liabilities. The Company funded the acquisition by borrowing $1.5 million under its revolving credit note and used approximately $900 thousand in cash. The amount borrowed under its revolving credit note was repaid in October of 2008.

Products and Services

Integration Solutions

Over the past several years, the business of our Service and System Integration segment has evolved away from selling our proprietary process control and data acquisition (“PCDA”) computer systems, into becoming a systems integrator and VAR of integrated solutions including third-party hardware, software and technical computer-related services and managed services via a state of the art network operations center (“NOC”). Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site.

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the Information technology market, with a strategic focus on high-end UNIX servers, industry standard servers, midrange data storage infrastructure products, unified communications and IT security hardware and software solutions, as well as computer networking equipment. Our key offerings include products from IBM, HP, Sun Microsystems, Juniper Networks, Hitachi, Citrix, APC, EMC, Cisco Systems, Microsoft, Checkpoint and Computer Associates. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers’ diverse systems and technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”), and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs, and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in education, telecommunications, health services, distribution, financial services, professional services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA hardware—hardware and software, operating system and user support

•	Implementation, integration, configuration and installation services

•

Enterprise security intrusion prevention, network access control and unified threat management—Using third-party products from companies like Checkpoint, Juniper Networks, Cisco Systems and NetScreen, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies

•	IT security compliance services—We provide services for IT security compliance with personal privacy laws such as HIPPA and corporate governance laws such as Sarbanes-Oxley

•	Unified communications, wireless and routing and switching solutions using Cisco Systems’ products and services

•

Custom software applications and solutions development and support—We develop custom applications to customer specifications using industry standard platforms such as Microsoft .Net, Sharepoint, and Prince2 project management. We are a Microsoft Gold Partner.

•	NOC managed IT provides services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.

Markets, Marketing and Dependence on Certain Customers

We market the products we sell and services we provide through various sales offices in the US, Germany, and the UK through our direct sales force (for a detailed list of our locations, see Item 2 of this Form 10-K). We are an IT systems integrator and computer hardware and software VAR. We provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices, and across the US. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers.

Significant customers

The Service and System Integration segment sells to literally hundreds of customers across the US and in Europe (primarily the UK and Germany). See Note 15 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2008 and 2007.

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

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the Service and System Integration segment include procurement capability, product diversity allowing for delivery of complete and custom solutions to our customers, strength of key partner relationships with the major IT OEMs, ability to supply unique and/or specialized needs of the SMB and LEB markets, strong knowledge of the IT products that we sell, ability to provide managed services through our NOC, and the consulting integration services required to design and install the custom solutions that fit our customers’ IT needs. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $4.6 million at September 30, 2008, as compared to $4.5 million at September 30, 2007. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Employees

On September 30, 2008, we had 157 employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 15 of our consolidated financial statements.

Item 1A.	Risk Factors

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

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. The Systems segment is reliant upon a small number of significant customers, the loss of any one of which could have a material adverse effect on the segment. In the Service and System Integration segment, sales to Atos Origin accounted for approximately 13% and 15% of total consolidated revenues for the years ended September 30, 2008 and 2007, respectively. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our systems to the defense market accounted for approximately 6% and 23% of our consolidated revenues and 98% and 99% of the Systems segment sales for the fiscal years ended September 30, 2008 and 2007, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established operations in the UK and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 51% and 45% of our total revenue for the fiscal years ended September 30, 2008 and 2007, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our reported financial information, our Common Stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our Common Stock could suffer, and we might become subject to litigation.

While our management will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures, there is no assurance that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives, including the prevention and detection of fraud, all of the time.

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

Listed below are our principal facilities as of September 30, 2008. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:

CSP Inc.	Corporate Headquarters	Leased	21,500 S.F.
43 Manning Road	Manufacturing, Sales,
Billerica, MA	Marketing, and
Administration
Service and Systems Integration Segment Properties:

Modcomp, Inc.	Division Headquarters	Leased	21,450 S.F.
1500 N. Powerline Road	Sales, Marketing, and
Deerfield Beach, FL	Administration

Modcomp, Inc.	Sales, Marketing and Service	Leased	3,083 S.F.
9155 South Dadeland Blvd, Suite 1400
Miami, FL

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	12,191 S.F.
Oskar-Jager-Strasse 125-143	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing, and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
Wokingham Berkshire
United Kingdom

Modcomp Systemhaus GmbH	Sales, Marketing and Service	Leased	2,819 S.F.
Gartenstr. 23-27
D-61352 Bad Homburg
Germany

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	2008		2007
Fiscal Year:	High	Low	High	Low
1st Quarter	$9.16	$6.19	$9.25	$5.51
2nd Quarter	7.60	5.43	11.88	7.61
3rd Quarter	6.30	5.55	10.16	8.45
4th Quarter	6.33	4.76	10.50	7.14

Stockholders.    We had approximately 250 holders of record of our common stock as of December 12, 2008. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,374.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Share Repurchase Plans.    The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2008:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2007	7,108	$7.65	7,108
November 30, 2007	21,677	7.10	21,677
December 31, 2007	16,283	6.50	16,283
January 31, 2008	3,890	7.07	3,890
February 29, 2008	10,795	6.38	10,795
March 31, 2008	15,675	5.85	15,675
April 30, 2008	2,110	5.93	2,110
May 31, 2008	10,890	5.81	10,890
June 30, 2008	15,550	5.76	15,550
July 31, 2008	11,365	5.51	11,365
September 30, 2008	500	5.14	500

Total	115,843	$6.36	115,843	194,857

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans please refer to Note 14 of our audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2008 Results of Operations

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

Highlights include:

•	Revenue decreased by approximately $17.3 million, or 18%, to $76.8 million for the year ended September 30, 2008 versus $94.0 million for the year ended September 30, 2007.

•

Operating income decreased by approximately $8 million, or 122%, to an operating loss of approximately $1.5 million for the year ended September 30, 2008 versus operating income of $6.6 million for the year ended September 30, 2007.

•

Net income decreased by approximately $4.5 million, or 110%, to a net loss of approximately $407 thousand for the year ended September 30, 2008 versus net income of approximately $4.0 million for the year ended September 30, 2007.

•	Net cash used by operations was approximately $280 thousand for the year ended September 30, 2008 compared to net cash provided by operations of $9.4 million for the year ended September 30, 2007.

The reduction in revenues of $17.3 million was substantially due to lower revenues in our Systems division where revenues were down by approximately $17.2 million versus the year ended September 30, 2007. In fiscal year 2007, we shipped the largest contract awarded to us in the Company’s history, in the Multicomputer Division. This was a contract for Fast Cluster 220R systems from Raytheon Corporation, which totaled approximately $18.1 million in revenue for the year ended September 30, 2007. Sales to Raytheon were minimal for the year ended September 30, 2008.

Also in fiscal 2008 we were engaged in significant research and development efforts in the Systems segment making significant progress toward developing and launching our newest product line, the Fast Cluster Series 3000, which is designed to provide what we believe is the most advanced interconnect technology available today. The 3000 SERIES will provide our customers with another state-of-the-art, fully ruggedized open source system, which will be essential to our future growth opportunities.

We expect Systems segment revenues for fiscal year 2009 to be stronger than fiscal year 2008 revenues. However we do not expect that Systems segment revenues will return to the levels that we were able to realize in fiscal 2007. We are currently working with several of our long-standing customers, and additional prospects, in an effort to secure program wins for our next generation 3000 SERIES product line, for which there are a number of considerable opportunities. In addition, we continue to explore opportunities to further supply existing programs and new programs with our 2000 SERIES product line.

Revenues in the Service and System Integration segment in fiscal 2008 were $71.8 million versus fiscal 2007 revenues of $71.9 million. However, the US operations of this segment experienced strong sales growth in fiscal 2008, of $3.7 million, an 11% increase over fiscal year 2007. This growth was due to several significant new accounts originating toward the end of fiscal 2007 that carried into fiscal 2008. Offsetting the growth in the US operation, revenues declined in the German operation of the segment for fiscal year 2008 versus fiscal 2007 by $3.2 million, or 9%. The decline was due primarily to the absence of large orders in fiscal 2008 compared with fiscal 2007. The lack of these large orders resulted in a decline in sales volume in Germany of approximately $6.9 million. However, this decline was offset by a favorable fluctuation of the Euro versus the US dollar, of approximately $3.6 million. We are cautiously optimistic that demand for IT products, maintenance, installation, consulting, outsourcing, unified communications products and services and network security will provide for growth of the business in fiscal 2009, despite the economic downturn. We continue to see demand for quality integrated IT infrastructure solutions and we plan to utilize our expertise to grow the business in the future.

On September 25, 2008 the Company acquired substantially all of the assets of R2 Technology Services, Inc. (“R2”), through its Modcomp subsidiary, as part of our Service and System Integration business segment. R2 is an IT solutions and managed service provider that specializes in unified communications and IT security solutions. The Company acquired R2 to expand our 3rd party product and IT services offerings and for potential synergies which we may realize by cross selling our legacy and newly acquired product and service capabilities among the newly combined customer base. We expect that the acquisition of R2 will provide a significant increase to revenues of the Service and System Integration segment, and will be accretive to operating income of the segment as well. Revenues for R2 for the year ended September 30, 2008 were immaterial, because the acquisition occurred six days before year end.

The following table sets forth certain information which is based on data from our Consolidated Statements of Operations:

	Percentage of sales		Period to Period
	Fiscal year ended September		Dollar increase (decrease)
	2008	2007	2008 compared to 2007
	(Dollar amounts in thousands)
Sales	100.0%	100.0%	$(17,256)
Costs and expenses:
Cost of sales	81.8%	75.2%	(7,900)
Engineering and development	2.8%	2.7%	(401)
Selling, general and administrative	17.3%	15.1%	(952)
Total costs and expenses	101.9%	93.0%	(9,253)
Operating income (loss)	(1.9)%	7.0%	(8,003)
Other income	0.8%	0.8%	(153)
Income (loss) before income taxes	(1.1)%	7.8%	(8,156)
Income tax expense (benefit)	(0.6)%	3.5%	(3,700)
Net income (loss)	(0.5)%	4.3%	$(4,456)

Results of Operations—2008 Compared to 2007

For the fiscal year ended September 30, 2008, sales decreased to $76.8 million, compared to $94.0 million for fiscal year ended September 30, 2007. The net loss for the year ended September 30, 2008 was $407 thousand, or $0.11 per diluted share compared with net income of $4.0 million, or $1.03 per diluted share for fiscal year ended September 30, 2007.

Revenue

The following table details the Company’s sales by geographical region for fiscal years September 30, 2008 and 2007:

	For the Year Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	September 30, 2008%		September 30, 2007%
	(Dollar amounts in thousands)
North America	$37,337	49%	$51,279	55%	$(13,942)	(27)%
Europe	35,992	47%	39,863	42%	(3,871)	(10)%
Asia Pacific	3,453	4%	2,896	3%	557	19%

Totals	$76,782	100%	$94,038	100%	$(17,256)	(18)%

North American revenue, for the year ended September 30, 2008, decreased versus the prior year due largely to the decrease in sales in the Systems segment related to the decrease in sales to Raytheon of $18.1 million offset by the increases in sales to General Dynamics, Lockheed Martin and BAE of approximately $180 thousand, $608 thousand and $764 thousand, respectively. In addition, sales increases to domestic customers in the US operation of the Service and System Integration segment were $2.6 million.

The decrease in revenues in Europe for the year ended September 30, 2008 versus the prior year was due primarily to sales volumes and foreign exchange rate fluctuations in the German operations of the Service and System Integration segment. Approximately $6.8 million of the decrease was related to decreased sales volume from the German division and approximately $569 thousand was due to lower sales volume from the UK division. Offsetting these decreases, the foreign exchange rate change of a stronger Euro versus the US dollar accounted for an increase in Europe sales of $3.6 million. The increase in sales in the Asia Pacific region was due to sales from the US division of the Service and System Integration segment of approximately $1.2 million offset by lower sales in the Systems segment to Kyokuto Boeki Kaisha (“KBK”) for the year ended September 30, 2008 versus the prior year of approximately $604 thousand.

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

The following table details the Company’s sales for products and services by operating segment for the fiscal years September 30, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
2008
Product	$4,633	$55,670	$60,303	79%
Services	324	16,155	16,479	21%

Total	$4,957	$71,825	$76,782	100%

% of Total	6%	94%	100%

2007
Product	$21,193	$58,341	$79,534	85%
Services	940	13,564	14,504	15%

Total	$22,133	$71,905	$94,038	100%

% of Total	24%	76%	100%

	Systems	Service and System Integration	Total	% (Increase) Decrease
	(Dollar amounts in thousands)
Increase (Decrease)
Product	$(16,560)	$(2,671)	$(19,231)	(24)%
Services	(616)	2,591	1,975	14%

Total	$(17,176)	$(80)	$(17,256)	(18)%

% Increase (decrease)	(78)%	—%	(18)%

Total revenues were $76.8 million for the year ended September 30, 2008 versus $94.0 million for the year ended September 30, 2007 for a decrease of approximately $17.3 million, or 18%. The decrease in revenue was due substantially to a decrease in Systems segment revenues of approximately $17.2 million. Service and System Integration segment revenues decreased by approximately $80 thousand.

Product revenues for fiscal 2008 decreased by approximately $19.2 million, while service revenue increased by approximately $2.0 million, versus fiscal 2007. Systems segment product revenue decreased by approximately $16.6 million while Service and System Integration segment product revenue decreased by approximately $2.7 million.

The $16.6 million decrease in the Systems segment product revenue was primarily due to the decrease in sales to Raytheon for fiscal 2008, which decreased by $18.1 million versus fiscal year 2007. Sales to Raytheon in fiscal 2007 were in connection with an order for sixteen systems that were shipped over the course of fiscal 2007. Sales to Raytheon for the year ended September 30, 2008 were approximately $86 thousand consisting of spare parts and repairs. In addition, product sales to KBK decreased by approximately $604 thousand for the year ended September 30, 2008 versus the prior year comparable period, while product sales to Lockheed Martin, BAE and General Dynamics increased by $ 1.2 million, $764 thousand and $180 thousand, respectively.

The $2.7 million decrease in the Service and System Integration segment product revenue was due to a $6.4 million decrease in product sales from the segment’s German operations, offset by a $3.7 million increase in shipments in the segment’s US operations. The German division decrease was due to lower sales volume of $8.8 million offset by an increase due to the stronger Euro versus the US dollar during the year ended September 30, 2008 versus the comparable period of fiscal 2007, which totaled approximately $2.4 million. The decrease in sales volume was due to lower sales to large customers, Atos Origin, Kabel Deutschland, Ish NRW GmbH and Bytemobile. Product sales to these customers decreased by $5.8 million, $3.8 million, $811 thousand and $710 thousand, respectively. These decreases were due to large project wins in the prior year, which did not recur in the current year due to the lack of significant IT investment and projects in fiscal year 2008. Offsetting these decreases, were sales to two customers, UnityMedia which totaled approximately $2.1 million and Huttenwerke Krupp Maannesmann which totaled approximately $300 thousand. In the US operation, the increase was made up of increased new-customer sales versus prior year new-customer sales, which accounted for approximately $794 thousand of the increase, while same-customer sales increased by $2.9 million.

Service revenues increased by approximately $2.0 million. Systems segment service revenues decreased by approximately $616 thousand, while Service and System Integration segment service revenue increased by approximately $2.6 million. The Systems segment service revenue decrease was primarily the result of the absence of any royalty revenue from Lockheed Martin which totaled approximately $558 thousand for the year ended September 30, 2007. In the Service and System Integration segment, service revenues from the German division increased by approximately $3.2 million, approximately $1.2 million of which was the result of the foreign currency fluctuation impact and approximately $2.0 million was due to increased sales volume. The increase in sales volume was due to higher levels of professional services for consulting work in archiving and identity and access management. Offsetting the increased services revenues in Germany, service revenue in the UK subsidiary of the Service and System Integration segment decreased by approximately $568 thousand. This decrease resulted primarily from the non-recurrence of a large development project to a single customer, NCH, delivered in the third quarter of fiscal 2007, which accounted for a decrease in revenues of approximately $900. The UK division also realized increases in revenues from several other customers totaling approximately $300 for software maintenance and professional service contracts.

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales by operating segment for fiscal years ended September 30, 2008 and 2007:

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
2008
Cost of Sales:
Product	$2,916	$47,395	$50,311
Services	109	12,363	12,472

Total	3,025	59,758	62,783
% of Total	5%	95%	100%
% of sales	61%	83%	82%
Gross Profit:
Product	$1,717	$8,275	$9,992
Services	215	3,792	4,007

Total	1,932	12,067	13,999
% of Total	14%	86%	100%
Gross Margins:
Product	37%	15%	17%
Services	66%	23%	24%
Total	39%	17%	18%
2007
Cost of Sales:
Product	$8,498	$51,224	$59,722
Services	281	10,680	10,961

Total	8,779	61,904	70,683
% of Total	12%	88%	100%
% of sales	40%	86%	75%
Gross Profit:
Product	$12,695	$7,117	$19,812
Services	659	2,884	3,543

Total	13,354	10,001	23,355
% of Total	57%	43%	100%
Gross Margins:
Product	60%	12%	25%
Services	70%	21%	24%
Total	60%	14%	25%
Increase (Decrease)
Cost of Sales:
Product	$(5,582)	$(3,829)	$(9,411)
Services	(172)	1,683	1,511

Total	(5,754)	(2,146)	(7,900)
% decrease	(66)%	(3)%	(11)%
% of Sales	21%	(3)%	7%
Gross Profit:
Product	$(10,978)	$1,158	$(9,820)
Services	(444)	908	464

Total	(11,422)	2,066	(9,356)
% Increase (decrease)	(86)%	21%	(40)%
Gross Margins:
Product	(23)%	3%	(8)%
Services	(4)%	2%	—
Total	(21)%	3%	(7)%

Total cost of sales decreased by approximately $7.9 million for the fiscal year ended September 30, 2008, over the fiscal year ended September 30, 2007, to $62.8 million, down from $70.7 million in the prior fiscal year. The decrease in cost of sales was due, overall, to the decrease in sales, although while sales decreased by 18%, cost of sales decreased by only 11%. This resulted in an overall 7% decline in gross margin to 18% for the fiscal ended September 30, 2008 versus 25% in the prior fiscal year. This decrease in the overall gross margin was due to (i) the lower level of Systems segment sales as discussed above, coupled with the significant decline in the gross margins in the Systems segment which decreased from 60% gross margin for the fiscal year ended September 30, 2007 to 39% for the fiscal year ended September 30, 2008, a decline of 21% in the gross margin. The decline was due in large part to low production levels associated with the low level of sales in the segment, resulting in a higher volume of unabsorbed overhead charged to cost of sales, and also to prior year Systems segment revenues having included approximately $558 thousand in royalty revenue, which carry no cost of sales; versus no royalty revenue in the fiscal year ended September 30, 2008.

The gross profit margin for the Service and System Integration segment increased by 3% gross margin from 14% for the prior year fiscal year to 17% for the fiscal year ended September 30, 2008. This increase was due primarily to greater number of smaller orders, which generally carry higher gross margin than large, high volume orders, coupled with more favorable sales mix toward products that carry higher margins than those sold in the prior year.

Gross profit decreased by approximately $9.4 million comparing the year ended September 30, 2008 to the year ended September 30, 2007, due to (i) the overall decrease in sales volume described above which accounted for $4.3 million of the decrease in gross profit and (ii) the 7% decrease in gross margin explained above, which accounted for approximately $5.1 million of the overall decrease in gross profit.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2008 and 2007:

	2008	% of Total	2007	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,171	100%	$2,523	98%	$(352)	(14)%
Service and System Integration	—	—%	49	2%	(49)	(100)%

Total	$2,171	100%	$2,572	100%	$(401)	(16)%

Engineering and development expenses decreased overall by approximately $401 thousand, or 16%, in fiscal 2008 compared to 2007. The decrease was primarily due to less research and development in the Systems Segment related to the 3000 SERIES product line.

Selling, General and Administrative

The following table details selling, general and administrative expense by operating segment for fiscal years ending September 30, 2008 and 2007:

	2008	% of Total	2007	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,485	26%	$5,650	40%	$(2,165)	(38)%
Service and System Integration	9,794	74%	8,581	60%	1,213	14%

Total	$13,279	100%	$14,231	100%	$(952)	(7)%

Overall, selling, general and administrative costs decreased by approximately $952 thousand, or 7%, in fiscal 2008 compared to 2007. The Systems segment selling, general and administrative expenses decreased by approximately $2.2 million year over year, due to lower commission expense of approximately $350 thousand and the absence of bonus expense for the year ended September 30, 2008, which was approximately $1.1 million for the year ended September 30, 2007. The lower commission and bonus expenses were due to the decrease in sales volume in the Systems segment and net loss in fiscal 2008 for the segment in the year ended September 30, 2008 versus the prior year. Also, in the Systems segment, audit fees and pension expense for the year ended September 30, 2008 were lower by $633 thousand and $165 thousand respectively, compared to the prior year.

The Service and Systems Integration segment selling, general and administrative expenses increased by approximately $1.2 million. This increase was due to higher sales and marketing expenses in the German division of approximately $1 million due to higher marketing event expenses of $186 thousand , headcount increases of $160 thousand, a restructuring charge for $240 thousand and exchange rate fluctuation which accounted for $353 thousand of the increase. Sales and marketing expenses in the US operation increased by $449 thousand due to higher commissions of $375 thousand and higher sales salaries of $89 thousand. In the UK, selling, general and administration expenses decreased by approximately $204 thousand due to reduction in headcount.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2008 and 2007:

	2008	% of Total	2007	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Interest income	$682	117%	$553	75%	$129	23%
Interest expense	(91)	(16)%	(97)	(13)%	6	(6)%
Gain (loss) on disposal of fixed assets	(27)	(4)%	3	—%	(30)	(1,000)%
Insurance settlements	—	—%	240	33%	(240)	(100)%
Other income, net	19	3%	38	5%	(19)	(50)%

Total other income, net	$583	100%	$737	100%	$(154)	(21)%

The increase in interest income was due primarily to higher balances of interest-generating assets during fiscal 2008 versus fiscal 2007. In fiscal 2007, the Company received a life insurance settlement, upon the death of a former officer, on a policy owned by the Company, that was purchased to secure the retirement benefits of the former officer, for which we realized a gain of $240 thousand. For the year ended September 30, 2008 there were no insurance settlement gains.

Income Tax Expense (Benefit)

The Company recorded income tax benefit of $461 thousand for the fiscal year ended September 30, 2008, reflecting an effective income tax benefit rate of 53%, compared to income tax expense of $3.2 million for the fiscal year ended September 30, 2007, respectively, reflecting an effective tax rate of 45%. The tax benefit for the fiscal year ended September 30, 2008 was due to the carryback of the operating loss of our US operation for the year. For the fiscal year ended September 30, 2007, our effective tax rate was higher than the U.S. statutory rate due to the increased profitability in the U.S. plus profitability of our European subsidiaries, primarily Germany.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2010 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS 109 to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

The Company’s primary source of liquidity, after consideration of cash from operations, is our cash and cash equivalents and short-term investments, which decreased by $2.9 million to $18.5 million as of September 30, 2008, as compared to $21.4 million as of September 30, 2007. As of September 30, 2008 our short-term investments consisted primarily of auction rate securities. On October 3, 2008, approximately $3.4 million of our auction rate securities, which were held at Bank of America, were redeemed at par value which was our carrying value. The remaining balance of our auction rate securities and closed end funds totaling approximately $1.6 million, which are held at Merrill Lynch, will be available for redemption at par value which is our carrying value, starting on January 2, 2009, on the interest reset dates for our security holdings. This redemption plan at Merrill Lynch is available for a period of one year. It is our intent to redeem our holdings on the reset dates in January 2009. The primary objective of our investment policy is the preservation of capital.

In fiscal year 2008, the Company used approximately $280 thousand in cash from operating activities, compared to cash provided by operating activities of $9.4 million in fiscal year 2007. The use of cash from operating activities for the year ended September 30, 2008 was driven by the net loss of $407 thousand, an increase in inventories of approximately $2.1 million, an increase in accounts receivable of approximately $419 thousand, contributions to retirement plans of $324 thousand and an increase in net income taxes receivable of $471 thousand. These operating uses of cash were offset by operating sources of cash including depreciation of approximately $567 thousand, share-based compensation of approximately $301 thousand, an increase in accounts payable and accrued items of approximately $2 million, an increase in deferred revenue of $231 thousand, a decrease in other current assets of $237 thousand and an increase to deferred taxes of $140 thousand.

The Company used approximately $338 thousand in investing activities during fiscal year 2008. During fiscal year 2008, a net amount of approximately $2.7 million in cash was generated from the purchase and sale of short term investments. Cash of $149 thousand was used to pay officer life insurance premiums during fiscal 2008, and the Company used $436 thousand to purchase property and equipment during fiscal 2008. In addition, the company acquired substantially all of the assets of R2, which represents a use of cash of $2.4 million.

The Company generated approximately $1.3 million from financing activities. Cash of $1.5 million was generated from short-term borrowings under the Company’s revolving credit note. The proceeds from shares issued pursuant to the employee stock purchase plan and from the exercise of stock options totaled $296 thousand. The Company used $757 thousand to purchase its own common stock during the year ended September 30, 2008. In addition, tax benefits from employee compensation related to the exercise of stock options was a source of cash from financing activities totaling approximately $265 thousand for the year ended September 30, 2008.

The Company has estimated future benefit payment obligations of approximately $7.8 million related to pension and post- retirement plans in Germany, the U.K., and the U.S. The Company expects to contribute $439 thousand to the plans in 2009.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation, revenue recognition, retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and net deferred tax asset valuation allowance; inventory valuation; goodwill impairment; and pension and retirement plans.

Revenue recognition

The Company recognizes product revenue from customers at the time of transfer of title and risk of loss which is generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. The Company reduces revenue for estimated customer returns.

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

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-02, Software Revenue Recognition, (“SOP 97-2”), the Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable and collectability is probable.

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force pronouncement 00-10, Accounting for Shipping and Handling Fees and Costs (“EITF 00-10”), we include freight billed to our customers as sales and the related freight costs as cost of sales.

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

The following policies are applicable to the Company’s major categories of segment revenue transactions:

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

Service and System Integration Revenue

This segment also earns revenue for information technology consulting services. Time and material service contract revenue is recognized as the services are rendered. Fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s standard service agreements do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the gross sales recognition method for the third party service contracts that we sell, as we have determined that we act as a principal in these sales transactions.

Revenue derived from consulting services rendered in connection with the integration of third-party hardware and third-party software is generally recognized when the services have been completed.

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Engineering and development expenses also include third-party development and programming costs and the amortization of purchased software code. We consider technological feasibility for our software products is reached upon the release of the software and, accordingly, no internal software development costs are capitalized.

Product Warranty Accrual

Our product sales generally include a 90-day to one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Deferred Tax Asset Valuation Allowances

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2010 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS No. 109 to record a valuation allowance against certain deferred tax assets.

Previously, we had recorded a full valuation allowance against our U.S. deferred tax assets due to our history of cumulative losses and our inability to reasonably project whether or not we would have future taxable income, primarily due to the erratic nature of our revenues in the Systems segment which primarily serves government customers. We have reviewed the projections for fiscal 2009 and 2010 and concluded that it was more likely than not that we would generate sufficient taxable income in the U.S. in that period in order to realize an estimated $152 thousand of benefit of our deferred tax assets, consisting primarily of inventory temporary differences and net operating loss carryforwards. However, we do not have any further visibility beyond fiscal 2010 nor do we have any significant orders in our pipeline that would enable us to conclude it is more likely than not that we would be able to realize a substantial portion of the remaining deferred tax assets in fiscal 2010 or beyond.

We maintained a full valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will generate consistent profitable results in the future to utilize any of our net operating loss carryforwards.

In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future income. The key assumptions in our projections include sales growth rates, including potential contract wins, and expected levels of operating expenditures in addition to factors discussed in the section Factors That May Affect Future Performance contained in Item 1A—Risk Factors. These assumptions are subject to variation based upon both internal and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change. At September 30, 2008, we had a consolidated deferred tax asset valuation allowance of $6.3 million. If our expectation of operating results for fiscal 2009 or beyond changes, our tax expense in future periods may be affected materially by changes to the valuation allowance.

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

At September 30, 2008 goodwill consisted of approximately $2.8 million in connection with the acquisition of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003 and approximately $1.1 million in connection with the acquisition of substantially all the assets of R2, for total goodwill of approximately $3.9 million. As of September 30, 2007, goodwill of $2.8 million related solely to Technisource. All of the goodwill as of September 30, 2008 and 2007 was within the Service and System Integration segment, which is considered the reporting unit for purposes of evaluating goodwill impairment. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2008 and 2007.

The estimated fair value of the reporting unit with goodwill was based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies. At September 30, 2008, the Company’s market capitalization was less than its book value, which management attributes to both industry-wide and Company-specific factors. If the Company’s common stock price continues to trade below book value per common share, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

Pension and Retirement Plans

In the UK and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. These supplemental plans are funded through life insurance policies. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant. In the U.S. , the Company also provides for officer death benefits through post-retirement plans to certain officers. The Company will fund the supplemental plan obligation through life insurance contracts.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize In Process Research and Development (“IPR&D”) and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements.

This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We are evaluating the impact, if any, this standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statement Assets and Financial Liabilities (as amended). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect to adopt this new standard.

In September 2006, the Emerging Issues Task Force of the FASB issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. (“EITF 06-4”) The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106 or Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted. We do not expect EITF No. 06-4 will have an impact on our financial statements as we are already accounting for our endorsement split-dollar life insurance policies which have postretirement benefit aspects in accordance with SFAS 106.

In March 2007, the Emerging Issues Task Force of the FASB issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). The Task Force reached a consensus that (i) an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee and (ii) an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Task Force observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted. We do not expect EITF 06-1 will have an impact on our financial statements, because we currently do not have any collateral assignment split-dollar arrangements.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2008 or 2007. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures.    The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and board of directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making its assessment of internal control, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting.    During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers”, and “Compensation of Non-Employee Directors” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, 2007 Stock Incentive Plan and 1997 Employee Stock Purchase Plan (the “ESPP”). The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. The following table sets forth information as of September 30, 2008, regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	397,682	(1)	$7.10	347,763	(2)
Equity compensation plans not approved by security holders:	40,000		$2.70	—

Total	437,682		$6.69	347,763

(1)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(2)	Includes 216,750 shares available for future issuance under the incentive stock and stock option plans and 131,013 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Operations for the years ended September 30, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1

3.2	By-laws, as amended January 8, 1998		10-K	December 26, 2007	3.2

10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2	CSPI Supplemental Retirement Income Plan	X

10.4*	1991 Incentive Stock Option Plan	X

10.5*	Employment Agreement with Mr. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B

10.10*	2009 Variable Compensation (Executive Bonus) and Base Programs dated November 11, 2008	X

21.1	Subsidiaries	X

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	December 29, 2008

/s/ GARY W. LEVINE Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 29, 2008

/s/ ROBERT A. STELLATO Robert A. Stellato	Vice President of Finance (Chief Accounting Officer)	December 29, 2008

/s/ J. DAVID LYONS J. David Lyons	Director	December 29, 2008

/s/ C. SHELTON JAMES C. Shelton James	Director	December 29, 2008

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	December 29, 2008

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	December 29, 2008

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements

Year Ended September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CSP Inc.

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of CSP, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Burlington, Massachusetts

December 29, 2008

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,494	$13,687
Short-term investments	5,000	7,690
Accounts receivable, net of allowance for doubtful accounts of $163 in 2008 and $133 in 2007	11,470	10,678
Inventories	8,125	6,072
Refundable income taxes	1,774	27
Deferred income taxes	152	229
Other current assets	1,333	1,587

Total current assets	41,348	39,970

Property, equipment and improvements, net	1,003	1,044

Other assets:
Goodwill	3,941	2,779
Intangibles, net	913	—
Deferred income taxes	267	254
Cash surrender value of life insurance	2,251	2,045
Other assets	296	349

Total other assets	7,668	5,427

Total assets	$50,019	$46,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,237	$9,073
Short term note payable	1,501	—
Deferred revenue	3,645	3,461
Pension and retirement plans	397	495
Deferred income taxes	187	279
Income taxes payable	808	552

Total current liabilities	17,775	13,860
Pension and retirement plans	7,382	6,859
Deferred income taxes	553	388
Capital lease obligation	70	—
Other long term liabilities	291	—

Total liabilities	26,071	21,107

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,758 and 3,812 shares, respectively	38	39
Additional paid-in capital	11,812	11,707
Retained earnings	15,385	15,236
Accumulated other comprehensive loss	(3,287)	(1,648)

Total shareholders’ equity	23,948	25,334

Total liabilities and shareholders’ equity	$50,019	$46,441

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2008	2007
Sales:
Product	$60,303	$79,534
Services	16,479	14,504

Total sales	76,782	94,038

Cost of sales:
Product	50,311	59,722
Services	12,472	10,961

Total cost of sales	62,783	70,683

Gross profit	13,999	23,355

Operating expenses:
Engineering and development	2,171	2,572
Selling, general and administrative	13,279	14,231

Total operating expenses	15,450	16,803

Operating income (loss)	(1,451)	6,552

Other income (expense):
Interest income	682	553
Interest expense	(91)	(97)
Foreign exchange gain	19	—
Other income (expense), net	(27)	281

Total other income, net	583	737

Income (loss) before income tax	(868)	7,289
Income tax expense (benefit)	(461)	3,240

Net income (loss)	$(407)	$4,049

Net income (loss) per share-basic	$(0.11)	$1.07

Weighted average shares outstanding-basic	3,783	3,777

Net income (loss) per share-diluted	$(0.11)	$1.03

Weighted average shares outstanding-diluted	3,783	3,933

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2008 and 2007

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance September 30, 2006	3,716	$37	$10,957	$11,187	$(3,266)	$18,915
Comprehensive income
Net income	—	—	—	4,049	—	4,049	$4,049
Other comprehensive income (loss)
Effect of foreign currency translation	—	—	—	—	649	649	649
Reduction in minimum pension liability	—	—	—	—	1,077	1,077	1,077

Total comprehensive income							$5,775

Adjustment to initially apply SFAS 158					(108)	(108)
Exercise of stock options	126	2	528	—	—	530
Stock-based compensation	—	—	350	—	—	350
Issuance of shares under employee stock purchase plan	29	—	193	—	—	193
Tax benefit realized from share options exercised	—	—	100	—	—	100
Purchase of common stock	(59)	—	(421)	—	—	(421)

Balance September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334
Comprehensive loss:
Net loss	—	—	—	(407)	—	(407)	$(407)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(842)	(842)	(842)
Increase in minimum pension liability	—	—	—	—	(797)	(797)	(797)

Total comprehensive loss							$(2,046)

Effect of adoption of FIN 48 as of October 1, 2007	—	—	—	556	—	556
Exercise of stock options	31	—	126	—	—	126
Stock-based compensation	—	—	301	—	—	301
Issuance of shares under employee stock purchase plan	30	—	170	—	—	170
Tax benefit realized from share options exercised	—	—	265	—	—	265
Purchase of common stock	(115)	(1)	(757)	—	—	(758)

Balance September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(407)	$4,049
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	567	655
Loss on disposal of property, net	33	—
Gain on life insurance settlement	—	(240)
Non-cash changes in accounts receivable	53	56
Deferred income taxes	140	1,664
Increase in cash surrender value life insurance	(56)	(69)
Stock based compensation expense	301	350
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(472)	153
Decrease (increase) in inventories	(2,058)	1,486
Decrease (increase) in refundable income taxes	(1,629)	20
Decrease (increase) in other current assets	237	168
Decrease (increase) in other assets	(78)	54
Increase (decrease) in accounts payable and accrued expenses	2,024	296
Increase (decrease) in deferred revenue	231	987
Increase (decrease) in deferred compensation and retirement plans	(324)	94
Increase (decrease) in income taxes payable	1,158	(319)

Net cash provided by (used in) operating activities	(280)	9,404

Cash flows from investing activities:
Purchases of investments	(16,550)	(11,331)
Maturities of investments	19,240	5,814
Proceeds from life insurance claim	—	572
Life insurance premiums paid	(149)	(124)
Business acquired	(2,443)	—
Purchases of property, equipment and improvements	(436)	(520)

Net cash used in investing activities	(338)	(5,589)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,501	—
Tax benefit realized from share options exercised	265	100
Proceeds from stock issued from exercise of options	126	530
Proceeds from issuance of shares under employee stock purchase plan	170	193
Purchase of common stock	(758)	(421)

Net cash provided by financing activities	1,304	402

Effects of exchange rate on cash	(879)	787

Net increase (decrease) in cash and cash equivalents	(193)	5,004
Cash and cash equivalents, beginning of year	13,687	8,683

Cash and cash equivalents, end of year	$13,494	$13,687

Supplementary cash flow information:
Cash paid for income taxes	$(109)	$(1,940)

Cash paid for interest	$(89)	$(97)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2008 and 2007

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

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.

Cash Equivalents

For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value at the purchase date. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. The estimated fair values of available-for-sale investments are based on par value as of the end of the reporting period.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method, and realized gains or losses are reflected in income.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. There were no impairment charges for the years ended September 30, 2008 and 2007.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142—“Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test goodwill annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. Pursuant to SFAS No. 142, an impairment loss must be recognized to the extent that the carrying amount of goodwill exceeds its fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end of each fiscal year. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2008 and 2007.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to ten years.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of the employees. In the U.S., the Company also provides benefits through supplementary retirement plans to certain employees and former employees who are now retired. These supplemental plans are funded through life insurance policies. The Company expects to receive a refund of all insurance premiums paid under the plan in the future equal to the cash surrender value and a portion, if necessary, of death benefits to be paid upon the death of the participant. In the U.S., the Company also provides for officer death benefits through post-retirement plans to certain officers. The Company funds the supplemental plan obligation through life insurance contracts.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”. SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS No. 87, “Employers’ Accounting for Pensions,” that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The adoption of SFAS No. 158 impacted the September 30, 2007 Consolidated Balance Sheet as follows: increase in liabilities of $108 thousand, and decrease in shareholders’ equity of $108 thousand. We adopted the recognition and disclosure provisions as of September 30, 2007. Effective after December 15, 2008, SFAS 158 also requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet date. The Company presently measures its pension liability as of year-end; therefore, we already comply with the measurement date provision of SFAS 158.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

Revenue Recognition

The Company recognizes product revenue from customers at the time of transfer of title and risk of loss which is generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability of sales proceeds is reasonably assured. When significant obligations

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. The Company reduces revenue for estimated customer returns.

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

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-02, Software Revenue Recognition, (“SOP 97-2”), the Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant Company obligations with regard to customization or implementation remain, the fee is fixed or determinable and collectability is probable.

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) pronouncement 00-10, Accounting for Shipping and Handling Fees and Costs, we include freight billed to our customers as sales and the related freight costs as cost of sales.

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

The following policies are applicable to the Company’s major categories of segment revenue transactions:

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

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The Company generates royalty revenue related to the production and sale of certain of the Company’s proprietary system technology by a third party. The Company recognizes royalty revenues upon notification of shipment of the systems produced pursuant to the royalty agreement.

Service and System Integration Revenue

This segment also earns revenue for information technology consulting services. Time and material service contract revenue is recognized as the services are rendered. Fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. The Company’s standard service agreements do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in Securities and Exchange Commission (SEC”) Staff Accounting Bulletin (“SAB”) 104 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the gross sales recognition method for the third party service contracts that we sell, as we have determined that we act as a principal in these sales transactions.

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

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Engineering and development expenses also include third-party development and programming costs and the amortization of purchased software code. We consider technological feasibility for our software products to be reached upon the release of the software, accordingly, no internal software development costs are capitalized.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

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

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Upon adoption of FIN 48, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption.

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

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the Company’s reported net income (loss) is as follows:

	Years ended September 30,
	2008	2007
	(Amounts in thousands, except per share data)
Net income (loss)	$(407)	$4,049

Weighted average number of shares outstanding—basic	3,783	3,777
Incremental shares from the assumed exercise of stock options	—	156

Weighted average number of shares outstanding—dilutive	3,783	3,933

Net income (loss) per share—basic	$(0.11)	$1.07

Net income (loss) per share—diluted	$(0.11)	$1.03

Statement of Financial Accounting Standard No. 128, “Earnings per Share” requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal year 2008 and 2007, 268,000 and 117,000 shares, respectively, were excluded from the diluted earnings per share computation.

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

Stock-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued SAB No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options granted prior to October 1, 2005 as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to October 1, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the fiscal years ended September 30, 2008 and 2007 consisted of stock-based compensation expense related to options granted pursuant to the Company’s employee stock option and employee stock purchase plans of approximately $301,000 and $350,000, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal years ended September 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) to value employee stock options granted under the provisions of SFAS No. 123 for options granted prior to October 1, 2005 in order to provide pro forma information in years prior to fiscal 2006. The Company continues to use the Black-Scholes model to value employee stock options granted in 2007 and 2008 under the provisions of SFAS No. 123 (R).

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under SFAS Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The standard is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

This standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS No. 160. We are evaluating the impact, if any, this standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statement Assets and Financial Liabilities (as amended). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the year ending September 30, 2009 for the Company). The Company does not expect to adopt this new standard.

In September 2006, the EITF issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB Opinion 12, depending upon the specific facts in the insurance arrangement. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted. We do not expect EITF 06-4 will have an impact on our financial statements as we are already accounting for our endorsement split-dollar life insurance policies which have postretirement benefit aspects in accordance with SFAS No. 106.

In March 2007, the EITF issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”) The Task Force reached a consensus that (i) an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee and (ii) an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Task Force observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The Company is reviewing the terms of its split-dollar life insurance arrangements to determine the effect, if any, adoption of this guidance will have on the results of operations and the financial condition of the Company. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (the year ending September 30, 2009 for the Company), with earlier adoption permitted. We do not expect EITF 06-1 will have an impact on our financial statements, because we currently do not have any collateral assignment split-dollar arrangements.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand and

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

2.    Acquired Business

On September 25, 2008, the Company acquired substantially all of the assets of R2 Technology Services, Inc. (“R2”), through its Modcomp subsidiary, as part of its Service and System Integration business segment. R2 is an IT solutions and managed service provider that specializes in unified communications and IT security solutions. The Company acquired R2 to expand our 3rd party product and IT services offerings and for potential synergies which we may realize by cross selling our legacy and newly acquired product and service capabilities among the newly combined customer base. R2 is an established, profitable business with knowledge and expertise in providing unified communications and IT security solutions. These factors contributed to a purchase price that resulted in the recognition of goodwill. The Company paid total consideration of approximately $2.4 million to acquire substantially all of the assets of R2, of which $2 million was paid in cash at closing, $317 thousand was paid subsequently for net working capital items acquired, $36 thousand was incurred for transaction costs directly related to the acquisition, and approximately $90 thousand was incurred for the assumption of certain other liabilities. The purchase of R2 resulted in goodwill not subject to amortization for book purposes totaling approximately $1.1 million. We expect the goodwill will be deductible for income tax purposes.

The purchase price was allocated as follows:

(Amounts in Thousands)
Accounts receivable	$519
Prepaid expenses	3
Inventories	36
Less: Accounts payable	(241)

Working capital	$317
Goodwill	1,163
Customer list (To be amortized over 10 years)	820
Non-compete agreements (To be amortized over 3 years)	93
Property and equipment	50

Total purchase price	$2,443

The acquisition was accounted for as an asset purchase. The results of operations of R2 for the period September 26 – September 30, 2008, which were immaterial, are included in the Company’s consolidated statement of operations for the year ended September 30, 2008.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

3.    Investments

At September 30, 2008 and 2007, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$450	$—	$450
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100
Panhandle Plains Higher Education Authority, Inc. Bonds	2,050	—	2,050
Nelnet Student Loan Funding, LLC Asset-Backed Notes	1,400	—	1,400

Total	$5,000	$—	$5,000

September 30, 2007
Bonds and municipal revenue notes	$7,690	$—	$7,690

Total	$7,690	$—	$7,690

	Short-term	Long-term	Total
September 30, 2008
Available-for-sale	$5,000	$—	$5,000

	$5,000	$—	$5,000

September 30, 2007
Held-to-maturity	$7,690	$—	$7,690

	$7,690	$—	$7,690

Our investments in auction rate securities as of September 30, 2008, listed above totaling approximately $4.6 million were diversified across five separate issues and each issue maintains scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities are currently rated Aaa by Moody’s, AAA by Standard & Poor’s and/or AAA by Fitch, which are the highest ratings issued by each respective rating agency. These investments were issued by state agencies and are supported by student loans, for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”) or MBIA Insurance Co. The remaining $450 thousand is a closed end, preferred auction security secured by the assets of the closed end funds. These funds are legally required to maintain assets of 200% of the face value of the preferred auction securities. During 2008, the Company changed its classification of these securities from held-to-maturity to available-for-sale.

On October 3, 2008, approximately $3.4 million of our auction rate securities, which were held at Bank of America, were redeemed at par value which was our carrying value. The remaining balance of our auction rate securities and closed end funds totaling approximately $1.6 million, which are held at Merrill Lynch, will be available for redemption at par value which is our carrying value, starting on January 2, 2009, on the interest reset dates for our security holdings. This redemption plan at Merrill Lynch is available for a period of one year. It is our intent to redeem our holdings on the reset dates in January 2009.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the years ended September 30, 2008 and 2007.

4.    Inventories

Inventories consist of the following:

	September 30,
	2008	2007
	(Amounts in thousands)
Raw materials	$1,531	$1,716
Work-in-process	202	351
Finished goods	6,392	4,005

Total	$8,125	$6,072

5.    Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension / SFAS No. 158 Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2006	$(1,356)	$(1,910)	$(3,266)
Change in period	649	1,170	1,819
Tax effect of change in period	—	(201)	(201)

Balance September 30, 2007	$(707)	$(941)	$(1,648)
Change in period	(842)	(703)	(1545)
Tax effect of change in period	—	(94)	(94)

Balance September 30, 2008	$(1,549)	$(1,738)	$(3,287)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

6.    Income Taxes:

The components of income before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2008	2007
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$(2,320)	$5,835
Foreign	1,452	1,454

	$(868)	$7,289

Income tax expense (benefit):
Current:
Federal	$(675)	$1,104
State	(43)	105
Foreign	217	570

	(501)	1,779

Deferred:
Federal	48	991
State	10	484
Foreign	(18)	(14)

	40	1,461

	$(461)	$3,240

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	Years Ended September 30,
	2008		2007
	(Amounts in thousands)
Computed “expected” tax expense (benefit)	$(295)	34.0%	$2,478	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(26)	3.0%	361	5.0%
Foreign operations	(295)	34.0%	61	0.8%
Change in valuation allowance	196	(22.6)%	433	6.0%
Permanent differences	30	(3.4)%	(63)	(0.9)%
Inventory	(77)	8.9%	(230)	(3.2)%
Stock-based compensation	50	(5.7)%	56	0.8%
Write off of subsidiary	(105)	12.1%	—	—%
FIN48	31	(3.6)%	—	—%
Other items	30	(3.5)%	144	2.0%

Income tax expense (benefit)	$(461)	53.2%	$3,240	44.5%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The Company recorded a consolidated income tax benefit of $461 thousand in fiscal year 2008 reflecting an effective tax benefit rate of 53.2% compared to a tax expense of $3.2 million in fiscal year 2007 with an effective tax rate of 44.5%. In fiscal year 2008 we have recorded an income tax benefit of $600 thousand related to the carryback of the current year net operating loss. We previously utilized approximately $1.5 million of our net operating loss carryovers which were applied against our 2007 U.S. taxable income.

For the years ended September 30, 2008 and 2007, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2008	September 30, 2007
	(Amounts in thousands)
Deferred tax assets:
Deferred compensation	$2,409	$2,084
Other reserves and accruals	312	376
Inventory capitalization and reserves	465	223
State credits, net of federal benefit	47	88
Federal and state net operating loss carryforwards	307	69
Federal capital loss carryover	10	280
Foreign net operating loss carryforwards	2,840	3,344
Foreign tax credits	44	44
Depreciation and amortization	236	255

Gross deferred tax assets	6,670	6,763
Less: valuation allowance	(6,251)	(6,280)

Realizable deferred tax asset	419	483
Deferred tax liabilities:
Goodwill	(378)	(307)
Pension	(175)	(81)
Reserves	(187)	(279)

Gross deferred tax liabilities	(740)	(667)

Net deferred tax liabilities	$(321)	$(184)

The deferred tax valuation allowance was approximately $6.3 million at September 30, 2008 and 2007, decreasing only slightly, by $29 thousand from September 30, 2007 to September 30, 2008. During the year ended September 30, 2008, we wrote off certain deferred tax assets and the corresponding valuation allowance. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2010 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence under SFAS No. 109 to record a valuation allowance against certain deferred tax assets.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

As of September 30, 2008 and 2007, the Company had net operating loss carryforwards for state tax purposes of approximately $3.3 million and $1.1 million, respectively which are available to offset future taxable income through 2026. As of September 30, 2008, the Company also has state investment tax credits of approximately $72 thousand, which do not expire.

As of September 30, 2008, the Company had U.K. net operating loss carryforwards of approximately $9.5 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.3 million and $2.1 million at September 30, 2008 and 2007, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Upon adoption of FIN 48, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption. The cumulative effect of adoption of FIN 48, as of October 1, 2007, resulted in an increase to retained earnings of $556 thousand.

As of October 1, 2007, the total amount of unrecognized tax benefits was $260 thousand, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Year Ended September 30, 2008
(Amounts in thousands)
Gross unrecognized tax benefits at beginning of year	$260
Increases in tax positions in the current year	3
Settlements	—
Accrued penalties and interest	28

Gross unrecognized tax benefits at end of year	$291

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2008	September 30, 2007
	(Amounts in thousands)
Leasehold improvements	$295	$377
Equipment	7,850	8,030
Automobiles	84	58

	8,229	8,465
Less accumulated depreciation and amortization	(7,226)	(7,421)

Property, equipment and improvements, net	$1,003	$1,044

The Company uses the straight-line method, over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $567 thousand and $655 thousand for the years ended September 30, 2008 and 2007, respectively.

8.    Goodwill and Other Intangibles

Goodwill

At September 30, 2008 the goodwill balance of $3.9 million consisted of approximately $2.8 million in connection with the acquisition of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003 and approximately $1.1 million in connection with the acquisition of substantially all the assets of R2 (see Note 2). As of September 30, 2007, goodwill of $2.8 million related solely to the acquisition of Technisource. All of the goodwill as of September 30, 2008 and 2007 was within the Service and System Integration segment. The reporting unit for purposes of evaluating goodwill impairment was the Modcomp U.S. Systems and Solutions division. The Company concluded there was no impairment of goodwill for this reporting unit based upon its annual assessments in 2008 and 2007.

The estimated fair value of the reporting unit with goodwill was based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies. At September 30, 2008, the Company’s market capitalization was less than its book value, which management attributes to both industry-wide and Company-specific factors. If the Company’s common stock price continues to trade below book value per common share, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

Intangible Assets

As of September 30, 2008, intangible assets totaled approximately $913 thousand, which consisted of customer lists and non-compete agreements totaling approximately $820 thousand and $93 thousand, respectively. The weighted average amortization period in the aggregate, for the customer lists and non-compete agreements were 9.3 years, 10 years and 3 years, respectively. These intangible assets were acquired with the purchase of R2 (see Note 2). Amortization expense on these intangible assets for fiscal 2008 was negligible due to

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

the acquisition occurring within 6 days of the fiscal year end. Therefore the intangible assets are recorded at their acquisition value, because amortization as of September 30, 2008 was immaterial. Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Amortization expense
(Amounts in thousands)
2009	$113
2010	113
2011	113
2012	82
2013	82
Thereafter	410

Total	$913

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2008	2007
	(Amounts in thousands)
Accounts payable	$7,822	$3,989
Commissions	137	169
Compensation and fringe benefits	1,465	2,564
Professional fees and shareholders’ reporting costs	624	766
Taxes, other than income	291	325
Warranty	167	557
Current portion of capital lease	21	—
Other	710	703

	$11,237	$9,073

10.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. The 2003 Plan and 2007 Plan also provide for awards of restricted and unrestricted stock. Under all of the stock option plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock option plans have a ten year life. Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Stock options granted pursuant to the Company’s stock option plans vest over four years and expire ten years from the date of grant, except for options granted to non-employee directors, which vest after six months and expire three years from the date of grant. The Company provides an annual non-discretionary grant of 2,500 to each of the non-employee directors as part of the directors’ annual compensation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant.

On October 1, 2005, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of restricted and unrestricted stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized under SFAS No. 123(R) for the years ended September 30, 2008 and 2007 related to employee stock options granted to employees and non-employee directors under the company’s employee stock option and employee stock purchase plans totaled approximately $301,000 and $350,000, respectively. SFAS No. 123(R) requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense under SFAS No. 123(R) in the Company’s statements of operations:

	For the Years ended
	September 30, 2008	September 30, 2007
	(Amounts in thousands)
Cost of sales	$10	$12
Engineering and development	41	49
Selling, general and administrative	250	289

Total	$301	$350

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options, at the time of grant. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. For the year ended September 30, 2008, the Company granted 54,000 share options to employees and 10,000 share options to non-employee directors. For the year ended September 30, 2007 the Company granted 28,350 share options to employees, and 10,000 shares to non-employee directors. The table below summarizes the assumptions used to value these options:

For the Years ended
	September 30, 2008	September 30, 2007
Expected volatility	59%	60%
Expected dividend yield	—	—
Risk-free interest rate	2.18%-3.87%	4.51%-4.69%
Expected term (in years)	3.0-7.9	2.3-6.0

The volatility assumption is based on the historical weekly price data of the Company’s stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during those periods which would distort the volatility figures if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumptions are based on U.S. Treasury rates determined at the date of option grant.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2008 and 2007.

As stock-based compensation expense recognized in the consolidated statements of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on October 1, 2005 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2008 and 2007 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2008.

The following is a summary of stock option activity:

	Weighted average exercise price of shares under plans	Weighted average fair value of options granted during the year	Number of Shares
			2007 Plan	2003 Plan	1997 Plan	1991 Plan	Non Qualified Stock Options	Total
Outstanding September 30, 2006	$5.75		—	145,500	181,900	129,152	58,750	515,302
Granted	$9.87	$5.21	—	37,750	600	—	—	38,350
Expired or forfeited	$7.05		—	(1,875)	—	—	—	(1,875)
Exercised	$4.21		—	(5,875)	(54,850)	(50,896)	(14,000)	(125,621)

Outstanding September 30, 2007	$6.57		—	175,500	127,650	78,256	44,750	426,156
Granted	$6.39	$3.69	38,000	26,000	—	—	—	64,000
Expired or forfeited	$7.32		—	(12,125)	—	(9,036)	—	(21,161)
Exercised	$4.03		—	—	(26,563)	—	(4,750)	(31,313)

Outstanding September 30, 2008	$6.69		38,000	189,375	101,087	69,220	40,000	437,682

Available for future grants			212,000	4,750	—	—	—	216,750
Exercisable	$6.48		6,250	124,311	100,712	69,220	40,000	340,493
Weighted average contractual term of exercisable options								3.06 years
Aggregate intrinsic value of exercisable options								$136,472

As of September 30, 2008, unrecognized stock based compensation related to stock options was approximately $348 thousand. This cost is expected to be expensed over a weighted average period of 2.6 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2008 and 2007 was $85 thousand and $643 thousand.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.250—$3.375	40,000	4.66	$2.70	40,000	$2.70
$3.375—$4.500	9,350	2.08	$4.23	9,350	$4.23
$4.500—$5.625	105,487	2.35	$5.05	91,487	$5.01
$5.625—$6.750	116,845	2.60	$6.42	99,845	$6.42
$6.750—$7.875	51,250	7.35	$6.91	16,000	$7.08
$7.875—$9.000	—	—	$—	—	$—
$9.000—$10.125	101,750	6.78	$9.85	73,061	$9.95
$10.125—$11.250	13,000	3.05	$10.97	10,750	$10.99

	437,682	4.26	$6.69	340,493	$6.48

The following table is the non-vested stock options activity for the year ended September 30, 2008:

	Options	Weighted Average Fair Value
Non-vested at September 30, 2007	87,250	$4.92
Activity in 2008
Granted	64,000	$3.69
Vested	(52,123)	$4.45
Forfeited	(1,938)	$4.50

Non-vested at September 30, 2008	97,189	$4.38

11.    Stock Purchase Plan

In October 1997, the board of directors of the Company adopted an Employee Stock Purchase Plan (the “1997 Purchase Plan”), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Compensation expense recorded for shares issued pursuant to the 1997 Purchase Plan for the years ended September 30, 2008 and 2007 was approximately $60 thousand and $88 thousand, respectively. For the years ended September 30, 2008 and 2007, 30,126 and 28,749 shares were issued pursuant to the 1997 Purchase Plan, respectively. Since inception of the plan, 201,737 shares have been issued, and there are 131,013 shares available for future issuance under the 1997 Purchase Plan as of September 30, 2008.

12.    Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies,

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

equal to the difference between the amounts that would have been payable under the defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. In addition, domestically, the Company provides for officer death benefits through the post-retirement plans to certain officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.6 million and $1.5 million as of September 30, 2008 and 2007, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

At September 30, 2008, our pension plan in the United Kingdom was the only plan with assets, holding investments of approximately $7.4 million. The Company’s investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The portfolio is managed to achieve optimal diversity. The following table presents the percentages of the fair value of plan assets by investment category as of September 30:

Percentage of plan assets
Global equity securities	72.7%
Debt securities	9.7%
Cash	17.6%

Total	100.0%

As of September 30, 2008, our actual asset mix approximated our target mix.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2008	2007	2008	2007
Discount rate:	7.50%	6.25%	6.66%	5.67%
Expected return on plan assets:	—%	—%	7.10%	6.80%
Rate of compensation increase:	—%	—%	1.62%	1.90%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2008	2007	2008	2007
Discount rate:	6.25%	6.00%	5.67%	4.64%
Expected return on plan assets:	—%	—%	6.80%	5.75%
Rate of compensation increase:	—%	—%	1.90%	2.00%

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Years Ended September 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$84	$8	$92	$123	$7	$130
Interest cost	794	138	932	673	142	815
Expected return on plan assets	(650)	—	(650)	(490)	—	(490)
Amortization of:
Prior service gains	—	—	—	(6)	—	(6)
Amortization of net loss	—	19	19	39	47	86

Net periodic benefit cost	$228	$165	$393	$339	$196	$535

Post Retirement:
Service cost	$—	$64	$64	$—	$65	$65
Interest cost	—	52	52	—	47	47
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Net transition asset	—	1	1	—	138	138

Net periodic benefit cost	$—	$117	$117	$—	$250	$250

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$908	$(146)	$762	$(1,090)	$(84)	$(1,174)
Post Retirement:
Increase in minimum liability included in comprehensive income (loss)	$—	$(59)	$(59)	$—	$4	$4

Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$908	$(205)	$703	$(1,090)	$(80)	$(1,170)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The following table presents an analysis of the changes in 2008 and 2007 of the benefit obligation, the plan assets and the funded status of the plans:

	For the Years Ended September 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$14,144	$2,214	$16,358	$13,170	$2,368	$15,538
Service cost	84	8	92	123	7	130
Interest cost	794	138	932	673	142	815
Changes in actuarial assumptions	(907)	(128)	(1,035)	(887)	(37)	(924)
Foreign exchange impact	(1,489)	—	(1,489)	1,293	—	1,293
Benefits paid	(255)	(266)	(521)	(228)	(266)	(494)

Projected benefit obligation at end of year	$12,371	$1,966	$14,337	$14,144	$2,214	$16,358

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,830	$—	$9,830	$8,110	$—	$8,110
Actual gain (loss) on plan assets	(1,428)	—	(1,428)	1,017	—	1,017
Company contributions	467	266	733	141	266	407
Foreign exchange impact	(1,170)	—	(1,170)	790	—	790
Benefits paid	(255)	(266)	(521)	(228)	(266)	(494)

Fair value of plan assets at end of year	$7,444	$—	$7,444	$9,830	$—	$9,830

Funded status	$(4,927)	$(1,966)	$(6,893)	$(4,314)	$(2,214)	$(6,528)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$(4,927)	$(1,966)	$(6,893)	$(4,314)	$(2,214)	$(6,528)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$826	$826	$—	$659	$659
Service cost	—	64	64	—	65	65
Interest cost	—	52	52	—	47	47
Changes in actuarial assumptions	—	(57)	(57)	—	55	55
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$885	$885	$—	$826	$826

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$(885)	$(885)	$—	$(826)	$(826)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$—	$(885)	$(885)	$—	$(826)	$(826)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

The amounts recognized in the consolidated balance sheet consist of:

	For the Years Ended September 30
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,928)	$(1,966)	$(6,894)	$(4,314)	$(2,214)	$(6,528)
Deferred tax	(174)	—	(174)	(81)	—	(81)
Accumulated other comprehensive income	1,883	(91)	1,792	881	56	937

Net amount recognized	$(3,219)	$(2,057)	$(5,276)	$(3,514)	$(2,158)	$(5,672)

Post Retirement:
Accrued benefit liability	$—	$(885)	$(885)	$—	$(826)	$(826)
Deferred tax	—	—	—	—	—	—
Accumulated other comprehensive income	—	(54)	(54)	—	4	4

Net amount recognized	$—	$(939)	$(939)	$—	$(822)	$(822)

Total pension and post retirement:
Accrued benefit liability	$(4,928)	$(2,851)	$(7,779)	$(4,314)	$(3,040)	$(7,354)
Deferred tax	(174)	—	(174)	(81)	—	(81)
Accumulated other comprehensive income	1,883	(145)	1,738	881	60	941

Net amount recognized	$(3,219)	$(2,996)	$(6,215)	$(3,514)	$(2,980)	$(6,494)

The decrease in the under funded status of the pension plans in 2007 resulted primarily from actuarial gains and losses. In fiscal 2007, the Company revised its estimate of the PBO for certain UK plan members whose benefits were partially transferred to the UK government plan. This change in estimate of approximately $599 thousand is included above as a change in actuarial assumptions in the PBO.

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2008	2007
	(Amounts in thousands)
Current accrued benefit liability	$397	$495
Noncurrent accrued benefit liability	7,382	6,859

Total accrued benefit liability	$7,779	$7,354

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

We adopted the recognition and disclosure provisions of SFAS No. 158 as of September 30, 2007. The incremental effect that the adoption of SFAS No. 158 had on the Company’s balance sheet as of September 30, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension and retirement plan liability	$7,198	$156	$7,354
Deferred income taxes	715	(48)	667
Total liabilities	20,999	108	21,107
Accumulated other comprehensive income	(1,540)	(108)	(1,648)
Total shareholders’ equity	$25,442	$(108)	$25,334

As of September 30, 2008 and 2007 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $1.7 million and $941 thousand, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2009, will be a net gain of approximately $2 thousand.

Contributions

The Company expects to contribute $414 thousand to its pension plan and $96 thousand to its other postretirement benefit plan for fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Pension Benefits
2009	$439
2010	492
2011	520
2012	497
2013	544
Thereafter	5,287

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $220 thousand and $251 thousand for the years ended September 30, 2008 and 2007, respectively.

13.    Line of Credit

The Company’s current line of credit note allows for borrowings of up to $2.5 million. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility accrues based upon either the LIBOR rate plus 1.5% (the “Libor Option”) or at the lender’s prime rate (the “Prime Rate Option”). The Company may choose at its discretion whether interest shall accrue at the Libor

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

Option or the Prime Rate Option, by giving notice to the lender on or before the date that interest is due. The credit note contains financial and non-financial covenants, including requirements to maintain (i) a level of $25 thousand in operating cash flow for the trailing twelve months from the end of each fiscal quarter; (ii) a minimum debt service coverage ratio of 1.25 and (iii) a minimum current ratio excluding inventory from current assets of 1.5 at the end of each fiscal quarter. The Company’s operating cash flow and debt service ratio did not meet these criteria as of September 30, 2008. The lender waived those specific covenant requirements as of, and for the year ended September 30, 2008. The Company was in compliance with all other covenants for the year ended and as of September 30, 2008.

The outstanding balance under this credit facility as of September 30, 2008 and September 30, 2007, was $1.5 million and $0, respectively. The maximum outstanding borrowings under the credit facility during the years ended September 30, 2008 and 2007 were $1.5 million and $0, respectively. The outstanding balance as of September 30, 2008 is considered short-term in the financial statements because the balance was paid in full in October 2008.

14.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2009	$1,327
2010	771
2011	402
2012	33

$2,533

Occupancy expenses under the operating leases approximated $1.7 million in 2008 and $1.7 million in 2007.

Common Stock Repurchase

On October 19, 1999, the Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s outstanding common stock at market price. During the year ended September 30, 2008, the Company repurchased the remaining 60,700 shares available to be purchased pursuant to this authorization. On November 13, 2007, the Board of Directors authorized the Company to repurchase up to 250,000 additional shares of outstanding common stock at market prices. As of September 30, 2008, the Company purchased an additional 55,143 shares pursuant to the additional authorization, for total repurchases of 115,843 shares purchased for the fiscal year ended September 30, 2008, leaving an additional 194,857 shares available to be purchased. The average per share price of all shares repurchased during fiscal 2008 was $6.36.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

15.    Segment and Geographical Information

The following table presents certain operating segment information.

Fiscal Years Ended September 30,	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
2008
Sales:
Product	$4,633	$55,670	$60,303
Service	324	16,155	16,479

Total sales	4,957	71,825	76,782
Profit (loss) from operations	(3,803)	2,352	(1,451)
Assets	15,828	34,191	50,019
Capital expenditures	105	331	436
Depreciation	223	344	567

2007
Sales:
Product	$21,193	$58,341	$79,534
Service	940	13,564	14,504

Total sales	22,133	71,905	94,038
Profit from operations	5,181	1,371	6,552
Assets	19,620	26,821	46,441
Capital expenditures	317	203	520
Depreciation	262	393	655

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

The following table details the Company’s sales by operating segment for fiscal years September 30, 2008 and 2007. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2008	North America	Europe	Asia	Total	% of Total
Systems	$2,667	$31	$2,259	$4,957	6%
Service and System Integration	34,670	35,961	1,194	71,825	94%

Total	$37,337	$35,992	$3,453	$76,782	100%

% of Total	49%	47%	4%	100%

2007	North America	Europe	Asia	Total	% of Total
Systems	$19,293	$—	$2,840	$22,133	24%
Service and System Integration	31,986	39,863	56	71,905	76%

Total	$51,279	$39,863	$2,896	$94,038	100%

% of Total	55%	42%	3%	100%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2008 and 2007

Long-lived assets by geographic location at September 30, 2008 and 2007 were as follows:

	September 30, 2008	September 30, 2007
	(Amounts in thousands)
North America	$5,464	$3,492
Europe	393	331

Totals	$5,857	$3,823

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2008 and 2007.

	For the Years Ended
	September 30, 2008		September 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Raytheon Corporation	$0.1	0.1%	$18.1	19%
Atos Origin GmbH	$9.8	13%	$13.7	15%

16.    Restructuring Expense

In connection with a reduction in force in the German division of Modcomp, the Company accrued a restructuring charge of approximately $269 thousand in the fourth quarter of fiscal 2008, which was charged to selling, general and administrative expense. This amount consists of termination payments to one affected employee.