Form 10-Q
period 2008-12-31
CSP INC /MA/
filed 2009-02-12
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 29, 2009, the registrant had 3,667,216 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,658	$13,494
Short-term investments	1,500	5,000
Accounts receivable, net of allowances of $163 and $163	13,046	11,470
Inventories	7,463	8,125
Refundable income taxes	710	1,774
Deferred income taxes	155	152
Other current assets	1,029	1,333

Total current assets	36,561	41,348

Property, equipment and improvements, net	964	1,003

Other assets:
Goodwill	3,941	3,941
Intangibles, net	885	913
Deferred income taxes	263	267
Cash surrender value of life insurance	2,328	2,251
Other assets	296	296

Total other assets	7,713	7,668

Total assets	$45,238	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,662	$11,237
Short-term note payable	—	1,501
Deferred revenue	2,259	3,645
Pension and retirement plans	375	397
Deferred income taxes	164	187
Income taxes payable	1,221	808

Total current liabilities	13,681	17,775
Pension and retirement plans	6,994	7,382
Deferred income taxes	587	553
Capital lease obligation	70	70
Other long-term liabilities	291	291

Total liabilities	21,623	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,725 and 3,758 shares, respectively	37	38
Additional paid-in capital	11,752	11,812
Retained earnings	15,765	15,385
Accumulated other comprehensive loss	(3,939)	(3,287)

Total shareholders’ equity	23,615	23,948

Total liabilities and shareholders’ equity	$45,238	$50,019

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2008	December 31, 2007
Sales:
Product	$18,412	$14,230
Services	5,648	3,709

Total sales	24,060	17,939

Cost of sales:
Product	16,019	11,763
Services	3,245	2,801

Total cost of sales	19,264	14,564

Gross profit	4,796	3,375

Operating expenses:
Engineering and development	539	642
Selling, general and administrative	3,755	3,262

Total operating expenses	4,294	3,904

Operating income (loss)	502	(529)

Other income:
Foreign exchange gain	35	1
Other income, net	100	130

Total other income, net	135	131

Income (loss) before income taxes	637	(398)
Income tax expense (benefit)	257	(139)

Net income (loss)	$380	$(259)

Net income (loss) per share – basic	$0.10	$(0.07)

Weighted average shares outstanding – basic	3,758	3,802

Net income (loss) per share – diluted	$0.10	$(0.07)

Weighted average shares outstanding – diluted	3,766	3,802

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2008

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive income (loss):
Net income	—	—	—	380	—	380	$380
Other comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	(652)	(652)	(652)

Total comprehensive loss	—	—	—	—	—	—	$(272)

Stock-based compensation	—	—	76	—	—	76
Issuance of shares under employee stock purchase plan	25	—	79	—	—	79
Restricted stock shares issued	13	—	—	—	—	—
Purchase of common stock	(71)	(1)	(215)	—	—	(216)

Balance as of December 31, 2008	3,725	$37	$11,752	$15,765	$(3,939)	$23,615

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income (loss)	$380	$(259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	156	140
Gain on foreign currency transactions	(35)	(1)
Non-cash changes in accounts receivable	4	18
Stock-based compensation expense	76	64
Deferred income taxes	11	18
Increase in cash surrender value of life insurance	(16)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,450)	1,109
Decrease (increase) in inventories	614	236
Decrease (increase) in refundable income taxes	947	(27)
Decrease (increase) in other current assets	264	347
Decrease (increase) in other assets	104	51
Increase (decrease) in accounts payable and accrued expenses	(1,408)	(915)
Increase (decrease) in deferred revenue	(1,664)	(1,511)
Increase (decrease) in pension and retirement plans	36	65
Increase (decrease) in income taxes payable	488	(92)

Net cash used in operating activities	(1,493)	(757)

Cash flows from investing activities:
Purchases of investments	—	(5,325)
Sale of investments	3,500	7,570
Life insurance premiums paid	(61)	(72)
Purchases of property, equipment and improvements	(109)	(177)

Net cash provided by investing activities	3,330	1,996

Cash flows from financing activities:
Payments on short-term borrowing	(1,501)	—
Proceeds from issuance of shares under employee stock purchase plan	79	87
Purchase of common stock	(216)	(345)

Net cash used in financing activities	(1,638)	(258)

Effects of exchange rate on cash	(1,035)	(83)

Net increase (decrease) in cash and cash equivalents	(836)	898
Cash and cash equivalents, beginning of period	13,494	13,687

Cash and cash equivalents, end of period	$12,658	$14,585

Supplementary Cash flow information:
Cash paid for income taxes	$83	$64

Cash paid for interest	$96	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
	December 31, 2008	December 31, 2007
	(Amounts in thousands, except per share data)
Net income (loss)	$380	$(259)

Weighted average number of shares outstanding – basic	3,758	3,802
Incremental shares from the assumed exercise of stock options	8	—

Weighted average number of shares outstanding – diluted	3,766	3,802

Net income (loss) per share – basic	$0.10	$(0.07)

Net income (loss) per share – diluted	$0.10	$(0.07)

For the three months ended December 31, 2008, 8,210 options were included in the diluted net income per share calculation and 330,576 options were excluded. SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted income per share computation. Accordingly, for the three months ended December 31, 2007, due to our net loss, all of our outstanding options of 208,770 were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

4.	Investments

At December 31, 2008 and September 30, 2008, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
December 31, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$400	$—	$400
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100

Total	$1,500	$—	$1,500

September 30, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$450	$—	$450
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100
Panhandle Plains Higher Education Authority, Inc. Bonds	2,050	—	2,050
Nelnet Student Loan Funding, LLC Asset-Backed Notes	1,400	—	1,400

	$5,000	$—	$5,000

	Short-term	Long-term	Total
December 31, 2008
Available-for-sale	$1,500	$—	$1,500

	$1,500	$—	$1,500

September 30, 2008
Available-for-sale	$5,000	$—	$5,000

	$5,000	$—	$5,000

Our investment in auction rate securities as of December 31, 2008, listed above totaling approximately $1.5 million has scheduled interest rate auctions in either 7-day or 28-day intervals. Our auction rate securities are currently rated Aaa by Moody’s, AAA by Standard & Poor’s and/or AAA by Fitch, which are the highest ratings issued by each respective rating agency. There was $1.1 million of investments which were issued by a state agency and are supported by student loans, for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). The remaining $400 thousand is a closed end, preferred auction security secured by the assets of the closed end fund. These funds are legally required to maintain assets of 200% of the face value of the preferred auction securities. During the year ended September 30, 2008, the Company changed its classification of these securities from held-to-maturity to available-for-sale.

On January 20, 2009, all of the investments listed above, which were held at Merrill Lynch, were redeemed at par value which was our carrying value.

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the three months ended December 31, 2008 and 2007.

5.	Inventories

Inventories consist of the following:

	December 31, 2008	September 30, 2008
	(Amounts in thousands)
Raw materials	$1,427	$1,531
Work-in-process	517	202
Finished goods	5,519	6,392

Total	$7,463	$8,125

6.	Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss are as follows:

	December 31, 2008	September 30, 2008
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,201)	$(1,549)
Additional minimum pension liability	(1,738)	(1,738)

Accumulated Other Comprehensive Loss	$(3,939)	$(3,287)

7.	Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. These supplemental plans provide benefits derived out of cash surrender values relating to current and former employee and officer life insurance policies, equal to the difference between the amounts that would have been payable under the domestic defined benefit pension plans, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amounts actually payable under the defined benefit pension plans. Domestically, the Company provides for officer death benefits through post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

Our pension plan in the United Kingdom is the only plan with plan assets. The plan assets comprise a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$13	$2	$15	$20	$2	$22
Interest cost	173	37	210	185	35	220
Expected return on plan assets	(114)	—	(114)	(127)	—	(127)
Amortization of:
Prior service gains	—	—	—	(2)	—	(2)
Amortization of net loss	(2)	(8)	(10)	8	5	13

Net periodic benefit cost	$70	$31	$101	$84	$42	$126

Post Retirement:
Service cost	$—	$3	$3	$—	$16	$16
Interest cost	—	17	17	—	13	13
Amortization of net loss	—	(5)	(5)	—	—	—

Net periodic benefit cost	$—	$15	$15	$—	$29	$29

8.	Line of Credit

The Company’s current line of credit note allows for borrowings of up to $2.5 million. The line of credit renews annually on June 30. Availability under the facility is reduced by outstanding letters of credit issued there under. Interest on borrowings under the credit facility accrues based upon either the LIBOR rate plus 1.5% (the “Libor Option”) or at the lender’s prime rate (the “Prime Rate Option”). The Company may choose at its discretion whether interest shall accrue at the Libor Option or the Prime Rate Option, by giving notice to the lender on or before the date that interest is due. The credit note contains financial and non-financial covenants that apply when the Company has borrowings outstanding under the line of credit. The covenants include a requirement to maintain (i) a level of $25 thousand in operating cash flow for the trailing twelve months from the end of each fiscal quarter; (ii) a minimum debt service coverage ratio of 1.25 and (iii) a minimum current ratio excluding inventory from current assets of 1.5 at the end of each fiscal quarter.

The outstanding balance under this credit facility as of December 31, 2008 and September 30, 2008 was $0 and $1.5 million, respectively. The outstanding borrowings under the credit facility during the quarters ended December 31, 2008 and 2007 were $1.5 million and $0, respectively.

9.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended December 31, 2008
Sales:
Product	$259	$18,153	$18,412
Service	1,460	4,188	5,648

Total sales	$1,719	$22,341	$24,060
Profit (loss) from operations	$(124)	$626	$502
Assets	$13,927	$31,311	$45,238
Capital expenditures	$8	$101	$109
Depreciation and amortization	$50	$106	$156

Three Months Ended December 31, 2007
Sales:
Product	$819	$13,411	$14,230
Service	63	3,646	3,709

Total sales	$882	$17,057	$17,939
Profit (loss) from operations	$(1,367)	$838	$(529)
Assets	$17,504	$26,336	$43,840
Capital expenditures	$76	$101	$177
Depreciation and amortization	$56	$84	$140

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/ income consist principally of investment income and interest expense. In calculating profit (loss) from operations for individual operating segments, sales and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative sales levels. All intercompany transactions have been eliminated.

The assets include deferred income tax assets and other financial instruments owned by the Company.

The following table lists a customer from which the Company derived revenues in excess of 10% of total revenues for the three month periods ended December 31, 2008 and 2007.

	For the Three Months Ended
	December 31, 2008		December 31, 2007
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Taylor Bean & Whitaker	$2.6	11%	$1.4	8%

10.	Fair Value Measures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. Effective October 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have an impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that Financial asset is not active.

The Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of December 31, 2008.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

(a)	Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and Liabilities measured at fair value on a recurring basis as follows:

		December 31, 2008 Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	(Amounts in thousands)
Assets:
Money market funds	$1,327	$1,977	$—	$—	$1,977	$—
U.S. Money market funds	—	1,107	—	—	1,107	—
Auction rate securities	5,000	1,500	—	—	1,500	—

Total assets measured at fair value	$6,327	$4,584	$—	$—	$4,584	$—

The assets are included in cash and cash equivalents and short term investments in the accompanying consolidated balance sheets.

The money market funds are included in cash and cash equivalents at September 30 and December 31, 2008.

The Company had no liabilities measured at fair value as of December 31, 2008.

The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2008.

11.	Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand shares of the Company’s outstanding common stock at market price. The Company currently has approximately 53 thousand shares authorized to repurchase under its previous stock repurchase program.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation and retirement plans, and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2008 Results of Operations

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

Highlights include:

•	Total revenue for the quarter ended December 31, 2008 was $24.1 million versus $17.9 million for the quarter ended December 31, 2007, an increase of approximately $6.1 million, or 34%.

•

Operating income for the quarter ended December 31, 2008 was $502 thousand versus an operating loss of $529 thousand for the quarter ended December 31, 2007, an improvement of approximately $1.0 million in operating income over the year-ago 1st quarter.

•

Net income for the quarter ended December 31, 2008 was $380 thousand versus a net loss of $259 thousand for the quarter ended December 31, 2007, an improvement of approximately $639 thousand in net income over the year-ago 1st quarter.

•

Net cash used by operating activities was approximately $1.5 million for the quarter ended December 31, 2008 compared to net cash used by operating activities for the quarter ended December 31, 2007 of $757 thousand.

•	The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2008 and 2007:

	December 31, 2008	% of sales	December 31, 2007	% of sales
	(Dollar amounts in thousands)
Sales	$24,060	100%	$17,939	100%
Costs and expenses:
Cost of sales	19,264	80%	14,564	81%
Engineering and development	539	2%	642	4%
Selling, general and administrative	3,755	16%	3,262	18%

Total costs and expenses	23,558	98%	18,468	103%

Operating income (loss)	502	2%	(529)	(3)%
Other income	135	1%	131	1%

Income (loss) before income taxes	637	3%	(398)	(2)%
Provision (benefit) for income taxes	257	1%	(139)	(1)%

Net income (loss)	$380	2%	$(259)	(1)%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2008:
Product	$259	$18,153	$18,412	77%
Services	1,460	4,188	5,648	23%

Total	$1,719	$22,341	$24,060	100%

% of Total	7%	93%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended December 31, 2007:
Product	$819	$13,411	$14,230	79%
Services	63	3,646	3,709	21%

Total	$882	$17,057	$17,939	100%

% of Total	5%	95%	100%

	Systems	Service and System Integration	Total	% increase
$ Increase (Decrease)
Product	$(560)	$4,742	$4,182	29%
Services	1,397	542	1,939	52%

Total	$837	$5,284	$6,121	34%

% increase	95%	31%	34%

Total revenues for the first quarter of fiscal year 2009 increased by approximately $6.1 million, or 34%, compared to the first quarter of fiscal year 2008. Approximately $837 thousand of this increase was in the Systems segment and approximately $5.3 million of the increase was from the Service and System Integration segment.

Product revenues for the first quarter of fiscal year 2009 increased by $4.2 million, or 29% compared to the first quarter of fiscal 2008. Service and System Integration segment product revenue increased by approximately $4.7 million, while Systems segment product revenue decreased by approximately $560 thousand.

The decrease in the Systems segment product revenue was due to a decrease in product sales to Kyokuto Boeki Kaisha (“KBK”) of $394 thousand between the first quarter of fiscal year 2009 and the same period in fiscal year 2008, and a decrease in product sales to General Dynamics of approximately $179 thousand.

The increase in the Service and System Integration segment product sales was primarily due to a $4.4 million increase in shipments of third-party products in the U.S. division of the segment. This increase was due mainly to large orders sold to three of the division’s largest customers. In addition, product sales of the segment’s German division increased by approximately $221 thousand, due to an increase in sales volume of approximately $683 thousand, that was partially offset by the unfavorable exchange rate fluctuation of the Euro versus the US dollar which resulted in a decrease of $461 thousand.

Service revenues for the first quarter of fiscal year 2009 increased by approximately $1.9 million, or 52% compared to the first quarter of fiscal 2008. Service revenues in the Systems segment increased by approximately $1.4 million due to royalty revenues from Lockheed Martin, which were approximately $1.4 million in the first quarter of fiscal 2009 and zero in the first fiscal quarter of 2008. Service revenues in the Service and System Integration segment for the first quarter of fiscal year 2009 increased by approximately $542 thousand compared to the first quarter of fiscal 2008. This increase was due to service revenue from R2 Technologies (“R2”) which the Company acquired on September 25, 2008. R2 generated $445 thousand in service revenues for the quarter ended December 31, 2008. In addition, services revenues increased in the legacy business of the US division of the segment due primarily to a large professional services order that was delivered during the quarter.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	December 31, 2008%		December 31, 2007%
	(Dollar amounts in thousands)
North America	$15,542	65%	$9,589	54%	$5,953	62%
Europe	8,491	35%	7,925	44%	566	7%
Asia Pacific	27	—%	425	2%	(398)	(94)%

Totals	$24,060	100%	$17,939	100%	$6,121	34%

The increase in North American revenue for the first quarter of 2009 versus the prior year quarter was primarily the result of the increase in royalty revenue to Lockheed Martin of $1.4 million plus the increase in sales in the US division of the Service and System Integration segment of $4.8 million. The increase shown above in sales in Europe was the result of higher sales in the German division, the UK division and the US division of the Service and System Integration segment, where sales in Europe increased by $310 thousand, $143 thousand and $113 thousand, respectively. The decreased Asia Pacific sales were the result of the decrease in sales to KBK, described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2008:
Product	$299	$15,720	$16,019	83%
Services	54	3,191	3,245	17%

Total	$353	$18,911	$19,264	100%

% of Total	2%	98%	100%
% of Sales	21%	85%	80%

Gross Margins (deficit):
Product	(15)%	13%	13%
Services	96%	24%	43%
Total	79%	15%	20%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2007:
Product	$643	$11,120	$11,763	81%
Services	51	2,750	2,801	19%

Total	$694	$13,870	$14,564	100%

% of Total	5%	95%	100%
% of Sales	79%	81%	81%

Gross Margins:
Product	21%	17%	17%
Services	19%	25%	24%
Total	21%	19%	19%

	Systems	Service and System Integration	Total	%
Increase (decrease)
Product	$(344)	$4,600	$4,256	36%
Services	3	441	444	16%

Total	$(341)	$5,041	$4,700	32%

% Increase (decrease)	(49)%	36%	32%
% of Sales	(58)%	4%	(1)%

Gross Margins:
Product	(36)%	(4)%	(4)%
Services	77%	(1)%	19%
Total	58%	(4)%	1%

Total cost of sales for the quarter ended December 31, 2008 increased by approximately $4.7 million for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007, to $19.3 million in the current year 1st quarter from $14.6 million in the prior year period. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, reflecting an overall 1% increase in the overall gross margin to 20% for the current year quarter versus 19% in the prior year quarter. This increase in the overall gross margin was due primarily to the increased gross margin in the Systems segment, which increased by 58% (from 21% to 79%). This was due to $1.4 million in royalty sales to Lockheed Martin in the 1st quarter of fiscal 2009, which carry no cost of sales.

Gross profit margins for the Service and System Integration segment decreased by 4% gross margin from 19% for the prior year quarter to 15% for the current year quarter ended December 31, 2008. This decrease was due primarily to lower product gross margin for this segment due primarily to a number of large orders delivered in the 1st quarter of fiscal 2009, which had lower gross margin than the smaller sized orders shipped in the prior year 1st quarter. The combination of the 58% increase in gross margin in the Systems segment, offset by the 4% decrease in gross margin in the Service and System Integration segment, resulted in the 1% increase in the overall gross margin.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2008 and 2007:

	For the three months ended				$ Decrease	% Decrease
	December 31, 2008	% of Total	December 31, 2007	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$539	100%	$642	100%	$(103)	(16)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$539	100%	$642	100%	$(103)	(16)%

Engineering and development expenses for the first quarter of fiscal 2009 decreased by approximately $103 thousand, or 16%, compared to the first quarter of fiscal 2008. The decrease relates primarily to a decrease in outside consultant expense in connection with the development of the next generation 3000 SERIES product of the MultiComputer division in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended				$ Increase	% Increase
	December 31, 2008	% of Total	December 31, 2007	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$951	25%	$913	28%	$38	4%
Service and System Integration	2,804	75%	2,349	72%	455	19%

Total	$3,755	100%	$3,262	100%	$493	15%

Total selling, general and administrative expenses in the first quarter of fiscal 2009 increased by approximately $493 thousand, or 15%, compared to the corresponding quarter of fiscal 2008. The $455 thousand increase in the Service and System Integration segment which accounts primarily for the total increase, was the result of higher salary, fringe and other expenses related to the addition of R2 which totaled $315 thousand and higher commissions in the US division (which includes R2) of $143 thousand, due to the higher gross profit realized in the current fiscal year quarter versus the prior fiscal year quarter.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended		$ Increase (Decrease)
	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Interest expense	$(28)	$(24)	$(4)
Interest income	134	170	(36)
Foreign exchange gain	35	1	34
Other expense, net	(6)	(16)	10

Total other income , net	$135	$131	$4

Total other income, net, increased $4 thousand for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase is primarily due to a decrease in interest income related to lower interest rates during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This decrease was offset by an increase in foreign exchange gain primarily related to exchange rate fluctuations between the British Pound and the Euro.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $257 thousand for the quarter ended December 31, 2008 reflecting an effective income tax rate of 40% compared to an income tax benefit of $139 thousand for the quarter ended December 31, 2007, which reflected an effective tax benefit rate of 35%. Our benefit for the quarter ended December 31, 2007 was due to the carry back of the loss of our US operation for the quarter.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by approximately $4.3 million to $14.2 million as of December 31, 2008 compared to $18.5 million as of September 30, 2008. At December 31, 2008 the investments consist of auction rate securities which were redeemed at par value in January 2009. The Company’s cash equivalents of $3.1 million are held in money market funds.

The Company used $1.5 million of cash from operations during the quarter due in part to the following : an increase in accounts receivable primarily from the U.S. Service and Systems Integration segment which increased by $1.6 million from the increased quarterly revenue, a decrease in account payables and accrued expenses and deferred revenue which was primarily from the Service and Systems Integration segment in Germany that was reduced by $1.4 million for vendor payments and $1.3 million in U.S. Service and Systems integration segment, from recognition of the sale to Taylor Bean & Whitaker, that were offset by decreases in the other current assets.

Approximately $3.3 million of cash was provided from investing activities for the quarter ended December 31, 2008, consisting primarily of $3.5 million from sales of our auction rate securities, offset by $109 thousand used to purchase capital equipment and $61 thousand in life insurance premiums paid.

We used approximately $1.6 million in financing activities during the quarter ended December 31, 2008 which consisted of $1.5 million to pay off our line of credit balance and $216 thousand to buyback CSPI stock, offset by $79 thousand in proceeds for stock issued through the Employee Stock Purchase Plan.

For the quarter ended December 31, 2008, the effects of foreign exchange rate fluctuations on cash was a use of cash of approximately $1 million. This was due primarily to the significant reduction in the value of the British Pound versus the US dollar.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the three month periods ended December 31, 2008 and 2007. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the three months ended December 31, 2008:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2008	9,805	$3.92	9,805
November 30, 2008	17,088	$3.17	17,088
December 31, 2008	45,023	$2.77	45,023

Total	71,916	$3.02	71,916	122,941

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 14 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 3, 2009. At the annual meeting, the election of Robert M. Williams was submitted to a vote and approved by the shareholders. Mr. Williams was elected as a Class I director for a term of three years with 3,310,792 shares voting for, and 246,175 against.

Item 6.	Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 12, 2009	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: February 12, 2009	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002