Form 10-Q
period 2009-03-31
CSP INC /MA/
filed 2009-05-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2009, the registrant had 3,505,350 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,332	$13,494
Short-term investments	—	5,000
Accounts receivable, net of allowances of $477 and $163	14,521	11,470
Inventories	5,367	8,125
Refundable income taxes	876	1,774
Deferred income taxes	152	152
Other current assets	1,919	1,333

Total current assets	37,167	41,348

Property, equipment and improvements, net	926	1,003

Other assets:
Goodwill	3,941	3,941
Intangibles, net	857	913
Deferred income taxes	252	267
Cash surrender value of life insurance	2,384	2,251
Other assets	296	296

Total other assets	7,730	7,668

Total assets	$45,823	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,588	$11,237
Short-term note payable	—	1,501
Deferred revenue	3,495	3,645
Pension and retirement plans	371	397
Deferred income taxes	142	187
Income taxes payable	1,224	808

Total current liabilities	14,820	17,775
Pension and retirement plans	6,879	7,382
Deferred income taxes	594	553
Capital lease obligation	70	70
Other long-term liabilities	291	291

Total liabilities	22,654	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,520 and 3,758 shares, respectively	35	38
Additional paid-in capital	11,153	11,812
Retained earnings	16,044	15,385
Accumulated other comprehensive loss	(4,063)	(3,287)

Total shareholders’ equity	23,169	23,948

Total liabilities and shareholders’ equity	$45,823	$50,019

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Sales:
Product	$18,711	$17,294	$37,123	$31,524
Services	3,795	4,321	9,443	8,030

Total sales	22,506	21,615	46,566	39,554

Cost of sales:
Product	15,547	14,144	31,566	25,907
Services	2,824	3,333	6,069	6,135

Total cost of sales	18,371	17,477	37,635	32,042

Gross profit	4,135	4,138	8,931	7,512

Operating expenses:
Engineering and development	479	538	1,018	1,179
Selling, general and administrative	3,240	3,500	6,995	6,762

Total operating expenses	3,719	4,038	8,013	7,941

Operating income (loss)	416	100	918	(429)

Other income:
Foreign exchange gain (loss)	(29)	21	6	23
Other income, net	4	190	104	319

Total other income (loss), net	(25)	211	110	342

Income (loss) before income taxes	391	311	1,028	(87)
Income tax expense (benefit)	112	122	369	(17)

Net income (loss)	$279	$189	$659	$(70)

Net income (loss) per share – basic	$0.08	$0.05	$0.18	$(0.02)

Weighted average shares outstanding – basic	3,611	3,792	3,685	3,797

Net income (loss) per share – diluted	$0.08	$0.05	$0.18	$(0.02)

Weighted average shares outstanding – diluted	3,616	3,847	3,692	3,797

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2009

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive income (loss):
Net income	—	—	—	659	—	659	$659
Other comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	(776)	(776)	(776)

Total comprehensive loss	—	—	—	—	—	—	$(117)

Stock-based compensation	—	—	144	—	—	144
Issuance of shares under employee stock purchase plan	25	—	79	—	—	79
Restricted stock shares issued	23	—	—	—	—	—
Purchase of common stock	(286)	(3)	(882)	—	—	(885)

Balance as of March 31, 2009	3,520	$35	$11,153	$16,044	$(4,063)	$23,169

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$659	$(70)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	232	285
Amortization of intangibles	71	—
Loss on disposal of fixed assets, net	1	3
Gain on foreign currency transactions	(6)	—
Non-cash changes in accounts receivable	282	18
Stock-based compensation expense	144	147
Deferred income taxes	5	35
Increase in cash surrender value of life insurance	(15)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,695)	(5,323)
Decrease (increase) in inventories	2,702	100
Decrease (increase) in refundable income taxes	781	(70)
Decrease (increase) in other current assets	(643)	(217)
Decrease (increase) in other assets	101	54
Increase (decrease) in accounts payable and accrued expenses	(1,388)	448
Increase (decrease) in deferred revenue	(59)	(291)
Increase (decrease) in pension and retirement plans	46	91
Increase (decrease) in income taxes payable	509	139

Net cash used in operating activities	(273)	(4,651)

Cash flows from investing activities:
Purchases of investments	—	(16,550)
Sale of investments	5,000	17,368
Life insurance premiums paid	(118)	(127)
Purchases of property, equipment and improvements	(204)	(270)

Net cash provided by investing activities	4,678	421

Cash flows from financing activities:
Payments on short-term borrowing	(1,501)	—
Proceeds from stock issued from exercise of options	—	109
Proceeds from issuance of shares under employee stock purchase plan	79	87
Purchase of common stock	(885)	(539)

Net cash used in financing activities	(2,307)	(343)

Effects of exchange rate on cash	(1,260)	(34)

Net increase (decrease) in cash and cash equivalents	838	(4,607)
Cash and cash equivalents, beginning of period	13,494	13,687

Cash and cash equivalents, end of period	$14,332	$9,080

Supplementary Cash flow information:
Cash paid for income taxes	$263	$107

Cash paid for interest	$96	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Organization and Business

CSP Inc. and Subsidiaries (“CSPI” or the “Company”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, messaging and image-processing software, and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and System Integration segment.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Amounts in thousands, except per share data)
Net income (loss)	$279	$189	$659	$(70)

Weighted average number of shares outstanding – basic	3,611	3,792	3,685	3,797
Incremental shares from the assumed exercise of stock options	5	55	7	—

Weighted average number of shares outstanding – diluted	3,616	3,847	3,692	3,797

Net income (loss) per share – basic	$0.08	$0.05	$0.18	$(0.02)

Net income (loss) per share – diluted	$0.08	$0.05	$0.18	$(0.02)

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted income per share computation. For the three and six months ended March 31, 2009, 347,000 and 339,000 options, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2008, outstanding options of 169,000 and 149,000 respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

4.	Investments

At March 31, 2009 and September 30, 2008, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
March 31, 2009
Closed end Funds:	$—	$—	$—

Total	$—	$—	$—

September 30, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$450	$—	$450
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100
Panhandle Plains Higher Education Authority, Inc. Bonds	2,050	—	2,050
Nelnet Student Loan Funding, LLC Asset-Backed Notes	1,400	—	1,400

	$5,000	$—	$5,000

	Short-term	Long-term	Total

March 31, 2009
Available-for-sale	$—	$—	$—

	$—	$—	$—

September 30, 2008
Available-for-sale	$5,000	$—	$5,000

	$5,000	$—	$5,000

In the current year, all of the investments listed above, which were held at Merrill Lynch, were redeemed at par value which was our carrying value.

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the six months ended March 31, 2009 or 2008.

5.	Inventories

Inventories consist of the following:

	March 31, 2009	September 30, 2008
	(Amounts in thousands)
Raw materials	$1,269	$1,531
Work-in-process	443	202
Finished goods	3,655	6,392

Total	$5,367	$8,125

6.	Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Amounts in thousands)
Net income (loss)	$279	$189	$659	$(70)
Effect of foreign currency translation	(124)	173	(776)	56
Minimum pension liability	—	17	—	52

Comprehensive income (loss)	$155	$379	$(117)	$38

The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2009	September 30, 2008
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,325)	$(1,549)
Additional minimum pension liability	(1,738)	(1,738)

Accumulated Other Comprehensive Loss	$(4,063)	$(3,287)

7.	Pension and Retirement Plans

In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. Domestically, the Company also provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company provides for officer death benefits through post-retirement plans to certain officers.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

Our pension plan in the United Kingdom is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$14	$1	$15	$22	$2	$24
Interest cost	163	37	200	185	34	219
Expected return on plan assets	(107)	—	(107)	(124)	—	(124)
Amortization of:
Prior service gains	—	—	—	7	5	12
Amortization of net loss	(2)	(7)	(9)	(1)	—	(1)

Net periodic benefit cost	$68	$31	$99	$89	$41	$130

Post Retirement:
Service cost	$—	$4	$4	$—	$16	$16
Interest cost	—	16	16	—	13	13
Amortization of net loss	—	(4)	(4)	—	—	—

Net periodic benefit cost	$—	$16	$16	$—	$29	$29

	For the Six Months Ended March 31
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$27	$3	$30	$43	$3	$46
Interest cost	336	74	410	370	69	439
Expected return on plan assets	(221)	—	(221)	(251)	—	(251)
Amortization of:
Prior service gains	—	—	—	(3)	—	(3)
Amortization of net loss	(4)	(15)	(19)	14	9	23

Net periodic benefit cost	$138	$62	$200	$173	$81	$254

Post Retirement:
Service cost	$—	$7	$7	$—	$32	$32
Interest cost	—	33	33	—	26	26
Amortization of net loss	—	(9)	(9)	—	1	1

Net periodic benefit cost	$—	$31	$31	$—	$59	$59

8.	Line of Credit

As of March 31, 2009, the Company’s line of credit note allowed for borrowings of up to $2.5 million. Interest on borrowings under the credit facility accrues based upon either the LIBOR rate plus 1.5% (the “Libor Option”) or at the lender’s prime rate (the “Prime Rate Option”). The Company could choose, at its discretion, whether interest accrued at the Libor Option or the Prime Rate Option, by giving notice to the lender on or before the date that interest is due.

The Company entered into to the Second and Third Amendments (the “Amendments”) to its line of credit note on April 6 and April 10, 2009, respectively. The amendments (i) reduced the maximum available credit under the note from $2.5 million to $1.0 million, (ii) established the maturity date of the line of credit as December 31, 2010, and (iii) modified the interest provision contained in the line of credit such that the interest rate is equal to the LIBOR rate plus 1.5%, unless any event of default shall occur with respect to any portion of any outstanding principal amount. If such an event of default shall occur, then the interest rate shall be equal to the lender’s prime rate plus 1.5%.

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

The outstanding balance under this credit facility as of March 31, 2009 and September 30, 2008 was $0 and $1.5 million, respectively.

9.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended March 31, 2009
Sales:
Product	$2,289	$16,422	$18,711
Service	277	3,518	3,795

Total sales	$2,566	$19,940	$22,506
Profit from operations	$116	$300	$416
Assets	$13,531	$32,292	$45,823
Capital expenditures	$27	$68	$95
Depreciation and amortization	$49	$98	$147
Three Months Ended March 31, 2008
Sales:
Product	$1,237	$16,057	$17,294
Service	66	4,255	4,321

Total sales	$1,303	$20,312	$21,615
Profit (loss) from operations	$(844)	$944	$100
Assets	$16,183	$31,391	$47,574
Capital expenditures	$8	$85	$93
Depreciation and amortization	$60	$85	$145

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Six Months Ended March 31, 2009
Sales:
Product	$2,548	$34,575	$37,123
Service	1,737	7,706	9,443

Total sales	$4,285	$42,281	$46,566
Profit (loss) from operations	$(8)	$926	$918
Assets	$13,531	$32,292	$45,823
Capital expenditures	$35	$169	$204
Depreciation and amortization	$99	$204	$303
Six Months Ended March 31, 2008
Sales:
Product	$2,055	$29,469	$31,524
Service	129	7,901	8,030

Total sales	$2,184	$37,370	$39,554
Profit (loss) from operations	$(2,211)	$1,782	$(429)
Assets	$16,183	$31,391	$47,574
Capital expenditures	$84	$186	$270
Depreciation and amortization	$116	$169	$285

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

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2009 and 2008.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009		March 31, 2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Verio	$2.5	11%	$0.4	2%	$4.1	9%	$0.4	1%
Arbitech	$2.6	12%	$0.7	3%	$4.0	9%	$1.2	3%
Atos Origin GmbH	$1.2	5%	$2.4	11%	$2.9	6%	$4.5	11%
Kabel Deutschland	$1.1	5%	$2.9	13%	$1.4	3%	$4.1	10%

10.	Fair Value Measures

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of March 31, 2009.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2009 Fair Value Measurements Using					September 30, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)	Total Balance
	(Amounts in thousands)
Assets:
Money market funds	$4,037	$—	$—	$4,037	$—	$1,327
U.S. Gov’t Security Money market funds	100	—	—	100	—	—
Auction rate securities	—	—	—	—	—	5,000

Total assets measured at fair value	$4,137	$—	$—	$4,137	$—	$6,327

The assets are included in cash and cash equivalents and short term investments in the accompanying consolidated balance sheets.

The Company had no liabilities measured at fair value as of March 31, 2009. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2009.

11.	Goodwill

The excess of the cost of an acquired entity over the amounts assigned to acquired assets and liabilities is recognized as goodwill. In accordance with Statement of Financial Accounting Standard No. 142 – Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss must be recognized to the extent that the carrying amount of the goodwill exceeds the fair value calculated at its reporting unit level. The factors the Company considers important that could indicate impairment, include significant under performance relative to prior operating results, an adverse change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

As of December 31, 2008 and March 31, 2009, the book value of the Company, was less than the aggregate market value of the Company (aggregate market value is calculated by multiplying the aggregate number of shares of common stock outstanding by the closing price of the Company’s common stock as quoted on the Nasdaq Global Market.) The Company considers the fact that its aggregate market value was less than its book value for two consecutive quarters to be a negative economic trend. Therefore, a valuation of the reporting unit to which the Company’s goodwill is assigned, was completed as of March 31, 2009, to determine if goodwill was impaired. The estimated fair value of the reporting unit with goodwill was based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies.

In accordance with SFAS No. 142, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test, which is to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, is unnecessary. The conclusion of the valuation of the reporting unit was that the fair value of the reporting unit exceeded its carrying value. Therefore, the Company determined that goodwill was not impaired as of March 31, 2009. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

12.	Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand shares of the Company’s outstanding common stock at market price. Pursuant to the aforementioned authorization and previous authorizations by its board of directors, the company repurchased approximately 286 thousand shares of its outstanding common stock during the six months ended March 31, 2009. As of March 31, 2009, approximately 258 thousand shares remain authorized to repurchase under its stock repurchase program.

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

Results of Operations

Overview of the six months ended March 31, 2009 Results of Operations

CSP Inc. operates in two segments:

•

Systems - the Systems segment consists of our MultiComputer division which designs, develops and manufactures signal processing computer platforms which are used primarily in military applications and the process control and data acquisition hardware business of our Modcomp subsidiary.

•

Service and System Integration - the Service and System Integration Segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Total revenue for the six months ended March 31, 2009 was $46.6 million versus $39.6 million for the six months ended March 31, 2008, an increase of approximately $7.0 million, or 18%.

•

Operating income for the six months ended March 31, 2009 was $918 thousand versus an operating loss of $429 thousand for the six months ended March 31, 2008, an improvement of approximately $1.3 million in operating income over the year-ago first six months.

•

Net income for the six months ended March 31, 2009 was $659 thousand versus a net loss of $70 thousand for the six months ended March 31, 2008, an improvement of approximately $729 thousand in net income over the year-ago 1st six months.

•

Net cash used by operating activities was approximately $273 thousand for the six months ended March 31, 2009 compared to net cash used by operating activities for the six months ended March 31, 2008 of $4.7 million.

•	The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2009 and 2008:

	March 31, 2009	% of sales	March 31, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$46,566	100%	$39,554	100%
Costs and expenses:
Cost of sales	37,635	81%	32,042	81%
Engineering and development	1,018	2%	1,179	3%
Selling, general and administrative	6,995	15%	6,762	17%

Total costs and expenses	45,648	98%	39,983	101%

Operating income (loss)	918	2%	(429)	(1)%
Other income	110	—%	342	1%

Income (loss) before income taxes	1,028	2%	(87)	—%
Provision (benefit) for income taxes	369	1%	(17)	—%

Net income (loss)	$659	1%	$(70)	—%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2009:
Product	$2,548	$34,575	$37,123	80%
Services	1,737	7,706	9,443	20%

Total	$4,285	$42,281	$46,566	100%

% of Total	9%	91%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2008:
Product	$2,055	$29,469	$31,524	80%
Services	129	7,901	8,030	20%

Total	$2,184	$37,370	$39,554	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% increase
$ Increase (Decrease)
Product	$493	$5,106	$5,599	18%
Services	1,608	(195)	1,413	18%

Total	$2,101	$4,911	$7,012	18%

% increase	96%	13%	18%

Total revenues for the first six months of fiscal year 2009 increased by approximately $7.0 million, or 18%, compared to the first six months of fiscal year 2008. Approximately $2.1 million of this increase was in the Systems segment and approximately $4.9 million of the increase was from the Service and System Integration segment.

A significant factor impacting the fluctuation in total revenues, year over year, was the currency exchange rate fluctuation of the strengthening US Dollar versus both the Pound Sterling in Great Britain (“GBP”) and the Euro in Germany from the first half of fiscal 2008 compared to the first half of fiscal 2009. This currency exchange fluctuation negatively impacted the current 1st half year revenues when comparing to the prior fiscal year 1st half, by approximately $2.1 million. If the exchange rates between the GBP, the Euro and the US Dollar had stayed the same as the prior year six month period, the increase in revenue would have been approximately $9.1 million.

Product revenues for the first six months of fiscal year 2009 increased by approximately $5.6 million, or 18% compared to the first six months of fiscal 2008. Service and System Integration segment product revenue increased by approximately $5.1 million, while Systems segment product revenue increased by approximately $493 thousand.

Service and System Integration segment product sales for the 1st six months of fiscal 2009 versus the prior year 1st six months increased by approximately $5.1 million. This increase was primarily due to an $8.7 million increase in shipments of third-party products from the U.S. division of the segment, due mainly to large orders sold to three of the division’s largest customers. Offsetting the increase from the U.S. division, product sales of the segment’s German division decreased by approximately $3.8 million, due to a decrease in sales volume which accounted for approximately $2.7 million, and an unfavorable exchange rate fluctuation of the Euro versus the US dollar which accounted for $1.1 million of the decrease. The decrease in product sales volume from the German division of $2.7 million resulted from lower sales to two of the divisions largest customers; a cable and internet service provider and a large German systems integrator. Both of these customers had cited the global economic slowdown as reasons for the decrease in orders.

Systems segment product revenue for the first six months of fiscal year 2009 compared to the same period in fiscal year 2008 increased by approximately $493 thousand. This increase was due primarily to increased product sales to Lockheed Martin of approximately $852 thousand, increased sales to BAE Systems Inc of approximately $651 thousand and decreases in product sales to Kyokuto Boeki Kaisha (“KBK”) of $866 thousand and General Dynamics of approximately $176 thousand.

Service revenues for the first six months of fiscal year 2009 increased by approximately $1.4 million, or 18% compared to the first six months of fiscal 2008. Service revenues in the Systems segment increased by approximately $1.6 million due to royalty revenues from Lockheed Martin, which were approximately $1.6 million in the first six months of fiscal 2009 and zero in the first fiscal six months of 2008.

Service revenues in the Service and System Integration segment for the first six months of fiscal year 2009 decreased by approximately $195 thousand compared to the first six months of fiscal 2008. This decrease was driven by lower service revenues from the segment’s German and UK divisions which decreased by $381 thousand and $288 thousand, respectively; which amounted to an aggregate decrease from the European subsidiaries of $669 thousand. This decrease from the European subsidiaries was driven by the unfavorable exchange rate fluctuations of the Euro and GBP versus the US dollar which accounted for a decrease of approximately $1 million. In constant US Dollars, that is if those exchange rates had remained the same year over year, there was an increase in service revenues of approximately $312 thousand, from higher professional service revenues from the UK of approximately $105 thousand and higher maintenance and other service revenues of $207 thousand from the German division. In the US division of the Service and System Integration segment, service revenue increased by approximately $473 thousand, which resulted from R2 Technologies (“R2”) which the Company acquired on September 25, 2008. R2 generated $711 thousand in service revenues for the six months ended March 31, 2009. Offsetting this increase, services revenues decreased in the legacy business of the US division of the segment due primarily to a lower volume of maintenance contracts during the six months ended March 31, 2009 versus the six months ended March 31, 2008.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	March 31, 2009%		March 31, 2008%		$ Increase/ (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
North America	$31,155	67%	$19,220	49%	$11,935	62%
Europe	15,281	33%	19,344	49%	(4,063)	(21)%
Asia Pacific	130	—%	990	2%	(860)	(87)%

Totals	$46,566	100%	$39,554	100%	$7,012	18%

The increase in North American revenue for the first six months of 2009 versus the corresponding prior year six months was primarily the result of the increase in Systems segment sales to US customers which totaled approximately $2.9 million plus the increase in revenues of the US division of the Service and System Integration segment to North American customers of approximately $9.1 million. The decrease shown above in sales in Europe was primarily the result of lower sales from the German and UK divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $4.0 million and $136 thousand, respectively. The impact of the strengthening US Dollar versus the Euro and GBP accounted for decreases in European sales of approximately $1.7 million from the German division and $441 thousand from the UK division, respectively. The decreased Asia Pacific sales were primarily the result of the decrease in sales to KBK of approximately $866 thousand, as described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2009:
Product	$1,487	$30,079	$31,566	84%
Services	74	5,995	6,069	16%

Total	$1,561	$36,074	$37,635	100%

% of Total	4%	96%	100%
% of Sales	36%	85%	81%
Gross Margins:
Product	42%	13%	15%
Services	96%	22%	36%
Total	64%	15%	19%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2008:
Product	$1,327	$24,580	$25,907	81%
Services	71	6,064	6,135	19%

Total	$1,398	$30,644	$32,042	100%

% of Total	4%	96%	100%
% of Sales	64%	82%	81%
Gross Margins:
Product	35%	17%	18%
Services	45%	23%	24%
Total	36%	18%	19%

	Systems	Service and System Integration	Total	%
Increase (decrease)
Product	$160	$5,499	$5,659	22%
Services	3	(69)	(66)	(1)%

Total	$163	$5,430	$5,593	17%

% Increase	12%	18%	17%
% of Sales	(28)%	3%	—%
Gross Margins:
Product	7%	(4)%	(3)%
Services	51%	(1)%	12%
Total	28%	(3)%	—%

Total cost of sales for the six months ended March 31, 2009 increased by approximately $5.6 million compared to the six months ended March 31, 2008, to $37.6 million in the current year 1st six months from $32.0 million in the prior year period. The increase in cost of sales was proportionate to the overall increase in revenues, reflecting an overall 19% gross margin for the six months ended March 31, 2009 which was equal to the overall gross margin for the six months ended March 31, 2008.

The Systems segment gross margin increased by 28% from 36% for the six months ended March 31, 2008 to 64% for the six months ended March 31, 2009, and was due primarily to approximately $1.6 million in royalty income realized in the first six months of fiscal 2009. No royalty income was realized in the six months ended March 31, 2008. These royalty sales to Lockheed Martin carry no cost of sales.

Gross profit margins for the Service and System Integration segment decreased by 3% from 18% for the prior year six months to 15% for the current year six months ended March 31, 2009. This decrease was due primarily to approximately $7.3 million in low margin orders, defined as orders with lower than 8% gross margin, that were shipped in the 1st six months of fiscal 2009. These low margin orders accounted for approximately 2% of the reduction in gross margin while the remaining 1% reduction was due to downward pricing pressure which we attribute to the recessionary economic environment. The combination of the 28% increase in gross margin in the Systems segment, offset by the 3% decrease in gross margin in the Service and System Integration segment, resulted in the aggregate gross margin being unchanged at 19% for the first six months of fiscal 2009.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2009 and 2008:

	For the Six months ended				$ Decrease	% Decrease
	March 31, 2009	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,018	100%	$1,179	100%	$(161)	(14)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$1,018	100%	$1,179	100%	$(161)	(14)%

Engineering and development expenses for the first six months of fiscal 2009 decreased by approximately $161 thousand, or 14%, compared to the first six months of fiscal 2008. The decrease relates primarily to a decrease in outside consultant expense in connection with the development of the next generation 3000 SERIES product of the MultiComputer division in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the six months ended March 31, 2009 and 2008:

	For the Six Months Ended				$ Increase (decrease)	% Increase (decrease)
	March 31, 2009	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,675	24%	$1,818	27%	$(143)	(8)%
Service and System Integration	5,320	76%	4,944	73%	376	8%

Total	$6,995	100%	$6,762	100%	$233	3%

Total selling, general and administrative expenses in the first six months of fiscal 2009 increased by approximately $233 thousand, or 3%, compared to the corresponding six months of fiscal 2008. The $143 thousand decrease in the Systems segment SG&A expenses was the result of lower outside services and fees of approximately $26 thousand, lower officers’ life insurance premiums of approximately $22 thousand and lower outside accounting service fees of approximately $48 thousand. The $376 thousand increase in the Service and System Integration segment SG&A expenses was the result of higher salary, commissions, fringe and other expenses related to the addition of R2 which totaled approximately $855 thousand and higher commission expenses not related to R2 of approximately $61 thousand. Offsetting the increase in the US division, SG&A expenses in the European subsidiaries decreased by a combined $589 thousand, $299 thousand of which was due to the stronger US Dollar versus the Euro and GBP, and $289 thousand and $290 thousand reduction in salaries, commissions and other expenses respectively, due to reduction in headcount in the UK, lower revenues in Germany and general cost cutting.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2009 and 2008:

	For the Six Months Ended		$ Increase (Decrease)
	March 31, 2009	March 31, 2008
	(Amounts in thousands)
Interest expense	$(61)	$(46)	$(15)
Interest income	176	385	(209)
Foreign exchange gain	6	23	(17)
Other expense, net	(11)	(20)	9

Total other income, net	$110	$342	$(232)

Total other income, net, decreased by approximately $232 thousand for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. This decrease is primarily due to a decrease in interest income that was primarily earned on money market funds in fiscal 2009 as opposed to our auction rate security (“ARS”) portfolio in fiscal 2008. We divested our holdings in ARSs since the year-ago period because of the preponderance of failed auctions in the ARS market. In addition the balances of interest bearing assets in general were lower in the current fiscal year six month period versus the prior year.

Overview of the quarter ended March 31, 2009 Results of Operations

Highlights include:

•	Revenue increased by approximately $891 thousand, or 4%, to $22.5 million for the quarter ended March 31, 2009 versus $21.6 million for the quarter ended March 31, 2008.

•	Operating income increased by approximately $316 thousand, or 316%, to $416 thousand for the quarter ended March 31, 2009 versus $100 thousand for the quarter ended March 31, 2008.

•	Net income increased by $90 thousand, or 48%, to $279 thousand for the quarter ended March 31, 2009 versus $189 thousand for the quarter ended March 31, 2008.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended March 31, 2009 and 2008:

	March 31, 2009	% of sales	March 31, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$22,506	100%	$21,615	100%
Costs and expenses:
Cost of sales	18,371	82%	17,477	81%
Engineering and development	479	2%	538	3%
Selling, general and administrative	3,240	14%	3,500	16%

Total costs and expenses	22,090	98%	21,515	100%

Operating income	416	2%	100	—%
Other income	(25)	—%	211	1%

Income before income taxes	391	2%	311	1%
Provision for income taxes	112	1%	122	—%

Net income	$279	1%	$189	1%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2009:
Product	$2,289	$16,422	$18,711	83%
Services	277	3,518	3,795	17%

Total	$2,566	$19,940	$22,506	100%

% of Total	11%	89%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$1,237	$16,057	$17,294	80%
Services	66	4,255	4,321	20%

Total	$1,303	$20,312	$21,615	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$1,052	$365	$1,417	8%
Services	211	(737)	(526)	(12)%

Total	$1,263	$(372)	$891	4%

% increase (decrease)	97%	(2)%	4%

As shown above, total revenues increased by approximately $891 thousand, or 4%, for the quarter ended March 31, 2009 compared to the same period of fiscal year 2008. Revenue in the Systems segment increased in the current year quarter versus the prior year quarter by approximately $1.3 million, while revenues in the Service and System Integration segment decreased by approximately $372 thousand, resulting in the overall increase of $891 thousand.

Product revenues increased by approximately $1.4 million, or 8% for the quarter ended March 31, 2009 compared to the comparable period of fiscal 2008. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $1.1 million over the prior year quarter, and an increase in product revenues in the Service and System Integration segment of approximately $365 thousand versus the prior year quarter.

The increase in the Systems segment product revenues of approximately $1.1 million for the quarter ended March 31, 2009 versus the comparable period in fiscal 2008 was primarily the result of higher product sales to Lockheed Martin of approximately $924 thousand, and higher product sales to BAE of approximately $581 thousand, offset by lower sales to KBK of approximately $486 thousand.

The increase in the Service and System Integration segment product sales of $365 thousand was primarily due to a $4.3 million increase in shipments of third-party products from the U.S. division of the segment. This increase was due mainly to large orders sold to three of the division’s largest customers. Offsetting the increase from the U.S. division, product sales of the segment’s German division decreased by approximately $3.9 million, due to a decrease in sales volume which accounted for approximately $3.4 million, and an unfavorable exchange rate fluctuation of the Euro versus the US dollar which accounted for $600 thousand of the decrease. The decrease in product sales volume from the German division of $3.4 million resulted from lower sales to two of the divisions largest customers; a cable and internet service provider and a large German systems integrator. Both of these customers had cited the global economic slowdown as reasons for the decrease in orders.

As shown in the table above, service revenues decreased by $526 thousand, or 12% for the quarter ended March 31, 2009 compared to the comparable quarter of fiscal 2008. Systems segment service revenue increased by approximately $211 thousand from royalty sales to Lockheed Martin, while Service and System Integration segment service revenue decreased by approximately $737 thousand.

        The decrease in Service and System Integration segment service revenue was driven by lower service revenues from the segment’s German and UK divisions which decreased by $470 thousand and $277 thousand, respectively; which amounted to an aggregate decrease from the European subsidiaries of $747 thousand. This decrease from the European subsidiaries was driven by the unfavorable exchange rate fluctuations of the Euro and GBP versus the US dollar which accounted for a decrease of approximately $572 thousand. In constant US Dollars, that is, if those exchange rates had remained the same year over year, the decrease was $175 thousand, due to lower professional service revenues from the UK of approximately $75 thousand and lower maintenance and other service revenues of $100 thousand from the German division. In the US division of the Service and System Integration segment, service revenue was flat year over year despite the service revenues from R2 which the Company acquired on September 25, 2008. R2 generated $266 thousand in service revenues for the three months ended March 31, 2009. Offsetting this increase, services revenues decreased in the legacy business of the US division of the segment due primarily to a lower volume of maintenance contracts and other professional services by approximately $245 thousand during the three months ended March 31, 2009 versus the three months ended March 31, 2008.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
	March 31, 2009%		March 31, 2008%
North America	$15,613	69%	$9,631	44%	$5,982	62%
Europe	6,790	30%	11,419	53%	(4,629)	(41)%
Asia	103	1%	565	3%	(462)	(82)%

Totals	$22,506	100%	$21,615	100%	$891	4%

The increase in North American revenue for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 was primarily the result of the increase in Systems segment sales to US customers which totaled approximately $1.7 million plus the increase in revenues of the US division of the Service and System Integration segment to North American customers of approximately $4.3 million. The decrease shown above in sales in Europe was primarily the result of lower sales from the German and UK divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $4.4 million and $300 thousand, respectively. The impact of the strengthening US Dollar versus the Euro and GBP accounted for decreases in European sales of approximately $1.0 million from the German division and $300 thousand from the UK division, respectively. The decreased Asia Pacific sales were primarily the result of the decrease in sales to KBK of approximately $486 thousand, as described above.

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2009:
Product	$1,188	$14,359	$15,547	85%
Services	20	2,804	2,824	15%

Total	$1,208	$17,163	$18,371	100%

% of Total	7%	93%	100%
% of Sales	47%	86%	82%
Gross Margins:
Product	48%	13%	17%
Services	93%	20%	26%
Total	53%	14%	18%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$684	$13,460	$14,144	81%
Services	20	3,313	3,333	19%

Total	$704	$16,773	$17,477	100%

% of Total	4%	96%	100%
% of Sales	54%	83%	81%
Gross Margins:
Product	45%	16%	18%
Services	70%	22%	23%
Total	46%	17%	19%
Increase (Decrease)
Product	$504	$899	$1,403	10%
Services	—	(509)	(509)	(15)%

Total	$504	$390	$894	5%

% Increase	72%	2%	5%
% of Sales	(7)%	3%	1%
Gross Margins:
Product	3%	(3)%	(1)%
Services	23%	(2)%	3%
Total	7%	(3)%	(1)%

Total cost of sales increased by approximately $894 thousand for the quarter ended March 31, 2009, versus the quarter ended March 31, 2008, to $18.4 million up from $17.5 million in the prior year quarter. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, and also reflects an overall 1% decrease in gross margin to 18% for the current year quarter versus 19% in the prior year quarter. This decrease in the overall gross margin was due primarily to the lower gross margin in the Service and System Integration segment; the gross margin for which decreased by 3% for the three months ended March 31, 2009 versus the prior year corresponding three month period. This decrease was due to approximately $4.8 million in low margin orders, which the company defines as orders with lower than 8% gross margin, that were shipped in the 2nd quarter of fiscal 2009.

In the Systems segment, the gross margin percentage was 53% for the quarter ended March 31, 2009 versus 46% for the quarter ended March 31, 2008. This increase in gross margin resulted from (i) approximately $200 thousand in 100% margin royalty revenue in the quarter ended March 31, 2009 and (ii) lower overhead in cost of goods sold in the 2009 2nd quarter versus the 2008 2nd quarter due to greater capitalization of overhead from higher production volume and lower overhead costs due to cost cutting.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended				$ Decrease	% Decrease
	March 31, 2009	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$479	100%	$538	100%	$(59)	(11)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$479	100%	$538	100%	$(59)	(11)%

Engineering and development expenses decreased by approximately $59 thousand, or 11%, for the quarter ended March 31, 2009 compared to the same period of fiscal 2008. The decrease reflects lower expenditures to outside consultants in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended				$ Increase (Decrease)	% Increase (Decrease)
	March 31, 2009	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$724	22%	$905	26%	$(181)	(20)%
Service and System Integration	2,516	78%	2,595	74%	(79)	(3)%

Total	$3,240	100%	$3,500	100%	$(260)	(7)%

Total selling, general and administrative (“SG&A”) expenses decreased by $260 thousand, or 7%, for the quarter ended March 31, 2009 compared to the corresponding quarter of fiscal 2008. The Systems segment SG&A expenses decreased by approximately $181 thousand, while SG&A expenses in the Services and System Integration segment decreased by approximately $79 thousand. The decrease in the System segment expense for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 was due to lower outside accounting service fees of $35 thousand, lower bonus expense of $82 thousand, lower pension expense of $24 thousand and lower outside service expenses of $64 thousand. In the Service and System Integration segment, SG&A expense increased in the U.S. division for the quarter ended March 31, 2009 versus the prior year quarter by $431 thousand, due primarily to the SG&A expenses incurred by R2, which the company acquired in September of 2008. This increase was offset by decreased SG&A expenses in the German and UK divisions, which were lower in the quarter ended March 31, 2009 compared to the prior year quarter by $297 thousand and $213 thousand, respectively. In the German division, $112 thousand of the decrease was due to foreign exchange impact and $186 thousand was due to lower SG&A expense including lower bonus and commissions of $48, lower SG&A overhead expenses of $38 thousand, lower marketing expenses of $15 thousand and lower other expenses of $96 thousand. In the UK division, $53 thousand of the decrease was due to foreign exchange impact, while lower restructuring expense of $80 thousand, lower commissions expense of $29 thousand and lower other expenses of $51 thousand account for the remainder of the decrease in SG&A expenses.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008	$ decrease
	(Amounts in thousands)
Interest expense	$(34)	$(22)	$(12)
Interest income	43	215	(172)
Foreign exchange gain	(29)	21	(50)
Other expense, net	(5)	(3)	(2)

Total other income, net	$(25)	$211	$(236)

Total other income, net, decreased by approximately $236 thousand for the 2nd quarter of fiscal 2009 compared to the same quarter of fiscal 2008. This decrease is primarily due to a decrease in interest income of $172 thousand. Interest income in the fiscal 2009 quarter was earned on money market funds as opposed to our auction rate security (“ARS”) portfolio in fiscal 2008. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs over the period since the year-ago quarter because of the preponderance of failed auctions in the ARS market. In addition the balances of interest bearing assets in general were lower in the current fiscal year three month period versus the prior year.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $112 thousand for the quarter ended March 31, 2009 reflecting an effective income tax rate of 29% compared to an income tax provision of $122 thousand for the quarter ended March 31, 2008, which reflected an effective tax rate of 39%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by approximately $4.2 million to $14.3 million as of March 31, 2009 compared to $18.5 million as of September 30, 2008. At March 31, 2009 the Company’s cash equivalents of $14.3 million are held in money market funds.

The Company used approximately $300 thousand of cash from operations during the six months ended March 31, 2009. Uses of cash from operations consisted of a change in accounts receivable of $3.4 million, which was due to high levels of billings during the final month of the quarter, decrease in accounts payable and accrued expenses of approximately $1.4 million, and an increase in other current assets of approximately $600 thousand. Offsetting these uses, sources of cash from operations were net income of approximately $700 thousand, depreciation and amortization expense of approximately $300 thousand, decrease in inventory of approximately $2.7 million, share-based compensation of approximately $100 thousand, a decrease in refundable income taxes of $800 thousand, and an increase in income taxes payable of approximately $500 thousand

Approximately $4.7 million of cash was provided from investing activities for the six months ended March 31, 2009, consisting primarily of $5.0 million from sales of our auction rate securities, offset by approximately $200 thousand used to purchase capital equipment and approximately $100 thousand in life insurance premiums paid.

We used approximately $2.3 million in financing activities during the six months ended March 31, 2009 which consisted of $1.5 million to pay off our line of credit balance and approximately $900 thousand to buyback CSPI stock, offset by approximately $100 thousand in proceeds for stock issued through the Employee Stock Purchase Plan.

For the six months ended March 31, 2009, the effects of foreign exchange rate fluctuations on cash was a use of cash of approximately $1.3 million. This was due primarily to the significant reduction in the value of the British Pound and the Euro versus the US dollar.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents and cash generated from operations and investments will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the six month periods ended March 31, 2009 or 2008. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the six months ended March 31, 2009:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2008	9,805	$3.92	9,805
November 30, 2008	17,088	$3.17	17,088
December 31, 2008	45,023	$2.77	45,023
January 31, 2009	59,608	$3.07	59,608
February 28, 2009	139,781	$3.18	139,781
March 31, 2009	15,206	$2.75	15,206

Total	286,511	$3.09	286,511	258,346

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 14 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

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

CSP INC.

Date: May 14, 2009	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 14, 2009	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002