Form 10-Q
period 2009-06-30
CSP INC /MA/
filed 2009-08-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009.

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

As of August 6, 2009, the registrant had 3,542,653 shares of common stock issued and outstanding.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,389	$13,494
Short-term investments	—	5,000
Accounts receivable, net of allowances of $158 and $163	8,889	11,470
Inventories	6,699	8,125
Refundable income taxes	793	1,774
Deferred income taxes	255	152
Other current assets	1,741	1,333

Total current assets	35,766	41,348

Property, equipment and improvements, net	880	1,003

Other assets:
Goodwill	3,941	3,941
Intangibles, net	829	913
Deferred income taxes	265	267
Cash surrender value of life insurance	2,418	2,251
Other assets	282	296

Total other assets	7,735	7,668

Total assets	$44,381	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,831	$11,237
Short-term note payable	—	1,501
Deferred revenue	2,664	3,645
Pension and retirement plans	417	397
Deferred income taxes	119	187
Income taxes payable	206	808

Total current liabilities	13,237	17,775
Pension and retirement plans	7,221	7,382
Deferred income taxes	628	553
Capital lease obligation	70	70
Other long-term liabilities	291	291

Total liabilities	21,447	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,542 and 3,758 shares, respectively	36	38
Additional paid-in capital	11,261	11,812
Retained earnings	15,203	15,385
Accumulated other comprehensive loss	(3,566)	(3,287)

Total shareholders’ equity	22,934	23,948

Total liabilities and shareholders’ equity	$44,381	$50,019

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales:
Product	$15,346	$14,730	$52,470	$46,254
Services	3,325	4,425	12,767	12,455

Total sales	18,671	19,155	65,237	58,709

Cost of sales:
Product	13,022	12,339	44,802	38,246
Services	2,813	3,385	8,882	9,520

Total cost of sales	15,835	15,724	53,684	47,766

Gross profit	2,836	3,431	11,553	10,943

Operating expenses:
Engineering and development	524	471	1,542	1,650
Selling, general and administrative	3,335	3,113	10,267	9,875

Total operating expenses	3,859	3,584	11,809	11,525

Operating loss	(1,023)	(153)	(256)	(582)

Other income (expense):
Foreign exchange gain	—	5	6	28
Other income (expense), net	(23)	118	81	436

Total other income (expense), net	(23)	123	87	464

Loss before income taxes	(1,046)	(30)	(169)	(118)
Income tax expense (benefit)	(294)	(22)	13	(40)

Net loss	$(752)	$(8)	$(182)	$(78)

Net loss per share – basic	$(0.21)	$—	$(0.05)	$(0.02)

Weighted average shares outstanding – basic	3,531	3,778	3,628	3,790

Net loss per share – diluted	$(0.21)	$—	$(0.05)	$(0.02)

Weighted average shares outstanding – diluted	3,531	3,778	3,628	3,790

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2009

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive loss
Balance as of September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive loss:
Net loss	—	—	—	(182)	—	(182)	$(182)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(279)	(279)	(279)

Total comprehensive loss	—	—	—	—	—	—	$(461)

Stock-based compensation	—	—	180	—	—	180
Issuance of shares under employee stock purchase plan	65	1	179	—	—	180
Restricted stock shares issued	23	—	21	—	—	21
Purchase of common stock	(304)	(3)	(931)	—	—	(934)

Balance as of June 30, 2009	3,542	$36	$11,261	$15,203	$(3,566)	$22,934

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(182)	$(78)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	357	428
Amortization of intangibles	84	—
Loss on disposal of fixed assets, net	1	4
Gain on foreign currency transactions	(6)	—
Non-cash changes in accounts receivable	(25)	1
Stock-based compensation expense	201	230
Increase in cash surrender value of life insurance	(46)	(58)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,385	577
Decrease (increase) in inventories	1,393	(453)
Decrease (increase) in refundable income taxes	868	(1,181)
Decrease (increase) in other current assets	(412)	140
Decrease (increase) in other assets	116	54
Increase (decrease) in accounts payable and accrued expenses	(1,279)	411
Increase (decrease) in deferred revenue	(963)	(1,132)
Increase (decrease) in pension and retirement plans	52	134
Increase (decrease) in deferred income taxes	(90)	47
Increase (decrease) in income taxes payable	(549)	1,272

Net cash provided by operating activities	1,905	396

Cash flows from investing activities:
Purchases of investments	—	(16,550)
Sale of investments	5,000	18,990
Life insurance premiums paid	(121)	(144)
Purchases of property, equipment and improvements	(244)	(396)

Net cash provided by investing activities	4,635	1,900

Cash flows from financing activities:
Payments on short-term borrowing	(1,501)	—
Proceeds from stock issued from exercise of options	—	112
Proceeds from issuance of shares under employee stock purchase plan	180	170
Purchase of common stock	(934)	(698)

Net cash used in financing activities	(2,255)	(416)

Effects of exchange rate on cash	(390)	220

Net increase in cash and cash equivalents	3,895	2,100
Cash and cash equivalents, beginning of period	13,494	13,687

Cash and cash equivalents, end of period	$17,389	$15,787

Supplementary cash flow information:
Cash paid for income taxes	$349	$214

Cash paid for interest	$105	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Amounts in thousands, except per share data)
Net loss	$(752)	$(8)	$(182)	$(78)

Weighted average number of shares outstanding – basic	3,531	3,778	3,628	3,790
Incremental shares from the assumed exercise of stock options	—	—	—	—

Weighted average number of shares outstanding – diluted	3,531	3,778	3,628	3,790

Net loss per share – basic	$(0.21)	$—	$(0.05)	$(0.02)

Net loss per share – diluted	$(0.21)	$—	$(0.05)	$(0.02)

SFAS No. 128 requires all anti-dilutive securities, including stock options, to be excluded from the diluted income per share computation. For the three and nine months ended June 30, 2009, 333,000 and 337,000 options, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2008, outstanding options of 323,000 and 249,000 respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

4.	Investments

At June 30, 2009 and September 30, 2008, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
June 30, 2009
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
June 30, 2009
Available-for-sale	$—	$—	$—

	$—	$—	$—

September 30, 2008
Available-for-sale	$5,000	$—	$5,000

	$5,000	$—	$5,000

In the current year, all of the investments listed above, which were held at Merrill Lynch, were redeemed at par value which was our carrying value.

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the nine months ended June 30, 2009 or 2008.

5.	Inventories

Inventories consist of the following:

	June 30, 2009	September 30, 2008
	(Amounts in thousands)
Raw materials	$1,549	$1,531
Work-in-process	638	202
Finished goods	4,512	6,392

Total	$6,699	$8,125

6.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Amounts in thousands)
Net income (loss)	$(752)	$(8)	$(182)	$(78)
Effect of foreign currency translation	497	(11)	(279)	45
Minimum pension liability	—	10	—	62

Comprehensive income (loss)	$(255)	$(9)	$(461)	$29

The components of Accumulated Other Comprehensive Loss are as follows:

	June 30, 2009	September 30, 2008
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,828)	$(1,549)
Additional minimum pension liability	(1,738)	(1,738)

Accumulated Other Comprehensive Loss	$(3,566)	$(3,287)

7.	Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$14	$2	$16	$21	$2	$23
Interest cost	174	37	211	183	35	218
Expected return on plan assets	(115)	—	(115)	(125)	—	(125)
Amortization of:
Prior service cost	—	—	—	8	5	13
Amortization of net gain	(2)	(8)	(10)	(2)	—	(2)

Net periodic benefit cost	$71	$31	$102	$85	$42	$127

Post Retirement:
Service cost	$—	$3	$3	$—	$16	$16
Interest cost	—	17	17	—	13	13
Amortization of net gain	—	(5)	(5)	—	—	—

Net periodic benefit cost	$—	$15	$15	$—	$29	$29

	For the Nine Months Ended June 30
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$41	$5	$46	$64	$6	$70
Interest cost	510	111	621	553	104	657
Expected return on plan assets	(336)	—	(336)	(375)	—	(375)
Amortization of:
Prior service costs	—	—	—	25	14	39
Amortization of net gain	(6)	(23)	(29)	(5)	—	(5)

Net periodic benefit cost	$209	$93	$302	$262	$124	$386

Post Retirement:
Service cost	$—	$10	$10	$—	$48	$48
Interest cost	—	50	50	—	39	39
Amortization of net gain	—	(14)	(14)	—	1	1

Net periodic benefit cost	$—	$46	$46	$—	$88	$88

8.	Line of Credit

The Company entered into the Second and Third Amendments (the “Amendments”) to its line of credit note on April 6 and April 10, 2009, respectively. The amendments (i) reduced the maximum available credit under the note from $2.5 million to $1.0 million, (ii) established the maturity date of the line of credit as December 31, 2010, and (iii) modified the interest provision contained in the line of credit such that the interest rate is equal to the LIBOR rate plus 1.5%, unless any event of default shall occur with respect to any portion of any outstanding principal amount. If such an event of default shall occur, then the interest rate shall be equal to the lender’s prime rate plus 1.5%. As of June 30, 2009, the Company’s line of credit note allowed for borrowings of up to $1.0 million.

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

The outstanding balance under this credit facility as of June 30, 2009 and September 30, 2008 was $0 and $1.5 million, respectively.

9.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended June 30, 2009
Sales:
Product	$1,420	$13,926	$15,346
Service	98	3,227	3,325

Total sales	$1,518	$17,153	$18,671

Loss from operations	$(670)	$(353)	$(1,023)
Assets	$13,352	$31,029	$44,381
Capital expenditures	$11	$29	$40
Depreciation and amortization	$44	$94	$138

Three Months Ended June 30, 2008
Sales:
Product	$1,193	$13,537	$14,730
Service	102	4,323	4,425

Total sales	$1,295	$17,860	$19,155

Profit (loss) from operations	$(615)	$462	$(153)
Assets	$16,621	$31,184	$47,805
Capital expenditures	$17	$109	$126
Depreciation and amortization	$55	$89	$144

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Nine Months Ended June 30, 2009
Sales:
Product	$3,968	$48,502	$52,470
Service	1,835	10,932	12,767

Total sales	$5,803	$59,434	$65,237

Profit (loss) from operations	$(639)	$383	$(256)
Assets	$13,352	$31,029	$44,381
Capital expenditures	$46	$198	$244
Depreciation and amortization	$143	$298	$441

Nine Months Ended June 30, 2008
Sales:
Product	$3,248	$43,006	$46,254
Service	231	12,224	12,455

Total sales	$3,479	$55,230	$58,709

Profit (loss) from operations	$(2,826)	$2,244	$(582)
Assets	$16,621	$31,184	$47,805
Capital expenditures	$101	$295	$396
Depreciation and amortization	$168	$260	$428

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consist principally of investment income and interest expense. In calculating profit (loss) from operations for individual operating segments, sales and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative sales levels. All intercompany transactions have been eliminated.

The assets include deferred income tax assets and other financial instruments owned by the Company.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2009 and 2008.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Atos Origin GmbH	$1.1	6%	$2.5	13%	$4.0	6%	$7.0	12%
Comwork GmbH	$1.9	10%	$—	—%	$4.3	7%	$—	—%

10.	Fair Value Measures

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of June 30, 2009.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2009 Fair Value Measurements Using					September 30, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)	Total Balance
	(Amounts in thousands)
Assets:
Money Market funds	$4,044	$—	$—	$4,044	$—	$1,327
U.S. Gov’t Security Money Market funds	100	—	—	100	—	—
Auction rate securities	—	—	—	—	—	5,000

Total assets measured at fair value	$4,144	$—	$—	$4,144	$—	$6,327

The assets are included in cash and cash equivalents and short term investments in the accompanying consolidated balance sheets.

The Company had no liabilities measured at fair value as of June 30, 2009. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2009.

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

As of December 31, 2008, March 31, 2009 and June 30, 2009, the book value of the Company, was more than the aggregate market value of the Company (aggregate market value is calculated by multiplying the aggregate number of shares of common stock outstanding by the closing price of the Company’s common stock as quoted on the Nasdaq Global Market.) The Company considers the fact that its aggregate market value was less than its book value for two or more consecutive quarters to be a negative economic trend. A valuation of the reporting unit to which the Company’s goodwill is assigned, was completed as of March 31, 2009, to determine if goodwill was impaired. The estimated fair value of the reporting unit with goodwill was based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies. The Company updated the valuation as of June 30, 2009 using current valuation multiples, and its updated forecast of future results and cash flows.

In accordance with SFAS No. 142, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test, which is to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, is unnecessary. The conclusion of the valuation of the reporting unit was that the fair value of the reporting unit exceeded its carrying value. Therefore, the Company determined that goodwill was not impaired as of June 30, 2009. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value exceeds the estimated fair value of the enterprise or of an individual segment.

12.	Loss Contingency

Pricing Dispute

Pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”), we record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the event results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in future periods.

The Company’s US Modcomp division (“Modcomp US”), which is part of the Service and System Integration segment, is currently working to resolve a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp US was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp US and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available.

The Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer before we will be able to agree on a final adjustment with respect to these remaining transactions.

We have accrued approximately $337 thousand in additional cost of sales; and reduced commissions and income tax expense by approximately $98 thousand and $103 thousand respectively, for a net impact of approximately $137 thousand of additional net loss, for the nine months ended June 30, 2009, in connection with the Dispute. These amounts represent our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review. Our estimate is based on the assumption that all of the transactions still under review will be resolved in substantially the same manner that the settled transactions have been, because management believes that the facts and circumstances of the transactions still under review are the same as for the transactions that have been settled. However, the Hardware Manufacturer has advised us that it will need more time to review the remaining affected transactions, and accordingly has not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there exists a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute.

The Company has assessed that an additional contingent loss related to the Hardware Manufacturer is reasonably possible. Therefore, pursuant to SFAS 5, an accrual has not been recorded for the loss contingency. For loss contingencies that are assessed at the reasonably possible level, SFAS 5 requires that the loss contingency be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, we estimate the range of the loss contingency associated with the Dispute is between $0 and $389 thousand.

Accounts Receivable

On August 5, 2009, we became aware that a significant customer of Modcomp US ceased operations and terminated all but “essential” employees. This event has given rise to a loss contingency. Management has assessed the likelihood of this loss contingency as reasonably possible but has not concluded that it is probable. Accordingly, we have not accrued this loss contingency. Our estimate of the range of potential loss associated with this contingency is $0 - $40 thousand. Sales to this customers were approximately $4.2 million and $646 thousand for the nine months and quarter ended June 30, 2009, respectively.

13.	Restatement of Financial Statements as of and for the periods ended March 31, 2009 and December 31, 2008

The Company has restated its financial statements as of and for the periods ended March 31, 2009 and December 31, 2008 to reflect adjustments to cost of goods sold, operating expenses and income tax expense, in connection with transactions which occurred during those periods, related to the Dispute described above in note 12. The adjustments reflect amounts settled with the Hardware Manufacturer, and payable by the Company as of June 30, 2009, as well as the Company’s estimate of amounts that will become payable once the remaining transactions are resolved. These amounts are reflected as increases to cost of goods sold in the restated financial statements because they represent additional cost due to the Hardware Manufacturer because of the misapplied discounts referred to in note 12 above. In addition, the adjustments reflect reductions to sales & marketing expense for commissions recoverable by the Company in connection with the transactions and reductions to income tax expense. The effect of the restatements referred to above on net income and fully diluted earnings per share (“EPS”) are summarized below:

	Three months ended		Six months ended
	December 31, 2008	March 31, 2009	March 31, 2009
	(Amounts in thousands except for per share data)
Net Income as reported	$380	$279	$659
Adjustment	(22)	(67)	(89)

Restated Net Income	$358	$212	$570

Fully diluted EPS as reported	$0.10	$0.08	$0.18
Adjustment	(0.01)	(0.02)	(0.02)

Restated EPS	$0.09	$0.06	$0.16

The tables below show the impact to the balance sheets and statements of operations for the restated periods.

March 31, 2009

Restated Consolidated Statements of Operations

	Three months ended March 31, 2009			Six months ended March 31, 2009
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
	(Unaudited)			(Unaudited)
Sales:
Product	$18,711	—	$18,711	$37,123	—	$37,123
Services	3,795	—	3,795	9,443	—	9,443

Total sales	22,506	—	22,506	46,566	—	46,566

Cost of sales:
Product	15,547	162	15,709	31,566	214	31,780
Services	2,824	—	2,824	6,069	—	6,069

Total cost of sales	18,371	162	18,533	37,635	214	37,849

Gross profit	4,135	(162)	3,973	8,931	(214)	8,717

Operating expenses:
Engineering and development	479	—	479	1,018	—	1,018
Selling, general and administrative	3,240	(47)	3,193	6,995	(62)	6,933

Total operating expenses	3,719	(47)	3,672	8,013	(62)	7,951

Operating income	416	(115)	301	918	(152)	766

Other income (expense):
Foreign exchange gain (loss)	(29)	—	(29)	6	—	6
Other income, net	4	—	4	104	—	104

Total other income (expense), net	(25)	—	(25)	110	—	110

Income before income taxes	391	(115)	276	1,028	(152)	876
Income tax expense	112	(48)	64	369	(63)	306

Net income	$279	$(67)	$212	$659	(89)	$570

Net income per share – basic	$0.08	$(0.02)	$0.06	$0.18	$(0.02)	$0.16

Weighted average shares outstanding – basic	3,611	—	3,611	3,685	—	3,685

Net income per share – diluted	$0.08	$(0.02)	$0.06	$0.18	$(0.02)	$0.16

Weighted average shares outstanding – diluted	3,616	—	3,616	3,692	—	3,692

March 31, 2009 (Cont.)

Restated Consolidated Balance Sheet

	As of March 31, 2009
	As reported	Restatement Adjustment	Restated
	(Unaudited)
	(Amounts in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$14,332	—	$14,332
Accounts receivable, net of allowances of $477	14,521	—	14,521
Inventories	5,367	—	5,367
Refundable income taxes	876	—	876
Deferred income taxes	152	—	152
Other current assets	1,919	62	1,981

Total current assets	37,167	62	37,229

Property, equipment and improvements, net	926	—	926

Other assets:
Goodwill	3,941	—	3,941
Intangibles, net	857	—	857
Deferred income taxes	252	—	252
Cash surrender value of life insurance	2,384	—	2,384
Other assets	296	—	296

Total other assets	7,730	—	7,730

Total assets	$45,823	$62	$45,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,588	$214	$9,802
Deferred revenue	3,495	—	3,495
Pension and retirement plans	371	—	371
Deferred income taxes	142	—	142
Income taxes payable	1,224	(63)	1,161

Total current liabilities	14,820	151	14,971
Pension and retirement plans	6,879	—	6,879
Deferred income taxes	594	—	594
Capital lease obligation	70	—	70
Other long-term liabilities	291	—	291

Total liabilities	22,654	151	22,805

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding, 3,520 shares	35	—	35
Additional paid-in capital	11,153	—	11,153
Retained earnings	16,044	(89)	15,955
Accumulated other comprehensive loss	(4,063)	—	(4,063)

Total shareholders’ equity	23,169	(89)	23,080

Total liabilities and shareholders’ equity	$45,823	$62	$45,885

December 31, 2008

Restated Consolidated Statements of Operations

	For the three months ended December 31, 2008
	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
	(Unaudited)
Sales:
Product	$18,412	—	$18,412
Services	5,648	—	5,648

Total sales	24,060	—	24,060

Cost of sales:
Product	16,019	52	16,071
Services	3,245	—	3,245

Total cost of sales	19,264	52	19,316

Gross profit	4,796	(52)	4,744

Operating expenses:
Engineering and development	539	—	539
Selling, general and administrative	3,755	(15)	3,740

Total operating expenses	4,294	(15)	4,279

Operating income	502	(37)	465

Other income:
Foreign exchange gain	35	—	35
Other income, net	100	—	100

Total other income, net	135	—	135

Income before income taxes	637	(37)	600
Income tax expense	257	(15)	242

Net income	$380	$(22)	$358

Net income per share – basic	$0.10	$(0.01)	$0.09

Weighted average shares outstanding – basic	3,758	—	3,758

Net income per share – diluted	$0.10	$(0.01)	$0.09

Weighted average shares outstanding – diluted	3,766	—	3,766

December 31, 2008 (Cont.)

Restated Consolidated Balance Sheet

	As of December 31, 2008
	As reported	Restatement Adjustment	Restated
	(Amounts in thousands, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,658	—	$12,658
Short-term investments	1,500	—	1,500
Accounts receivable, net of allowances of $163	13,046	—	13,046
Inventories	7,463	—	7,463
Refundable income taxes	710	—	710
Deferred income taxes	155	—	155
Other current assets	1,029	15	1,044

Total current assets	36,561	15	36,576

Property, equipment and improvements, net	964	—	964

Other assets:
Goodwill	3,941	—	3,941
Intangibles, net	885	—	885
Deferred income taxes	263	—	263
Cash surrender value of life insurance	2,328	—	2,328
Other assets	296	—	296

Total other assets	7,713	—	7,713

Total assets	$45,238	$15	$45,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,662	$52	$9,714
Deferred revenue	2,259	—	2,259
Pension and retirement plans	375	—	375
Deferred income taxes	164	—	164
Income taxes payable	1,221	(15)	1,206

Total current liabilities	13,681	37	13,718
Pension and retirement plans	6,994	—	6,994
Deferred income taxes	587	—	587
Capital lease obligation	70	—	70
Other long-term liabilities	291	—	291

Total liabilities	21,623	37	21,660

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding, 3,725 shares	37	—	37
Additional paid-in capital	11,752	—	11,752
Retained earnings	15,765	(22)	15,743
Accumulated other comprehensive loss	(3,939)	—	(3,939)

Total shareholders’ equity	23,615	(22)	23,593

Total liabilities and shareholders’ equity	$45,238	$15	$45,253

14.	Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. Pursuant to the aforementioned authorization and previous authorizations by its board of directors, the Company repurchased approximately 304 thousand shares of its outstanding common stock during the nine months ended June 30, 2009. As of June 30, 2009, approximately 240 thousand shares remain authorized to repurchase under its stock repurchase program.

15.	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), SFAS No. 107-1 and Accounting Principles Board (“APB”), No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe this pronouncement will have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company does not believe this pronouncement will have a material impact on the Company’s consolidated results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted SFAS No. 165 upon issuance. This standard had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

16.	Subsequent Events

The Company evaluated subsequent events through August 14, 2009, when the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview of the nine months ended June 30, 2009 Results of Operations

CSP Inc. operates in two segments:

•

Systems – the Systems segment consists of our MultiComputer division which designs, develops and manufactures signal processing computer platforms which are used primarily in military applications and the process control and data acquisition hardware business of our Modcomp subsidiary.

•

Service and System Integration – the Service and System Integration Segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Total revenue for the nine months ended June 30, 2009 was $65.2 million versus $58.7 million for the nine months ended June 30, 2008, an increase of approximately 6.5 million, or 11%.

•

Operating loss for the nine months ended June 30, 2009 was $256 thousand versus an operating loss of $582 thousand for the nine months ended June 30, 2008, a decrease in operating loss of approximately $326 thousand, or 56%, over the year-ago first nine months.

•

Net loss for the nine months ended June 30, 2009 was approximately $182 thousand versus a net loss of $78 thousand for the nine months ended June 30, 2008, an increase in net loss of approximately $104 thousand, or 133%, over the year-ago first nine months.

•

Net cash provided by operating activities was approximately $1.9 million for the nine months ended June 30, 2009 compared to net cash provided by operating activities for the nine months ended June 30, 2008 of $396 thousand.

•	The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2009 and 2008:

	June 30, 2009	% of sales	June 30, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$65,237	100%	$58,709	100%
Costs and expenses:
Cost of sales	53,684	82%	47,766	81%
Engineering and development	1,542	2%	1,650	3%
Selling, general and administrative	10,267	16%	9,875	17%

Total costs and expenses	65,493	100%	59,291	101%

Operating loss	(256)	—%	(582)	(1)%
Other income	87	—%	464	1%

Loss before income taxes	(169)	—%	(118)	—%
Provision (benefit) for income taxes	13	—%	(40)	—%

Net loss	$(182)	—%	$(78)	—%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2009:
Product	$3,968	$48,502	$52,470	80%
Services	1,835	10,932	12,767	20%

Total	$5,803	$59,434	$65,237	100%

% of Total	9%	91%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the nine months ended June 30, 2008:
Product	$3,248	$43,006	$46,254	79%
Services	231	12,224	12,455	21%

Total	$3,479	$55,230	$58,709	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% increase
$ Increase (Decrease)
Product	$720	$5,496	$6,216	13%
Services	1,604	(1,292)	312	3%

Total	$2,324	$4,204	$6,528	11%

% increase	67%	8%	11%

Total revenues for the first nine months of fiscal year 2009 increased by approximately $6.5 million, or 11%, compared to the first nine months of fiscal year 2008. Approximately $2.3 million of this increase was in the Systems segment and approximately $4.2 million of the increase was from the Service and System Integration segment.

A significant factor impacting the fluctuation in total revenues, year over year, was the currency exchange rate fluctuation of the strengthening US Dollar versus both the Pound Sterling in Great Britain (“GBP”) and the Euro in Germany for the nine month period ended June 30, 2009 versus the year-ago nine month period. This currency exchange fluctuation negatively impacted the current year nine-month period revenues when comparing to the prior fiscal year nine month period, by approximately $3.1 million. Hence, if the exchange rates between the GBP, the Euro and the US Dollar had stayed the same as the prior year nine month period, the increase in revenue would have been approximately $9.6 million.

Product revenues for the first nine months of fiscal year 2009 increased by approximately $6.2 million, or 13% compared to the first nine months of fiscal 2008. Service and System Integration segment product revenue increased by approximately $5.5 million, while Systems segment product revenue increased by approximately $720 thousand.

The increase in Service and System Integration segment product sales for the first nine months of fiscal 2009 was due to a $9.9 million increase in shipments of third-party products from the U.S. division of the segment, due mainly to in increase in sales to the US division’s four largest customers, which accounted for approximately $8.7 million of the increase plus product sales of approximately $3.0 million from the acquisition of R2 Technologies (“R2”), offset by a net decrease in sales to all other customers of approximately $1.7 million. R2 was acquired in September of 2008, hence the nine months ended June 30, 2008, included no sales from R2. Offsetting the increase from the US division, product sales of the segment’s German division decreased by approximately $4.5 million, due to a decrease in sales volume which accounted for approximately $2.8 million, and an unfavorable exchange rate fluctuation of the Euro versus the US Dollar which accounted for approximately $1.7 million of the decrease. The decrease in product sales volume from the German division of $2.8 million was due to the economic and technology sector slowdown which resulted in lower sales volume from several of the division’s largest customers; including a cable and internet service provider and a large German systems integrator. In the UK division, product sales increased by approximately $150 thousand due to a product order for a customer acquired from the R2 acquisition.

Systems segment product revenue for the first nine months of fiscal year 2009 compared to the same period in fiscal year 2008 increased by approximately $720 thousand. This increase was due primarily to increased product sales to Lockheed Martin which increased by approximately $1.7 million, increased sales to BAE Systems Inc of approximately $761 thousand offset by decreased product sales to Kyokuto Boeki Kaisha (“KBK”) of approximately $1.5 million and General Dynamics of approximately $173 thousand.

Service revenues for the first nine months of fiscal year 2009 increased by approximately $312 thousand, or 3% compared to the first nine months of fiscal 2008. Service revenues in the Systems segment increased by approximately $1.6 million due to royalty revenues from Lockheed Martin.

Service revenues in the Service and System Integration segment for the first nine months of fiscal year 2009 decreased by approximately $1.3 million compared to the first nine months of fiscal 2008. This decrease was driven by lower service revenues from the segment’s German and UK divisions which decreased by approximately $1.2 million and approximately $600 thousand, respectively; which amounted to an aggregate decrease from the European subsidiaries of approximately $1.8 million. This decrease from the European subsidiaries was driven, in large part, by the unfavorable exchange rate fluctuations of the Euro and GBP versus the US Dollar which accounted for approximately $1.4 million of the decrease. In constant US Dollars, that is, if those exchange rates had remained the same year over year, there was a decrease in service revenues from the European subsidiaries of approximately $400 thousand. This decrease in service revenue volume from the German and UK divisions was due to the economic and technology sector slowdown which resulted in lower sales volume from several of the segment’s largest customers in Germany; including a cable and internet service provider and a large German systems integrator. In the US division of the Service and System Integration segment, service revenue increased by approximately $562 thousand, which resulted primarily from R2 which the Company acquired on September 25, 2008. R2 generated $845 thousand in service revenues for the nine months ended June 30, 2009. Offsetting this increase, services revenues decreased in the legacy business of the US division of the segment by approximately $285 thousand due primarily to a lower volume of maintenance contracts during the nine months ended June 30, 2009 versus the nine months ended June 30, 2008.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	June 30, 2009%		June 30, 2008%		$ Increase/ (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$42,416	65%	$27,246	46%	$15,170	56%
Europe	22,209	34%	28,210	48%	(6,001)	(21)%
Asia Pacific	612	1%	3,253	6%	(2,641)	(81)%

Totals	$65,237	100%	$58,709	100%	$6,528	11%

The increase in Americas revenue for the first nine months of 2009 versus the corresponding prior year nine months was primarily the result of the increase in Systems segment sales to US customers which increased by approximately $3.9 million plus the increase in revenues of the US division of the Service and System Integration segment to North American customers, which increased by approximately $11.3 million. The decrease shown above in sales to Europe was primarily the result of lower sales from the German and UK divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $5.8 million and $435 thousand, respectively. The impact of the strengthening US Dollar versus the Euro and GBP accounted for approximately $2.6 million from the German division and $562 thousand from the UK division, respectively, of the total decreases in sales to Europe from these divisions, referred to previously. Offsetting the decreases in sales to Europe from the European divisions, sales to Europe from the US division of the Service and Systems Integration segment increased by approximately $250 thousand. The decreased Asia Pacific sales were primarily the result of the decrease in sales to KBK of approximately $1.6 million, as described above, from the Systems segment, and a decrease in sales to Asia Pacific from the US division of the Service and Systems Integration segment of approximately $1.1 million.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2009:
Product	$2,295	$42,507	$44,802	83%
Services	109	8,773	8,882	17%

Total	$2,404	$51,280	$53,684	100%

% of Total	4%	96%	100%
% of Sales	41%	86%	82%
Gross Margins:
Product	42%	12%	15%
Services	94%	20%	30%
Total	59%	14%	18%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2008:
Product	$1,956	$36,290	$38,246	80%
Services	91	9,429	9,520	20%

Total	$2,047	$45,719	$47,766	100%

% of Total	4%	96%	100%
% of Sales	59%	83%	81%
Gross Margins:
Product	40%	16%	17%
Services	61%	23%	24%
Total	41%	17%	19%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (decrease)
Product	$339	$6,217	$6,556	17%
Services	18	(656)	(638)	(7)%

Total	$357	$5,561	$5,918	12%

% Increase	17%	12%	12%
% of Sales	(18)%	3%	1%
Gross Margins:
Product	2%	(4)%	(2)%
Services	33%	(3)%	6%
Total	18%	(3)%	(1)%

Total cost of sales for the nine months ended June 30, 2009 increased by approximately $5.9 million compared to the nine months ended June 30, 2008, to $53.7 million from $47.8 million. The increase in cost of sales was the result of the increase in sales referred to above. The gross margin percentage for the nine months ended June 30, 2009 was 18% versus 19% gross margin for the nine months ended June 30, 2008.

The Systems segment gross margin increased by 18% from 41% for the nine months ended June 30, 2008 to 59% for the nine months ended June 30, 2009, and was due primarily to approximately $1.6 million in royalty income realized in the first nine months of fiscal 2009. No royalty income was realized in the nine months ended June 30, 2008. These royalty sales to Lockheed Martin carry no cost of sales.

Gross profit margins for the Service and System Integration segment decreased by 3% from 17% for the prior year nine months to 14% for the current year nine months ended June 30, 2009. This decrease was due primarily to approximately $11.0 million in low margin orders, that the Company defines as orders with lower than 8% gross margin, that were shipped in the 1st nine months of fiscal 2009. The low margin orders shipped during the nine months ended June 30, 2009 included sales of approximately $4.3 million with zero gross margin, because of a pricing dispute that was settled with one of the segment’s largest vendors. The combination of the 18% increase in gross margin in the Systems segment, offset by the 3% decrease in gross margin in the Service and System Integration segment, resulted in the aggregate gross margin decrease of 1% for the first nine months of fiscal 2009.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2009 and 2008:

	For the Nine months ended
	June 30, 2009	% of Total	June 30, 2008	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,542	100%	$1,650	100%	$(108)	(7)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$1,542	100%	$1,650	100%	$(108)	(7)%

Engineering and development expenses for the first nine months of fiscal 2009 decreased by approximately $108 thousand, or 7%, compared to the first nine months of fiscal 2008. The decrease relates primarily to decreases in outside consultant expense and salaries expense in connection with the reduced development activities for the next generation 3000 SERIES product of the MultiComputer division in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the nine months ended June 30, 2009 and 2008:

	For the Nine Months Ended
	June 30, 2009	% of Total	June 30, 2008	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,496	24%	$2,608	26%	$(112)	(4)%
Service and System Integration	7,771	76%	7,267	74%	504	7%

Total	$10,267	100%	$9,875	100%	$392	4%

Total selling, general and administrative expenses in the first nine months of fiscal 2009 increased by approximately $392 thousand, or 4%, compared to the corresponding nine months of fiscal 2008. The $112 thousand decrease in the Systems segment SG&A expenses was the result of lower consulting & outside services expenses of $56 thousand, lower pension costs of $72 thousand, lower audit/tax fees $65 thousand, offset by higher incentive compensation expenses of $76 thousand, due to the higher sales volume.

The $504 thousand increase in the Service and System Integration segment SG&A expenses was the result of an increase of approximately $1.3 million in the US division which was the result of increased commissions’ expense of approximately $138 thousand. In addition, salaries & benefits costs increased by approximately $890 thousand, amortization of goodwill and intangibles by approximately $84 thousand and facilities costs by approximately $126 thousand in connection with the R2 acquisition. In Germany, SG&A expenses decreased on a constant dollar basis by approximately $167 thousand due to lower commissions, bonus and general salaries and wages expenses. In the UK, SG&A expenses decreased by approximately $100 thousand in constant dollars versus the prior year, due to lower salaries from lower headcount and reduced rent expense, from reducing the facility square footage. Foreign exchange rate fluctuation accounted for approximately $488 thousand of reduction in SG&A expenses.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2009 and 2008:

	For the Nine Months Ended
	June 30, 2009	June 30, 2008	$ Decrease
	(Amounts in thousands)
Interest expense	$(89)	$(68)	$(21)
Interest income	204	519	(315)
Foreign exchange gain	6	28	(22)
Other expense, net	(34)	(15)	(19)

Total other income, net	$87	$464	$(377)

Total other income, net, decreased by approximately $377 thousand for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. This decrease is primarily due to a decrease in interest income that was primarily earned on money market funds in fiscal 2009 as opposed to our auction rate security (“ARS”) portfolio in fiscal 2008. We divested our holdings in ARSs since the year-ago period because of the preponderance of failed auctions in the ARS market. The ARSs earned higher rates of interest than do the money market funds. In addition, the balances of interest bearing assets in general were lower in the current fiscal year nine month period versus the prior year.

Overview of the quarter ended June 30, 2009 Results of Operations

Highlights include:

•	Revenue decreased by approximately $484 thousand, or 3%, to $18.7 million for the quarter ended June 30, 2009 versus $19.2 million for the quarter ended June 30, 2008.

•

Operating loss increased by approximately $870 thousand, or 569%, to approximately $1.0 million for the quarter ended June 30, 2009 versus approximately $153 thousand for the quarter ended June 30, 2008.

•	Net loss increased by $744 thousand, to $752 thousand for the quarter ended June 30, 2009 versus $8 thousand for the quarter ended June 30, 2008.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended June 30, 2009 and 2008:

	June 30, 2009	% of sales	June 30, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$18,671	100%	$19,155	100%
Costs and expenses:
Cost of sales	15,835	85%	15,724	82%
Engineering and development	524	3%	471	3%
Selling, general and administrative	3,335	18%	3,113	16%

Total costs and expenses	19,694	105%	19,308	101%

Operating loss	(1,023)	(5)%	(153)	(1)%
Other income (expense)	(23)	—%	123	1%

Loss before income taxes	(1,046)	(6)%	(30)	—%
Benefit for income taxes	(294)	(2)%	(22)	—%

Net loss	$(752)	(4)%	$(8)	—%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2009:
Product	$1,420	$13,926	$15,346	82%
Services	98	3,227	3,325	18%

Total	$1,518	$17,153	$18,671	100%

% of Total	8%	92%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended June 30, 2008:
Product	$1,193	$13,537	$14,730	77%
Services	102	4,323	4,425	23%

Total	$1,295	$17,860	$19,155	100%

% of Total	7%	93%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$227	$389	$616	4%
Services	(4)	(1,096)	(1,100)	(25)%

Total	$223	$(707)	$(484)	(3)%

% increase (decrease)	17%	(4)%	(3)%

As shown above, total revenues decreased by approximately $484 thousand, or 3%, for the quarter ended June 30, 2009 compared to the same period of fiscal year 2008. Revenue in the Systems segment increased in the current year quarter versus the prior year quarter by approximately $223 thousand, while revenues in the Service and System Integration segment decreased by approximately $707 thousand, resulting in the overall decrease of $484 thousand.

Product revenues increased by approximately $616 thousand, or 4% for the quarter ended June 30, 2009 compared to the comparable period of fiscal 2008. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $227 thousand over the prior year quarter, and an increase in product revenues in the Service and System Integration segment of approximately $389 thousand versus the prior year quarter.

The increase in the Systems segment product revenues of approximately $227 thousand for the quarter ended June 30, 2009 versus the comparable period in fiscal 2008 was primarily the result of higher product sales to Lockheed Martin of approximately $844 thousand, and higher product sales to BAE of approximately $97 thousand, offset by lower sales to KBK of approximately $674 thousand.

The increase in the Service and System Integration segment product sales of $389 thousand was primarily due to product sales in the US division of the segment, which increased by approximately $1.2 million, offset by a decrease of approximately $788 thousand in the segment’s German division. The increase in the US was primarily from R2 which had product sales of approximately $1.1 million in the quarter ended June 30, 2009. The decrease in Germany was from lower sales volume which accounted for approximately $185 thousand of the decrease, and an unfavorable exchange rate fluctuation of the Euro versus the US Dollar which accounted for approximately $603 thousand of the decrease. The decrease in product sales volume from the German division of $185 thousand was due to the overall economic and technology sector slowdown which resulted in lower sales volume from several of the divisions largest customers; including a cable and internet service provider and a large German systems integrator.

As shown in the table above, service revenues decreased by approximately $1.1 million, or 25% for the quarter ended June 30, 2009 compared to the comparable quarter of fiscal 2008. This decrease was substantially derived from the Service and System Integration segment as shown in the table above.

Service revenues in the Service and System Integration segment for the quarter ended June 30, 2009 decreased by approximately $1.1 million compared to the quarter ended June 30, 2008. This decrease was driven by lower service revenues from the segment’s German and UK divisions which decreased by approximately $870 thousand and approximately $300 thousand, respectively; which amounted to an aggregate decrease from the European subsidiaries of approximately $1.2 million. The decrease in service revenue from the German division of approximately $870 thousand resulted from lower sales volume of approximately $551 thousand and unfavorable foreign currency exchange fluctuation impact of approximately $319 thousand. The decrease in service revenue volume from the German division was due to the economic and technology sector slowdown which resulted in lower sales volume from several of the segment’s largest customers in Germany; including a cable and internet service provider and a large German systems integrator. In the UK, service revenues were down by approximately $300 thousand, of which approximately $178 thousand was lower volume, also attributable to the poor economic conditions, and approximately $122 thousand of the decrease was the result of foreign exchange fluctuation impact. Offsetting these decreases, service revenue in the US division of the Service and System Integration segment increased by approximately $100 thousand, attributable to the R2 acquisition.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	(Dollar amounts in thousands)
	June 30, 2009%		June 30, 2008%		$ Increase/ (Decrease)	% Increase (Decrease)
Americas	$11,261	60%	$8,026	42%	$3,235	40%
Europe	6,928	37%	8,867	46%	(1,939)	(22)%
Asia	482	3%	2,262	12%	(1,780)	(79)%

Totals	$18,671	100%	$19,155	100%	$(484)	(3)%

The increase in Americas revenue for the quarter ended June 30, 2009 versus the quarter ended June 30, 2008 was primarily the result of the increase in Systems segment sales to US customers (primarily Lockheed Martin and BAE) which totaled approximately $968 thousand plus the increase in revenues of the US division of the Service and System Integration segment to customers in the Americas of approximately $2.3 million. The decrease shown above in sales in Europe was primarily the result of lower sales from the German and UK divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $1.6 million and $300 thousand, respectively. The impact of the strengthening US Dollar versus the Euro and GBP accounted for decreases in European sales of approximately $900 thousand from the German division and $118 thousand from the UK division, respectively. The decreased Asia sales were primarily the result of the decrease in sales to KBK from the Systems segment of approximately $674 thousand described above, and a decrease in sales to Asia from the US division of the Service and System Integration segment of approximately $1.1 million.

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended June 30, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2009:
Product	$808	$12,214	$13,022	82%
Services	35	2,778	2,813	18%

Total	$843	$14,992	$15,835	100%

% of Total	5%	95%	100%
% of Sales	56%	87%	85%
Gross Margins:
Product	43%	12%	15%
Services	64%	14%	15%
Total	44%	13%	15%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2008:
Product	$629	$11,710	$12,339	78%
Services	20	3,365	3,385	22%

Total	$649	$15,075	$15,724	100%

% of Total	4%	96%	100%
% of Sales	50%	84%	82%
Gross Margins:
Product	47%	13%	16%
Services	80%	22%	24%
Total	50%	16%	18%

Increase (Decrease)
Product	$179	$504	$683	6%
Services	15	(587)	(572)	(17)%

Total	$194	$(83)	$111	1%

% Increase	30%	(1)%	1%
% of Sales	6%	3%	3%
Gross Margins:
Product	(4)%	(1)%	(1)%
Services	(16)%	(8)%	(9)%
Total	(6)%	(3)%	(3)%

Total cost of sales increased by approximately $111 thousand for the quarter ended June 30, 2009, versus the quarter ended June 30, 2008, to $15.8 million up from $15.7 million in the prior year quarter. The increase in cost of sales was despite a decrease in sales volume and revenues referred to in the revenue section above. This trend of an increase in cost of sales with a decrease in revenues reflects an overall decrease in the gross profit percentage of 3% to 15% for the current year quarter versus 18% in the prior year quarter. This decrease in the overall gross margin percentage was due primarily to the lower gross margin in the Service and System Integration segment; the gross margin for which decreased by 3% for the three months ended June 30, 2009 versus the prior year corresponding three month period. This decrease was due primarily to a substantial decrease in the overall gross margins in the German division of the segment, where the gross margin percentage decreased by 7% from 13% to 6%. This decrease was due to the economic slowdown, which has put downward pressure on prices, and in particular, the German division sold approximately $1.9 million in low margin orders, which the company defines as orders with lower than 8% gross margin. These low margin orders had an aggregate gross profit margin of 3.3%, which accounts for 1.3% of the 7% reduction in gross profit margin.

In the Systems segment, the gross margin percentage was 44% for the quarter ended June 30, 2009 versus 50% for the quarter ended June 30, 2008. This decrease in gross margin resulted from product mix, whereby in the quarter ended June 30, 2009, a significant portion of the sales were 3rd party components versus manufactured products that were sold in the prior year. Gross margins are much higher on manufactured products versus 3rd party components.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009	% of Total	June 30, 2008	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$524	100%	$471	100%	$53	11%
Service and System Integration	—	—%	—	—%	—	—%

Total	$524	100%	$471	100%	$53	11%

Engineering and development expenses increased by approximately $53 thousand, or 11%, for the quarter ended June 30, 2009 compared to the same period of fiscal 2008. The increase reflects higher expenditures to outside consultants in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009	% of Total	June 30, 2008	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$821	25%	$790	25%	$31	4%
Service and System Integration	2,514	75%	2,323	75%	191	8%

Total	$3,335	100%	$3,113	100%	$222	7%

Total selling, general and administrative (“SG&A”) expenses increased by $222 thousand, or 7%, for the quarter ended June 30, 2009 compared to the corresponding quarter of fiscal 2008. Substantially all of this increase was from the Service and System Integration segment. The Service and System Integration segment SG&A expense increased in the U.S. division for the quarter ended June 30, 2009 versus the prior year quarter by approximately $357 thousand, due primarily to the SG&A expenses incurred by R2, which the company acquired in September of 2008. This increase was offset by decreased SG&A expenses in the German and UK divisions, which were lower in the quarter ended June 30, 2009 compared to the prior year quarter by approximately $165 thousand. This decrease was due substantially to foreign exchange impact.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009	June 30, 2008	$ decrease
	(Amounts in thousands)
Interest expense	$(27)	$(22)	$(5)
Interest income	28	134	(106)
Foreign exchange gain	—	5	(5)
Other income (expense), net	(24)	6	(30)

Total other income (expense), net	$(23)	$123	$(146)

Total other income (expense), net, changed from other income, net of $123 thousand to other net expense of $23 thousand, resulting in an unfavorable change of approximately $146 thousand for the third quarter of fiscal 2009 compared to the same quarter of fiscal 2008. This decrease is primarily due to a decrease in interest income of $106 thousand. Interest income in the fiscal 2009 quarter was earned on money market funds as opposed to our auction rate security (“ARS”) portfolio in fiscal 2008. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs over the period since the year-ago quarter because of the preponderance of failed auctions in the ARS market. In addition, the balances of interest bearing assets in general were lower in the current fiscal year three month period versus the prior year.

Income Taxes

Income Tax Provision

The Company recorded an income tax benefit of $294 thousand for the quarter ended June 30, 2009 reflecting an effective income tax rate of 28% compared to an income tax benefit of $22 thousand for the quarter ended June 30, 2008, which reflected an effective tax rate of 73%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by approximately $1.1 million to $17.4 million as of June 30, 2009 compared to $18.5 million as of September 30, 2008. At June 30, 2009, the Company’s cash equivalents of $17.4 million are held in money market funds.

The Company generated approximately $1.9 million of cash from operations during the nine months ended June 30, 2009. A significant item that accounted for this source of cash was net cash provided from changes in operating assets and liabilities of approximately $1.5 million. Additionally, add-backs of non-cash expenses for depreciation and amortization of approximately $441 thousand, and stock-based compensation expense of $201 thousand, which offset the book net loss of approximately $182 thousand, were significant sources of cash from operating activities.

Approximately $4.6 million of cash was provided from investing activities for the nine months ended June 30, 2009, consisting primarily of $5.0 million from sales of our auction rate securities, offset by uses of cash from investing activities of approximately $244 thousand to purchase capital equipment and approximately $121 thousand to pay insurance premiums for officer and key employee life insurance policies.

We used approximately $2.3 million in financing activities during the nine months ended June 30, 2009 which consisted of $1.5 million to pay off our line of credit balance and approximately $936 thousand to buyback CSPI stock. Offsetting these uses of cash, we generated approximately $180 thousand in cash from proceeds for stock issued through the Employee Stock Purchase Plan.

For the nine months ended June 30, 2009, the effects of foreign exchange rate fluctuations on cash was a use of cash of approximately $390 thousand. This was due primarily to the significant reduction in the value of the British Pound and the Euro versus the US Dollar.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the nine month periods ended June 30, 2009 or 2008. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, the Company’s US Modcomp division (“Modcomp US”), which is part of the Service and System Integration segment, and one of its largest hardware manufacturers (the “Hardware Manufacturer”) began working to resolve a pricing dispute (the “Dispute”). The Dispute arose through the discovery that Modcomp US was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp US and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available.

As a result of the Dispute, the Company has restated its financial statements as of and for the periods ended March 31, 2009 and December 31, 2008 to reflect adjustments to cost of goods sold, operating expenses and income tax expense, in connection with transactions which occurred during those periods, as a result of the Dispute.

As a result of the restatement, management identified a material weakness in internal controls as of June 30, 2009 related to the Company’s policies and procedures within its purchasing cycle. Specifically, the Company’s policies and procedures did not provide for timely evaluation of and revision to management’s approach to assessing whether channel discounts were being applied appropriately. Effective in July 2009, management completed modifications to its internal control structure and procedures in order to remediate this weakness. Specifically, the Company implemented new procedures which require all proposed orders to be reviewed and approved by appropriate accounting personnel prior to a vendor purchase order being generated. In addition, new training points have been added to the Modcomp US sales representatives’ training and orientation processes, so that all sales representatives are made aware of the appropriate authorized distribution channels for each manufacturer whose products we resell.

Through these steps, the Company believes it has appropriately addressed the material weakness that affected its internal control over financial reporting as disclosed above. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than those discussed above.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the nine months ended June 30, 2009:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2008	9,805	$3.92	9,805
November 30, 2008	17,088	$3.17	17,088
December 31, 2008	45,023	$2.77	45,023
January 31, 2009	59,608	$3.07	59,608
February 28, 2009	139,781	$3.18	139,781
March 31, 2009	15,206	$2.75	15,206
April 30, 2009	18,300	$2.82	18,300
May 31, 2009	—	$—	—
June 30, 2009	—	$—	—

Total	304,811	$3.08	304,811	240,046

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 14 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 6.	Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 14, 2009	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 14, 2009	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002