Form 10-Q/A
period 2008-12-31
CSP INC /MA/
filed 2009-08-31
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 29, 2009, the registrant had 3,667,216 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on February 12, 2009 is being filed to restate our consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors related to a pricing dispute with a major vendor. We have added a disclosure in Note 2 to our Consolidated Financial Statements that explains the restatement and the impact to our Consolidated Financial Statements that were originally filed. This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 of the February 12, 2009 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our February 12, 2009 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after February 12, 2009.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31, 2008	September 30, 2008
	(Restated, Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,658	$13,494
Short-term investments	1,500	5,000
Accounts receivable, net of allowances of $163 and $163	13,046	11,470
Inventories	7,463	8,125
Refundable income taxes	710	1,774
Deferred income taxes	155	152
Other current assets	1,044	1,333

Total current assets	36,576	41,348

Property, equipment and improvements, net	964	1,003

Other assets:
Goodwill	3,941	3,941
Intangibles, net	885	913
Deferred income taxes	263	267
Cash surrender value of life insurance	2,328	2,251
Other assets	296	296

Total other assets	7,713	7,668

Total assets	$45,253	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,714	$11,237
Short-term note payable	—	1,501
Deferred revenue	2,259	3,645
Pension and retirement plans	375	397
Deferred income taxes	164	187
Income taxes payable	1,206	808

Total current liabilities	13,718	17,775
Pension and retirement plans	6,994	7,382
Deferred income taxes	587	553
Capital lease obligation	70	70
Other long-term liabilities	291	291

Total liabilities	21,660	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,725 and 3,758 shares, respectively	37	38
Additional paid-in capital	11,752	11,812
Retained earnings	15,743	15,385
Accumulated other comprehensive loss	(3,939)	(3,287)

Total shareholders’ equity	23,593	23,948

Total liabilities and shareholders’ equity	$45,253	$50,019

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2008 (Restated)	December 31, 2007
Sales:
Product	$18,412	$14,230
Services	5,648	3,709

Total sales	24,060	17,939

Cost of sales:
Product	16,071	11,763
Services	3,245	2,801

Total cost of sales	19,316	14,564

Gross profit	4,744	3,375

Operating expenses:
Engineering and development	539	642
Selling, general and administrative	3,740	3,262

Total operating expenses	4,279	3,904

Operating income (loss)	465	(529)

Other income:
Foreign exchange gain	35	1
Other income, net	100	130

Total other income, net	135	131

Income (loss) before income taxes	600	(398)
Income tax expense (benefit)	242	(139)

Net income (loss)	$358	$(259)

Net income (loss) per share – basic	$0.09	$(0.07)

Weighted average shares outstanding – basic	3,758	3,802

Net income (loss) per share – diluted	$0.09	$(0.07)

Weighted average shares outstanding – diluted	3,766	3,802

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2008

(Restated)

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive income (loss):
Net income	—	—	—	358	—	358	$358
Other comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	(652)	(652)	(652)

Total comprehensive loss	—	—	—	—	—	—	$(294)

Stock-based compensation	—	—	76	—	—	76
Issuance of shares under employee stock purchase plan	25	—	79	—	—	79
Restricted stock shares issued	13	—	—	—	—	—
Purchase of common stock	(71)	(1)	(215)	—	—	(216)

Balance as of December 31, 2008 (Restated)	3,725	$37	$11,752	$15,743	$(3,939)	$23,593

See accompanying notes to unaudited consolidated financial statements

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31, 2008 (Restated)	December 31, 2007
Cash flows from operating activities:
Net income (loss)	$358	$(259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	156	140
Gain on foreign currency transactions	(35)	(1)
Non-cash changes in accounts receivable	4	18
Stock-based compensation expense	76	64
Deferred income taxes	11	18
Increase in cash surrender value of life insurance	(16)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,450)	1,109
Decrease (increase) in inventories	614	236
Decrease (increase) in refundable income taxes	947	(27)
Decrease (increase) in other current assets	249	347
Decrease (increase) in other assets	104	51
Increase (decrease) in accounts payable and accrued expenses	(1,356)	(915)
Increase (decrease) in deferred revenue	(1,664)	(1,511)
Increase (decrease) in pension and retirement plans	36	65
Increase (decrease) in income taxes payable	473	(92)

Net cash used in operating activities	(1,493)	(757)

Cash flows from investing activities:
Purchases of investments	—	(5,325)
Sale of investments	3,500	7,570
Life insurance premiums paid	(61)	(72)
Purchases of property, equipment and improvements	(109)	(177)

Net cash provided by investing activities	3,330	1,996

Cash flows from financing activities:
Payments on short-term borrowing	(1,501)	—
Proceeds from issuance of shares under employee stock purchase plan	79	87
Purchase of common stock	(216)	(345)

Net cash used in financing activities	(1,638)	(258)

Effects of exchange rate on cash	(1,035)	(83)

Net increase (decrease) in cash and cash equivalents	(836)	898
Cash and cash equivalents, beginning of period	13,494	13,687

Cash and cash equivalents, end of period	$12,658	$14,585

Supplementary Cash flow information:
Cash paid for income taxes	$83	$64

Cash paid for interest	$96	$89

See accompanying notes to unaudited consolidated financial statements

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

The Company has restated its financial statements as of and for the period ended December 31, 2008 to reflect adjustments to cost of goods sold, operating expenses and income tax expense, in connection with transactions related to a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp US was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp US and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available. The adjustments reflect amounts payable by the Company as of December 31, 2008 to the Hardware Manufacturer for transactions which have been resolved, as well as the Company’s estimate of amounts that will become payable to the Hardware Manufacturer once the remaining transactions are resolved. These amounts are reflected as increases to cost of goods sold in the restated financial statements because they represent additional cost due to the Hardware Manufacturer because of the misapplied discounts. In addition, the adjustments reflect reductions to sales & marketing expense for commissions recoverable by the Company in connection with the transactions and reductions to income tax expense. The balance sheet and statement of cash flows as of and for the three months ended December 31, 2008 have also been restated to reflect these adjustments. The effect of the restatements referred to above on net income and fully diluted earnings per share (“EPS”) are summarized below:

(Amounts in thousands except per share data)	Three months December 31, 2008
Net Income as reported	$380
Adjustment	(22)

Restated Net Income	$358

Fully diluted EPS as reported	$0.10
Adjustment	(0.01)

Restated EPS	$0.09

The tables below show the impact to the statement of operations and balance sheet for the restated periods.

Restated Consolidated Statements of Operations

	For the three months ended December 31, 2008
	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
	(Unaudited)
Sales:
Product	$18,412	—	$18,412
Services	5,648	—	5,648

Total sales	24,060	—	24,060

Cost of sales:
Product	16,019	52	16,071
Services	3,245	—	3,245

Total cost of sales	19,264	52	19,316

Gross profit	4,796	(52)	4,744
Operating expenses:
Engineering and development	539	—	539
Selling, general and administrative	3,755	(15)	3,740

Total operating expenses	4,294	(15)	4,279

Operating income	502	(37)	465

Other income:
Foreign exchange gain	35	—	35
Other income, net	100	—	100

Total other income, net	135	—	135

Income before income taxes	637	(37)	600
Income tax expense	257	(15)	242

Net income	$380	$(22)	$358

Net income per share – basic	$0.10	$(0.01)	$0.09

Weighted average shares outstanding – basic	3,758	—	3,758

Net income per share – diluted	$0.10	$(0.01)	$0.09

Weighted average shares outstanding – diluted	3,766	—	3,766

Restated Consolidated Balance Sheet

	As of December 31, 2008
	As reported	Restatement Adjustment	Restated
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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended
	December 31, 2008 (Restated)	December 31, 2007
	(Amounts in thousands, except per share data)
Net income (loss)	$358	$(259)

Weighted average number of shares outstanding – basic	3,758	3,802
Incremental shares from the assumed exercise of stock options	8	—

Weighted average number of shares outstanding – diluted	3,766	3,802

Net income (loss) per share – basic	$0.09	$(0.07)

Net income (loss) per share – diluted	$0.09	$(0.07)

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

5.	Investments

At December 31, 2008 and September 30, 2008, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
December 31, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$400	$—	$400
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100

Total	$1,500	$—	$1,500

September 30, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$450	$—	$450
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100
Panhandle Plains Higher Education Authority, Inc. Bonds	2,050	—	2,050
Nelnet Student Loan Funding, LLC Asset-Backed Notes	1,400	—	1,400

	$5,000	$—	$5,000

	Short-term	Long-term	Total
December 31, 2008
Available-for-sale	$1,500	$—	$1,500

	$1,500	$—	$1,500

September 30, 2008
Available-for-sale	$5,000	$—	$5,000

	$5,000	$—	$5,000

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

6.	Inventories

Inventories consist of the following:

	December 31, 2008	September 30, 2008
	(Amounts in thousands)
Raw materials	$1,427	$1,531
Work-in-process	517	202
Finished goods	5,519	6,392

Total	$7,463	$8,125

7.	Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss are as follows:

	December 31, 2008	September 30, 2008
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,201)	$(1,549)
Additional minimum pension liability	(1,738)	(1,738)

Accumulated Other Comprehensive Loss	$(3,939)	$(3,287)

8.	Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2008			2007
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$13	$2	$15	$20	$2	$22
Interest cost	173	37	210	185	35	220
Expected return on plan assets	(114)	—	(114)	(127)	—	(127)
Amortization of:
Prior service gains	—	—	—	(2)	—	(2)
Amortization of net loss	(2)	(8)	(10)	8	5	13

Net periodic benefit cost	$70	$31	$101	$84	$42	$126

Post Retirement:
Service cost	$—	$3	$3	$—	$16	$16
Interest cost	—	17	17	—	13	13
Amortization of net loss	—	(5)	(5)	—	—	—

Net periodic benefit cost	$—	$15	$15	$—	$29	$29

9.	Line of Credit

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

10.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended December 31, 2008 (Restated)
Sales:
Product	$259	$18,153	$18,412
Service	1,460	4,188	5,648

Total sales	$1,719	$22,341	$24,060
Profit (loss) from operations	$(124)	$589	$465
Assets	$13,927	$31,326	$45,253
Capital expenditures	$8	$101	$109
Depreciation and amortization	$50	$106	$156

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended December 31, 2007
Sales:
Product	$819	$13,411	$14,230
Service	63	3,646	3,709

Total sales	$882	$17,057	$17,939
Profit (loss) from operations	$(1,367)	$838	$(529)
Assets	$17,504	$26,336	$43,840
Capital expenditures	$76	$101	$177
Depreciation and amortization	$56	$84	$140

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

	For the Three Months Ended
	December 31, 2008		December 31, 2007
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Taylor Bean & Whitaker	$2.6	11%	$1.4	8%

11.	Fair Value Measures

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

Restatement of Previously Issued Financial Statements

As discussed more fully in Note 2, Restatement of Financial Statements, in Item 1 of this Form 10-Q/A (Amendment No. 1), we have restated our consolidated financial statements as of and for the three months ended December 31, 2008. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

•

Operating income for the quarter ended December 31, 2008 was $465 thousand versus an operating loss of $529 thousand for the quarter ended December 31, 2007, an improvement of approximately $1.0 million in operating income over the year-ago 1st quarter.

•

Net income for the quarter ended December 31, 2008 was $358 thousand versus a net loss of $259 thousand for the quarter ended December 31, 2007, an improvement of approximately $617 thousand in net income over the year-ago 1st quarter.

•

Net cash used by operating activities was approximately $1.5 million for the quarter ended December 31, 2008 compared to net cash used by operating activities for the quarter ended December 31, 2007 of $757 thousand.

•	The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2008 and 2007:

	December 31, 2008 (Restated)	% of sales	December 31, 2007	% of sales
	(Dollar amounts in thousands)
Sales	$24,060	100%	$17,939	100%
Costs and expenses:
Cost of sales	19,316	80%	14,564	81%
Engineering and development	539	2%	642	4%
Selling, general and administrative	3,740	16%	3,262	18%

Total costs and expenses	23,595	98%	18,468	103%

Operating income (loss)	465	2%	(529)	(3)%
Other income	135	1%	131	1%

Income (loss) before income taxes	600	3%	(398)	(2)%
Provision (benefit) for income taxes	242	1%	(139)	(1)%

Net income (loss)	$358	2%	$(259)	(1)%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2008:
Product	$259	$18,153	$18,412	77%
Services	1,460	4,188	5,648	23%

Total	$1,719	$22,341	$24,060	100%

% of Total	7%	93%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended December 31, 2007:
Product	$819	$13,411	$14,230	79%
Services	63	3,646	3,709	21%

Total	$882	$17,057	$17,939	100%

% of Total	5%	95%	100%

	Systems	Service and System Integration	Total	% increase
$ Increase (Decrease)
Product	$(560)	$4,742	$4,182	29%
Services	1,397	542	1,939	52%

Total	$837	$5,284	$6,121	34%

% increase	95%	31%	34%

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

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2008 and 2007:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2008 (Restated):
Product	$299	$15,772	$16,071	83%
Services	54	3,191	3,245	17%

Total	$353	$18,963	$19,316	100%

% of Total	2%	98%	100%
% of Sales	21%	85%	80%
Gross Margins (deficit):
Product	(15)%	13%	13%
Services	96%	24%	43%
Total	79%	15%	20%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2007:
Product	$643	$11,120	$11,763	81%
Services	51	2,750	2,801	19%

Total	$694	$13,870	$14,564	100%

% of Total	5%	95%	100%
% of Sales	79%	81%	81%
Gross Margins:
Product	21%	17%	17%
Services	19%	25%	24%
Total	21%	19%	19%

	Systems	Service and System Integration	Total	%
Increase (decrease)
Product	$(344)	$4,652	$4,308	37%
Services	3	441	444	16%

Total	$(341)	$5,093	$4,752	33%

% Increase (decrease)	(49)%	37%	33%
% of Sales	(58)%	4%	(1)%
Gross Margins:
Product	(36)%	(4)%	(4)%
Services	77%	(1)%	19%
Total	58%	(4)%	1%

Total cost of sales for the quarter ended December 31, 2008 increased by approximately $4.8 million for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007, to $19.3 million in the current year 1st quarter from $14.6 million in the prior year period. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, reflecting an overall 1% increase in the overall gross margin to 20% for the current year quarter versus 19% in the prior year quarter. This increase in the overall gross margin was due primarily to the increased gross margin in the Systems segment, which increased by 58% (from 21% to 79%). This was due to $1.4 million in royalty sales to Lockheed Martin in the 1st quarter of fiscal 2009, which carry no cost of sales.

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

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended				$ Increase	% Increase
	December 31, 2008 (Restated)	% of Total	December 31, 2007	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$951	25%	$913	28%	$38	4%
Service and System Integration	2,789	75%	2,349	72%	440	19%

Total	$3,740	100%	$3,262	100%	$478	15%

Total selling, general and administrative expenses in the first quarter of fiscal 2009 increased by approximately $478 thousand, or 15%, compared to the corresponding quarter of fiscal 2008. The $440 thousand increase in the Service and System Integration segment which accounts primarily for the total increase, was the result of higher salary, fringe and other expenses related to the addition of R2 which totaled $315 thousand and higher commissions in the US division (which includes R2) of $128 thousand, due to the higher gross profit realized in the current fiscal year quarter versus the prior fiscal year quarter.

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

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $242 thousand for the quarter ended December 31, 2008 reflecting an effective income tax rate of 40% compared to an income tax benefit of $139 thousand for the quarter ended December 31, 2007, which reflected an effective tax benefit rate of 35%. Our benefit for the quarter ended December 31, 2007 was due to the carry back of the loss of our US operation for the quarter.

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

The Company used $1.5 million of cash from operations during the quarter due in part to the following: an increase in accounts receivable primarily from the U.S. Service and Systems Integration segment which increased by $1.5 million from the increased quarterly revenue, a decrease in account payables and accrued expenses and deferred revenue which was primarily from the Service and Systems Integration segment in Germany that was reduced by $1.4 million for vendor payments and $1.3 million in U.S. Service and Systems integration segment, from recognition of the sale to Taylor Bean & Whitaker, that were offset by decreases in the other current assets.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 31, 2009	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 31, 2009	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2008)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002