Form 10-Q/A
period 2009-03-31
CSP INC /MA/
filed 2009-08-31
CIK 356037

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒.

As of April 29, 2009, the registrant had 3,505,350 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission (SEC) on May 14, 2009 is being filed to restate our condensed consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors related to a pricing dispute with a major vendor. We have added a disclosure in Note 2 to our Consolidated Financial Statements that explains the restatement and the impact to our Consolidated Financial Statements that were originally filed. This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 of the May 14, 2009 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our May 14, 2009 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after May 14, 2009.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2009	September 30, 2008
	(Restated, Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,332	$13,494
Short-term investments	—	5,000
Accounts receivable, net of allowances of $477 and $163	14,521	11,470
Inventories	5,367	8,125
Refundable income taxes	876	1,774
Deferred income taxes	152	152
Other current assets	1,981	1,333

Total current assets	37,229	41,348

Property, equipment and improvements, net	926	1,003

Other assets:
Goodwill	3,941	3,941
Intangibles, net	857	913
Deferred income taxes	252	267
Cash surrender value of life insurance	2,384	2,251
Other assets	296	296

Total other assets	7,730	7,668

Total assets	$45,885	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,802	$11,237
Short-term note payable	—	1,501
Deferred revenue	3,495	3,645
Pension and retirement plans	371	397
Deferred income taxes	142	187
Income taxes payable	1,161	808

Total current liabilities	14,971	17,775
Pension and retirement plans	6,879	7,382
Deferred income taxes	594	553
Capital lease obligation	70	70
Other long-term liabilities	291	291

Total liabilities	22,805	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,520 and 3,758 shares, respectively	35	38
Additional paid-in capital	11,153	11,812
Retained earnings	15,955	15,385
Accumulated other comprehensive loss	(4,063)	(3,287)

Total shareholders’ equity	23,080	23,948

Total liabilities and shareholders’ equity	$45,885	$50,019

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2009 (Restated)	March 31, 2008	March 31, 2009 (Restated)	March 31, 2008
Sales:
Product	$18,711	$17,294	$37,123	$31,524
Services	3,795	4,321	9,443	8,030

Total sales	22,506	21,615	46,566	39,554

Cost of sales:
Product	15,709	14,144	31,780	25,907
Services	2,824	3,333	6,069	6,135

Total cost of sales	18,533	17,477	37,849	32,042

Gross profit	3,973	4,138	8,717	7,512

Operating expenses:
Engineering and development	479	538	1,018	1,179
Selling, general and administrative	3,193	3,500	6,933	6,762

Total operating expenses	3,672	4,038	7,951	7,941

Operating income (loss)	301	100	766	(429)

Other income:
Foreign exchange gain (loss)	(29)	21	6	23
Other income, net	4	190	104	319

Total other income (loss), net	(25)	211	110	342

Income (loss) before income taxes	276	311	876	(87)
Income tax expense (benefit)	64	122	306	(17)

Net income (loss)	$212	$189	$570	$(70)

Net income (loss) per share – basic	$0.06	$0.05	$0.16	$(0.02)

Weighted average shares outstanding – basic	3,611	3,792	3,685	3,797

Net income (loss) per share – diluted	$0.06	$0.05	$0.16	$(0.02)

Weighted average shares outstanding – diluted	3,616	3,847	3,692	3,797

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2009

(Restated)

(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity	Comprehensive income (loss)
Balance as of September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive income (loss):
Net income	—	—	—	570	—	570	$570
Other comprehensive income (loss):
Effect of foreign currency translation	—	—	—	—	(776)	(776)	(776)

Total comprehensive loss	—	—	—	—	—	—	$(206)

Stock-based compensation	—	—	144	—	—	144
Issuance of shares under employee stock purchase plan	25	—	79	—	—	79
Restricted stock shares issued	23	—	—	—	—	—
Purchase of common stock	(286)	(3)	(882)	—	—	(885)

Balance as of March 31, 2009 (Restated)	3,520	$35	$11,153	$15,955	$(4,063)	$23,080

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31, 2009 (Restated)	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$570	$(70)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	232	285
Amortization of intangibles	71	—
Loss on disposal of fixed assets, net	1	3
Gain on foreign currency transactions	(6)	—
Non-cash changes in accounts receivable	282	18
Stock-based compensation expense	144	147
Deferred income taxes	5	35
Increase in cash surrender value of life insurance	(15)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,695)	(5,323)
Decrease (increase) in inventories	2,702	100
Decrease (increase) in refundable income taxes	781	(70)
Decrease (increase) in other current assets	(705)	(217)
Decrease (increase) in other assets	101	54
Increase (decrease) in accounts payable and accrued expenses	(1,174)	448
Increase (decrease) in deferred revenue	(59)	(291)
Increase (decrease) in pension and retirement plans	46	91
Increase (decrease) in income taxes payable	446	139

Net cash used in operating activities	(273)	(4,651)

Cash flows from investing activities:
Purchases of investments	—	(16,550)
Sale of investments	5,000	17,368
Life insurance premiums paid	(118)	(127)
Purchases of property, equipment and improvements	(204)	(270)

Net cash provided by investing activities	4,678	421

Cash flows from financing activities:
Payments on short-term borrowing	(1,501)	—
Proceeds from stock issued from exercise of options	—	109
Proceeds from issuance of shares under employee stock purchase plan	79	87
Purchase of common stock	(885)	(539)

Net cash used in financing activities	(2,307)	(343)

Effects of exchange rate on cash	(1,260)	(34)

Net increase (decrease) in cash and cash equivalents	838	(4,607)
Cash and cash equivalents, beginning of period	13,494	13,687

Cash and cash equivalents, end of period	$14,332	$9,080

Supplementary Cash flow information:
Cash paid for income taxes	$263	$107
Cash paid for interest	$96	$89

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

The Company has restated its financial statements as of and for the periods ended March 31, 2009 to reflect adjustments to cost of goods sold, operating expenses and income tax expense, in connection with transactions related to a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp US was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp US and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available. The adjustments reflect amounts payable by the Company as of March 31, 2009 to the Hardware Manufacturer for transactions which have been resolved, as well as the Company’s estimate of amounts that will become payable to the Hardware Manufacturer once the remaining transactions are resolved. These amounts are reflected as increases to cost of goods sold in the restated financial statements because they represent additional cost due to the Hardware Manufacturer because of the misapplied discounts. In addition, the adjustments reflect reductions to sales & marketing expense for commissions recoverable by the Company in connection with the transactions and reductions to income tax expense. The balance sheet and statement of cash flows as of and for the six months ended March 31, 2009 have also been restated to reflect these adjustments. The effect of the restatements referred to above on net income and fully diluted earnings per share (“EPS”) are summarized below:

	For the three months ended March 31, 2009	For the six months ended March 31, 2009
Net Income as reported	$279	$659
Adjustment	(67)	(89)

Restated Net Income	$212	$570

Fully diluted EPS as reported	$0.08	$0.18
Adjustment	(0.02)	(0.02)

Restated EPS	$0.06	$0.16

The tables below show the impact to the statements of operations and balance sheet for the restated periods.

Restated Consolidated Statements of Operations

	Three months ended March 31, 2009			Six months ended March 31, 2009
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
	(Unaudited)			(Unaudited)
Sales:
Product	$18,711	—	$18,711	$37,123	—	$37,123
Services	3,795	—	3,795	9,443	—	9,443

Total sales	22,506	—	22,506	46,566	—	46,566

Cost of sales:
Product	15,547	162	15,709	31,566	214	31,780
Services	2,824	—	2,824	6,069	—	6,069

Total cost of sales	18,371	162	18,533	37,635	214	37,849

Gross profit	4,135	(162)	3,973	8,931	(214)	8,717
Operating expenses:
Engineering and development	479	—	479	1,018	—	1,018
Selling, general and administrative	3,240	(47)	3,193	6,995	(62)	6,933

Total operating expenses	3,719	(47)	3,672	8,013	(62)	7,951

Operating income	416	(115)	301	918	(152)	766

Other income (expense):
Foreign exchange gain (loss)	(29)	—	(29)	6	—	6
Other income, net	4	—	4	104	—	104

Total other income (expense), net	(25)	—	(25)	110	—	110

Income before income taxes	391	(115)	276	1,028	(152)	876
Income tax expense	112	(48)	64	369	(63)	306

Net income	$279	$(67)	$212	$659	(89)	$570

Net income per share – basic	$0.08	$(0.02)	$0.06	$0.18	$(0.02)	$0.16

Weighted average shares outstanding – basic	3,611	—	3,611	3,685	—	3,685

Net income per share – diluted	$0.08	$(0.02)	$0.06	$0.18	$(0.02)	$0.16

Weighted average shares outstanding – diluted	3,616	—	3,616	3,692	—	3,692

Restated Consolidated Balance Sheet

	As of March 31, 2009
	As reported	Restatement Adjustment	Restated
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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2009 (Restated)	March 31, 2008	March 31, 2009 (Restated)	March 31, 2008
	(Amounts in thousands, except per share data)
Net income (loss)	$212	$189	$570	$(70)

Weighted average number of shares outstanding – basic	3,611	3,792	3,685	3,797
Incremental shares from the assumed exercise of stock options	5	55	7	—

Weighted average number of shares outstanding – diluted	3,616	3,847	3,692	3,797

Net income (loss) per share – basic	$0.06	$0.05	$0.16	$(0.02)

Net income (loss) per share – diluted	$0.06	$0.05	$0.16	$(0.02)

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

6.	Inventories

Inventories consist of the following:

	March 31, 2009	September 30, 2008
	(Amounts in thousands)
Raw materials	$1,269	$1,531
Work-in-process	443	202
Finished goods	3,655	6,392

Total	$5,367	$8,125

7.	Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2009 (Restated)	March 31, 2008	March 31, 2009 (Restated)	March 31, 2008
	(Amounts in thousands)
Net income (loss)	$212	$189	$570	$(70)
Effect of foreign currency translation	(124)	173	(776)	56
Minimum pension liability	—	17	—	52

Comprehensive income (loss)	$88	$379	$(206)	$38

The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2009	September 30, 2008
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,325)	$(1,549)
Additional minimum pension liability	(1,738)	(1,738)

Accumulated Other Comprehensive Loss	$(4,063)	$(3,287)

8.	Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$14	$1	$15	$22	$2	$24
Interest cost	163	37	200	185	34	219
Expected return on plan assets	(107)	—	(107)	(124)	—	(124)
Amortization of:
Prior service gains	—	—	—	7	5	12
Amortization of net loss	(2)	(7)	(9)	(1)	—	(1)

Net periodic benefit cost	$68	$31	$99	$89	$41	$130

Post Retirement:
Service cost	$—	$4	$4	$—	$16	$16
Interest cost	—	16	16	—	13	13
Amortization of net loss	—	(4)	(4)	—	—	—

Net periodic benefit cost	$—	$16	$16	$—	$29	$29

	For the Six Months Ended March 31
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$27	$3	$30	$43	$3	$46
Interest cost	336	74	410	370	69	439
Expected return on plan assets	(221)	—	(221)	(251)	—	(251)
Amortization of:
Prior service gains	—	—	—	(3)	—	(3)
Amortization of net loss	(4)	(15)	(19)	14	9	23

Net periodic benefit cost	$138	$62	$200	$173	$81	$254

Post Retirement:
Service cost	$—	$7	$7	$—	$32	$32
Interest cost	—	33	33	—	26	26
Amortization of net loss	—	(9)	(9)	—	1	1

Net periodic benefit cost	$—	$31	$31	$—	$59	$59

9.	Line of Credit

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

The outstanding balance under this credit facility as of March 31, 2009 and September 30, 2008 was $0 and $1.5 million, respectively.

10.	Segment Information

The following table presents certain operating segment information.

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Three Months Ended March 31, 2009 (Restated)
Sales:
Product	$2,289	$16,422	$18,711
Service	277	3,518	3,795

Total sales	$2,566	$19,940	$22,506
Profit from operations	$116	$185	$301
Assets	$13,531	$32,354	$45,885
Capital expenditures	$27	$68	$95
Depreciation and amortization	$49	$98	$147
Three Months Ended March 31, 2008
Sales:
Product	$1,237	$16,057	$17,294
Service	66	4,255	4,321

Total sales	$1,303	$20,312	$21,615
Profit (loss) from operations	$(844)	$944	$100
Assets	$16,183	$31,391	$47,574
Capital expenditures	$8	$85	$93
Depreciation and amortization	$60	$85	$145

	Systems	Service and system integration	Consolidated Total
	(Amounts in thousands)
Six Months Ended March 31, 2009 (Restated)
Sales:
Product	$2,548	$34,575	$37,123
Service	1,737	7,706	9,443

Total sales	$4,285	$42,281	$46,566
Profit (loss) from operations	$(8)	$774	$766
Assets	$13,531	$32,354	$45,885
Capital expenditures	$35	$169	$204
Depreciation and amortization	$99	$204	$303
Six Months Ended March 31, 2008
Sales:
Product	$2,055	$29,469	$31,524
Service	129	7,901	8,030

Total sales	$2,184	$37,370	$39,554
Profit (loss) from operations	$(2,211)	$1,782	$(429)
Assets	$16,183	$31,391	$47,574
Capital expenditures	$84	$186	$270
Depreciation and amortization	$116	$169	$285

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

12.	Goodwill

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

13.	Common Stock Repurchase

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

Restatement of Previously Issued Financial Statements

As discussed more fully in Note 2, Restatement of Financial Statements, in Item 1 of this Form 10-Q/A (Amendment No. 1), we have restated our consolidated financial statements as of and for the three- and six-months ended March 31, 2009. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

•

Operating income for the six months ended March 31, 2009 was $766 thousand versus an operating loss of $429 thousand for the six months ended March 31, 2008, an improvement of approximately $1.2 million in operating income over the year-ago first six months.

•

Net income for the six months ended March 31, 2009 was $570 thousand versus a net loss of $70 thousand for the six months ended March 31, 2008, an improvement of approximately $640 thousand in net income over the year-ago 1st six months.

•

Net cash used by operating activities was approximately $273 thousand for the six months ended March 31, 2009 compared to net cash used by operating activities for the six months ended March 31, 2008 of $4.7 million.

•	The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2009 and 2008:

	March 31, 2009 (Restated)	% of sales	March 31, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$46,566	100%	$39,554	100%
Costs and expenses:
Cost of sales	37,849	81%	32,042	81%
Engineering and development	1,018	2%	1,179	3%
Selling, general and administrative	6,933	15%	6,762	17%

Total costs and expenses	45,800	98%	39,983	101%

Operating income (loss)	766	2%	(429)	(1)%
Other income	110	—%	342	1%

Income (loss) before income taxes	876	2%	(87)	—%
Provision (benefit) for income taxes	306	1%	(17)	—%

Net income (loss)	$570	1%	$(70)	—%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2009:
Product	$2,548	$34,575	$37,123	80%
Services	1,737	7,706	9,443	20%

Total	$4,285	$42,281	$46,566	100%

% of Total	9%	91%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the six months ended March 31, 2008:
Product	$2,055	$29,469	$31,524	80%
Services	129	7,901	8,030	20%

Total	$2,184	$37,370	$39,554	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% increase
$ Increase (Decrease)
Product	$493	$5,106	$5,599	18%
Services	1,608	(195)	1,413	18%

Total	$2,101	$4,911	$7,012	18%

% increase	96%	13%	18%

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

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	March 31, 2009%		March 31, 2008%
	(Dollar amounts in thousands)
North America	$31,155	67%	$19,220	49%	$11,935	62%
Europe	15,281	33%	19,344	49%	(4,063)	(21)%
Asia Pacific	130	—%	990	2%	(860)	(87)%

Totals	$46,566	100%	$39,554	100%	$7,012	18%

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

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Restated - Dollar amounts in thousands)
For the six months ended March 31, 2009:
Product	$1,487	$30,293	$31,780	84%
Services	74	5,995	6,069	16%

Total	$1,561	$36,288	$37,849	100%

% of Total	4%	96%	100%
% of Sales	36%	86%	81%
Gross Margins:
Product	42%	12%	14%
Services	96%	22%	36%
Total	64%	14%	19%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2008:
Product	$1,327	$24,580	$25,907	81%
Services	71	6,064	6,135	19%

Total	$1,398	$30,644	$32,042	100%

% of Total	4%	96%	100%
% of Sales	64%	82%	81%
Gross Margins:
Product	35%	17%	18%
Services	45%	23%	24%
Total	36%	18%	19%

	Systems	Service and System Integration	Total	%
Increase (decrease)
Product	$160	$5,713	$5,873	23%
Services	3	(69)	(66)	(1)%

Total	$163	$5,644	$5,807	18%

% Increase	12%	18%	18%
% of Sales	(28)%	4%	—%
Gross Margins:
Product	7%	(5)%	(4)%
Services	51%	(1)%	12%
Total	28%	(4)%	—%

Total cost of sales for the six months ended March 31, 2009 increased by approximately $5.8 million compared to the six months ended March 31, 2008, to $37.8 million in the current year 1st six months from $32.0 million in the prior year period. The increase in cost of sales was proportionate to the overall increase in revenues, reflecting an overall 19% gross margin for the six months ended March 31, 2009 which was equal to the overall gross margin for the six months ended March 31, 2008.

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

Gross profit margins for the Service and System Integration segment decreased by 4% from 18% for the prior year six months to 14% for the current year six months ended March 31, 2009. This decrease was due primarily to approximately $8.0 million in low margin orders, defined as orders with lower than 8% gross margin, that were shipped in the 1 st six months of fiscal 2009. The low margin orders shipped during the six months ended March 31, 2009 included sales of approximately $3.4 million with zero gross margin, because of a pricing dispute that was settled with one of the segment’s largest vendors. These low margin orders accounted for approximately 3% of the reduction in gross margin while the remaining 1% reduction was due to downward pricing pressure which we attribute to the recessionary economic environment. The combination of the 28% increase in gross margin in the Systems segment, offset by the 4% decrease in gross margin in the Service and System Integration segment, resulted in the aggregate gross margin being unchanged at 19% for the first six months of fiscal 2009.

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

Selling, General and Administrative

The following table details our selling, general and administrative (SG&A) expense by operating segment for the six months ended March 31, 2009 and 2008:

	For the Six Months Ended				$ Increase (decrease)	% Increase (decrease)
	March 31, 2009 (Restated)	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,675	24%	$1,818	27%	$(143)	(8)%
Service and System Integration	5,258	76%	4,944	73%	314	6%

Total	$6,933	100%	$6,762	100%	$171	3%

Total selling, general and administrative expenses in the first six months of fiscal 2009 increased by approximately $171 thousand, or 3%, compared to the corresponding six months of fiscal 2008. The $143 thousand decrease in the Systems segment SG&A expenses was the result of lower outside services and fees of approximately $26 thousand, lower officers’ life insurance premiums of approximately $22 thousand and lower outside accounting service fees of approximately $48 thousand. The $314 thousand increase in the Service and System Integration segment SG&A expenses was the result of higher salary, commissions, fringe and other expenses related to the addition of R2 which totaled approximately $855 thousand. Offsetting the increase in the US division, SG&A expenses in the European subsidiaries decreased by a combined $589 thousand, $299 thousand of which was due to the stronger US Dollar versus the Euro and GBP, and $289 thousand and $290 thousand reduction in salaries, commissions and other expenses respectively, due to reduction in headcount in the UK, lower revenues in Germany and general cost cutting.

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

Overview of the quarter ended March 31, 2009 Results of Operations

Highlights include:

•	Revenue increased by approximately $891 thousand, or 4%, to $22.5 million for the quarter ended March 31, 2009 versus $21.6 million for the quarter ended March 31, 2008.

•	Operating income increased by approximately $201 thousand, or 201%, to $301 thousand for the quarter ended March 31, 2009 versus $100 thousand for the quarter ended March 31, 2008.

•	Net income increased by $23 thousand, or 12%, to $212 thousand for the quarter ended March 31, 2009 versus $189 thousand for the quarter ended March 31, 2008.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended March 31, 2009 and 2008:

	March 31, 2009 (Restated)	% of sales	March 31, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$22,506	100%	$21,615	100%
Costs and expenses:
Cost of sales	18,533	82%	17,477	81%
Engineering and development	479	2%	538	3%
Selling, general and administrative	3,193	14%	3,500	16%

Total costs and expenses	22,205	99%	21,515	100%

Operating income	301	1%	100	—%
Other income	(25)	—%	211	1%

Income before income taxes	276	1%	311	1%
Provision for income taxes	64	—%	122	—%

Net income	$212	1%	$189	1%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2009:
Product	$2,289	$16,422	$18,711	83%
Services	277	3,518	3,795	17%

Total	$2,566	$19,940	$22,506	100%

% of Total	11%	89%	100%

	Systems	Service and Systems Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$1,237	$16,057	$17,294	80%
Services	66	4,255	4,321	20%

Total	$1,303	$20,312	$21,615	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$1,052	$365	$1,417	8%
Services	211	(737)	(526)	(12)%

Total	$1,263	$(372)	$891	4%

% increase (decrease)	97%	(2)%	4%

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

Cost of Sales

The following table details our cost of sales by operating segment for the three months ended March 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Restated - Dollar amounts in thousands)
For the three months ended March 31, 2009:
Product	$1,188	$14,521	$15,709	85%
Services	20	2,804	2,824	15%

Total	$1,208	$17,325	$18,533	100%

% of Total	7%	93%	100%
% of Sales	47%	87%	82%
Gross Margins:
Product	48%	12%	16%
Services	93%	20%	26%
Total	53%	13%	18%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2008:
Product	$684	$13,460	$14,144	81%
Services	20	3,313	3,333	19%

Total	$704	$16,773	$17,477	100%

% of Total	4%	96%	100%
% of Sales	54%	83%	81%
Gross Margins:
Product	45%	16%	18%
Services	70%	22%	23%
Total	46%	17%	19%
Increase (Decrease)
Product	$504	$1,061	$1,565	11%
Services	—	(509)	(509)	(15)%

Total	$504	$552	$1,056	6%

% Increase	72%	3%	6%
% of Sales	(7)%	4%	1%
Gross Margins:
Product	3%	(4)%	(2)%
Services	23%	(2)%	3%
Total	7%	(4)%	(1)%

Total cost of sales increased by approximately $1.1 million for the quarter ended March 31, 2009, versus the quarter ended March 31, 2008, to $18.5 million up from $17.5 million in the prior year quarter. The increase in cost of sales was due, overall, to the increase in sales volume and revenues, and also reflects an overall 1% decrease in gross margin to 18% for the current year quarter versus 19% in the prior year quarter. This decrease in the overall gross margin was due primarily to the lower gross margin in the Service and System Integration segment; the gross margin for which decreased by 4% for the three months ended March 31, 2009 versus the prior year corresponding three month period. This decrease was due to approximately $5.0 million in low margin orders, which the company defines as orders with lower than 8% gross margin, that were shipped in the 2nd quarter of fiscal 2009. The low margin orders shipped during the three months ended March 31, 2009 included sales of approximately $2.8 million with zero gross margin, because of a pricing dispute that was settled with one of the segment’s largest vendors.

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

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended				$ Increase (Decrease)	% Increase (Decrease)
	March 31, 2009 (Restated)	% of Total	March 31, 2008	% of Total
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$724	23%	$905	26%	$(181)	(20)%
Service and System Integration	2,469	77%	2,595	74%	(126)	(5)%

Total	$3,193	100%	$3,500	100%	$(307)	(9)%

Total selling, general and administrative (“SG&A”) expenses decreased by $307 thousand, or 9%, for the quarter ended March 31, 2009 compared to the corresponding quarter of fiscal 2008. The Systems segment SG&A expenses decreased by approximately $181 thousand, while SG&A expenses in the Services and System Integration segment decreased by approximately $126 thousand. The decrease in the System segment expense for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 was due to lower outside accounting service fees of $35 thousand, lower bonus expense of $82 thousand, lower pension expense of $24 thousand and lower outside service expenses of $64 thousand. In the Service and System Integration segment, SG&A expense increased in the U.S. division for the quarter ended March 31, 2009 versus the prior year quarter by $384 thousand, due primarily to the SG&A expenses incurred by R2, which the company acquired in September of 2008. This increase was offset by decreased SG&A expenses in the German and UK divisions, which were lower in the quarter ended March 31, 2009 compared to the prior year quarter by $297 thousand and $213 thousand, respectively. In the German division, $112 thousand of the decrease was due to foreign exchange impact and $186 thousand was due to lower SG&A expense including lower bonus and commissions of $48, lower SG&A overhead expenses of $38 thousand, lower marketing expenses of $15 thousand and lower other expenses of $96 thousand. In the UK division, $53 thousand of the decrease was due to foreign exchange impact, while lower restructuring expense of $80 thousand, lower commissions expense of $29 thousand and lower other expenses of $51 thousand account for the remainder of the decrease in SG&A expenses.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended		$ decrease
	March 31, 2009	March 31, 2008
	(Amounts in thousands)
Interest expense	$(34)	$(22)	$(12)
Interest income	43	215	(172)
Foreign exchange gain	(29)	21	(50)
Other expense, net	(5)	(3)	(2)

Total other income, net	$(25)	$211	$(236)

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

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $64 thousand for the quarter ended March 31, 2009 reflecting an effective income tax rate of 23% compared to an income tax provision of $122 thousand for the quarter ended March 31, 2008, which reflected an effective tax rate of 39%.

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

The Company used approximately $300 thousand of cash from operations during the six months ended March 31, 2009. Uses of cash from operations consisted of a change in accounts receivable of $3.4 million, which was due to high levels of billings during the final month of the quarter, decrease in accounts payable and accrued expenses of approximately $1.2 million, and an increase in other current assets of approximately $700 thousand. Offsetting these uses, sources of cash from operations were net income of approximately $600 thousand, depreciation and amortization expense of approximately $300 thousand, decrease in inventory of approximately $2.7 million, share-based compensation of approximately $100 thousand, a decrease in refundable income taxes of $800 thousand, and an increase in income taxes payable of approximately $400 thousand.

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