Form 10-K
period 2009-09-30
CSP INC /MA/
filed 2009-12-22
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,762,861 based on the closing sale price of $2.85 as reported on the Nasdaq Global Market.

As of December 16, 2009, we had outstanding 3,587,925 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2009.

Note: Items 1B, 6 and 7A are not required for smaller reporting companies and therefore not furnished.

PART I

Item 1.	Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Billerica, Massachusetts, just off Route 128 in the Boston computer corridor. To meet the diverse requirements of our industrial, commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

Segments

CSPI operates in two segments, the Systems segment and the Service and System Integration segment.

•

The Systems segment consists primarily of CSPI’s MultiComputer Division (the “MultiComputer Division”) which designs and manufactures specialty, high-performance computer signal processing systems for the aerospace & defense markets. The MultiComputer Division’s products are known as multicomputers or cluster computers, which use multiple microprocessors linked together in a specialized network to achieve very high performance processing capabilities. Our MultiComputer systems utilize “blades” (self-contained, high-density computer boards) to achieve a high level of compute processing per-cubic-foot-per-watt. The blades and other components that make up the system are housed in a ruggedized chassis, designed to withstand physically demanding environments such as those found on board a ship or airplane. In addition, CSPI’s MultiComputer products are designed to operate in environments that have low power, cooling and space requirements. These systems are used on land, and in airborne and shipboard platforms for high-speed digital signal processing (“DSP”) in radar, sonar, and surveillance applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in the Asia-Pacific region and Europe.

•

The Service and System Integration Segment consists of the computer maintenance and integration services and third-party computer hardware and software value added reseller (“VAR”) businesses of our Modcomp subsidiary (“Modcomp”). Modcomp is a wholly owned subsidiary of CSPI which operates in the United States, Germany and the United Kingdom (the “U.K.”). Modcomp markets and sells its products through its own direct sales force. Modcomp provides solutions and services for complex IT environments including storage and servers, unified communications solutions, IT security solutions and consulting services. Modcomp also provides managed IT services through its state of the art network operations center (“NOC”).

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2009 and 2008. Additional segment and geographical information is set forth in Note 15 to our financial statements.

Segment	2009	%	2008	%
	(Amounts in thousands)
Systems	$7,987	10%	$4,957	6%
Service and System Integration	75,370	90%	71,825	94%

Total Sales	$83,357	100%	$76,782	100%

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

Hardware Products

Our MultiComputer Division cluster computer systems are currently marketed under the brand name FastCluster. Introduced in 1997, the first generation of FastCluster products were referred to as the FastCluster 2000 SERIES. Based upon industry standards, the 2000 SERIES systems included a VME 6U form factor (the form factor best suited for use in rugged applications), the Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. The 2000 SERIES product line is ideally suited for use by customers in the aerospace and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability. To remain competitive, our COTS solutions incorporate the latest industry standard technologies and minimize the risks associated with proprietary solutions.

In fiscal year 2004, we introduced the StarGate I/O blade, a 2000 SERIES board-level component designed specifically for high-speed data acquisition. The StarGate bolstered our product offerings in radar, sonar and surveillance DSP by providing the rapid execution times that are necessary for the complex signal processing demands of these applications. The StarGate I/O blade was the first 2000 SERIES product to benefit from the increased performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies.

Also in 2004, the FastCluster product line was enhanced with the addition of rugged system capabilities for blades and enclosures with the introduction of the FastCluster 220R to our 2000 SERIES product line. The FastCluster 220R introduced a new rugged chassis, specifically designed to meet military standard (“MIL-STD”) specifications for mission-critical, airborne defense programs. The advanced packaging maintained scalability to hundreds of processors and leveraged the latest Myrinet-2000 fiber clustering technology for multi-chassis configurations. This packaging offered better fault detection, hot-swap capability, plug-in power supply and blower assembly components for improved serviceability, and addressed MIL-STD requirements for shock, vibration, and EMC/EMI.

Building upon the momentum of the 2000 SERIES, we announced the next generation FastCluster product line, the 3000 SERIES, in fiscal 2006. The first prototype of a 3000 SERIES component was shipped to a customer for evaluation purposes in September 2007. This prototype was successfully evaluated by the customer during fiscal 2008, and we anticipate future orders for 3000 Series systems. The 3000 SERIES product line is being designed to deliver performance that is superior to our predecessor products in bi-section bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES product line is targeting high performance DSP, signal intelligence (“SIGINT”), radar, and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the United States (“U.S.”) Government Department of Defense (“DOD”) vision of “systems of systems” in which embedded systems are not designed, deployed, and used in isolation but rather in a cooperative way.

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

Our cluster computing technologies that support “network centric warfare” and information exchange in real-time are becoming increasingly significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2010 and beyond, our focus is to build interest in our 3000 SERIES multicomputers among our customers.

Competition

The Systems segment’s markets are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980s to the Motorola PowerPCs with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2009 involved completing and launching new enhancements to our 3000 SERIES product line, with a focus on continuing to provide our defense customers with increased processing capabilities based on the latest industry standard technologies: VXS (VITA 41), multi-core processors, FPGAs, and Myricom’s Myri-10G high speed interconnect with 10 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support, and dedicated customer service allow us to compete favorably as a provider of high-performance cluster computer systems.

Aerospace & Defense Market

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Curtis Wright and G. E. Fanuc. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Emerson, HP, IBM, and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and have the potential to become formidable competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features, and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size, and specialized packaging, is the primary factor in the buying decision.

New companies enter the field periodically, and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low power, and cost effective package that can easily be integrated into OEM designs for high performance computation. Since the majority of sales are to prime contractors, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

Manufacturing, Assembly and Testing

All MultiComputer systems are shipped to our customers directly from our plant in Billerica, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside vendors.

Upon receipt of material by us from outside suppliers, our quality assurance technicians inspect products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over its useful service life. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

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

Research and Development

For the year ended September 30, 2009, our expenses for research and development were approximately $2.0 million compared to approximately $2.2 million for fiscal year 2008. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments, including the 3000 SERIES product line.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $4.1 million at September 30, 2009 as compared to $687 thousand at September 30, 2008. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Service and System Integration Segment

Products and Services

Integration Solutions

Over the past several years, the business of our Service and System Integration segment has evolved away from selling our proprietary process control and data acquisition (“PCDA”) computer systems, into becoming a systems integrator and VAR of integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services via a state of the art NOC. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site.

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers, midrange data storage infrastructure products, unified communications and IT security hardware and software solutions, as well as computer networking equipment. Our key offerings include products from HP, Cisco Systems, Sun Microsystems, IBM, Juniper Networks, Hitachi, QLogic, Dell, Enterasys, Citrix, APC, EMC, Intel, VM Ware, Fortinet, Pillar, Microsoft and Checkpoint. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers’ diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”), and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs, and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in education, telecommunications, health services, distribution, financial services, professional services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA systems—hardware and software, operating system and user support

•	Implementation, integration, configuration and installation services.

•

Enterprise security intrusion prevention, network access control and unified threat management—Using third-party products from companies like Checkpoint, Juniper Networks and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.

•	IT security compliance services—We provide services for IT security compliance with personal privacy laws such as HIPAA and corporate governance laws such as Sarbanes-Oxley.

•	Unified communications, wireless and routing and switching solutions using Cisco Systems’ products and services.

•

Custom software applications and solutions development and support—We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, Sharepoint, and Prince2 project management. We are a Microsoft Gold Partner.

•	NOC managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices, and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products we sell and services we provide through various sales offices in the U.S., Germany, and the U.K. through our direct sales force (for a detailed list of our locations, see Item 2 of this Form 10-K).

Competition

The primary competition in the Service and System Integration segment are other VARs, ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG and Computacenter. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell including IBM, HP EMC, Hitachi and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as HP/EDS, IBM and Cap Gemini.

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

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $4.8 million at September 30, 2009, as compared to $4.6 million at September 30, 2008. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 15 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2009 and 2008.

Employees

On September 30, 2009, we had approximately 150 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

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

We Depend on a Small Number of Customers for a Significant Portion of our Revenue and Loss of any Customer Could Significantly Affect the Business

We are dependent on a small number of customers for a large portion of our revenues. Both the Systems and Service and System Integration segments are reliant upon a small number of significant customers, the loss of any one of which could have a material adverse effect on our business. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our products and services to the defense market accounted for approximately 9% and 6% of our consolidated revenues and 99% and 98% of the Systems segment sales for the fiscal years ended September 30, 2009 and 2008, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. as well as Freescale Semiconductor, Inc. (“Freescale”) for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Myricom of Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which prevented them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or the inability to procure these components from alternate sources on acceptable terms, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of our products, which could have a material adverse effect on our business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect our financial performance since we may not be able to adjust product pricing to reflect the increase in component costs. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

We Depend on Key Personnel and Skilled Employees and Face Competition in Hiring and Retaining Qualified Employees

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management personnel except Alex Lupinetti, our Chief Executive Officer, or other key employees are subject to any employment contracts which require services for a period of time. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets, and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered, and represented 36% and 51% of our total revenue for the fiscal years ended September 30, 2009 and 2008, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial or Securities and Exchange Commission (“SEC”) reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer, and we might become subject to litigation.

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

Our Stock Price May Continue to be Volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

•	loss of a major customer;

•	loss of a major supplier;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	fluctuations in stock market prices and volumes.

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

Listed below are our principal facilities as of September 30, 2009. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

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

No matters were submitted for a vote of security holders during our fiscal quarter ended September 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	2009		2008
Fiscal Year:	High	Low	High	Low
1st Quarter	$5.27	$1.51	$9.16	$6.19
2nd Quarter	3.90	2.50	7.60	5.43
3rd Quarter	3.74	2.55	6.30	5.55
4th Quarter	4.25	3.38	6.33	4.76

Stockholders.    We had approximately 87 holders of record of our common stock as of December 18, 2009. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,400.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated.

Share Repurchase Plans.    The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2009:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2008	9,805	$3.92	9,805
November 30, 2008	17,088	3.17	17,088
December 31, 2008	45,023	2.77	45,023
January 31, 2009	59,608	3.07	59,608
February 28, 2009	139,781	3.18	139,781
March 31, 2009	15,206	2.75	15,206
April 30, 2009	18,300	2.82	18,300
May 31, 2009	—	—	—
June 30, 2009	—	—	—
July 31, 2009	—	—	—
August 31, 2009	—	—	—
September 30, 2009	—	—	—

Total	304,811	$3.08	304,811	240,046

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans please refer to Note 14 of our audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2009 Results of Operations

CSP Inc. operates in two segments:

•

Systems—the Systems segment consists of our MultiComputer Division which designs, develops and manufactures signal processing computer platforms that are used primarily in military applications and the process control and data acquisition (“PCDA”) proprietary hardware business of our Modcomp subsidiary.

•

Service and System Integration—the Service and System Integration segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Revenue increased by approximately $6.6 million, or 9%, to $83.4 million for the year ended September 30, 2009 versus $76.8 million for the year ended September 30, 2008.

•

Operating loss increased by approximately $3.5 million, or 240%, to an operating loss of approximately $4.9 million for the year ended September 30, 2009 versus an operating loss of approximately $1.5 million for the year ended September 30, 2008.

•

Net loss increased by approximately $3.4 million, or 829%, to a net loss of approximately $3.8 million for the year ended September 30, 2009 versus a net loss of approximately $407 thousand for the year ended September 30, 2008.

•

A non-cash goodwill impairment charge was taken in fiscal 2009 for $3.9 million which was the total value of goodwill on the Company’s balance sheet prior to the impairment charge. This goodwill impairment charge was a significant factor in the increase in net loss for fiscal 2009 versus fiscal 2008, however, did not impact cash flow.

•

Net cash provided by operating activities was approximately $3.4 million for the year ended September 30, 2009 compared to net cash used by operations of $280 thousand for the year ended September 30, 2008.

The increase in revenues of $6.6 million was due to increased revenues in our Systems segment where revenues were up by approximately $3.0 million and increased revenues in the Service and System Integration segment where revenues were up by approximately $3.6 million versus the year ended September 30, 2008.

Also, in fiscal 2009, we were engaged in significant research and development efforts in the Systems segment making significant progress with on-going development of our newest product line, the Fast Cluster Series 3000, which is designed to provide what we believe is the most advanced interconnect technology available today. The 3000 SERIES is expected to provide our customers with another state-of-the-art, fully ruggedized open source system, which will be essential to our future growth opportunities.

We expect Systems segment revenues for fiscal year 2010 to exceed fiscal year 2009 revenues. We expect to benefit from follow-on orders from existing programs that include high-margin royalties as we continue to advance our Fast Cluster Series 3000 technology.

Revenues in the Service and System Integration segment for fiscal 2009 were $75.4 million versus fiscal 2008 revenues of $71.8 million. The U.S. operations of this segment experienced strong sales growth in fiscal 2009 of $12.4 million, a 35% increase over fiscal year 2008. This growth was due to (i) revenues from the acquisition of R2 Technology Services, Inc. (“R2”) on September 25, 2008, which accounted for approximately $5.4 million of the increase and (ii) increases in sales to a number of the division’s largest customers. Offsetting the growth in the U.S. operation, revenues declined in the European operations (Germany and the U.K.) of the segment for fiscal year 2009 versus fiscal 2008 by approximately $8.8 million, or 25%. The decline was due primarily to the economic recession in Europe resulting in an overall decline in large orders in fiscal 2009 compared with fiscal 2008 from the division’s largest customers, plus the foreign exchange impact of the stronger U.S. dollar in fiscal 2009 versus fiscal 2008. Sales volume in Europe in constant dollars was down approximately $5.6 million and the foreign exchange impact accounted for approximately $3.2 million of the decline in sales in Europe.

Based on the current economic environment, we plan to manage the Service and System Integration segment assuming relatively weak demand in fiscal 2010. We plan to focus our attention and resources on higher-margin business and away from low margin business as we move forward. While this may put pressure on sales growth in fiscal 2010, we believe this strategy will accelerate profitable growth for the long term.

The following table sets forth certain information which is based on data from our Consolidated Statements of Operations:

	Percentage of sales		Period to Period
	Fiscal year ended September		Dollar increase (decrease)
	2009	2008	2009 compared to 2008
	(Dollar amounts in thousands)
Sales	100.0%	100.0%	$6,575
Costs and expenses:
Cost of sales	82.1%	81.8%	5,623
Engineering and development	2.3%	2.8%	(201)
Selling, general and administrative	16.8%	17.3%	690
Impairment on goodwill	4.7%	—%	3,941
Total costs and expenses	105.9%	101.9%	10,053
Operating income (loss)	(5.9)%	(1.9)%	(3,478)
Other income	—%	0.8%	(610)
Income (loss) before income taxes	(5.9)%	(1.1)%	(4,088)
Income tax expense (benefit)	(1.4)%	(0.6)%	(712)
Net income (loss)	(4.5)%	(0.5)%	$(3,376)

Results of Operations—2009 Compared to 2008

For the fiscal year ended September 30, 2009 sales increased to $83.4 million, compared to $76.8 million for fiscal year ended September 30, 2008. The net loss for the year ended September 30, 2009 was $3.8 million, or $1.05 per diluted share compared with a net loss of $407 thousand, or $0.11 per diluted share for fiscal year ended September 30, 2008.

Revenue

The following table details the Company’s sales by geographical region for fiscal years September 30, 2009 and 2008:

	For the Year Ended				$ Increase/ (Decrease)	% Increase (Decrease)
	September 30, 2009%		September 30, 2008%
	(Dollar amounts in thousands)
Americas	$53,748	64%	$37,337	49%	$16,411	44%
Europe	27,387	33%	35,992	47%	(8,605)	(24)%
Asia Pacific	2,222	3%	3,453	4%	(1,231)	(36)%

Totals	$83,357	100%	$76,782	100%	$6,575	9%

The increase in Americas revenue for the year ended September 30, 2009 versus the year ended September 30, 2008 was the result of the increase in Systems segment sales to U.S. customers which increased by approximately $3.1 million plus the increase in revenues of the U.S. division of the Service and System Integration segment to North American customers, which increased by approximately $13.3 million. The decrease shown above in sales to Europe was primarily the result of lower sales from the German and U.K. divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $8.1 million and $802 thousand, respectively. The impact of the fluctuation of the U.S. Dollar versus the Euro and the Great Britain Pound (“GBP”) accounted for approximately $2.7 million from the German division and $600 thousand from the U.K. division, respectively, of the total decreases in sales to Europe from these divisions, referred to previously. Offsetting the decreases in sales to Europe from the European divisions, sales to Europe from the U.S. division of the Service and Systems Integration segment increased by approximately $283 thousand. The decreased Asia Pacific sales were primarily the result of a decrease in sales to Asia Pacific from the U.S. division of the Service and Systems Integration segment of approximately $1.2 million.

The Company’s sales by geographic area are based upon the location of where the products were shipped or services rendered.

The following table details the Company’s sales for products and services by operating segment for the fiscal years ended September 30, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
2009
Product	$6,055	$61,182	$67,237	81%
Services	1,932	14,188	16,120	19%

Total	$7,987	$75,370	$83,357	100%

% of Total	10%	90%	100%

2008
Product	$4,633	$55,670	$60,303	79%
Services	324	16,155	16,479	21%

Total	$4,957	$71,825	$76,782	100%

% of Total	6%	94%	100%

	Systems	Service and System Integration	Total	% Increase (Decrease)
	(Dollar amounts in thousands)
Increase (Decrease)
Product	$1,422	$5,512	$6,934	11%
Services	1,608	(1,967)	(359)	(2)%

Total	$3,030	$3,545	$6,575	9%

% Increase	61%	5%	9%

Total revenues were $83.4 million for the year ended September 30, 2009 versus $76.8 million for the year ended September 30, 2008 for an increase of approximately $6.6 million, or 9%. Approximately $3.0 million of this increase was in the Systems segment and approximately $3.6 million of the increase was from the Service and System Integration segment.

A significant factor impacting the fluctuation in total revenues, year over year, was the currency exchange rate fluctuation of the stronger U.S. Dollar versus both the GBP in the U.K. and the Euro in Germany for the year ended September 30, 2009 versus the prior year ended September 30, 2008. This currency exchange fluctuation negatively impacted the current fiscal year revenues when comparing to the prior fiscal year by approximately $3.3 million.

Product revenues for fiscal 2009 increased by approximately $6.9 million, while service revenue decreased by approximately $359 thousand, versus fiscal 2008. Systems segment product revenue increased by approximately $1.4 million while Service and System Integration segment product revenue increased by approximately $5.5 million.

The $1.4 million increase in the Systems segment product revenue was primarily due to increased product sales to Lockheed Martin which increased by approximately $1.6 million and a decrease in sales to General Dynamics of approximately $185 thousand.

The $5.5 million increase in the Service and System Integration segment product revenue was due to an $11.8 million increase in shipments of third-party products from the U.S. division of the segment, due mainly to an increase in sales to the U.S. division’s four largest customers, which accounted for approximately $10.3 million of the increase plus product sales of approximately $4.4 million from the acquisition of R2, offset by a net decrease in sales to all other customers of approximately $2.9 million. R2 was acquired in late September of 2008, hence the year ended September 30, 2008 included no sales from R2. Offsetting the increase from the U.S. division, product sales of the segment’s German division decreased by approximately $6.4 million, due to a decrease in sales volume which accounted for approximately $4.7 million, and an unfavorable exchange rate fluctuation of the Euro versus the U.S. Dollar which accounted for approximately $1.7 million of the decrease. The decrease in product sales volume from the German division of $4.7 million was due to the economic and technology sector slowdown which resulted in lower sales volume from several of the division’s largest customers, including a cable and internet service provider and a large German systems integrator. In the U.K. division, product sales increased by approximately $153 thousand due to a product order for a customer acquired from the R2 acquisition.

Service revenues decreased by approximately $359 thousand. Service revenues in the Systems segment increased by approximately $1.6 million due to royalty revenues from Lockheed Martin, while service revenues in the Service and System Integration segment for fiscal year 2009 decreased by approximately $2.0 million compared to fiscal 2008.

The decrease in Service and System Integration segment service revenue was driven by lower service revenues from the segment’s German and U.K. divisions which decreased by approximately $1.7 million and $900 thousand, respectively; which amounted to an aggregate decrease from the European subsidiaries of approximately $2.6 million. This decrease from the European subsidiaries was driven, in large part, by the unfavorable exchange rate fluctuations of the Euro and GBP versus the U.S. Dollar which accounted for approximately $1.5 million of the decrease and a decrease in sales volume which accounted for approximately $1.1 million of the decrease. This decrease in service revenue volume from the German and U.K. divisions was due to the economic and technology sector slowdown which resulted in lower sales volume from several of the segment’s largest customers in Germany, including a cable and internet service provider and a large German systems integrator. In the U.S. division of the Service and System Integration segment, service revenue increased by approximately $672 thousand, which resulted primarily from R2 which the Company acquired on September 25, 2008. R2 generated $1.1 million in service revenues for year ended September 30, 2009. Offsetting this increase, services revenues decreased in the legacy business of the U.S. division of the segment by approximately $402 thousand due primarily to a lower volume of maintenance contracts for the year ended September 30, 2009 versus the year ended September 30, 2008.

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales by operating segment for fiscal years ended September 30, 2009 and 2008:

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
2009
Cost of Sales:
Product	$3,134	$53,475	$56,609
Services	143	11,654	11,797

Total	3,277	65,129	68,406
% of Total	5%	95%	100%
% of sales	41%	86%	82%
Gross Profit:
Product	$2,921	$7,707	$10,628
Services	1,789	2,534	4,323

Total	4,710	10,241	14,951
% of Total	32%	68%	100%
Gross Margins:
Product	48%	13%	16%
Services	93%	18%	27%
Total	59%	14%	18%
2008
Cost of Sales:
Product	$2,916	$47,395	$50,311
Services	109	12,363	12,472

Total	3,025	59,758	62,783
% of Total	5%	95%	100%
% of sales	61%	83%	82%
Gross Profit:
Product	$1,717	$8,275	$9,992
Services	215	3,792	4,007

Total	1,932	12,067	13,999
% of Total	14%	86%	100%
Gross Margins:
Product	37%	15%	17%
Services	66%	23%	24%
Total	39%	17%	18%

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
Increase (Decrease)
Cost of Sales:
Product	$218	$6,080	$6,298
Services	34	(709)	(675)

Total	252	5,371	5,623
% increase	8%	9%	9%
% of Sales	(20)%	3%	—%
Gross Profit:
Product	$1,204	$(568)	$636
Services	1,574	(1,258)	316

Total	2,778	(1,826)	952
% Increase (decrease)	144%	(15)%	7%
Change in Gross Margin percentage:
Product	11%	(2)%	(1)%
Services	27%	(5)%	3%
Total	20%	(3)%	—%

Total cost of sales increased by approximately $5.6 million for the fiscal year ended September 30, 2009, over the fiscal year ended September 30, 2008, to $68.4 million, up from $62.8 million in the prior fiscal year. The increase in cost of sales was the result of the increase in sales referred to above. The gross margin percentage was 18% for both years ended September 30, 2009 and 2008.

The Systems segment gross margin increased from 39% for the year ended September 30, 2008 to 59% for the year ended September 30, 2009, and was due primarily to approximately $1.6 million in royalty income realized in the year ended September 30, 2009. No royalty income was realized in the year ended September 30, 2008. These royalty sales to Lockheed Martin carry no cost of sales.

Gross profit margins for the Service and System Integration segment decreased from 17% for the year ended September 30, 2008 to 14% for the year ended September 30, 2009. This decrease was due to downward pressure on profit margins resulting from the global economic recession in fiscal 2009. In addition, the year ended September 30, 2009 included sales of approximately $4.3 million with zero gross margin because of a pricing dispute that was settled with one of the segment’s largest vendors. The combination of the increase in gross margin in the Systems segment, offset by the decrease in gross margin in the Service and System Integration segment, resulted in the aggregate gross margin remaining unchanged when comparing fiscal 2009 to fiscal 2008.

Gross profit increased by approximately $952 thousand comparing the year ended September 30, 2009 to the year ended September 30, 2008, due to the overall increase in sales volume described above.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2009 and 2008:

	2009	% of Total	2008	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,970	100%	$2,171	100%	$(201)	(9)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$1,970	100%	$2,171	100%	$(201)	(9)%

Engineering and development expenses decreased overall by approximately $201 thousand, or 9%, in fiscal 2009 compared to 2008. The decrease was primarily due to less research and development in the Systems segment related to the 3000 SERIES product line.

Selling, General and Administrative

The following table details selling, general and administrative (“SG&A”) expense by operating segment for fiscal years ending September 30, 2009 and 2008:

	2009	% of Total	2008	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,367	24%	$3,485	26%	$(118)	(3)%
Service and System Integration	10,602	76%	9,794	74%	808	8%

Total	$13,969	100%	$13,279	100%	$690	5%

Overall, selling, general and administrative costs increased by approximately $690 thousand, or 5%, in fiscal 2009 compared to 2008. The $118 thousand decrease in the Systems segment SG&A expenses was the result of lower consulting expenses of $94 thousand, lower pension costs of $96 thousand and lower audit expense of $40 thousand. These decreases were offset by higher incentive compensation expenses (bonuses and commissions) of approximately $111 thousand, due to the higher sales volume and operating income in the Systems segment.

The $808 thousand increase in the Service and System Integration segment SG&A expenses was the result of an increase of approximately $1.8 million in the U.S. division, of which $1.6 million was from the acquisition of R2, approximately $97 thousand was due to increased bad debt expense and approximately $113 thousand was due to amortization of intangibles from the R2 acquisition. Offsetting the increase in SG&A expense in the U.S., SG&A in the European divisions decreased on a constant dollar basis by approximately $470 thousand due to lower marketing expenses, salaries, wages and benefit expenses. Foreign exchange rate fluctuation due to the stronger U.S. Dollar versus the GBP and the Euro accounted for approximately $540 thousand in decreased SG&A expenses.

Goodwill Impairment

Our annual goodwill impairment test as of September 30, 2008 and subsequent interim goodwill impairment tests as of March 31 and June 30, 2009, indicated no impairment to our goodwill. However, the global economic downturn led to significant market volatility and a reduction in the Company’s profitability in the second half of fiscal 2009. These changes to market and business conditions caused lower multiples and resulted in our lowering our projected forecast for 2010 and beyond. The fair value of our Systems and Solutions reporting unit declined due to these deteriorating market and business conditions, which ultimately resulted in a $3.9 million non-cash impairment charge to our goodwill as of September 30, 2009. This impairment charge of $3.9 million was equal to the carrying value of the Company’s goodwill prior to the impairment charge. Accordingly, the Company has written off all of its goodwill as of September 30, 2009.

Other Income/Expenses

The following table details Other Income/Expenses for fiscal years ended September 30, 2009 and 2008:

	2009	% of Total	2008	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Interest income	$225	(833)%	$682	117%	$(457)	(67)%
Interest expense	(112)	415%	(91)	(16)%	(21)	23%
Gain (loss) on disposal of fixed assets	—	—%	(27)	(4)%	27	—
Foreign exchange gain (loss)	(104)	385%	19	—%	(123)	(647)%
Other income, net	(36)	133%	—	3%	(36)	—

Total other income (expense), net	$(27)	100%	$583	100%	$(610)	(105)%

The decrease in other income (expense), net, was due primarily to a decrease in interest income that was primarily earned on money market funds in fiscal 2009 as opposed to our auction rate security (“ARS”) portfolio in fiscal 2008. We divested our holdings in ARSs since the year-ago period because of the preponderance of failed auctions in the ARS market. The ARSs earned higher rates of interest than do the money market funds. In addition, the balances of interest bearing assets in general were lower in the current fiscal year versus the prior year. In addition, the $104 thousand loss versus the $19 thousand gain on foreign exchange was the result of higher U.S. Dollar asset holdings in fiscal 2009 by our European affiliates and the timing of the settlement of those assets.

Income Tax Benefit

The Company recorded an income tax benefit of $1.2 million for the fiscal year ended September 30, 2009, reflecting an effective income tax benefit rate of 24%, compared to income tax benefit of $461 thousand for the fiscal year ended September 30, 2008, respectively, reflecting an effective tax benefit rate of 53%. The lower tax benefit rate for the fiscal year ended September 30, 2009 was due primarily to a valuation allowance established for a substantial portion of the deferred tax asset related to the goodwill impairment charge. The tax benefit for the fiscal year ended September 30, 2008 was due to the carryback of the operating loss of our U.S. operation for the year.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2010 in the U.S. and cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our U.K. deferred tax assets as we have experienced continued cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

The Company’s primary source of liquidity, after consideration of cash from operations, is our cash and cash equivalents and short-term investments, which increased by $410 thousand to $18.9 million as of September 30, 2009, as compared to $18.5 million as of September 30, 2008. The primary objective of our investment policy is the preservation of capital.

The Company generated approximately $3.4 million of cash from operating activities during the year ended September 30, 2009. The net loss of approximately $3.8 million was offset by several sources of cash which resulted in this cash generated from operating activities. These sources of cash included net sources of cash from changes in operating assets and liabilities of approximately $3.1 million. Additionally, add-backs of non-cash expenses for the goodwill impairment charge of $3.9 million, depreciation and amortization of approximately $579 thousand, non-cash changes to accounts receivable of approximately $127 thousand, losses on disposals of property and equipment of approximately $119 thousand and stock-based compensation expense of $265 thousand, offset the book net loss of approximately $3.8 million. The change in deferred taxes of approximately $964 thousand was an additional significant use of cash from operating activities.

Approximately $4.5 million of cash was provided from investing activities for the year ended September 30, 2009, consisting primarily of $5.0 million from sales of our auction rate securities, offset by uses of cash from investing activities of approximately $402 thousand to purchase capital equipment and approximately $124 thousand to pay insurance premiums for officer and key employee life insurance policies.

We used approximately $2.3 million in financing activities during the year ended September 30, 2009 which consisted of $1.5 million to pay off our line of credit balance and approximately $934 thousand to buy back CSPI stock. Offsetting these uses of cash, we generated approximately $180 thousand in cash from proceeds for stock issued through the Employee Stock Purchase Plan. For the year ended September 30, 2009, the effect of foreign exchange rate fluctuations on cash was a use of cash of approximately $174 thousand. This was due primarily to the significant reduction in the value of the British Pound and the Euro versus the U.S. Dollar.

The Company has estimated future benefit payment obligations of approximately $8.6 million related to pension and post- retirement plans in Germany, the U.K., and the U.S. The Company expects to contribute $448 thousand to the plans in 2010.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, sale of securities or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition or continue to effectively operate our business. See note 13 in the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding the Company’s line of credit facility.

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

Revenue recognition

The Company recognizes product revenue from customers at the time of transfer of title and risk of loss which is generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability of sales proceeds is reasonably assured. When significant performance obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled, unless the delivered element has standalone value and we have objective, reliable evidence of fair value of the undelivered elements. We include freight billed to our customers as sales and the related freight costs as cost of sales. The Company reduces revenue for estimated customer returns.

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. The allocation is based on vendor specific objective evidence and/or third party evidence of fair value which is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) the delivered element has standalone value; (3) there is objective and reliable evidence of fair value of the undelivered element; and (4) any remaining performance obligation is inconsequential or perfunctory. For example, in certain arrangements to provide hardware and services, the product is delivered; but, objective, reliable evidence of fair value of undelivered services that are considered more than inconsequential or perfunctory is not established. Therefore, revenue is deferred for the entire arrangement until the services are complete.

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

The following policies are applicable to the Company’s major categories of segment revenue transactions:

Systems Segment Revenue

Revenue in the Systems Segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company’s proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

From time to time we enter into multiple element arrangements in the Systems Segment. We follow the accounting policies described above for such arrangements.

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

Service and System Integration Segment Revenue

Revenue in the Service and System Integration Segment consists of product and service revenue.

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

Service revenue is comprised of information technology consulting development and maintenance services. Time and material service contract revenue is recognized as the services are rendered. Maintenance services revenue under services level agreements is recognized ratably over the period covered by the service level agreement. Fixed price professional services contract revenue is generally recognized upon completion of the professional services contract, or using percentage of completion for contracts where the cost of the services can be reliably estimated. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. For arrangements that include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

We sell certain third-party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 and otherwise required by U.S. Generally Accepted Accounting Principles (“GAAP”). We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the gross sales recognition method for the third-party service contracts that we sell, as we have determined that we act as a principal in these sales transactions.

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Engineering and development expenses also include third-party development and programming costs and the amortization of purchased software code. We consider technological feasibility for our software products is reached upon the release of the software and, accordingly, no internal software development costs have been capitalized.

Product Warranty Accrual

Our product sales generally include a 90-day to one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Income Taxes

We use the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We also reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. Valuation allowances are recorded against the gross deferred tax assets that management believes, after considering all available positive and negative objective evidence, historical and prospective, with greater weight given to historical evidence, that it is more likely than not that these assets will not be realized.

In addition, we are required to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Upon adoption of this standard on October 1, 2007, we were required to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Inventory

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Assets

We test goodwill annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. We recognize impairment losses to the extent that the carrying amount of goodwill exceeds its fair value. The impairment determination is made at the reporting unit level and consists of two steps.

First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end of each fiscal year. For the year ended September 30, 2009, we recorded a goodwill impairment charge for approximately $3.9 million. There was no impairment of goodwill for the year ended September 30, 2008.

Intangible assets other than goodwill that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2009. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized prospectively on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees, and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees, and have been for the two years ended September 30, 2009. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees, and have been for the two years ended September 30, 2009. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and are not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Recent Accounting Pronouncements

On October 1, 2008, we adopted the new fair value measurements accounting standard issued by the Financial Accounting Standards Board (the “FASB”), which established a single definition of fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The new standard also establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The impact of this standard is reflected on our consolidated financial statements for fiscal year 2009 for financial assets and liabilities, as required by this new standard. In February 2008, the FASB issued a pronouncement which delayed the effective date of the fair value measurement standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 (Fiscal year ending September 30, 2010 for the Company.) We do not expect that the adoption of the fair value measurement standards for non-financial assets and liabilities will have a material impact on our financial statements.

In December 2008, the FASB issued new accounting guidance entitled, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The new guidance requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this guidance requires disclosures similar to those required under the fair value accounting principles with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value (see Note 12). The disclosures under this new guidance are required for annual periods ending after December 15, 2009 (Fiscal year 2010 for the Company.) We are currently evaluating the requirements of these additional disclosures.

In June 2008, the FASB issued new accounting guidance entitled, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under the new guidance, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The new guidance is effective for fiscal years beginning after December 15, 2008 (Fiscal year ending September 30, 2010 for the Company.) The Company does not anticipate that this new guidance will have a material effect on basic or diluted EPS for the fiscal year ending September 30, 2010.

In April 2008, the FASB issued new accounting guidance entitled, “Determination of the Useful Life of Intangible Assets”. This new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under existing GAAP. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal year ending September 30, 2010 for the Company.) The Company does not anticipate that this new guidance will have any material impact upon its preparation of its financial statements.

In October 2009, the FASB issued new accounting guidance entitled, “Multiple—Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force.” This new guidance amends existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, and whether we will early-adopt the new standard for the fiscal year ending September 30, 2010.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2009 or 2008. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures.    The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making its assessment of internal control, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

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

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those discussed above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, 2007 Stock Incentive Plan and 1997 Employee Stock Purchase Plan (the “ESPP”). The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. The following table sets forth information as of September 30, 2009 regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	354,262	(1)	$6.62	257,235	(2)
Equity compensation plans not approved by security holders:	40,000		$2.70	—

Total	394,262		$6.22	257,235

(1)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(2)	Includes 191,200 shares available for future issuance under the incentive stock and stock option plans and 66,125 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2009 and 2008

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1

3.2	By-laws, as amended January 8, 1998		10-K	December 26, 2007	3.2

10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2

10.4*	1991 Incentive Stock Option Plan		10-K	December 29, 2008	10.4

10.5*	Employment Agreement with Mr. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B

10.10*	2010 Variable Compensation (Executive Bonus) and Base Programs dated November 10, 2009	X

21.1	Subsidiaries	X

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI Alexander R. Lupinetti	Chief Executive Officer, President and Chairman	December 22, 2009

/s/ GARY W. LEVINE Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 22, 2009

/s/ ROBERT A. STELLATO Robert A. Stellato	Vice President of Finance (Chief Accounting Officer)	December 22, 2009

/s/ J. DAVID LYONS J. David Lyons	Director	December 22, 2009

/s/ C. SHELTON JAMES C. Shelton James	Director	December 22, 2009

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	December 22, 2009

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	December 22, 2009

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements

Year Ended September 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CSP Inc.

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of CSP, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(T), and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Burlington, Massachusetts

December 22, 2009

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,904	$13,494
Short-term investments	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $298 in 2009 and $163 in 2008	7,410	11,470
Inventories	5,935	8,125
Refundable income taxes	1,160	1,774
Deferred income taxes	633	152
Other current assets	1,824	1,333

Total current assets	35,866	41,348

Property, equipment and improvements, net	832	1,003

Other assets:
Goodwill	—	3,941
Intangibles, net	800	913
Deferred income taxes	275	267
Cash surrender value of life insurance	2,460	2,251
Other assets	253	296

Total other assets	3,788	7,668

Total assets	$40,486	$50,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,530	$11,237
Short term note payable	—	1,501
Deferred revenue	2,059	3,645
Pension and retirement plans	447	397
Deferred income taxes	96	187
Income taxes payable	25	808

Total current liabilities	13,157	17,775
Pension and retirement plans	8,120	7,382
Deferred income taxes	146	553
Capital lease obligation	48	70
Other long term liabilities	320	291

Total liabilities	21,791	26,071

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,542 and 3,758 shares, respectively	36	38
Additional paid-in capital	11,325	11,812
Retained earnings	11,602	15,385
Accumulated other comprehensive loss	(4,268)	(3,287)

Total shareholders’ equity	18,695	23,948

Total liabilities and shareholders’ equity	$40,486	$50,019

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Years ended September 30,
	2009	2008
Sales:
Product	$67,237	$60,303
Services	16,120	16,479

Total sales	83,357	76,782

Cost of sales:
Product	56,609	50,311
Services	11,797	12,472

Total cost of sales	68,406	62,783

Gross profit	14,951	13,999

Operating expenses:
Engineering and development	1,970	2,171
Selling, general and administrative	13,969	13,279
Goodwill impairment	3,941	—

Total operating expenses	19,880	15,450

Operating loss	(4,929)	(1,451)

Other income (expense):
Interest income	225	682
Interest expense	(112)	(91)
Foreign exchange gain (loss)	(104)	19
Other income (expense), net	(36)	(27)

Total other income (expense), net	(27)	583

Loss before income tax benefit	(4,956)	(868)
Income tax benefit	(1,173)	(461)

Net loss	$(3,783)	$(407)

Net loss per share-basic	$(1.05)	$(0.11)

Weighted average shares outstanding-basic	3,594	3,783

Net loss per share-diluted	$(1.05)	$(0.11)

Weighted average shares outstanding-diluted	3,594	3,783

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2009 and 2008

(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive loss
Balance September 30, 2007	3,812	$39	$11,707	$15,236	$(1,648)	$25,334
Comprehensive loss:
Net loss	—	—	—	(407)	—	(407)	$(407)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(842)	(842)	(842)
Increase in minimum pension liability	—	—	—	—	(797)	(797)	(797)

Total comprehensive loss							$(2,046)

Effect of adoption of FIN 48 as of October 1, 2007	—	—	—	556	—	556
Exercise of stock options	31	—	126	—	—	126
Stock-based compensation	—	—	301	—	—	301
Issuance of shares under employee stock purchase plan	30	—	170	—	—	170
Tax benefit realized from share options exercised	—	—	265	—	—	265
Purchase of common stock	(115)	(1)	(757)	—	—	(758)

Balance September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive loss:
Net loss	—	—	—	(3,783)	—	(3,783)	$(3,783)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(302)	(302)	(302)
Increase in minimum pension liability	—	—	—	—	(679)	(679)	(679)

Total comprehensive loss							$(4,764)

Stock-based compensation	—	—	243	—	—	243
Issuance of shares under employee stock purchase plan	65	1	179	—	—	180
Restricted stock shares issued	23	—	22	—	—	22
Purchase of common stock	(304)	(3)	(931)	—	—	(934)

Balance September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695

See accompanying notes to consolidated financial statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,783)	$(407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	466	567
Amortization of intangibles	113	—
Loss on disposal of property, net	119	33
Foreign exchange loss	104	—
Goodwill impairment charge	3,941	—
Non-cash changes in accounts receivable	127	53
Deferred income taxes	(964)	140
Increase in cash surrender value life insurance	(86)	(56)
Stock based compensation expense	265	301
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,863	(472)
Decrease (increase) in inventories	2,175	(2,058)
Decrease (increase) in refundable income taxes	534	(1,629)
Decrease (increase) in other current assets	(458)	237
Decrease (increase) in other assets	147	(78)
Increase (decrease) in accounts payable and accrued expenses	(834)	2,024
Increase (decrease) in deferred revenue	(1,621)	231
Increase (decrease) in deferred compensation and retirement plans	(34)	(324)
Increase (decrease) in income taxes payable	(709)	1,158

Net cash provided by (used in) operating activities	3,365	(280)

Cash flows from investing activities:
Purchases of investments	—	(16,550)
Sale of investments	5,000	19,240
Life insurance premiums paid	(124)	(149)
Business acquired (note 2)	—	(2,443)
Purchases of property, equipment and improvements	(402)	(436)

Net cash provided by (used in) investing activities	4,474	(338)

Cash flows from financing activities:
Proceeds (payments) on short-term borrowings	(1,501)	1,501
Tax benefit realized from share options exercised	—	265
Proceeds from stock issued from exercise of options	—	126
Proceeds from issuance of shares under employee stock purchase plan	180	170
Purchase of common stock	(934)	(758)

Net cash provided by (used in) financing activities	(2,255)	1,304

Effects of exchange rate on cash	(174)	(879)

Net increase (decrease) in cash and cash equivalents	5,410	(193)
Cash and cash equivalents, beginning of year	13,494	13,687

Cash and cash equivalents, end of year	$18,904	$13,494

Supplementary cash flow information:
Cash paid for income taxes	$(613)	$(109)

Cash paid for interest	$(105)	$(89)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2009 and 2008

Organization and Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and System Integration segment.

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets. The translation adjustment for intercompany foreign currency loans that are of a long-term-investment nature is also reflected as accumulated other comprehensive income (loss). Currency transaction gains and losses are recorded as other income (expense) in the statements of operations.

Cash Equivalents

For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value Measurements

We follow current accounting standards for fair value measurements, which define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”, and establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

YEARS ENDED SEPTEMBER 30, 2009 and 2008

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

Investments

The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value at the purchase date. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities is reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. The fair value of available-for-sale investments are measured based on quoted market prices as of the end of the reporting period (ie., Level 1 inputs.)

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

Goodwill and Intangible Assets

We test goodwill annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. We recognize impairment losses to the extent that the carrying amount of goodwill exceeds its fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end of each fiscal year. For the year ended September 30, 2009, we recorded a goodwill impairment charge for approximately $3.9 million. There was no impairment of goodwill for the year ended September 30, 2008.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

Intangible assets other than goodwill that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2009. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

Property, Equipment and Improvements

The components of property, equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful life of the asset or the lease term. Repairs and maintenance costs are expensed as incurred. Property, equipment and improvements are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the fair value of Property, equipment and improvements is determined to be less than their carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized prospectively on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees, and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees, and have been for the two years ended September 30, 2009. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees, and have been for the two years ended September 30, 2009. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

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

Revenue Recognition

The Company recognizes product revenue from customers at the time of transfer of title and risk of loss which is generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability of sales proceeds is reasonably assured. When significant performance obligations remain after products are delivered, such as for installation, system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled, unless the delivered element has standalone value and we have objective, reliable evidence of fair value of the undelivered elements. We include freight billed to our customers as sales and the related freight costs as cost of sales. The Company reduces revenue for estimated customer returns.

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. The allocation is based on vendor specific objective evidence and/or third party evidence of fair value which is the price charged when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) the delivered element has

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

standalone value; (3) there is objective and reliable evidence of fair value of the undelivered element; and (4) any remaining performance obligation is inconsequential or perfunctory. For example, in certain arrangements to provide hardware and services, the product is delivered, however objective, reliable evidence of fair value of undelivered services that are considered more than inconsequential or perfunctory is not established, therefore revenue is deferred for the entire arrangement until the services are complete.

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

The following policies are applicable to the Company’s major categories of segment revenue transactions:

Systems Segment Revenue

Revenue in the Systems Segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company’s proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

From time to time we enter into multiple element arrangements in the Systems Segment. We follow the accounting policies described above for such arrangements.

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

Service and System Integration Segment Revenue

Revenue in the Service and System Integration Segment consists of product and service revenue.

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

Service revenue is comprised of information technology consulting development and maintenance services. Time and material service contract revenue is recognized as the services are rendered. Maintenance services revenue under services level agreements is recognized ratably over the period covered by the service level agreement. Fixed price professional services contract revenue is generally recognized upon completion of the professional services contract, or using percentage of completion for contracts where the cost of the services can be reliably estimated. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. For arrangements that include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by U.S. Generally Accepted Accounting Principles (“GAAP”). We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the gross sales recognition method for the third party service contracts that we sell, as we have determined that we act as a principal in these sales transactions.

Product Warranty Accrual

Our product sales generally include a 90-day to one-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Engineering and development expenses also include third-party development and programming costs and the amortization of purchased software code. We consider technological feasibility for our software products to be reached upon the release of the software, accordingly, no internal software development costs have been capitalized.

Income Taxes

We use the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We also reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. Valuation allowances are recorded against the gross deferred tax assets that management

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

believes, after considering all available positive and negative objective evidence, historical and prospective, with greater weight given to historical evidence, that it is more likely than not that these assets will not be realized.

In addition, we are required to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required in 2007. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Upon adoption of this standard on October 1, 2007, we were required to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Earnings per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the fully diluted weighted average common shares outstanding for the period. Fully diluted weighted average common shares outstanding reflects the maximum number of shares that would have been outstanding resulting from the assumed exercise and share repurchase related to dilutive stock options and other potential common shares.

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	Years Ended September 30,
	2009	2008
	(Amounts in thousands, except per share data)
Net loss	$(3,783)	$(407)

Weighted average number of shares outstanding—basic	3,594	3,783
Incremental shares from the assumed exercise of stock options	—	—

Weighted average number of shares outstanding—dilutive	3,594	3,783

Net loss per share—basic	$(1.05)	$(0.11)

Net loss per share—diluted	$(1.05)	$(0.11)

All anti-dilutive securities, including stock options, are excluded from the diluted earnings per share computation. For fiscal year 2009 and 2008, 348,000 and 268,000 shares, respectively, were excluded from the diluted earnings per share computation.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of common stock based on estimated fair values of stock-based payment awards on the date of grant. A stock option pricing model is used to determine the fair value of stock options and the fair value of nonvested share awards is the quoted market price of our common stock as quoted on the Nasdaq Global Market. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2009 and 2008 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $265 thousand and $301 thousand, respectively.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements.

New Accounting Pronouncements

On October 1, 2008, we adopted the new fair value measurements accounting standard issued by the Financial Accounting Standards Board (the “FASB”), which established a single definition of fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The new standard also establishes a framework for measuring fair value

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

and expands the disclosure requirements for fair value measurements. The impact of this standard is reflected on our consolidated financial statements for fiscal year 2009 for financial assets and liabilities, as required by this new standard. In February 2008, the FASB issued a pronouncement which delayed the effective date of the fair value measurement standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 (Fiscal year ending September 30, 2010 for the Company.) We do not expect that the adoption of the fair value measurement standards for non-financial assets and liabilities will have a material impact on our financial statements.

On April 1, 2009, the FASB issued new guidance entitled, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FASB guidance amends and clarifies Generally Accepted Accounting Principles (“GAAP”), for business combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that this new guidance will have any material impact upon its preparation of its financial statements.

In December 2008, the FASB issued new accounting guidance entitled, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The new guidance requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this guidance requires disclosures similar to those required under the fair value accounting principles with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this new guidance are required for annual periods ending after December 15, 2009 (fiscal year 2010 for the Company.) We are currently evaluating the requirements of these additional disclosures.

In June 2008, the FASB issued new accounting guidance entitled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the new guidance, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The new guidance is effective for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company.) The Company does not anticipate that this new guidance will have a material effect on basic or diluted EPS for the fiscal year ending September 30, 2010.

In April 2008, the FASB issued new accounting guidance entitled, “Determination of the Useful Life of Intangible Assets”. This new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under existing GAAP. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company.) The Company does not anticipate that this new guidance will have any material impact upon its preparation of its financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

In October 2009, the FASB issued new accounting guidance entitled, “Multiple—Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force.” This new guidance amends existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish verifiable, objective evidence of the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, and whether we will early-adopt the new standard for the fiscal year ending September 30, 2010.

In May 2009, the FASB new accounting guidance entitled, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted this new guidance upon issuance. This standard had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance entitled, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification became effective for interim and annual periods ending after September 15, 2009. The Codification is now the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification did not have an impact on our financial position or results of operations.

2.     Acquired Business

On September 25, 2008, the Company acquired substantially all of the assets of R2 Technology Services, Inc. (“R2”), through its Modcomp subsidiary, as part of its Service and System Integration business segment. R2 is an IT solutions and managed service provider that specializes in unified communications and IT security solutions. We acquired R2 to expand our 3rd party product and IT services offerings and for potential synergies which we may realize by cross selling our legacy and newly acquired product and service capabilities among the newly combined customer base. R2 is an established, profitable business with knowledge and expertise in providing unified communications and IT security solutions. These factors contributed to a purchase price that resulted in the recognition of goodwill. The Company paid total consideration of approximately $2.4 million to acquire substantially all of the assets of R2, of which $2 million was paid in cash at closing, $317 thousand was paid subsequently for net working capital items acquired, $36 thousand was incurred for transaction costs directly related to the acquisition, and approximately $90 thousand was incurred for the assumption of certain other liabilities. The purchase of R2 resulted in goodwill not subject to amortization for book purposes totaling approximately $1.1 million. We expect the goodwill will be deductible for income tax purposes.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The purchase price is allocated as follows:

(Amounts in Thousands)
Accounts receivable	$519
Prepaid expenses	3
Inventories	36
Less: Accounts payable	(241)

Working capital	$317
Goodwill	1,163
Customer list (amortized over 10 years)	820
Non-compete agreements (amortized over 3 years)	93
Property and equipment	50

Total purchase price	$2,443

The acquisition was accounted for as a business combination. The results of operations of R2 for the period September 26—September 30, 2008, and for the year ended September 30, 2009, are included in the Company’s consolidated statements of operations for the years ended September 30, 2009 and 2008.

The following tables sets forth pro forma financial information for the year ended September 30, 2008 as if R2 was acquired as of October 1, 2007:

	Actual	R2 Pro forma	Pro forma combined
	(Amounts inThousands, except per share data)
Revenue	$76,782	$7,247	$84,029
Net loss	(407)	(45)	(452)
Basic loss per Share	$(0.11)	$(0.01)	$(0.12)
Fully Diluted Earnings per Share	$(0.11)	$(0.01)	$(0.12)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

3.    Short-term Investments

At September 30, 2009 and 2008, Short-term investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
September 30, 2009
Closed end Funds:
Total	$—	$—	$—

September 30, 2008
Closed end Funds:
Blackrock Preferred Strategy Fund	$450	$—	$450
Student Loan Backed Auction Rate Securities:
Pennsylvania Higher Education Assistance Agency Bonds	1,100	—	1,100
Panhandle Plains Higher Education Authority, Inc. Bonds	2,050	—	2,050
Nelnet Student Loan Funding, LLC Asset-Backed Notes	1,400	—	1,400

Total	$5,000	$—	$5,000

	Short-term	Long-term	Total
September 30, 2009
Available-for-sale	$—	$—	$—

September 30, 2008
Available-for-sale	$5,000	$—	$5,000

Our investments in auction rate securities as of September 30, 2008, listed above totaling approximately $4.6 million were diversified across five separate issues and each issue maintained scheduled interest rate auctions in either 7-day or 28-day intervals. All of our auction rate securities were rated Aaa by Moody’s, AAA by Standard & Poor’s and/or AAA by Fitch, which are the highest ratings issued by each respective rating agency. These investments were issued by state agencies and are supported by student loans, for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”) or MBIA Insurance Co. The remaining $450 thousand was invested in a closed end, preferred auction security secured by the assets of the closed end funds. This closed end fund was legally required to maintain assets of 200% of the face value of the preferred auction securities.

On October 3, 2008, approximately $3.4 million of our auction rate securities, which were held at Bank of America, were redeemed at par value which was our carrying value. The remaining balance of our auction rate securities and closed end funds totaling approximately $1.6 million, which were held at Merrill Lynch, were redeemed as of January 20, 2009 at par value, which was our carrying value.

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the years ended September 30, 2009 and 2008.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

4.    Inventories

Inventories consist of the following:

	September 30,
	2009	2008
	(Amounts in thousands)
Raw materials	$1,285	$1,531
Work-in-process	871	202
Finished goods	3,779	6,392

Total	$5,935	$8,125

5.    Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2007	$(707)	$(941)	$(1,648)
Change in period	(842)	(703)	(1,545)
Tax effect of change in period	—	(94)	(94)

Balance September 30, 2008	$(1,549)	$(1,738)	$(3,287)
Change in period	(302)	(711)	(1,013)
Tax effect of change in period	—	32	32

Balance September 30, 2009	$(1,851)	$(2,417)	$(4,268)

The changes in the minimum pension liability are net of amortization of net (gain) loss of $(39) thousand in 2009 and $20 thousand in 2008 included in net periodic pension cost.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

6.    Income Taxes:

The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2009	2008
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$(4,197)	$(2,320)
Foreign	(759)	1,452

	$(4,956)	$(868)

Income tax expense (benefit):
Current:
Federal	$28	$(675)
State	31	(43)
Foreign	(519)	217

	(460)	(501)

Deferred:
Federal	(625)	48
State	(91)	10
Foreign	3	(18)

	(713)	40

	$(1,173)	$(461)

Reconciliation of “expected” income tax benefit to “actual” income tax benefit is as follows:

	Years Ended September 30,
	2009		2008
	(Dollar amounts in thousands)
Computed “expected” tax benefit	$(1,685)	(34.0)%	$(295)	(34.0)%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(40)	(0.8)%	(26)	(3.0)%
Foreign operations	(258)	(5.2)%	(295)	(34.0)%
Change in valuation allowance	900	18.2%	196	22.6%
Permanent differences	19	0.4%	30	3.4%
Inventory	(76)	(1.5)%	(77)	(8.9)%
Stock-based compensation	49	1.0%	50	5.7%
Federal net operating loss	(106)	(2.1)%	—	—
Write off of subsidiary	—	—	(105)	(12.1)%
Uncertain tax liability adjustment	28	0.5%	31	3.6%
Other items	(4)	(0.2)%	30	3.5%

Income tax benefit	$(1,173)	(23.7)%	$(461)	(53.2)%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The Company recorded a consolidated income tax benefit of $1.2 million in fiscal year 2009 reflecting an effective tax benefit rate of 23.7% compared to a tax benefit of $461 thousand in fiscal year 2008 with an effective tax rate of 53.2%. We utilized approximately $313 thousand of our net operating loss carryovers which were applied against our 2009 U.S. taxable income.

For the years ended September 30, 2009 and 2008, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2009	September 30, 2008
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,199	$2,409
Goodwill	1,052	—
Other reserves and accruals	273	312
Inventory capitalization and reserves	519	465
State credits, net of federal benefit	219	47
Federal and state net operating loss carryforwards	297	307
Federal capital loss carryover	—	10
Foreign net operating loss carryforwards	2,847	2,840
Foreign tax credits	44	44
Depreciation and amortization	203	236

Gross deferred tax assets	7,653	6,670
Less: valuation allowance	(6,745)	(6,251)

Realizable deferred tax asset	908	419
Deferred tax liabilities:
Goodwill	—	(378)
Pension	(146)	(175)
Reserves	(96)	(187)

Gross deferred tax liabilities	(242)	(740)

Net deferred tax assets (liabilities)	$666	$(321)

The deferred tax valuation allowance increased by $494 thousand, from $6.3 million at September 30, 2008, to $6.7 million at September 30, 2009. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined, by assessing both positive and negative evidence, whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2010 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2009 and 2008, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $4.2 million and $4.6 million, respectively which are available to offset future taxable income through 2027.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

As of September 30, 2009, the Company had U.K. net operating loss carryforwards of approximately $8.7 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.1 million and $3.3 million at September 30, 2009 and 2008, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

On October 1, 2007, we adopted provisions of the FASB interpretation “Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption of the interpretation, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption. The cumulative effect of adoption, as of October 1, 2007, resulted in an increase to retained earnings of $556 thousand.

As of October 1, 2007, the total amount of uncertain tax liabilities was $260 thousand, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
	(Amounts in thousands)
Balance, beginning of year	$291	$260
Increases in tax positions in the current year	—	3
Settlements	—	—
Accrued penalties and interest	29	28

Balance, end of year	$320	$291

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service is currently examining fiscal year 2007. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2006 through 2008, and believes that tax adjustments in any audited year will not be material.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2009	September 30, 2008
	(Amounts in thousands)
Leasehold improvements	$300	$295
Equipment	7,960	7,850
Automobiles	84	84

	8,344	8,229
Less accumulated depreciation and amortization	(7,512)	(7,226)

Property, equipment and improvements, net	$832	$1,003

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $466 thousand and $567 thousand for the years ended September 30, 2009 and 2008, respectively.

8.    Goodwill and Other Intangible Assets

Goodwill

The following table summarizes our goodwill as of September 30, 2009 and 2008 and the changes thereto for the years ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
	(Amounts in thousands)
Goodwill balance beginning of year	$3,941	$2,779
Additions to goodwill	—	1,162
Impairment charge	(3,941)	—

Goodwill balance end of year	$—	$3,941

The goodwill balance as of September 30, 2008 consisted of $2.8 million recognized in connection with the purchase of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003 and approximately $1.1 million recognized in connection with the purchase of substantially all the assets of R2 on September 25, 2008 (see Note 2). The goodwill as of September 30, 2009 and 2008 was within the Service and System Integration segment. The reporting unit for purposes of evaluating goodwill impairment was the Modcomp U.S. Systems and Solutions division.

As required by GAAP, we test goodwill for impairment annually and/or more frequently if events occur that indicate the impairment conditions may be present, to determine whether there has been an impairment to the fair value of our reporting unit that includes goodwill. The estimated fair value of the reporting unit with goodwill is based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies. Based upon the results of our appraisal and valuation activities in connection with our annual goodwill impairment test, we determined that the reporting unit’s estimated fair value was below its carrying value. We then calculated the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the reporting unit. As a result of this process we determined that the fair value of

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

goodwill was $0 as of September 30, 2009. The carrying value of goodwill prior to any impairment charges was approximately $3.9 million. Accordingly, we recorded an impairment charge of approximately $3.9 million as shown in the table above.

The global economic downturn led to significant market volatility and a reduction in the Company’s profitability in the second half of fiscal 2009. These changes to market and business conditions caused lower multiples and resulted in our lowering our projected forecast for 2010 and beyond. The fair value of our Systems and Solutions reporting unit declined due to these deteriorating market and business conditions, which ultimately resulted in a $3.9 million non-cash impairment charge to our goodwill as of September 30, 2009.

Intangible Assets

The Company acquired intangible assets in connection with the acquisition of R2 on September 25, 2008 (see Note 2). As of September 30, 2009 and 2008 intangible assets is as follows:

	September 30, 2009				September 30, 2008
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	9 years	$820	$82	$738	10 years	$820	—	$820
Non-Compete agreements	2 years	93	31	62	3 years	93	—	93

Total	8.5 years	$913	$113	$800	9.3 years	$913	—	$913

Amortization expense on these intangible assets was $113 thousand and $0 for fiscal 2009 and 2008, respectively. Amortization for fiscal 2008 was negligible due to the acquisition occurring within 6 days of the fiscal year ended September 30, 2008.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2010	$113
2011	113
2012	82
2013	82
2014	82
Thereafter	328

Total	$800

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2009	2008
	(Amounts in thousands)
Accounts payable	$6,901	$7,822
Commissions	128	137
Compensation and fringe benefits	1,428	1,465
Professional fees and shareholders’ reporting costs	645	624
Taxes, other than income	368	291
Warranty	157	167
Current portion of capital lease	16	21
Other	887	710

	$10,530	$11,237

10.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1991Plan and the 1997 Plan have expired no further awards will be issued under these plans. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. As of September 30, 2009, there were 10,000 shares available to be granted under the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2009, there were 181,200 shares available to be granted under the 2007 Plan. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company’s stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 191,200 as of September 30, 2009.

Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors, have historically been cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal 2009, the Company granted its Chief Executive Officer and non-employee directors shares of nonvested common stock instead of stock options. The vesting periods for the Chief Executive Officer’s and directors’ nonvested stock award are three years and one year, respectively.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2009 and 2008 related to stock options and nonvested stock granted to employees and non-employee directors under the company’s stock incentive and employee stock purchase plans totaled approximately $265 thousand and $301 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years ended
	September 30, 2009	September 30, 2008
	(Amounts in thousands)
Cost of sales	$9	$10
Engineering and development	35	41
Selling, general and administrative	221	250

Total	$265	$301

For the year ended September 30, 2009, the Company granted 12,250 share options to certain key employees, 13,300 nonvested shares to its Chief Executive Officer and 10,000 nonvested shares to its non-employee directors. For the year ended September 30, 2008, the Company granted 54,000 share options to employees, and 10,000 shares to non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options, at the time of grant. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The table below summarizes the assumptions used to value these options:

Years ended
	September 30, 2009	September 30, 2008
Expected volatility	57%	59%
Expected dividend yield	—	—
Risk-free interest rate	1.55%-1.73%	2.18%-3.87%
Expected term (in years)	6.1-7.6	3.0-7.9

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

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2009 and 2008.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2009 and 2008 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2009.

The following tables provide summary data of stock option and award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding September 30, 2007	426,156	$6.57	—	—
Granted	64,000	$6.39	—	—
Expired	(19,223)	$7.19	—	—
Forfeited	(1,938)	$8.54	—	—
Exercised	(31,313)	$4.03	—	—

Outstanding at September 30, 2008	437,682	$6.69	—	—
Granted	12,250	$2.99	—	—
Expired	(78,970)	$6.50	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2009	370,962	$6.61	4.35 Years	$45

Exercisable at September 30, 2009	303,648	$6.68	3.50 Years	$37
Vested and expected to vest at September 30, 2009	370,962	$6.61	4.35 Years	$45

The weighted average grant date fair value of share options granted during the years ended September 30, 2009 and 2008 was $1.71 and $3.69, respectively. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2009 and 2008 was zero (there were no stock options exercised in fiscal 2009) and $85 thousand, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2009, and changes during the year ended September 30, 2009, is presented below:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Nonvested shares outstanding at September 30, 2008	—	—	—	—
Activity in 2009
Granted	23,300	$3.17	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested shares outstanding at September 30, 2009	23,300	$3.17	1.42 Years	$85
Exercisable at September 30, 2009	—	—	—	—

Vested and expected to vest at September 30, 2009	23,300	$3.17	1.42 Years	$85

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

As of September 30, 2009, there was $253 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the companies stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2 years. The total fair value of shares vested during the years ended September 30, 2009 and 2008 was $194 thousand and $232 thousand, respectively.

11.    Stock Purchase Plan

In October 1997, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the “1997 Purchase Plan”), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Compensation expense recorded for shares issued pursuant to the 1997 Purchase Plan for the years ended September 30, 2009 and 2008 was approximately $75 thousand and $60 thousand, respectively. For the years ended September 30, 2009 and 2008, 64,888 and 30,126 shares were issued pursuant to the 1997 Purchase Plan, respectively. Since inception of the plan, 266,625 shares have been issued, and there are 66,125 shares available for future issuance under the 1997 Purchase Plan as of September 30, 2009.

12.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees, and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees, and have been for the two years ended September 30, 2009. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees, and have been for the two years ended September 30, 2009. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.7 million and $1.6 million as of September 30, 2009 and 2008, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

At September 30, 2009, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $7.4 million. The Company’s investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The portfolio is managed to achieve optimal diversity. The following table presents the percentages of the fair value of plan assets by investment category as of September 30, 2009:

Percentage of plan assets
Equity securities	79.6%
Debt securities	11.4%
Cash	9.0%

Total	100.0%

As of September 30, 2009, our actual asset mix approximated our target mix.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2009	2008	2009	2008
Discount rate:	5.75%	7.50%	5.63%	6.66%
Expected return on plan assets:	—%	—%	6.20%	7.10%
Rate of compensation increase:	—%	—%	1.17%	1.62%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2009	2008	2009	2008
Discount rate:	7.5%	6.25%	6.66%	5.67%
Expected return on plan assets:	—%	—%	7.10%	6.80%
Rate of compensation increase:	—%	—%	1.62%	1.90%

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

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The Company’s U.K. plan is invested in low-cost balanced funds and aims to produce consistent investment performance in-line with average U.K. pension funds.

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revises these assumptions based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$54	$7	$61	$84	$8	$92
Interest cost	689	147	836	794	138	932
Expected return on plan assets	(456)	—	(456)	(650)	—	(650)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	9	(30)	(21)	—	19	19

Net periodic benefit cost	$296	$124	$420	$228	$165	$393

Post Retirement:
Service cost	$—	$13	$13	$—	$64	$64
Interest cost	—	66	66	—	52	52
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	(18)	(18)	—	1	1

Net periodic benefit cost	$—	$61	$61	$—	$117	$117

Pension:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$277	$182	$459	$908	$(146)	$762
Post Retirement:
Increase (decrease) in minimum liability included in comprehensive income (loss)	—	252	252	—	(59)	(59)

Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$277	$434	$711	$908	$(205)	$703

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The following table presents an analysis of the changes in 2009 and 2008 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$12,371	$1,966	$14,337	$14,144	$2,214	$16,358
Service cost	54	7	61	84	8	92
Interest cost	689	147	836	794	138	932
Changes in actuarial assumptions	854	151	1,005	(907)	(128)	(1,035)
Foreign exchange impact	(808)	—	(808)	(1,489)	—	(1,489)
Benefits paid	(391)	(260)	(651)	(255)	(266)	(521)

Projected benefit obligation at end of year	$12,769	$2,011	$14,780	$12,371	$1,966	$14,337

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,444	$—	$7,444	$9,830	$—	$9,830
Actual gain (loss) on plan assets	796	—	796	(1,428)	—	(1,428)
Company contributions	289	260	549	467	266	733
Foreign exchange impact	(729)	—	(729)	(1,170)	—	(1,170)
Benefits paid	(390)	(260)	(650)	(255)	(266)	(521)

Fair value of plan assets at end of year	$7,410	$—	$7,410	$7,444	$—	$7,444

Funded status	$(5,359)	$(2,011)	$(7,370)	$(4,927)	$(1,966)	$(6,893)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$(5,359)	$(2,011)	$(7,370)	$(4,927)	$(1,966)	$(6,893)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$885	$885	$—	$826	$826
Service cost	—	13	13	—	64	64
Interest cost	—	66	66	—	52	52
Changes in actuarial assumptions	—	233	233	—	(57)	(57)
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$1,197	$1,197	$—	$885	$885

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$(1,197)	$(1,197)	$—	$(885)	$(885)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$—	$(1,197)	$(1,197)	$—	$(885)	$(885)

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(5,359)	$(2,011)	$(7,370)	$(4,928)	$(1,966)	$(6,894)
Deferred tax	(145)	—	(145)	(174)	—	(174)
Accumulated other comprehensive income	2,131	90	2,221	1,883	(91)	1,792

Net amount recognized	$(3,373)	$(1,921)	$(5,294)	$(3,219)	$(2,057)	$(5,276)

Post Retirement:
Accrued benefit liability	$—	$(1,197)	$(1,197)	$—	$(885)	$(885)
Deferred tax	—	—	—	—	—	—
Accumulated other comprehensive income	—	196	196	—	(54)	(54)

Net amount recognized	$—	$(1,001)	$(1,001)	$—	$(939)	$(939)

Total pension and post retirement:
Accrued benefit liability	$(5,359)	$(3,208)	$(8,567)	$(4,928)	$(2,851)	$(7,779)
Deferred tax	(145)	—	(145)	(174)	—	(174)
Accumulated other comprehensive income	2,131	286	2,417	1,883	(145)	1,738

Net amount recognized	$(3,373)	$(2,922)	$(6,295)	$(3,219)	$(2,996)	$(6,215)

Accumulated Benefit Obligation:
Pension	$(12,677)	$(2,011)	$(14,688)	$(12,236)	$(1,966)	$(14,202)
Post Retirement	—	(1,197)	(1,197)	—	(885)	(885)

Total accumulated benefit obligation	$(12,677)	$(3,208)	$(15,885)	$(12,236)	$(2,851)	$(15,087)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2009	2008
	(Amounts in thousands)
Current accrued benefit liability	$447	$397
Noncurrent accrued benefit liability	8,120	7,382

Total accrued benefit liability	$8,567	$7,779

As of September 30, 2009 and 2008 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $2.4 million and $1.7 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2009, is approximately $171 thousand.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

Contributions

The Company expects to contribute $447 thousand to its pension plans for fiscal 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2010	$573
2011	642
2012	694
2013	703
2014	773
Thereafter	4,573

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $178 thousand and $220 thousand for the years ended September 30, 2009 and 2008, respectively.

13.    Line of Credit

As of September 30, 2009, the Company maintained a line of credit note that allowed for borrowings of up to $1.0 million. (As of September 30, 2008 the Company’s line of credit allowed for borrowings of up to $2.5 million; however, the line of credit agreement was amended during fiscal 2009 to reduce the revolving credit maximum amount to $1.0 million.) Availability under the facility is reduced by outstanding letters of credit issued thereunder. The interest rate on outstanding borrowings is equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 2.5% with a floor of 4%. The maturity date under the credit agreement is the date the lender demands repayment of all the revolving credit loans made thereunder.

The credit note contains financial and non-financial covenants. The covenants include a requirement to maintain (i) a level of $25 thousand in operating cash flow for the trailing twelve months from the end of each fiscal quarter; (ii) a minimum debt service coverage ratio of 1.25 and (iii) a minimum current ratio excluding inventory from current assets of 1.5 at the end of each fiscal quarter. The Company’s operating cash flow and debt service coverage ratio did not meet these criteria as of September 30, 2009. The lender waived compliance with those specific covenants for the year ended and as of September 30, 2009. The waiver amended the terms of the credit agreement by way of converting it into a demand note, such that any borrowings under the credit agreement shall be payable on demand by the lender. In addition, the terms were amended such that any borrowings under the credit agreement shall be made at the sole discretion of the lender. The Company was in compliance with all other covenants for the year ended September 30, 2009.

The outstanding balance under this credit facility as of September 30, 2009 and September 30, 2008 was $0 and $1.5 million, respectively.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

14.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases, and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2010	$1,193
2011	536
2012	409
2013	259
2014	259

$2,656

Occupancy expenses under the operating leases approximated $1.6 million in 2009 and $1.7 million in 2008.

Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. Pursuant to the aforementioned authorization and an authorization by our board of directors on November 13, 2007 to purchase 250 thousand shares, the Company repurchased approximately 305 thousand shares of its outstanding common stock during the year ended September 30, 2009. As of September 30, 2009, approximately 240 thousand shares remain authorized to repurchase under its stock repurchase program.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

15.    Segment and Geographical Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Years Ended September 30,	Systems Segment	Germany	UK	US	Total	Consolidated Total
	(Amounts in thousands)
2009
Sales:
Product	$6,055	$15,588	$153	$45,441	$61,182	$67,237
Service	1,932	9,339	2,048	2,801	14,188	16,120

Total sales	7,987	24,927	2,201	48,242	75,370	83,357

Profit (loss) from operations	(684)	(728)	112	(3,629)	(4,245)	(4,929)
Assets	13,564	11,953	4,163	10,806	26,922	40,486
Capital expenditures	61	249	13	79	341	402
Depreciation	182	124	27	133	284	466

2008
Sales:
Product	$4,633	$21,989	$—	$33,681	$55,670	$60,303
Service	324	11,025	3,003	2,127	16,155	16,479

Total sales	4,957	33,014	3,003	35,808	71,825	76,782

Profit (loss) from operations	(3,803)	948	331	1,073	2,352	(1,451)
Assets	15,827	12,559	4,813	16,820	34,192	50,019
Capital expenditures	105	168	99	64	331	436
Depreciation	223	126	37	181	344	567

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of interest income/expense and foreign exchange gain/loss.

All intercompany transactions have been eliminated.

The following table details the Company’s sales by operating segment for fiscal years September 30, 2009 and 2008. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2009	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$5,799	$—	$2,188	$7,987	10%
Service and System Integration	47,949	27,387	34	75,370	90%

Total	$53,748	$27,387	$2,222	$83,357	100%

% of Total	64%	33%	3%	100%

2008	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$2,667	$31	$2,259	$4,957	6%
Service and System Integration	34,670	35,961	1,194	71,825	94%

Total	$37,337	$35,992	$3,453	$76,782	100%

% of Total	49%	47%	4%	100%

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008
	(Amounts in thousands)
North America	$1,116	$5,464
Europe	516	393

Totals	$1,632	$5,857

Deferred tax assets by geographic location at September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008
	(Amounts in thousands)
North America	$400	$152
Europe	508	267

Totals	$908	$419

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2009 and 2008.

	Years Ended
	September 30, 2009		September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in thousands)
Atos Origin GmbH	$5.0	6%	$9.8	13%

16.    Restructuring Expense

In connection with reductions in workforce in the German and U.K. divisions of Modcomp, the Company accrued a restructuring charge of approximately $268 thousand in the fourth quarter of fiscal 2009, which was charged to services cost of sales expense. This amount consists of termination payments to affected employees.

17.    Loss Contingency

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the event results in an outcome that has greater adverse consequences to us than management expects, then we may have to record additional charges in future periods.

The Company’s U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, is currently working to resolve a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

U.S. was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp U.S. and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available.

The Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer before we will be able to agree on a final adjustment with respect to these remaining transactions.

We accrued approximately $337 thousand in additional cost of sales, approximately $174 thousand of which was paid to the Hardware Manufacturer under the settlement referred to above. We also reduced commissions and income tax expense by approximately $98 thousand and $103 thousand, for a net impact of approximately $137 thousand of additional net loss, for the year ended September 30, 2009, in connection with the Dispute. These amounts represent our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review. Our estimate is based on the assumption that all of the transactions still under review will be resolved in substantially the same manner that the settled transactions have been, because management believes that the facts and circumstances of the transactions still under review are the same as for the transactions that have been settled. However, the Hardware Manufacturer has advised us that it will need more time to review the remaining affected transactions, and accordingly has not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there exists a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute. The Company has assessed that an additional contingent loss related to the Hardware Manufacturer is reasonably possible. Therefore, an accrual has not been recorded for the loss contingency. For loss contingencies that are assessed at the reasonably possible level, the loss contingency must be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, we estimate the range of the loss contingency associated with the Dispute is between $0 and $389 thousand.

18.    Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2009 Fair Value Measurements Using					September 30, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)	Total Balance
	(Amounts in thousands)
Assets:
Money Market funds	$6,840	$—	$—	$6,840	$—	$1,327
Auction rate securities	—	—	—	—	—	5,000

Total assets measured at fair value	$6,840	$—	$—	$6,840	$—	$6,327

The assets are included in cash and cash equivalents and short term investments in the accompanying consolidated balance sheets. All other monetary assets and liabilities are short-term in nature and approximate their fair value.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 and 2008

The Company had no liabilities measured at fair value as of September 30, 2009. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2009.

19.    Subsequent Events

The Company evaluated subsequent events through December 22, 2009, when the financial statements were issued.