Form 10-Q
period 2009-12-31
CSP INC /MA/
filed 2010-02-16
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 27, 2010 the registrant had 3,587,925 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009	3

	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2009 and 2008	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended December 31, 2009	5

	Consolidated Statements of Cash flows (unaudited) for the three months ended December 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,784	$18,904
Accounts receivable, net of allowances of $277 and $298	10,734	7,410
Inventories	7,172	5,935
Refundable income taxes	1,681	1,160
Deferred income taxes	643	633
Other current assets	1,463	1,824
Total current assets	36,477	35,866
Property, equipment and improvements, net	775	832

Other assets:
Intangibles, net	772	800
Deferred income taxes	269	275
Cash surrender value of life insurance	2,549	2,460
Other assets	258	253
Total other assets	3,848	3,788
Total assets	$41,100	$40,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,526	$10,530
Deferred revenue	1,359	2,059
Pension and retirement plans	457	447
Deferred income taxes	73	96
Income taxes payable	34	25
Total current liabilities	14,449	13,157
Pension and retirement plans	8,124	8,120
Deferred income taxes	142	146
Capital lease obligation	48	48
Other long-term liabilities	327	320
Total liabilities	23,090	21,791

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,587 and 3,542 shares, respectively	36	36
Additional paid-in capital	11,441	11,325
Retained earnings	10,860	11,602
Accumulated other comprehensive loss	(4,327)	(4,268)
Total shareholders’ equity	18,010	18,695
Total liabilities and shareholders’ equity	$41,100	$40,486

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2009	December 31, 2008
Sales:
Product	$15,245	$18,412
Services	3,416	5,648
Total sales	18,661	24,060

Cost of sales:
Product	13,616	16,071
Services	2,741	3,245
Total cost of sales	16,357	19,316
Gross profit	2,304	4,744

Operating expenses:
Engineering and development	472	539
Selling, general and administrative	3,057	3,740
Total operating expenses	3,529	4,279

Operating income (loss)	(1,225)	465

Other income (expense):
Foreign exchange gain (loss)	(7)	35
Other income (expense), net	(13)	100
Total other income (expense), net	(20)	135
Income (loss) before income taxes	(1,245)	600
Income tax expense (benefit)	(503)	242
Net income (loss)	$(742)	$358
Net income (loss) per share – basic	$(0.21)	$0.09
Weighted average shares outstanding – basic	3,536	3,758
Net income (loss) per share – diluted	$(0.21)	$0.09
Weighted average shares outstanding – diluted	3,536	3,766

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2009
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive loss
Balance as of September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695
Comprehensive loss:
Net loss	—	—	—	(742)	—	(742)	$(742)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(59)	(59)	(59)
Total comprehensive loss	—	—	—	—	—	—	$(801)

Stock-based compensation	—	—	53	—	—	53
Issuance of shares under employee stock purchase plan	24	—	62	—	—	62
Restricted stock shares issued	21	—	1	—	—	1
Balance as of December 31, 2009	3,587	$36	$11,441	$10,860	$(4,327)	$18,010

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(742)	$358
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	98	128
Amortization of intangibles	28	28
Foreign exchange (gain) loss	7	(35)
Non-cash changes in accounts receivable	(22)	4
Deferred income taxes	(38)	11
Stock-based compensation expense	54	76
Increase in cash surrender value of life insurance	(28)	(16)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,417)	(1,450)
Decrease (increase) in inventories	(1,235)	614
Decrease (increase) in refundable income taxes	(534)	947
Decrease (increase) in other current assets	351	249
Decrease (increase) in other assets	(5)	104
Increase (decrease) in accounts payable and accrued expenses	2,110	(1,356)
Increase (decrease) in deferred revenue	(693)	(1,664)
Increase (decrease) in pension and retirement plans liability	57	36
Increase (decrease) in income taxes payable	7	473
Increase (decrease) in other long term liabilities	(14)	—
Net cash used in operating activities	(4,016)	(1,493)

Cash flows from investing activities:
Sale of investments	—	3,500
Life insurance premiums paid	(62)	(61)
Purchases of property, equipment and improvements	(50)	(109)
Net cash provided by (used in) investing activities	(112)	3,330

Cash flows from financing activities:
Payments on short-term borrowings	—	(1,501)
Proceeds from issuance of shares under employee stock purchase plan	62	79
Purchase of common stock	—	(216)
Net cash provided by (used in) financing activities	62	(1,638)
Effects of exchange rate on cash	(54)	(1,035)
Net decrease in cash and cash equivalents	(4,120)	(836)
Cash and cash equivalents, beginning of period	18,904	13,494
Cash and cash equivalents, end of period	$14,784	$12,658

Supplementary cash flow information:
Cash paid for income taxes	$89	$83

Cash paid for interest	$89	$96

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

3.	New Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued new accounting guidance entitled, “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force.” This new guidance amends existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish verifiable, objective evidence of the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This pronouncement is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.

The Company has adopted this standard as of October 1, 2009.  The disclosures included in this Note 3 are required pursuant to this new standard.

Description of multiple-deliverable arrangements

In most cases, our multiple-deliverable arrangements involve initial shipment of hardware and software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of product. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Typically, we are not able to determine VSOE or third-party evidence, therefore, estimated selling price is typically used to allocate revenue to the various elements in an arrangement.   Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values. Typically, product revenue elements are recognized upon shipment, or when risk of loss passes to the customer, and services elements are recognized upon completion for fixed-price service arrangements and upon performance for time and materials service arrangements.

Impact of Adoption of New Standard

Adoption of the new revenue recognition guidance for multiple-deliverable arrangements has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because we are typically not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, however, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognized the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for the three months ended December 31, 2009 was that $261 thousand more revenue was recognized using the newly adopted guidance than would have been recognized had we not adopted the new standard.

Earnings Per Share

In June 2008, the FASB issued new accounting guidance entitled, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under the new guidance, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The new guidance is effective for fiscal years beginning after December 15, 2008 (Fiscal year ending September 30, 2010 for the Company.) The new disclosures required pursuant to this new guidance are included in Note 4 – Earnings Per Share of Common Stock below.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company’s reported net income (loss) is as follows:

	For the three months ended
	December 31, 2009	December 31, 2008
	(Amounts in thousands except per share data)
Net Income (loss)	$(742)	$358
Weighted average number of shares outstanding – basic	3,536	3,758
Incremental shares from the assumed exercise of stock options	—	8
Weighted average number of shares outstanding – diluted	3,536	3,766
Net income (loss) per share – basic	$(0.21)	$0.09
Net income (loss) per share – diluted	$(0.21)	$0.09

All anti-dilutive securities, including stock options are excluded from the diluted income per share computation. For the three months ended December 31, 2009, 286 thousand options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.  For the three months ended December 31, 2008, approximately 8 thousand options were included in the diluted net income per share calculation and 331 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

In accordance with new accounting guidance as described in Note 3 above, we are required to present earnings per share utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents, which are considered participating securities. For the three months ended December 31, 2009 and 2008, basic and fully diluted weighted average unvested share-based payment shares outstanding were 40 thousand and 2 thousand, respectively.  For the three months ended December 31, 2009, the loss per unvested share under the two class method was $0.21 per share.   For the three months ended December 31, 2008, the earnings per unvested share under the two class method was $0.09 per share.

5.	Inventories

Inventories consist of the following:

	December 31, 2009	September 30, 2009
	(Amounts in thousands)
Raw materials	$1,351	$1,285
Work-in-process	1,326	871
Finished goods	4,495	3,779
Total	$7,172	$5,935

6.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended
	December 31, 2009	December 31, 2008
	(Amounts in thousands)
Net income (loss)	(742)	358
Effect of foreign currency translation	(59)	(652)
Minimum pension liability	—	—
Comprehensive loss	$(801)	$(294)

The components of Accumulated Other Comprehensive Loss are as follows:

	December 31, 2009	September 30, 2009
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,910)	$(1,851)
Additional minimum pension liability	(2,417)	(2,417)
Accumulated Other Comprehensive Loss	$(4,327)	$(4,268)

7.	Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2009			2008
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$16	$2	$18	$13	$2	$15
Interest cost	177	29	206	173	37	210
Expected return on plan assets	(116)	—	(116)	(114)	—	(114)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net (gain) loss	11	8	19	(2)	(8)	(10)
Net periodic benefit cost	$88	$39	$127	$70	$31	$101

Post Retirement:
Service cost	$—	$5	$5	$—	$3	$3
Interest cost	—	17	17	—	17	17
Amortization of net (gain) loss	—	16	16	—	(5)	(5)
Net periodic benefit cost	$—	$38	$38	$—	$15	$15

8.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months December 31,	Systems Segment	Germany	UK	US	Total	Consolidated Total
	(Amounts in thousands)
2009
Sales:
Product	$393	$4,214	$25	$10,613	$14,852	$15,245
Service	61	2,455	386	514	3,355	3,416
Total sales	454	6,669	411	11,127	18,207	18,661
Profit (loss) from operations	(1,294)	1	(5)	73	69	(1,225)
Assets	13,192	11,355	4,124	12,429	27,908	41,100
Capital expenditures	10	32	4	4	40	50
Depreciation	33	35	7	23	65	98

2008
Sales:
Product	$259	$5,166	$154	$12,833	$18,153	$18,412
Service	1,460	2,444	613	1,131	4,188	5,648
Total sales	1,719	7,610	767	13,964	22,341	24,060
Profit (loss) from operations	(137)	9	64	529	602	465
Assets	13,927	10,964	4,051	16,311	31,326	45,253
Capital expenditures	8	38	7	56	101	109
Depreciation	50	27	7	44	78	128

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three  month periods ended December 31, 2009 and 2008.

	For the Three Months Ended
	December 31, 2009		December 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Vodafone	$2.6	14%	$0.6	2%
Verio	$2.0	11%	$1.6	7%
Taylor Bean & Whitaker	$-	-%	$2.6	11%

9.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of December 31, 2009
	(Amounts in thousands)
Assets:
Money Market funds	$6,315	$—	$—	$6,315	$—
Total assets measured at fair value	$6,315	$—	$—	$6,315	$—

	As of September 30, 2009
	(Amounts in thousands)
Assets:
Money Market funds	$6,840	$—	$—	$6,840	$—
Total assets measured at fair value	$6,840	$—	$—	$6,840	$—

The assets are included in cash and cash equivalents  in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of December 31, 2009. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2009.

10.	Loss Contingency

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

The Company’s U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, is currently working to resolve a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp U.S. was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp U.S. and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available.

The Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer before we will be able to agree on a final adjustment with respect to these remaining transactions.

We accrued approximately $337 thousand in additional cost of sales, approximately $174 thousand of which was paid to the Hardware Manufacturer under the settlement referred to above. We also reduced commissions and income tax expense by approximately $98 thousand and $103 thousand, for a net impact of approximately $137 thousand of additional net loss, for the year ended September 30, 2009, in connection with the Dispute. These amounts represent our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review, and are included in our accrued expense balance as of December 31, 2009. Our estimate is based on the assumption that all of the transactions still under review will be resolved in substantially the same manner that the settled transactions have been, because management believes that the facts and circumstances of the transactions still under review are the same as for the transactions that have been settled. However, the Hardware Manufacturer has advised us that it will need more time to review the remaining affected transactions, and accordingly has not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there exists a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute. The Company has assessed that an additional contingent loss related to the Hardware Manufacturer is reasonably possible. Therefore, an accrual has not been recorded for the loss contingency. For loss contingencies that are assessed at the reasonably possible level, the loss contingency must be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, we estimate the range of the loss contingency associated with the Dispute is between $0 and $389 thousand.

11.	Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. As of December 31, 2009, approximately 240 thousand shares remain authorized to repurchase under its stock repurchase program.  The Company did not repurchase any shares of common stock during the quarter ended December 31, 2009.

12.	Subsequent Events

The Company evaluated subsequent events through February 15, 2010, when the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill, income taxes, deferred compensation and retirement plans, and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2009 Results of Operations

Highlights include:

•	Revenue decreased by approximately $5.4 million, or 22%, to $18.7 million for the quarter ended December 31, 2009 versus $24.1 million for the quarter ended December 31, 2008.

•	For the three months ended December 31, 2009, we had an operating loss of approximately $1.2 million versus operating income of approximately $465 thousand for the quarter ended December 31, 2008.

•	For the three months ended December 31, 2009, the net loss was approximately $742 thousand versus net income of approximately $358 thousand for the quarter ended December 31, 2008.

The following table details our results of operations in dollars and as a percentage of sales for the quarters ended December 31, 2009 and 2008:

	December 31, 2009	% of sales	December 31, 2008	% of sales
	(Dollar amounts in thousands)
Sales	$18,661	100%	$24,060	100%
Costs and expenses:
Cost of sales	16,357	88%	19,316	80%
Engineering and development	472	3%	539	2%
Selling, general and administrative	3,057	16%	3,740	16%
Total costs and expenses	19,886	107%	23,595	98%
Operating income (loss)	(1,225)	(7)%	465	2%
Other income (expense)	(20)	—%	135	1%
Income (loss) before income taxes	(1,245)	(7)%	600	3%
Income tax expense (benefit)	(503)	(3)%	242	1%
Net income (loss)	$(742)	(4)%	$358	2%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2009:
Product	$393	$14,852	$15,245	82%
Services	61	3,355	3,416	18%
Total	$454	$18,207	$18,661	100%
% of Total	2%	98%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2008:
Product	$259	$18,153	$18,412	77%
Services	1,460	4,188	5,648	23%
Total	$1,719	$22,341	$24,060	100%
% of Total	7%	93%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$134	$(3,301)	$(3,167)	(17)%
Services	(1,399)	(833)	(2,232)	(40)%
Total	$(1,265)	$(4,134)	$(5,399)	(22)%
% decrease	(74)%	(19)%	(22)%

As shown above, total revenues decreased by approximately $5.4 million, or 22%, for the quarter ended December 31, 2009 compared to the same period of fiscal year 2009. Revenue in the Systems segment decreased in the current year quarter versus the prior year quarter by approximately $1.3 million, while revenues in the Service and System Integration segment decreased by approximately $4.1 million, resulting in the overall decrease of $5.4 million.

Product revenues decreased by approximately $3.2 million, or 17% for the quarter ended December 31, 2009 compared to the comparable period of fiscal 2009. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $134 thousand over the prior year quarter, and a decrease in product revenues in the Service and System Integration segment of approximately $3.3 million versus the prior year quarter.

The increase in the Systems segment product revenues of approximately $134 thousand for the quarter ended December 31, 2009 versus the comparable period in fiscal 2009 was primarily the result of an increase in shipments to Kyokuto Boeki Kaisha (“KBK”) of approximately $342 thousand offset by decreases in sales to Lockheed Martin and BAE totaling approximately $154 thousand.

The decrease in the Service and System Integration segment product sales of approximately $3.3 million was due to decreased product sales in the US division of the segment of approximately $2.2 million, and a decrease of approximately $1.0 million in the segment’s German division. The decrease in the US was primarily attributable to the loss of a major customer, which filed for bankruptcy protection during the prior fiscal year.  Product sales to this customer for the fiscal quarter ended December 31, 2008 were $2.6 million.  The decrease in Germany was from lower sales volume of approximately $1.4 million in constant dollars, offset by a favorable exchange rate fluctuation of the stronger Euro versus the US Dollar of $400 thousand.  The decrease in product sales volume from the German division was due to the overall economic and technology sector slowdown which is continuing to put downward pressure on sales volume.

As shown in the table above, service revenues decreased by approximately $2.2 million, or 40% for the quarter ended December 31, 2009 compared to the comparable quarter of fiscal 2009. Service revenue in the Systems segment decreased by approximately $1.4 million, while service revenue in the Service and System Integration segment decreased by approximately $833 thousand, as shown in the table above.

The $1.4 million decrease in Systems segment service revenue was the result of royalty revenue from Lockheed Martin totaling approximately $1.4 million for the three months ended December 31, 2008, which did not recur for the three months ended December 31, 2009.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s US and UK divisions which decreased by approximately $619 thousand and approximately $228 thousand, respectively. The decrease from the US division was due in large part to the loss of the same customer as described above due to bankruptcy, which accounted for approximately $312 thousand of the decrease.  We attribute the remainder of the decrease to the unfavorable economic conditions which resulted in decreased spending by our customers and potential customers on information technology projects. The decrease in service revenue from the UK was also attributed to the unfavorable economic conditions which negatively impacted the UK division’s revenue performance similarly.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	December 31, 2009%		December 31, 2008%		$ Increase/ (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$11,128	60%	$15,542	65%	$(4,414)	(28)%
Europe	7,139	38%	8,491	35%	(1,352)	(16)%
Asia	394	2%	27	--%	367	1359%
Totals	$18,661	100%	$24,060	100%	$(5,399)	(22)%

The decrease in Americas revenue for the quarter ended December, 31 2009 versus the quarter ended December, 31, 2008 was the result of the decrease in Systems segment sales to US customers (primarily Lockheed Martin) which accounted for approximately $1.6 million plus the decrease in revenues of the US division of the Service and System Integration segment to customers in the Americas of approximately $2.8 million. The decrease in sales in Europe was primarily the result of lower sales from the German and UK divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $941 thousand and $400 thousand, respectively. The impact of the stronger Euro versus the US dollar in the quarter ended December 31, 2009 versus the quarter ended December 31, 2008 had a favorable impact on European sales, when comparing to the prior year quarter, of approximately $700 thousand. Therefore the decrease in sales volume in constant US dollars for the fiscal quarter ended December 31, 2009 versus the same quarter in 2008 was approximately $2.0 million, due to the reasons described above.  The increased Asia sales were primarily the result of the increase in sales to KBK from the Systems segment of approximately $342 thousand described above.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross margins by operating segment for the three months ended December 31, 2009 and 2008:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2009:
Product	$344	$13,272	$13,616	83%
Services	48	2,693	2,741	17%
Total	$392	$15,965	$16,357	100%
% of Total	2%	98%	100%
% of Sales	86%	88%	88%
Gross Margins:
Product	12%	11%	11%
Services	21%	20%	20%
Total	14%	12%	12%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2008:
Product	$299	$15,772	$16,071	83%
Services	54	3,191	3,245	17%
Total	$353	$18,963	$19,316	100%
% of Total	2%	98%	100%
% of Sales	21%	85%	80%
Gross Margins:
Product	(15)%	13%	13%
Services	96%	24%	43%
Total	79%	15%	20%

Increase (decrease)
Product	$45	$(2,500)	$(2,455)	(15)%
Services	(6)	(498)	(504)	(16)%
Total	$39	$(2,998)	$(2,959)	(15)%
% Increase (decrease)	11%	(16)%	(15)%
% of Sales	65%	3%	8%
Gross Margins:
Product	27%	(2)%	(2)%
Services	(75)%	(4)%	(23)%
Total	(65)%	(3)%	(8)%

Total cost of sales decreased by approximately $3.0 million for the quarter ended December 31, 2009, versus the quarter ended December 31, 2008, to $16.4 million, down from $19.3 million in the prior year quarter. The decrease in cost of sales was due primarily to the decrease in sales as described previously.  The overall gross profit margin decreased from 20% for the fiscal quarter ended December 31, 2008 to 12% for the fiscal quarter ended December 31, 2009.  This decrease in gross profit margin was due in part, because in the prior year quarter, the Systems segment realized approximately $1.4 million in royalty revenue which carried a gross profit margin of 100%.  This royalty revenue did not recur for the fiscal quarter ended December 31, 2009. The impact of the absence of this royalty revenue was that gross margin in the Systems segment decreased by approximately 65%, overall.  In addition, in the Service and Systems integration segment, gross margins for both product and services decreased as shown in the above table. Both product and service gross margins decreased due to more intense pricing competition and lower channel discounts in connection with the Company’s procurement of product for resale in the current year quarter versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended
	December 31, 2009	% of Total	December 31, 2008	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$472	100%	$539	100%	$(67)	(12)%
Service and System Integration	—	—%	—	—%	—	—%
Total	$472	100%	$539	100%	$(67)	(12)%

Engineering and development expenses decreased by approximately $67 thousand, or 12%, for the quarter ended December 31, 2009 compared to the same period of fiscal 2009. The decrease reflects lower expenditures to outside consultants in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended
	December 31, 2009	% of Total	December 31, 2008	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$884	29%	$951	25%	$(67)	(7)%
Service and System Integration	2,173	71%	2,789	75%	(616)	(22)%
Total	$3,057	100%	$3,740	100%	$(683)	(18)%

Total selling, general and administrative (“SG&A”) expenses decreased by $683 thousand, or 18%, for the quarter ended December 31, 2009 compared to the corresponding quarter of fiscal 2009. As shown above, most of this decrease was from the Service and System Integration segment. The Service and System Integration segment SG&A expense decreased for the quarter ended December 31, 2009 versus the prior year quarter by approximately $616 thousand, due primarily to lower commission expenses, as a result of lower revenues and lower gross profit. In the Systems segment, the decrease shown above was due to lower commissions and bonus expense, also due to the lower revenues and operating loss for the quarter.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended
	December 31, 2009	December 31, 2008	$ Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(23)	$(28)	$5
Interest income	11	134	(123)
Foreign exchange gain (loss)	(7)	35	(42)
Other income (expense), net	(1)	(6)	5
Total other income (expense), net	$(20)	$135	$(155)

Total other income (expense), net, changed from other income, net of $135 thousand to other net expense of $20 thousand, resulting in an unfavorable change of approximately $155 thousand for the first quarter of fiscal 2010 compared to the same quarter of fiscal 2009. This change was primarily due to a decrease in interest income of $123 thousand. Interest income in the fiscal 2010 quarter was earned on money market funds as opposed to our auction rate security (“ARS”) portfolio in fiscal 2009. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs over the period since the year-ago quarter because of the preponderance of failed auctions in the ARS market. In addition, the balances of interest bearing assets in general were lower in the current fiscal year three month period versus the prior year.  In addition, we experienced an unfavorable change in foreign exchange gains (losses), which went from a gain for first quarter of fiscal 2009 of approximately $35 thousand compared to a small loss for the same quarter of fiscal 2010, due to less favorable exchange rates versus the US dollar.

Income Taxes

Income Tax Provision

The Company recorded an income tax benefit of $503 thousand for the quarter ended December 31, 2009 reflecting an effective income tax benefit rate of 40% compared to an income tax expense of $242 thousand for the quarter ended December 31, 2008, which reflected an effective tax expense rate of 40%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by approximately $4.1 million to $14.8 million as of December 31, 2009 compared to $18.9 million as of September 30, 2009. At December 31, 2009, the Company’s cash equivalents of $6.3 million were held in money market funds.

The decrease in cash and cash equivelents referred to above was substantially from cash used in operating activities.   The Company used approximately $4.0 million of cash from operations during the three months ended December 31, 2009. Significant uses of cash from operating activities included the net loss for the period of approximately $742 thousand, increase in accounts receivable of approximately $3.4 million, increase in inventories of approximately $1.2 million, decrease in deferred revenue of approximately $700 thousand, and changes in tax liabilities and refundable income taxes of approximately $500 thousand.  Offsetting these uses of cash from operating activities, significant sources of cash from operating activities included an increase in accounts payable and accrued expenses of approximately $2.1 million and a decrease in other assets of approximately $351 thousand.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the three month periods ended December 31, 2009 or 2008. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.	Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2009)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2009)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 15, 2010	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: February 15, 2010	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2009)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2009)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002