Form 10-Q
period 2010-03-31
CSP INC /MA/
filed 2010-05-12
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010.

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

As of April 30, 2010 the registrant had 3,593,581 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2010 and 2009	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended March 31, 2010	5

	Consolidated Statements of Cash flows (unaudited) for the six months ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,286	$18,904
Accounts receivable, net of allowances of $278 and $298	14,884	7,410
Inventories	6,623	5,935
Refundable income taxes	1,181	1,160
Deferred income taxes	630	633
Other current assets	1,565	1,824
Total current assets	37,169	35,866
Property, equipment and improvements, net	763	832

Other assets:
Intangibles, net	744	800
Deferred income taxes	253	275
Cash surrender value of life insurance	2,565	2,460
Other assets	248	253
Total other assets	3,810	3,788
Total assets	$41,742	$40,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,681	$10,530
Deferred revenue	2,293	2,059
Pension and retirement plans	455	447
Deferred income taxes	50	96
Income taxes payable	175	25
Total current liabilities	14,654	13,157
Pension and retirement plans	7,864	8,120
Deferred income taxes	135	146
Capital lease obligation	48	48
Other long-term liabilities	327	320
Total liabilities	23,028	21,791

Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,586 and 3,542 shares, respectively	36	36
Additional paid-in capital	11,453	11,325
Retained earnings	11,849	11,602
Accumulated other comprehensive loss	(4,624)	(4,268)
Total shareholders’ equity	18,714	18,695
Total liabilities and shareholders’ equity	$41,742	$40,486

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Sales:
Product	$20,551	$18,711	$35,796	$37,123
Services	3,370	3,795	6,786	9,443

Total sales	23,921	22,506	42,582	46,566

Cost of sales:
Product	15,960	15,709	29,576	31,780
Services	2,471	2,824	5,212	6,069

Total cost of sales	18,431	18,533	34,788	37,849

Gross profit	5,490	3,973	7,794	8,717

Operating expenses:
Engineering and development	430	479	902	1,018
Selling, general and administrative	3,411	3,193	6,468	6,933

Total operating expenses	3,841	3,672	7,370	7,951

Operating income	1,649	301	424	766

Other income (expense):
Foreign exchange gain (loss)	(3)	(29)	(10)	6
Other income (expense), net	(13)	4	(26)	104

Total other income (expense), net	(16)	(25)	(36)	110

Income before income taxes	1,633	276	388	876
Income tax expense	644	64	141	306

Net income	$989	$212	$247	$570

Net income per share – basic	$0.28	$0.06	$0.07	$0.16

Weighted average shares outstanding – basic	3,552	3,611	3,544	3,685

Net income per share – diluted	$0.28	$0.06	$0.07	$0.16

Weighted average shares outstanding – diluted	3,581	3,616	3,573	3,692

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2010
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive loss
Balance as of September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695
Comprehensive loss:
Net income	—	—	—	247	—	247	$247
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(356)	(356)	(356)

Total comprehensive loss	—	—	—	—	—	—	$(109)

Stock-based compensation	—	—	94	—	—	94
Issuance of shares under employee stock purchase plan	24	—	61	—	—	61
Restricted stock shares issued	31	—	13	—	—	13
Purchase of common stock	(11)	—	(40)	—	—	(40)

Balance as of March 31, 2010	3,586	$36	$11,453	$11,849	$(4,624)	$18,714

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$247	$570
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	200	232
Amortization of intangibles	57	71
Loss on disposal of fixed assets, net	1	1
Foreign exchange loss (gain)	10	(6)
Non-cash changes in accounts receivable	(21)	282
Stock-based compensation expense on stock options and restricted stock awards	107	144
Deferred income taxes	(60)	5
Increase in cash surrender value of life insurance	(41)	(15)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,718)	(3,695)
(Increase) decrease in inventories	(705)	2,702
(Increase) decrease in refundable income taxes	(68)	781
Decrease (increase) in other current assets	175	(705)
Decrease in other assets	5	101
Increase (decrease) in accounts payable and accrued expenses	1,445	(1,174)
Increase (decrease) in deferred revenue	358	(59)
Increase in pension and retirement plans liability	110	46
Increase in income taxes payable	145	446
(Decrease) in other long term liabilities	(14)	—

Net cash used in operating activities	(5,767)	(273)

Cash flows from investing activities:
Sale of investments	—	5,000
Life insurance premiums paid	(64)	(118)
Purchases of property, equipment and improvements	(172)	(204)

Net cash provided by (used in) investing activities	(236)	4,678

Cash flows from financing activities:
Payments on short-term borrowings	—	(1,501)
Proceeds from issuance of shares under employee stock purchase plan	61	79
Purchase of common stock	(40)	(885)

Net cash provided by (used in) financing activities	21	(2,307)

Effects of exchange rate on cash	(636)	(1,260)

Net increase (decrease) in cash and cash equivalents	(6,618)	838
Cash and cash equivalents, beginning of period	18,904	13,494

Cash and cash equivalents, end of period	$12,286	$14,332

Supplementary cash flow information:
Cash paid for income taxes	$146	$263

Cash paid for interest	$89	$96

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Subsequent Events

In January 2010, the FASB issued new accounting guidance entitled, “Subsequent Events.” The new guidance, which is effective for the current reporting period, removes the requirement for an SEC filer to disclose a date that subsequent events have been evaluated as of, in both issued and revised financial statements.   Accordingly, such disclosure will no longer be made in our financial statements.

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

Description of multiple-deliverable arrangements

In most cases, our multiple-deliverable arrangements involve initial shipment of hardware and software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values. Typically, product revenue elements are recognized upon shipment, or when risk of loss passes to the customer, and services elements are recognized upon completion for fixed-price service arrangements and upon performance for time and materials service arrangements.

Impact of Adoption of New Standard

Adoption of the new revenue recognition guidance for multiple-deliverable arrangements has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for the three and six months ended March  31, 2010 was that $115 thousand and $376 thousand, respectively, in additional revenue was recognized using the newly adopted guidance that wouldn’t have been recognized had we not adopted the new standard. The impact of adopting this new accounting guidance on net income and EPS was an increase to net income of $9 thousand and $18 thousand for the three and six months ended March 31, 2010, respectively and an increase of $0.01 to both basic and fully diluted earnings per share for the six months ended March 31, 2010. There was no impact to EPS from the adoption of the new standard for the three months ended March 31, 2010.

Earnings Per Share

In June 2008, the FASB issued new accounting guidance entitled, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under the new guidance, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The new guidance is effective for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company).  The new disclosures required pursuant to this new guidance are included in Note 4 – Earnings Per Share of Common Stock below.

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

The reconciliation of the denominators of the basic and diluted net income per share computations for the Company’s reported net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Amounts in thousands, except per share data)
Net income	$989	$212	$247	$570

Weighted average number of shares outstanding – basic	3,552	3,611	3,544	3,685
Incremental shares from the assumed exercise of stock options	29	5	29	7

Weighted average number of shares outstanding – diluted	3,581	3,616	3,573	3,692

Net income per share – basic	$0.28	$0.06	$0.07	$0.16

Net income per share – diluted	$0.28	$0.06	$0.07	$0.16

All anti-dilutive securities, including stock options are excluded from the diluted income per share computation. For the three and six months ended March 31, 2010, 242,000 and 253,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.  For the three and six months ended March 31, 2009, approximately 347,000 and 339,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

In accordance with new accounting guidance as described in Note 3 above, we are required to present EPS utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents, which are considered participating securities. For the three months ended March 31, 2010 and 2009, basic and fully diluted weighted average unvested share-based payment shares outstanding were 39 thousand and 19 thousand, respectively.  For the three months ended March 31, 2010, earnings per share including unvested shares under the two class method were $0.28 per share.   For the three months ended March 31, 2009, the earnings per share including unvested shares under the two class method were $0.06 per share.  For the six months ended March 31, 2010 and 2009, basic and fully diluted weighted average unvested share-based payment shares outstanding were 33 thousand and 11 thousand, respectively.  For the six months ended March 31, 2010, earnings per share including unvested shares under the two class method were $0.07 per share.   For the three months ended March 31, 2009, the earnings per share including unvested shares under the two class method were $0.16 per share.

5.	Inventories

Inventories consist of the following:

	March 31, 2010	September 30, 2009
	(Amounts in thousands)
Raw materials	$1,094	$1,285
Work-in-process	388	871
Finished goods	5,141	3,779

Total	$6,623	$5,935

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.7 million and $4.6 million as of March 31, 2010 and September 30, 2009, respectively.

6.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Amounts in thousands)
Net income	$989	$212	$247	$570
Effect of foreign currency translation	(297)	(124)	(356)	(776)
Minimum pension liability	—	—	—	—

Comprehensive income (loss)	$692	$88	$(109)	$(206)

The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2010	September 30, 2009
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,207)	$(1,851)
Additional minimum pension liability	(2,417)	(2,417)

Accumulated Other Comprehensive Loss	$(4,624)	$(4,268)

7.	Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$2	$17	$14	$1	$15
Interest cost	168	30	198	163	37	200
Expected return on plan assets	(111)	—	(111)	(107)	—	(107)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	11	7	18	(2)	(7)	(9)

Net periodic benefit cost	$83	$39	$122	$68	$31	$99

Post Retirement:
Service cost	$—	$5	$5	$—	$4	$4
Interest cost	—	17	17	—	16	16
Amortization of net gain	—	16	16	—	(4)	(4)

Net periodic benefit cost	$—	$38	$38	$—	$16	$16

	For the Six Months Ended March 31
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$31	$4	$35	$27	$3	$30
Interest cost	345	58	403	336	74	410
Expected return on plan assets	(227)	—	(227)	(221)	—	(221)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	22	15	37	(4)	(15)	(19)

Net periodic benefit cost	$171	$77	$248	$138	$62	$200

Post Retirement:
Service cost	$—	$9	$9	$—	$7	$7
Interest cost	—	34	34	—	33	33
Amortization of net (gain) loss	—	33	33	—	(9)	(9)

Net periodic benefit cost	$—	$76	$76	$—	$31	$31

8.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$4,136	$3,485	$25	$12,905	$16,415	$20,551
Service	432	2,040	459	439	2,938	3,370

Total sales	4,568	5,525	484	13,344	19,353	23,921

Profit from operations	1,431	47	18	153	218	1,649
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	5	103	4	10	117	122
Depreciation and amortization	30	44	6	50	100	130

2009
Sales:
Product	$2,289	$3,766	$(5)	$12,661	$16,422	$18,711
Service	277	2,423	515	580	3,518	3,795

Total sales	2,566	6,189	510	13,241	19,940	22,506

Profit (loss) from operations	130	135	72	(36)	171	301
Assets	13,531	13,010	3,925	15,419	32,354	45,885
Capital expenditures	27	46	5	17	68	95
Depreciation and amortization	49	28	6	64	98	147

		Service and System Integration Segment
Six Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$4,529	$7,699	$51	$23,517	$31,267	$35,796
Service	493	4,495	845	953	6,293	6,786

Total sales	5,022	12,194	896	24,470	37,560	42,582

Profit from operations	136	48	14	226	288	424
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	15	135	9	13	157	172
Depreciation and amortization	64	79	12	102	193	257

2009
Sales:
Product	$2,548	$8,932	$149	$25,494	$34,575	$37,123
Service	1,737	4,867	1,128	1,711	7,706	9,443

Total sales	4,285	13,799	1,277	27,205	42,281	46,566

Profit (loss) from operations	(8)	145	137	492	774	766
Assets	13,531	13,010	3,925	15,419	32,354	45,885
Capital expenditures	35	84	12	73	169	204
Depreciation and amortization	99	55	13	136	204	303

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2010 and 2009.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Verio	$5.8	24%	$2.5	11%	$7.8	18%	$4.1	9%
Raytheon	$3.7	16%	$—	—%	$3.8	9%	$—	—%
Vodafone	$2.3	9%	$1.7	8%	$4.9	11%	$2.3	5%
Arbitech	$0.7	3%	$2.6	12%	$1.5	4%	$4.0	9%

9.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of March 31, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$4,001	$—	$—	$4,001	$—

Total assets measured at fair value	$4,001	$—	$—	$4,001	$—

	As of September 30, 2009
	(Amounts in thousands)
Assets:
Money Market funds	$6,840	$—	$—	$6,840	$—

Total assets measured at fair value	$6,840	$—	$—	$6,840	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of March 31, 2010. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2010.

10.	Loss Contingency

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves judgment by management. If the event results in an outcome that has greater adverse consequences to us than management expects, then we may have to record additional charges in future periods.

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

The Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer which must be resolved before we will be able to agree on a final settlement with respect to these remaining transactions.

We accrued approximately $337 thousand in additional cost of sales, approximately $174 thousand of which was paid to the Hardware Manufacturer under the settlement referred to above. We also reduced commissions and income tax expense by approximately $98 thousand and $103 thousand, for a net impact of approximately $137 thousand of additional net loss, for the year ended September 30, 2009, in connection with the Dispute. These amounts represent our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review, and are included in our accrued expense balance as of March 31, 2010. Our estimate is based on the assumption that all of the transactions still under review will be resolved in substantially the same manner that the settled transactions have been, because management believes that the facts and circumstances of the transactions still under review are the same as for the transactions that have been settled. However, the Hardware Manufacturer has advised us that it will need more time to review the remaining affected transactions, and accordingly has not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there exists a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute. The Company has assessed that an additional contingent loss related to the Hardware Manufacturer is reasonably possible, but not probable. Therefore, an accrual has not been recorded for the loss contingency. For loss contingencies that are assessed at the reasonably possible level, the loss contingency must be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, we estimate the range of the loss contingency associated with the Dispute is between $0 and $389 thousand.

11.	Common Stock Repurchase

On February 3, 2009, the Board of Directors (the “Board”) authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price.  Pursuant to the aforementioned authorization by the Board, the Company repurchased approximately 11 thousand shares of its outstanding common stock during the six months ended March 31, 2010.  As of March 31, 2010, approximately 229 thousand shares remain authorized to repurchase under its stock repurchase program.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the six months ended March 31, 2010 Results of Operations

Highlights include:

•	Revenue decreased by approximately $4.0 million, or 9%, to $42.6 million for the six months ended March 31, 2010 versus $46.6 million for the six months ended March 31, 2009.

•	For the six months ended March 31, 2010, operating income was approximately $424 thousand versus operating income of approximately $766 thousand for the six months ended March 31, 2009.

•	For the six months ended March 31, 2010, net income was approximately $247 thousand versus net income of approximately $570 thousand for the six months ended March 31, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2010 and 2009:

	March 31, 2010	% of sales	March 31, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$42,582	100%	$46,566	100%
Costs and expenses:
Cost of sales	34,788	82%	37,849	81%
Engineering and development	902	2%	1,018	2%
Selling, general and administrative	6,468	15%	6,933	15%

Total costs and expenses	42,158	99%	45,800	98%

Operating income	424	1%	766	2%
Other income (expense)	(36)	—%	110	—%

Income before income taxes	388	1%	876	2%
Income tax expense	141	—%	306	1%

Net income	$247	1%	$570	1%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2010:
Product	$4,529	$31,267	$35,796	84%
Services	493	6,293	6,786	16%

Total	$5,022	$37,560	$42,582	100%

% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2009:
Product	$2,548	$34,575	$37,123	80%
Services	1,737	7,706	9,443	20%

Total	$4,285	$42,281	$46,566	100%

% of Total	9%	91%	100%

	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$1,981	$(3,308)	$(1,327)	(4)%
Services	(1,244)	(1,413)	(2,657)	(28)%

Total	$737	$(4,721)	$(3,984)	(9)%

% increase (decrease)	17%	(11)%	(9)%

As shown above, total revenues decreased by approximately $4.0 million, or 9%, for the six months ended March 31, 2010 compared to the same period of fiscal year 2009. Revenue in the Systems segment increased for the current year six month period versus the prior year six month period by approximately $737 thousand, while revenues in the Service and System Integration segment decreased by approximately $4.7 million, resulting in the overall decrease of approximately $4.0 million.

Product revenues decreased by approximately $1.3 million, or 4% for the six months ended March 31, 2010 compared to the comparable period of fiscal 2009. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $2.0 million over the prior year six months, and a decrease in product revenues in the Service and System Integration segment of approximately $3.3 million versus the prior year six months.

The increase in the Systems segment product revenues of approximately $2.0 million for the six months ended March 31, 2010 versus the comparable period in fiscal 2009 was primarily the result of the sale of two large systems to Raytheon which totaled approximately $3.6 million compared to virtually no sales to Raytheon in the prior year six month period. In addition, product sales to Kyokuto Boeki Kaisha (“KBK”) increased by approximately $840 thousand. Offsetting these increases, product sales to Lockheed Martin and BAE decreased by approximately $1.8 million and $600 thousand, respectively.

The decrease in the Service and System Integration segment product sales of approximately $3.3 million was due to decreased product sales in the U.S. division of the segment of approximately $2.0 million, and a decrease of approximately $1.2 million in the segment’s German division. The decrease in the U.S. was primarily attributable to the loss of a major customer, which filed for bankruptcy protection during the prior fiscal year.  Product sales to this customer for the fiscal six months ended March 31, 2009 were $2.6 million.  The decrease in Germany was from lower sales volume of approximately $1.8 million in constant dollars, offset by a favorable exchange rate fluctuation of the stronger Euro versus the U.S. Dollar of $600 thousand.  The decrease in product sales volume from the German division was due primarily to the overall economic and technology sector slowdown which is continuing to put downward pressure on sales volume.

As shown in the table above, service revenues decreased by approximately $2.7 million, or 28% for the six months ended March 31, 2010 compared to the comparable six months of fiscal 2009. Service revenue in the Systems segment decreased by approximately $1.2 million, while service revenue in the Service and System Integration segment decreased by approximately $1.4 million, as shown in the table above.

The $1.2 million decrease in Systems segment service revenue was the result of a decrease in royalty revenue from Lockheed Martin which was approximately $1.6 million for the six months ended March 31, 2009, and approximately $252 thousand for the six months ended March 31, 2010, for a total decrease of approximately $1.3 million.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s U.S., German and United Kingdom divisions which decreased by approximately $772 thousand, $372 thousand  and approximately $283 thousand, respectively. The decrease from the U.S. division was due in part to the loss of the same customer as described above due to bankruptcy, which accounted for approximately $312 thousand of the decrease and unfavorable economic conditions which resulted in decreased spending by our customers and potential customers on information technology projects. The decrease in service revenue from our German and United Kingdom divisions was also attributed to the unfavorable economic conditions which negatively impacted those divisions’ revenue performance similarly.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	March 31, 2010%		March 31, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$28,194	66%	$31,155	67%	$(2,961)	(10)%
Europe	13,427	32%	15,281	33%	(1,854)	(12)%
Asia	961	2%	130	--%	831	639%

Totals	$42,582	100%	$46,566	100%	$(3,984)	(9)%

The decrease in Americas revenue for the six months ended March, 31 2010 versus the six months ended March, 31, 2009 was primarily the result of the decrease in revenues from the U.S. operations of the Service and System integration segment. The decrease in sales in Europe was primarily the result of lower sales from the German and United Kingdom divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $1.6 million and $382 thousand, respectively. The impact of the stronger Euro versus the U.S. dollar for the six months ended March 31, 2010 versus the six months ended March 31, 2009 had a favorable impact on European sales, when comparing to the prior year six months, of approximately $1.0 million. Therefore the decrease in sales volume in constant U.S. dollars for the fiscal six months ended March 31, 2010 versus the same six months in 2009 was approximately $2.8 million, due to the reasons described above.  The increased Asia sales were primarily the result of the increase in sales to KBK from the Systems segment of approximately $854 thousand described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2010:
Product	$1,928	$27,648	$29,576	85%
Services	150	5,062	5,212	15%

Total	$2,078	$32,710	$34,788	100%

% of Total	6%	94%	100%
% of Sales	41%	87%	82%
Gross Margins:
Product	57%	12%	17%
Services	70%	20%	23%
Total	59%	13%	18%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2009:
Product	$1,487	$30,293	$31,780	84%
Services	74	5,995	6,069	16%

Total	$1,561	$36,288	$37,849	100%

% of Total	4%	96%	100%
% of Sales	36%	86%	81%
Gross Margins:
Product	42%	12%	14%
Services	96%	22%	36%
Total	64%	14%	19%

Increase (decrease)
Product	$441	$(2,645)	$(2,204)	(7)%
Services	76	(933)	(857)	(14)%

Total	$517	$(3,578)	$(3,061)	(8)%

% Increase (decrease)	33%	(10)%	(8)%
% of Sales	5%	1%	1%
Gross Margins:
Product	15%	-%	3%
Services	(26)%	(2)%	(13)%
Total	(5)%	(1)%	(1)%

Total cost of sales decreased by approximately $3.0 million for the six months ended March 31, 2010, versus the six months ended March 31, 2009, to $34.8 million, down from $37.8 million in the prior year six months. The decrease in cost of sales was due primarily to the decrease in sales as described previously.  The overall gross profit margin decreased from 19% for the fiscal six months ended March 31, 2009 to 18% for the fiscal six months ended March 31, 2010.  This decrease in gross profit margin was due in part, because in the prior year six months, the Systems segment realized approximately $1.6 million in royalty revenue which carried a gross profit margin of 100%.  For the six months ended March 31, 2010 royalty revenue was $252 thousand. This was the primary driver which decreased the gross margin in the Systems segment from 64% for the six months ended March 31, 2009 to 59% for the six months ended March 31, 2010. In addition, in the Service and Systems Integration segment, gross margins for services as well as the overall gross margin, decreased as shown in the above table. Service gross margins in the Service and Systems integration segment decreased due to more intense pricing competition and lower service revenue volume in the current year six months versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2010 and 2009:

	For the Six Months Ended
	March 31, 2010	% of Total	March 31, 2009	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$902	100%	$1,018	100%	$(116)	(11)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$902	100%	$1,018	100%	$(116)	(11)%

Engineering and development expenses decreased by approximately $116 thousand, or 11%, for the six months ended March 31, 2010 compared to the same period of fiscal 2009. The decrease reflects lower expenditures for salaries, wages and benefits and materials in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the six months ended March 31, 2010 and 2009:

	For the Six Months Ended
	March 31, 2010	% of Total	March 31, 2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,904	29%	$1,675	24%	$229	14%
Service and System Integration	4,564	71%	5,258	76%	(694)	(13)%

Total	$6,468	100%	$6,933	100%	$(465)	(7)%

Total selling, general and administrative (“SG&A”) expenses decreased by $465 thousand, or 7%, for the six months ended March 31, 2010 compared to the corresponding six months of fiscal 2009. The Service and System Integration segment SG&A expense decreased for the six months ended March 31, 2010 versus the prior year six months by approximately $694 thousand, due primarily to lower commissions as a result of lower revenues and lower gross profit, lower salaries due to headcount reductions and lower facilities expenses. In the Systems segment, the increase shown above was due primarily to higher commission and bonus expenses as a result of higher revenues and operating profits and higher audit fees due to first-year Sarbanes-Oxley audit requirements.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2010 and 2009:

	For the Six Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(45)	$(61)	$16
Interest income	18	176	(158)
Foreign exchange gain (loss)	(10)	6	(16)
Other income (expense), net	1	(11)	12

Total other income (expense), net	$(36)	$110	$(146)

Total other income (expense), net, changed from other income, net of $110 thousand to other net expense of $36 thousand, resulting in an unfavorable change of approximately $146 thousand for the first six months of fiscal 2010 compared to the same six months of fiscal 2009. This change was primarily due to a decrease in interest income of $158 thousand. Interest income in the fiscal 2010 six months was earned on money market funds as opposed to our auction rate security (“ARS”) portfolio for a large portion of the first six months in fiscal 2009. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs over the period since the year-ago six months because of the preponderance of failed auctions in the ARS market. In addition, the balances of interest bearing assets in general were lower in the current fiscal year six month period versus the prior year.

Overview of the three months ended March 31, 2010 Results of Operations

Highlights include:

•	Revenue increased by approximately $1.4 million, or 6%, to $23.9 million for the quarter ended March 31, 2010 versus $22.5 million for the quarter ended March 31, 2009.

•	For the three months ended March 31, 2010, operating income was approximately $1.6 million versus operating income of approximately $301 thousand for the quarter ended March 31, 2009.

•	For the three months ended March 31, 2010, net income was approximately $989 thousand versus net income of approximately $212 thousand for the quarter ended March 31, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2010 and 2009:

	March 31, 2010	% of sales	March 31, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$23,921	100%	$22,506	100%
Costs and expenses:
Cost of sales	18,431	77%	18,533	82%
Engineering and development	430	2%	479	2%
Selling, general and administrative	3,411	14%	3,193	14%

Total costs and expenses	22,272	93%	22,205	99%

Operating income	1,649	7%	301	1%
Other expense	(16)	—%	(25)	—%

Income before income taxes	1,633	7%	276	1%
Income tax expense	644	3%	64	—%

Net income	$989	4%	$212	1%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2010:
Product	$4,136	$16,415	$20,551	86%
Services	432	2,938	3,370	14%

Total	$4,568	$19,353	$23,921	100%

% of Total	19%	81%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2009:
Product	$2,289	$16,422	$18,711	83%
Services	277	3,518	3,795	17%

Total	$2,566	$19,940	$22,506	100%

% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$1,847	$(7)	$1,840	10%
Services	155	(580)	(425)	(11)%

Total	$2,002	$(587)	$1,415	6%

% decrease (decrease)	78%	(3)%	6%

As shown above, total revenues increased by approximately $1.4 million, or 6%, for the quarter ended March 31, 2010 compared to the same period of fiscal year 2009. Revenue in the Systems segment increased in the current year quarter versus the prior year quarter by approximately $2.0 million, while revenues in the Service and System Integration segment decreased by approximately $587 thousand, resulting in the overall increase of $1.4 million.

Product revenues increased by approximately $1.8 million, or 10% for the quarter ended March 31, 2010 compared to the comparable period of fiscal 2009. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $1.8 million over the prior year quarter. Product revenue in the Service and System Integration segment remained flat for the quarter ended March 31, 2010 compared to the prior year quarter ended March 31.

The increase in the Systems segment product revenues of approximately $1.8 million for the quarter ended March 31, 2010 versus the comparable period in fiscal 2009 was primarily the result of the sale of two large systems to Raytheon which totaled approximately $3.6 million compared to virtually no sales to Raytheon in the prior year quarter. In addition, product sales to Kyokuto Boeki Kaisha (“KBK”) increased by approximately $498 thousand. Offsetting these increases, product sales to Lockheed Martin and BAE decreased by approximately $1.6 million and $554 thousand, respectively.

As shown in the table above, service revenues decreased by approximately $425 thousand, or 11% for the quarter ended March 31, 2010 compared to the comparable quarter of fiscal 2009. Service revenue in the Systems segment increased by approximately $155 thousand, while service revenue in the Service and System Integration segment decreased by approximately $580 thousand, as shown in the table above.

The $155 thousand increase in Systems segment service revenue was the result of services provided to Raytheon in connection with the large systems that were shipped during the quarter.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s U.S. and German divisions which decreased by approximately $153 thousand and approximately $384 thousand, respectively. The decrease from the U.S. division was due to the unfavorable economic conditions which resulted in decreased spending by our customers and potential customers on information technology projects. The decrease in service revenue from our German division was also attributed to the unfavorable economic conditions which negatively impacted the German division’s revenue performance similarly.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	March 31, 2010%		March 31, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$17,066	72%	$15,613	69%	$1,453	9%
Europe	6,287	26%	6,790	30%	(503)	(7)%
Asia	568	2%	103	1%	465	451%

Totals	$23,921	100%	$22,506	100%	$1,415	6%

The increase in revenue in the Americas for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 was primarily the result of the changes in Systems segment sales to U.S. customers which are described above.  All of the sales and changes thereto were to U.S. customers with the exception of KBK. The decrease in sales in Europe was primarily the result of lower sales from the German division of the Service and System Integration segment, where sales in Europe decreased by approximately $664 thousand. The impact of the stronger Euro versus the U.S. dollar in the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 had a favorable impact on European sales, when comparing to the prior year quarter, of approximately $300 thousand. Therefore the decrease in sales volume to Europe in constant U.S. dollars for the fiscal quarter ended March 31, 2010 versus the same quarter in 2009 was approximately $1.0 million.  The increased Asia sales were primarily the result of the increase in sales to KBK from the Systems segment as described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended March 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2010:
Product	$1,584	$14,376	$15,960	87%
Services	102	2,369	2,471	13%

Total	$1,686	$16,745	$18,431	100%

% of Total	9%	91%	100%
% of Sales	37%	87%	77%
Gross Margins:
Product	62%	12%	22%
Services	76%	19%	27%
Total	63%	13%	23%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2009:
Product	$1,188	$14,521	$15,709	85%
Services	20	2,804	2,824	15%

Total	$1,208	$17,325	$18,533	100%

% of Total	7%	93%	100%
% of Sales	47%	87%	82%
Gross Margins:
Product	48%	12%	16%
Services	93%	20%	26%
Total	53%	13%	18%

	Systems	Service and System Integration		% of
Increase (decrease)
Product	$396	$(145)	$251	2%
Services	82	(435)	(353)	(13)%

Total	$478	$(580)	$(102)	(1)%

% Increase (decrease)	40%	(3)%	(1)%
% of Sales	(10)%	-%	(5)%
Gross Margins:
Product	14%	-%	6%
Services	(17)%	(1)%	1%
Total	10%	-%	5%

Total cost of sales was relatively flat year over year when comparing the quarter ended March 31, 2010 versus the quarter ended March 31, 2009, decreasing by only approximately $102 thousand or 1%.  This is despite the fact that sales increased by approximately $1.4 million as described previously. Cost of sales in the Systems segment increased by approximately $478 thousand in the current year quarter versus the prior year quarter due to the increase in Systems segment sales.  Cost of sales in the Service and System Integration segment decreased by approximately $580 thousand in the current year quarter versus the prior year quarter, due to the decrease in Service and System Integration segment sales.

The overall gross margin increased from 18% for the fiscal 2009 2nd quarter to 23% gross margin for the quarter ended March 31, 2010. The overall gross margin improvement was due to a higher proportion of sales from the Systems segment, which were 19% of total sales for the quarter ended March 31, 2010 versus 11% of sales from the Systems segment for the quarter ended March 31, 2009.  The gross margins in the Systems segment are typically much higher than gross margins in the Service and System Integration segment. Gross margins in the Systems segment were 63% for the quarter ended March 31, 2010 and 53% for the quarter ended March 31, 2009.  This increase in gross margin was due primarily to greater absorption of fixed factory overhead in the 2010 quarter, because production volume was higher than in the prior year 2nd quarter. The gross margin in the Service and System Integration segment was 13% for both quarters ended March 31, 2010 and 2009.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	% of Total	March 31, 2009	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$430	100%	$479	100%	$(49)	(10)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$430	100%	$479	100%	$(49)	(10)%

Engineering and development expenses decreased by approximately $49 thousand, or 10%, for the quarter ended March 31, 2010 compared to the same period of fiscal 2009. The decrease reflects lower expenditures for salaries and wages in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	% of Total	March 31, 2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,020	30%	$724	23%	$296	41%
Service and System Integration	2,391	70%	2,469	77%	(78)	(3)%

Total	$3,411	100%	$3,193	100%	$218	7%

Total SG&A expenses increased by approximately $218 thousand, or 7%, for the quarter ended March 31, 2010 compared to the corresponding quarter of fiscal 2009. As shown above, most of this increase was from the Systems segment. The Systems segment SG&A expense increased for the quarter ended March 31, 2010 versus the prior year quarter by approximately $296 thousand, due primarily to higher commission and bonus expenses as a result of higher revenues and operating profits and higher audit fees due to first-year Sarbanes-Oxley audit requirements.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(22)	$(34)	$12
Interest income	7	43	(36)
Foreign exchange loss	(3)	(29)	26
Other income (expense), net	2	(5)	7

Total other expense, net	$(16)	$(25)	$9

Total other income (expense), net, was immaterial for both quarters ended March 31, 2010 and 2009.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $644 thousand for the quarter ended March 31, 2010 reflecting an effective income tax rate of 39% compared to an income tax expense of $64 thousand for the quarter ended March 31, 2009, which reflected an effective tax expense rate of 23%.  For the six months ended March 31, 2010, the Company recorded an income tax provision of $141 thousand reflecting an effective income tax rate of 36% compared to an income tax expense of $306 thousand for the six months ended March 31, 2009, which reflected an effective tax expense rate of 35%

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2010 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which decreased by approximately $6.6 million to $12.3 million as of March 31, 2010 compared to $18.9 million as of September 30, 2009.  At March 31, 2010, the Company’s cash equivalents of $4.0  million were held in money market funds.

The decrease in cash and cash equivalents referred to above was substantially from cash used in operating activities.   The Company used approximately $5.8 million of cash from operations during the six months ended March 31, 2010. Significant uses of cash from operating activities included an increase in accounts receivable of approximately $7.7 million and an increase in inventories of approximately $705 thousand.  Offsetting these uses of cash were the net income for the six months ended March 31, 2010 of $247 thousand, an increase in accounts payable and accrued expenses of approximately $1.4 million, an increase in deferred revenue of approximately $358 thousand and depreciation and amortization expense of approximately $200 thousand. In addition the impact of foreign exchange rate fluctuations negatively impacted cash by approximately $636 thousand.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the six month periods ended March 31, 2010 or 2009. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This quarterly report is not required to include, and does not include, a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the six months ended March 31, 2010:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2009	-	$-	-
November 30, 2009	-	$-	-
December 31, 2009	-	$-	-
January 31, 2010	-	$-	-
February 28, 2010	500	$3.60	500
March 31, 2010	10,693	$3.62	10,693

Total	11,193	$3.62	11,193	228,853

(1)
All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 14 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 5.	Other Information

The Company held its Annual Meeting of Stockholders on February 9, 2010. The following matters were submitted to a vote and approved by the shareholders:

1.
J. David Lyons and Christopher J. Hall were elected as Class II directors to serve until the 2013 annual meeting, with 1,278,654 shares voting for Mr. Lyons and 1,324,854 shares voting for Mr. Hall.  Votes withheld were 67,273 for Mr. Lyons and 21,073 for Mr. Hall.

2.
Ratification of the appointment of McGladrey & Pullen, LLP as our independent auditors for fiscal year 2010, was approved and adopted with 3,069,279 shares voting for it, 33,288 against and 7,069 abstained.

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

CSP INC.

Date: May 12, 2010	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 12, 2010	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2009)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2009)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002