Form 10-Q
period 2010-06-30
CSP INC /MA/
filed 2010-08-10
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-10843

 CSP Inc.
(Exact name of Registrant as specified in its Charter)
.

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

As of August 2, 2010 the registrant had 3,577,347 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	3

	Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2010 and 2009	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended June 30, 2010	5

	Consolidated Statements of Cash flows (unaudited) for the nine months ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 4T.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,706	$18,904
Short-term investments	1,100	—
Accounts receivable, net of allowances of $303 and $298	11,725	7,410
Inventories	7,180	5,935
Refundable income taxes	1,101	1,160
Deferred income taxes	667	633
Other current assets	1,509	1,824

Total current assets	39,988	35,866

Property, equipment and improvements, net	738	832

Other assets:
Intangibles, net	715	800
Deferred income taxes	229	275
Cash surrender value of life insurance	2,642	2,460
Other assets	243	253

Total other assets	3,829	3,788

Total assets	$44,555	$40,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,931	$10,530
Deferred revenue	1,995	2,059
Pension and retirement plans	454	447
Deferred income taxes	27	96
Income taxes payable	277	25

Total current liabilities	17,684	13,157
Pension and retirement plans	7,602	8,120
Deferred income taxes	122	146
Capital lease obligation	48	48
Other long-term liabilities	32	320

Total liabilities	25,488	21,791

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,582 and 3,542 shares, respectively	36	36
Additional paid-in capital	11,482	11,325
Retained earnings	12,470	11,602
Accumulated other comprehensive loss	(4,921)	(4,268)

Total shareholders’ equity	19,067	18,695

Total liabilities and shareholders’ equity	$44,555	$40,486

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales:
Product	$23,753	$15,346	$59,549	$52,470
Services	4,815	3,325	11,601	12,767

Total sales	28,568	18,671	71,150	65,237

Cost of sales:
Product	21,153	13,022	50,729	44,802
Services	2,519	2,813	7,731	8,882

Total cost of sales	23,672	15,835	58,460	53,684
Gross profit	4,896	2,836	12,690	11,553

Operating expenses:
Engineering and development	498	524	1,401	1,542
Selling, general and administrative	3,740	3,335	10,207	10,267

Total operating expenses	4,238	3,859	11,608	11,809

Operating income (loss)	658	(1,023)	1,082	(256)

Other income (expense):
Foreign exchange gain (loss)	(6)	-	(16)	6
Other income (expense), net	(4)	(23)	(30)	81

Total other income (expense), net	(10)	(23)	(46)	87

Income (loss) before income taxes	648	(1,046)	1,036	(169)
Income tax expense (benefit)	27	(294)	168	13

Net income (loss)	$621	$(752)	$868	$(182)

Net income (loss) per share attributable to common stockholders:
Basic	$614	$(752)	$860	$(182)
Diluted	$614	$(752)	$860	$(182)

Net income (loss) per share – basic	$0.17	$(0.21)	$0.24	$(0.05)
Weighted average shares outstanding – basic	3,548	3,531	3,545	3,628
Net income (loss) per share – diluted	$0.17	$(0.21)	$0.24	$(0.05)
Weighted average shares outstanding – diluted	3,574	3,531	3,574	3,628

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2010
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income (loss)
Balance as of September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695
Comprehensive loss:
Net income	—	—	—	868	—	868	$868
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(653)	(653)	(653)

Total comprehensive income							$215

Stock-based compensation	—	—	126	—	—	126
Issuance of shares under employee stock purchase plan	42	—	113	—	—	113
Restricted stock shares issued	31	—	40	—	—	40
Purchase of common stock	(33)	—	(122)	—	—	(122)

Balance as of June 30, 2010	3,582	$36	$11,482	$12,470	$(4,921)	$19,067

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$868	$(182)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	357
Amortization of intangibles	85	84
Loss on disposal of fixed assets, net	1	1
Foreign exchange loss (gain)	16	(6)
Non-cash changes in accounts receivable	8	(25)
Stock-based compensation expense on stock options and restricted stock awards	166	201
Deferred income taxes	(153)	(90)
Increase in cash surrender value of life insurance	(60)	(46)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,819)	2,385
(Increase) decrease in inventories	(1,281)	1,393
(Increase) decrease in refundable income taxes	(46)	868
(Increase) decrease in other current assets	132	(412)
Decrease in other assets	10	116
Increase (decrease) in accounts payable and accrued expenses	4,959	(1,279)
Increase (decrease) in deferred revenue	180	(963)
Increase in pension and retirement plans liability	159	52
Increase (decrease) in income taxes payable	252	(549)
Decrease in other long term liabilities	(309)	—

Net cash provided by operating activities	463	1,905

Cash flows from investing activities:
Sale of investments	—	5,000
Purchase of investments	(1,100)	—
Life insurance premiums paid	(121)	(121)
Purchases of property, equipment and improvements	(288)	(244)

Net cash provided by (used in) investing activities	(1,509)	4,635

Cash flows from financing activities:
Payments on short-term borrowings	—	(1,501)
Proceeds from issuance of shares under employee stock purchase plan	113	180
Purchase of common stock	(122)	(934)

Net cash used in financing activities	(9)	(2,255)

Effects of exchange rate on cash	(1,143)	(390)

Net increase (decrease) in cash and cash equivalents	(2,198)	3,895
Cash and cash equivalents, beginning of period	18,904	13,494

Cash and cash equivalents, end of period	$16,706	$17,389

Supplementary cash flow information:
Cash paid for income taxes	$404	$349

Cash paid for interest	$89	$105

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Subsequent Events

In January 2010, the FASB issued new accounting guidance entitled, “Subsequent Events.” The new guidance, which is effective for the current reporting period, removes the requirement for an SEC filer to disclose a date that subsequent events have been evaluated as of, in both issued and revised financial statements.   Accordingly, such date will no longer be disclosed in our financial statements.

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

Description of multiple-deliverable arrangements

In most cases, our multiple-deliverable arrangements involve initial shipment of hardware and software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values. Typically, product revenue elements are recognized upon shipment, or when risk of loss passes to the customer, and services elements are recognized upon completion for fixed-price service arrangements and upon performance for time and materials service arrangements, or in accordance with applicable accounting standards that may apply. The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

Impact of Adoption of New Standard

Adoption of the new revenue recognition guidance for multiple-deliverable arrangements has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for the three and nine months ended June  30, 2010 was that $3.0 million and $3.4 million, respectively, in additional revenue was recognized under the newly adopted guidance that wouldn’t have been recognized had we not adopted the new standard. The impact of adopting this new accounting guidance on net income and EPS was an increase to net income of $224 thousand and $242 thousand for the three and nine months ended June 30, 2010, respectively and an increase of $0.06 and $0.07, respectively to both basic and fully diluted earnings per share for the three and nine months ended June 30, 2010.

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

In accordance with new accounting guidance as described in Note 3 above, we are required to present EPS utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings (loss) per share computations for the Company’s reported net income attributable to common stock holders are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Amounts in thousands, except per share data)
Net income (loss)	$621	$(752)	$868	$(182)
Less: Net income attributable to nonvested common stock	7	-	8	-

Net income (loss) attributable to common stockholders	$614	$(752)	$860	$(182)

Weighted average number of shares outstanding – basic	3,548	3,531	3,545	3,628
Incremental shares from the assumed exercise of stock options	26	-	29	-

Weighted average number of shares outstanding – diluted	3,574	3,531	3,574	3,628

Net income (loss) per share – basic	$0.17	$(0.21)	$0.24	$(0.05)

Net income (loss) per share – diluted	$0.17	$(0.21)	$0.24	$(0.05)

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three and nine months ended June 30, 2010, 234,000 and 246,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.  For the three and nine months ended June 30, 2009, approximately 333,000 and 337,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

For the three months ended June 30, 2010 and 2009, basic and fully diluted weighted average unvested share-based payment shares outstanding were 40 thousand and 23 thousand, respectively.  For the three months ended June 30, 2010, basic and diluted earnings per share attributable to unvested shares were $0.17 per share.   For the three months ended June 30, 2009, the loss per share attributable to unvested shares was $0.21 per share.  For the nine months ended June 30, 2010 and 2009, basic and fully diluted weighted average unvested share-based payment shares outstanding were 33 thousand and 14 thousand, respectively.  For the nine months ended June 30, 2010, basic and diluted earnings per share attributable to unvested shares were $0.24 per share.   For the nine months ended June 30, 2009, the loss per share attributable to unvested shares was $0.05 per share.

5.        Short Term Investments

At June 30, 2010 and September 30, 2009, investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
June 30, 2010
Corporate bonds:
Bank of America Corporate Bond	$1,100	$—	$1,100

Total	$1,100	$—	$1,100

September 30, 2009
Corporate bonds:	$—	$—	$—

	$—	$—	$—

	Short-term	Long-term	Total
June 30, 2010
Available-for-sale	$1,100	$—	$1,100

	$1,100	$—	$1,100

September 30, 2009
Available-for-sale	$—	$—	$—

	$—	$—	$—

Net unrealized gains or losses on available-for-sale investments are reported as a separate component of shareholders’ equity until realized. There were no realized or unrealized gains or losses on available-for-sale investments for the nine months ended June 30, 2010.

6.	Inventories

Inventories consist of the following:

	June 30, 2010	September 30, 2009
	(Amounts in thousands)
Raw materials	$1,155	$1,285
Work-in-process	284	871
Finished goods	5,741	3,779

Total	$7,180	$5,935

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.3 million and $4.6 million as of June 30, 2010 and September 30, 2009, respectively.

7.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Amounts in thousands)
Net income (loss)	$621	$(752)	$868	$(182)
Effect of foreign currency translation	(297)	497	(653)	(279)
Minimum pension liability	—	—	—	—

Comprehensive income (loss)	$324	$(255)	$215	$(461)

The components of Accumulated Other Comprehensive Loss are as follows:

	June 30, 2010	September 30, 2009
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,504)	$(1,851)
Additional minimum pension liability	(2,417)	(2,417)

Accumulated Other Comprehensive Loss	$(4,921)	$(4,268)

8.           Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$14	$2	$16	$14	$2	$16
Interest cost	159	29	188	174	37	211
Expected return on plan assets	(106)	—	(106)	(115)	—	(115)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net (gain) loss	10	8	18	(2)	(8)	(10)

Net periodic benefit cost	$77	$39	$116	$71	$31	$102

Post Retirement:
Service cost	$—	$5	$5	$—	$3	$3
Interest cost	—	17	17	—	17	17
Amortization of net (gain) loss	—	16	16	—	(5)	(5)

Net periodic benefit cost	$—	$38	$38	$—	$15	$15

	For the Nine Months Ended June 30
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$44	$7	$51	$41	$5	$46
Interest cost	504	87	591	510	111	621
Expected return on plan assets	(333)	—	(333)	(336)	—	(336)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net (gain) loss	33	22	55	(6)	(23)	(29)

Net periodic benefit cost	$248	$116	$364	$209	$93	$302

Post Retirement:
Service cost	$—	$14	$14	$—	$10	$10
Interest cost	—	52	52	—	50	50
Amortization of net (gain) loss	—	48	48	—	(14)	(14)

Net periodic benefit cost	$—	$114	$114	$—	$46	$46

9.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$313	$2,801	$-	$20,639	$23,440	$23,753
Service	1,741	1,787	356	931	3,074	4,815
Total sales	2,054	4,588	356	21,570	26,514	28,568

Profit (loss) from operations	55	(159)	(35)	797	603	658
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	10	58	15	33	106	116
Depreciation and amortization	27	37	7	52	96	123

2009
Sales:
Product	$1,420	$4,215	$2	$9,709	$13,926	$15,346
Service	98	2,217	483	527	3,227	3,325
Total sales	1,518	6,432	485	10,236	17,153	18,671

Profit (loss) from operations	(670)	(317)	31	(67)	(353)	(1,023)
Assets	13,352	10,942	4,248	15,839	31,029	44,381
Capital expenditures	11	28	1	-	29	40
Depreciation and amortization	44	32	7	55	94	138

		Service and System Integration Segment
Nine Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$4,842	$10,500	$49	$44,158	$54,707	$59,549
Service	2,234	6,282	1,201	1,884	9,367	11,601
Total sales	7,076	16,782	1,250	46,042	64,074	71,150

Profit (loss) from operations	191	(111)	(21)	1,023	891	1,082
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	25	193	24	46	263	288
Depreciation and amortization	90	116	20	154	290	380

2009
Sales:
Product	$3,968	$13,147	$151	$35,204	$48,502	$52,470
Service	1,835	7,085	1,611	2,236	10,932	12,767
Total sales	5,803	20,232	1,762	37,440	59,434	65,237

Profit (loss) from operations	(639)	(173)	168	388	383	(256)
Assets	13,352	10,942	4,248	15,839	31,029	44,381
Capital expenditures	46	112	13	73	198	244
Depreciation and amortization	143	87	20	191	298	441

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2010 and 2009.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Verio	$9.8	34%	$1.7	9%	$17.6	25%	$5.8	9%
Comwork Gmbh	$0.0	-%	$1.9	10%	$0.0	-%	$4.3	7%

10.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of June 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$2,380	$—	$—	$2,380	$—
Corporate bonds	$—	$1,100	$—	$1,100	$—
Total assets measured at fair value	$2,380	$1,100	$—	$3,480	$—

	As of September 30, 2009
	(Amounts in thousands)
Assets:
Money Market funds	$6,840	$—	$—	$6,840	$—
Corporate bonds	$—	$—	$—	$—	$—
Total assets measured at fair value	$6,840	$—	$—	$6,840	$—

These assets are included in cash and cash equivalents and short-term investments in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of June 30, 2010. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2010.

11.	Loss Contingency

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

In July 2009, the Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer which must be resolved before we will be able to agree on a final settlement with respect to these remaining transactions.

For the nine months ended June 30, 2009, we accrued approximately $337 thousand in additional cost of sales, approximately $174 thousand of which was paid to the Hardware Manufacturer under the settlement referred to above. We also reduced commissions and income tax expense by approximately $98 thousand and $103 thousand, for a net impact of approximately $137 thousand of additional net loss, for the nine months ended June 30, 2009, in connection with the Dispute. These amounts represented our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review. This estimate was based on the assumption that all of the transactions still under review would be resolved in substantially the same manner that the settled transactions had been, because management believed that the facts and circumstances of the transactions still under review are the same as for the transactions that have been settled. However, the Hardware Manufacturer had advised us that they needed more time to review the remaining affected transactions, and accordingly had not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there is a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute. The Company had assessed that an additional contingent loss related to the Dispute was reasonably possible, but not probable. Therefore, an accrual had not been recorded for the loss contingency as of March 31, 2010.   For loss contingencies that are assessed at the reasonably possible level, the loss contingency must be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, we previously estimated the range of the loss contingency associated with the Dispute was between $0 and $389 thousand.

In July 2010, the Hardware Manufacturer informed us that they had calculated an additional assessment in connection with the Dispute of approximately $306 thousand.  As a result of this new information, we have reevaluated the likelihood of the loss, and we now believe that the loss is probable and estimable.  Although we are still negotiating a final settlement with the Hardware Manufacturer, we have determined that the amount that has been provided to us by the Hardware Manufacturer of approximately $306 thousand, is the best estimate of the loss.  Accordingly, we have accrued the additional $306 thousand as cost of sales for the period ended June 30, 2010.

12.	Common Stock Repurchase

On February 3, 2009, the Board of Directors (the “Board”) authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price.  Pursuant to the aforementioned authorization by the Board, the Company repurchased approximately 33 thousand shares of its outstanding common stock during the nine months ended June 30, 2010.  As of June 30, 2010, approximately 207 thousand shares remain authorized to repurchase under its stock repurchase program.

13.	Income Taxes

On October 1, 2007, we adopted provisions of the FASB interpretation "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption of the interpretation, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption. The cumulative effect of adoption, as of October 1, 2007, resulted in an increase to retained earnings of $556 thousand.

As of October 1, 2007, the total amount of uncertain tax liabilities was $260 thousand, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009
	(Amounts in thousands)
Beginning balance	$326	$291
Increases in tax positions in the current year	—	—
Settlements	—	—
Lapse in statute of limitations	(302)	—
Accrued penalties and interest	8	—

Balance, end of year	$32	$291

	Nine months ended June 30, 2010	Nine months ended June 30, 2009
	(Amounts in thousands)
Balance, beginning of year	$320	$291
Increases in tax positions in the current year	—	—
Settlements	—	—
Lapse in statute of limitations	(302)	—
Accrued penalties and interest	14	—

Balance, end of year	$32	$291

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions.  The Internal Revenue Service has completed an examination of fiscal year 2007, which did not result in any tax adjustment relating to our uncertain tax positions.  The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2006 through 2009, and believes that tax adjustments in any audited year will not be material.

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

New Critical Accounting Policies

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

Description of multiple-deliverable arrangements

In most cases, our multiple-deliverable arrangements involve initial shipment of hardware and software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values. Typically, product revenue elements are recognized upon shipment, or when risk of loss passes to the customer, and services elements are recognized upon completion for fixed-price service arrangements and upon performance for time and materials service arrangements, or in accordance with applicable accounting standards that may apply. The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

Impact of Adoption of New Standard

Adoption of the new revenue recognition guidance for multiple-deliverable arrangements has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for the three and nine months ended June  30, 2010 was that $3.0 million and $3.4 million, respectively, in additional revenue was recognized under the newly adopted guidance that wouldn’t have been recognized had we not adopted the new standard. The impact of adopting this new accounting guidance on net income and EPS was an increase to net income of $224 thousand and $242 thousand for the three and nine months ended June 30, 2010, respectively and an increase of $0.06 and $0.07, respectively to both basic and fully diluted earnings per share for the three and nine months ended June 30, 2010.

Results of Operations

Overview of the nine months ended June 30, 2010 Results of Operations

Highlights include:

●	Revenue increased by approximately $5.9 million, or 9%, to $71.1 million for the nine months ended June 30, 2010 versus $65.2 million for the nine months ended June 30, 2009.

●	For the nine months ended June 30, 2010, operating income was approximately $1.1 million versus an operating loss of approximately $256 thousand for the nine months ended June 30, 2009.

●	For the nine months ended June 30, 2010, net income was approximately $868 thousand versus a net loss of approximately $182 thousand for the nine months ended June 30, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2010 and 2009:

	June 30, 2010	% of sales	June 30, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$71,150	100%	$65,237	100%
Costs and expenses:
Cost of sales	58,460	82%	53,684	82%
Engineering and development	1,401	2%	1,542	2%
Selling, general and administrative	10,207	14%	10,267	16%

Total costs and expenses	70,068	98%	65,493	100%

Operating income (loss)	1,082	2%	(256)	—%
Other income (expense)	(46)	—%	87	—%

Income (loss) before income taxes	1,036	2%	(169)	—%
Income tax expense	168	—%	13	—%

Net income (loss)	$868	1%	$(182)	—%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2010:
Product	$4,842	$54,707	$59,549	84%
Services	2,234	9,367	11,601	16%
Total	$7,076	$64,074	$71,150	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2009:
Product	$3,968	$48,502	$52,470	80%
Services	1,835	10,932	12,767	20%
Total	$5,803	$59,434	$65,237	100%
% of Total	9%	91%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$874	$6,205	$7,079	13%
Services	399	(1,565)	(1,166)	(9)%
Total	$1,273	$4,640	$5,913	9%
% increase	22%	8%	9%

As shown above, total revenues increased by approximately $5.9 million, or 9%, for the nine months ended June 30, 2010 compared to the same period of fiscal year 2009. Revenue in the Systems segment increased for the current year nine month period versus the prior year nine month period by approximately $1.3 million, while revenues in the Service and System Integration segment increased by approximately $4.6 million, resulting in the overall increase of approximately $5.9 million.

Product revenues increased by approximately $7.1 million, or 13% for the nine months ended June 30, 2010 compared to the comparable period of fiscal 2009. This change in product revenues was made up of an increase in product revenues in the Systems segment of approximately $874 thousand over the prior year nine months, and an increase in product revenues in the Service and System Integration segment of approximately $6.2 million versus the prior year nine months.

The increase in the Systems segment product revenues of approximately $874 thousand for the nine months ended June 30, 2010 versus the comparable period in fiscal 2009 was primarily the result of the sale of two large systems to Raytheon which totaled approximately $3.6 million compared to virtually no sales to Raytheon in the prior year nine month period. In addition, product sales to Kyokuto Boeki Kaisha (“KBK”) increased by approximately $410 thousand. Offsetting these increases, product sales to Lockheed Martin and BAE decreased by approximately $2.4 million and $700 thousand, respectively.

The increase in the Service and System Integration segment product sales of approximately $6.2 million was due primarily to increased product sales in the U.S. division of the segment of approximately $8.9 million, offset by a decrease of approximately $2.6 million in the segment’s German division. The increase in the U.S. was attributable in large part to several large hardware orders which shipped to the US division’s largest customer. Sales to this customer increased by approximately $11.7 million, comparing the nine months ended June 30, 2010 to the nine months ended June 30, 2009. In addition, sales to two new significant customers totaling approximately $2.1 million accounted for a large portion of the increase.  Offsetting these increases, the loss of a major customer, which filed for bankruptcy protection during the prior fiscal year, resulted in a decrease in product sales of approximately $4.2 million, when comparing the nine month periods ended June 30, 2010 versus 2009.  The decrease in Germany was from lower sales volume of approximately $2.9 million in constant dollars, offset by a favorable exchange rate fluctuation of the stronger Euro versus the U.S. Dollar when comparing the nine month periods ended June 30, 2010 versus 2009, of approximately $300 thousand.  The decrease in product sales volume from the German division was due primarily to weak demand caused by the overall economic and technology sector slowdown which is continuing to put downward pressure on sales volume.

As shown in the table above, service revenues decreased by approximately $1.2 million, or 9% for the nine months ended June 30, 2010 compared to the comparable nine months of fiscal 2009. Service revenue in the Systems segment increased by approximately $399 thousand, while service revenue in the Service and System Integration segment decreased by approximately $1.6 million, as shown in the table above.

The $399 thousand increase in Systems segment service revenue was the result of an increase in royalty revenue from Lockheed Martin which was approximately $1.9 million for the nine months ended June 30, 2010, versus approximately $1.6 million for the nine months ended June 30, 2009, for a total increase of approximately $300 thousand.  In addition, service revenues to Raytheon increased by approximately $100 thousand in connection with the large product order which shipped in the second quarter of 2010, which is described above.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s U.S., German and United Kingdom divisions which decreased by approximately $803 thousand, $410 thousand  and approximately $373 thousand, respectively. The decrease from the U.S. division was due in part to the loss of the same customer as described above due to bankruptcy, which accounted for approximately $314 thousand of the decrease and unfavorable economic conditions which resulted in decreased spending by our customers and potential customers on information technology projects. The decrease in service revenue from our German and United Kingdom divisions was also attributed to the unfavorable economic conditions which negatively impacted those divisions’ revenue performance similarly.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	June 30, 2010%		June 30, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$51,582	73%	$42,416	65%	$9,166	22%
Europe	18,548	26%	22,209	34%	(3,661)	(16)%
Asia	1,020	1%	612	1%	408	67%

Totals	$71,150	100%	$65,237	100%	$5,913	9%

The increase in Americas revenue for the nine months ended June 30, 2010 versus the nine months ended June 30, 2009 was primarily the result of the increase in revenues from the U.S. operations of the Service and System Integration segment which accounted for approximately $8.2 million of the increase. Additionally, sales from the Systems segment to U.S. customers increased by approximately $908 thousand.  The decrease in sales in Europe was primarily the result of lower sales from the German and United Kingdom divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $3.5 million and $511 thousand, respectively. The impact of the stronger Euro versus the U.S. dollar for the nine months ended June 30, 2010 versus the nine months ended June 30, 2009 had a favorable impact on European sales, when comparing to the prior year nine months, of approximately $500 thousand. Therefore, the decrease in sales volume in constant U.S. dollars for the fiscal nine months ended June 30, 2010 versus the same nine months in 2009 was approximately $4.5 million, due to the reasons described above.  Offsetting the decreases in European sales from the German and UK divisions, sales to Europe from the U.S. division of the Service and System Integration segment increased by approximately $300 thousand.  The increased Asia sales were the result of the increase in sales to KBK from the Systems segment of approximately $408 thousand described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2010:
Product	$2,216	$48,513	$50,729	87%
Services	267	7,464	7,731	13%
Total	$2,483	$55,977	$58,460	100%

% of Total	4%	96%	100%
% of Sales	35%	87%	82%
Gross Margins:
Product	54%	11%	15%
Services	88%	20%	33%
Total	65%	13%	18%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2009:
Product	$2,295	$42,507	$44,802	83%
Services	109	8,773	8,882	17%
Total	$2,404	$51,280	$53,684	100%

% of Total	4%	96%	100%
% of Sales	41%	86%	82%
Gross Margins:
Product	42%	12%	15%
Services	94%	20%	30%
Total	59%	14%	18%

Increase (decrease)
Product	$(79)	$6,006	$5,927	13%
Services	158	(1,309)	(1,151)	(13)%
Total	$79	$4,697	$4,776	9%

% Increase	3%	9%	9%
% of Sales	(6)%	1%	-%
Gross Margins:
Product	12%	(1)%	-%
Services	(6)%	-%	3%
Total	6%	(1)%	-%

Total cost of sales increased by $4.8 million when comparing the nine months ended June 30, 2010 versus the nine months ended June 30, 2009, which is an increase of 9%.  The increase in costs of sales was due to the overall increase in sales described above.  Sales also increased by 9% when comparing the nine months ended June 30, 2010 with the nine months ended June 30, 2009.

Cost of sales in the Systems segment increased slightly; by approximately $79 thousand in the current year nine month period versus the prior year nine month period despite the fact that sales in the systems segment increased by approximately $1.3 million.  This is due to two reasons. First, for the nine months ended June 30, 2010, substantially all of the product sales were manufactured hardware versus 3rd party parts that were resold for the nine month period ended June 30, 2009. Manufactured products carry lower cost of sales as a percentage of selling price than do 3rd party parts. Secondly, royalty sales to Lockheed Martin for the nine months ended June 30, 2010 exceeded royalty sales for the nine months ended June 30, 2009 by approximately $300 thousand.  Such sales carry no cost of sales.

Cost of sales in the Service and System Integration segment increased by approximately $4.7 million, which is a 9% increase in cost of sales when comparing the current year nine months versus the prior year nine months. This increase in cost of sales was due to the increase in Service and System Integration segment sales as described above, which increased by 8%, and additional costs of sales of approximately $306 thousand, which was recorded pursuant to a pending settlement of a pricing dispute with one of our Hardware Manufacturers, whose products we resell. (See Note 11 to the Financial Statements.)

The overall gross margin was unchanged at 18% comparing the nine months ended June 30, 2010 to the same period of fiscal 2009.  While the gross margin improvement from 59% to 65% in the Systems segment was driven by the higher mix of manufactured products and royalty revenues as described above, the gross margin in the Service and System Integration segment was down from 14% to 13% due to lower service revenues in the current year nine-month period versus the prior year. The increase in gross margin in the Systems segment and the offsetting decrease in the gross margin in the Service and System Integration segment, combined resulted in the overall gross margin being unchanged.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2010 and 2009:

	For the Nine Months Ended
	June 30, 2010	% of Total	June 30, 2009	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,401	100%	$1,542	100%	$(141)	(9)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$1,401	100%	$1,542	100%	$(141)	(9)%

Engineering and development expenses decreased by approximately $141 thousand, or 9%, for the nine months ended June 30, 2010 compared to the same period of fiscal 2009. The decrease reflects lower expenditures for salaries, wages and benefits and materials in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the nine months ended June 30, 2010 and 2009:

	For the Nine Months Ended
	June 30, 2010	% of Total	June 30, 2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,976	29%	$2,496	24%	$480	19%
Service and System Integration	7,231	71%	7,771	76%	(540)	(7)%

Total	$10,207	100%	$10,267	100%	$(60)	(1)%

Total selling, general and administrative (“SG&A”) expenses decreased by $60 thousand, or 1%, for the nine months ended June 30, 2010 compared to the corresponding nine months of fiscal 2009. The Systems segment SG&A expense increased for the nine months ended June 30, 2010 versus the prior year nine months by approximately $480 thousand, due primarily to higher bonus expenses of approximately $380 thousand, as a result of higher revenues and operating profits and higher retirement plan expense of approximately $90 thousand, due to a higher net pension benefit calculation.  The Service and System Integration segment SG&A expense decreased for the nine months ended June 30, 2010 versus the prior year nine months by approximately $540 thousand, due primarily to lower commissions of approximately $133 thousand, as a result of changes to compensation plans, lower salaries of approximately $267 thousand due to headcount reductions and lower facilities expenses of approximately $91 thousand, due to reduction in facilities and lower depreciation expense.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2010 and 2009:

	For the Nine Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(68)	$(89)	$21
Interest income	38	204	(166)
Foreign exchange gain (loss)	(16)	6	(22)
Other income (expense), net	-	(34)	34

Total other income (expense), net	$(46)	$87	$(133)

Total other income (expense), net, changed from other income, net of $87 thousand to other net expense of $46 thousand, resulting in an unfavorable change of approximately $133 thousand for the first nine months of fiscal 2010 compared to the same nine months of fiscal 2009. This change was primarily due to a decrease in interest income of $166 thousand. Interest income in the fiscal 2010 nine months was earned on money market funds as opposed to our auction rate security (“ARS”) portfolio for a large portion of the first nine months in fiscal 2009. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs over the period since the year-ago nine months because of the preponderance of failed auctions in the ARS market. In addition, the balances of interest bearing assets in general were lower in the current fiscal year nine month period versus the prior year.

Overview of the three months ended June 30, 2010 Results of Operations

Highlights include:

●	Revenue increased by approximately $9.9 million, or 53%, to $28.6 million for the quarter ended June 30, 2010 versus $18.7 million for the quarter ended June 30, 2009.

●	For the three months ended June 30, 2010, operating income was approximately $0.7 million versus an operating loss of approximately $1.0 million for the quarter ended June 30, 2009.

●	For the three months ended June 30, 2010, net income was approximately $621 million versus a net loss of approximately $752 thousand for the quarter ended June 30, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2010 and 2009:

	June 30, 2010	% of sales	June 30, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$28,568	100%	$18,671	100%
Costs and expenses:
Cost of sales	23,672	83%	15,835	85%
Engineering and development	498	2%	524	3%
Selling, general and administrative	3,740	13%	3,335	18%
Total costs and expenses	27,910	98%	19,694	105%

Operating income (loss)	658	2%	(1,023)	(5)%
Other expense	(10)	—%	(23)	—%

Income (loss) before income taxes	648	2%	(1,046)	(6)%
Income tax expense (benefit)	27	-%	(294)	(2)%
Net income (loss)	$621	2%	$(752)	(4)%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2010:
Product	$313	$23,440	$23,753	83%
Services	1,741	3,074	4,815	17%
Total	$2,054	$26,514	$28,568	100%
% of Total	7%	93%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2009:
Product	$1,420	$13,926	$15,346	82%
Services	98	3,227	3,325	18%
Total	$1,518	$17,153	$18,671	100%
% of Total	8%	92%	100%

	Systems	Service and System Integration	Total	% Increase
Increase (Decrease)
Product	$(1,107)	$9,514	$8,407	55%
Services	1,643	(153)	1,490	45%
Total	$536	$9,361	$9,897	53%
% increase	35%	55%	53%

As shown above, total revenues increased by approximately $9.9 million, or 53%, for the quarter ended June 30, 2010 compared to the same period of fiscal year 2009. Revenue in the Systems segment increased in the current year quarter versus the prior year quarter by approximately $536 thousand, while revenues in the Service and System Integration segment increased by approximately $9.4 million, resulting in the overall increase of $9.9 million.

Product revenues increased by approximately $8.4 million, or 55% for the quarter ended June 30, 2010 compared to the comparable period of fiscal 2009. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $9.5 million versus the prior year quarter, offset by a decrease of approximately $1.1 million in the System segment for the quarter ended June 30, 2010 compared to the prior year quarter ended June 30.

The increase in the Service and System Integration segment product sales of approximately $9.5 million was due to increased product sales in the U.S. division of the segment of approximately $10.9 million, offset by a decrease of approximately $1.4 million in the segment’s German division. The increase in the U.S. was attributable in large part to several large hardware orders which shipped to the US division’s largest customer. Sales to this customer increased by approximately $8.4 million, comparing the quarter ended June 30, 2010 to the quarter ended June 30, 2009. In addition, sales to two new significant customers totaling approximately $2.0 million accounted for a large portion of the increase.  The decrease in Germany was from lower sales volume of approximately $1.1 million in constant dollars, and an unfavorable exchange rate fluctuation of a weaker Euro versus the U.S. Dollar which accounted for $300 thousand of the decrease.  The decrease in product sales volume from the German division was due primarily to the overall weak demand attributable to the economic and technology sector slowdown which is continuing to put downward pressure on sales volume.

The decrease in the Systems segment product revenues of approximately $1.1 million for the quarter ended June 30, 2010 versus the comparable period in fiscal 2009 was primarily the result of lower product sales to Kyokuto Boeki Kaisha (“KBK”) and Lockheed Martin of approximately $430 thousand and $630 thousand, respectively.

As shown in the table above, service revenues increased by approximately $1.5 million, or 45% for the quarter ended June 30, 2010 compared to the comparable quarter of fiscal 2009. Service revenue in the Systems segment increased by approximately $1.6 million, while service revenue in the Service and System Integration segment decreased by approximately $153 thousand, as shown in the table above.

The $1.6 million increase in Systems segment service revenue was the result of royalty sales to Lockheed Martin which were approximately $1.6 million for the quarter ended June 30, 2010. There were no royalty sales in the quarter ended June 30, 2009.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s German and U.K. divisions which decreased by approximately $431 thousand and approximately $127 thousand, respectively. These decreases were offset by an increase in service revenue from the segment’s U.S. division of approximately $399 thousand.  The decrease in service revenue from our German division was attributed to lower sales volume of approximately $250 thousand in constant dollars, and an unfavorable exchange rate fluctuation of a weaker Euro versus the U.S. Dollar which accounted for approximately $182 thousand of the decrease.  The decrease in service sales volume from the German division was also due primarily to the overall weak demand attributable to the economic and technology sector slowdown which is continuing to put downward pressure on sales volume. The decrease in the UK was the result of termination of maintenance contracts during the period since June 30, 2009 through June 30, 2010. The increase from the U.S. division was from the delivery of a significant integration project to a newly acquired customer.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Three Months Ended
	June 30, 2010%		June 30, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$23,388	82%	$11,261	60%	$12,127	108%
Europe	5,122	18%	6,928	37%	(1,806)	(26)%
Asia	58	-%	482	3%	(424)	(88)%

Totals	$28,568	100%	$18,671	100%	$9,897	53%

The increase in revenue in the Americas for the quarter ended June 30, 2010 versus the quarter ended June 30, 2009 was the result of the changes in the US Division of the Service and System Integration and Systems segments sales to U.S. customers which are described above.  All of these sales and changes thereto were to U.S. customers with the exception of KBK. The decrease in sales in Europe was primarily the result of lower sales from the German division of the Service and System Integration segment, where sales in Europe decreased by approximately $1.8 million. The impact of the weaker Euro versus the U.S. dollar in the quarter ended June 30, 2010 versus the quarter ended June 30, 2009 had an unfavorable impact on European sales, when comparing to the prior year quarter, of approximately $500 thousand. Therefore the decrease in sales volume to Europe in constant U.S. dollars for the fiscal quarter ended June 30, 2010 versus the same quarter in 2009 was approximately $1.3 million.  The decreased Asia sales were primarily the result of the decrease in sales to KBK from the Systems segment as described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended June 30, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2010:
Product	$288	$20,865	$21,153	89%
Services	117	2,402	2,519	11%

Total	$405	$23,267	$23,672	100%

% of Total	2%	98%	100%
% of Sales	20%	88%	83%
Gross Margins:
Product	8%	11%	11%
Services	93%	22%	48%
Total	80%	12%	17%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2009:
Product	$808	$12,214	$13,022	82%
Services	35	2,778	2,813	18%

Total	$843	$14,992	$15,835	100%

% of Total	5%	95%	100%
% of Sales	56%	87%	85%
Gross Margins:
Product	43%	12%	15%
Services	64%	14%	15%
Total	44%	13%	15%

Increase (decrease)
Product	$(520)	$8,651	$8,131	62%
Services	82	(376)	(294)	(10)%

Total	$(438)	$8,275	$7,837	49%

% Increase (decrease)	(52)%	55%	49%
% of Sales	(36)%	1%	(2)%
Gross Margins:
Product	(35)%	(1)%	(4)%
Services	29%	8%	33%
Total	36%	(1)%	2%

Total cost of sales increased by $7.8 million when comparing the quarter ended June 30, 2010 versus the quarter ended June 30, 2009, which is an increase of 49% over the prior year quarter.  The increase in costs of sales was due primarily to the overall increase in sales described above.  Sales increased by 53% when comparing the quarter ended June 30, 2010 with the quarter ended June 30, 2009.

Cost of sales in the Systems segment decreased by approximately $438 thousand in the current year quarter versus the prior year quarter despite the fact that sales in the Systems segment increased by approximately $536 thousand.  This is because, while overall sales increased, product sales in the Systems segment decreased by approximately $1.1 million, resulting in a decrease in product cost of sales of $520 thousand.  This decrease in product sales in the Systems segment was offset by an increase in Service sales of $1.6 million, which consisted almost entirely of royalty revenue, which carries no cost of sales. Therefore, there was not a corresponding increase in services cost of sales in connection with the increase in royalty revenue.

Cost of sales in the Service and System Integration segment increased by approximately $8.3 million, which is a 55% increase in cost of sales when comparing the current year quarter versus the prior year quarter. This increase in cost of sales was due to the increase in Service and System Integration segment sales as described above, which also increased by 55%.

The overall gross margin increased from 15% for the fiscal 2009 third quarter to 17% gross margin for the quarter ended June 30, 2010. The overall gross margin improvement was driven by the higher gross margin in the Systems segment which was 80% for the quarter ended June 30, 2010 versus 44% for the quarter ended June 30, 2009.  This gross margin increase in the Systems segment was due to approximately $1.6 million in royalty revenue for the quarter ended June 30, 2010, while there was no royalty revenue in the quarter ended June 30 2009.  As stated above, the royalty revenue carries no cost of sales. The gross margin in the Service and System Integration segment was 12% for the quarter ended June 30, 2010 versus 13% for the quarter ended June 30, 2009.  The decrease in gross margin in the Service and System Integration segment was due to additional costs of sales of approximately $306 thousand which was recorded pursuant to a pending settlement of a pricing dispute with one of our Hardware Manufacturers, whose products we resell. (See Note 11 to the Financial Statements.)

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010	% of Total	June 30, 2009	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$498	100%	$524	100%	$(26)	(5)%
Service and System Integration	—	—%	—	—%	—	—%

Total	$498	100%	$524	100%	$(26)	(5)%

Engineering and development expenses decreased by approximately $26 thousand, or 5%, for the quarter ended June 30, 2010 compared to the same period of fiscal 2009. The decrease reflects lower expenditures for salaries and wages in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010	% of Total	June 30, 2009	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,073	29%	$821	25%	$252	31%
Service and System Integration	2,667	71%	2,514	75%	153	6%

Total	$3,740	100%	$3,335	100%	$405	12%

Total SG&A expenses increased by approximately $405 thousand, or 12%, for the quarter ended June 30, 2010 compared to the corresponding quarter of fiscal 2009. The Systems segment SG&A expense increased for the quarter ended June 30, 2010 versus the prior year quarter by approximately $252 thousand, due primarily to higher commission and bonus expenses as a result of higher revenues and operating profits.  The increase in SG&A expenses in the Service and System Integration segment shown above was also due primarily to higher commission expenses associated with higher gross profit for the quarter ended June 30, 2010 versus the June 30, 2009 quarter.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(22)	$(27)	$5
Interest income	20	28	(8)
Foreign exchange loss	(6)	-	(6)
Other expense, net	(2)	(24)	22

Total other expense, net	$(10)	$(23)	$13

Total other income (expense), net, was not material for both quarters ended June 30, 2010 and 2009.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of $27 thousand for the quarter ended June 30, 2010 reflecting an effective income tax rate of 4% compared to an income tax benefit of $294 thousand for the quarter ended June 30, 2009, which reflected an effective tax benefit rate of 28%.  For the nine months ended June 30, 2010, the Company recorded an income tax provision of $168 thousand reflecting an effective income tax rate of 16% compared to an income tax expense of $13 thousand for the nine months ended June 30, 2009, which reflected an effective tax expense rate of 8%.  The effective tax rates for the three and nine months ended June 30, 2010, were impacted favorably by the de-recognition of a liability of approximately $302 thousand for an unrecognized tax benefit, which the company had recorded pursuant to accounting principles regarding uncertain tax positions.  This de-recognition was the result of the lapsing of the statute of limitations and the completion of an audit by the Internal Revenue Service, which did not result in any adjustment related to the uncertain tax position.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and short-term investments, which combined decreased by approximately $1.1 million to $17.8 million as of June 30, 2010. The $17.8 million consists of cash and cash equivalents of approximately $16.7 million and short-term investments of approximately $1.1 million.  This compares to $18.9 million as of September 30, 2009, which was made up of all cash and cash equivalents.  At June 30, 2010, the Company’s cash equivalents of $2.4 million were held in money market funds.

The decrease in cash and cash equivalents as of June 30, 2010 versus September 30, 2009 was approximately $2.2 million. The significant uses of cash during the period were an increase in accounts receivable of approximately $4.8 million, an increase in inventories of approximately $1.3 million, unfavorable foreign exchange impact of $1.1 million, purchases of short-term investments of approximately $1.1 million and purchases of property, plant & equipment of approximately $0.3 million.   Significant sources of cash included net income of $0.9 million, an increase in accounts payable and accrued expenses of approximately $5.0 million, depreciation and amortization expense of approximately $0.3 million, and equity plan compensation of $0.2 million.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income from continuing operations during the nine month periods ended June 30, 2010 or 2009. There is no assurance that our business will not be materially and adversely affected by inflation and changing prices in the future.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the nine months ended June 30, 2010:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2009	-	$-	-
November 30, 2009	-	$-	-
December 31, 2009	-	$-	-
January 31, 2010	-	$-	-
February 28, 2010	500	$3.60	500
March 31, 2010	10,693	$3.62	10,693
April 30, 2010	10,500	$3.53	10,500
May 31, 2010	4,200	$4.08	4,200
June 30, 2010	7,295	$4.27	7,295

Total	33,188	$3.79	33,188	206,858

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

CSP INC.

Date: August 10, 2010	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 10, 2010	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2009)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2009)

31.1	Certification of Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002