Form 10-K
period 2010-09-30
CSP INC /MA/
filed 2010-12-23
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,970,722 based on the closing sale price of $3.60 as reported on the Nasdaq Global Market.

As of December 17, 2010, we had outstanding 3,543,547 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2010.

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

•
The Systems segment consists primarily of CSPI’s MultiComputer Division (the “MultiComputer Division”) which designs and manufactures specialty, high-performance computer signal processing systems for the aerospace and defense markets. The MultiComputer Division’s products are known as multicomputers or cluster computers, which use multiple microprocessors linked together in a specialized network to achieve very high performance processing capabilities. Our MultiComputer systems utilize “blades” (self-contained, high-density computer boards) to achieve a high level of compute processing per-cubic-foot-per-watt. The blades and other components that make up the system are housed in a ruggedized chassis, designed to withstand physically demanding environments such as those found on board a ship or airplane. In addition, CSPI’s MultiComputer products are designed to operate in environments that have low power, cooling and space requirements. These systems are used on land and in airborne and shipboard platforms for high-speed digital signal processing (“DSP”) in radar, sonar and surveillance applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in the Asia-Pacific region.

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

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2010 and 2009. Additional segment and geographical information is set forth in Note 13 to our financial statements.

Segment	2010	%	2009	%
	(Amounts in thousands)
Systems	$8,311	9%	$7,987	10%
Service and System Integration	86,707	91%	75,370	90%
Total Sales	$95,018	100%	$83,357	100%

Systems Segment

Products and Services

The Systems segment’s MultiComputer systems utilize commodity hardware components that are compliant with industry standards and open source software and deliver a high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, all interconnected by a very high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. Typical computationally intense applications requiring these products include radar, sonar, command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) within the defense market segment.

We utilize the most recent, currently available high performance processor technology, large memory subsystems and high-bandwidth networking components in the open hardware architecture of our MultiComputer systems. These systems are scalable and easy to upgrade, allowing for continuous insertion of the latest technologies. To meet the demands of mission-critical applications, our MultiComputer systems incorporate high-availability features to facilitate continuous operation of the system. These features include instant booting from a cold start, error-correcting memory, hot-swappable hardware, extended environmental specifications and built-in self-test. These systems ship in a variety of configurations ranging from small lab systems with as few as ten processors to multiple-chassis systems with over 400 processors.

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

Our StarGate I/O blade is a 2000 SERIES board-level component designed specifically for high-speed data acquisition. The StarGate bolstered our product offerings in radar, sonar and surveillance DSP by providing the rapid execution times that are necessary for the complex signal processing demands of these applications. The StarGate I/O blade was the first 2000 SERIES product to benefit from the increased performance provided by the 1GHz Motorola 7457 PowerPC microprocessors and related technologies.

The FastCluster product line was enhanced with the addition of rugged system capabilities for blades and enclosures with the introduction of the FastCluster 220R to our 2000 SERIES product line. The FastCluster 220R introduced a new rugged chassis, specifically designed to meet military standard (“MIL-STD”) specifications for mission-critical, airborne defense programs. The advanced packaging maintained scalability to hundreds of processors and leveraged the latest Myrinet-2000 fiber clustering technology for multi-chassis configurations. This packaging offered better fault detection, hot-swap capability, plug-in power supply and blower assembly components for improved serviceability and addressed MIL-STD requirements for shock, vibration and EMC/EMI.

Building upon the momentum of the 2000 SERIES, we announced the next generation FastCluster product line, the 3000 SERIES, in fiscal 2006. The first prototype of a 3000 SERIES component was shipped to a customer for evaluation purposes in September 2007. This prototype was successfully evaluated by the customer during fiscal 2008. We received and shipped additional 3000 SERIES orders in fiscal 2010 and we expect to receive a significant order for 3000 SERIES systems in fiscal 2011. The 3000 SERIES product line is being designed to deliver performance that is superior to our predecessor products in bi-section bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES product line is targeting high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the United States (“U.S.”) Government Department of Defense (“DOD”) vision of “systems of systems” in which embedded systems are not designed, deployed and used in isolation but rather in a cooperative way.

In fiscal 2010, we announced 3000 SERIES OpenVPXTM with Intel multi-core processors and the OpenVPXTM VITA/ANSI standard (Vita 65) to support high performance radar, sonar, C4ISR and SIGINT applications.  OpenVPXTM is the architecture framework that defines system-level interoperability for multivendor, multimode, integrated system environments. OpenVPXTM’s consideration of system-level requirements improves interoperability between computing and communications platforms and reduces customization, testing, cost and risk.

Also, in fiscal 2010, we announced our new 4000 SERIES ATCA products.  The 4000 SERIES is based on InfiniBand, Advanced Telecom Computing Architecture (“AdvancedTCA” or “ATCA”) & NEBS standards to deliver affordability, sustainability and high availability to manned and unmanned large mobile platforms (land, sea and air.)  ATCA was originally designed to address the high availability, robust system management and DC power distribution needs of the telecom and communications markets.  ATCA has since become attractive to the military and defense markets as well.

Military computing and communication applications share the need for increased bandwidth and reliability, extremely robust mechanical and electrical definitions, power efficiency and unprecedented processor density.  ATCA provides built-in high reliability features such as a 40 gigabit Ethernet backplane, redundant shelf managers, fail-over capability and support of live insertion of boards, power supplies and fans. These features are ideal for the DOD’s network-centric warfare initiative.

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

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer systems to the aerospace and defense markets with emphasis on applications requiring the analysis of complex signals such as sonar and radar. We distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

MultiComputer systems are sold primarily to prime contractors (serving as systems integrators) within the defense industry and are used in sonar, radar, C4ISR systems, simulators and signal and image analysis computers. Customers in this market segment have unique requirements. A prime contractor will typically incorporate our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications, prototype units, form, fit and function compatibility with previous products, long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building a business partnership. However, the result of this partnership is a strong potential for long-term revenue streams as products progress from development phases into deployment.

Our cluster computing technologies that support “network centric warfare” and information exchange in real-time are becoming increasingly significant to twenty-first century military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2011 and beyond, our focus is to build interest in our 3000 SERIES and 4000 SERIES multicomputers among our customers.

Competition

The Systems segment’s markets are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980s to the Motorola PowerPCs with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2009 involved completing and launching new enhancements to our 3000 SERIES product line, with a focus on continuing to provide our defense customers with increased processing capabilities based on the latest industry standard technologies: VXS (VITA 41), multi-core processors, FPGAs and Myricom’s Myri-10G high speed interconnect with 10 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete favorably as a provider of high-performance cluster computer systems.

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., AP Labs, Curtis Wright and G. E. Intelligent Platforms. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Emerson, HP, IBM and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and have the potential to become formidable competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size and specialized packaging, is the primary factor in the buying decision.

New companies enter the field periodically and larger companies with greater technical resources and marketing organizations could decide to compete in the future. The future growth of this market depends upon continued growth in strategic partnerships and providing high density and scalability in a compact, low power and cost effective package that can easily be integrated into OEM designs for high performance computation. Since the majority of sales are to prime contractors, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

Manufacturing, Assembly and Testing

All MultiComputer systems are shipped to our customers directly from our plant in Billerica, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside vendors.

Upon receipt of material and components by us from outside suppliers, our quality assurance technicians inspect these products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over its useful service life. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor quality procedures and improve design standards.

We provide a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year, depending upon the particular unit.

Customer Support

Our MultiComputer Division supports our customers with telephone assistance, on-site service, system installation, training and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

We offer training courses at our corporate headquarters or the customer site. Field and customer service support is provided by employees located at our headquarters in Billerica, Massachusetts for Systems segment customers.

Sources and Availability of Raw Materials

Several components used in our Systems segment products are obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. for our high-speed interconnect components, Freescale Semiconductor, Inc. for our PowerPC processors and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term. Also, all components used to build our new 3000 SERIES and 4000 SERIES systems are currently available in a timely manner.

Research and Development

For the year ended September 30, 2010, our expenses for research and development were approximately $2.0 million compared to approximately $2.0 million for fiscal year 2009. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our Systems products and development currently in process are intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments, including the 3000 SERIES and 4000 SERIES product lines.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $2.0 million at September 30, 2010 as compared to $4.1 million at September 30, 2009. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Service and System Integration Segment

Products and Services

Integration Solutions

Over the past several years, the business of our Service and System Integration segment has evolved away from selling our proprietary process control and data acquisition (“PCDA”) computer systems, into becoming a systems integrator and VAR of integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services via a state of the art NOC. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site and to offer high value IT consulting services to deliver solutions.

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, Sun Microsystems, IBM, Juniper Networks, Hitachi, QLogic, Dell, Enterasys, Citrix, APC, EMC, Intel, VMWare, Fortinet, nCirlce, Microsoft and Checkpoint. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers’ diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, health services, distribution, financial services, professional services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA systems—hardware and software, operating system and user support.

•	Implementation, integration, configuration and installation services.

•
Storage area network (“SAN”) solutions – We help our customers implement SAN solutions using products from Hitachi, EMC, HP, DataDomain and NetApp.  SANs allow system administrators to realize the benefits of SANs over conventional storage architecture.  These benefits include cost savings from better utilization of hardware and lower headcount requirements to run and maintain data storage systems, higher availability and faster data access rates resulting in increased productivity.

•
Virtualization – We implement virtualization solutions using products from companies such as VMWare. Virtualization allows one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments.  With virtual servers and desktops, users can host multiple operating systems and applications, which can eliminate physical and geographical limitations. Other benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery processes.

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

•
Custom software applications and solutions development and support—We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, Sharepoint and OnBase. We are a Microsoft Gold Partner.

•	NOC managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products we sell and services we provide through various sales offices in the U.S., Germany and the U.K. through our direct sales force (for a detailed list of our locations, see Item 2 of this Form 10-K).

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

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the Service and System Integration segment include procurement capability, product diversity allowing for delivery of complete and custom solutions to our customers, strength of key partner relationships with the major IT OEMs, ability to supply unique and/or specialized needs of the SMB and LEB markets, strong knowledge of the IT products that we sell, ability to provide managed services through our NOC and the consulting integration services required to design and install the custom solutions that fit our customers’ IT needs. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $6.3 million at September 30, 2010, as compared to $4.8 million at September 30, 2009. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 13 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2010 and 2009.

Employees

On September 30, 2010, we had approximately 139 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 13 of our consolidated financial statements.

Item 1A.	Risk Factors

Factors that may Affect Future Performance

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Further, any forward-looking statement speaks only as of the date on which such statement is made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. In response to competitive pressures or new product introductions, we may take certain pricing or marketing actions that could adversely affect our operating results. In addition, changes in the products and services mix may cause fluctuations in our gross margin. Due to the potential quarterly fluctuations in operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily an indicator of future performance.

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

Our largest customer for fiscal year 2010 acquired one of our largest competitors and this customer also expects a downturn in business from one of its own customers that was creating significant demand for our products.   These events could result in a significant reduction in our sales volume for fiscal 2011 and beyond.

Our largest customer for fiscal 2010 is a large hosting company that provides outsourcing of computer infrastructure, storage and communications resources. Our sales to this customer were $22.5 million for fiscal 2010, which comprised 24% of our total revenues.  Two events occurred late in our fiscal year 2010 that may have a significant impact on our sales volume for fiscal 2011 and beyond.

First, our customer expects a downturn in business from one of its own customers that was creating significant demand for our products.  This will likely have an unfavorable impact on our sales because our customer may no longer need to purchase the same volume of products from us in fiscal year 2011 as they did in fiscal year 2010.

Secondly, this customer has acquired a major competitor of ours that supplies some of the same IT networking equipment that we were supplying to them during fiscal 2010.  We believe that in the future, it is likely that this customer will procure some or most of these products from our competitor rather than purchase them from us.

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our products and services to the defense market accounted for approximately 9% and 9% of our consolidated revenues and 99% and 99% of the Systems segment sales for the fiscal years ended September 30, 2010 and 2009, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

Our Operating Results May Fluctuate Significantly

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

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

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. as well as Freescale Semiconductor, Inc. (“Freescale”) for many of our PowerPC line of processors. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Myricom or Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which could prevent them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We Depend on Key Personnel and Skilled Employees and Face Competition in Hiring and Retaining Qualified Employees

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management personnel except Alex Lupinetti, our Chief Executive Officer, and Victor Dellovo, Vice President and General Manager of the Modcomp Division or other key employees are subject to any employment contracts. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 30% and 36% of our total revenue for the fiscal years ended September 30, 2010 and 2009, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial or Securities and Exchange Commission (“SEC”) reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

To be Successful, We Must Respond to the Rapid Changes in Technology

Our future success will depend in part on our ability to enhance our current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The defense market, in particular, demands constant technological improvements as a means of gaining military advantage. Military planners historically have funded significantly more design projects than actual deployments of new equipment and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must be able to demonstrate our ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will be able to secure an adequate number of defense electronics design wins in the future, that the equipment in which our products are intended to function eventually will be deployed in the field, or that our products will be included in such equipment if it is eventually deployed.

The design-in process is typically lengthy and expensive and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or if there is any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected, particularly in our Systems segment. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We Need to Continue to Expend Resources on Research and Development Efforts to Meet the Needs of our Customers

The industry in which our Systems segment competes is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI’s commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

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

Our Stock Price May Continue to be Volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

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

In addition, the stock market in general and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Item 2.	Properties

Listed below are our principal facilities as of September 30, 2010. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:

CSP Inc.	Corporate Headquarters	Leased	21,500 S.F.
43 Manning Road	Manufacturing, Sales,
Billerica, MA	Marketing and
Administration
Service and Systems Integration Segment Properties:

Modcomp, Inc.	Division Headquarters	Leased	15,482 S.F.
1500 S. Powerline Road	Sales, Marketing and
Deerfield Beach, FL	Administration

Modcomp, Inc.	Sales, Marketing and Service	Leased	1,356 S.F.
9155 South Dadeland Blvd, Suite 1112
Miami, FL

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	12,443 S.F.
Oskar-Jager-Strasse 50	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
Wokingham Berkshire
United Kingdom

Modcomp Systemhaus GmbH	Sales, Marketing and Service	Leased	2,819 S.F.
Gartenstr. 23-27
D-61352 Bad Homburg
Germany

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	2010		2009
Fiscal Year:	High	Low	High	Low
1st Quarter	$4.06	$3.30	$5.27	$1.51
2nd Quarter	3.98	3.20	3.90	2.50
3rd Quarter	4.70	3.32	3.74	2.55
4th Quarter	4.65	3.85	4.25	3.38

Stockholders.    We had approximately 87 holders of record of our common stock as of December 17, 2010. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,400.

Dividends.    We have never paid any cash dividends on our common stock. Our present policy is to retain earnings to finance expansion and growth and no change in the policy is anticipated.

Share Repurchase Plans.    The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2010:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2009	—	$—	—
November 30, 2009	—	—	—
December 31, 2009	—	—	—
January 31, 2010	—	—	—
February 28, 2010	500	3.60	500
March 31, 2010	10,693	3.62	10,693
April 30, 2010	10,500	3.53	10,500
May 31, 2010	4,200	4.08	4,200
June 30, 2010	7,295	4.27	7,295
July 31, 2010	4,739	4.25	4,739
August 31, 2010	43,780	4.18	43,780
September 30, 2010	13,783	4.21	13,783

Total	95,490	$4.05	95,490	144,556

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans please refer to Note 12 of our financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2011 Results of Operations

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

Highlights include:

•	Revenue increased by approximately $11.7 million, or 14%, to $95 million for the year ended September 30, 2010 versus $83.4 million for the year ended September 30, 2009.

•
Operating income increased by approximately $6.1 million, to operating income of approximately $1.1 million for the year ended September 30, 2010 versus an operating loss of approximately $5.0 million for the year ended September 30, 2009.

•	Net income was approximately $0.9 million, for the year ended September 30, 2010 versus a net loss of approximately $3.8 million for the year ended September 30, 2009, an improvement of $4.7 million.

•
A non-cash goodwill impairment charge was taken in fiscal 2009 for $3.9 million which was the total value of goodwill on the Company’s balance sheet prior to the impairment charge. This goodwill impairment charge was a significant factor in the increase in operating income and net income for fiscal 2010 versus fiscal 2009. There was no asset impairment charges in the fiscal year ended September 30, 2010.

•
In fiscal year 2010 the Company adopted Accounting Standards Update (“ASU”) 2009-13 -  “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)  and ASU 2009-14 – “Certain Revenue Arrangements that Contain Software Elements.” (ASU 2009-14”). The impact of adopting these new standards for the year ended September 30, 2010 was an increase in revenue of $3.5 million, an increase to net income of $284 thousand and an increase of $0.08 to both basic and fully diluted earnings per share.

•
Net cash used in operating activities was approximately $1.9 million for the year ended September 30, 2010 compared to net cash provided by operating activities of $3.4 million for the year ended September 30, 2009.

The increase in revenues of $11.7 million was due to in large part to increased revenues in our Service and System Integration segment where revenues were up by approximately $11.3 million versus the year ended September 30, 2009.  Revenues in fiscal 2010 in the Systems segment were $8.3 million compared with $8.0 million for fiscal 2009, which is an increase of approximately $0.3 million versus the prior year.

Also, in fiscal 2010, we were engaged in significant research and development efforts in the Systems segment making significant progress with on-going development of our newest product lines, the Fast Cluster Series 3000 and 4000 SERIES product lines, which are designed to provide what we believe is the most advanced interconnect technology available today. The 3000 and 4000 SERIES products are expected to provide our customers with another state-of-the-art, fully ruggedized open source system, which will be essential to our future growth opportunities.

We do not expect that Systems segment revenues for fiscal year 2011 will show growth compared to fiscal 2010.  However we do expect to receive orders from existing programs for our 2000 SERIES products and high-margin royalties.  We also expect to receive a significant order for our 3000 SERIES product line in fiscal year 2011.

Revenues in the Service and System Integration segment for fiscal 2010 were $86.7 million versus fiscal 2009 revenues of $75.4 million, which was an increase of $11.3 million. The U.S. operations of this segment experienced strong sales growth in fiscal 2010 of $12.9 million, a 27% increase over fiscal year 2009. This growth was due to in large part to revenues from a large web-site hosting company, which accounted for approximately $14.3 million of the increase. Offsetting the growth in the U.S. operation, revenues declined in the European operations (Germany and the U.K.) segment for fiscal year 2010 versus fiscal 2009 by approximately $1.5 million, or 6%. The decline was due primarily to the economic recession in Europe resulting in an overall decline in large orders in fiscal 2010 compared with fiscal 2009 from the division’s largest customers.

Based on the current economic environment, we plan to manage the Service and System Integration segment assuming relatively weak demand in fiscal 2011. We plan to focus our attention and resources on higher-margin business and away from low margin business as we move forward. While this may put pressure on sales growth in fiscal 2011, we believe this strategy will accelerate profitable growth for the long term.

In addition, there were two significant adverse events concerning our largest customer for fiscal 2010, the web-site hosting company mentioned above. This customer provides outsourcing of computer infrastructure, storage and communications resources. Our sales to this customer were $22.5 million for fiscal 2010, which comprised 24% of our total revenues, and accounted for $14.3 million of the increase in sales for fiscal 2010 versus fiscal 2009.

First, our customer expects a downturn in business from one of its own customers that was creating significant demand for our products.  This will likely have an unfavorable impact on our sales because our customer may no longer need to purchase the same volume of products from us in fiscal year 2011 as they did in fiscal year 2010.

Secondly, this customer has acquired a major competitor of ours that supplies some of the same IT networking equipment that we were supplying to them during fiscal 2010.  We believe that in the future, it is likely that this customer will procure some or most of these products from our competitor rather than purchase them from us.

The following table sets forth certain information which is based on data from our Consolidated Statements of Operations:

	Percentage of sales		Period to Period
	Fiscal year ended September		Dollar increase (decrease)
	2010	2009	2010 compared to 2009
	(Dollar amounts in thousands)
Sales	100.0%	100.0%	$11,661
Costs and expenses:
Cost of sales	81.9%	82.1%	9,421
Engineering and development	2.1%	2.3%	(17)
Selling, general and administrative	14.8%	16.8%	127
Impairment on goodwill	—%	4.7%	(3,941)
Total costs and expenses	98.8%	105.9%	5,590
Operating income (loss)	1.2%	(5.9)%	6,071
Other income	—%	—%	34
Income (loss) before income taxes	1.2%	(5.9)%	6,105
Income tax expense (benefit)	0.2%	(1.4)%	1,408
Net income (loss)	1.0%	(4.5)%	$4,697

Results of Operations—2010 Compared to 2009

For the fiscal year ended September 30, 2010, sales increased to $95.0 million, compared to $83.4 million for fiscal year ended September 30, 2009. Net income for the year ended September 30, 2010 was $0.9 million, or $0.25 per diluted share compared with a net loss of $3.8 million, or $1.05 per diluted share for fiscal year ended September 30, 2009.

Revenue

The following table details the Company’s sales by geographical region for fiscal years September 30, 2010 and 2009:

	For the Year Ended
	September 30, 2010%		September 30, 2009%		$ Increase/ (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$67,794	71%	$53,748	64%	$14,046	26%
Europe	26,118	28%	27,387	33%	(1,269)	(5)%
Asia Pacific	1,106	1%	2,222	3%	(1,116)	(50)%

Totals	$95,018	100%	$83,357	100%	$11,661	14%

The increase in Americas revenue for the year ended September 30, 2010 versus the year ended September 30, 2009 was primarily the result of the increase in revenues from the U.S. operations of the Service and System Integration segment which accounted for approximately $12.6 million of the increase. Additionally, sales from the Systems segment to U.S. customers increased by approximately $1.5 million, primarily resulting from an increase in  royalty income, which is part of our service revenue.  The decrease in sales in Europe was primarily the result of lower sales from the German and United Kingdom divisions of the Service and System Integration segment, where sales in Europe decreased by approximately $1.0 million and $0.6 million, respectively. The decrease in sales volume in constant U.S. dollars for the fiscal year ended September 30, 2010 versus the same year in 2009 was due to the reasons described below.  Offsetting the decreases in European sales from the German and UK divisions, sales to Europe from the U.S. division of the Service and System Integration segment increased by approximately $0.3 million.  The decrease in sales to Asia Pacific was the result of the decrease in sales into our program which supplies the Japanese defense market.

The following table details the Company’s sales for products and services by operating segment for the fiscal years ended September 30, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
2010
Product	$4,888	$73,855	$78,743	83%
Services	3,423	12,852	16,275	17%
Total	$8,311	$86,707	$95,018	100%
% of Total	9%	91%	100%

2009
Product	$6,055	$61,182	$67,237	81%
Services	1,932	14,188	16,120	19%
Total	$7,987	$75,370	$83,357	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% Increase
	(Dollar amounts in thousands)
Increase (Decrease)
Product	$(1,167)	$12,673	$11,506	17%
Services	1,491	(1,336)	155	1%
Total	$324	$11,337	$11,661	14%
% Increase	4%	15%	14%

As shown above, total revenues increased by approximately $11.7 million, or 14%, for the year ended September 30, 2010 compared to the same period of fiscal year 2009. Revenue in the Systems segment increased for the current year versus the prior year by approximately $0.3 million, while revenues in the Service and System Integration segment increased by approximately $11.3 million, resulting in the overall increase of approximately $11.7 million.

Product revenues increased by approximately $11.5 million, or 17% for the year ended September 30, 2010 compared to the year ended September 30, 2009. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $12.7 million offset by a decrease in the Systems segment of approximately $1.2 million versus the prior year.

The increase in the Service and System Integration segment product sales of approximately $12.7 million was due primarily to increased product sales in the U.S. division of the segment of approximately $13.0 million, offset by a decrease of approximately $0.3 million in the segment’s European divisions (Germany and the UK). The increase in the U.S. was attributable in large part to several large hardware orders which shipped to the US division’s largest customer. Sales to this customer increased by approximately $14.3 million, comparing the year ended September 30, 2010 to the year ended September 30, 2009. In addition, sales to other major customers increased by a net total of approximately $3.5 million.  Offsetting these increases, the loss of a major customer, which filed for bankruptcy protection during the prior fiscal year, resulted in a decrease in product sales of approximately $4.8 million, when comparing the years ended September 30, 2010 versus 2009.  The decrease in Europe was due primarily to weak demand caused by the overall economic and technology sector slowdown which is continuing to put downward pressure on sales volume.

The decrease in the Systems segment product revenues of approximately $1.2 million for the year ended September 30, 2010 versus the comparable period in fiscal 2009 was the result of a decrease in product sales into our existing program which supples the Japanese defense market.

As shown in the table above, service revenues increased by approximately $0.2 million, or 1% for the year ended September 30, 2010 compared to the comparable year of fiscal 2009. Service revenue in the Systems segment increased by approximately $1.5 million, while service revenue in the Service and System Integration segment decreased by approximately $1.3 million.

The $1.5 million increase in Systems segment service revenue was the result of an increase in royalty revenue from Lockheed Martin which was approximately $3.0 million for the year ended September 30, 2010, versus approximately $1.6 million for the year ended September 30, 2009, for a total increase of approximately $1.4 million.  In addition, service revenues to Raytheon increased by approximately $0.1 million in connection with the large product order which shipped in the second quarter of 2010, which is described above.

 The decrease in the Service and System Integration segment service revenue was driven by lower service revenues from the segment’s German and United Kingdom divisions which decreased by approximately $0.8 million, $0.5 million, respectively. These decreases in service revenue from our German and United Kingdom divisions were attributed to the unfavorable economic conditions which negatively impacted those divisions’ revenue performance.

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales by operating segment for fiscal years ended September 30, 2010 and 2009:

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
2010
Cost of Sales:
Product	$2,449	$64,936	$67,385
Services	306	10,136	10,442
Total	2,755	75,072	77,827
% of Total	4%	96%	100%
% of Sales	33%	86%	82%
Gross Profit:
Product	$2,439	$8,919	$11,358
Services	3,117	2,716	5,833
Total	5,556	11,635	17,191
% of Total	32%	68%	100%
Gross Margins:
Product	50%	12%	14%
Services	91%	21%	36%
Total	67%	13%	18%
2009
Cost of Sales:
Product	$3,134	$53,475	$56,609
Services	143	11,654	11,797

Total	3,277	65,129	68,406
% of Total	5%	95%	100%
% of Sales	41%	86%	82%
Gross Profit:
Product	$2,921	$7,707	$10,628
Services	1,789	2,534	4,323
Total	4,710	10,241	14,951
% of Total	32%	68%	100%
Gross Margins:
Product	48%	13%	16%
Services	93%	18%	27%
Total	59%	14%	18%
Increase (Decrease)
Cost of Sales:
Product	$(685)	$11,461	$10,776
Services	163	(1,518)	(1,355)
Total	(522)	9,943	9,421
% Increase (decrease)	(16)%	15%	14%
% of Sales	(8)%	—%	—%
Gross Profit:
Product	$(482)	$1,212	$730
Services	1,328	182	1,510
Total	846	1,394	2,240
% Increase	18%	14%	15%
Change in Gross Margin percentage:
Product	2%	(1)%	(2)%
Services	(2)%	3%	9%
Total	8%	(1)%	—%

Total cost of sales increased by $9.4 million when comparing the year ended September 30, 2010 versus the year ended September 30, 2009, which is an increase of 14%.  The increase in costs of sales was consistent overall with the increase in sales which also increased by 14% when comparing the year ended September 30, 2010 with the year ended September 30, 2009.

Cost of sales in the Systems segment decreased by approximately $0.5 million comparing the current year versus the prior year despite the fact that sales in the systems segment increased by approximately $0.3 million.  This is due to two reasons. First, for the year ended September 30, 2010, substantially all of the product sales were manufactured hardware versus 3rd party parts that were resold for the year ended September 30, 2009. Manufactured products carry lower cost of sales as a percentage of selling price than do 3rd party parts. Secondly, royalty sales to Lockheed Martin for the year ended September 30, 2010 exceeded royalty sales for the year ended September 30, 2009 by approximately $1.4 million. Royalty income has no cost of sales.

Cost of sales in the Service and System Integration segment increased by approximately $9.9 million, which is a 15% increase in cost of sales when comparing the current year versus the prior year. This increase in cost of sales was due to the increase in Service and System Integration segment sales as described above, which also increased by 15%.

The overall gross margin was unchanged at 18% comparing the year ended September 30, 2010 to the same period of fiscal 2009.  While the gross margin improvement from 59% to 67% in the Systems segment was driven by the higher mix of manufactured products and royalty revenues as described above, the gross margin in the Service and System Integration segment decrease from 14% to 13% when comparing fiscal 2009 to 2010, due to lower product gross margins as shown in the table above.  The increase in gross margin in the Systems segment and the slightly lower gross margin in the Service and System Integration segment, combined to result in the overall gross margin being unchanged.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2010 and 2009:

	2010	% of Total	2009	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,953	100%	$1,970	100%	$(17)	(1)%
Service and System Integration	—	—%	—	—%	—	—%
Total	$1,953	100%	$1,970	100%	$(17)	(1)%

Engineering and development expenses remained virtually unchanged, for the year ended September 30, 2010 compared to the same period of fiscal 2009.

Selling, General and Administrative

The following table details selling, general and administrative (“SG&A”) expense by operating segment for fiscal years ending September 30, 2010 and 2009:

	2010	% of Total	2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,919	28%	$3,367	24%	$552	16%
Service and System Integration	10,177	72%	10,602	76%	(425)	(4)%
Total	$14,096	100%	$13,969	100%	$127	1%

Total selling, general and administrative (“SG&A”) expenses increased by $0.1 million, or 1%, for the year ended September 30, 2010 compared to the corresponding year of fiscal 2009. The Systems segment SG&A expense increased for the year ended September 30, 2010 versus the prior year by approximately $0.6 million, due primarily to higher bonus expenses of approximately $0.5 million, as a result of higher revenues and operating profits and higher retirement plan expense of approximately $0.1million, due to a higher net pension benefit calculation.  The Service and System Integration segment SG&A expense decreased for the year ended September 30, 2010 versus the prior year by approximately $0.4 million, due primarily to lower salaries of approximately $0.3 million due to headcount reductions and lower facilities expenses of approximately $0.1 million, due to reduction in facilities and lower depreciation expense.

Goodwill Impairment

The global economic downturn led to significant market volatility and a reduction in the Company’s profitability in the second half of fiscal 2009.  These changes to market and business conditions caused lower multiples and resulted in our lowering our projected forecast for 2010.  The fair value of our Systems and Solutions reporting unit declined due to these deteriorating market and business conditions, which ultimately resulted in a $3.9 million non-cash impairment charge to our goodwill as of September 30, 2009. This impairment charge of $3.9 million was equal to the carrying value of the Company’s goodwill prior to the impairment charge. There were no asset impairment charges for the year ended September 30, 2010.

Other Income/Expenses

The following table details Other Income/(Expense) for fiscal years ended September 30, 2010 and 2009:

	2010	% of Total	2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Interest income	$61	871%	$225	(833)%	$(164)	(73)%
Interest expense	(90)	(1,286)%	(112)	415%	22	20%
Foreign exchange loss	(1)	(14)%	(104)	385%	103	99%
Other income (expense), net	37	529%	(36)	133%	73	203%
Total other income (expense), net	$7	100%	$(27)	100%	$34	126%

Total other income (expense), net, changed from other, net expense of $27 thousand to other net income of $7 thousand, resulting in a favorable change of approximately $34 thousand for the year of fiscal 2010 compared to the same year of fiscal 2009. This change was primarily due to a decrease in foreign exchange losses, which were greater in fiscal 2009 due to foreign exchange transaction losses which did not recur in fiscal 2010, and a favorable change in other, net of $73 thousand in fiscal 2010 versus 2009. These favorable variances were offset by a decrease in interest income of $164 thousand.  Interest income in fiscal year 2010 was earned primarily on money market funds as opposed to auction rate securities (“ARS”) which were held for a portion of fiscal 2009. The ARSs carried much higher interest rates than our money market funds. We divested our holdings in ARSs because of the preponderance of failed auctions in the ARS market.

Income Taxes

For the year ended September 30, 2010, the Company recorded an income tax provision of $0.2 million reflecting an effective income tax rate of 20% compared to an income tax benefit of $1.2 million for the fiscal year ended September 30, 2009, which reflected an effective tax benefit rate of 24%.  The effective tax rate for the year ended September 30, 2010, was impacted favorably by the de-recognition of a liability of approximately $334 thousand for an unrecognized tax benefit, which the company had recorded pursuant to accounting principles regarding uncertain tax positions.  This de-recognition was the result of the lapsing of the statute of limitations and the completion of an audit by the Internal Revenue Service, which did not result in any adjustment related to the uncertain tax position.  The lower than statutory tax benefit rate for the fiscal year ended September 30, 2009 was due primarily to a valuation allowance established for a substantial portion of the deferred tax asset related to the goodwill impairment charge.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2011 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.  Our German subsidiary has no valuation  allowance recorded against their gross deferred tax assets since they have projected sufficient future income that we believe it is more likely than not to be realized.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $3.4 million to $15.5 million as of September 30, 2010.  This compares to $18.9 million as of September 30, 2009.  At September 30, 2010, the Company’s cash equivalents of $3.5 million were held in money market funds.

The significant uses of cash during the period were an increase in accounts receivable of approximately $4.9 million, decrease in deferred taxes of approximately $0.4 million, purchases of property and equipment of approximately $0.5 million, re-purchase of the Company’s common stock of approximately $0.4 million and an unfavorable foreign exchange impact of $0.6 million.  Significant sources of cash included net income of $0.9 million, an increase in deferred revenue of approximately $1.1 million, a decrease in refundable income taxes of approximately $0.4 million, an increase in income taxes payable of approximately $0.4 million, depreciation and amortization expense of approximately $0.5 million and equity plan compensation of $0.2 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, goodwill and intangibles, income taxes, deferred compensation, revenue recognition, retirement plans, restructuring costs and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and net deferred tax asset valuation allowance; inventory valuation; goodwill and intangibles; and pension and retirement plans.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable. When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed.  If no pattern of performance is discernable, the fee is recognized straight line over the service period.

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

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on the Company’s best estimate of the standalone selling price. The allocation is based on vendor specific objective evidence, third party evidence or estimated selling price when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met and the delivered element has standalone value.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 -  “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)  and ASU 2009-14 – “Certain Revenue Arrangements that Contain Software Elements.” (‘ASU 2009-14”).  ASU 2009-13 amends existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish verifiable, objective evidence of the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This pronouncement is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.

ASU 2009-14 removes the sale of tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of software revenue recognition guidance.

Adoption of the new revenue recognition guidance has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for year ended September 30, 2010 was that $3.5 million in additional revenue was recognized under the newly adopted guidance that wouldn’t have been recognized had we not adopted the new standards. The impact of adopting this new accounting guidance on net income and EPS was an increase to net income of $284 thousand for the year ended September 30, 2010,  and an increase of $0.08,  to both basic and fully diluted earnings per share for the year ended September 30, 2010.

The Company has adopted these standards as of October 1, 2009.

Description of multiple-deliverable arrangements and Software Elements

In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.

Typically, product revenue, which may consist of hardware (including tangible products that include software and non-software elements) and/or software elements, are recognized upon shipment, or when risk of loss passes to the customer.  Services elements are typically recognized upon completion for fixed-price service arrangements, and as services are performed for time and materials service arrangements. For software elements that include services that do not involve significant production, modification or customization, and VSOE does not exist, the entire fee allocable to that element is recognized as the services are performed. If no pattern of performance is discernable, the fee is recognized straight line over the service period.  The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

For tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality.  If the software and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance as described above.

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

Service revenue is comprised of information technology consulting development, installation, implementation and maintenance services. We follow the accounting policies described above for service transactions. For arrangements that include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

 For sales that are financed by customers through leases with a third party when risk of loss does not pass to the customer until the lease is executed, revenue is recognized upon cash receipt and execution of the lease.

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

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development. Engineering and development expenses also include third-party development and programming costs. We consider technological feasibility for our software products is reached upon the release of the software and, accordingly, no internal software development costs have been capitalized.

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

In addition, we are required to recognize in the consolidated financial statements, those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Upon adoption of this standard on October 1, 2007, we were required to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. We recognize impairment losses to the extent that the carrying amount of goodwill exceeds its fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end of each fiscal year. For the year ended September 30, 2009, we recorded a goodwill impairment charge for approximately $3.9 million. There was no impairment of goodwill for the year ended September 30, 2010. All goodwill was written off in the prior year.

Intangible assets other than goodwill that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2010. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2010. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2010. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and are not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

In December 2008, the FASB issued new accounting guidance entitled, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The new guidance requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this guidance requires disclosures similar to those required under the fair value accounting principles with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value.  These disclosures are required for the period covered by this report and are included in Note 10.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010 (Fiscal year ending September 30, 2011 for the Company), and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management does not anticipate that other recently issued accounting pronouncements will have a material impact on the Company’s financial statements.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2010 or 2009. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures.    The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making its assessment of internal control, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those discussed above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, 2007 Stock Incentive Plan and 1997 Employee Stock Purchase Plan (the “ESPP”). The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. In fiscal 2009 and 2010, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the directors’ non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2010 regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and non-vested shares issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)(2) 289,075	$7.67	191,954	(3)
Equity compensation plans not approved by security holders	40,000	$2.70	—
Total	329,075	$6.95	191,954

(1)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(2)	Includes 54,300 non-vested shares issued.

(3)	Includes 167,950 shares available for future issuance under the incentive stock and stock option plans and 24,044 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2010 and 2009

Consolidated Statements of Operations for the years ended September 30, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1

3.2	By-laws, as amended January 8, 1998		10-K	December 26, 2007	3.2

10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2

10.4*	1991 Incentive Stock Option Plan		10-K	December 29, 2008	10.4

10.5*	Employment Agreement with Alexander R. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B

10.10*	2011 Variable Compensation (Executive Bonus) and Base Programs dated November 9, 2010	X

10.11*	Form of Change of Control Agreement with Alexander R. Lupinetti dated January 11, 2008	X

10.12*	Form of Change of Control Agreement with Gary W. Levine and William E. Bent Jr. each dated January 11, 2008

10.13*	Form of Change of Control Agreement with Robert A. Stellato dated January 11, 2008	X

10.14*	Employment Agreement with Victor Dellovo dated April 11, 2003	X

21.1	Subsidiaries	X

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

Date: December 22, 2010	By:	/s/ ALEXANDER R. LUPINETTI
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALEXANDER R. LUPINETTI	Chief Executive Officer,	December 22, 2010
Alexander R. Lupinetti	President and Chairman

/s/ GARY W. LEVINE	Chief Financial Officer	December 22, 2010
Gary W. Levine	(Principal Financial Officer)

/s/ ROBERT A. STELLATO	Vice President of Finance	December 22, 2010
Robert A. Stellato	(Chief Accounting Officer)

/s/ J. DAVID LYONS	Director	December 22, 2010
J. David Lyons

/s/ C. SHELTON JAMES	Director	December 22, 2010
C. Shelton James

/s/ ROBERT M. WILLIAMS	Director	December 22, 2010
Robert M. Williams

/s/ CHRISTOPHER J. HALL	Director	December 22, 2010
Christopher J. Hall

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8
Financial Statements
Years Ended September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc.

We have audited the accompanying consolidated balance sheets of CSP, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, CSP, Inc. and subsidiaries has changed its method of recognizing certain revenues  in 2010 due to the adoption of  Accounting Standards Update (“ASU”) 2009-13 – Multiple-Deliverable Revenue Arrangements-a Consensus of the FASB Emerging Issues Task Force and ASU 2009-14 – Certain Revenue Arrangements that Contain Software Elements.

/s/ McGladrey & Pullen, LLP
Boston, Massachusetts
December 22, 2010

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,531	$18,904
Accounts receivable, net of allowance for doubtful accounts of $288 in 2010 and $298 in 2009	12,190	7,410
Inventories	5,862	5,935
Refundable income taxes	721	1,160
Deferred income taxes	124	633
Other current assets	1,523	1,824

Total current assets	35,951	35,866

Property, equipment and improvements, net	873	832

Other assets:
Intangibles, net	687	800
Deferred income taxes	880	275
Cash surrender value of life insurance	2,689	2,460
Other assets	299	253

Total other assets	4,555	3,788

Total assets	$41,379	$40,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,049	$10,530
Deferred revenue	3,078	2,059
Pension and retirement plans	441	447
Deferred income taxes	—	96
Income taxes payable	380	25

Total current liabilities	13,948	13,157
Pension and retirement plans	8,928	8,120
Deferred income taxes	—	146
Capital lease obligation	24	48
Other long term liabilities	—	320

Total liabilities	22,900	21,791

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,520 and 3,542 shares, respectively	35	36
Additional paid-in capital	11,280	11,325
Retained earnings	12,516	11,602
Accumulated other comprehensive loss	(5,352)	(4,268)

Total shareholders’ equity	18,479	18,695

Total liabilities and shareholders’ equity	$41,379	$40,486

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	Years ended September 30,
	2010	2009
Sales:
Product	$78,743	$67,237
Services	16,275	16,120

Total sales	95,018	83,357

Cost of sales:
Product	67,385	56,609
Services	10,442	11,797

Total cost of sales	77,827	68,406

Gross profit	17,191	14,951

Operating expenses:
Engineering and development	1,953	1,970
Selling, general and administrative	14,096	13,969
Goodwill impairment	—	3,941

Total operating expenses	16,049	19,880

Operating income (loss)	1,142	(4,929)

Other income (expense):
Interest income	61	225
Interest expense	(90)	(112)
Foreign exchange loss	(1)	(104)
Other income (expense), net	37	(36)

Total other income (expense), net	7	(27)

Income (loss) before income tax	1,149	(4,956)
Income tax expense (benefit)	235	(1,173)

Net income (loss)	$914	$(3,783)

Net income (loss) attributable to common stockholders	$905	$(3,765)

Net income (loss) per share-basic	$0.26	$(1.05)

Weighted average shares outstanding-basic	3,538	3,577

Net income (loss) per share-diluted	$0.25	$(1.05)

Weighted average shares outstanding-diluted	3,567	3,577

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended September 30, 2010 and 2009
(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accum- ulated other compre- hensive loss	Total Share- holders’ Equity	Compre-hensive loss
Balance September 30, 2008	3,758	$38	$11,812	$15,385	$(3,287)	$23,948
Comprehensive loss:
Net loss	—	—	—	(3,783)	—	(3,783)	$(3,783)
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(302)	(302)	(302)
Increase in minimum pension liability	—	—	—	—	(679)	(679)	(679)

Total comprehensive loss							$(4,764)

Stock-based compensation	—	—	243	—	—	243
Issuance of shares under employee stock purchase plan	65	1	179	—	—	180
Restricted stock shares issued	23	—	22	—	—	22
Purchase of common stock	(304)	(3)	(931)	—	—	(934)

Balance September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695
Comprehensive loss:
Net income	—	—	—	914	—	914	$914
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(282)	(282)	(282)
Increase in minimum pension liability	—	—	—	—	(802)	(802)	(802)

Total comprehensive loss							$(170)

Stock-based compensation	—	—	154	—	—	154
Issuance of shares under employee stock purchase plan	42	—	114	—	—	114
Restricted stock shares issued	31	—	69	—	—	69
Purchase of common stock	(95)	(1)	(382)	—	—	(383)

Balance September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$914	$(3,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	399	466
Amortization of intangibles	113	113
Loss on disposal of property, net	12	119
Foreign exchange loss	1	104
Goodwill impairment charge	—	3,941
Non-cash changes in accounts receivable	(8)	127
Deferred income taxes	(360)	(964)
Increase in cash surrender value life insurance	(104)	(86)
Stock based compensation expense	223	265
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(4,914)	3,863
Decrease (increase) in inventories	58	2,175
Decrease (increase) in refundable income taxes	405	534
Decrease (increase) in other current assets	235	(458)
Decrease (increase) in other assets	(45)	147
Increase (decrease) in accounts payable and accrued expenses	(183)	(834)
Increase (decrease) in deferred revenue	1,108	(1,621)
Increase (decrease) in pension and retirement plans	230	(34)
Increase (decrease) in income taxes payable	350	(709)
Increase (decrease) in other liabilities	(365)	—

Net cash provided by (used in) operating activities	(1,931)	3,365

Cash flows from investing activities:
Purchases of investments	(1,100)	—
Sale of investments	1,100	5,000
Life insurance premiums paid	(124)	(124)
Purchases of property, equipment and improvements	(483)	(402)

Net cash provided by (used in) investing activities	(607)	4,474

Cash flows from financing activities:
Proceeds (payments) on short-term borrowings	—	(1,501)
Proceeds from issuance of shares under employee stock purchase plan	114	180
Purchase of common stock	(383)	(934)

Net cash used in financing activities	(269)	(2,255)

Effects of exchange rate on cash	(566)	(174)

Net increase (decrease) in cash and cash equivalents	(3,373)	5,410
Cash and cash equivalents, beginning of year	18,904	13,494

Cash and cash equivalents, end of year	$15,531	$18,904

Supplementary cash flow information:
Cash paid for income taxes	$(535)	$(613)

Cash paid for interest	$(89)	$(105)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 and 2009

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

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets. The translation adjustment for intercompany foreign currency loans that are of a long-term-investment nature is also reflected as accumulated other comprehensive income (loss). Currency transaction gains and losses are recorded as other income (expense) in the statements of operations.

Cash Equivalents

For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value Measurements

We follow current accounting standards for fair value measurements, which define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” and establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

Goodwill and Intangible Assets

We test goodwill annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. We recognize impairment losses to the extent that the carrying amount of goodwill exceeds its fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of the end of each fiscal year. For the year ended September 30, 2009, we recorded a goodwill impairment charge for approximately $3.9 million. There was no impairment of goodwill for the year ended September 30, 2010.  All goodwill was written off in the prior year.

Intangible assets other than goodwill that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2010. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2010. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2010. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates with our consulting actuaries and investment advisor and concluded they were reasonable.  A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

In December 2008, the FASB issued new accounting guidance entitled, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The new guidance requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this guidance requires disclosures similar to those required under the fair value accounting principles with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value.  These disclosures are required for the period covered by this report and are included in Note 10.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable. When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed.  If no pattern of performance is discernable, the fee is recognized straight line over the service period.

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

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on the Company’s best estimate of the standalone selling price. The allocation is based on vendor specific objective evidence, third party evidence or estimated selling price when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met and the delivered element has standalone value.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 -  “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)  and ASU 2009-14 – “Certain Revenue Arrangements that Contain Software Elements.” (“ASU 2009-14”).  ASU 2009-13 amends existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish verifiable, objective evidence of the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This pronouncement is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.

ASU 2009-14 removes the sale of tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of software revenue recognition guidance.

Adoption of the new revenue recognition guidance has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine VSOE or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).   The impact of adopting this new accounting guidance on revenue for year ended September 30, 2010 was that $3.5 million in additional revenue was recognized under the newly adopted guidance that wouldn’t have been recognized had we not adopted the new standards. The impact of adopting this new accounting guidance on net income and EPS was an increase to net income of $284 thousand for the year ended September 30, 2010,  and an increase of $0.08,  to both basic and fully diluted earnings per share for the year ended September 30, 2010.

The Company has adopted these standards as of October 1, 2009.

Description of multiple-deliverable arrangements and Software Elements

In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine vendor-specific objective evidence (“VSOE”) or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.

Typically, product revenue which may consist of hardware (including tangible products that include software and non-software elements) and/or software elements are recognized upon shipment, or when risk of loss passes to the customer.  Services elements are typically recognized upon completion for fixed-price service arrangements, and as services are performed for time and materials service arrangements. For software elements that include services that do not involve significant production, modification or customization, and VSOE does not exist, the entire fee allocable to that element is recognized as the services are performed. If no pattern of performance is discernable, the fee is recognized straight line over the service period.  The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

For tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality.  If the software and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance as described above.

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

Service revenue is comprised of information technology consulting development, installation, implementation and maintenance services. We follow the accounting policies described above for service transactions. For arrangements that include a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until the Company has evidence of customer acceptance.

 For sales that are financed by customers through leases with a third party when risk of loss does not pass to the customer until the lease is executed, revenue is recognized upon cash receipt and execution of the lease.

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

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.  Engineering and development expenses also include third-party development and programming costs. We consider technological feasibility for our software products to be reached upon the release of the software, accordingly, no internal software development costs have been capitalized.

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

In addition, we are required to recognize in the consolidated financial statements, those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Earnings per Share of Common Stock

In June 2008, the FASB issued new accounting guidance entitled, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under the new guidance, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The new guidance is effective for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company).  The new disclosures required pursuant to this new guidance are included below.

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

In accordance with new accounting guidance as described above, we are required to present EPS utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings (loss) per share computations for the Company’s reported net income attributable to common stock holders are as follows:

	For the year ended
	September 30, 2010	September 30, 2009
	(Amounts in thousands except per share data)
Net income (loss)	$914	$(3,783)
Less: Net income attributable to nonvested common stock	9	(18)

Net income (loss) attributable to common stockholders	$905	$(3,765)

Weighted average shares outstanding – basic	3,574	3,594
Less: weighted average non-vested shares outstanding	36	17

Weighted average number of common shares outstanding – basic	3,538	3,577
Potential common shares from non-vested stock awards and the assumed exercise of stock options	29	-

Weighted average common shares outstanding – diluted	3,567	3,577

Net income (loss) per share – basic	$0.26	$(1.05)

Net income (loss) per share – diluted	$0.25	$(1.05)

For the year ended September 30, 2010, basic and diluted earnings per share attributable to unvested shares were $0.26 and $0.25 per share, respectively.   For the year ended September 30, 2009, the loss per share attributable to unvested shares was $1.05 per share.

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2010, 240 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.  For the year ended September 30, 2009, approximately 348 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2010 and 2009 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $223 thousand and $265 thousand, respectively.

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

New Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010 (Fiscal year ending September 30, 2011 for the Company), and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management does not anticipate other recently issued accounting pronouncements will have any impact on the Company’s financial statements.

2.    Inventories

Inventories consist of the following:

	September 30,
	2010	2009
	(Amounts in thousands)
Raw materials	$1,029	$1,285
Work-in-process	439	871
Finished goods	4,394	3,779

Total	$5,862	$5,935

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $2.4 million and $1.4 as of September 30, 2010 and 2009, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.1 million and $4.6 million as of September 30, 2010 and 2009, respectively.

3.    Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2008	$(1,549)	$(1,738)	$(3,287)
Change in period	(302)	(711)	(1,013)
Tax effect of change in period	—	32	32

Balance September 30, 2009	$(1,851)	$(2,417)	$(4,268)
Change in period	(282)	(995)	(1,277)
Tax effect of change in period	—	193	193

Balance September 30, 2010	$(2,133)	$(3,219)	$(5,352)

The changes in the minimum pension liability are net of amortization of net (gain) loss of $137 thousand in 2010 and $(39) thousand in 2009 included in net periodic pension cost.

4.    Income Taxes:

The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2010	2009
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$1,448	$(4,197)
Foreign	(299)	(759)

	$1,149	$(4,956)

Income tax expense (benefit):
Current:
Federal	$410	$28
State	51	31
Foreign	(158)	(519)

	303	(460)

Deferred:
Federal	(59)	(625)
State	(9)	(91)
Foreign	--	3

	(68)	(713)

	$235	$(1,173)

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	Years Ended September 30,
	2010		2009
	(Dollar amounts in thousands)
Computed “expected” tax expense (benefit)	$391	34.0%	$(1,685)	(34.0)%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	28	2.4%	(40)	(0.8)%
Foreign operations	(57)	(5.0)%	(258)	(5.2)%
Change in valuation allowance	70	6.1%	900	18.2%
Permanent differences	4	0.4%	19	0.4%
Inventory	--	--	(76)	(1.5)%
Stock-based compensation	34	3.0%	49	1.0%
Federal net operating loss	--	--	(106)	(2.1)%
Uncertain tax liability adjustment	(320)	(27.8)%	28	0.5%
Tax refund adjustment	79	6.9%	--	--
Other items	6	0.5%	(4)	(0.2)%

Income tax expense (benefit)	$235	20.5%	$(1,173)	(23.7)%

The Company recorded a consolidated income tax expense of $235 thousand in fiscal year 2010 reflecting an effective tax rate of 20.5% compared to a tax benefit of $1.2 million in fiscal year 2009 with an effective tax rate of (23.7)%. We utilized approximately $359 thousand of our net operating loss carryovers which were applied against our 2009 U.S. taxable income.

For the years ended September 30, 2010 and 2009, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,502	$2,199
Goodwill	954	1,052
Other reserves and accruals	409	273
Inventory reserves and other	618	519
State credits, net of federal benefit	485	219
Federal and state net operating loss carryforwards	132	297
Foreign net operating loss carryforwards	2,874	2,847
Foreign tax credits	7	44
Depreciation and amortization	228	203

Gross deferred tax assets	8,209	7,653
Less: valuation allowance	(7,205)	(6,745)

Realizable deferred tax asset	1,004	908
Deferred tax liabilities:
Pension	—	(146)
Reserves	—	(96)

Gross deferred tax liabilities	—	(242)

Net deferred tax assets	$1,004	$666

The deferred tax valuation allowance increased by $460 thousand, from $6.7 million at September 30, 2009, to $7.2 million at September 30, 2010. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined, by assessing both positive and negative evidence, whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2012 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2010 and 2009, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $1.9 million and $4.2 million, respectively which are available to offset future taxable income through 2028.

As of September 30, 2010, the Company had U.K. net operating loss carryforwards of approximately $8.6 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.7 million and $3.1 million at September 30, 2010 and 2009, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2009
	(Amounts in thousands)
Balance, beginning of year	$320	$291
Increases in tax positions in the current year	—	—
Settlements	—	—
Accrued penalties and interest	14	29
Decrease in current and prior year tax positions	(334)	—

Balance, end of year	$—	$320

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2010, the Company closed its most recent IRS audit. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2007 through 2010, and believes that tax adjustments in any audited year will not be material.

5.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
Leasehold improvements	$305	$300
Equipment	6,993	7,960
Automobiles	118	84

	7,416	8,344
Less accumulated depreciation and amortization	(6,543)	(7,512)

Property, equipment and improvements, net	$873	$832

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $399 thousand and $466 thousand for the years ended September 30, 2010 and 2009, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill

The following table summarizes our goodwill as of September 30, 2010 and 2009 and the changes thereto for the years ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
Goodwill balance beginning of year	$—	$3,941
Impairment charge	—	(3,941)

Goodwill balance end of year	$—	$—

The goodwill balance as of October 1, 2008 consisted of $2.8 million recognized in connection with the purchase of certain assets of Technisource Hardware, Inc. (“Technisource”) on May 30, 2003 and approximately $1.1 million recognized in connection with the purchase of substantially all the assets of R2 Technology Services, Inc. on September 25, 2008. The goodwill balance was within the Service and System Integration segment. The reporting unit for purposes of evaluating goodwill impairment was the Modcomp U.S. Systems and Solutions division.

As required by GAAP, we test goodwill for impairment annually and/or more frequently if events occur that indicate the impairment conditions may be present, to determine whether there has been an impairment to the fair value of our reporting unit that includes goodwill. The estimated fair value of the reporting unit with goodwill is based on a combination of discounted projected cash flows and observable market price-to-earnings multiples of relevant, comparable peer companies. Based upon the results of our appraisal and valuation activities in connection with our annual goodwill impairment test, we determined that the reporting unit’s estimated fair value was below its carrying value. We then calculated the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the reporting unit. As a result of this process, we determined that the fair value of goodwill was $0 as of September 30, 2009. The carrying value of goodwill prior to any impairment charges was approximately $3.9 million. Accordingly, we recorded an impairment charge of approximately $3.9 million as shown in the table above, for the year ended September 30, 2009.

The global economic downturn led to significant market volatility and a reduction in the Company’s profitability in the second half of fiscal 2009. These changes to market and business conditions caused lower multiples and resulted in our lowering our projected forecast for 2010. The fair value of our Systems and Solutions reporting unit declined due to these deteriorating market and business conditions, which ultimately resulted in a $3.9 million non-cash impairment charge to our goodwill for the year ended September 30, 2009.

Intangible Assets

The Company acquired intangible assets in connection with the acquisition of R2 on September 25, 2008 (see Note 2). As of September 30, 2010 and 2009 intangible assets is as follows:

	September 30, 2010				September 30, 2009
	Weighted Average Remaining Amortization Period	Gross	Accum- ulated Amor- tization	Net	Weighted Average Remaining Amortization Period	Gross	Accum- ulated Amor- tization	Net
	(Amounts in thousands)
Customer list	8 years	$820	$164	$656	9 years	$820	$82	$738
Non-Compete agreements	1 year	93	62	31	2 years	93	31	62

Total	7.7 years	$913	$226	$687	8.5 years	$913	$113	$800

Amortization expense on these intangible assets was $113 thousand and $113 thousand for fiscal 2010 and 2009, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2011	$113
2012	82
2013	82
2014	82
2015	82
Thereafter	246

Total	$687

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2010	2009
	(Amounts in thousands)
Accounts payable	$6,349	$6,901
Commissions	186	128
Compensation and fringe benefits	1,827	1,428
Professional fees and shareholders’ reporting costs	513	645
Taxes, other than income	633	368
Warranty	143	157
Current portion of capital lease	55	16
Other	343	887

	$10,049	$10,530

8.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1991Plan and the 1997 Plan have expired, no further awards will be issued under these plans. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. As of September 30, 2010, there were 20,000 shares available to be granted under the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2010, there were 147,950 shares available to be granted under the 2007 Plan. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company’s stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 167,950 as of September 30, 2010.

Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors, have historically been cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal 2009 and 2010, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of nonvested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the directors’ nonvested stock awards are four years, three years and one year, respectively.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2010 and 2009 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $223 thousand and $265 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years ended
	September 30, 2010	September 30, 2009
	(Amounts in thousands)
Cost of sales	$1	$9
Engineering and development	28	35
Selling, general and administrative	194	221

Total	$223	$265

For the year ended September 30, 2010, the Company granted 2,250 share options to certain key employees, 21,000 nonvested shares to certain officers including the Chief Executive Officer and 10,000 nonvested shares to its non-employee directors. For the year ended September 30, 2009, the Company granted 12,250 share options to certain key employees, 13,300 nonvested shares to its Chief Executive Officer and 10,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The table below summarizes the assumptions used to value these options:

Years ended
	September 30, 2010	September 30, 2009
Expected volatility	59%	57%
Expected dividend yield	—	—
Risk-free interest rate	2.72%-3.08%	1.55%-1.73%
Expected term (in years)	6.1-7.6	6.1-7.6

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

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2010 and 2009.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2010 and 2009 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2010.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2008	437,682	$6.69	—	—
Granted	12,250	$2.99	—	—
Expired	(78,970)	$6.50	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2009	370,962	$6.61	—	—
Granted	2,250	$3.85	—	—
Expired	(98,437)	$5.61	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2010	274,775	$6.95	4.92 Years	$82

Exercisable at September 30, 2010	235,398	$7.14	4.47 Years	$69
Vested and expected to vest at September 30, 2010	274,775	$6.95	4.92 Years	$82

The weighted average grant date fair value of share options granted during the years ended September 30, 2010 and 2009 was $2.32 and $1.71, respectively. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2010 and 2009 was zero (there were no stock options exercised in fiscal 2010 and 2009).

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Nonvested shares outstanding at September 30, 2009	23,300	$3.17	—	—
Activity in 2010
Granted	31,000	$3.79	—	—
Vested	(14,434)	$3.28	—	—
Forfeited	—	—	—	—

Nonvested shares outstanding at September 30, 2010	39,866	$3.61	1.65 Years	$171
Vested at September 30, 2010	14,434	$3.28	0.37 Years	62

Vested and expected to vest at September 30, 2010	54,300	$3.52	1.31 Years	$233

As of September 30, 2010 there was $192 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 1.66 years. The total fair value of shares vested during the years ended September 30, 2010 and 2009 was $169 thousand and $194 thousand, respectively.

9.    Stock Purchase Plan

In October 1997, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the “1997 Purchase Plan”), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Compensation expense recorded for shares issued pursuant to the 1997 Purchase Plan for the years ended September 30, 2010 and 2009 was approximately $46 thousand and $75 thousand, respectively. For the years ended September 30, 2010 and 2009, 42,121 and 64,888 shares were issued pursuant to the 1997 Purchase Plan, respectively. Since inception of the plan, 308,746 shares have been issued and there are 24,004 shares available for future issuance under the 1997 Purchase Plan as of September 30, 2010.

10.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2010. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2010. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.8 million and $1.7 million as of September 30, 2010 and 2009, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2010	2009	2010	2009
Discount rate:	5.25%	5.75%	4.66%	5.63%
Expected return on plan assets:	—%	—%	6.20%	6.20%
Rate of compensation increase:	—%	—%	1.20%	1.17%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2010	2009	2010	2009
Discount rate:	5.75%	7.50%	5.63%	6.66%
Expected return on plan assets:	—%	—%	6.20%	7.10%
Rate of compensation increase:	—%	—%	1.17%	1.62%

For domestic plans, the discount rate was determined by comparison against the Citigroup Pension Discount Curve and Liability Index for AA rated corporate instruments with lives approximating the pension benefit. The Company monitors other indices to assure that the pension obligations are fairly reported on a consistent basis. The international discount rates were determined by comparison against country specific AA corporate indices, adjusted for duration of the obligation.

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revises these assumptions based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$58	$9	$67	$54	$7	$61
Interest cost	669	116	785	689	147	836
Expected return on plan assets	(448)	—	(448)	(456)	—	(456)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	42	30	72	9	(30)	(21)

Net periodic benefit cost	$321	$155	$476	$296	$124	$420

Post Retirement:
Service cost	$—	$18	$18	$—	$13	$13
Interest cost	—	69	69	—	66	66
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	65	65	—	(18)	(18)

Net periodic benefit cost	$—	$152	$152	$—	$61	$61

Pension:
Increase in minimum liability included in other comprehensive income (loss)	$1,048	$2	$1,050	$277	$182	$459
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	(55)	(55)	—	252	252

Total:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$1,048	$(53)	$995	$277	$434	$711

The following table presents an analysis of the changes in 2010 and 2009 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$12,769	$2,011	$14,780	$12,371	$1,966	$14,337
Service cost	58	9	67	54	7	61
Interest cost	669	116	785	689	147	836
Changes in actuarial assumptions	1,248	32	1,280	854	151	1,005
Foreign exchange impact	(357)	—	(357)	(808)	—	(808)
Benefits paid	(269)	(273)	(542)	(391)	(260)	(651)

Projected benefit obligation at end of year	$14,118	$1,895	$16,013	$12,769	$2,011	$14,780

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,410	$—	$7,410	$7,444	$—	$7,444
Actual gain on plan assets	606	—	606	796	—	796
Company contributions	306	273	579	289	260	549
Foreign exchange impact	(117)	—	(117)	(729)	—	(729)
Benefits paid	(268)	(273)	(541)	(390)	(260)	(650)

Fair value of plan assets at end of year	$7,937	$—	$7,937	$7,410	$—	$7,410

Funded status	$(6,181)	$(1,895)	$(8,076)	$(5,359)	$(2,011)	$(7,370)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$(6,181)	$(1,895)	$(8,076)	$(5,359)	$(2,011)	$(7,370)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,197	$1,197	$—	$885	$885
Service cost	—	18	18	—	13	13
Interest cost	—	68	68	—	66	66
Changes in actuarial assumptions	—	10	10	—	233	233
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—

Projected benefit obligation at end of year	$—	$1,293	$1,293	$—	$1,197	$1,197

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$(1,293)	$(1,293)	$—	$(1,197)	$(1,197)
Unamortized net loss	—	—	—	—	—	—

Net amount recognized	$—	$(1,293)	$(1,293)	$—	$(1,197)	$(1,197)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(6,181)	$(1,895)	$(8,076)	$(5,359)	$(2,011)	$(7,370)
Deferred tax	48	—	48	(145)	—	(145)
Accumulated other comprehensive income	2,985	92	3,077	2,131	90	2,221

Net amount recognized	$(3,148)	$(1,803)	$(4,951)	$(3,373)	$(1,921)	$(5,294)

Post Retirement:
Accrued benefit liability	$—	$(1,293)	$(1,293)	$—	$(1,197)	$(1,197)
Deferred tax	—	—	—	—	—	—
Accumulated other comprehensive income	—	142	142	—	196	196

Net amount recognized	$—	$(1,151)	$(1,151)	$—	$(1,001)	$(1,001)

Total pension and post retirement:
Accrued benefit liability	$(6,181)	$(3,188)	$(9,369)	$(5,359)	$(3,208)	$(8,567)
Deferred tax	48	—	48	(145)	—	(145)
Accumulated other comprehensive income	2,985	234	3,219	2,131	286	2,417

Net amount recognized	$(3,148)	$(2,954)	$(6,102)	$(3,373)	$(2,922)	$(6,295)

Accumulated Benefit Obligation:
Pension	$(14,006)	$(1,895)	$(15,901)	$(12,677)	$(2,011)	$(14,688)
Post Retirement	—	(1,293)	(1,293)	—	(1,197)	(1,197)

Total accumulated benefit obligation	$(14,006)	$(3,188)	$(17,194)	$(12,677)	$(3,208)	$(15,885)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2010	2009
	(Amounts in thousands)
Current accrued benefit liability	$441	$447
Noncurrent accrued benefit liability	8,928	8,120

Total accrued benefit liability	$9,369	$8,567

As of September 30, 2010 and 2009 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $3.2 million and $2.4 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2011, is approximately $146 thousand.

Contributions

The Company expects to contribute $441 thousand to its pension plans for fiscal 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2011	$572
2012	643
2013	647
2014	754
2015	797
Thereafter	4,384

Plan Assets

At September 30, 2010, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $7.9 million.  Pension plan assets are managed by a fiduciary committee.  The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels.  Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.   In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile.  The committee has invested the plan assets in a single pooled fund with an authorized investment company.  The fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein.  There are no specific targets as to asset allocation other than those contained within the pooled fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan, by asset category, are as follows:

		Fair Value Measurements Using Inputs Considered as
(Thousands) Asset Category	Fair Value at September 30, 2010	Level I	Level II	Level III

Cash on deposit	$389	$389	$—	—
Pooled Funds	7,548	—	7,548	—

Total Plan Assets	$7,937	$389	$7,548	—

The expected long-term rates of return on plan assets are equal to the yields to maturity of appropriate indices for government and corporate bonds and by adding a premium to the government bond return for equities.  The expected rate of return on cash is the Bank of England base rate in force at the effective date.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $141 thousand and $178 thousand for the years ended September 30, 2010 and 2009, respectively.

11.    Lines of Credit

As of September 30, 2010 and September 30, 2009, the Company maintained lines of credit notes that allow for borrowings of up to $2.5 million.  Availability under these facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings range from 2.5% over the London Inter-Bank Offer Rate (“LIBOR”) with a floor of 4% to Prime plus 1%. Borrowings under the credit agreements are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty.  The credit agreements contain various covenants including financial covenants which require the Company to maintain various financial ratios at prescribed levels. The Company is in compliance with all covenants as of September 30, 2010.

The Company had no borrowings outstanding under its lines of credit as of September 30, 2010 and September 30, 2009.

12.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2011	1,020
2012	698
2013	562
2014	497
2015	219
Thereafter	9

$3,005

Occupancy expenses under the operating leases approximated $1.4 million in 2010 and $1.6 million in 2009.

Common Stock Repurchase

On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. Pursuant to the aforementioned authorization and an authorization by our board of directors on November 13, 2007 to purchase 250 thousand shares, the Company repurchased approximately 95 thousand shares of its outstanding common stock during the year ended September 30, 2010. As of September 30, 2010, approximately 145 thousand shares remain authorized to repurchase under its stock repurchase program.

13.    Segment and Geographical Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Years Ended September 30,	Systems Segment	Germany	UK	US	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$4,888	$15,369	$50	$58,436	$73,855	$78,743
Service	3,423	8,582	1,585	2,685	12,852	16,275

Total sales	8,311	23,951	1,635	61,121	86,707	95,018

Profit (loss) from operations	(316)	(153)	(81)	1,692	1,458	1,142
Assets	13,400	11,565	3,667	12,747	27,979	41,379
Capital expenditures	78	260	30	115	405	483
Depreciation and amortization	114	171	27	200	398	512

2009
Sales:
Product	$6,055	$15,588	$153	$45,441	$61,182	$67,237
Service	1,932	9,339	2,048	2,801	14,188	16,120

Total sales	7,987	24,927	2,201	48,242	75,370	83,357

Profit (loss) from operations	(684)	(728)	112	(3,629)	(4,245)	(4,929)
Assets	13,564	11,953	4,163	10,806	26,922	40,486
Capital expenditures	61	249	13	79	341	402
Depreciation and amortization	182	124	27	246	397	579

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of interest income/expense and foreign exchange gain/loss.

All intercompany transactions have been eliminated.

The following table details the Company’s sales by operating segment for fiscal years September 30, 2010 and 2009. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2010	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$7,239	$—	$1,072	$8,311	9%
Service and System Integration	60,555	26,118	34	86,707	91%

Total	$67,794	$26,118	$1,106	$95,018	100%

% of Total	71%	28%	1%	100%

2009	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$5,799	$—	$2,188	$7,987	10%
Service and System Integration	47,949	27,387	34	75,370	90%

Total	$53,748	$27,387	$2,222	$83,357	100%

% of Total	64%	33%	3%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
North America	$985	$1,116
Europe	575	516

Totals	$1,560	$1,632

Deferred tax assets by geographic location at September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
	(Amounts in thousands)
North America	$377	$400
Europe	627	508

Totals	$1,004	$908

The Company had one customer from which we derived revenues in excess of 10% of total revenues for the years ended September 30, 2010 and 2009,  listed below.

	Years Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in thousands)
Verio	$22.5	24%	$8.1	10%

14.    Restructuring Expense

In connection with reductions in workforce in the German and U.K. divisions of Modcomp, the Company accrued a restructuring charge of approximately $268 thousand in the fourth quarter of fiscal 2009, which was charged to services cost of sales expense. This amount consists of termination payments to affected employees.

15.    Loss Contingency

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

The Company’s U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, had a pricing dispute (the “Dispute”) with one of its largest hardware manufacturers (the “Hardware Manufacturer”). The Dispute arose through the discovery that Modcomp U.S. was buying some products from the Hardware Manufacturer’s distributors at incorrect prices. The prices that were incorrect arose from Modcomp U.S. and three of the Hardware Manufacturer’s distributors misapplying discounts that were available for specific products for certain customers to customers for whom these discounts were not available.

In July 2009, the Company settled with the Hardware Manufacturer with respect to a portion of the transactions in which incorrect discounts were used. However, there are additional affected transactions, which are subject to further review by the Hardware Manufacturer which must be resolved before we will be able to agree on a final settlement with respect to these remaining transactions.

For the year ended September 30, 2009, we accrued approximately $337 thousand in additional cost of sales, approximately $174 thousand of which was paid to the Hardware Manufacturer under the settlement referred to above. We also reduced commissions and income tax expense by approximately $98 thousand and $103 thousand, for a net impact of approximately $137 thousand of additional net loss, for the year ended September 30, 2009, in connection with the Dispute. These amounts represented our best estimates of the liability associated with the Dispute for all transactions involved, whether settled or still under review. This estimate was based on the assumption that all of the transactions that were still under review would be resolved in substantially the same manner that the settled transactions had been, because management believed that the facts and circumstances of the transactions still under review are the same as for the transactions that had been settled. However, the Hardware Manufacturer had advised us that they needed more time to review the remaining affected transactions, and accordingly had not yet agreed to resolve the remaining transactions in the same manner as the previously settled transactions. Accordingly, there was a contingent liability with respect to the unsettled transactions, because the Hardware Manufacturer could assert a claim for amounts in excess of the estimates that we accrued in connection with the Dispute. The Company had assessed that an additional contingent loss related to the Dispute was reasonably possible, but not probable. Therefore, an accrual had not been recorded for the loss contingency as of September 30, 2009.   For loss contingencies assessed at the reasonably possible level, the loss contingency must be disclosed and an estimate or range of possible loss must also be disclosed in the event that a reasonable estimate can be made. Accordingly, as of September 30, 2009, we estimated the range of the loss contingency associated with the Dispute was between $0 and $389 thousand.

In July 2010, the Hardware Manufacturer informed us that they had calculated an additional assessment in connection with the Dispute of approximately $306 thousand.  As a result of this new information, we reevaluated the likelihood of the loss, and we determined that the loss was probable and estimable.  Although we were still negotiating a final settlement with the Hardware Manufacturer, we determined that the amount that had been provided to us by the Hardware Manufacturer of approximately $306 thousand, was the best estimate of the loss, at that time.  Accordingly, we accrued an additional $306 thousand as cost of sales for the nine months ended June 30, 2010.

In August 2010, we completed our negotiations with the Hardware Manufacturer. As a result of these negotiations, the final settlement agreed to between the Company and the Hardware manufacturer was approximately $47 thousand less then than the amount referred to above of $306 thousand, which was our best estimate of the contingent loss as of June 30, 2010. Accordingly, we reduced our accrual for this contingent loss by approximately $47 thousand, resulting in a final increase to cost of sales as a result of this settlement of approximately $259 thousand for the year ended September 30, 2010.  This amount was paid to the Hardware manufacturer during the final quarter of fiscal 2010.

16.    Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—

Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

	As of September 30, 2009
	(Amounts in thousands)
Assets:
Money Market funds	$6,840	$—	$—	$6,840	$—

Total assets measured at fair value	$6,840	$—	$—	$6,840	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of September 30, 2010. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2010.

Corporate Information

Board of Directors	Officers

Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer CSP Inc.	Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer CSP Inc.

Christopher J. Hall Municipal Bond Investor (Self Employed)	Gary W. Levine Chief Financial Officer, Clerk and Treasurer CSP Inc.

C. Shelton James Principal C. Shelton James Associates	William E. Bent, Jr. Vice President and General Manager MultiComputer Division CSP Inc.

J. David Lyons Retired Managing Director The Carter Group, L.L.C.	Robert A. Stellato Vice President of Finance Chief Accounting Officer CSP Inc.

Robert M. Williams Retired Vice President IBM Corporation	Victor Dellovo Vice President and General Manager Modcomp Division CSP, Inc.

General Counsel	Annual Meeting of Stockholders

Foley Hoag LLP Boston, MA
All interested parties are cordially invited to
attend the Annual Meeting of Stockholders on Tuesday,
February 8, 2010 at 9:00 a.m.
at the Company’s corporate offices at
43 Manning Road, Billerica, MA 01821

Auditors	Investor Relations

McGladrey & Pullen, LLP Boston, MA
To obtain additional copies of the Company’s
Annual Report for the Fiscal Year 2010, including
Form 10-K as filed with the Securities and Exchange Commission, contact the Vice President of Finance at CSP Inc.

Transfer Agent

American Stock Transfer Company New York, NY	Financial data may also be accessed online at www.cspi.com