Form 10-Q
period 2010-12-31
CSP INC /MA/
filed 2011-02-10
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 26, 2011, the registrant had 3,491,052 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	3

	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2010 and 2009	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended December 31, 2010	5

	Consolidated Statements of Cash flows (unaudited) for the three months ended December 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,969	$15,531
Accounts receivable, net of allowances of $324 and $288	11,507	12,190
Inventories	6,174	5,862
Refundable income taxes	478	721
Deferred income taxes	124	124
Other current assets	1,834	1,523

Total current assets	36,086	35,951

Property, equipment and improvements, net	882	873

Other assets:
Intangibles, net	659	687
Deferred income taxes	868	880
Cash surrender value of life insurance	2,717	2,689
Other assets	297	299

Total other assets	4,541	4,555

Total assets	$41,509	$41,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,080	$10,049
Deferred revenue	2,975	3,078
Pension and retirement plans	443	441
Income taxes payable	372	380

Total current liabilities	13,870	13,948
Pension and retirement plans	8,879	8,928
Capital lease obligation	24	24

Total liabilities	22,773	22,900

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,526 and 3,520 shares, respectively	35	35
Additional paid-in capital	11,209	11,280
Retained earnings	12,905	12,516
Accumulated other comprehensive loss	(5,413)	(5,352)

Total shareholders’ equity	18,736	18,479

Total liabilities and shareholders’ equity	$41,509	$41,379

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2010	December 31, 2009
Sales:
Product	$17,424	$15,245
Services	4,686	3,416

Total sales	22,110	18,661

Cost of sales:
Product	15,293	13,616
Services	2,289	2,741

Total cost of sales	17,582	16,357

Gross profit	4,528	2,304

Operating expenses:
Engineering and development	510	472
Selling, general and administrative	3,375	3,057

Total operating expenses	3,885	3,529

Operating income (loss)	643	(1,225)

Other income (expense):
Foreign exchange gain (loss)	(4)	(7)
Other income (expense), net	(17)	(13)

Total other income (expense), net	(21)	(20)

Income (loss) before income taxes	622	(1,245)
Income tax expense (benefit)	233	(503)

Net income (loss)	$389	$(742)

Net income (loss) attributable to common stockholders	$385	$(737)

Net income (loss) per share – basic	$0.11	$(0.21)

Weighted average shares outstanding – basic	3,485	3,536

Net income (loss) per share – diluted	$0.11	$(0.21)

Weighted average shares outstanding – diluted	3,521	3,536

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2010
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income (loss)
Balance as of September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479
Comprehensive income (loss):
Net income	—	—	—	389	—	389	$389
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(61)	(61)	(61)

Total comprehensive income							$328

Stock-based compensation	—	—	26	—	—	26
Issuance of shares under employee stock purchase plan	25	—	74	—	—	74
Restricted stock shares issued	27	—	20	—	—	20
Purchase of common stock	(46)	—	(191)	—	—	(191)

Balance as of December 31, 2010	3,526	$35	$11,209	$12,905	$(5,413)	$18,736

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$389	$(742)
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	92	98
Amortization of intangibles	28	28
Foreign exchange loss (gain)	4	7
Non-cash changes in accounts receivable	36	(22)
Stock-based compensation expense on stock options and restricted stock awards	46	54
Deferred income taxes	-	(38)
Increase in cash surrender value of life insurance	(26)	(28)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	555	(3,417)
Increase in inventories	(318)	(1,235)
(Increase) decrease in refundable income taxes	234	(534)
(Increase) decrease in other current assets	(335)	351
Decrease in other assets	1	(5)
Increase in accounts payable and accrued expenses	107	2,110
Decrease in deferred revenue	(72)	(693)
Increase in pension and retirement plans liability	42	57
Increase (decrease) in income taxes payable	(7)	7
Decrease in other long term liabilities	-	(14)

Net cash provided by (used in) operating activities	776	(4,016)

Cash flows from investing activities:
Life insurance premiums paid	(3)	(62)
Purchases of property, equipment and improvements	(111)	(50)

Net cash used in investing activities	(114)	(112)

Cash flows from financing activities:
Proceeds from issuance of shares under employee stock purchase plan	74	62
Purchase of common stock	(191)	-

Net cash provided by (used in) financing activities	(117)	62

Effects of exchange rate on cash	(107)	(54)

Net increase (decrease) in cash and cash equivalents	438	(4,120)
Cash and cash equivalents, beginning of period	15,531	18,904

Cash and cash equivalents, end of period	$15,969	$14,784

Supplementary cash flow information:
Cash paid for income taxes	$245	$89

Cash paid for interest	$85	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Organization and Business

CSP Inc. was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSP Inc. and its subsidiaries (collectively “CSPI” or the  “Company”) develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its Systems segment and its Service and System Integration segment.

1.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

We are required to present earnings per share, or EPS, utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings (loss) per share computations for the Company’s reported net income attributable to common stock holders are as follows:

	For the three months ended
	December 31, 2010	December 31, 2009

	(Amounts in thousands except per share data)
Net income (loss)	$389	$(742)
Less: Net income (loss) attributable to nonvested common stock	4	(5)

Net income (loss) attributable to common stockholders	$385	$(737)

Weighted average total shares outstanding – basic	3,527	3,562
Less: weighted average non-vested shares outstanding	42	26

Weighted average number of common shares outstanding – basic	3,485	3,536
Potential common shares from non-vested stock awards and the assumed exercise of stock options	36	-

Weighted average common shares outstanding – diluted	3,521	3,536

Net income (loss) per share – basic	$0.11	$(0.21)

Net income (loss) per share – diluted	$0.11	$(0.21)

For the three months ended December 31, 2010, earnings per share were $0.11 for both basic and diluted. For the three months ended December 31, 2009, the loss per share attributable to unvested shares was $0.21 per share.

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three months ended December 31, 2010 and 2009, 213,000 and 286,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	December 31, 2010	September 30, 2010
	(Amounts in thousands)
Raw materials	$1,285	$1,029
Work-in-process	606	439
Finished goods	4,283	4,394

Total	$6,174	$5,862

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $2.3 million and $2.4 million as of December 31, 2010 and September 30, 2010, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.2 million and $4.1 million as of December 31, 2010 and September 30, 2010, respectively.

5.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended
	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Net income (loss)	$389	$(742)
Effect of foreign currency translation	(61)	(59)
Minimum pension liability	—	—

Comprehensive income (loss)	$328	$(801)

 The components of Accumulated Other Comprehensive Loss are as follows:

	December 31, 2010	September 30, 2010
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,194)	$(2,133)
Additional minimum pension liability	(3,219)	(3,219)

Accumulated Other Comprehensive Loss	$(5,413)	$(5,352)

6.	Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for fiscal years 2009, 2010 and for the three months ended December 31, 2010.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$2	$20	$16	$2	$18
Interest cost	170	25	195	177	29	206
Expected return on plan assets	(125)	—	(125)	(116)	—	(116)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net (gain) loss	17	8	25	11	8	19

Net periodic benefit cost	$80	$35	$115	$88	$39	$127

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net (gain) loss	—	12	12	—	16	16

Net periodic benefit cost	$—	$34	$34	$—	$38	$38

7.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended December 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$309	$4,170	$11	$12,934	$17,115	$17,424
Service	1,516	2,142	332	696	3,170	4,686

Total sales	1,825	6,312	343	13,630	20,285	22,110

Profit (loss) from operations	105	112	(30)	456	538	643
Assets	13,011	11,136	3,675	13,687	28,498	41,509
Capital expenditures	55	36	1	19	56	111
Depreciation and amortization	21	46	7	46	99	120

2009
Sales:
Product	$393	$4,214	$25	$10,613	$14,852	$15,245
Service	61	2,455	386	514	3,355	3,416

Total sales	454	6,669	411	11,127	18,207	18,661

Profit (loss) from operations	(1,294)	1	(5)	73	69	(1,225)
Assets	13,192	11,355	4,124	12,429	27,908	41,100
Capital expenditures	10	32	4	4	40	50
Depreciation and amortization	33	35	7	51	93	126

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three  month periods ended December 31, 2010 and 2009.

	For the Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues

	(Dollar amounts in millions)
Verio	$2.7	12%	$2.0	11%
Vodafone	$1.7	8%	$2.6	14%

8.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of December 31, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,485	$—	$—	$3,485	$—

Total assets measured at fair value	$3,485	$—	$—	$3,485	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—

Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of December 31, 2010. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2010.

9.	Common Stock Repurchase

On February 3, 2009, the Board of Directors (the “Board”) authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price.  Pursuant to this authorization by the Board, the Company repurchased approximately 46 thousand shares of its outstanding common stock during the three months ended December 31, 2010.  As of December 31, 2010, approximately 99 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2010 Results of Operations

Highlights include:

•	Revenue increased by approximately $3.4 million, or 18%, to $22.1 million for the three months ended December 31, 2010 versus $18.7 million for the three months ended December 31, 2009.

•	For the three months ended December 31, 2010, operating income was approximately $0.6 million versus an operating loss of approximately $1.2 million for the three months ended December 31, 2009.

•	For the three months ended December 31, 2010, net income was approximately $0.4 million versus a net loss of approximately $0.7 million for the three months ended December 31, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2010 and 2009:

	December 31, 2010	% of sales	December 31, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$22,110	100%	$18,661	100%
Costs and expenses:
Cost of sales	17,582	80%	16,357	88%
Engineering and development	510	2%	472	3%
Selling, general and administrative	3,375	15%	3,057	16%

Total costs and expenses	21,467	97%	19,886	107%

Operating income (loss)	643	3%	(1,225)	(7)%
Other income (expense)	(21)	—%	(20)	—%

Income (loss) before income taxes	622	3%	(1,245)	(7)%
Income tax expense	233	1%	(503)	(3)%

Net income (loss)	$389	2%	$(742)	(4)%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2010:
Product	$309	$17,115	$17,424	79%
Services	1,516	3,170	4,686	21%

Total	$1,825	$20,285	$22,110	100%

% of Total	8%	92%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2009:
Product	$393	$14,852	$15,245	82%
Services	61	3,355	3,416	18%

Total	$454	$18,207	$18,661	100%

% of Total	2%	98%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(84)	$2,263	$2,179	14%
Services	1,455	(185)	1,270	37%

Total	$1,371	$2,078	$3,449	18%

% increase	302%	11%	18%

As shown above, total revenues increased by approximately $3.4 million, or 18%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Revenue in the Systems segment increased for the current year three month period versus the prior year three month period by approximately $1.4 million, while revenues in the Service and System Integration segment increased by approximately $2.1 million, resulting in the overall increase of approximately $3.4 million.

Product revenues increased by approximately $2.2 million, or 14% for the three months ended December 31, 2010 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $2.3 million over the prior year three months, offset by a decrease in product revenues in the Systems segment of approximately $0.1 million versus the prior year three months.

The increase in the Service and System Integration segment product sales of approximately $2.3 million was due primarily to increased product sales in the U.S. division of the segment. The increase in the U.S. reflected increases in shipments to a wide spectrum of  customers. Sales to our largest customer of fiscal year 2010 and the quarter ended December 31, 2010 increased by $0.7 million compared to the prior year three month period ended December 31. However, it should be noted that sales to this customer for the three months ended December 31, 2010 were approximately $2.7 million compared to the fiscal year 2010 quarterly average sales to this customer of approximately $5.6 million per quarter. The remainder of the increase was derived from more recently acquired customers, and the increase was made up of a larger number of smaller customers compared to the prior year.

As shown in the table above, service revenues increased by approximately $1.3 million, or 37%, for the three months ended December 31, 2010 compared to the comparable three month period ended December 31, 2009. Service revenue in the Systems segment increased by approximately $1.5 million, while service revenue in the Service and System Integration segment decreased by approximately $0.2 million, as shown in the table above.

The $1.5 million increase in Systems segment service revenue was substantially the result of an increase in royalty revenue from Lockheed Martin which was approximately $1.4 million for the three months ended December 31, 2010, versus no royalty revenue for the three months ended December 31, 2009.  This $1.4 million in royalty revenue recognized in the three months ended December 31, 2010, represents approximately 88% of the total royalty income we expect to recognize for all of our fiscal year ending September 30, 2011.

The decrease in the Service and System Integration segment service revenue as shown in the table above, was driven by lower service revenues from the segment’s German and United Kingdom divisions which decreased by approximately $0.3 million and $0.1 million, respectively. These decreases were offset by an increase in services revenue from the segment’s US division of approximately $0.2 million. The decreases in service revenue from our German and United Kingdom divisions was attributed to the unfavorable economic conditions in Europe, which has resulted in reduced demand for IT project orders and/or delays in the commencement of projects.  The increase from the U.S. division was due substantially to revenue recognized on the final phase of a large IT infrastructure project which was completed during the three month period ended December 31, 2010.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	December 31, 2010%		December 31, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$15,310	69%	$11,128	60%	$4,182	38%
Europe	6,661	30%	7,139	38%	(478)	(7%)
Asia	139	1%	394	2%	(255)	(65%)

Totals	$22,110	100%	$18,661	100%	$3,449	18%

The increase in Americas revenue for the three months ended December 31, 2010 versus the three months ended December 31, 2009 was primarily the result of the increase in revenues from the U.S. operations of the Service and System Integration segment which accounted for approximately $2.6 million of the increase. Additionally, sales from the Systems segment to U.S. customers increased by approximately $1.6 million comprised primarily of royalty income described above.

The decrease in sales in Europe was primarily the result of lower sales from the German and United Kingdom divisions of the Service and System Integration segment.  This change was made up substantially of the impact of the weaker Euro versus the U.S. dollar for the three months ended December 31, 2010 versus the three months ended December 31, 2009. This unfavorable impact on European sales, when comparing to the prior year three months, was approximately $0.5 million.  The decrease in Asia sales was the result of a decrease in sales into our existing program which supplies the Japanese defense market.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2010:
Product	$245	$15,048	$15,293	87%
Services	74	2,215	2,289	13%

Total	$319	$17,263	$17,582	100%

% of Total	2%	98%	100%
% of Sales	17%	85%	80%
Gross Margins:
Product	21%	12%	12%
Services	95%	30%	51%
Total	83%	15%	20%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2009:
Product	$344	$13,272	$13,616	83%
Services	48	2,693	2,741	17%

Total	$392	$15,965	$16,357	100%

% of Total	2%	98%	100%
% of Sales	86%	88%	88%
Gross Margins:
Product	12%	11%	11%
Services	21%	20%	20%
Total	14%	12%	12%

Increase (decrease)
Product	$(99)	$1,776	$1,677	12%
Services	26	(478)	(452)	(16)%

Total	$(73)	$1,298	$1,225	7%

% Increase (decrease)	(19)%	8%	7%
% of Sales	(69)%	(3)%	(8)%
Gross Margins:
Product	9%	1%	1%
Services	74%	10%	31%
Total	69%	3%	8%

Total cost of sales increased by approximately $1.2 million when comparing the three months ended December 31, 2010 versus the three months ended December 31, 2009.   This increase in cost of sales of 7% overall, compares with an increase in sales of 18%.  The primary reason that cost of sales increased at a lower rate than the rate of increase in sales was due to the fact that $1.4 million of the increase in sales was from royalties in the Systems segment, for which there is zero cost of sales.  In addition, the sales mix in the Service and System Integration segment resulted in a lower increase in cost of sales versus the increase in sales as described below.

Cost of sales in the Systems segment decreased slightly; by approximately $0.1 million in the current year three month period versus the prior year three month period despite the fact that sales in the Systems segment increased by approximately $1.4 million.  This is due to the fact that substantially all of the increase in sales was from royalty sales to Lockheed Martin which carry no cost of sales, referred to above.

Cost of sales in the Service and System Integration segment increased by approximately $1.3 million, which is an 8% increase when comparing the current year three months versus the prior year three months. While this trend is consistent with an increase in sales over the prior year, the rate of increase of 8% is lower than the rate of increase in sales, which was 11%.  The reason for this is two-fold. First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division. And, secondly we had better utilization of service resources in the three months ended December 31, 2010 versus the prior three month period, especially in Germany, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the three months ended December 31, 2010 was 20% compared to 12% for the three months ended December 31, 2009.  The gross margin in the Systems segment improved to 83% from 14% which was driven by the royalty revenue which is referred to above.  The gross margin in the Service and System Integration segment increased from 12% for the three months ended December 31, 2009 to 15% for the three months ended December 31, 2010.  This increase in gross profit margin for the Service and System Integration segment was due to the reasons described in the paragraph above.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended
	December 31, 2010	% of Total	December 31, 2009	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$510	100%	$472	100%	$38	8%
Service and System Integration	—	—%	—	—%	—	—%

Total	$510	100%	$472	100%	$38	8%

The increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended
	December 31, 2010	% of Total	December 31, 2009	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$882	26%	$884	29%	$(2)	-%
Service and System Integration	2,493	74%	2,173	71%	320	15%

Total	$3,375	100%	$3,057	100%	$318	10%

The increase in selling, general and administrative (“SG&A”) expenses displayed above was primarily due to higher commission expense resulting from higher revenue and gross profit, and higher bonus expense resulting from the more favorable operating results in the current year three month period versus the prior year.

 Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(22)	$(23)	$1
Interest income	7	11	(4)
Foreign exchange gain (loss)	(4)	(7)	3
Other income (expense), net	(2)	(1)	(1)

Total other income (expense), net	$(21)	$(20)	$(1)

Other income (expense), net, for the three month periods ended December 31, 2010 and 2009 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of approximately $0.2 million for the quarter ended December 31, 2010 reflecting an effective income tax rate of 38% compared to an income tax benefit of $0.5 million for the quarter ended December 31, 2009, which reflected an effective income tax benefit rate of 40%.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2011 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $0.4 million to $16.0 million as of December 31, 2010.  This compares to $15.5 million as of September 30, 2010. At December 31, 2010, the Company’s cash equivalents of $3.5 million were held in money market funds.

Significant sources of cash for the three months ended December 31, 2010 were net income of approximately $0.4 million and a decrease in accounts receivable of approximately $0.6 million.  The significant uses of cash during the period were an increase in other current assets, which consisted of payments for prepaid items of $0.3 million, capital expenditures of approximately $0.1 million and repurchase of CSPI common stock of $0.2 million.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, cash generated from operations and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the three months ended December 31, 2010:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2010	7,940	$4.53	7,940
November 1-30, 2010	9,500	$4.52	9,500
December 1-31, 2010	28,221	$3.98	28,221

Total	45,661	$4.19	45,661	98,895

(1)
All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 12 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

CSP INC.

Date: February 10, 2011	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: February 10, 2011	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002