Form 10-Q
period 2011-03-31
CSP INC /MA/
filed 2011-05-09
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-10843
__________________

CSP Inc.
(Exact name of Registrant as specified in its Charter)
__________________

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

43 Manning Road
Billerica, Massachusetts 01821-3901
(978) 663-7598
(Address and telephone number of principal executive offices)
__________________

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

As of May 2, 2011,  the registrant had 3,486,510 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2011 and 2010	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended March 31, 2011	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,372	$15,531
Accounts receivable, net of allowances of $322 and $288	12,610	12,190
Inventories	8,314	5,862
Refundable income taxes	228	721
Deferred income taxes	126	124
Other current assets	2,186	1,523
Total current assets	37,836	35,951
Property, equipment and improvements, net	920	873

Other assets:
Intangibles, net	631	687
Deferred income taxes	903	880
Cash surrender value of life insurance	2,867	2,689
Other assets	250	299
Total other assets	4,651	4,555
Total assets	$43,407	$41,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,577	$10,049
Deferred revenue	3,678	3,078
Pension and retirement plans	454	441
Income taxes payable	508	380
Total current liabilities	15,217	13,948
Pension and retirement plans	9,199	8,928
Capital lease obligation	24	24
Total liabilities	24,440	22,900

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,485 and 3,520 shares, respectively	35	35
Additional paid-in capital	11,052	11,280
Retained earnings	13,191	12,516
Accumulated other comprehensive loss	(5,311)	(5,352)
Total shareholders’ equity	18,967	18,479
Total liabilities and shareholders’ equity	$43,407	$41,379

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Sales:
Product	$15,726	$20,551	$33,150	$35,796
Services	3,483	3,370	8,169	6,786
Total sales	19,209	23,921	41,319	42,582

Cost of sales:
Product	12,457	15,960	27,750	29,576
Services	2,503	2,471	4,792	5,212
Total cost of sales	14,960	18,431	32,542	34,788

Gross profit	4,249	5,490	8,777	7,794

Operating expenses:
Engineering and development	508	430	1,018	902
Selling, general and administrative	3,310	3,411	6,685	6,468
Total operating expenses	3,818	3,841	7,703	7,370

Operating income	431	1,649	1,074	424

Other income (expense):
Foreign exchange gain (loss)	12	(3)	8	(10)
Other income (expense), net	(13)	(13)	(30)	(26)
Total other income (expense), net	(1)	(16)	(22)	(36)

Income before income taxes	430	1,633	1,052	388
Income tax expense	144	644	377	141
Net income	$286	$989	$675	$247

Net income attributable to common shareholders	$282	$979	$666	$245

Net income per share – basic	$0.08	$0.28	$0.19	$0.07
Weighted average shares outstanding – basic	3,437	3,552	3,455	3,544
Net income per share – diluted	$0.08	$0.27	$0.19	$0.07
Weighted average shares outstanding – diluted	3,471	3,581	3,491	3,573

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2011
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income
Balance as of September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479
Comprehensive income (loss):
Net income	—	—	—	675	—	675	$675
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	41	41	41
Total comprehensive income							$716

Stock-based compensation	—	—	46	—	—	46
Issuance of shares under employee stock purchase plan	25	—	75	—	—	75
Restricted stock shares issued	37	1	45	—	—	46
Purchase of common stock	(97)	(1)	(394)	—	—	(395)

Balance as of March 31, 2011	3,485	$35	$11,052	$13,191	$(5,311)	$18,967

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$675	$247
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	182	200
Amortization of intangibles	56	57
Loss on disposal of fixed assets, net	3	1
Foreign exchange loss (gain)	(8)	10
Non-cash changes in accounts receivable	34	(21)
Stock-based compensation expense on stock options and restricted stock awards	92	107
Deferred income taxes	-	(60)
Increase in cash surrender value of life insurance	(41)	(41)
Changes in operating assets and liabilities:
Increase in accounts receivable	(202)	(7,718)
Increase in inventories	(2,442)	(705)
(Increase) decrease in refundable income taxes	502	(68)
(Increase) decrease in other current assets	(601)	175
Decrease in other assets	52	5
Increase in accounts payable and accrued expenses	386	1,445
Increase in deferred revenue	509	358
Increase in pension and retirement plans liability	83	110
Increase in income taxes payable	127	145
Decrease in other long term liabilities	-	(14)
Net cash used in operating activities	(593)	(5,767)

Cash flows from investing activities:
Life insurance premiums paid	(137)	(64)
Purchases of property, equipment and improvements	(211)	(172)
Net cash used in investing activities	(348)	(236)

Cash flows from financing activities:
Proceeds from issuance of shares under employee stock purchase plan	75	61
Purchase of common stock	(395)	(40)
Net cash provided by (used in) financing activities	(320)	21

Effects of exchange rate on cash	102	(636)

Net decrease in cash and cash equivalents	(1,159)	(6,618)
Cash and cash equivalents, beginning of period	15,531	18,904
Cash and cash equivalents, end of period	$14,372	$12,286

Supplementary cash flow information:
Cash paid for income taxes	$251	$146

Cash paid for interest	$85	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Amounts in thousands, except per share data)
Net income	$286	$989	$675	$247
Less: Net income attributable to nonvested common stock	4	10	9	2
Net income attributable to common stockholders	282	979	666	245

Weighted average total shares outstanding – basic	3,492	3,591	3,504	3,577
Less: weighted average non-vested shares outstanding	55	39	49	33
Weighted average number of common shares outstanding – basic	3,437	3,552	3,455	3,544
Potential common shares from non-vested stock awards and the assumed exercise of stock options	34	29	36	29
Weighted average common shares outstanding – diluted	3,471	3,581	3,491	3,573

Net income per share – basic	$0.08	$0.28	$0.19	$0.07

Net income per share – diluted	$0.08	$0.27	$0.19	$0.07

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three and six months ended March 31, 2011, 208,000 and 211,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.           Inventories

Inventories consist of the following:

	March 31, 2011	September 30, 2010
	(Amounts in thousands)
Raw materials	$1,162	$1,029
Work-in-process	808	439
Finished goods	6,344	4,394
Total	$8,314	$5,862

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $3.6 million and $2.4 million as of March 31, 2011 and September 30, 2010, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.2 million and $4.1 million as of March 31, 2011 and September 30, 2010, respectively.

5.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Net income	$286	$989	$675	$247
Effect of foreign currency translation	102	(297)	41	(356)
Minimum pension liability	—	—	—	—
Comprehensive income (loss)	$388	$692	$716	$(109)

 The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2011	September 30, 2010
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,092)	$(2,133)
Additional minimum pension liability	(3,219)	(3,219)
Accumulated Other Comprehensive Loss	$(5,311)	$(5,352)

6.           Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for fiscal years 2009, 2010 and for the six months ended March 31, 2011.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$2	$20	$15	$2	$17
Interest cost	172	25	197	168	30	198
Expected return on plan assets	(126)	—	(126)	(111)	—	(111)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	17	8	25	11	7	18
Net periodic benefit cost	$81	$35	$116	$83	$39	$122

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net gain	—	12	12	—	16	16
Net periodic benefit cost	$—	$34	$34	$—	$38	$38

	For the Six Months Ended March 31
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$36	$4	$40	$31	$4	$35
Interest cost	342	50	392	345	58	403
Expected return on plan assets	(251)	—	(251)	(227)	—	(227)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	34	16	50	22	15	37
Net periodic benefit cost	$161	$70	$231	$171	$77	$248

Post Retirement:
Service cost	$—	$10	$10	$—	$9	$9
Interest cost	—	34	34	—	34	34
Amortization of net gain	—	24	24	—	33	33
Net periodic benefit cost	$—	$68	$68	$—	$76	$76

7.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$1,931	$4,390	$61	$9,344	$13,795	$15,726
Service	368	2,213	364	538	3,115	3,483
Total sales	2,299	6,603	425	9,882	16,910	19,209

Profit from operations	72	39	15	305	359	431
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	77	11	1	11	23	100
Depreciation and amortization	21	45	7	45	97	118

2010
Sales:
Product	$4,136	$3,485	$25	$12,905	$16,415	$20,551
Service	432	2,040	459	439	2,938	3,370
Total sales	4,568	5,525	484	13,344	19,353	23,921

Profit from operations	1,431	47	18	153	218	1,649
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	5	103	4	10	117	122
Depreciation and amortization	30	44	6	50	100	130

		Service and System Integration Segment
Six Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$2,240	$8,560	$72	$22,278	$30,910	$33,150
Service	1,884	4,355	696	1,234	6,285	8,169
Total sales	4,124	12,915	768	23,512	37,195	41,319

Profit (loss) from operations	186	151	(15)	752	888	1,074
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	133	47	3	28	78	211
Depreciation and amortization	41	92	14	91	197	238

2010
Sales:
Product	$4,529	$7,699	$51	$23,517	$31,267	$35,796
Service	493	4,495	845	953	6,293	6,786
Total sales	5,022	12,194	896	24,470	37,560	42,582

Profit from operations	136	48	14	226	288	424
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	15	135	9	13	157	172
Depreciation and amortization	64	79	12	102	193	257

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2011 and 2010.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Vodafone	$3.4	18%	$2.3	9%	$5.1	12%	$4.9	11%
Verio	$2.1	11%	$5.8	24%	$4.8	12%	$7.8	18%
Raytheon	$0.1	-%	$3.7	16%	$0.1	-%	$3.8	9%

8.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of March 31, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,488	$—	$—	$3,488	$—
Total assets measured at fair value	$3,488	$—	$—	$3,488	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—
Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of March 31, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2011.

9.	Common Stock Repurchase

On February 3, 2009, the Board of Directors (the “Board”) authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. As of September 30, 2010, there remained approximately 145 thousand shares pursuant to this authorization.  On February 8, 2011, the Board authorized the Company to purchase up to 250 thousand additional shares of the Company’s outstanding common stock at market price.  Pursuant to this and the prior authorization by the Board, the Company repurchased approximately 97 thousand shares of its outstanding common stock during the six months ended March 31, 2011.  As of March 31, 2011, approximately 298 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

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

Results of Operations

Overview of the six months ended March 31, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $1.3 million, or 3%, to $41.3 million for the six months ended March 31, 2011 versus $42.6 million for the six months ended March 31, 2010.

•	For the six months ended March 31, 2011, operating income was approximately $1.1 million versus operating income of approximately $0.4 million for the six months ended March 31, 2010.

•	For the six months ended March 31, 2011, net income was approximately $0.7 million versus net income of approximately $0.2 million for the six months ended March 31, 2010.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2011 and 2010:

	March 31, 2011	% of sales	March 31, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$41,319	100%	$42,582	100%
Costs and expenses:
Cost of sales	32,542	79%	34,788	82%
Engineering and development	1,018	2%	902	2%
Selling, general and administrative	6,685	16%	6,468	15%
Total costs and expenses	40,245	97%	42,158	99%

Operating income	1,074	3%	424	1%
Other expense	(22)	—%	(36)	—%
Income before income taxes	1,052	3%	388	1%
Income tax expense	377	1%	141	—%
Net income	$675	2%	$247	1%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2011:
Product	$2,240	$30,910	$33,150	80%
Services	1,884	6,285	8,169	20%
Total	$4,124	$37,195	$41,319	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2010:
Product	$4,529	$31,267	$35,796	84%
Services	493	6,293	6,786	16%
Total	$5,022	$37,560	$42,582	100%
% of Total	12%	88%	100%
	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(2,289)	$(357)	$(2,646)	(7)%
Services	1,391	(8)	1,383	20%
Total	$(898)	$(365)	$(1,263)	(3)%
% decrease	(18)%	(1)%	(3)%

As shown above, total revenues decreased by approximately $1.3 million, or 3%, for the six months ended March 31, 2011 compared to the same period of fiscal year 2010. Revenues in the Systems segment decreased for the current year six month period versus the prior year six month period by approximately $0.9 million, while revenues in the Service and System Integration segment decreased by approximately $0.4 million, resulting in the overall decrease of approximately $1.3 million.

Product revenues decreased by approximately $2.6 million, or 7%, for the six months ended March 31, 2011 compared to the comparable period of fiscal 2010. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $2.3 million over the prior year six months, and a decrease in product revenues in the Service and System Integration segment of approximately $0.3 million versus the prior year six months.

The decrease in product revenues in the Systems segment of $2.3 million was due to having shipped a large order in the six month period ended March 31, 2010, for approximately $3.6 million, consisting of two major systems, which was a follow on order for a major US defense program, that we began supplying to one of our customers in fiscal 2007.  No sales of this nature were made in the six month period ended March 31, 2011.  Offsetting this decrease, we realized an increase of approximately $1.1 million in product sales in the current year six month period versus the prior year six month period, to an existing customer that supplies equipment to the Japanese defense market, and an increase in product sales to another customer that supplies a US defense program, of $0.2 million.

The decrease in the Service and System Integration segment product sales of approximately $0.3 million was due primarily to a decrease in product sales in the U.S. division of the segment of approximately $1.2 million, offset by an increase in this segment’s German division of approximately $0.9 million.

In the US division, product sales to our two largest customers decreased by a total of approximately $5.0 million, consisting of a decrease in sales to our largest customer of $3.0 million and a decrease in product sales to our second largest customer of approximately $2.0 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure. These decreases were partially offset by an increase in product sales to a large number of smaller customers, with smaller deal sizes than the sales to those larger customers.  In Germany, sales volume was up $1.3 million in constant dollars versus the prior year. This constant dollar increase in sales was due primarily to an increase in sales to one of our largest telecommunications customers. Offsetting these increases in sales was the unfavorable impact of currency fluctuation of approximately $0.4 million affecting a stronger US dollar versus the Euro for the six months ended March 31, 2011 versus 2010.

As shown in the table above, service revenues increased by approximately $1.4 million for the six months ended March 31, 2011 compared to the comparable six months of fiscal 2010. This increase in service revenue was substantially all within the Systems segment, reflecting an increase in royalty revenue from a large US defense program supplier which was approximately $1.6 million for the six months ended March 31, 2011, versus approximately $0.2 million for the six months ended March 31, 2010.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	March 31, 2011%		March 31, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$25,536	62%	$28,194	66%	$(2,658)	(9)%
Europe	13,647	33%	13,427	32%	220	2%
Asia	2,136	5%	961	2%	1,175	122%
Totals	$41,319	100%	$42,582	100%	$(1,263)	(3)%

The decrease in Americas revenue for the six months ended March 31, 2011 versus the six months ended March 31, 2010 was primarily the result of the changes in revenues described above in the Systems segment relating to product and services sales to US defense programs, which accounted for approximately $2.1 million of the decrease and the decreases in sales to customers in the Americas from the U.S. division of our Service and System Integration segment, which accounted for the remaining $0.5 million of the decrease.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment which accounted for approximately $0.7 million in increased sales to Europe, offset by decreases in sales to European customers of approximately $0.3 million and $0.2 million from the US and UK divisions of the Service and System Integration segment, respectively. The increase in Asia sales was the result of the increase in sales described above to our existing customer which supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2011:
Product	$995	$26,755	$27,750	85%
Services	137	4,655	4,792	15%
Total	$1,132	$31,410	$32,542	100%

% of Total	3%	97%	100%
% of Sales	27%	84%	79%
Gross Margins:
Product	56%	13%	16%
Services	93%	26%	41%
Total	73%	16%	21%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2010:
Product	$1,928	$27,648	$29,576	85%
Services	150	5,062	5,212	15%
Total	$2,078	$32,710	$34,788	100%

% of Total	6%	94%	100%
% of Sales	41%	87%	82%
Gross Margins:
Product	57%	12%	17%
Services	70%	20%	23%
Total	59%	13%	18%

Decrease
Product	$(933)	$(893)	$(1,826)	(6)%
Services	(13)	(407)	(420)	(8)%
Total	$(946)	$(1,300)	$(2,246)	(6)%

% Decrease	(46)%	(4)%	(6)%
% of Sales	(14)%	(3)%	(3)%
Gross Margins:
Product	(1)%	1%	(1)%
Services	23%	6%	18%
Total	14%	3%	3%

Total cost of sales decreased by approximately $2.2 million when comparing the six months ended March 31, 2011 versus the six months ended March 31, 2010.   This decrease in cost of sales of 6% overall, compares with a decrease in sales of 3%.  The primary reason that cost of sales decreased by a proportionally higher amount than the decrease in sales was due in large part to the fact that royalty revenue in the Systems segment increased by approximately $1.4 million. There is zero cost of sales on royalty revenue.  In addition, the sales mix in the Service and System Integration segment resulted in a greater decrease in cost of sales versus the decrease in sales, as shown in the tables above and described in more detail below.

Cost of sales in the Systems segment decreased by approximately $0.9 million, or 46%, when comparing the current year six month period versus the prior year six month period, while sales in the Systems segment also decreased by approximately $0.9 million, or 18%.   This proportionately larger decrease in cost of sales versus sales in the Systems segment was due to the fact that royalty revenue increased by $1.4 million. Royalty revenue carries no cost of sales.

Cost of sales in the Service and System Integration segment decreased by approximately $1.3 million, which is a 4% decrease when comparing the current year six months versus the prior year six months. While this trend is consistent with the decrease in sales over the prior year, the rate of decrease of 4% is greater than the rate of decrease in sales, which was 1%.  The reason for this is two-fold.  First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the six months ended March 31, 2011 versus the prior year six month period, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the six months ended March 31, 2011 was 21% compared to 18% for the six months ended March 31, 2010.  The gross margin in the Systems segment improved to 73% from 59% which was driven by the royalty revenue which is referred to above.  The gross margin in the Service and System Integration segment increased from 13% for the six months ended March 31, 2010 to 16% for the six months ended March 31, 2011.  This increase in gross profit margin for the Service and System Integration segment was due to the reasons described in the preceding paragraph.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2011 and 2010:

	For the Six Months Ended
	March 31, 2011	% of Total	March 31, 2010	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,018	100%	$902	100%	$116	13%
Service and System Integration	—	—%	—	—%	—	—%
Total	$1,018	100%	$902	100%	$116	13%

The increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the six months ended March 31, 2011 and 2010:

	For the Six Months Ended
	March 31, 2011	% of Total	March 31, 2010	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,788	27%	$1,904	29%	$(116)	(6)%
Service and System Integration	4,897	73%	4,564	71%	333	7%
Total	$6,685	100%	$6,468	100%	$217	3%

The decrease in selling, general and administrative (“SG&A”) expenses in the Systems segment displayed above was primarily due to lower commission expense resulting from lower sales in the segment.  In the Service and System Integration segment, SG&A expenses increased due to sales department headcount increases and increased expenses associated with company marketing events and trade show attendance and participation.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2011 and 2010:

	For the Six Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(43)	$(45)	$2
Interest income	16	18	(2)
Foreign exchange gain (loss)	8	(10)	18
Other income (expense), net	(3)	1	(4)
Total other expense, net	$(22)	$(36)	$14

Other income (expense), net, for the six month periods ended March 31, 2011 and 2010 was not significant nor was the change from the prior year six month period to that of the current year.

Overview of the three months ended March 31, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $4.7 million, or 20%, to $19.2 million for the three months ended March 31, 2011 versus $23.9 million for the three months ended March 31, 2010.

•
For the three months ended March 31, 2011, operating income was approximately $0.4 million versus operating income of approximately $1.6 million for the three months ended March 31, 2010, for a decrease of approximately $1.2 million, or 74%.

•
For the three months ended March 31, 2011, net income was approximately $0.3 million versus a net income of approximately $1.0 million for the three months ended March 31, 2010, for a decrease of approximately $0.7 million, or 71%.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2011 and 2010:

	March 31, 2011	% of sales	March 31, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$19,209	100%	$23,921	100%
Costs and expenses:
Cost of sales	14,960	78%	18,431	77%
Engineering and development	508	3%	430	2%
Selling, general and administrative	3,310	17%	3,411	14%
Total costs and expenses	18,778	98%	22,272	93%

Operating income	431	2%	1,649	7%
Other expense	(1)	—%	(16)	—%

Income before income taxes	430	2%	1,633	7%
Income tax expense	144	1%	644	3%
Net income	$286	1%	$989	4%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2011:
Product	$1,931	$13,795	$15,726	82%
Services	368	3,115	3,483	18%
Total	$2,299	$16,910	$19,209	100%
% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2010:
Product	$4,136	$16,415	$20,551	86%
Services	432	2,938	3,370	14%
Total	$4,568	$19,353	$23,921	100%
% of Total	19%	81%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(2,205)	$(2,620)	$(4,825)	(23)%
Services	(64)	177	113	3%
Total	$(2,269)	$(2,443)	$(4,712)	(20)%
% decrease	(50)%	(13)%	(20)%

As shown above, total revenues decreased by approximately $4.7 million, or 20%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Revenue in the Systems segment decreased for the current year three month period versus the prior year three month period by approximately $2.3 million, while revenues in the Service and System Integration segment decreased by approximately $2.4 million, resulting in the overall decrease of approximately $4.7 million.

Product revenues decreased by approximately $4.8 million, or 23% for the three months ended March 31, 2011 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $2.2 million and a decrease in product revenues in the Service and System Integration segment of approximately $2.6 million for the three month period ended March 31, 2011 versus the three month period ended March 31, 2010.

The decrease in product revenues in the Systems segment of $2.2 million was due to having shipped a large order in the three month period ended March 31, 2010, for approximately $3.6 million, consisting of two major systems, which was a follow on order for a major US defense program, that we began supplying to our customer in fiscal 2007.  No sales of this nature were made in the three month period ended March 31, 2011.  Offsetting this decrease, we realized an increase of approximately $1.3 million in product sales in the current year three month period versus the prior year three month period, to an existing customer that supplies the Japanese defense market.

The decrease in the Service and System Integration segment product sales of approximately $2.6 million was due primarily to a decrease in product sales in the U.S. division of the segment of $3.6 million, offset by an increase in this segment’s German division of approximately $1.0 million.

 In the US division, product sales to the two largest customers of the division, decreased by a total of approximately $3.6 million, which was primarily the result of a decrease in sales to our largest customer of $2.3 and a decrease in our second largest customer of approximately $1.2 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years, due to lost customers and a general leveling off of the size of their infrastructure.  In Germany, the $1.0 million increase was due primarily to increased sales to one of our largest telecommunications customers.

As shown in the table above, service revenues increased by approximately $0.1 million, or 3%.  The $0.1 million decrease in service revenue in the Systems segment was due to services provided in the prior year  in connection with the two large system sales referred to above, which did not recur in the three month period ended March 31, 2011.   In the Service and System Integration segment, the $0.2 million increase was from modest increases in service revenue in both the US and German divisions, of approximately $0.1 million in each of those two divisions.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	March 31, 2011%		March 31, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$10,227	53%	$17,066	72%	$(6,839)	(40)%
Europe	6,985	37%	6,287	26%	698	11%
Asia	1,997	10%	568	2%	1,429	252%
Totals	$19,209	100%	$23,921	100%	$(4,712)	(20)%

The decrease in Americas revenue for the three months ended March 31, 2011 versus the three months ended March 31, 2010 was primarily the result of the decreases described above in the Systems segment regarding our prior year shipment into a large US defense program and the decreases in sales from the US division of our Service and System Integration segment.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment. The increase in Asia sales was the result of the increase in sales described above to our existing customer that supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2011:
Product	$750	$11,707	$12,457	83%
Services	63	2,440	2,503	17%
Total	$813	$14,147	$14,960	100%

% of Total	5%	95%	100%
% of Sales	35%	84%	78%
Gross Margins:
Product	61%	15%	21%
Services	83%	22%	28%
Total	65%	16%	22%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2010:
Product	$1,584	$14,376	$15,960	87%
Services	102	2,369	2,471	13%
Total	$1,686	$16,745	$18,431	100%

% of Total	9%	91%	100%
% of Sales	37%	87%	77%
Gross Margins:
Product	62%	12%	22%
Services	76%	19%	27%
Total	63%	13%	23%

Increase (decrease)
Product	$(834)	$(2,669)	$(3,503)	(22)%
Services	(39)	71	32	1%
Total	$(873)	$(2,598)	$(3,471)	(19)%

% Decrease	(52)%	(16)%	(19)%
% of Sales	(2)%	(3)%	1%
Gross Margins:
Product	(1)%	3%	(1)%
Services	7%	3%	1%
Total	2%	3%	(1)%

Total cost of sales decreased by approximately $3.5 million when comparing the three months ended March 31, 2011 versus the three months ended March 31, 2010.   This decrease in cost of sales of 19% overall, is consistent with the decrease in sales of 20% overall, as described previously.  The resulting lower profit margin of 22% for the three months ended March 31, 2011 versus 23% for 2010, from the slightly smaller proportionate decrease in costs of sales versus sales, was due in large part because in the fiscal 2011 quarter ended March 31, a lower percentage of sales were derived from the Systems segment (12%) versus the prior year quarter ended March 31 (19%).  The Systems segment typically experiences gross profit margins that are four to five times greater than gross profit margins in the Service and System Integration segment.

In analyzing the gross profit margins by segment, the service gross margin in the Systems segment for the three months ended March 31, 2011 versus the prior year three month period increased to 83% from 76%.  This was due to the fact that a greater proportion of the service sales in this segment were from higher margin services such as repairs and maintenance versus the prior year, which contained more labor intensive professional services.

In the Service and System Integration segment, the improvement in the gross profit margin from 13% to 16% was due to a better mix of sales of  higher margin networking products, higher value services being delivered and smaller deal size in the current year three month period ended March 31 versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	% of Total	March 31, 2010	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$508	100%	$430	100%	$78	18%
Service and System Integration	—	—%	—	—%	—	—%
Total	$508	100%	$430	100%	$78	18%

The increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	% of Total	March 31, 2010	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$906	27%	$1,020	30%	$(114)	(11)%
Service and System Integration	2,404	73%	2,391	70%	13	1%
Total	$3,310	100%	$3,411	100%	$(101)	(3)%

The decrease in selling, general and administrative (“SG&A”) expenses displayed above was primarily due to lower commission expense in the Systems segment associated with the lower sales for the three month period ended March 31, 2011 versus the three month period ended March 31, 2010.

 Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(22)	$1
Interest income	9	7	2
Foreign exchange gain (loss)	12	(3)	15
Other income (expense), net	(1)	2	(3)
Total other expense, net	$(1)	$(16)	$15

Other income (expense), net, for the three month periods ended March 31, 2011 and 2010 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded an income tax provision of approximately $0.1 million for the quarter ended March 31, 2011 reflecting an effective income tax rate of 33% compared to an income tax provision of approximately $0.6 million for the quarter ended March 31, 2010, which reflected an effective income tax rate of 39%.  For the six months ended March 31, 2011, the Company recorded an income tax provision of approximately $0.4 million reflecting an effective income tax rate of 36% compared to an income tax provision of approximately $0.1 million for the six months ended March 31, 2010, which also reflected an effective income tax rate of 36%.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount that we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2011 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $1.1 million to $14.4 million as of March 31, 2011 from $15.5 million as of September 30, 2010. At March 31, 2011, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant sources of cash for the six months ended March 31, 2011 were net income of approximately $0.7 million, an increase in accounts payable and accrued expenses of approximately $0.4 million and an increase in deferred revenue of approximately $0.5 million.  The significant uses of cash during the period were an increase in inventory of approximately $2.4 million, and the repurchase of CSPI common stock of $0.4 million.

As of  March 31, 2011 and September 30, 2010, cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.3 million and $6.0 million, respectively. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash generated from operations and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the six months ended March 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2010	7,940	$4.53	7,940
November 1-30, 2010	9,500	$4.52	9,500
December 1-31, 2010	28,221	$3.98	28,221
January 1-31, 2011	44,393	$3.98	44,393
February 1-28, 2011	3,543	$4.01	3,543
March 1-31, 2011	3,000	$4.20	3,000
Total	96,597	$4.09	96,597	297,959

(1)
All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 12 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company’s outstanding common stock at market price.

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

CSP INC.

Date: May 9, 2011	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 9, 2011	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002