Form 10-Q
period 2011-06-30
CSP INC /MA/
filed 2011-08-09
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-10843
_____________________
CSP Inc.
(Exact name of Registrant as specified in its Charter)
_____________________

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

43 Manning Road
Billerica, Massachusetts 01821-3901
(978) 663-7598
(Address and telephone number of principal executive offices)
_____________________

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

As of July 28, 2011, the registrant had 3,473,222 shares of common stock issued and outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	3

	Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2011 and 2010	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended June 30, 2011	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,482	$15,531
Accounts receivable, net of allowances of $277 and $288	10,318	12,190
Inventories	5,586	5,862
Refundable income taxes	334	721
Deferred income taxes	126	124
Other current assets	2,054	1,523
Total current assets	35,900	35,951
Property, equipment and improvements, net	873	873

Other assets:
Intangibles, net	602	687
Deferred income taxes	918	880
Cash surrender value of life insurance	2,888	2,689
Other assets	249	299
Total other assets	4,657	4,555
Total assets	$41,430	$41,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,978	$10,049
Deferred revenue	3,348	3,078
Pension and retirement plans	708	441
Income taxes payable	239	380
Total current liabilities	13,273	13,948
Pension and retirement plans	9,010	8,928
Capital lease obligation	25	24
Other long term liabilities	271	-
Total liabilities	22,579	22,900

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,473 and 3,520 shares, respectively	35	35
Additional paid-in capital	11,035	11,280
Retained earnings	12,977	12,516
Accumulated other comprehensive loss	(5,196)	(5,352)
Total shareholders’ equity	18,851	18,479
Total liabilities and shareholders’ equity	$41,430	$41,379

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales:
Product	$16,416	$23,753	$49,566	$59,549
Services	3,265	4,815	11,434	11,601
Total sales	19,681	28,568	61,000	71,150

Cost of sales:
Product	13,690	21,153	41,440	50,729
Services	2,370	2,519	7,162	7,731
Total cost of sales	16,060	23,672	48,602	58,460

Gross profit	3,621	4,896	12,398	12,690

Operating expenses:
Engineering and development	442	498	1,460	1,401
Selling, general and administrative	3,450	3,740	10,135	10,207
Total operating expenses	3,892	4,238	11,595	11,608

Operating income (loss)	(271)	658	803	1,082

Other income (expense):
Foreign exchange gain (loss)	(9)	(6)	-	(16)
Other income (expense), net	(24)	(4)	(55)	(30)
Net other income (expense)	(33)	(10)	(55)	(46)
Income (loss) before income taxes	(304)	648	748	1,036
Income tax expense (benefit)	(90)	27	287	168
Net income (loss)	$(214)	$621	$461	$868
Net income (loss) attributable to common shareholders	$(211)	$614	$455	$860
Net income (loss) per share – basic	$(0.06)	$0.17	$0.13	$0.24
Weighted average shares outstanding – basic	3,428	3,548	3,446	3,545
Net income (loss) per share – diluted	$(0.06)	$0.17	$0.13	$0.24
Weighted average shares outstanding – diluted	3,428	3,574	3,485	3,574

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2011
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income
Balance as of September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479
Comprehensive income (loss):
Net income	—	—	—	461	—	461	$461
Other comprehensive income:
Effect of foreign currency translation	—	—	—	—	156	156	156
Total comprehensive income							$617
Stock-based compensation	—	—	54	—	—	54
Issuance of shares under employee stock purchase plan	25	—	74	—	—	74
Restricted stock shares issued	37	1	74	—	—	75
Purchase of common stock	(109)	(1)	(447)	—	—	(448)

Balance as of June 30, 2011	3,473	$35	$11,035	$12,977	$(5,196)	$18,851

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$461	$868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	295
Amortization of intangibles	85	85
Loss on disposal of fixed assets, net	3	1
Foreign exchange loss (gain)	―	16
Non-cash changes in accounts receivable	(12)	8
Stock-based compensation expense on stock options and restricted stock awards	129	166
Deferred income taxes	―	(153)
Increase in cash surrender value of life insurance	(59)	(60)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,212	(4,819)
(Increase) decrease in inventories	295	(1,281)
(Increase) decrease in refundable income taxes	410	(46)
(Increase) decrease in other current assets	(449)	132
Decrease in other assets	54	10
Increase (decrease) in accounts payable and accrued expenses	(1,322)	4,959
Increase in deferred revenue	149	180
Increase in pension and retirement plans liability	58	159
Increase (decrease) in income taxes payable	(143)	252
Increase (decrease) in other long term liabilities	271	(309)
Net cash provided by operating activities	2,419	463

Cash flows from investing activities:
Purchase of investments	-	(1,100)
Life insurance premiums paid	(140)	(121)
Purchases of property, equipment and improvements	(249)	(288)

Net cash used in investing activities	(389)	(1,509)

Cash flows from financing activities:
Proceeds from issuance of shares under employee stock purchase plan	74	113
Purchase of common stock	(448)	(122)
Net cash used in financing activities	(374)	(9)
Effects of exchange rate on cash	295	(1,143)
Net increase (decrease) in cash and cash equivalents	1,951	(2,198)
Cash and cash equivalents, beginning of period	15,531	18,904
Cash and cash equivalents, end of period	$17,482	$16,706

Supplementary cash flow information:
Cash paid for income taxes	$267	$404

Cash paid for interest	$85	$89

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Amounts in thousands, except per share data)
Net income (loss)	$(214)	$621	$461	$868
Less: Net income (loss) attributable to nonvested common stock	(3)	7	6	8
Net income (loss) attributable to common stockholders	(211)	614	455	860
Weighted average total shares outstanding – basic	3,484	3,588	3,497	3,578
Less: weighted average non-vested shares outstanding	(56)	(40)	(51)	(33)
Weighted average number of common shares outstanding – basic	3,428	3,548	3,446	3,545
Potential common shares from non-vested stock awards and the assumed exercise of stock options	―	26	39	29
Weighted average common shares outstanding – diluted	3,428	3,574	3,485	3,574
Net income (loss) per share – basic	$(0.06)	$0.17	$0.13	$0.24
Net income (loss) per share – diluted	$(0.06)	$0.17	$0.13	$0.24

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three and nine months ended June 30, 2011, 247,000 and 205,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.           Inventories

Inventories consist of the following:

	June 30, 2011	September 30, 2010
	(Amounts in thousands)
Raw materials	$966	$1,029
Work-in-process	948	439
Finished goods	3,672	4,394
Total	$5,586	$5,862

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $1.7 million and $2.4 million as of June 30, 2011 and September 30, 2010, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.2 million and $4.1 million as of June 30, 2011 and September 30, 2010, respectively.

5.	Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Amounts in thousands)
Net income (loss)	$(214)	$621	$461	$868
Effect of foreign currency translation	115	(297)	156	(653)
Comprehensive income (loss)	$(99)	$324	$617	$215

 The components of Accumulated Other Comprehensive Loss are as follows:

	June 30, 2011	September 30, 2010
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(1,977)	$(2,133)
Additional minimum pension liability	(3,219)	(3,219)
Accumulated Other Comprehensive Loss	$(5,196)	$(5,352)

6.           Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for fiscal years 2009, 2010 and for the nine months ended June 30, 2011.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$3	$21	$14	$2	$16
Interest cost	176	25	201	159	29	188
Expected return on plan assets	(128)	—	(128)	(106)	—	(106)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	18	7	25	10	8	18
Net periodic benefit cost	$84	$35	$119	$77	$39	$116

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net gain	—	12	12	—	16	16
Net periodic benefit cost	$—	$34	$34	$—	$38	$38

	For the Nine Months Ended June 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$54	$8	$62	$44	$7	$51
Interest cost	518	74	592	504	87	591
Expected return on plan assets	(379)	—	(379)	(333)	—	(333)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	52	23	75	33	22	55
Net periodic benefit cost	$245	$105	$350	$248	$116	$364

Post Retirement:
Service cost	$—	$15	$15	$—	$14	$14
Interest cost	—	51	51	—	52	52
Amortization of net gain	—	35	35	—	48	48
Net periodic benefit cost	$—	$101	$101	$—	$114	$114

7.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$1,323	$3,996	$68	$11,029	$15,093	$16,416
Service	152	2,151	347	615	3,113	3,265
Total sales	1,475	6,147	415	11,644	18,206	19,681
Profit (loss) from operations	(810)	63	15	461	539	(271)
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	10	12	9	7	28	38
Depreciation and amortization	24	46	7	46	99	123

2010
Sales:
Product	$313	$2,801	$-	$20,639	$23,440	$23,753
Service	1,741	1,787	356	931	3,074	4,815
Total sales	2,054	4,588	356	21,570	26,514	28,568
Profit (loss) from operations	55	(159)	(35)	797	603	658
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	10	58	15	33	106	116
Depreciation and amortization	27	37	7	52	96	123

		Service and System Integration Segment
Nine Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$3,563	$12,556	$140	$33,307	$46,003	$49,566
Service	2,036	6,506	1,043	1,849	9,398	11,434
Total sales	5,599	19,062	1,183	35,156	55,401	61,000
Profit (loss) from operations	(624)	213	-	1,214	1,427	803
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	142	59	12	36	107	249
Depreciation and amortization	66	138	21	137	296	362

2010
Sales:
Product	$4,842	$10,500	$49	$44,158	$54,707	$59,549
Service	2,234	6,282	1,201	1,884	9,367	11,601
Total sales	7,076	16,782	1,250	46,042	64,074	71,150
Profit from operations	191	(111)	(21)	1,023	891	1,082
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	25	193	24	46	263	288
Depreciation and amortization	90	116	20	154	290	380

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2011 and 2010.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Vodafone	$1.5	8%	$1.1	4%	$6.6	11%	$6.0	8%
Verio	$4.7	24%	$9.8	34%	$9.5	16%	$17.6	25%
Atos	$2.2	11%	$0.5	2%	$4.5	7%	$2.3	3%

8.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of June 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,491	$—	$—	$3,491	$—
Total assets measured at fair value	$3,491	$—	$—	$3,491	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of June 30, 2011 or September 30, 2010. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2011 or September 30, 2010.

9.           Common Stock Repurchase

On February 3, 2009, the Board of Directors (the “Board”) authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. As of September 30, 2010, there remained approximately 145 thousand shares pursuant to this authorization.  On February 8, 2011, the Board authorized the Company to purchase up to 250 thousand additional shares of the Company’s outstanding common stock at market price.  Pursuant to this and the prior authorization by the Board, the Company repurchased approximately 109 thousand shares of its outstanding common stock during the nine months ended June 30, 2011.  As of June 30, 2011, approximately 286 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

10.	Income Taxes

We follow the applicable accounting provisions which clarify the accounting for uncertainty in income tax positions. These provisions require us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.

As of June 30, 2011, the total amount of uncertain tax liabilities was $271 thousand, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010
	(Amounts in thousands)
Beginning balance	$—	$326
Increases in tax positions in the current year	271	—
Settlements	—	—
Lapse in statute of limitations	—	(302)
Accrued penalties and interest	—	8
Balance, end of period	$271	$32

	Nine months ended June 30, 2011	Nine months ended June 30, 2010
	(Amounts in thousands)
Balance, beginning of year	$—	$326
Increases in tax positions in the current year	271	—
Settlements	—	—
Lapse in statute of limitations	—	(302)
Accrued penalties and interest	—	8
Balance, end of period	$271	$32

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions.  The Internal Revenue Service has completed an examination of fiscal year 2007, which did not result in any tax adjustment relating to our uncertain tax positions.  The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2006 through 2010, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

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

Results of Operations

Overview of the nine months ended June 30, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $10.2 million, or 14%, to $61.0 million for the nine months ended June 30, 2011 versus $71.2 million for the nine months ended June 30, 2010.

•	For the nine months ended June 30, 2011, operating income was approximately $0.8 million versus operating income of approximately $1.1 million for the nine months ended June 30, 2010.

•	For the nine months ended June 30, 2011, net income was approximately $0.5 million versus net income of approximately $0.9 million for the nine months ended June 30, 2010.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2011 and 2010:

	June 30, 2011	% of sales	June 30, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$61,000	100%	$71,150	100%
Costs and expenses:
Cost of sales	48,602	80%	58,460	82%
Engineering and development	1,460	2%	1,401	2%
Selling, general and administrative	10,135	17%	10,207	14%
Total costs and expenses	60,197	99%	70,068	98%
Operating income	803	1%	1,082	2%
Other expense	(55)	—%	(46)	—%
Income before income taxes	748	1%	1,036	2%
Income tax expense	287	—%	168	—%
Net income	$461	1%	$868	1%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2011:
Product	$3,563	$46,003	$49,566	81%
Services	2,036	9,398	11,434	19%
Total	$5,599	$55,401	$61,000	100%
% of Total	9%	91%	100%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2010:
Product	$4,842	$54,707	$59,549	84%
Services	2,234	9,367	11,601	16%
Total	$7,076	$64,074	$71,150	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$(1,279)	$(8,704)	$(9,983)	(17)%
Services	(198)	31	(167)	(1)%
Total	$(1,477)	$(8,673)	$(10,150)	(14)%
% decrease	(21)%	(14)%	(14)%

As shown above, total revenues decreased by approximately $10.2 million, or 14%, for the nine months ended June 30, 2011 compared to the same period of fiscal year 2010. Revenues in the Systems segment decreased for the current year nine month period versus the prior year nine month period by approximately $1.5 million, while revenues in the Service and System Integration segment decreased by approximately $8.7 million, resulting in the overall decrease of approximately $10.2 million.

Product revenues decreased by approximately $10.0 million, or 17%, for the nine months ended June 30, 2011 compared to the comparable period of fiscal 2010. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $1.3 million over the prior year nine months, and a decrease in product revenues in the Service and System Integration segment of approximately $8.7 million versus the prior year nine months.

The decrease in product revenues in the Systems segment of $1.3 million was due to having shipped a large order in the nine month period ended June 30, 2010, for approximately $3.6 million, consisting of two major systems, which was a follow on order for a major US defense program, that we began supplying to one of our customers in fiscal 2007.  No sales of this nature were made in the nine  month period ended June 30, 2011.  Offsetting this decrease, we realized an increase of approximately $1.3 million in product sales in the current year nine month period versus the prior year nine month period, to an existing customer that supplies equipment to the Japanese defense market, and increases in product sales to two other customers that supply US defense programs, of $1.1 million.

The decrease in the Service and System Integration segment product sales of approximately $8.7 million was due to a decrease in product sales in the U.S. division of the segment of approximately $10.8 million, offset by an increase in this segment’s German division of approximately $2.1 million.

 In the US division, product sales to our two largest customers decreased by a total of approximately $10.9 million, consisting of a decrease in sales to our largest customer of approximately $8.0 million and a decrease in product sales to our second largest customer of approximately $2.9 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure.  In Germany, sales volume was up $1.9 million in constant dollars versus the prior year. This constant dollar increase in sales was due primarily to an increase in sales to one of our largest systems integration customers. The remainder of the increases in sales was due to the favorable impact of currency fluctuation of approximately $0.2 million affecting a weaker US dollar versus the Euro for the nine months ended June 30, 2011 versus 2010.

As shown in the table above, service revenues decreased by approximately $0.2 million for the nine months ended June 30, 2011 compared to the comparable nine months of fiscal 2010. This decrease in service revenue was substantially all within the Systems segment, reflecting a decrease in royalty revenue from a large US defense program supplier.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$38,373	63%	$51,582	73%	$(13,209)	(26)%
Europe	20,215	33%	18,548	26%	1,667	9%
Asia	2,412	4%	1,020	1%	1,392	137%
Totals	$61,000	100%	$71,150	100%	$(10,150)	(14)%

The decrease in Americas revenue for the nine months ended June 30, 2011 versus the nine months ended June 30, 2010 was primarily the result of the changes in revenues described above in the Systems segment relating to product and services sales to US defense programs, which accounted for approximately $2.9 million of the decrease and the decreases in sales to customers in the Americas from the U.S. division of our Service and System Integration segment, which accounted for the remaining $10.2 million of the decrease.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment which accounted for approximately $2.3 million in increased sales to Europe, offset by decreases in sales to European customers of approximately $0.5 million and $0.1 million from the US and UK divisions of the Service and System Integration segment, respectively. The increase in Asia sales was the result of the increase in sales described above to our existing customer which supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2011:
Product	$1,614	$39,826	$41,440	85%
Services	239	6,923	7,162	15%
Total	$1,853	$46,749	$48,602	100%
% of Total	4%	96%	100%
% of Sales	33%	84%	80%
Gross Margins:
Product	55%	13%	16%
Services	88%	26%	37%
Total	67%	16%	20%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2010:
Product	$2,216	$48,513	$50,729	87%
Services	267	7,464	7,731	13%
Total	$2,483	$55,977	$58,460	100%
% of Total	4%	96%	100%
% of Sales	35%	87%	82%
Gross Margins:
Product	54%	11%	15%
Services	88%	20%	33%
Total	65%	13%	18%

Decrease
Product	$(602)	$(8,687)	$(9,289)	(18)%
Services	(28)	(541)	(569)	(7)%
Total	$(630)	$(9,228)	$(9,858)	(17)%
% Decrease	(25)%	(16)%	(17)%
% of Sales	(2)%	(3)%	(2)%
Gross Margins:
Product	1%	2%	1%
Services	-%	6%	4%
Total	2%	3%	2%

Total cost of sales decreased by approximately $9.9 million when comparing the nine months ended June 30, 2011 versus the nine months ended June 30, 2010.   This decrease in cost of sales of 17% overall, compares with a decrease in sales of 14%.

Cost of sales in the Systems segment decreased by approximately $0.6 million, or 25%, when comparing the current year nine month period versus the prior year nine month period, while sales in the Systems segment decreased by approximately $1.5 million, or 21%.   This proportionately larger decrease in cost of sales versus sales in the Systems segment was because overall sales were lower in the current year nine month period versus the prior year three month period, and although royalty revenue was approximately $1.9 million in the prior year period versus $1.6 million in the current year period, royalty revenue made up a greater proportion of total revenue in the current year nine-month period, resulting in the increased gross profit margin reflected above.

Cost of sales in the Service and System Integration segment decreased by approximately $9.2 million, which is a 16% decrease when comparing the current year nine months versus the prior year nine months. While this trend is relatively consistent with the decrease in sales over the prior year, the rate of decrease of 16% is greater than the rate of decrease in sales, which was 14%.  The reason for this is two-fold.  First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the nine months ended June 30, 2011 versus the prior year nine-month period, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the nine months ended June 30, 2011 was 20% compared to 18% for the nine months ended June 30, 2010.  The gross margin in the Systems segment improved to 67% from 65% as described above.  The gross margin in the Service and System Integration segment increased from 13% for the nine months ended June 30, 2010 to 16% for the nine months ended June 30, 2011.  This increase in gross profit margin for the Service and System Integration segment was also due to the reasons described in the preceding paragraph.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2011 and 2010:

	For the Nine Months Ended
	June 30, 2011	% of Total	June 30, 2010	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,460	100%	$1,401	100%	$59	4%
Service and System Integration	—	—%	—	—%	—	—%
Total	$1,460	100%	$1,401	100%	$59	4%

The increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative expense by operating segment for the nine months ended June 30, 2011 and 2010:

	For the Nine Months Ended
	June 30, 2011	% of Total	June 30, 2010	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,910	29%	$2,976	29%	$(66)	(2)%
Service and System Integration	7,225	71%	7,231	71%	(6)	-%
Total	$10,135	100%	$10,207	100%	$(72)	(1)%

The decrease in selling, general and administrative (“SG&A”) expenses in the Systems segment displayed above was primarily due to lower commission and bonus expense of approximately $0.1 million resulting from lower gross profit and net earnings in the segment.  In addition, audit fees were lower in the current year nine-month period by approximately $0.1 million because the prior year included charges for additional work, which was not required in the current year nine-month period.  Offsetting these decreases, legal expense increased by approximately $0.1 million in connection with a government investigation of a third party.  The Company received a subpoena to produce documents in connection with this matter.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2011 and 2010:

	For the Nine Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(64)	$(68)	$4
Interest income	27	38	(11)
Foreign exchange loss	-	(16)	16
Other expense, net	(18)	-	(18)
Total other expense, net	$(55)	$(46)	$(9)

Other income (expense), net, for the nine month periods ended June 30, 2011 and 2010 was not significant nor was the change from the prior year nine month period to that of the current year.

Overview of the three months ended June 30, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $8.9 million, or 31%, to $19.7 million for the three months ended June 30, 2011 versus $28.6 million for the three months ended June 30, 2010.

•
For the three months ended June 30, 2011, we had an operating loss of approximately $0.3 million versus operating income of approximately $0.7 million for the three months ended June 30, 2010, for a decrease of approximately $1.0 million, or 141% in our operating result.

•
For the three months ended June 30, 2011, we had a net loss of approximately $0.2 million versus net income of approximately $0.6 million for the three months ended June 30, 2010, for a decrease of approximately $0.8 million, or 134%.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2011 and 2010:

	June 30, 2011	% of sales	June 30, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$19,681	100%	$28,568	100%
Costs and expenses:
Cost of sales	16,060	82%	23,672	83%
Engineering and development	442	2%	498	2%
Selling, general and administrative	3,450	17%	3,740	13%
Total costs and expenses	19,952	101%	27,910	98%
Operating income	(271)	(1)%	658	2%
Other expense	(33)	—%	(10)	—%
Income (loss) before income taxes	(304)	(1)%	648	2%
Income tax expense (benefit)	(90)	—%	27	—%
Net income (loss)	$(214)	(1)%	$621	2%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2011:
Product	$1,323	$15,093	$16,416	83%
Services	152	3,113	3,265	17%
Total	$1,475	$18,206	$19,681	100%
% of Total	7%	93%	100%
	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2010:
Product	$313	$23,440	$23,753	83%
Services	1,741	3,074	4,815	17%
Total	$2,054	$26,514	$28,568	100%
% of Total	7%	93%	100%
	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$1,010	$(8,347)	$(7,337)	(31)%
Services	(1,589)	39	(1,550)	(32)%
Total	$(579)	$(8,308)	$(8,887)	(31)%
% decrease	(28)%	(31)%	(31)%

As shown above, total revenues decreased by approximately $8.9 million, or 31%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Revenue in the Systems segment decreased for the current year three month period versus the prior year three month period by approximately $0.6 million, while revenues in the Service and System Integration segment decreased by approximately $8.3 million, resulting in the overall decrease of approximately $8.9 million.

Product revenues decreased by approximately $7.3 million, or 31% for the three months ended June 30, 2011 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of a decrease in product revenues in the Service and System Integration segment of approximately $8.3 million and an offsetting increase in product revenues in the Systems segment of approximately $1.0 million for the three month period ended June 30, 2011 versus the three month period ended June 30, 2010.

The increase in product revenues in the Systems segment of approximately $1.0 million was from the sale of parts, components and spares into existing programs for both US and Japanese defense department customers.

The decrease in the Service and System Integration segment product sales of approximately $8.3 million was due primarily to a decrease in product sales in the U.S. division of the segment of $9.6 million, offset by an increase in this segment’s German division of approximately $1.2 million.

 In the US division, product sales to the two largest customers of the division, decreased by a total of approximately $6.2 million. The decrease in sales to our largest customer was $5.4 million and a decrease in sales to our second largest customer was approximately $0.7 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years, due to lost customers and a general leveling off of the size of their infrastructure.  In addition, sales to a large hotel for the build out of its unified communications network of $1.6 million, in the quarter ended June 30, 2010, did not recur in 2011. We also had a decrease in sales to a large law firm customer of approximately $0.5 million.  Decreases in sales to other customers made up for the remaining $1.3 million difference.

In Germany, the $1.2 million increase was due to the favorable foreign currency exchange fluctuation from the weaker US dollar versus the Euro in the three months ended June 30, 2011 versus June 30, 2010, which accounted for $0.6 million of the increase.  The remaining $0.6 million increase in sales was due primarily to higher sales volume to our large systems integrator customer, which Modcomp Germany supplies as a subcontractor.

As shown in the table above, service revenues decreased by approximately $1.6 million, or 32%.  This decrease which all occurred within the Systems segment was entirely the result of royalty revenues from a large US defense contractor which we received in the three months ended June 30, 2010.  We realized a similar amount of royalty revenue during the first half of fiscal 2011, however we did not realize any royalty revenue in the three month period ended June 30, 2011.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$12,836	65%	$23,388	82%	$(10,552)	(45)%
Europe	6,568	33%	5,122	18%	1,446	28%
Asia	277	2%	58	-%	219	378%
Totals	$19,681	100%	$28,568	100%	$(8,887)	(31)%

The decrease in Americas revenue for the three months ended June 30, 2011 versus the three months ended June 30, 2010 was primarily the result of the decreases described above in the Systems segment and the US division of the Service and System Integration segment.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment. The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2011:
Product	$619	$13,071	$13,690	85%
Services	102	2,268	2,370	15%
Total	$721	$15,339	$16,060	100%
% of Total	4%	96%	100%
% of Sales	49%	84%	82%
Gross Margins:
Product	53%	13%	17%
Services	33%	27%	27%
Total	51%	16%	18%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2010:
Product	$288	$20,865	$21,153	89%
Services	117	2,402	2,519	11%
Total	$405	$23,267	$23,672	100%
% of Total	2%	98%	100%
% of Sales	20%	88%	83%
Gross Margins:
Product	8%	11%	11%
Services	93%	22%	48%
Total	80%	12%	17%

Increase (decrease)
Product	$331	$(7,794)	$(7,463)	(35)%
Services	(15)	(134)	(149)	(6)%
Total	$316	$(7,928)	$(7,612)	(32)%
% Increase (decrease)	78%	(34)%	(32)%
% of Sales	29%	(4)%	(1)%
Gross Margins:
Product	45%	2%	6%
Services	(60)%	5%	(21)%
Total	(29)%	4%	1%

Total cost of sales decreased by approximately $7.6 million when comparing the three months ended June 30, 2011 versus the three months ended June 30, 2010.   This decrease in cost of sales of 32% overall, is consistent with the decrease in sales of 31% overall, as described previously.  The resulting higher profit margin of 18% for the three months ended June 30, 2011 versus 17% for 2010, was due to several factors.

In analyzing the gross profit margins by segment, the service gross margin in the Systems segment for the three months ended June 30, 2011 versus the prior year three month period decreased significantly to 33% from 93%.  This was due to the fact that a large portion (92%) of the Systems segment service revenue in the three months ended June 30, 2010, was royalty revenue which carries a 100% gross margin, whereas the current year quarter Systems segment service revenue was from services such as repairs and maintenance which are  more labor intensive professional services.  The gross margin for product revenue in the Systems segment increased by 45 percentage points, which was due to the very low volume of product sales for the quarter ended June 30, 2010, with approximately the same level of fixed expenses in cost of sales which resulted in the low margin in the prior year quarter.

In the Service and System Integration segment, the improvement in the gross profit margin from 12% to 16% was due to a better mix of sales of higher margin networking products, higher value services being delivered and smaller deal size in the current year three month period ended June 30 versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	% of Total	June 30, 2010	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$442	100%	$498	100%	$(56)	(11)%
Service and System Integration	—	—%	—	—%	—	—%
Total	$442	100%	$498	100%	$(56)	(11)%

The decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	% of Total	June 30, 2010	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,122	33%	$1,073	29%	$49	5%
Service and System Integration	2,328	67%	2,667	71%	(339)	(13)%
Total	$3,450	100%	$3,740	100%	$(290)	(8)%

The increase in SG&A expense in the Systems segment was primarily the result of an increase in legal expenses of approximately $0.1 million in connection with a government investigation of a third party.  The Company received a subpoena to produce documents in connection with this matter.

The decrease in SG&A expenses in the Service and System Integration segment was primarily in the US division of the segment and was due to a decrease in commission expense of approximately $0.2 million because of lower gross profit, and a decrease in sales salaries and wages of approximately $0.1 million from lower headcount.

 Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(22)	$1
Interest income	11	20	(9)
Foreign exchange gain (loss)	(9)	(6)	(3)
Other income (expense), net	(14)	(2)	(12)
Total other expense, net	$(33)	$(10)	$(23)

Other income (expense), net, for the three month periods ended June 30, 2011 and 2010 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded an income tax benefit of approximately $0.1 million for the quarter ended June 30, 2011 reflecting an effective income tax rate of 30% compared to an income tax provision of approximately $0.03 million for the quarter ended June 30, 2010, which reflected an effective income tax rate of 4%.  For the nine months ended June 30, 2011, the Company recorded an income tax provision of approximately $0.3 million reflecting an effective income tax rate of 38% compared to an income tax provision of approximately $0.2 million for the nine months ended June 30, 2010, which reflected an effective income tax rate of 16%.  The effective tax rates for the three and nine months ended June 30, 2010, were impacted favorably by the de-recognition of a liability of approximately $302 thousand for an unrecognized tax benefit, which the company had recorded pursuant to accounting principles regarding uncertain tax positions.  This de-recognition was the result of the lapsing of the statute of limitations and the completion of an audit by the Internal Revenue Service, which did not result in any adjustment related to the uncertain tax position. The Company recorded an additional liability for an uncertain tax position related to research and development credits which did not meet the more-likely-than-not threshold for recognition of approximately $0.3 million during the three months ended June 30, 2011.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $2.0 million to $17.5 million as of June 30, 2011 from $15.5 million as of September 30, 2010. At June 30, 2011, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant sources of cash for the nine months ended June 30, 2011 were net income of approximately $0.5 million, a decrease in accounts receivable of approximately $2.2 million, decrease in refundable income taxes of approximately $0.4 million, decrease in inventories of approximately $0.3 million, depreciation and amortization of approximately $0.4 million and the effects foreign currency translation of approximately $0.3 million.  The significant uses of cash during the period were the repurchase of CSPI common stock of approximately $0.4 million, decrease in accounts payable and accrued expenses of approximately $1.3 million, increase in other assets of approximately $0.4 million and the purchase of property, plant and equipment for approximately $0.2 million.

As of June 30, 2011 and September 30, 2010, cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $8.6 million and $6.0 million, respectively. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the nine months ended June 30, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2010	7,940	$4.53	7,940
November 1-30, 2010	9,500	$4.52	9,500
December 1-31, 2010	28,221	$3.98	28,221
January 1-31, 2011	44,393	$3.98	44,393
February 1-28, 2011	3,543	$4.01	3,543
March 1-31, 2011	3,000	$4.20	3,000
April 1-30, 2011	-	$-	-
May 1-31, 2011	4,145	$4.47	4,145
June 1-30, 2011	8,692	$4.36	8,692
Total	109,434	$4.12	109,434	285,122
__________________
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

Item 6.	Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010, (c) our Consolidated Statement of Shareholders’ Equity for the Nine Months Ended June 30, 2011, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 and (e) the Notes to such Consolidated Financial Statements.

 _______________________
*Filed Herewith

`SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 9, 2011	By:	/s/Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 9, 2011	By:	/s/Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010, (c) our Consolidated Statement of Shareholders’ Equity for the Nine Months Ended June 30, 2011, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 and (e) the Notes to such Consolidated Financial Statements.

_______________________
*Filed Herewith