Form 10-K
period 2011-09-30
CSP INC /MA/
filed 2012-01-13
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was  $17,938,843 based on the closing sale price of $4.58 as reported on the Nasdaq Global Market.

As of January 9, 2012, we had outstanding 3,396,154 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2011.

Note: Items 1B, 6 and 7A are not required for smaller reporting companies and therefore not furnished.

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, CSP Inc.:

1.	Restates its Consolidated Statement of Operations for the year ended September 30, 2010, and the related disclosures in Notes to Consolidated Financial Statements; and
2.	Restates its Unaudited Quarterly Statements of Operations for the first three quarters in the year ended September 30, 2011;

Background on the Restatement

As previously disclosed in the Company’s press release dated December 14, 2011 the Company announced that it was postponing its fourth quarter and fiscal-year 2011 financial results announcement and related conference call originally scheduled for Wednesday, December 14, 2011, because the Company and its independent accounting firm required additional time to complete the review and audit of the Company’s fiscal 2011 financial results.

In the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 6, 2012, as amended by Form 8-K/A filed January 11, 2012, the Company announced that the Audit Committee of its Board of Directors, upon the recommendation of management, had determined that its previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and its Quarterly Reports on Forms 10-Q for the quarters ended December 31, 2010,  March 31, 2011 and June 30, 2011, should no longer be relied upon as a result of the re-evaluation of certain technical accounting guidance affecting the classification of revenues and costs of revenues.

The restatements of the financial statements referred to above resulted from the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor for the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition as the gross sales value of the services. In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been included as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.

The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity.

The adjustments made as a result of the restatement are more fully discussed in Note 16, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A, Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2010 have not been and will not be amended.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for those periods ended prior to December 31, 2010 and any earnings releases or other communications relating to those periods. The Company will file amendments to the Forms 10-Q for the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011 no later than March 2, 2012.

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

•
The Systems segment consists primarily of CSPI’s MultiComputer Division (the “MultiComputer Division”) which designs and manufactures commercial high-performance computer signal processing systems for a variety of complex real time applications in defense and commercial markets. MultiComputer Division products are based on an architectural solution that is open, standards-based, vendor independent, easily integrated with third-party products and compatible with future product offerings. The MultiComputer Division’s products are known as multicomputers or cluster computers, which use multiple microprocessors linked together with a high performance network to achieve very high performance processing capabilities. Our MultiComputer systems utilize “blades” (self-contained, high-density computer boards) to achieve a high level of compute processing per-cubic-foot-per-watt. The blades and other components that make up the system can be housed in commercially available air-cooled chassis or in ruggedized chassis, designed to withstand physically demanding environments. In addition, CSPI’s MultiComputer products are designed to operate in environments that require low power, or have limited cooling and/or space available. These systems have traditionally been utilized for sonar and radar digital signal processing (“DSP”), image recognition and simulation, image processing for medical and machine vision, and seismic data acquisition applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in Europe and the Asia-Pacific region.

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

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2011 and 2010. Additional segment and geographical information is set forth in Note 13 to our financial statements.

Segment	2011	%	2010	%
	(Amounts in thousands)
Systems	$7,822	11%	$8,311	9%
Service and System Integration	65,823	89%	81,801	91%
Total Sales	$73,645	100%	$90,112	100%

Systems Segment

Products and Services

The Systems segment’s MultiComputer products utilize commercially available hardware components that are compliant with industry standards as well as open source software and deliver a high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, all interconnected by a very high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI’s leadership in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms make these products a natural fit for applications in the commercial/industrial, medical/biotechnology, geophysics, scientific/engineering and military/defense markets.

Hardware Products

Our MultiComputer Division cluster computer systems are currently marketed under the commercial brand name FastCluster. Introduced in 1997, the first generation of FastCluster products was referred to as the FastCluster 2000 SERIES. Based upon industry standards, the 2000 SERIES systems included a VME 6U form factor (the form factor best suited for use in rugged applications), the Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. The 2000 SERIES product line is ideally suited for use by customers in the aerospace, commercial and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability. To remain competitive, our COTS solutions incorporate the latest industry standard technologies and minimize the risks associated with proprietary solutions. The 2000 SERIES advanced processing capabilities coupled with the smaller footprint was also suited for exploration operations in the geophysical market.

Building upon the momentum of the 2000 SERIES, we announced the next generation FastCluster product line, the 3000 SERIES, in fiscal 2006. The first prototype of a 3000 SERIES component was shipped to a customer for evaluation purposes in September 2007. This prototype was successfully evaluated by the customer during fiscal 2008. We received and shipped additional 3000 SERIES orders in fiscal 2010 and we shipped a significant order for 3000 SERIES systems in fiscal 2011. We expect to receive additional significant orders for 3000Series systems in fiscal 2012 and beyond.  The 3000 SERIES product line is designed to deliver performance that is superior to our predecessor products in interconnect bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES product line targets high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES supports the most prevalent networking standard found in both business and industrial settings.

In fiscal 2010, we announced the 3000 SERIES OpenVPXTM with Intel multi-core processors and the OpenVPXTM VITA/ANSI standard (Vita 65) to support high performance radar, sonar, C4ISR and SIGINT applications.  OpenVPXTM is the architecture framework that defines system-level interoperability for multivendor, multimode, integrated system environments. OpenVPXTM’s consideration of system-level requirements improves interoperability between computing and communications platforms and reduces customization, testing, cost and risk.

Also, in fiscal 2010, we announced our new 4000 SERIES ATCA products.  The 4000 SERIES is based on InfiniBand, Advanced Telecom Computing Architecture (“AdvancedTCA” or “ATCA”) and Network Building Equipment System (“NEBS”) standards to deliver affordability, sustainability and high availability to manned and unmanned large mobile platforms (land, sea and air.)  ATCA was originally designed to address the high availability, robust system management and DC power distribution needs of the telecom and communications markets.  ATCA has since become attractive to defense markets as well as commercial markets.

The 4000 Series ATCA products target computing and communication applications that share the need for increased bandwidth and reliability, extremely robust mechanical and electrical definitions, power efficiency and unprecedented processor density.  ATCA provides built-in high reliability features such as a 40-gigabit Ethernet backplane, redundant shelf managers, fail-over capability and support of live insertion of boards, power supplies and fans.

All of the products of the MultiComputer Division offer the user a choice in selecting the system software best suited to their application requirements. For customers wanting a lower cost solution, our cluster computer systems are available with the commercially available open-source Linux operating system and toolkit. Customer applications requiring real-time response have the option of purchasing systems with the industry standard VxWorks real-time operating system and Tornado II development tools suite.

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

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer systems to defense and commercial markets with an emphasis on applications requiring the analysis of complex signals such as seismic exploration, scientific/engineering research, sonar and radar. We commercially distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

A prime contractor will typically incorporate our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications, prototype units and long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building a business partnership. However, the result of this partnership is a strong potential for long-term revenue streams as products progress from development phases into deployment.

Our cluster computing technologies that support information exchange in real-time are becoming increasingly significant to twenty-first century “network centric warfare”military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2012 and beyond, our focus is to build interest in our 3000 SERIES and 4000 SERIES multicomputers among our existing customers as well as additional commercial application customers.

Competition

The Systems segment’s markets are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980s to the Motorola PowerPCs with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2011 involved completing and launching new enhancements to our 3000 SERIES product line, with a focus on continuing to provide our customers with increased processing capabilities based on the latest industry standard technologies: VXS (VITA 41), multi-core processors, FPGAs and Myricom’s Myri-10G high speed interconnect with 10 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete favorably as a provider of high-performance cluster computer systems.

Our direct competitors in the aerospace and defense market are Mercury Computer Inc., Kontron, Curtis Wright and G. E. Intelligent Platforms. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Emerson, HP, IBM and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and have the potential to become formidable competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size and specialized packaging, is the primary factor in the buying decision.

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

Upon receipt of material and components by us from outside suppliers, our quality assurance technicians inspect these products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over its useful service life. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of all past failures to monitor the ongoing reliability of our products  and improve design standards.

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

Sources and Availability of Raw Materials

Several components used in our Systems segment products are obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. and Mellanox Technologies for our high-speed interconnect components, Freescale Semiconductor, Inc. for PowerPC processors for our 2000 Series and some of our 3000 Series products and Intel for our microprocessors for our 3000 SERIES OpenVPXTM and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term. Also, all components used to build our new 3000 SERIES and 4000 SERIES systems are currently available in a timely manner.

Research and Development

For the year ended September 30, 2011, our expenses for research and development were approximately $1.8 million compared to approximately $2.0 million for fiscal year 2010. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our current development plan is intended to extend the usefulness and marketability of existing products and introduce new products into existing market segments, including the 3000 SERIES and 4000 SERIES product lines.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $1.4 million at September 30, 2011 as compared to $2.0 million at September 30, 2010. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

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

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, Sun/Oracle, IBM, Juniper Networks, Hitachi, QLogic, Dell, Enterasys, Citrix, APC, EMC, Intel, VMWare, Fortinet, nCirlce, Microsoft and Checkpoint. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers’ diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, health services, distribution, financial services, professional services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

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

•	IT security compliance services—We provide services for IT security compliance with personal privacy laws such as HIPAA and internal control regulations under the Sarbanes-Oxley Act.

•	Unified communications, wireless and routing and switching solutions using Cisco Systems’ products and services.

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

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software Value Added Reseller (“VAR”). We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products we sell and services we provide through various sales offices in the U.S., Germany and the U.K. using our direct sales force (for a detailed list of our locations, see Item 2 of this Form 10-K).

Competition

The primary competition in the Service and System Integration segment are other VARs, ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG, Presidio and Computacenter. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell including Cisco Systems, IBM, HP EMC, Hitachi and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as HP/EDS, IBM and Cap Gemini.

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

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $6.7 million at September 30, 2011, as compared to $6.3 million at September 30, 2010. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 13 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2011 and 2010.

Employees

On September 30, 2011, we had approximately 138 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

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

We Depend on Defense Business for a Significant Amount of our Revenue and the Loss or Decline of Existing or Future Defense Business Could Adversely Affect our Financial Results

Sales of our products and services to the defense market accounted for approximately 10% and 9% of our consolidated revenues and virtually all of the Systems segment sales for the fiscal years ended September 30, 2011 and 2010, respectively. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. Moreover, our subcontracts are subject to special risks, such as:

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

The Company reported in this Form 10-K that we had a material weakness in our internal controls over financial reporting for the  period ended September 30, 2011, which resulted in our having to restate prior period financial statements. (See “Explanatory Note” on page 3 and note 16 in the Notes to Financial Statements.)

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial statements or SEC reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

Our Operating Results May Fluctuate Significantly

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

•	sales in relatively large dollar amounts to a relatively small number of customers;

•	competitive pricing programs and volume discounts;

•	loss of customers;

•	market acceptance of our products;

•	product obsolescence;

•	general economic conditions;

•	change in the mix of products sold;

•	whether or not we are able to secure design wins for significant customer systems;

•	timing of significant orders;

•	delays in completion of internal product development projects;

•	delays in shipping our products;

•	delays in acceptance testing by customers;

•	production delays due to quality programs with outsourced components;

•	shortages of components;

•	timing of product line transitions;

•	declines of revenues from previous generations of products following announcement of replacement products containing more advance technology; and

•	fixed nature of our expenditures on personnel, facilities and marketing programs.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some periods, our operating results may be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We Rely on Single Sources for Supply of Certain Components and our Business may be Seriously Harmed if our Supply of any of These Components or Other Components is Disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. and Mellanox Technologies for our high-speed interconnect components, Freescale for many of our PowerPC line of processors and Intel for our microprocessors, and Wind River Systems, Inc. for VxWorks operating system software. Generally, suppliers may terminate their purchase order with us without cause upon 30-days notice and may cease offering products to us upon 180-days notice. If Myricom or Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience financial difficulties or other problems which could prevent them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We Depend on Key Personnel and Skilled Employees and Face Competition in Hiring and Retaining Qualified Employees

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management personnel or other key employees are subject to any employment contracts except Alex Lupinetti, our Chief Executive Officer, and Victor Dellovo, President of Modcomp. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that we will be successful in retaining current or future employees.

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 41% and 30% of our total revenue for the fiscal years ended September 30, 2011 and 2010, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Item 2.          Properties

Listed below are our principal facilities as of September 30, 2011. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
Systems Segment Properties:

CSP Inc.	Corporate Headquarters	Leased	11,450 S.F.
43 Manning Road	Manufacturing, Sales,
Billerica, MA	Marketing and
Administration
Service and Systems Integration Segment Properties:

Modcomp, Inc.	Division Headquarters	Leased	15,482 S.F.
1500 S. Powerline Road	Sales, Marketing and
Deerfield Beach, FL	Administration

Modcomp, Inc.	Sales, Marketing and Service	Leased	1,356 S.F.
9155 South Dadeland Blvd, Suite 1112
Miami, FL

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	12,443 S.F.
Oskar-Jager-Strasse 50	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
Wokingham Berkshire
United Kingdom

Modcomp AG	Sales, Marketing and Service	Leased	323 S.F.
Gartenstr. 23-27
D-61352 Bad Homburg
Germany

Item 3.          Legal Proceedings

On September 4, 2011, the Company’s U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, received a summons entitled “Complaint to Avoid Preferential and Fraudulent Transfers and to Recover Property Transferred Pursuant to 11 U.S.C.§ 550” (the “Summons”).  The Summons is in regard to a former customer of Modcomp U.S.(the “Debtor”) who commenced a chapter 11 bankruptcy case on August 14, 2009. The Summons alleges that Modcomp US received approximately $1.1 million in preferential transfers and approximately $0.2 million in otherwise avoidable transfers from the Debtor, in connection with the Debtor’s bankruptcy petition.

After reviewing this matter with counsel to assess the likelihood of a loss and estimate the amount of any loss, we determined that Modcomp U.S. has a strong defense against this complaint in that these payments were made to Modcomp US from the Debtor in the ordinary course of business; therefore they were not in fact preferential or otherwise avoidable transfers. We are in the process of vigorously defending our position with respect to this matter.  In accordance with this assessment however, despite our strong defense, we have estimated a loss contingency in connection with the Summons in the amount of approximately $0.1 million.

We are currently not a party to any other material legal proceedings.

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

	2011		2010
Fiscal Year:	High	Low	High	Low
1st Quarter	$5.25	$3.61	$4.06	$3.30
2nd Quarter	4.60	3.69	3.98	3.20
3rd Quarter	4.95	3.94	4.70	3.32
4th Quarter	4.52	3.26	4.65	3.85

Stockholders.    We had approximately 80 holders of record of our common stock as of January 9, 2012. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,300.

Dividends.    Through our fiscal year ended September 30, 2011, we had never paid any cash dividends on our common stock.  We may from time to time consider the payment of a cash dividend.  On January 12, 2012, our Board of Directors declared a cash dividend of $.10 per share payable to stockholders of record as of January 27, 2012, the record date.  Payment of this dividend should not be considered to mean that dividends will be paid in the future.

Share Repurchase Plans.    The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2011:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum number of Shares that May Yet Be Purchased Under the Plans
October 31, 2010	7,940	$4.53	7,940
November 30, 2010	9,500	4.52	9,500
December 31, 2010	28,221	3.98	28,221
January 31, 2011	44,393	3.98	44,393
February 28, 2011	3,543	4.01	3,543
March 31, 2011	3,000	4.20	3,000
April 30, 2011	—	—	—
May 31, 2011	4,145	4.47	4,145
June 30, 2011	8,692	4.36	8,692
July 31, 2011	1,251	4.35	1,251
August 31, 2011	12,315	3.64	12,315
September 30, 2011	42,731	3.44	42,731
Total	165,731	$3.91	165,731	228,825

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans please refer to Note 12 of our financial statements.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2011 Results of Operations

CSP Inc. operates in two segments:

•
Systems—the Systems segment consists of our MultiComputer Division which designs, commercially develops and manufactures signal processing computer platforms that are used primarily in military applications and the process control and data acquisition (“PCDA”) proprietary hardware business of our Modcomp subsidiary.

•
Service and System Integration—the Service and System Integration segment includes the computer systems’ maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Revenue decreased by approximately $16.5 million, or 18%, to $73.6 million for the year ended September 30, 2011 versus $90.1 million for the year ended September 30, 2010.

•
Operating income decreased by approximately $0.3 million, to operating income of approximately $0.8 million for the year ended September 30, 2011 versus operating income of approximately $1.1 million for the year ended September 30, 2010.

•
Net income was approximately $0.4 million, for the year ended September 30, 2011 versus net income of approximately $0.9 million for the year ended September 30, 2010, for an unfavorable variance of $0.5 million.

•
Net cash provided by operating activities was approximately $1.5 million for the year ended September 30, 2011 compared to net cash used by operating activities of $1.9 million for the year ended September 30, 2010.

The decrease in revenues of $16.5 million was due in a large part to decreased revenues in our Service and System Integration segment where revenues were down by approximately $16.0 million versus the year ended September 30, 2010.  Revenues in fiscal 2011 in the Systems segment were $7.8 million compared with $8.3 million for fiscal 2010, for a decrease of approximately $0.5 million versus the prior year.

It should be noted that despite the significant decrease in total revenue of $16.5 million, operating income and net income decreased by significantly lesser amounts, as referred to above. This is because the overall gross profit margin for the fiscal year ended September 30, 2011 was 22% compared to 19% for the fiscal year ended September 30, 2010.  The gross margin in the Service and System Integration segment increased from 14% for the fiscal year ended September 30, 2010 to 17% for the fiscal year ended September 30, 2011.  This increase in gross profit margin for the Service and System Integration segment was due to smaller orders with better margins (i.e., higher relative selling prices per unit), on the product sales side.  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the fiscal year ended September 30, 2011 versus the prior year, which resulted in lower service cost of sales as a percent of revenue in fiscal 2011.  In the Service and System Integration segment product gross margin improved by two percentage points, and services gross margin improved by five percentage points, for an overall increase in the gross profit margin for the segment of three percentage points. The gross margin in the Systems segment decreased to 65% from 67% as described above.  This decrease in Systems segment gross margin had a lesser impact on the overall gross margin, because Systems segment revenues are a far lower percentage of total revenues versus the Service and System Integration segment.

Also, in fiscal 2011, we were engaged in research and development efforts in the Systems segment making significant progress with on-going development of our newest product lines, the Fast Cluster Series 3000 and 4000 SERIES product lines, which are designed to provide what we believe is the most advanced interconnect technology available today. The 3000 and 4000 SERIES products are expected to provide our customers with another state-of-the-art, fully ruggedized open source system, which will be essential to our future growth opportunities.

Revenues in the Service and System Integration segment for fiscal 2011 were $65.8 million versus fiscal 2010 revenues of $81.8 million, for a decrease of $16.0 million year over year. The U.S. operations of this segment experienced a decline in sales for fiscal 2011 versus fiscal 2010 of $17.6 million, for a 31% decrease. This decrease was due in large part to a decrease in sales to our largest customer of approximately $11.5 million and a decrease in sales to our second largest customer of approximately $3.3 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure.   Decreases in sales to other large customers accounted for the remainder of the decrease in sales in the US division of this segment. Offsetting the decline in the U.S. operation’s sales, revenues in the German division of the segment for fiscal year 2011 versus fiscal 2010 increased  by approximately $1.6 million, or 7%. The increase was due primarily to favorable foreign exchange fluctuation of the Euro versus the US doller, which accounted for approximately $0.8 million, and an increase in sales volume primarily to a large telecom customer of approximately $0.8 million.

Based on the current economic environment, we plan to manage the Service and System Integration segment assuming relatively weak demand in fiscal 2012. We plan to focus our attention and resources on higher-margin business and away from low margin business as we move forward. While this may put pressure on sales growth in fiscal 2012, we believe this strategy will accelerate profitable growth for the long term.

The following table sets forth certain information which is based on data from our Consolidated Statements of Operations:

	Percentage of sales		Period to Period
	Fiscal year ended September		Dollar increase (decrease)
	2011	2010	2011 compared to 2010
	(Dollar amounts in thousands)
Sales	100.0%	100.0%	$(16,467)
Costs and expenses:
Cost of sales	77.8%	80.9%	(15,645)
Engineering and development	2.4%	2.2%	(168)
Selling, general and administrative	18.7%	15.6%	(321)
Total costs and expenses	98.9%	98.7%	(16,134)
Operating income	1.1%	1.3%	(333)
Other income (expense)	(0.1)%	—%	(101)
Income (loss) before income taxes	1.0%	1.3%	(434)
Income tax expense	0.5%	0.3%	111
Net income	0.5%	1.0%	$(545)

Results of Operations—2011 Compared to 2010

For the fiscal year ended September 30, 2011, sales decreased to $73.6 million, compared to $90.1 million for fiscal year ended September 30, 2010. Net income for the year ended September 30, 2011 was $0.4 million, or $0.10 per diluted share compared with net income of $0.9 million, or $0.25 per diluted share for fiscal year ended September 30, 2010.

Revenue

The following table details the Company’s sales by geographical region for fiscal years September 30, 2011 and 2010:

	For the Year Ended
	September 30, 2011%		September 30, 2010%		$ Increase/	% Increase
	(Dollar amounts in thousands)				(Decrease)	(Decrease)
Americas	$43,528	59%	$63,750	71%	$(20,222)	(32)%
Europe	26,273	36%	25,256	28%	1,017	4%
Asia Pacific	3,844	5%	1,106	1%	2,738	248%
Totals	$73,645	100%	$90,112	100%	$(16,467)	(18)%

The decrease in Americas revenue for the year  ended September 30, 2011 versus the year ended September 30, 2010 was primarily the result of the changes in revenues described below in the Systems segment relating to product and services sales to US defense programs, which accounted for approximately $3.2 million of the decrease and the decreases in sales to customers in the Americas from the U.S. division of our Service and System Integration segment, which accounted for the remaining $17.0 million of the decrease.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment which accounted for approximately $1.8 million in increased sales to Europe, offset by decreases in sales to European customers of approximately $0.5 million and $0.1 million from the US and UK divisions of the Service and System Integration segment, respectively. The increase in Asia sales was the result of the increase in sales to our existing customer which supplies a large Japanese defense program.

The following table details the Company’s sales for products and services by operating segment for the fiscal years ended September 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
2011
Product	$5,624	$49,110	$54,734	74%
Services	2,198	16,713	18,911	26%
Total	$7,822	$65,823	$73,645	100%

% of Total	11%	89%	100%

2010
Product	$4,888	$64,746	$69,634	77%
Services	3,423	17,055	20,478	23%
Total	$8,311	$81,801	$90,112	100%

% of Total	9%	91%	100%

	(Dollar amounts in thousands)
Increase (Decrease)
Product	$736		$(15,636)	$(14,900)	(21)%
Services	(1,225)		(342)	(1,567)	(8)%
Total	$(489)		$(15,978)	$(16,467)	(18)%

% Decrease	(6	) %	(20)%	(18)%

As shown above, total revenues decreased by approximately $16.5 million, or 18%, for the year ended September 30, 2011 compared to the same period of fiscal year 2010. Revenue in the Systems segment decreased for the current year versus the prior year by approximately $0.5 million, while revenues in the Service and System Integration segment decreased by approximately $16.0 million, resulting in the overall decrease of approximately $16.5 million.

Product revenues decreased by approximately $14.9 million, or 21% for the year ended September 30, 2011 compared to the year ended September 30, 2010. This change in product revenues was made up of a decrease in product revenues in the Service and System Integration segment of approximately $15.6 million offset by an increase in the Systems segment of approximately $0.7 million versus the prior year.

The decrease in the Service and System Integration segment product sales of approximately $15.6 million was due primarily to a decrease in product sales in the U.S. division of the segment of approximately $17.5 million, offset by an increase in this segment’s German division of approximately $1.7 million and an increase in the UK division of approximately $0.2 million.

 In the US division, product sales to our five largest customers of fiscal 2010 decreased by a total of approximately $19.1 million, including a decrease in sales to our largest customer of approximately $12.0 million and a decrease in product sales to our second largest customer of approximately $3.3 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure.  Aggregate product sales to these five largest customers in fiscal year 2010 were approximately $34.4 million or 64% of total product revenues for the US division versus $15.3 million in fiscal year 2011, or 42% of total product revenues for the US division.  In Germany, sales volume was up $1.3 million in constant dollars versus the prior year. This constant dollar increase in sales was due primarily to an increase in sales to one of our largest systems integration customers. The remainder of the increases in sales was due to the favorable impact of currency fluctuation of approximately $0.4 million affecting a weaker US dollar versus the Euro for the year ended September 30, 2011 versus 2010.  In the UK, product revenue increased by approximately $0.2 million as a result of the commencement of  a hardware reseller business in this location.  Prior to fiscal year 2011, the UK location was focused on their custom application development business. The hardware reseller business line was subsequently added to the offerings of the UK location.

The increase in product revenues in the Systems segment of approximately $0.7 million was due to an increase of approximately $2.6 million in product sales in the current year versus the prior year, to an existing customer that supplies equipment to the Japanese defense market.  This increase in shipments included a $1.3 million order for our 3000 Series product line. In addition we realized increases in product sales to two other major customers that supply US defense programs that totaled approximately $1.5 million.  Offsetting these increases, sales to another large U.S. defense department customer decreased due to having shipped a large order in the year ended September 30, 2010, for approximately $3.6 million, consisting of two major systems to this customer, which was a follow on order for a major US defense program, that we began supplying in fiscal 2007.  No sales of this nature were made in the year ended September 30, 2011.

As shown in the table above, service revenues decreased by approximately $1.6 million, or 8% for the year ended September 30, 2011 compared to fiscal 2010. Service revenue in the Systems segment decreased by approximately $1.2 million, while service revenue in the Service and System Integration segment decreased by approximately $0.3 million.

The $1.2 million decrease in Systems segment service revenue was the result of a decrease in royalty revenue from a large US defense program supplier which was approximately $3.0 million for the year ended September 30, 2010, versus approximately $1.6 million for the year ended September 30, 2011, for a total decrease of approximately $1.4 million.  Offsetting this decrease, maintenance and repair revenue in the Systems segment increased by approximately $0.2 million when comparing fiscal year 2011 to fiscal year 2010.

 Service revenue in the Service and System Integration segment service overall was largely consistent year over year, only decreasing by approximately $0.3 million.

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales by operating segment for fiscal years ended September 30, 2011 and 2010:

	Systems	Service and system integration	Total
	(Dollar amounts in thousands)
2011
Cost of Sales:
Product	$2,391	$42,419	$44,810
Services	330	12,136	12,466
Total	2,721	54,555	57,276
% of Total	5%	95%	100%
% of sales	35%	83%	78%
Gross Profit:
Product	$3,233	$6,691	$9,924
Services	1,868	4,577	6,445
Total	5,101	11,268	16,369
% of Total	31%	69%	100%
Gross Margins:
Product	57%	14%	18%
Services	85%	27%	34%
Total	65%	17%	22%
2010
Cost of Sales:
Product	$2,449	$57,012	$59,461
Services	306	13,154	13,460
Total	2,755	70,166	72,921
% of Total	4%	96%	100%
% of sales	33%	86%	81%
Gross Profit:
Product	$2,439	$7,735	$10,174
Services	3,117	3,900	7,017
Total	5,556	11,635	17,191
% of Total	32%	68%	100%
Gross Margins:
Product	50%	12%	15%
Services	91%	23%	34%
Total	67%	14%	19%
Increase (Decrease)
Cost of Sales:
Product	$(58)	$(14,593)	$(14,651)
Services	24	(1,018)	(994)
Total	(34)	(15,611)	(15,645)
% Decrease	(1)%	(22)%	(21)%
% of Sales	2%	(3)%	(3)%
Gross Profit:
Product	$794	$(1,044)	$(250)
Services	(1,249)	677	(572)
Total	(455)	(367)	(822)
% decrease	(8)%	(3)%	(5)%
Change in Gross Margin percentage:
Product	7%	2%	3%
Services	(6)%	4%	― %
Total	(2)%	3%	3%

Total cost of sales decreased by approximately $15.6 million when comparing the fiscal year ended September 30, 2011 versus the fiscal year ended September 30, 2010.  This decrease in cost of sales of 21% overall, compares with a decrease in sales of 18%.

Cost of sales in the Systems segment was essentially unchanged, having decreased by less than $0.1 million, when comparing the current fiscal year with the prior year fiscal year, while sales in the Systems segment decreased by approximately $0.5 million, or 6%.  This occurred because more of fiscal year 2010 revenues consisted of royalties versus fiscal year 2011, and because royalty revenues carries no cost of sales, cost of sales did not decrease in proportion to the decrease in sales.  This is also reflected in the decrease in the gross profit and the gross profit margins as shown in the table above.

Cost of sales in the Service and System Integration segment decreased by approximately $15.6 million, which is a 22% decrease when comparing the current fiscal year with the prior fiscal year. While this trend is relatively consistent with the decrease in sales over the prior year, the rate of decrease of 22% in cost of sales is greater than the rate of decrease in sales, which was 20%.  The reason for this is two-fold.  First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative selling prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the fiscal year ended September 30, 2011 versus the prior year, which resulted in lower cost as a percent of revenue.  This is also reflected in the higher gross margin percentages for fiscal year 2011 as shown in the table above.

The overall gross profit margin for the fiscal year ended September 30, 2011 was 22% compared to 19% for the fiscal year ended September 30, 2010.  The gross profit margin in the Systems segment decreased to 65% from 67% as described above.  The gross margin in the Service and System Integration segment increased from 14% for the fiscal year ended September 30, 2010 to 17% for the fiscal year ended September 30, 2011.  This increase in gross profit margin for the Service and System Integration segment was also due to the reasons described in the preceding paragraph.

Engineering and Development Expenses

The following table details engineering and development expenses by operating segment for fiscal years ended September 30, 2011 and 2010:

	2011	% of Total	2010	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,785	100%	$1,953	100%	$(168)	(9)%
Service and System Integration	—	—%	—	—%	—	—%
Total	$1,785	100%	$1,953	100%	$(168)	(9)%

The decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details selling, general and administrative (“SG&A”) expense by operating segment for fiscal years ending September 30, 2011 and 2010:

	2011	% of Total	2010	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,908	28%	$3,919	28%	$(11)	---%
Service and System Integration	9,867	72%	10,177	72%	(310)	(3)%
Total	$13,775	100%	$14,096	100%	$(321)	(2)%

The decrease in selling, general and administrative (“SG&A”) expenses displayed above was predominantly in the Service and System Integration segment. The decrease was due to lower commission expense of approximately $0.4 million resulting from lower gross profit and lower sales, lower salaries and fringe benefit costs of approximately $0.2 million due to reductions of sales personnel, offset by  a charge for $0.1 million for a contingency loss, relating to the bankruptcy of a former customer in the US division of the segment. In the European segments, SG&A expenses increased by approximately $0.2 million, which was driven primarily from foreign exchange fluctuation of the stronger Euro and British pound versus the dollar on average for the year ended September 30, 2011, versus 2010.

Other Income/Expenses

The following table details Other Income/(Expense) for fiscal years ended September 30, 2011 and 2010:

	2011	% of Total	2010	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Interest income	$44	(47)%	$61	871%	$(17)	(28)%
Interest expense	(86)	92%	(90)	(1286)%	4	(4)%
Foreign exchange loss	(16)	17%	(1)	(14)%	(15)	15%
Other income (expense), net	(36)	38%	37	529%	(73)	(197)%
Total other income (expense), net	$(94)	100%	$7	100%	$(101)	(1443)%

Total other income (expense), net, changed from other, net income of $7 thousand for fiscal year 2010, to other net expense of approximately $0.1 million for fiscal year 2011. This change was primarily due to lower interest income and greater losses on foreign exchange transactions for fiscal 2011 versus fiscal 2010.

Income Taxes

For the year ended September 30, 2011, the Company recorded an income tax provision of $0.3 million reflecting an effective income tax rate of 48% compared to an income tax provision of $0.2 million for the fiscal year ended September 30, 2010, which reflected an effective tax rate of 20%.  The effective tax rate for the year ended September 30, 2010, was impacted favorably by the de-recognition of a liability of approximately $0.3 million for an unrecognized tax benefit, which the Company had recorded pursuant to accounting principles regarding uncertain tax positions.  This de-recognition was the result of the lapsing of the statute of limitations and the completion of an audit by the Internal Revenue Service, which did not result in any adjustments.

In assessing the realizability of deferred tax assets, we considered our taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, we have recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. Our inability to project future profitability beyond fiscal year 2012 in the U.S. and cumulative losses incurred in recent years in the UK represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets. We maintained a substantial valuation allowance against our UK deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax asset may change.  Our German subsidiary has no valuation allowance recorded against its gross deferred tax assets because it has projected sufficient future income that we believe it is more likely than not will be realized.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $0.4 million to $15.9 million as of September 30, 2011.  This compares to $15.5 million as of September 30, 2010.  At September 30, 2011, the Company’s cash equivalents of $3.5 million were held in money market funds.

Significant sources of cash for the fiscal year ended September 30, 2011 were net income of approximately $0.4 million, depreciation and amortization of approximately $0.5 million, a decrease in refundable income taxes of approximately $0.5 million and a increase in accounts payable and accrued expenses of approximately $2.2 million. The significant uses of cash during the period were an increase in accounts receivable of approximately $1.2 million, an increase in inventories of approximately $0.9 million, the repurchase of CSPI common stock of approximately $0.6 million, the purchase of property, plant and equipment for approximately $0.3 million and  a decrease in income taxes payable of approximately $0.3 million.

As of September 30, 2011 and September 30, 2010, cash held by our foreign subsidiaries located in Germany and the UK totaled approximately $5.6 million and $6.0 million, respectively. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

The Company recognizes revenue from the sale of third party software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable. When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed.  If no pattern of performance is discernable, the fee is recognized straight line over the service period.

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

The Company adopted these standards as of October 1, 2009.

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

The Company’s standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers generally do not have the right of return once customer acceptance has occurred.

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

 For sales that are financed by customers through leases with a third party, when risk of loss does not pass to the customer until the lease is executed, revenue is recognized upon cash receipt and execution of the lease.

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by accounting principles generally accepted in the U.S. We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party services that we sell when we act as principal and are the primary obligor.

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

 Intangible Assets

Intangible assets that are not subject to amortization are required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2011. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2011. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2011. These supplemental plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and are not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates and expected returns with our consulting actuary and investment advisor and concluded they were reasonable. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”), which requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2011 or 2010. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.          Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making its assessment of internal control, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

We have identified the following material weaknesses in our system of internal controls over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

We did not file our Annual Report on Form 10-K for the fiscal year 2011 by the due date in order to allow us additional time for the reexamination of our revenue recognition under Accounting Standards Codification (ASC) 605-45-45, Principal Agent Considerations, previously referred to as Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

In our Current Report on Form 8-K filed with the SEC on January 6, 2012, as amended by Form 8-K/A filed January 11, 2012, we announced that the Audit Committee of our Board of Directors, upon the recommendation of management, had determined that our previously issued financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and our Quarterly Reports on Forms 10-Q for the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011, should no longer be relied upon as a result of certain errors affecting recognition of revenues and costs of revenues.

In this Form 10-K filing and in Forms 10-Q/A which we shall subsequently file for the first three quarters of 2011, we restate our financial statements for the fiscal 2011 quarterly and fiscal year 2010 annual periods.

In connection with the efforts which we undertook to perform the restatement, we determined that we did not sufficiently assess and apply certain aspects of ASC 605-45-45 Principal Agent Considerations to the particular facts and circumstances of many of our revenue arrangements.  Accordingly, we have determined that this failure to accurately assess an accounting principal amounts to a material weakness in our controls over financial reporting.  As a result of this material weakness, we have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

Management is in the process of assessing various alternatives it may deploy to modify our existing internal control processes and systems to remediate this material weakness.  Currently, we have devised a method whereby we are able to utilize data-mining techniques to identify the applicable transactions, and then apply the appropriate accounting treatment to them.  We have incorporated this process into our existing internal control structure to insure that we apply the appropriate accounting for these transactions beginning in the quarter ended December 31, 2011 (the first fiscal quarter of fiscal year 2012).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011.

Item 11.          Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, 2007 Stock Incentive Plan and 1997 Employee Stock Purchase Plan (the “ESPP”). The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. In fiscal 2010 and 2011, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the directors’ non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2011 regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and non-vested shares issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1) 296,725	$5.53	151,200
Equity compensation plans not approved by security holders	40,000	$2.70	—
Total	336,725	$5.20	151,200

(1)	Includes 91,300 non-vested shares issued.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011.

Item 13.          Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011.

Item 14.          Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2011 and 2010

Consolidated Statements of Operations for the years ended September 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1

3.2	By-laws, as amended January 8, 1998		10-K	December 26, 2007	3.2

10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3

10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2

10.4*	1991 Incentive Stock Option Plan		10-K	December 29, 2008	10.4

10.5*	Employment Agreement with Alexander R. Lupinetti dated September 12, 1996		10-K	November 27, 1996	10.14

10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A

10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997	B

10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B

10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B

10.10*	2011 Variable Compensation (Executive Bonus) and Base Programs dated November 9, 2010	X

10.11*	Form of Change of Control Agreement with Alexander R. Lupinetti dated January 11, 2008		10-K	December 22, 2009	10.11

10.12*	Form of Change of Control Agreement with Gary W. Levine, Walter Pastucha and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11

10.13*	Form of Change of Control Agreement with Robert A. Stellato, Andrew Shieh, Robert Gove, Joseph Parent, William M. Newbanks, Ronald Cook, Michael Schumacher, Peter Haebler, Kevin Magee and Stephen Pfeil each dated January 11, 2008		10-K	December 22, 2009	10.11

10.14*	Employment Agreement with Victor Dellovo dated April 11, 2003		10-K	December 22, 2009	10.11

21.1	Subsidiaries	X

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation	X

101.DEF**	XBRL Taxonomy Extension Definition	X

101.LAB**	XBRL Taxonomy Extension Labels	X

101.PRE**	XBRL Taxonomy Extension Presentation	X

*	Management contract or compensatory plan.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti Chief Executive Officer, President and Chairman

Date: January 13,  2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alexander R. Lupinetti	Chief Executive Officer,	January 13, 2012
Alexander R. Lupinetti	President and Chairman

/s/ Gary W. Levine	Chief Financial Officer	January 13, 2012
Gary W. Levine	(Principal Financial Officer)

/s/Robert A. Stellato	Vice President of Finance	January 13, 2012
Robert A. Stellato	(Chief Accounting Officer)

/s/ J. David Lyons	Director	January 13, 2012
J. David Lyons

/s/ Shelton James	Director	January 13, 2012
C. Shelton James

/s/ Robert M. Williams	Director	January 13, 2012
Robert M. Williams

/s/ Christopher J. Hall	Director	January 13, 2012
Christopher J. Hall

CSP INC.

ANNUAL REPORT ON FORM 10-K

Item 8
Financial Statements
Years Ended September 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc.

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the 2010 consolidated statement of operations has been restated to correct a misstatement in the presentation of revenue and cost of sales related to certain maintenance and support services performed by third parties.

/s/ McGladrey & Pullen, LLP

January 13, 2012

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,874	$15,531
Accounts receivable, net of allowance for doubtful accounts of $302 in 2011 and $288 in 2010	13,148	12,190
Inventories, net	6,777	5,862
Refundable income taxes	231	721
Deferred income taxes	158	124
Other current assets	1,690	1,523
Total current assets	37,878	35,951
Property, equipment and improvements, net	833	873
Other assets:
Intangibles, net	574	687
Deferred income taxes	663	880
Cash surrender value of life insurance	2,918	2,689
Other assets	242	299
Total other assets	4,397	4,555
Total assets	$43,108	$41,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,103	$10,049
Deferred revenue	2,937	3,078
Pension and retirement plans	709	441
Income taxes payable	121	380
Total current liabilities	15,870	13,948
Pension and retirement plans	9,056	8,928
Capital lease obligation	—	24
Other long term liabilities	286	—
Total liabilities	25,212	22,900
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par; authorized, 7,500 shares; issued and outstanding 3,417 and 3,520 shares, respectively	34	35
Additional paid-in capital	10,880	11,280
Retained earnings	12,885	12,516
Accumulated other comprehensive loss	(5,903)	(5,352)
Total shareholders’ equity	17,896	18,479
Total liabilities and shareholders’ equity	$43,108	$41,379

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	Years ended September 30,
	2011	2010
		Restated (See note 16)
Sales:
Product	$54,734	$69,634
Services	18,911	20,478
Total sales	73,645	90,112

Cost of sales:
Product	44,810	59,461
Services	12,466	13,460
Total cost of sales	57,276	72,921
Gross profit	16,369	17,191

Operating expenses:
Engineering and development	1,785	1,953
Selling, general and administrative	13,775	14,096
Total operating expenses	15,560	16,049
Operating income	809	1,142
Other income (expense):
Interest income	44	61
Interest expense	(86)	(90)
Foreign exchange loss	(16)	(1)
Other income (expense), net	(36)	37
Total other income (expense), net	(94)	7
Income before income tax	715	1,149
Income tax expense	346	235
Net income	$369	$914

Net income attributable to common stockholders	$363	$905
Net income per share-basic	$0.11	$0.26
Weighted average shares outstanding-basic	3,439	3,538
Net income per share-diluted	$0.10	$0.25
Weighted average shares outstanding-diluted	3,482	3,567

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended September 30, 2011 and 2010
(Amounts in thousands)

	Shares	Amount	Additional paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive loss
Balance September 30, 2009	3,542	$36	$11,325	$11,602	$(4,268)	$18,695
Comprehensive loss:
Net income	—	—	—	914	—	914	$914
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(282)	(282)	(282)
Increase in minimum pension liability	—	—	—	—	(802)	(802)	(802)

Total comprehensive loss							$(170)

Stock-based compensation	—	—	154	—	—	154
Issuance of shares under employee stock purchase plan	42	—	114	—	—	114
Restricted stock shares issued	31	—	69	—	—	69
Purchase of common stock	(95)	(1)	(382)	—	—	(383)
Balance September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479
Comprehensive loss:
Net income	—	—	—	369	—	369	$369
Other comprehensive loss:
Effect of foreign currency translation	—	—	—	—	(95)	(95)	(95)
Increase in minimum pension liability	—	—	—	—	(456)	(456)	(456)

Total comprehensive loss							$(182)

Stock-based compensation	—	—	68	—	—	68
Issuance of shares under employee stock purchase plan	25	—	75	—	—	75
Restricted stock shares issued	37	1	100	—	—	101
Purchase of common stock	(165)	(2)	(643)	—	—	(645)
Balance September 30, 2011	3,417	$34	$10,880	$12,885	$(5,903)	$17,896

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$369	$914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	370	399
Amortization of intangibles	113	113
Loss on disposal of property, net	4	12
Foreign exchange loss	16	1
Non-cash changes in accounts receivable	16	(8)
Deferred income taxes	179	(360)
Increase in cash surrender value of life insurance	(86)	(104)
Stock based compensation expense	169	223
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,150)	(4,914)
Decrease (increase) in inventories	(938)	58
Decrease (increase) in refundable income taxes	497	405
Decrease (increase) in other current assets	(189)	235
Decrease (increase) in other assets	56	(45)
Increase (decrease) in accounts payable and accrued expenses	2,199	(183)
Increase (decrease) in deferred revenue	(103)	1,108
Increase (decrease) in pension and retirement plans	(7)	230
Increase (decrease) in income taxes payable	(258)	350
Increase (decrease) in other liabilities	286	(365)
Net cash provided by (used in) operating activities	1,543	(1,931)
Cash flows from investing activities:
Purchases of investments	—	(1,100)
Sale of investments	—	1,100
Life insurance premiums paid	(143)	(124)
Purchases of property, equipment and improvements	(339)	(483)
Net cash used in investing activities	(482)	(607)
Cash flows from financing activities:
Proceeds from issuance of shares under employee stock purchase plan	74	114
Purchase of common stock	(645)	(383)
Capital lease obligations	(25)	—
Net cash used in financing activities	(596)	(269)
Effects of exchange rate on cash	(122)	(566)
Net increase (decrease) in cash and cash equivalents	343	(3,373)
Cash and cash equivalents, beginning of year	15,531	18,904
Cash and cash equivalents, end of year	$15,874	$15,531
Supplementary cash flow information:
Cash paid for income taxes	$(220)	$(535)
Cash paid for interest	$(85)	$(89)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 and 2010

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

 Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2011. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for the allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2011. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2011. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates and rates of return with our consulting actuaries and investment advisor and concluded they were reasonable.  A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

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

The Company adopted these standards as of October 1, 2009.

Adoption of the new revenue recognition guidance has had an impact on the pattern and timing of revenue recognition.  In some cases, revenue that would have been deferred pursuant to the previously existing multiple-element revenue recognition guidance, has been recognized pursuant to the newly issued guidance.  This is because in some cases we are not able to determine vendor-specific objective evidence (“VSOE”) or third-party evidence of the service element in our arrangements. Under the new guidance, because the requirement to determine fair value of undelivered elements has been eliminated, and we may use estimated selling price to allocate revenue to elements in an arrangement, we are now more likely to be able to separate arrangements into separate units of accounting, and thereby recognize the delivered elements (typically product revenue) without having delivered the other elements in the arrangements (typically services).

Description of multiple-deliverable arrangements and Software Elements

In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped.  In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case.  We evaluate whether we can determine VSOE or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements.  Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.

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

 For sales that are financed by customers through leases with a third party, when risk of loss does not pass to the customer until the lease is executed, revenue is recognized upon cash receipt and execution of the lease.

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by accounting principles generally accepted in the U.S. We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2011	September 30, 2010

	(Amounts in thousands except per share data)
Net income	$369	$914
Less: Net income attributable to nonvested common stock	6	9
Net income attributable to common stockholders	$363	$905
Weighted average total shares outstanding – basic	3,491	3,574
Less: weighted average non-vested shares outstanding	52	36
Weighted average number of common shares outstanding – basic	3,439	3,538
Potential common shares from non-vested stock awards and the assumed exercise of stock options	43	29
Weighted average common shares outstanding – diluted	3,482	3,567
Net income per share – basic	$0.11	$0.26
Net income per share – diluted	$0.10	$0.25

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2011, 204 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.  For the year ended September 30, 2010, approximately 240 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

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

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2011 and 2010 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $168 thousand and $223 thousand, respectively.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions in the US, Germany and in the UK. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”), which requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

2.    Inventories

Inventories consist of the following:

	September 30,
	2011	2010
	(Amounts in thousands)
Raw materials	$886	$1,029
Work-in-process	539	439
Finished goods	5,352	4,394
Total	$6,777	$5,862

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $3.4 million and $2.4 million as of September 30, 2011 and 2010, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.3 million and $4.1 million as of September 30, 2011 and 2010, respectively.

3.    Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance September 30, 2009	$(1,851)	$(2,417)	$(4,268)
Change in period	(282)	(995)	(1,277)
Tax effect of change in period	—	193	193
Balance September 30, 2010	$(2,133)	$(3,219)	$(5,352)
Change in period	(95)	(439)	(534)
Tax effect of change in period	—	(17)	(17)
Balance September 30, 2011	$(2,228)	$(3,675)	$(5,903)

The changes in the minimum pension liability are net of amortization of net loss of $147 thousand in 2011 and $137 thousand in 2010 included in net periodic pension cost.

4.     Income Taxes:

The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	Years Ended September 30,
	2011	2010
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$501	$1,448
Foreign	214	(299)
	$715	$1,149

Income tax expense (benefit):
Current:
Federal	$157	$410
State	39	51
Foreign	(12)	(158)
	184	303

Deferred:
Federal	(16)	(59)
State	19	(9)
Foreign	159	--
	162	(68)
	$346	$235

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	Years Ended September 30,
	2011		2010
	(Dollar amounts in thousands)
Computed “expected” tax expense	$243	34.0%	$391	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	38	5.2%	28	2.4%
Foreign operations	(85)	(11.9)%	(57)	(5.0)%
Change in valuation allowance	(46)	(6.4)%	70	6.1%
Permanent differences	8	1.1%	4	0.4%
Stock-based compensation	11	1.6%	34	3.0%
Foreign net operating loss	163	22.8%	--	--
Uncertain tax liability adjustment	14	2.0%	(320)	(27.8)%
Tax refund adjustment	--	--	79	6.9%
Other items	--	-- .	6	0.5%
Income tax expense	$346	48.4%	$235	20.5%

The Company recorded a consolidated income tax expense of $346 thousand in fiscal year 2011 reflecting an effective tax rate of 48.4% compared to a tax expense of $235 thousand in fiscal year 2010 with an effective tax rate of 20.5%. We utilized approximately $142 thousand of our net operating loss carryovers which were applied against our 2010 U.S. taxable income.

For the years ended September 30, 2011 and 2010, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,142	$2,502
Goodwill	821	954
Other reserves and accruals	483	409
Inventory reserves and other	566	618
State credits, net of federal benefit	86	485
Federal and state net operating loss carryforwards	54	132
Foreign net operating loss carryforwards	1,898	2,874
Foreign tax credits	7	7
Depreciation and amortization	111	228
Gross deferred tax assets	6,168	8,209
Less: valuation allowance	(5,347)	(7,205)
Realizable deferred tax asset	821	1,004
Deferred tax liabilities:
Pension	—	—
Reserves	—	—
Gross deferred tax liabilities	—	—
Net deferred tax assets	$821	$1,004

The deferred tax valuation allowance decreased by $1.9 million, from $7.2 million at September 30, 2010, to $5.3 million at September 30, 2011. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined, by assessing both positive and negative evidence, whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company’s inability to project future profitability beyond fiscal year 2013 in the U.S. and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2011 and 2010, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $ 1.5 million and $1.9 million, respectively which are available to offset future taxable income through 2029.

As of September 30, 2011, the Company had U.K. net operating loss carryforwards of approximately $8.8 million that have an indefinite life with no expiration.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.0 million and $3.7 million at September 30, 2011and 2010, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2011, the total amount of uncertain tax liabilities was $0.5 million all of which would affect our effective tax rate if recognized. We do not expect any of these uncertain tax liabilities to reverse in the next twelve months. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010
	(Amounts in thousands)
Balance, beginning of year	$—	$320
Increases in tax positions in the current year	458	—
Settlements	—	—
Accrued penalties and interest	14	14
Decrease in current and prior year tax positions	—	(334)
Balance, end of year	$472	$—

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally 2008 through 2011, and believes that tax adjustments in any audited year will not be material.

5.    Property, Equipment and Improvements, Net

  Property, equipment and improvements, net consist of the following:

	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Leasehold improvements	$364	$305
Equipment	6,717	6,993
Automobiles	118	118
	7,199	7,416
Less accumulated depreciation and amortization	(6,366)	(6,543)
Property, equipment and improvements, net	$833	$873

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $370 thousand and $399 thousand for the years ended September 30, 2011 and 2010, respectively.

6.    Acquired Intangible Assets

 As of September 30, 2011 and 2010 intangible assets are as follows:

	September 30, 2011				September 30, 2010
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	7 years	$820	$246	$574	8 years	$820	$164	$656
Non-Compete agreements	---	93	93	---	1 year	93	62	31
Total	7 years	$913	$339	$574	7.7 years	$913	$226	$687

Amortization expense on these intangible assets was $113 thousand and $113 thousand for fiscal 2011 and 2010, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2012	$82
2013	82
2014	82
2015	82
2016	82
Thereafter	164
Total	$574

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2011	2010
	(Amounts in thousands)
Accounts payable	$8,974	$6,349
Commissions	155	186
Compensation and fringe benefits	1,719	1,827
Professional fees and shareholders’ reporting costs	501	513
Taxes, other than income	174	633
Warranty	150	143
Current portion of capital lease	24	55
Other	406	343
	$12,103	$10,049

8.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1991 Plan and the 1997 Plan have expired, no further awards will be issued under these plans. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. As of September 30, 2011, there were 7,500 shares available to be granted under the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2011, there were 143,700 shares available to be granted under the 2007 Plan. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company’s stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 151,200 as of September 30, 2011.

Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors, have historically been cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal 2009, 2010 and 2011, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of nonvested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the directors’ nonvested stock awards are four years, three years and one year, respectively.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2011 and 2010 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $168 thousand and $223 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years ended
	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Cost of sales	$1	$1
Engineering and development	12	28
Selling, general and administrative	156	194
Total	$169	$223

For the year ended September 30, 2011, the Company granted 1,750 share options to certain key employees, 27,000 nonvested shares to certain officers including the Chief Executive Officer and 10,000 nonvested shares to its non-employee directors. For the year ended September 30, 2010, the Company granted 2,250 share options to certain key employees, 21,000 nonvested shares to certain officers including its Chief Executive Officer and 10,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. Because the Company had never paid a dividend prior to and including the grant dates in fiscal year 2011, the dividend rate variable in the Black-Scholes model is zero. The table below summarizes the assumptions used to value these options:

	Years ended
	September 30, 2011	September 30, 2010
Expected volatility	57%	59%
Expected dividend yield	—	—
Risk-free interest rate	2.88%	2.72%-3.08%
Expected term (in years)	6.88	6.1-7.6

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

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2011 and 2010.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2011 and 2010 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2011.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2009	370,962	$6.61	—	—
Granted	2,250	$3.85	—	—
Expired	(98,437)	$5.61	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2010	274,775	$6.95	—	—
Granted	1,750	$3.85	—	—
Expired	(31,100)	$5.05	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2011	245,425	$7.13	4.17 Years	$38
Exercisable at September 30, 2011	229,298	$7.31	3.96 Years	$35
Vested and expected to vest at September 30, 2011	245,425	$7.13	4.17 Years	$38

The weighted average grant date fair value of share options granted during the years ended September 30, 2011 and 2010 was $2.27 and $2.32, respectively. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2011 and 2010 was zero (there were no stock options exercised in fiscal 2011 and 2010).

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Nonvested shares outstanding at September 30, 2009	23,300	$3.17	—	—
Activity in 2010:
Granted	31,000	$3.79	—	—
Vested	(14,434)	$3.28	—	—
Forfeited	—	—	—	—
Nonvested shares outstanding at September 30, 2010	39,866	$3.61	—	—
Activity in 2011:
Granted	37,000	$3.97	—	—
Vested	(21,017)	$3.58	—	—
Forfeited	—	—	—	—
Nonvested shares outstanding at September 30, 2011	55,849	$3.86	8.82 Years	$195
Vested at September 30, 2011	35,451	$3.46	7.76 Years	$124
Vested and expected to vest at September 30, 2011	91,300	$3.71	8.41 Years	$320

As of September 30, 2011 there was $160 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.22 years. The total fair value of shares vested during the years ended September 30, 2011 and 2010 was $154 thousand and $169 thousand, respectively.

9.    Stock Purchase Plan

In October 1997, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the “1997 Purchase Plan”), which was ratified by the shareholders. There are 332,750 shares of common stock reserved for issuance under the 1997 Purchase Plan. Under the 1997 Purchase Plan, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Compensation expense recorded for shares issued pursuant to the 1997 Purchase Plan for the years ended September 30, 2011 and 2010 was approximately $1 thousand and $46 thousand, respectively. For the years ended September 30, 2011 and 2010, 25,023 and 42,121 shares were issued pursuant to the 1997 Purchase Plan, respectively. Since inception of the plan, all 332,750 shares have been issued and there are no shares available for future issuance under the 1997 Purchase Plan as of September 30, 2011.

10.  Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2011. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2011. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance polices on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.8 million and $1.8 million as of September 30, 2011 and 2010, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2011	2010	2011	2010
Discount rate:	4.75%	5.25%	5.04%	4.66%
Expected return on plan assets:	—%	—%	5.40%	6.20%
Rate of compensation increase:	—%	—%	1.12%	1.20%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2011	2010	2011	2010
Discount rate:	5.25%	5.75%	4.66%	5.63%
Expected return on plan assets:	—%	—%	6.20%	6.20%
Rate of compensation increase:	—%	—%	1.20%	1.17%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$73	$10	$83	$58	$9	$67
Interest cost	688	99	787	669	116	785
Expected return on plan assets	(503)	—	(503)	(448)	—	(448)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	69	31	100	42	30	72
Net periodic benefit cost	$327	$140	$467	$321	$155	$476
Post Retirement:
Service cost	$—	$20	$20	$—	$18	$18
Interest cost	—	68	68	—	69	69
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	47	47	—	65	65
Net periodic benefit cost	$—	$135	$135	$—	$152	$152
Pension:
Increase in minimum liability included in other comprehensive income (loss)	$373	$(3)	$370	$1,048	$2	$1,050
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	69	69	—	(55)	(55)
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$373	$66	$439	$1,048	$(53)	$995

The following table presents an analysis of the changes in 2011 and 2010 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$14,118	$1,895	$16,013	$12,769	$2,011	$14,780
Service cost	73	10	83	58	9	67
Interest cost	687	99	786	669	116	785
Changes in actuarial assumptions	(294)	28	(266)	1,248	32	1,280
Foreign exchange impact	(154)	—	(154)	(357)	—	(357)
Benefits paid	(324)	(273)	(597)	(269)	(273)	(542)
Projected benefit obligation at end of year	$14,106	$1,759	$15,865	$14,118	$1,895	$16,013
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,937	$—	$7,937	$7,410	$—	$7,410
Actual gain (loss) on plan assets	(270)	—	(270)	606	—	606
Company contributions	309	273	582	306	273	579
Foreign exchange impact	(55)	—	(55)	(117)	—	(117)
Benefits paid	(323)	(273)	(596)	(268)	(273)	(541)
Fair value of plan assets at end of year	$7,598	$—	$7,598	$7,937	$—	$7,937
Funded status	$(6,508)	$(1,759)	$(8,267)	$(6,181)	$(1,895)	$(8,076)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(6,508)	$(1,759)	$(8,267)	$(6,181)	$(1,895)	$(8,076)
Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,293	$1,293	$—	$1,197	$1,197
Service cost	—	20	20	—	18	18
Interest cost	—	68	68	—	68	68
Changes in actuarial assumptions	—	116	116	—	10	10
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$1,497	$1,497	$—	$1,293	$1,293
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(1,497)	$(1,497)	$—	$(1,293)	$(1,293)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(1,497)	$(1,497)	$—	$(1,293)	$(1,293)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(6,508)	$(1,759)	$(8,267)	$(6,181)	$(1,895)	$(8,076)
Deferred tax	31	—	31	48	—	48
Accumulated other comprehensive income	3,376	89	3,465	2,985	92	3,077
Net amount recognized	$(3,101)	$(1,670)	$(4,771)	$(3,148)	$(1,803)	$(4,951)

Post Retirement:
Accrued benefit liability	$—	$(1,497)	$(1,497)	$—	$(1,293)	$(1,293)
Deferred tax	—	—	—	—	—	—
Accumulated other comprehensive income	—	209	209	—	142	142
Net amount recognized	$—	$(1,288)	$(1,288)	$—	$(1,151)	$(1,151)
Total pension and post retirement:
Accrued benefit liability	$(6,508)	$(3,257)	$(9,765)	$(6,181)	$(3,188)	$(9,369)
Deferred tax	31	—	31	48	—	48
Accumulated other comprehensive income	3,376	298	3,674	2,985	234	3,219
Net amount recognized	$(3,101)	$(2,959)	$(6,060)	$(3,148)	$(2,954)	$(6,102)
Accumulated Benefit Obligation:
Pension	$(14,029)	$(1,759)	$(15,788)	$(14,006)	$(1,895)	$(15,901)
Post Retirement	—	(1,498)	(1,498)	—	(1,293)	(1,293)
Total accumulated benefit obligation	$(14,029)	$(3,257)	$(17,286)	$(14,006)	$(3,188)	$(17,194)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2011	2010
	(Amounts in thousands)
Current accrued benefit liability	$709	$441
Noncurrent accrued benefit liability	9,056	8,928
Total accrued benefit liability	$9,765	$9,369

As of September 30, 2011 and 2010 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $3.7 million and $3.2 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2012, is approximately $187 thousand.

Contributions

The Company expects to contribute $709 thousand to its pension plans for fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2012	$643
2013	668
2014	764
2015	819
2016	837
Thereafter	4,451

Plan Assets

At September 30, 2011, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $7.6 million.  Pension plan assets are managed by a fiduciary committee.  The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels.  Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.   In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile.  The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”).  The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein.  There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Value at September 30, 2011				Fair Value at September 30, 2010
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
(Thousands) Asset Category	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Cash on deposit	$375	$375	$—	—	$389	$389	—	—
Pooled Funds	7,223	—	7,223	—	7,548	—	7,548	—
Total Plan Assets	$7,598	$375	$7,223	—	$7,937	$389	$7,548	—

The expected long-term rates of return on plan assets are equal to the yields to maturity of appropriate indices for government and corporate bonds and by adding a premium to the government bond return for equities. The expected rate of return on cash is the Bank of England base rate in force at the effective date. The Fund is not exchange traded. The Fund is not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Fund. The Fund is of perpetual duration.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $170 thousand and $141 thousand for the years ended September 30, 2011 and 2010, respectively.

11.  Lines of Credit

As of September 30, 2011 and September 30, 2010, the Company maintained lines of credit notes that allow for borrowings of up to $2.5 million.  Availability under these facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings range from 2.5% over the London Inter-Bank Offer Rate (“LIBOR”) with a floor of 4% to Prime plus 1%. Borrowings under the credit agreements are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty.  The credit agreements contain various covenants including financial covenants which require the Company to maintain various financial ratios at prescribed levels. The Company is in compliance with all covenants as of September 30, 2011.

The Company had no borrowings outstanding under its lines of credit as of September 30, 2011 and September 30, 2010.

12.  Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2012	991
2013	688
2014	744
2015	232
2016	16
Thereafter	-
$2,671

Occupancy expenses under the operating leases approximated $1.2 million in 2011 and $1.4 million in 2010.

Common Stock Repurchase

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company’s outstanding common stock at market price. On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company’s outstanding common stock at market price. Pursuant to the aforementioned authorizations and an authorization by our board of directors on November 13, 2007 to purchase 250 thousand shares, the Company repurchased approximately 165 thousand shares of its outstanding common stock during the year ended September 30, 2011. As of September 30, 2011, approximately 229 thousand shares remain authorized to repurchase under its stock repurchase program.

13.  Segment and Geographical Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Years Ended September 30,	Systems Segment	Germany	UK	US	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$5,624	$12,703	$200	$36,207	$49,110	$54,734
Service	2,198	12,025	1,429	3,259	16,713	18,911
Total sales	7,822	24,728	1,629	39,466	65,823	73,645
Profit (loss) from operations	(592)	387	(24)	1,141	1,504	912
Assets	12,819	12,662	3,632	13,995	30,289	43,108
Capital expenditures	148	95	20	76	191	339
Depreciation and amortization	89	183	27	184	394	483

2010
Sales:
Product	$4,888	$10,995	$50	$53,701	$64,746	$69,634
Service	3,423	12,093	1,585	3,377	17,055	20,478
Total sales	8,311	23,088	1,635	57,078	81,801	90,112
Profit (loss) from operations	(316)	(153)	(81)	1,722	1,488	1,142
Assets	13,400	11,565	3,667	12,747	27,979	41,379
Capital expenditures	78	260	30	115	405	483
Depreciation and amortization	114	171	27	200	398	512

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of interest income/expense and foreign exchange gain/loss.

All intercompany transactions have been eliminated.

The following table details the Company’s sales by operating segment for fiscal years September 30, 2011 and 2010. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2011	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$4,012	$—	$3,810	$7,822	11%
Service and System Integration	39,517	26,273	33	65,823	89%
Total	$43,529	$26,273	$3,843	$73,645	100%
% of Total	59%	36%	5%	100%

2010	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$7,239	$—	$1,072	$8,311	9%
Service and System Integration	56,511	25,256	34	81,801	91%
Total	$63,750	$25,256	$1,106	$90,112	100%
% of Total	71%	28%	1%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
	(Amounts in thousands)
North America	$934	$985
Europe	473	575
Totals	$1,407	$1,560

Deferred tax assets by geographic location at September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
	(Amounts in thousands)
North America	$374	$377
Europe	447	627
Totals	$821	$1,004

The Company had two customers from which we derived revenues in excess of 10% of total revenues for the years ended September 30, 2011 and 2010, listed below.

	Years Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in thousands)
Customer A	$10.2	14%	$22.3	25%
Customer B	$9.0	12%	$8.7	10%

14.  Loss Contingency

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

On September 4, 2011, the Company’s U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, received a summons entitled “Complaint to Avoid Preferential and Fraudulent Transfers and to Recover Property Transferred Pursuant to 11 U.S.C.§ 550” (the “Summons”).  The Summons is in regard to a former customer of Modcomp U.S.(the “Debtor”) who commenced a chapter 11 bankruptcy case on August 14, 2009. The Summons alleges that Modcomp US received approximately $1.1 million in preferential transfers and approximately $0.2 million in otherwise avoidable transfers from the Debtor, in connection with the Debtor’s bankruptcy petition.

After reviewing this matter with counsel to assess the likelihood of a loss and estimate the amount of any loss, we determined that Modcomp U.S. has a strong defense against this complaint in that these payments were made to Modcomp US from the Debtor in the ordinary course of business; therefore they were not in fact preferential or otherwise avoidable transfers. We are in the process of vigorously defending our position with respect to this matter.  In accordance with this assessment however, despite our strong defense, we have estimated a loss contingency in connection with the Summons in the amount of approximately $0.1 million. Our assessment indicates that this loss contingency is probable.

Accordingly, we have accrued approximately $0.1 million for this contingent loss in our Consolidated Statement of Operations for the year ended September 30, 2011.

15.  Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of September 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,493	$—	$—	$3,493	$—
Total assets measured at fair value	$3,493	$—	$—	$3,493	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—
Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of September 30, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2011.

 16.  Restatement of Financial Statements for the periods ended September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011

The Company has restated its Consolidated Statements of Operations for the year ended September 30, 2010, and the three months ended December 31, 2010,the three months and six months ended March 31, 2011 and the three months and nine months ended June 30, 2011 to reflect adjustments and reclassifications of revenue and cost of sales, in connection with the identification of saless that are maintenance and support services provided by third parties where the Company is not the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition of the gross sales value of the services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been included as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.

The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity.

The tables below show the impact to the balance sheets and statements of operations for the restated periods.

September 30, 2010
Restated Consolidated Statements of Operations

	Year ended September 30, 2010
	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except per share date)
Sales:
Product	$78,743	$(9,109)	$69,634
Services	16,275	4,203	20,478
Total sales	95,018	(4,906)	90,112

Cost of sales:
Product	67,385	(7,924)	59,461
Services	10,442	3,018	13,460
Total cost of sales	77,827	(4,906)	72,921
Gross profit	17,191	-	17,191

Operating Expenses	16,049	-	16,049
Operating income	1,142	-	1,142

Total other income (expense), net	7	-	7
Income before income taxes	1,149	-	1,149
Income tax expense	235	-	235
Net income	$914	-	$914
Net income per share – basic	$0.26	-	$0.26
Weighted average shares outstanding – basic	3,538	-	3,538
Net income per share – diluted	$0.25	-	$0.25
Weighted average shares outstanding – diluted	3,567	-	3,567

December 31, 2010
Restated Consolidated Statements of Operations

	For the three months ended December 31, 2010 (unaudited)
	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$17,424	$(2,132)	$15,292
Services	4,686	649	5,335
Total sales	22,110	(1,483)	20,627

Cost of sales:
Product	15,293	(1,878)	13,415
Services	2,289	395	2,684
Total cost of sales	17,582	(1,483)	16,099
Gross profit	4,528	-	4,528

Operating expenses	3,885	-	3,885
Operating income	643	-	643
Other expense, net	(21)	-	(21)
Income before income taxes	622	-	622
Income tax expense	233	-	233
Net income	$389	-	$389
Net income per share – basic	$0.11	-	$0.11
Weighted average shares outstanding – basic	3,485	-	3,485
Net income per share – diluted	$0.11	-	$0.11
Weighted average shares outstanding – diluted	3,521	-	3,521

March 31, 2011
Restated Consolidated Statements of Operations

	Three months ended March 31, 2011 (unaudited)			Six months ended March 31, 2011 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$15,726	$(2,959)	$12,767	$33,150	$(5,092)	$28,058
Services	3,483	1,379	4,862	8,169	2,029	10,198
Total sales	19,209	(1,580)	17,629	41,319	(3,063)	38,256

Cost of sales:
Product	12,457	(2,496)	9,961	27,750	(4,374)	23,376
Services	2,503	916	3,419	4,792	1,311	6,103
Total cost of sales	14,960	(1,580)	13,380	32,542	(3,063)	29,479
Gross profit	4,249	-	4,249	8,777	-	8,777

Operating expenses	3,818	-	3,818	7,703	-	7,703
Operating income	431	-	431	1,074	-	1,074

Other income (expense), net	(1)	-	(1)	(22)	-	(22)
Income before income taxes	430	-	430	1,052	-	1,052
Income tax expense	144	-	144	377	-	377
Net income	$286	-	$286	$675	-	$675
Net income per share – basic	$0.08	-	$0.08	$0.19	-	$0.19
Weighted average shares outstanding – basic	3,437	-	3,437	3,455	-	3,455
Net income per share – diluted	$0.08	-	$0.08	$0.19	-	$0.19
Weighted average shares outstanding – diluted	3,471	-	3,471	3,491	-	3,491

June 30, 2011
Restated Consolidated Statements of Operations

	Three months ended June 30, 2011 (unaudited)			Nine months ended June 30, 2011 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$16,416	$(1,690)	$14,726	$49,566	$(6,782)	$42,784
Services	3,265	798	4,063	11,434	2,827	14,261
Total sales	19,681	(892)	18,789	61,000	(3,955)	57,045

Cost of sales:
Product	13,690	(1,434)	12,256	41,440	(5,809)	35,631
Services	2,370	542	2,912	7,162	1,854	9,016
Total cost of sales	16,060	(892)	15,168	48,602	(3,955)	44,647
Gross profit	3,621	-	3,621	12,398	-	12,398

Operating expenses	3,892	-	3,892	11,595	-	11,595
Operating income (loss)	(271)	-	(271)	803		803

Other income (expense), net	(33)	-	(33)	(55)	-	(55)
Income (loss) before income taxes	(304)	-	(304)	748	-	748
Income tax expense (benefit)	(90)	-	(90)	287	-	287
Net income(loss)	$(214)	-	$(214)	$461	-	$461
Net income (loss) per share – basic	$(0.06)	-	$(0.06)	$0.13	-	$0.13
Weighted average shares outstanding – basic	3,428	-	3,428	3,446	-	3,446
Net income (loss) per share – diluted	$(0.06)	-	$(0.06)	$0.13	-	$0.13
Weighted average shares outstanding – diluted	3,428	-	3,428	3,485	-	3,485

Corporate Information

Board of Directors	Officers

Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer CSP Inc.	Alexander R. Lupinetti Chairman of the Board, President and Chief Executive Officer CSP Inc.

Christopher J. Hall Municipal Bond Investor (Self Employed)	Gary W. Levine Chief Financial Officer, Clerk and Treasurer CSP Inc.

C. Shelton James Principal C. Shelton James Associates	William E. Bent, Jr. Vice President and General Manager MultiComputer Division CSP Inc.

J. David Lyons Retired Managing Director The Carter Group, L.L.C.	Robert A. Stellato Vice President of Finance Chief Accounting Officer CSP Inc.

Robert M. Williams Retired Vice President IBM Corporation	Victor Dellovo Vice President and General Manager Modcomp Division CSP Inc.

General Counsel	Annual Meeting of Stockholders

Foley Hoag LLP Boston, MA
All interested parties are cordially invited to
attend the Annual Meeting of Stockholders on Thursday,
February 23, 2012 at 9:00 a.m.
at the Company’s corporate offices at
43 Manning Road, Billerica, MA 01821

Auditors	Investor Relations

McGladrey & Pullen, LLP Boston, MA
To obtain additional copies of the Company’s
Annual Report for the Fiscal Year 2011, including
Form 10-K as filed with the Securities and Exchange Commission, contact the Vice President of Finance at CSP Inc.

Transfer Agent

American Stock Transfer Company New York, NY	Financial data may also be accessed online at www.cspi.com