Form 10-Q
period 2011-12-31
CSP INC /MA/
filed 2012-02-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011.

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

As of February 3, 2012, the registrant had 3,423,754 shares of common stock issued and outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011	3

	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2011 and 2010	4

	Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended December 31, 2011	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,637	$15,874
Accounts receivable, net of allowances of $311 and $302	17,155	13,148
Inventories	5,021	6,777
Refundable income taxes	202	231
Deferred income taxes	104	158
Other current assets	2,434	1,690
Total current assets	39,553	37,878
Property, equipment and improvements, net	817	833

Other assets:
Intangibles, net	554	574
Deferred income taxes	641	663
Cash surrender value of life insurance	3,025	2,918
Other assets	223	242
Total other assets	4,443	4,397
Total assets	$44,813	$43,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,581	$12,103
Deferred revenue	3,885	2,937
Pension and retirement plans	691	709
Income taxes payable	220	121
Total current liabilities	17,377	15,870
Pension and retirement plans	8,922	9,056
Other long term liabilities	292	286
Total liabilities	26,591	25,212

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,400 and 3,417 shares, respectively	34	34
Additional paid-in capital	10,859	10,880
Retained earnings	13,346	12,885
Accumulated other comprehensive loss	(6,017)	(5,903)
Total shareholders’ equity	18,222	17,896
Total liabilities and shareholders’ equity	$44,813	$43,108

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2011	December 31, 2010
Sales:
Product	$15,154	$15,292
Services	5,939	5,335
Total sales	21,093	20,627

Cost of sales:
Product	12,766	13,415
Services	3,504	2,684
Total cost of sales	16,270	16,099
Gross profit	4,823	4,528

Operating expenses:
Engineering and development	383	510
Selling, general and administrative	3,676	3,375
Total operating expenses	4,059	3,885
Operating income	764	643

Other income (expense):
Foreign exchange loss	(16)	(4)
Other income (expense), net	(18)	(17)
Total other income (expense), net	(34)	(21)
Income before income taxes	730	622
Income tax expense	269	233
Net income	$461	$389
Net income attributable to common stockholders	$454	$385
Net income per share – basic	$0.14	$0.11
Weighted average shares outstanding – basic	3,357	3,485
Net income per share – diluted	$0.13	$0.11
Weighted average shares outstanding – diluted	3,395	3,521

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three Months Ended December 31, 2011
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income
Balance as of September 30, 2011	3,417	$34	$10,880	$12,885	$(5,903)	$17,896
Comprehensive income (loss):
Net income	—	—	—	461	—	461	$461
Other comprehensive income:
Effect of foreign currency translation	—	—	—	—	(114)	(114)	(114)
Total comprehensive income							$347
Stock-based compensation	—	—	37	—	—	37
Purchase of common stock	(17)	—	(58)	—	—	(58)
Balance as of December 31, 2011	3,400	$34	$10,859	$13,346	$(6,017)	$18,222

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$461	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	92
Amortization of intangibles	21	28
Foreign exchange loss (gain)	16	4
Non-cash changes in accounts receivable	9	36
Stock-based compensation expense on stock options and restricted stock awards	37	46
Deferred income taxes	65	―
Increase in cash surrender value of life insurance	(27)	(26)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,397)	555
(Increase) decrease in inventories	1,734	(318)
Decrease in refundable income taxes	23	234
Increase in other current assets	(811)	(335)
Decrease in other assets	16	1
Increase in accounts payable and accrued expenses	695	107
Increase (decrease) in deferred revenue	1,047	(72)
Increase (decrease) in pension and retirement plans liability	(27)	42
Increase (decrease) in income taxes payable	99	(7)
Increase in other long term liabilities	7	―
Net cash provided by (used in) operating activities	(943)	776

Cash flows from investing activities:
Life insurance premiums paid	(80)	(3)
Purchases of property, equipment and improvements	(85)	(111)
Net cash used in investing activities	(165)	(114)

Cash flows from financing activities:
Proceeds from issuance of shares under employee stock purchase plan	―	74
Purchase of common stock	(58)	(191)
Net cash used in financing activities	(58)	(117)
Effects of exchange rate on cash	(71)	(107)
Net increase (decrease) in cash and cash equivalents	(1,237)	438
Cash and cash equivalents, beginning of period	15,874	15,531

Cash and cash equivalents, end of period	$14,637	$15,969

Supplementary cash flow information:
Cash paid for income taxes	$99	$245

Cash paid for interest	$85	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

1.         Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2011	December 31, 2010

	(Amounts in thousands except per share data)
Net income	$461	$389
Less: Net income attributable to nonvested common stock	7	4
Net income attributable to common stockholders	$454	$385
Weighted average total shares outstanding – basic	3,410	3,527
Less: weighted average non-vested shares outstanding	53	42
Weighted average number of common shares outstanding – basic	3,357	3,485
Potential common shares from non-vested stock awards and the assumed exercise of stock options	38	36
Weighted average common shares outstanding – diluted	3,395	3,521
Net income per share – basic	$0.14	$0.11
Net income per share – diluted	$0.13	$0.11

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three months ended December 31, 2011, 205,000 options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	December 31, 2011	September 30, 2011
	(Amounts in thousands)
Raw materials	$1,103	$886
Work-in-process	355	539
Finished goods	3,563	5,352
Total	$5,021	$6,777

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $1.1 million and $3.4 million as of December 31, 2011 and September 30, 2011, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.3 million and $4.3 million as of December 31, 2011 and September 30, 2011, respectively.

5.        Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended
	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Net income (loss)	$461	$389
Effect of foreign currency translation	(114)	(61)
Minimum pension liability	—	—
Comprehensive income (loss)	$347	$328

 The components of Accumulated Other Comprehensive Loss are as follows:

	December 31, 2011	September 30, 2011
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,342)	$(2,228)
Additional minimum pension liability	(3,675)	(3,675)
Accumulated Other Comprehensive Loss	$(6,017)	$(5,903)

6.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for fiscal years 2010 and 2011 and for the three months ended December 31, 2011.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$16	$3	$19	$18	$2	$20
Interest cost	179	21	200	170	25	195
Expected return on plan assets	(104)	—	(104)	(125)	—	(125)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	22	7	29	17	8	25
Net periodic benefit cost	$113	$31	$144	$80	$35	$115

Post Retirement:
Service cost	$—	$—	$—	$—	$5	$5
Interest cost	—	18	18	—	17	17
Amortization of net gain	—	17	17	—	12	12
Net periodic benefit cost	$—	$35	$35	$—	$34	$34

7.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended December 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$1,239	$3,851	$353	$9,711	$13,915	$15,154
Service	1,107	3,587	316	929	4,832	5,939
Total sales	2,346	7,438	669	10,640	18,747	21,093
Profit from operations	12	275	26	451	752	764
Assets	13,214	16,212	3,727	11,660	31,599	44,813
Capital expenditures	29	26	19	11	56	85
Depreciation and amortization	23	39	7	41	87	110

2010
Sales:
Product	$309	$3,467	$11	$11,505	$14,983	$15,292
Service	1,516	2,620	332	867	3,819	5,335
Total sales	1,825	6,087	343	12,372	18,802	20,627
Profit (loss) from operations	105	112	(30)	456	538	643
Assets	13,011	11,136	3,675	13,687	28,498	41,509
Capital expenditures	55	36	1	19	56	111
Depreciation and amortization	21	46	7	46	99	120

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three month periods ended December 31, 2011 and 2010.

	For the Three Months Ended
	December 31, 2011		December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues

	(Dollar amounts in millions)
Customer A	$5.2	25%	$2.5	12%
Customer B	$4.5	21%	$1.7	8%

8.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of December 31, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,494	$—	$—	$3,494	$—
Total assets measured at fair value	$3,494	$—	$—	$3,494	$—

	As of September 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,493	$—	$—	$3,493	$—
Total assets measured at fair value	$3,493	$—	$—	$3,493	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.

The Company had no liabilities measured at fair value as of December 31, 2011 or September 30, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2011 or September 30, 2011.

9.        Common Stock Repurchase

Pursuant to prior authorizations by the Board of Directors, the Company repurchased approximately 17 thousand shares of its outstanding common stock during the three months ended December 31, 2011.  As of December 31, 2011, approximately 212 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

10.      Dividend

On January 12, 2012, our Board of Directors declared a cash dividend of $.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date.  Payment of this dividend should not be considered to mean that dividends will be paid in the future.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and  actual results may vary from those contained in such forward-looking statements.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Recent Development

On January 12, 2012, our Board of Directors declared a cash dividend of $.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date.  Payment of this dividend should not be considered to mean that dividends will be paid in the future.

Overview of the three months ended December 31, 2011 Results of Operations

Highlights include:

•	Revenue increased by approximately $0.5 million, or 2%, to $21.1 million for the three months ended December 31, 2011 versus $20.6 million for the three months ended December 31, 2010.

•
For the three months ended December 31, 2011, we had an operating profit of approximately $0.8 million versus operating income of approximately $0.6 million for the three months ended December 31, 2010, for an increase of approximately $0.2 million, or 33% in our operating result.

•
For the three months ended December 31, 2011, net income was approximately $0.5 million versus net income of approximately $0.4 million for the three months ended December 31, 2010, for an increase of approximately $0.1 million, or 25%.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2011 and 2010:

	December 31, 2011	% of sales	December 31, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$21,093	100%	$20,627	100%
Costs and expenses:
Cost of sales	16,270	77%	16,099	78%
Engineering and development	383	2%	510	3%
Selling, general and administrative	3,676	18%	3,375	16%
Total costs and expenses	20,329	97%	19,984	97%
Operating income	764	3%	643	3%
Other expense	(34)	—%	(21)	—%
Income before income taxes	730	3%	622	3%
Income tax expense	269	1%	233	1%
Net income	$461	2%	$389	2%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2011:
Product	$1,239	$13,915	$15,154	72%
Services	1,107	4,832	5,939	28%
Total	$2,346	$18,747	$21,093	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2010:
Product	$309	$14,983	$15,292	74%
Services	1,516	3,819	5,335	26%
Total	$1,825	$18,802	$20,627	100%
% of Total	9%	91%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$930	$(1,068)	$(138)	(1)%
Services	(409)	1,013	604	11%
Total	$521	$(55)	$466	2%
% increase	29%	---%	2%

As shown above, total revenues increased by approximately $0.5 million, or 2%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Revenue in the Systems segment increased for the current year three month period versus the prior year three month period by approximately $0.5 million, while revenues in the Service and System Integration segment essentially remained flat at approximately $18.8 million for both periods.

Product revenues decreased by approximately $0.1 million, or 1%, for the three months ended December 31, 2011 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of a decrease in product revenues in the Service and System Integration segment of approximately $1.0 million and an offsetting increase in product revenues in the Systems segment of approximately $0.9 million for the three month period ended December 31, 2011 versus the three month period ended December 31, 2010.

The decrease in the Service and System Integration segment product sales of approximately $1.0 million was due primarily to a decrease in product sales in the U.S. division of the segment of approximately $1.8 million, offset by increases in sales in this segment’s German division of approximately $0.4 million and in the UK division of approximately $0.3 million.

In the US division, product sales to the largest customer of the division, increased by approximately $2.5 million.  However, sales to several other customers decreased by a total of approximately $4.3 million, resulting in the net decrease of $1.8 million. In Germany, the $0.4 million increase was driven primarily by increased sales to the division’s largest customer, while the increase in sales in the UK division was the result of increased third party product sales versus the prior year.

The increase in product revenues in the Systems segment of approximately $0.9 million was from the sale of parts, components and spares into existing programs for both US and Japanese defense department customers.

As shown in the table above, service revenues increased by approximately $0.6 million, or 11%.  This increase was made up of an increase in the Service and System Integration segment of approximately $1.0 million offset by a decrease of $0.4 million in the Systems segment. The increase in revenues in the Service and System Integration segment was from the German division’s largest customer, in connection with a large IT security services project. The decrease in the Systems segment was due to lower royalty income recorded in the three months ended December 31, 2011 versus the three months ended December 31, 2010.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	December 31, 2011%		December 31, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$11,814	56%	$14,052	68%	$(2,238)	(16)%
Europe	8,448	40%	6,436	31%	2,012	31%
Asia	831	4%	139	1%	692	498%
Totals	$21,093	100%	$20,627	100%	$466	2%

The decrease in Americas revenue for the three months ended December 31, 2011 versus the three months ended December 31, 2010 was primarily the result of the fluctuations described above in the Systems segment and the US division of the Service and System Integration segment.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment. The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2011:
Product	$829	$11,937	$12,766	78%
Services	55	3,449	3,504	22%
Total	$884	$15,386	$16,270	100%
% of Total	5%	95%	100%
% of Sales	38%	82%	77%
Gross Margins:
Product	33%	14%	16%
Services	95%	29%	41%
Total	62%	18%	23%

For the three months ended December 31, 2010:
Product	$245	$13,170	$13,415	83%
Services	74	2,610	2,684	17%
Total	$319	$15,780	$16,099	100%
% of Total	2%	98%	100%
% of Sales	17%	84%	78%
Gross Margins:
Product	21%	12%	12%
Services	95%	32%	50%
Total	83%	16%	22%

Increase (decrease)
Product	$584	$(1,233)	$(649)	(5)%
Services	(19)	839	820	31%
Total	$565	$(394)	$171	1%
% Increase (decrease)	177%	(2)%	1%
% of Sales	21%	(2)%	(1)%
Gross Margins:
Product	12%	2%	4%
Services	---%	(3)%	(9)%
Total	(21)%	2%	1%

Total cost of sales increased by approximately $0.2 million when comparing the three months ended December 31, 2011 versus the three months ended December 31, 2010.   This increase in cost of sales of 1% overall, is consistent with the increase in sales of 2% overall as described previously.  The resulting higher profit margin of 23% for the three months ended December 31, 2011 versus 22% for 2010 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall gross margin was 18% for the three months ended December 31, 2011 versus 16% for the prior year three month period.  Product gross margin in the segment increased from 12% for the three months ended December 31, 2010, to 14% for the three months ended December 31, 2011, while the segment’s service gross margin decreased from 32% to 29% .  The product gross margin increase was due to a more favorable product mix in the current year quarter versus the prior year.  Current year product sales included more networking and data security products versus more sales of servers and other lower margin products in the prior year quarter in both the US and German divisions.  The decrease in service gross margin in the Service and System Integration segment was due to greater use of contractors versus in-house resources particularly in Germany in the quarter ended December 31, 2011 versus the quarter ended December 31, 2010.

In the Systems segment, the gross profit margin declined from 83% to 62% as shown in the table above.  This was because in the prior year period, royalty revenue, which carries a 100% gross margin, made up a much greater percentage of total revenue (77%), versus the current year period royalty revenue which was 41% of total revenue.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended
	December 31, 2011	% of Total	December 31, 2010	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$383	100%	$510	100%	$(127)	(25)%
Service and System Integration	—	—%	—	—%	—	—%
Total	$383	100%	$510	100%	$(127)	(25)%

The decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended
	December 31, 2011	% of Total	December 31, 2010	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,052	29%	$882	26%	$170	19%
Service and System Integration	2,624	71%	2,493	74%	131	5%
Total	$3,676	100%	$3,375	100%	$301	9%

The increase in SG&A expense in both segments was primarily the result of an increase in bonus and commission expense owing to the more favorable revenue,  gross profit and overall operating results for the three months ended December 31, 2011 versus the comparable period in the prior year.

Other Income/Expenses

The following table details our other income/expenses for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(22)	$1
Interest income	5	7	(2)
Foreign exchange gain (loss)	(15)	(4)	(11)
Other income (expense), net	(3)	(2)	(1)
Total other expense, net	$(34)	$(21)	$(13)

Other income (expense), net, for the three month periods ended December 31, 2011 and 2010 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded  income tax expense of approximately $0.3 million for the quarter ended December 31, 2011 reflecting an effective income tax rate of 37% compared to income tax expense of approximately $0.2 million for the quarter ended December 31, 2010, which also reflected an effective income tax rate of 37%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $1.2 million to $14.6 million as of December 31, 2011 from $15.9 million as of September 30, 2011. At December 31, 2011, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant uses of cash for the three months ended December 31, 2011 included an increase in accounts receivable of approximately $4.4 million and an increase in other assets of approximately $0.8 million. The large increase in accounts receivable was due substantially to the high volume of sales to the largest customer of the German division of the Service & System Integration segment, which occurred in the final month of the quarter (Also, see above discussion under: Results of Operations, Sales). Offsetting these uses of cash, significant sources of cash were net income of approximately $0.5 million, a decrease in inventories of approximately $1.7 million, an increase in deferred revenue of approximately $1.0 million and an increase accounts payable and accrued expenses of approximately $0.7 million.

As of December 31, 2011 and September 30, 2011, cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $4.5 million and $5.6 million, respectively. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

As we have previously reported, management assessed the effectiveness of the Company’s internal control over financial reporting as of  September 30, 2011, and identified material weaknesses.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weaknesses were in connection with our determination that we did not sufficiently assess and apply certain aspects of ASC 605-45-45 Principal Agent Considerations, to the particular facts and circumstances of many of our revenue arrangements.  We therefore determined that this failure to accurately assess an accounting principle amounted to a material weakness in our controls over financial reporting.  As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

During the quarter ended December 31, 2011, in response to the identification of the material weakness referred to above, management assessed various alternatives to modify our existing internal control processes and systems to remediate this material weakness.  Currently, we have devised a method whereby we are able to utilize data-mining techniques to identify the applicable transactions, and then apply the appropriate accounting treatment to them.  We have incorporated this process into our existing internal control structure to insure that we apply the appropriate accounting for these transactions beginning with the quarter ended December 31, 2011.

PART II.   OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the three months ended December 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2011	6,914	$3.47	6,914
November 1-30, 2011	1,500	$3.50	1,500
December 1-31, 2011	8,413	$3.44	8,413
Total	16,827	$3.46	16,827	211,998

(1)
All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 12 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company’s outstanding common stock at market price.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010, (c) our Consolidated Statement of Shareholders’ Equity for the Three Months Ended December 31, 2011, (d) our Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 and (e) the Notes to such Consolidated Financial Statements.

 _______________________
*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 13, 2012	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: February 13, 2012	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010, (c) our Consolidated Statement of Shareholders’ Equity for the Three Months Ended December 31, 2011, (d) our Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 and (e) the Notes to such Consolidated Financial Statements.

_______________________
*Filed Herewith