Form 10-Q/A
period 2010-12-31
CSP INC /MA/
filed 2012-03-02
CIK 356037

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

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	4

	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2010 and 2009	5

	Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended December 31, 2010	6

	Consolidated Statements of Cash flows (unaudited) for the three months ended December 31, 2010 and 2009	7

	Notes to Consolidated Financial Statements (unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 10, 2011 is being filed to restate our consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor for the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition as the gross sales value of the services. We have therefore reduced the product revenue and product cost of sales by the amount of the costs associated with these services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been reported as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.  The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters ended December 31, 2010 and 2009.

We have added a disclosure in Note 2 to our Consolidated Financial Statements that explains the restatement and the impact to our Consolidated Financial Statements that were originally filed.  This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 of the February 10, 2011 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our February 10, 2011 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after February 10, 2011.

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

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2010	December 31, 2009
Sales:	(Restated)	(Restated)

Product	$15,292	$13,498
Services	5,335	4,310

Total sales	20,627	17,808

Cost of sales:
Product	13,415	12,042
Services	2,684	3,462

Total cost of sales	16,099	15,504

Gross profit	4,528	2,304

Operating expenses:
Engineering and development	510	472
Selling, general and administrative	3,375	3,057

Total operating expenses	3,885	3,529

Operating income (loss)	643	(1,225)

Other income (expense):
Foreign exchange gain (loss)	(4)	(7)
Other income (expense), net	(17)	(13)

Total other income (expense), net	(21)	(20)

Income (loss) before income taxes	622	(1,245)
Income tax expense (benefit)	233	(503)

Net income (loss)	$389	$(742)

Net income (loss) attributable to common stockholders	$385	$(737)

Net income (loss) per share – basic	$0.11	$(0.21)

Weighted average shares outstanding – basic	3,485	3,536

Net income (loss) per share – diluted	$0.11	$(0.21)

Weighted average shares outstanding – diluted	3,521	3,536

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and Form 8-K/A filed on January 11, 2012.

2.	Restatement

The Company has restated its Consolidated Statements of Operations for the three months ended December 31, 2010  and 2009 to reflect adjustments and reclassifications of revenue and cost of sales, in connection with the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition of the gross sales value of the services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been included as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.

The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters ended December 31, 2010 and 2009.

The tables below show the impact to the statements of operations for the restated periods.

	For the three months ended
	December 31, 2010			December 31, 2009
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except per share data.)
Sales:
Product	$17,424	$(2,132)	$15,292	$15,245	$(1,747)	$13,498
Services	4,686	649	5,335	3,416	894	4,310
Total sales	22,110	(1,483)	20,627	18,661	(853)	17,808

Cost of sales:
Product	15,293	(1,878)	13,415	13,616	(1,574)	12,042
Services	2,289	395	2,684	2,741	721	3,462
Total cost of sales	17,582	(1,483)	16,099	16,357	(853)	15,504

Gross profit	4,528	-	4,528	2,304	-	2,304

Operating expenses	3,885	-	3,885	3,529	-	3,529

Operating income (loss)	643	-	643	(1,225)	-	(1,225)

Other expense, net	(21)	-	(21)	(20)	-	(20)

Income (loss) before income taxes	622	-	622	(1,245)	-	(1,245)
Income tax expense (benefit)	233	-	233	(503)	-	(503)

Net income	$389	-	$389	$(742)	-	$(742)

Net income (loss) per share – basic	$0.11	-	$0.11	$(0.21)	-	$(0.21)
Weighted average shares outstanding – basic	3,485	-	3,485	3,536	-	3,536
Net income (loss) per share – diluted	$0.11	-	$0.11	$(0.21)	-	$(0.21)
Weighted average shares outstanding – diluted	3,521	-	3,521	3,536	-	3,536

3.	Use of Estimates

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

5.	Inventories

Inventories consist of the following:

	December 31, 2010	September 30, 2010
	(Amounts in thousands)
Raw materials	$1,285	$1,029
Work-in-process	606	439
Finished goods	4,283	4,394

Total	$6,174	$5,862

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31
	2010			2009
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$2	$20	$16	$2	$18
Interest cost	170	25	195	177	29	206
Expected return on plan assets	(125)	—	(125)	(116)	—	(116)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net (gain) loss	17	8	25	11	8	19

Net periodic benefit cost	$80	$35	$115	$88	$39	$127

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net (gain) loss	—	12	12	—	16	16

Net periodic benefit cost	$—	$34	$34	$—	$38	$38

8.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended December 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2010
Sales:
Product	$309	$3,467	$11	$11,505	$14,983	$15,292
Service	1,516	2,620	332	867	3,819	5,335

Total sales	1,825	6,087	343	12,372	18,802	20,627

Profit (loss) from operations	105	112	(30)	456	538	643
Assets	13,011	11,136	3,675	13,687	28,498	41,509
Capital expenditures	55	36	1	19	56	111
Depreciation and amortization	21	46	7	46	99	120

2009
Sales:
Product	$393	$3,355	$25	$9,725	$13,105	$13,498
Service	61	3,257	386	606	4,249	4,310

Total sales	454	6,612	411	10,331	17,354	17,808

Profit (loss) from operations	(1,294)	1	(5)	73	69	(1,225)
Assets	13,192	11,355	4,124	12,429	27,908	41,100
Capital expenditures	10	32	4	4	40	50
Depreciation and amortization	33	35	7	51	93	126

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

	For the Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues

	(Dollar amounts in millions)
Verio	$2.5	12%	$2.0	11%
Vodafone	$1.7	8%	$2.6	15%

9.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Balance	Gain or (loss)
	As of December 31, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,485	$—	$—	$3,485	$—

Total assets measured at fair value	$3,485	$—	$—	$3,485	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—

Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

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

10.	Common Stock Repurchase

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

Results of Operations

Overview of the three months ended December 31, 2010 Results of Operations

Highlights include:

•	Revenue increased by approximately $2.8 million, or 16%, to $20.6 million for the three months ended December 31, 2010 versus $17.8 million for the three months ended December 31, 2009.

•	For the three months ended December 31, 2010, operating income was approximately $0.6 million versus an operating loss of approximately $1.2 million for the three months ended December 31, 2009.

•	For the three months ended December 31, 2010, net income was approximately $0.4 million versus a net loss of approximately $0.7 million for the three months ended December 31, 2009.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2010 and 2009:

	December 31, 2010	% of sales	December 31, 2009	% of sales
	(Dollar amounts in thousands)
Sales	$20,627	100%	$17,808	100%
Costs and expenses:
Cost of sales	16,099	78%	15,504	87%
Engineering and development	510	3%	472	3%
Selling, general and administrative	3,375	16%	3,057	17%

Total costs and expenses	19,984	97%	19,033	107%

Operating income (loss)	643	3%	(1,225)	(7)%
Other income (expense)	(21)	—%	(20)	—%

Income (loss) before income taxes	622	3%	(1,245)	(7)%
Income tax expense	233	1%	(503)	(3)%

Net income (loss)	$389	2%	$(742)	(4)%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2010:
Product	$309	$14,983	$15,292	74%
Services	1,516	3,819	5,335	26%

Total	$1,825	$18,802	$20,627	100%

% of Total	9%	91%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2009:
Product	$393	$13,105	$13,498	76%
Services	61	4,249	4,310	24%

Total	$454	$17,354	$17,808	100%

% of Total	3%	97%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(84)	$1,878	$1,794	13%
Services	1,455	(430)	1,025	24%

Total	$1,371	$1,448	$2,819	16%

% increase	302%	8%	16%

As shown above, total revenues increased by approximately $2.8 million, or 16%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Revenue in the Systems segment increased for the current year three month period versus the prior year three month period by approximately $1.4 million, while revenues in the Service and System Integration segment increased by approximately $1.4 million, resulting in the overall increase of approximately $2.8 million.

Product revenues increased by approximately $1.8 million, or 13% for the three months ended December 31, 2010 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $1.9 million over the prior year three months, offset by a decrease in product revenues in the Systems segment of approximately $0.1 million versus the prior year three months.

The increase in the Service and System Integration segment product sales of approximately $1.9 million was due primarily to increased product sales in the U.S. division of the segment. The increase in the U.S. reflected increases in shipments to a wide spectrum of customers. Sales to our largest customer of fiscal year 2010 and the quarter ended December 31, 2010 increased by $0.5 million compared to the prior year three month period ended December 31. However, it should be noted that sales to this customer for the three months ended December 31, 2010 were approximately $2.5 million compared to the fiscal year 2010 quarterly average sales to this customer of approximately $5.6 million per quarter. The remainder of the increase was derived from more recently acquired customers, and the increase was made up of a larger number of smaller customers compared to the prior year.

As shown in the table above, service revenues increased by approximately $1.0 million, or 24%, for the three months ended December 31, 2010 compared to the comparable three month period ended December 31, 2009. Service revenue in the Systems segment increased by approximately $1.4 million, while service revenue in the Service and System Integration segment decreased by approximately $0.4 million, as shown in the table above.

The $1.4 million increase in Systems segment service revenue was substantially the result of an increase in royalty revenue from Lockheed Martin which was approximately $1.4 million for the three months ended December 31, 2010, versus no royalty revenue for the three months ended December 31, 2009.  This $1.4 million in royalty revenue recognized in the three months ended December 31, 2010, represents approximately 88% of the total royalty income we expect to recognize for all of our fiscal year ending September 30, 2011.

 The decrease in the Service and System Integration segment service revenue as shown in the table above, was driven by lower service revenues from the segment’s German and United Kingdom divisions which decreased by approximately $0.6 million and $0.1 million, respectively. These decreases were offset by an increase in services revenue from the segment’s US division of approximately $0.3 million. The decreases in service revenue from our German and United Kingdom divisions was attributed to the unfavorable economic conditions in Europe, which has resulted in reduced demand for IT project orders and/or delays in the commencement of projects.  The increase from the U.S. division was due substantially to revenue recognized on the final phase of a large IT infrastructure project which was completed during the three month period ended December 31, 2010.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	December 31, 2010%		December 31, 2009%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$14,053	68%	$10,331	58%	$3,722	36%
Europe	6,435	31%	7,083	40%	(648)	(9%)
Asia	139	1%	394	2%	(255)	(65%)

Totals	$20,627	100%	$17,808	100%	$2,819	16%

The increase in Americas revenue for the three months ended December 31, 2010 versus the three months ended December 31, 2009 was primarily the result of the increase in revenues from the U.S. operations of the Service and System Integration segment which accounted for approximately $2.0 million of the increase. Additionally, sales from the Systems segment to U.S. customers increased by approximately $1.6 million comprised primarily of royalty income described above.

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

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended December 31, 2010 and 2009:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended December 31, 2010:
Product	$245	$13,170	$13,415	83%
Services	74	2,610	2,684	17%
Total	$319	$15,780	$16,099	100%

% of Total	2%	98%	100%
% of Sales	17%	84%	78%
Gross Margins:
Product	21%	12%	12%
Services	95%	32%	50%
Total	83%	16%	22%

	Systems	Service and System Integration	Total	% of Total
For the three months ended December 31, 2009:
Product	$344	$11,698	$12,042	78%
Services	48	3,414	3,462	22%
Total	$392	$15,112	$15,504	100%

% of Total	3%	97%	100%
% of Sales	86%	87%	87%
Gross Margins:
Product	12%	11%	11%
Services	21%	20%	20%
Total	14%	13%	13%

Increase (decrease)
Product	$(99)	$1,472	$1,373	11%
Services	26	(804)	(778)	(22)%
Total	$(73)	$668	$595	4%

% Increase (decrease)	(19)%	4%	4%
% of Sales	(69)%	(3)%	(9)%
Gross Margins:
Product	9%	1%	1%
Services	74%	12%	30%
Total	69%	3%	9%

Total cost of sales increased by approximately $0.6 million when comparing the three months ended December 31, 2010 versus the three months ended December 31, 2009.   This increase in cost of sales of 4% overall, compares with an increase in sales of 16%.  The primary reason that cost of sales increased at a lower rate than the rate of increase in sales was due to the fact that $1.4 million of the increase in sales was from royalties in the Systems segment, for which there is zero cost of sales.  In addition, the sales mix in the Service and System Integration segment resulted in a lower increase in cost of sales versus the increase in sales as described below.

Cost of sales in the Systems segment decreased slightly; by approximately $0.1 million in the current year three month period versus the prior year three month period despite the fact that sales in the Systems segment increased by approximately $1.4 million.  This is due to the fact that substantially all of the increase in sales was from royalty sales to Lockheed Martin which carries no cost of sales, referred to above.

Cost of sales in the Service and System Integration segment increased by approximately $0.7 million, which is a 4% increase when comparing the current year three months versus the prior year three months. While this trend is consistent with an increase in sales over the prior year, the rate of increase of 4% is lower than the rate of increase in sales, which was 8%.  The reason for this is two-fold. First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division. And, secondly we had better utilization of service resources in the three months ended December 31, 2010 versus the prior three month period, especially in Germany, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the three months ended December 31, 2010 was 22% compared to 13% for the three months ended December 31, 2009.  The gross margin in the Systems segment improved to 83% from 14% which was driven by the royalty revenue which is referred to above.  The gross margin in the Service and System Integration segment increased from 13% for the three months ended December 31, 2009 to 16% for the three months ended December 31, 2010.  This increase in gross profit margin for the Service and System Integration segment was due to the reasons described in the paragraph above.

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

The material weaknesses were in connection with our determination that we did not sufficiently assess and apply certain aspects of ASC 605-45-45 Principal Agent Considerations, to the particular facts and circumstances of many of our revenue arrangements.  We therefore determined that this failure to accurately assess an accounting principle amounted to a material weakness in our controls over financial reporting.  As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011 and 2010.

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

CSP INC.

Date: March 1, 2012	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: March 1, 2012	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description

3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002