Form 10-Q/A
period 2011-03-31
CSP INC /MA/
filed 2012-03-02
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q/A
(Amendment No. 1)

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-10843

______________________

CSP Inc.
(Exact name of Registrant as specified in its Charter)

______________________

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

43 Manning Road
Billerica, Massachusetts 01821-3901
(978) 663-7598
(Address and telephone number of principal executive offices)
______________________

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

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	4

	Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2011 and 2010	5

	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended March 31, 2011	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission (SEC) on May 9, 2011 is being filed to restate our consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor for the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition as the gross sales value of the services. We have therefore reduced the product revenue and product cost of sales by the amount of the costs associated with these services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been reported as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.  The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters and six-month periods ended March 31, 2011 and 2010.

We have added a disclosure in Note 2 to our Consolidated Financial Statements that explains the restatement and the impact to our Consolidated Financial Statements that were originally filed.  This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 of the May 9, 2011 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our May 9, 2011 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after May 9, 2011.

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

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Sales:	(Restated)	(Restated)	(Restated)	(Restated)
Product	$12,767	$18,283	$28,058	$31,781
Services	4,862	4,568	10,198	8,878
Total sales	17,629	22,851	38,256	40,659

Cost of sales:
Product	9,961	13,986	23,376	26,028
Services	3,419	3,375	6,103	6,837
Total cost of sales	13,380	17,361	29,479	32,865

Gross profit	4,249	5,490	8,777	7,794

Operating expenses:
Engineering and development	508	430	1,018	902
Selling, general and administrative	3,310	3,411	6,685	6,468
Total operating expenses	3,818	3,841	7,703	7,370

Operating income	431	1,649	1,074	424

Other income (expense):
Foreign exchange gain (loss)	12	(3)	8	(10)
Other income (expense), net	(13)	(13)	(30)	(26)
Total other income (expense), net	(1)	(16)	(22)	(36)

Income before income taxes	430	1,633	1,052	388
Income tax expense	144	644	377	141
Net income	$286	$989	$675	$247

Net income attributable to common shareholders	$282	$979	$666	$245

Net income per share – basic	$0.08	$0.28	$0.19	$0.07

Weighted average shares outstanding – basic	3,437	3,552	3,455	3,544

Net income per share – diluted	$0.08	$0.27	$0.19	$0.07

Weighted average shares outstanding – diluted	3,471	3,581	3,491	3,573

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

The Company has restated its Consolidated Statements of Operations for the three-month and six-month periods ended March 31, 2011 and 2010  to reflect adjustments and reclassifications of revenue and cost of sales, in connection with the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition of the gross sales value of the services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been included as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.

The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters and six-month periods ended March 31, 2011 or 2010.

The tables below show the impact to the statements of operations for the restated periods.

	Three months ended March 31, 2011 (unaudited)			Three months ended March 31, 2010 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$15,726	$(2,959)	$12,767	$20,551	$(2,268)	$18,283
Services	3,483	1,379	4,862	3,370	1,198	4,568
Total sales	19,209	(1,580)	17,629	23,921	(1,070)	22,851

Cost of sales:
Product	12,457	(2,496)	9,961	15,960	(1,974)	13,986
Services	2,503	916	3,419	2,471	904	3,375
Total cost of sales	14,960	(1,580)	13,380	18,431	(1,070)	17,361
Gross profit	4,249	-	4,249	5,490	-	5,490

Operatingexpenses	3,818	-	3,818	3,841	-	3,841
Operating income	431	-	431	1,649	-	1,649
Other income (expense), net	(1)	-	(1)	(16)	-	(16)
Income before income taxes	430	-	430	1,633	-	1,633
Income tax expense	144	-	144	644	-	644
Net income	$286	-	$286	$989	-	$989

Net income per share – basic	$0.08	-	$0.08	$0.28	-	$0.28
Weighted average shares outstanding – basic	3,437	-	3,437	3,552	-	3,552
Net income per share – diluted	$0.08	-	$0.08	$0.27	-	$0.27
Weighted average shares outstanding – diluted	3,471	-	3,471	3,581	-	3,581

	Six months ended March 31, 2011 (unaudited)			Six months ended March 31, 2010 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$33,150	$(5,092)	$28,058	$35,796	$(4,015)	$31,781
Services	8,169	2,029	10,198	6,786	2,092	8,878
Total sales	41,319	(3,063)	38,256	42,582	(1,923)	40,659

Cost of sales:
Product	27,750	(4,374)	23,376	29,576	(3,548)	26,028
Services	4,792	1,311	6,103	5,212	1,625	6,837
Total cost of sales	32,542	(3,063)	29,479	34,788	(1,923)	32,865
Gross profit	8,777	-	8,777	7,794	-	7,794

Operatingexpenses	7,703	-	7,703	7,370	-	7,370
Operating income	1,074	-	1,074	424	-	424
Other income (expense), net	(22)	-	(22)	(36)	-	(36)
Income before income taxes	1,052	-	1,052	388	-	388
Income tax expense	377	-	377	141	-	141
Net income	$675	-	$675	$247	-	$247

Net income per share – basic	$0.19	-	$0.19	$0.07	-	$0.07
Weighted average shares outstanding – basic	3,455	-	3,455	3,544	-	3,544
Net income per share – diluted	$0.19	-	$0.19	$0.07	-	$0.07
Weighted average shares outstanding – diluted	3,491	-	3,491	3,573	-	3,573

3.	Use of Estimates

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$2	$20	$15	$2	$17
Interest cost	172	25	197	168	30	198
Expected return on plan assets	(126)	—	(126)	(111)	—	(111)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	17	8	25	11	7	18
Net periodic benefit cost	$81	$35	$116	$83	$39	$122

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net gain	—	12	12	—	16	16
Net periodic benefit cost	$—	$34	$34	$—	$38	$38

	For the Six Months Ended March 31
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$36	$4	$40	$31	$4	$35
Interest cost	342	50	392	345	58	403
Expected return on plan assets	(251)	—	(251)	(227)	—	(227)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	34	16	50	22	15	37
Net periodic benefit cost	$161	$70	$231	$171	$77	$248

Post Retirement:
Service cost	$—	$10	$10	$—	$9	$9
Interest cost	—	34	34	—	34	34
Amortization of net gain	—	24	24	—	33	33
Net periodic benefit cost	$—	$68	$68	$—	$76	$76

8.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$1,931	$2,785	$61	$7,990	$10,836	$12,767
Service	368	3,401	364	729	4,494	4,862
Total sales	2,299	6,186	425	8,719	15,330	17,629

Profit from operations	72	39	15	305	359	431
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	77	11	1	11	23	100
Depreciation and amortization	21	45	7	45	97	118

2010
Sales:
Product	$4,136	$2,407	$25	$11,715	$14,147	$18,283
Service	432	3,056	460	620	4,136	4,568
Total sales	4,568	5,463	485	12,335	18,283	22,851

Profit from operations	1,431	47	18	153	218	1,649
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	5	103	4	10	117	122
Depreciation and amortization	30	44	6	50	100	130

		Service and System Integration Segment
Six Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$2,240	$6,251	$72	$19,495	$25,818	$28,058
Service	1,884	6,022	696	1,596	8,314	10,198
Total sales	4,124	12,273	768	21,091	34,132	38,256

Profit (loss) from operations	186	151	(15)	752	888	1,074
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	133	47	3	28	78	211
Depreciation and amortization	41	92	14	91	197	238

2010
Sales:
Product	$4,529	$5,762	$51	$21,439	$27,252	$31,781
Service	493	6,314	845	1,226	8,385	8,878
Total sales	5,022	12,076	896	22,665	35,637	40,659

Profit from operations	136	48	14	226	288	424
Assets	13,926	10,340	4,001	13,475	27,816	41,742
Capital expenditures	15	135	9	13	157	172
Depreciation and amortization	64	79	12	102	193	257

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

	For the Three Months Ended				For the Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Vodafone	$3.2	18%	$2.3	10%	$4.8	13%	$4.9	12%
Verio	$1.8	10%	$5.8	25%	$4.3	11%	$7.8	19%
Raytheon	$0.1	― %	$3.7	16%	$0.1	― %	$3.8	9%

9.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of March 31, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,488	$—	$—	$3,488	$—
Total assets measured at fair value	$3,488	$—	$—	$3,488	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—
Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

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

Results of Operations

Overview of the six months ended March 31, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $2.4 million, or 6%, to $38.3 million for the six months ended March 31, 2011 versus $40.7 million for the six months ended March 31, 2010.

•	For the six months ended March 31, 2011, operating income was approximately $1.1 million versus operating income of approximately $0.4 million for the six months ended March 31, 2010.

•	For the six months ended March 31, 2011, net income was approximately $0.7 million versus net income of approximately $0.2 million for the six months ended March 31, 2010.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2011 and 2010:

	March 31, 2011	% of sales	March 31, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$38,256	100%	$40,659	100%
Costs and expenses:
Cost of sales	29,479	77%	32,865	81%
Engineering and development	1,018	3%	902	2%
Selling, general and administrative	6,685	17%	6,468	16%
Total costs and expenses	37,182	97%	40,235	99%

Operating income	1,074	3%	424	1%
Other expense	(22)	—%	(36)	—%

Income before income taxes	1,052	3%	388	1%
Income tax expense	377	1%	141	—%
Net income	$675	2%	$247	1%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2011:
Product	$2,240	$25,818	$28,058	73%
Services	1,884	8,314	10,198	27%
Total	$4,124	$34,132	$38,256	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2010:
Product	$4,529	$27,252	$31,781	78%
Services	493	8,385	8,878	22%
Total	$5,022	$35,637	$40,659	100%
% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(2,289)	$(1,434)	$(3,723)	(12)%
Services	1,391	(71)	1,320	15%
Total	$(898)	$(1,505)	$(2,403)	(6)%
% decrease	(18)%	(4)%	(6)%

As shown above, total revenues decreased by approximately $2.4 million, or 6%, for the six months ended March 31, 2011 compared to the same period of fiscal year 2010. Revenues in the Systems segment decreased for the current year six month period versus the prior year six month period by approximately $0.9 million, while revenues in the Service and System Integration segment decreased by approximately $1.5 million, resulting in the overall decrease of approximately $2.4 million.

Product revenues decreased by approximately $3.7 million, or 12%, for the six months ended March 31, 2011 compared to the comparable period of fiscal 2010. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $2.3 million over the prior year six months, and a decrease in product revenues in the Service and System Integration segment of approximately $1.4 million versus the prior year six months.

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

The decrease in the Service and System Integration segment product sales of approximately $1.4 million was due primarily to a decrease in product sales in the U.S. division of the segment of approximately $1.9 million, offset by an increase in this segment’s German division of approximately $0.5 million.

In the US division, product sales to our two largest customers decreased by a total of approximately $5.5 million, consisting of a decrease in sales to our largest customer of $3.5 million and a decrease in product sales to our second largest customer of approximately $2.0 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure. These decreases were partially offset by an increase in product sales to a large number of smaller customers, with smaller deal sizes than the sales to those larger customers. In Germany, sales volume was up $0.8 million in constant dollars versus the prior year. This constant dollar increase in sales was due primarily to an increase in sales to one of our largest telecommunications customers. Offsetting these increases in sales was the unfavorable impact of currency fluctuation of approximately $0.3 million affecting a stronger US dollar versus the Euro for the six months ended March 31, 2011 versus 2010.

As shown in the table above, service revenues increased by approximately $1.3 million for the six months ended March 31, 2011 compared to the comparable six months of fiscal 2010. This increase in service revenue was substantially all within the Systems segment, reflecting an increase in royalty revenue from a large US defense program supplier which was approximately $1.6 million for the six months ended March 31, 2011, versus approximately $0.2 million for the six months ended March 31, 2010.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Six Months Ended
	March 31, 2011%		March 31, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$22,901	60%	$26,390	65%	$(3,489)	(13%)
Europe	13,219	34%	13,308	33%	(89)	(1%)
Asia	2,136	6%	961	2%	1,175	122%
Totals	$38,256	100%	$40,659	100%	$(2,403)	(6)%

The decrease in Americas revenue for the six months ended March 31, 2011 versus the six months ended March 31, 2010 was primarily the result of the changes in revenues described above in the Systems segment relating to product and services sales to US defense programs, which accounted for approximately $2.1 million of the decrease and the decreases in sales to customers in the Americas from the U.S. division of our Service and System Integration segment, which accounted for the remaining $1.4 million of the decrease.

The decrease in sales in Europe was primarily the result of the higher sales from the German division of the Service and System Integration segment which accounted for approximately $0.2 million in increased sales to Europe, offset by decreases in sales to European customers of approximately $0.2 million and $0.1 million from the US and UK divisions of the Service and System Integration segment, respectively. The increase in Asia sales was the result of the increase in sales described above to our existing customer which supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the six months ended March 31, 2011:
Product	$995	$22,381	$23,376	79%
Services	137	5,966	6,103	21%
Total	$1,132	$28,347	$29,479	100%

% of Total	4%	96%	100%
% of Sales	27%	83%	77%
Gross Margins:
Product	56%	13%	17%
Services	93%	28%	40%
Total	73%	17%	23%

	Systems	Service and System Integration	Total	% of Total
For the six months ended March 31, 2010:
Product	$1,928	$24,100	$26,028	79%
Services	150	6,687	6,837	21%
Total	$2,078	$30,787	$32,865	100%

% of Total	6%	94%	100%
% of Sales	41%	86%	81%
Gross Margins:
Product	57%	12%	18%
Services	70%	20%	23%
Total	59%	14%	19%

Decrease
Product	$(933)	$(1,719)	$(2,652)	(10)%
Services	(13)	(721)	(734)	(11)%
Total	$(946)	$(2,440)	$(3,386)	(10)%

% Decrease	(46)%	(8)%	(10)%
% of Sales	(14)%	(3)%	(4)%
Gross Margins:
Product	(1)%	1%	(1)%
Services	23%	8%	17%
Total	14%	3%	4%

Total cost of sales decreased by approximately $3.4 million when comparing the six months ended March 31, 2011 versus the six months ended March 31, 2010.   This decrease in cost of sales of 10% overall, compares with a decrease in sales of 6%.  The primary reason that cost of sales decreased by a proportionally higher amount than the decrease in sales was due in large part to the fact that royalty revenue in the Systems segment increased by approximately $1.4 million. There is zero cost of sales on royalty revenue.  In addition, the sales mix in the Service and System Integration segment resulted in a greater decrease in cost of sales versus the decrease in sales, as shown in the tables above and described in more detail below.

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

Cost of sales in the Service and System Integration segment decreased by approximately $2.4 million, which is an 8% decrease when comparing the current year six months versus the prior year six months. While this trend is consistent with the decrease in sales over the prior year, the rate of decrease of 8% is greater than the rate of decrease in sales, which was 4%.  The reason for this is two-fold.  First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the six months ended March 31, 2011 versus the prior year six month period, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the six months ended March 31, 2011 was 23% compared to 19% for the six months ended March 31, 2010.  The gross margin in the Systems segment improved to 73% from 59% which was driven by the royalty revenue which is referred to above.  The gross margin in the Service and System Integration segment increased from 14% for the six months ended March 31, 2010 to 17% for the six months ended March 31, 2011.  This increase in gross profit margin for the Service and System Integration segment was due to the reasons described in the preceding paragraph.

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

Overview of the three months ended March 31, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $5.2 million, or 23%, to $17.6 million for the three months ended March 31, 2011 versus $22.9 million for the three months ended March 31, 2010.

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

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2011 and 2010:

	March 31, 2011	% of sales	March 31, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$17,629	100%	$22,851	100%
Costs and expenses:
Cost of sales	13,380	76%	17,361	76%
Engineering and development	508	3%	430	2%
Selling, general and administrative	3,310	19%	3,411	15%
Total costs and expenses	17,198	98%	21,202	93%

Operating income	431	2%	1,649	7%
Other expense	(1)	—%	(16)	—%

Income before income taxes	430	2%	1,633	7%
Income tax expense	144	1%	644	3%

Net income	$286	1%	$989	4%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2011:
Product	$1,931	$10,836	$12,767	72%
Services	368	4,494	4,862	28%
Total	$2,299	$15,330	$17,629	100%
% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2010:
Product	$4,136	$14,147	$18,283	80%
Services	432	4,136	4,568	20%
Total	$4,568	$18,283	$22,851	100%
% of Total	20%	80%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(2,205)	$(3,311)	$(5,516)	(30)%
Services	(64)	358	294	6%
Total	$(2,269)	$(2,953)	$(5,222)	(23)%
% decrease	(50)%	(16)%	(23)%

As shown above, total revenues decreased by approximately $5.2 million, or 23%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Revenue in the Systems segment decreased for the current year three month period versus the prior year three month period by approximately $2.3 million, while revenues in the Service and System Integration segment decreased by approximately $3.0 million, resulting in the overall decrease of approximately $5.2 million.

Product revenues decreased by approximately $5.5 million, or 30% for the three months ended March 31, 2011 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $2.2 million and a decrease in product revenues in the Service and System Integration segment of approximately $3.3 million for the three month period ended March 31, 2011 versus the three month period ended March 31, 2010.

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

The decrease in the Service and System Integration segment product sales of approximately $3.3 million was due primarily to a decrease in product sales in the U.S. division of the segment of $3.6 million, offset by an increase in this segment’s German division of approximately $0.4 million.

In the US division, product sales to the two largest customers of the division, decreased by a total of approximately $5.2 million, which was primarily the result of a decrease in sales to our largest customer of $4.0 million and a decrease in sales to our second largest customer of approximately $1.2 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years, due to lost customers and a general leveling off of the size of their infrastructure. These decreases in sales to the division’s two largest customers were offset by a net increases to all other customers of $1.6 million. In Germany, the $0.4 million increase was due primarily to increased sales to one of our largest telecommunications customers.

As shown in the table above, service revenues increased by approximately $0.3 million, or 6%.  The decrease shown above in service revenue in the Systems segment was due to services provided in the prior year  in connection with the two large system sales referred to above, which did not recur in the three month period ended March 31, 2011.   In the Service and System Integration segment, the $0.3 million increase was from modest increases in service revenue in both the US and German divisions, of approximately $0.1 million in each of those two divisions.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	March 31, 2011%		March 31, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$8,848	50%	$16,058	70%	$(7,210)	(45)%
Europe	6,784	39%	6,225	27%	559	9%
Asia	1,997	12%	568	3%	1,429	252%
Totals	$17,629	100%	$22,851	100%	$(5,222)	(23)%

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

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended March 31, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended March 31, 2011:
Product	$750	$9,211	$9,961	74%
Services	63	3,356	3,419	26%
Total	$813	$12,567	$13,380	100%

% of Total	6%	95%	100%
% of Sales	35%	82%	76%
Gross Margins:
Product	61%	15%	22%
Services	83%	25%	30%
Total	65%	18%	24%

	Systems	Service and System Integration	Total	% of Total
For the three months ended March 31, 2010:
Product	$1,584	$12,402	$13,986	80%
Services	102	3,273	3,375	20%
Total	$1,686	$15,675	$17,361	100%

% of Total	10%	90%	100%
% of Sales	37%	86%	76%
Gross Margins:
Product	62%	12%	24%
Services	76%	21%	26%
Total	63%	14%	24%

Increase (decrease)
Product	$(834)	$(3,191)	$(4,025)	(29)%
Services	(39)	83	44	1%
Total	$(873)	$(3,108)	$(3,981)	(23)%

% Decrease	(52)%	(20)%	(23)%
% of Sales	(2)%	(3)%	1%
Gross Margins:
Product	(1)%	3%	(2)%
Services	7%	4%	4%
Total	2%	4%	― %

Total cost of sales decreased by approximately $4.0 million when comparing the three months ended March 31, 2011 versus the three months ended March 31, 2010.   This decrease in cost of sales of 23% overall, is consistent with the decrease in sales of 23% overall, as described previously.

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

In the Service and System Integration segment, the improvement in the gross profit margin from 14% to 18% was due to a better mix of sales of  higher margin networking products, higher value services being delivered and smaller deal size in the current year three month period ended March 31 versus the prior year.

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
_____________

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