Form 10-Q/A
period 2011-06-30
CSP INC /MA/
filed 2012-03-02
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 1)
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

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	4

	Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2011 and 2010	5

	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended June 30, 2011	6

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (SEC) on August 9, 2011 is being filed to restate our consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor for the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition as the gross sales value of the services. We have therefore reduced the product revenue and product cost of sales by the amount of the costs associated with these services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been reported as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.  The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters and nine-month periods ended June 30, 2011 and 2010.

We have added a disclosure in Note 2 to our Consolidated Financial Statements that explains the restatement and the impact to our Consolidated Financial Statements that were originally filed.  This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 of the August 9, 2011 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our August 9, 2011 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after August 9, 2011.

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

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
Sales:
Product	$14,726	$21,013	$42,784	$52,793
Services	4,063	5,998	14,261	14,877
Total sales	18,789	27,011	57,045	67,670

Cost of sales:
Product	12,256	18,812	35,631	44,840
Services	2,912	3,303	9,016	10,140
Total cost of sales	15,168	22,115	44,647	54,980

Gross profit	3,621	4,896	12,398	12,690

Operating expenses:
Engineering and development	442	498	1,460	1,401
Selling, general and administrative	3,450	3,740	10,135	10,207
Total operating expenses	3,892	4,238	11,595	11,608

Operating income (loss)	(271)	658	803	1,082

Other income (expense):
Foreign exchange gain (loss)	(9)	(6)	-	(16)
Other income (expense), net	(24)	(4)	(55)	(30)
Net other income (expense)	(33)	(10)	(55)	(46)
Income (loss) before income taxes	(304)	648	748	1,036
Income tax expense (benefit)	(90)	27	287	168
Net income (loss)	$(214)	$621	$461	$868
Net income (loss) attributable to common shareholders	$(211)	$614	$455	$860
Net income (loss) per share – basic	$(0.06)	$0.17	$0.13	$0.24
Weighted average shares outstanding – basic	3,428	3,548	3,446	3,545
Net income (loss) per share – diluted	$(0.06)	$0.17	$0.13	$0.24
Weighted average shares outstanding – diluted	3,428	3,574	3,485	3,574

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

The Company has restated its Consolidated Statements of Operations for the three-month and nine-month periods ended June 30, 2011 and 2010  to reflect adjustments and reclassifications of revenue and cost of sales, in connection with the identification of sales that are maintenance and support services provided by third parties where the Company is not the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services as opposed to recognition of the gross sales value of the services.  In addition, the Company identified certain other services provided pursuant to third party contracts for which the Company is the primary obligor and reported these services correctly at the gross sales value; however these services were reported as product revenue and should have been included as service revenue. We have therefore, reclassified both the revenue and cost of sales for these services from product revenue and product cost of sales to service revenue and service cost of sales.

The adjustments made to the restated financial statements referred to above did not affect gross profit, income before taxes, net income, cash flow, total assets, total liabilities, retained earnings or total shareholder equity as of or for the quarters and nine-month periods ended June 30, 2011 and 2010.

The tables below show the impact to the statements of operations for the restated periods.

	Three months ended June 30, 2011 (unaudited)			Three months June 30, 2010 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$16,416	$(1,690)	$14,726	$23,753	$(2,740)	$21,013
Services	3,265	798	4,063	4,815	1,183	5,998
Total sales	19,681	(892)	18,789	28,568	(1,557)	27,011

Cost of sales:
Product	13,690	(1,434)	12,256	21,153	(2,341)	18,812
Services	2,370	542	2,912	2,519	784	3,303
Total cost of sales	16,060	(892)	15,168	23,672	(1,557)	22,115

Gross profit	3,621	-	3,621	4,896	-	4,896

Operatingexpenses	3,892	-	3,892	4,238	-	4,238
Operating income	(271)	-	(271)	658	-	658
Other income (expense), net	(33)	-	(33)	(10)	-	(10)
Income before income taxes	(304)	-	(304)	648	-	648
Income tax expense	(90)	-	(90)	27	-	27
Net income	$(214)	-	$(214)	$621	-	$621

Net income per share – basic	$(0.06)	-	$(0.06)	$0.17	-	$0.17
Weighted average shares outstanding – basic	3,428	-	3,428	3,548	-	3,548
Net income per share – diluted	$(0.06)	-	$(0.06)	$0.17	-	$0.17
Weighted average shares outstanding – diluted	3,428	-	3,428	3,574	-	3,574

	Nine months ended June 30, 2011 (unaudited)			Nine months ended June 30, 2010 (unaudited)
	As reported	Restatement Adjustment	Restated	As reported	Restatement Adjustment	Restated
	(Amounts in thousands except for per share data)
Sales:
Product	$49,566	$(6,782)	$42,784	$59,549	$(6,756)	$52,793
Services	11,434	2,827	14,261	11,601	3,276	14,877
Total sales	61,000	(3,955)	57,045	71,150	(3,480)	67,670

Cost of sales:
Product	41,440	(5,809)	35,631	50,729	(5,889)	44,840
Services	7,162	1,854	9,016	7,731	2,409	10,140
Total cost of sales	48,602	(3,955)	44,647	58,460	(3,480)	54,980

Gross profit	12,398	-	12,398	12,690	-	12,690

Operatingexpenses	11,595	-	11,595	11,608	-	11,608

Operating income	803	-	803	1,082	-	1,082

Other income (expense), net	(55)	-	(55)	(46)	-	(46)

Income before income taxes	748	-	748	1,036	-	1,036
Income tax expense	287	-	287	168	-	168
Net income	$461	-	$461	$868	-	$868

Net income per share – basic	$0.13	-	$0.13	$0.24	-	$0.24
Weighted average shares outstanding – basic	3,446	-	3,446	3,545	-	3,545
Net income per share – diluted	$0.13	-	$0.13	$0.24	-	$0.24
Weighted average shares outstanding – diluted	3,485	-	3,485	3,574	-	3,574

3.	Use of Estimates

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$3	$21	$14	$2	$16
Interest cost	176	25	201	159	29	188
Expected return on plan assets	(128)	—	(128)	(106)	—	(106)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	18	7	25	10	8	18
Net periodic benefit cost	$84	$35	$119	$77	$39	$116

Post Retirement:
Service cost	$—	$5	$5	$—	$5	$5
Interest cost	—	17	17	—	17	17
Amortization of net gain	—	12	12	—	16	16
Net periodic benefit cost	$—	$34	$34	$—	$38	$38

	For the Nine Months Ended June 30
	2011			2010
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$54	$8	$62	$44	$7	$51
Interest cost	518	74	592	504	87	591
Expected return on plan assets	(379)	—	(379)	(333)	—	(333)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	52	23	75	33	22	55
Net periodic benefit cost	$245	$105	$350	$248	$116	$364

Post Retirement:
Service cost	$—	$15	$15	$—	$14	$14
Interest cost	—	51	51	—	52	52
Amortization of net gain	—	35	35	—	48	48
Net periodic benefit cost	$—	$101	$101	$—	$114	$114

8.	Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
Three Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$1,323	$3,230	$68	$10,105	$13,403	$14,726
Service	152	2,787	347	777	3,911	4,063
Total sales	1,475	6,017	415	10,882	17,314	18,789
Profit (loss) from operations	(810)	63	15	461	539	(271)
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	10	12	9	7	28	38
Depreciation and amortization	24	46	7	46	99	123

2010
Sales:
Product	$313	$1,522	$-	$19,178	$20,700	$21,013
Service	1,741	2,747	356	1,154	4,257	5,998
Total sales	2,054	4,269	356	20,332	24,957	27,011
Profit (loss) from operations	55	(159)	(35)	797	603	658
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	10	58	15	33	106	116
Depreciation and amortization	27	37	7	52	96	123

		Service and System Integration Segment
Nine Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2011
Sales:
Product	$3,563	$9,481	$140	$29,600	$39,221	$42,784
Service	2,036	8,809	1,043	2,373	12,225	14,261
Total sales	5,599	18,290	1,183	31,973	51,446	57,045
Profit (loss) from operations	(624)	213	-	1,214	1,427	803
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	142	59	12	36	107	249
Depreciation and amortization	66	138	21	137	296	362

2010
Sales:
Product	$4,842	$7,284	$49	$40,618	$47,951	$52,793
Service	2,234	9,062	1,201	2,380	12,643	14,877
Total sales	7,076	16,346	1,250	42,998	60,594	67,670
Profit from operations	191	(111)	(21)	1,023	891	1,082
Assets	14,111	9,114	3,704	17,626	30,444	44,555
Capital expenditures	25	193	24	46	263	288
Depreciation and amortization	90	116	20	154	290	380

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

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(Dollar amounts in millions)
Vodafone	$1.5	8%	$1.0	4%	$6.3	11%	$5.9	9%
Verio	$4.5	24%	$9.7	36%	$8.8	15%	$17.5	26%
Atos	$2.2	12%	$0.5	2%	$4.5	8%	$2.3	3%

9.	Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of June 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,491	$—	$—	$3,491	$—
Total assets measured at fair value	$3,491	$—	$—	$3,491	$—

	As of September 30, 2010
	(Amounts in thousands)
Assets:
Money Market funds	$3,482	$—	$—	$3,482	$—
Total assets measured at fair value	$3,482	$—	$—	$3,482	$—

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

11.	Income Taxes

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

Results of Operations

Overview of the nine months ended June 30, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $10.6 million, or 16%, to $57.0 million for the nine months ended June 30, 2011 versus $67.6 million for the nine months ended June 30, 2010.

•	For the nine months ended June 30, 2011, operating income was approximately $0.8 million versus operating income of approximately $1.1 million for the nine months ended June 30, 2010.

•	For the nine months ended June 30, 2011, net income was approximately $0.5 million versus net income of approximately $0.9 million for the nine months ended June 30, 2010.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2011 and 2010:

	June 30, 2011	% of sales	June 30, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$57,045	100%	$67,670	100%
Costs and expenses:
Cost of sales	44,647	78%	54,980	81%
Engineering and development	1,460	3%	1,401	2%
Selling, general and administrative	10,135	18%	10,207	15%
Total costs and expenses	56,242	99%	66,588	98%
Operating income	803	1%	1,082	2%
Other expense	(55)	—%	(46)	—%
Income before income taxes	748	1%	1,036	2%
Income tax expense	287	—%	168	1%
Net income	$461	1%	$868	1%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2011:
Product	$3,563	$39,221	$42,784	75%
Services	2,036	12,225	14,261	25%
Total	$5,599	$51,446	$57,045	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2010:
Product	$4,842	$47,951	$52,793	78%
Services	2,234	12,643	14,877	22%
Total	$7,076	$60,594	$67,670	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$(1,279)	$(8,730)	$(10,009)	(19)%
Services	(198)	(418)	(616)	(4)%
Total	$(1,477)	$(9,148)	$(10,625)	(16)%
% decrease	(21)%	(15)%	(16)%

As shown above, total revenues decreased by approximately $10.6 million, or 16%, for the nine months ended June 30, 2011 compared to the same period of fiscal year 2010. Revenues in the Systems segment decreased for the current year nine month period versus the prior year nine month period by approximately $1.5 million, while revenues in the Service and System Integration segment decreased by approximately $9.1 million, resulting in the overall decrease of approximately $10.6 million.

Product revenues decreased by approximately $10.0 million, or 19%, for the nine months ended June 30, 2011 compared to the comparable period of fiscal 2010. This change in product revenues was made up of a decrease in product revenues in the Systems segment of approximately $1.3 million over the prior year nine months, and a decrease in product revenues in the Service and System Integration segment of approximately $8.7 million versus the prior year nine months.

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

The decrease in the Service and System Integration segment product sales of approximately $9.1 million was due to a decrease in product sales in the U.S. division of the segment of approximately $11.0 million, offset by an increase in this segment’s German division of approximately $2.2 million.

In the US division, product sales to our two largest customers decreased by a total of approximately $11.5 million, consisting of a decrease in sales to our largest customer of approximately $8.6 million and a decrease in product sales to our second largest customer of approximately $2.9 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years due to lost customers and a general leveling off of the size of their infrastructure.  In Germany, product sales volume was up $2.1 million in constant dollars versus the prior year. This constant dollar increase in sales was due primarily to an increase in sales to one of our largest systems integration customers. The remainder of the increases in sales was due to the favorable impact of currency fluctuation of approximately $0.1 million affecting a weaker US dollar versus the Euro for the nine months ended June 30, 2011 versus 2010.

As shown in the table above, service revenues decreased by approximately $0.6 million for the nine months ended June 30, 2011 compared to the comparable nine months of fiscal 2010. The Systems segment service revenue decrease  reflects a decrease in royalty revenue from a large US defense program supplier.  The decrease in service revenue in the Service and System Integration segment occurred in our European region and was due to overall weaker demand for our services in those markets.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Nine Months Ended
	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$34,976	61%	$48,537	71%	$(13,561)	(28)%
Europe	19,656	35%	18,113	27%	1,543	9%
Asia	2,413	4%	1,020	2%	1,393	137%
Totals	$57,045	100%	$67,670	100%	$(10,625)	(16)%

The decrease in Americas revenue for the nine months ended June 30, 2011 versus the nine months ended June 30, 2010 was primarily the result of the changes in revenues described above in the Systems segment relating to product and services sales to US defense programs, which accounted for approximately $2.9 million of the decrease and the decreases in sales to customers in the Americas from the U.S. division of our Service and System Integration segment, which accounted for the remaining $10.7 million of the decrease.

The increase in sales in Europe was primarily the result of the higher sales described above from the German division of the Service and System Integration segment which accounted for approximately $1.9 million in increased sales to Europe, offset by decreases in sales to European customers of approximately $0.3 million and $0.1 million from the US and UK divisions of the Service and System Integration segment, respectively. The increase in Asia sales was the result of the increase in sales described above to our existing customer which supplies a large Japanese defense program.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the nine months ended June 30, 2011:
Product	$1,614	$34,017	$35,631	80%
Services	239	8,777	9,016	20%
Total	$1,853	$42,794	$44,647	100%
% of Total	4%	96%	100%
% of Sales	33%	83%	78%
Gross Margins:
Product	55%	13%	17%
Services	88%	28%	37%
Total	67%	17%	22%

	Systems	Service and System Integration	Total	% of Total
For the nine months ended June 30, 2010:
Product	$2,216	$42,624	$44,840	82%
Services	267	9,873	10,140	18%
Total	$2,483	$52,497	$54,980	100%
% of Total	5%	95%	100%
% of Sales	35%	87%	81%
Gross Margins:
Product	54%	11%	15%
Services	88%	22%	32%
Total	65%	13%	19%

Decrease
Product	$(602)	$(8,607)	$(9,209)	(21)%
Services	(28)	(1,096)	(1,124)	(11)%
Total	$(630)	$(9,703)	$(10,333)	(19)%
% Decrease	(25)%	(18)%	(19)%
% of Sales	(2)%	(4)%	(3)%
Gross Margins:
Product	1%	2%	2%
Services	-%	6%	5%
Total	2%	4%	3%

Total cost of sales decreased by approximately $10.3 million when comparing the nine months ended June 30, 2011 versus the nine months ended June 30, 2010.   This decrease in cost of sales of 19% overall, compares with a decrease in sales of 16%.

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

Cost of sales in the Service and System Integration segment decreased by approximately $9.7 million, which is an 18% decrease when comparing the current year nine months versus the prior year nine months. While this trend is relatively consistent with the decrease in sales over the prior year, the rate of decrease of 18% is greater than the rate of decrease in sales, which was 15%.  The reason for this is two-fold.  First, on the product sales side we experienced smaller deal size with better margins (i.e., higher relative prices per unit).  In the prior year, a higher percentage of our sales were to higher-volume-lower-margin customers, particularly in the US division.  Secondly, we had better utilization of service resources in the nine months ended June 30, 2011 versus the prior year nine-month period, which resulted in lower cost as a percent of revenue.

The overall gross profit margin for the nine months ended June 30, 2011 was 22% compared to 19% for the nine months ended June 30, 2010.  The gross margin in the Systems segment improved to 67% from 65% as described above.  The gross margin in the Service and System Integration segment increased from 13% for the nine months ended June 30, 2010 to 17% for the nine months ended June 30, 2011.  This increase in gross profit margin for the Service and System Integration segment was also due to the reasons described in the preceding paragraph.

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

Overview of the three months ended June 30, 2011 Results of Operations

Highlights include:

•	Revenue decreased by approximately $8.2 million, or 30%, to $18.8 million for the three months ended June 30, 2011 versus $27.0 million for the three months ended June 30, 2010.

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

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2011 and 2010:

	June 30, 2011	% of sales	June 30, 2010	% of sales
	(Dollar amounts in thousands)
Sales	$18,789	100%	$27,011	100%
Costs and expenses:
Cost of sales	15,168	81%	22,115	82%
Engineering and development	442	2%	498	2%
Selling, general and administrative	3,450	18%	3,740	14%
Total costs and expenses	19,060	101%	26,353	98%
Operating income	(271)	(1)%	658	2%
Other expense	(33)	—%	(10)	—%
Income (loss) before income taxes	(304)	(2)%	648	2%
Income tax expense (benefit)	(90)	1%	27	—%
Net income (loss)	$(214)	(1)%	$621	2%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2011:
Product	$1,323	$13,403	$14,726	78%
Services	152	3,911	4,063	22%
Total	$1,475	$17,314	$18,789	100%
% of Total	8%	92%	100%
	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2010:
Product	$313	$20,700	$21,013	78%
Services	1,741	4,257	5,998	22%
Total	$2,054	$24,957	$27,011	100%
% of Total	8%	92%	100%
	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$1,010	$(7,297)	$(6,287)	(30)%
Services	(1,589)	(346)	(1,935)	(32)%
Total	$(579)	$(7,643)	$(8,222)	(30)%
% decrease	(28)%	(31)%	(30)%

As shown above, total revenues decreased by approximately $8.2 million, or 30%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Revenue in the Systems segment decreased for the current year three month period versus the prior year three month period by approximately $0.6 million, while revenues in the Service and System Integration segment decreased by approximately $7.6 million, resulting in the overall decrease of approximately $8.2 million.

Product revenues decreased by approximately $6.3 million, or 30% for the three months ended June 30, 2011 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of a decrease in product revenues in the Service and System Integration segment of approximately $7.3 million and an offsetting increase in product revenues in the Systems segment of approximately $1.0 million for the three month period ended June 30, 2011 versus the three month period ended June 30, 2010.

The increase in product revenues in the Systems segment of approximately $1.0 million was from the sale of parts, components and spares into existing programs for both US and Japanese defense department customers.

The decrease in the Service and System Integration segment product sales of approximately $7.3 million was due primarily to a decrease in product sales in the U.S. division of the segment of $9.0 million, offset by an increase in this segment’s German division of approximately $1.7 million.

In the US division, product sales to the two largest customers of the division, decreased by a total of approximately $6.0 million. The decrease in sales to our largest customer was $5.2 million and a decrease in sales to our second largest customer was approximately $0.7 million. These customers are both IT managed service providers, which did not require the level of expansion of capacity as in prior years, due to lost customers and a general leveling off of the size of their infrastructure.  In addition, sales to a large hotel for the build out of its unified communications network of $1.6 million, in the quarter ended June 30, 2010, did not recur in 2011. We also had a decrease in sales to a large law firm customer of approximately $0.5 million.  Decreases in sales to other customers made up for the remaining $1.3 million difference.

In Germany, the $1.7 million increase was due to the favorable foreign currency exchange fluctuation from the weaker US dollar versus the Euro in the three months ended June 30, 2011 versus June 30, 2010, which accounted for $0.4 million of the increase.  The remaining $1.3 million increase in sales was due primarily to higher sales volume to our large systems integrator customer, which Modcomp Germany supplies as a subcontractor.

As shown in the table above, service revenues decreased by approximately $1.9 million, or 32%.  The decrease of $1.6 million in the Systems segment was entirely the result of royalty revenues from a large US defense contractor which we received in the three months ended June 30, 2010.  We realized a similar amount of royalty revenue during the first half of fiscal 2011, however we did not realize any royalty revenue in the three month period ended June 30, 2011. The decrease in service revenue in the Service and System  Integration segment occurred substantially in the US division of the segment, and was due to a large desktop support engagement at one of our large banking customers in the FY2010 three month period which did not recur in the FY2011 three month period.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$12,075	64%	$22,148	82%	$(10,073)	(45)%
Europe	6,437	34%	4,805	18%	1,632	34%
Asia	277	2%	58	-%	219	378%
Totals	$18,789	100%	$27,011	100%	$(8,222)	(30)%

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

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended June 30, 2011 and 2010:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three months ended June 30, 2011:
Product	$619	$11,636	$12,255	81%
Services	102	2,811	2,913	19%
Total	$721	$14,447	$15,168	100%
% of Total	5%	95%	100%
% of Sales	49%	83%	81%
Gross Margins:
Product	53%	13%	17%
Services	33%	28%	28%
Total	51%	17%	19%

	Systems	Service and System Integration	Total	% of Total
For the three months ended June 30, 2010:
Product	$288	$18,524	$18,812	85%
Services	117	3,186	3,303	15%
Total	$405	$21,710	$22,115	100%
% of Total	2%	98%	100%
% of Sales	20%	87%	82%
Gross Margins:
Product	8%	11%	10%
Services	93%	25%	45%
Total	80%	13%	18%

Increase (decrease)
Product	$331	$(6,888)	$(6,557)	(35)%
Services	(15)	(375)	(390)	(12)%
Total	$316	$(7,263)	$(6,947)	(31)%
% Increase (decrease)	78%	(33)%	(31)%
% of Sales	29%	(4)%	(1)%
Gross Margins:
Product	45%	2%	7%
Services	(60)%	3%	(17)%
Total	(29)%	4%	1%

Total cost of sales decreased by approximately $6.9 million when comparing the three months ended June 30, 2011 versus the three months ended June 30, 2010.   This decrease in cost of sales of 31% overall, is consistent with the decrease in sales of 30% overall, as described previously.  The resulting higher profit margin of 19% for the three months ended June 30, 2011 versus 18% for 2010, was due to several factors.

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

In the Service and System Integration segment, the improvement in the gross profit margin from 13% to 17% was due to a better mix of sales of higher margin networking products, higher value services being delivered and smaller deal size in the current year three month period ended June 30 versus the prior year.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the nine months ended June 30, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2010	7,940	$4.53	7,940
November 1-30, 2010	9,500	$4.52	9,500
December 1-31, 2010	28,221	$3.98	28,221
January 1-31, 2011	44,393	$3.98	44,393
February 1-28, 2011	3,543	$4.01	3,543
March 1-31, 2011	3,000	$4.20	3,000
April 1-30, 2011	—	$—	—
May 1-31, 2011	4,145	$4.47	4,145
June 1-30, 2011	8,692	$4.36	8,692
Total	109,434	$4.12	109,434	285,122
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