Form 10-Q
period 2012-03-31
CSP INC /MA/
filed 2012-05-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012.

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

As of May 7, 2012, the registrant had 3,432,554 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,833	$15,874
Accounts receivable, net of allowances of $278 and $302	14,215	13,148
Inventories	5,960	6,777
Refundable income taxes	120	231
Deferred income taxes	104	158
Other current assets	2,862	1,690
Total current assets	38,094	37,878
Property, equipment and improvements, net	947	833

Other assets:
Intangibles, net	533	574
Deferred income taxes	633	663
Cash surrender value of life insurance	3,098	2,918
Other assets	225	242
Total other assets	4,489	4,397
Total assets	$43,530	$43,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,758	$12,103
Deferred revenue	4,162	2,937
Pension and retirement plans	691	709
Income taxes payable	160	121
Total current liabilities	15,771	15,870
Pension and retirement plans	9,085	9,056
Other long term liabilities	299	286
Total liabilities	25,155	25,212

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,432 and 3,417 shares, respectively	34	34
Additional paid-in capital	10,867	10,880
Retained earnings	13,446	12,885
Accumulated other comprehensive loss	(5,972)	(5,903)
Total shareholders’ equity	18,375	17,896
Total liabilities and shareholders’ equity	$43,530	$43,108

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Sales:
Product	$12,125	$12,767	$27,279	$28,058
Services	6,904	4,862	12,843	10,198
Total sales	19,029	17,629	40,122	38,256

Cost of sales:
Product	10,610	9,961	23,375	23,376
Services	3,704	3,419	7,209	6,103
Total cost of sales	14,314	13,380	30,584	29,479

Gross profit	4,715	4,249	9,538	8,777

Operating expenses:
Engineering and development	474	508	857	1,018
Selling, general and administrative	3,572	3,310	7,248	6,685
Total operating expenses	4,046	3,818	8,105	7,703
Operating income	669	431	1,433	1,074

Other income (expense):
Foreign exchange gain (loss)	(10)	12	(26)	8
Other income (expense), net	(26)	(13)	(44)	(30)
Total other income (expense), net	(36)	(1)	(70)	(22)
Income before income taxes	633	430	1,363	1,052
Income tax expense	191	144	460	377
Net income	$442	$286	$903	$675
Net income attributable to common stockholders	$434	$282	$888	$666
Net income per share – basic	$0.13	$0.08	$0.26	$0.19
Weighted average shares outstanding – basic	3,363	3,437	3,360	3,455
Net income per share – diluted	$0.13	$0.08	$0.26	$0.19
Weighted average shares outstanding – diluted	3,401	3,471	3,398	3,491

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2012:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income

Balance as of September 30, 2011	3,417	$34	$10,880	$12,885	$(5,903)	$17,896
Comprehensive income (loss):
Net income	—	—	—	903	—	903	$903
Other comprehensive income:
Effect of foreign currency translation	—	—	—	—	(69)	(69)	(69)
Total comprehensive income							$834
Stock-based compensation	—	—	13	—	—	13
Purchase of common stock	(23)	—	(81)	—	—	(81)
Restricted stock issuance	38	—	55	—	—	55
Cash dividends on common stock ($0.10 per share)	—	—	—	(342)	—	(342)
Balance as of March 31, 2012	3,432	$34	$10,867	$13,446	$(5,972)	$18,375

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$903	$675
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	181	182
Amortization of intangibles	41	56
Loss on disposal of fixed assets, net	—	3
Foreign exchange loss (gain)	26	(8)
Non-cash changes in accounts receivable	32	34
Stock-based compensation expense on stock options and restricted stock awards	69	92
Deferred income taxes	82	—
Increase in cash surrender value of life insurance	(43)	(41)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,103)	(202)
(Increase) decrease in inventories	827	(2,442)
Decrease in refundable income taxes	110	502
Increase in other current assets	(1,169)	(601)
Decrease in other assets	17	52
Increase (decrease) in accounts payable and accrued expenses	(1,368)	386
Increase in deferred revenue	1,219	509
Increase (decrease) in pension and retirement plans liability	(53)	83
Increase in income taxes payable	38	127
Increase in other long term liabilities	14	—
Net cash used in operating activities	(177)	(593)

Cash flows from investing activities:
Life insurance premiums paid	(137)	(137)
Purchases of property, equipment and improvements	(295)	(211)
Net cash used in investing activities	(432)	(348)

Cash flows from financing activities:
Dividends paid	(342)	—
Proceeds from issuance of shares under employee stock purchase plan	—	75
Purchase of common stock	(81)	(395)
Net cash used in financing activities	(423)	(320)
Effects of exchange rate on cash	(9)	102
Net decrease in cash and cash equivalents	(1,041)	(1,159)
Cash and cash equivalents, beginning of period	15,874	15,531
Cash and cash equivalents, end of period	$14,833	$14,372

Supplementary cash flow information:
Cash paid for income taxes	$326	$251
Cash paid for interest	$85	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Amounts in thousands except per share data)
Net income	$442	$286	$903	$675
Less: Net income attributable to nonvested common stock	8	4	15	9
Net income attributable to common stockholders	$434	$282	$888	$666

Weighted average total shares outstanding – basic	3,425	3,492	3,417	3,504
Less: weighted average non-vested shares outstanding	62	55	57	49
Weighted average number of common shares outstanding – basic	3,363	3,437	3,360	3,455
Potential common shares from non-vested stock awards and the assumed exercise of stock options	38	34	38	36
Weighted average common shares outstanding – diluted	3,401	3,471	3,398	3,491

Net income per share – basic	$0.13	$0.08	$0.26	$0.19
Net income per share – diluted	$0.13	$0.08	$0.26	$0.19

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three and six months ended March 31, 2012, 195,000 and 200,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.           Inventories

Inventories consist of the following:

	March 31, 2012	September 30, 2011
	(Amounts in thousands)
Raw materials	$1,363	$886
Work-in-process	675	539
Finished goods	3,922	5,352
Total	$5,960	$6,777

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met of approximately $1.6 million and $3.4 million as of March 31, 2012 and September 30, 2011, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.3 million and $4.3 million as of March 31, 2012 and September 30, 2011, respectively.

5.          Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Net income	$442	$286	$903	$675
Effect of foreign currency translation	45	102	(69)	41
Minimum pension liability	—	—	—	—
Comprehensive income (loss)	$487	$388	$834	$716

The components of Accumulated Other Comprehensive Loss are as follows:

	March 31, 2012	September 30, 2011
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,297)	$(2,228)
Additional minimum pension liability	(3,675)	(3,675)
Accumulated Other Comprehensive Loss	$(5,972)	$(5,903)

6.           Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2011 and for the six months ended March 31, 2012.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$3	$18	$18	$2	$20
Interest cost	178	20	198	172	25	197
Expected return on plan assets	(104)	—	(104)	(126)	—	(126)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	22	8	30	17	8	25
Net periodic benefit cost	$111	$31	$142	$81	$35	$116

Post Retirement:
Service cost	$—	$—	$—	$—	$5	$5
Interest cost	—	18	18	—	17	17
Amortization of net gain	—	17	17	—	12	12
Net periodic benefit cost	$—	$35	$35	$—	$34	$34

	For the Six Months Ended March 31,
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$32	$5	$37	$36	$4	$40
Interest cost	357	42	399	342	50	392
Expected return on plan assets	(209)	—	(209)	(251)	—	(251)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	44	15	59	34	16	50
Net periodic benefit cost	$224	$62	$286	$161	$70	$231

Post Retirement:
Service cost	$—	$—	$—	$—	$10	$10
Interest cost	—	36	36	—	34	34
Amortization of net gain	—	35	35	—	24	24
Net periodic benefit cost	$—	$71	$71	$—	$68	$68

7.          Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Three Months Ended March 31	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$223	$3,968	$718	$7,216	$11,902	$12,125
Service	2,141	3,703	292	768	4,763	6,904
Total sales	2,364	7,671	1,010	7,984	16,665	19,029
Profit from operations	443	164	91	(29)	226	669
Assets	12,628	16,523	2,571	11,808	30,902	43,530
Capital expenditures	88	90	6	26	122	210
Depreciation and amortization	25	42	7	38	87	112

2011
Sales:
Product	$1,931	$2,785	$61	$7,990	$10,836	$12,767
Service	368	3,401	364	729	4,494	4,862
Total sales	2,299	6,186	425	8,719	15,330	17,629
Profit from operations	72	39	15	305	359	431
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	77	11	1	11	23	100
Depreciation and amortization	21	45	7	45	97	118

		Service and System Integration Segment
For the Six Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$1,462	$7,819	$1,071	$16,927	$25,817	$27,279
Service	3,248	7,290	608	1,697	9,595	12,843
Total sales	4,710	15,109	1,679	18,624	35,412	40,122
Profit from operations	471	439	117	406	962	1,433
Assets	12,628	16,523	2,571	11,808	30,902	43,530
Capital expenditures	117	116	25	37	178	295
Depreciation and amortization	48	81	14	79	174	222

2011
Sales:
Product	$2,240	$6,251	$72	$19,495	$25,818	$28,058
Service	1,884	6,022	696	1,596	8,314	10,198
Total sales	4,124	12,273	768	21,091	34,132	38,256
Profit (loss) from operations	186	151	(15)	752	888	1,074
Assets	13,335	13,150	3,847	13,075	30,072	43,407
Capital expenditures	133	47	3	28	78	211
Depreciation and amortization	41	92	14	91	197	238

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six month periods ended March 31, 2012, and 2011.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$5.8	30%	$3.2	18%	$10.3	26%	$4.8	13%
Customer B	$1.5	8%	$1.8	10%	$6.7	17%	$4.3	11%
Customer C	$2.2	12%	$0.3	1%	$3.4	9%	$1.7	4%

8.           Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of March 31, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,495	$—	$—	$3,495	$—
Total assets measured at fair value	$3,495	$—	$—	$3,495	$—

	As of September 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,493	$—	$—	$3,493	$—
Total assets measured at fair value	$3,493	$—	$—	$3,493	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.  The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of March 31, 2012 or September 30, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2012 or September 30, 2011.

9.          Common Stock Repurchase

Pursuant to prior authorizations by the Board of Directors, the Company repurchased approximately 23 thousand shares of its outstanding common stock during the six months ended March 31, 2012.  As of March 31, 2012, approximately 205 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

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

Results of Operations

Overview of the six months ended March 31, 2012 Results of Operations

Highlights include:

•	Revenue increased by approximately $1.9 million, or 5%, to $40.1 million for the six months ended March 31, 2012 versus $38.3 million for the six months ended March 31, 2011.

•
For the six months ended March 31, 2012, we had an operating profit of approximately $1.4 million versus an operating profit of approximately $1.1 million for the six months ended March 31, 2011, for an increase of approximately $0.4 million, or 33% in our operating result.

•
For the six months ended March 31, 2012, net income was approximately $0.9 million versus net income of approximately $0.7 million for the six months ended March 31, 2011, for an increase of approximately $0.2 million, or 34%.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2012 and 2011:

	March 31, 2012	% of sales	March 31, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$40,122	100%	$38,256	100%
Costs and expenses:
Cost of sales	30,584	76%	29,479	77%
Engineering and development	857	2%	1,018	3%
Selling, general and administrative	7,248	19%	6,685	17%
Total costs and expenses	38,689	97%	37,182	97%
Operating income	1,433	3%	1,074	3%
Other expense	(70)	—%	(22)	—%
Income before income taxes	1,363	3%	1,052	3%
Income tax expense	460	1%	377	1%
Net income	$903	2%	$675	2%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2012:
Product	$1,462	$25,817	$27,279	68%
Services	3,248	9,595	12,843	32%
Total	$4,710	$35,412	$40,122	100%
% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% of Total
For the Six Months Ended March 31, 2011:
Product	$2,240	$25,818	$28,058	73%
Services	1,884	8,314	10,198	27%
Total	$4,124	$34,132	$38,256	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(778)	$(1)	$(779)	(3)%
Services	1,364	1,281	2,645	26%
Total	$586	$1,280	$1,866	5%
% increase	14%	4%	5%

As shown above, total revenues increased by approximately $1.9 million, or 5%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011.  Revenue in the Systems segment increased for the current year six month period versus the prior year six month period by approximately $0.6 million, while revenues in the Service and System Integration segment increased by approximately $1.3 million.

Product revenues decreased by approximately $0.8 million, or 3%, for the six months ended March 31, 2012 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment were unchanged while in the Systems segment product revenue decreased by approximately $0.8 million for the six month period ended March 31, 2012 versus the six month period ended March 31, 2011.

While product sales in the Service and System Integration segment  were unchanged overall, in the U.S. division of the segment, product sales decreased by approximately $2.6 million, offset by increases in sales in this segment’s German division of approximately $1.6 million and in the UK division of approximately $1.0 million.

In the US division, product sales to the largest customer of the division, increased by approximately $1.8 million, and sales to a newly acquired IT infrastructure hosting company customer increased by an additional $1.0 million.  However, sales to several other customers decreased by a total of approximately $5.4 million, resulting in the net decrease of $2.6 million. In Germany, the $1.6 million increase was driven primarily by increased sales to the division’s largest customer, while the increase in sales in the UK division was the result of increased third party product sales versus the prior year.

The decrease in product revenues in the Systems segment of approximately $0.8 million was due to a decrease in sales to our Japanese defense department customer of approximately $1.2 million, offset by an increase of $0.4 million from the sale of parts, components and spares to existing US defense department customers.

As shown in the table above, service revenues increased by approximately $2.6 million, or 26%.  This increase was made up of an increase in the Service and System Integration segment of approximately $1.3 million and an increase in the Systems segment of $1.3 million. The increase in service revenues in the Service and System Integration segment was primarily from the German division’s largest customer, in connection with a large IT security services project. The increase in the Systems segment service revenue was due to higher royalty income recorded in the six months ended March 31, 2012 which was approximately $3.0 million versus $1.6 million for the six months ended March 31, 2011.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the six months ended,
	March 31, 2012%		March 31, 2011%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$21,918	55%	$22,901	60%	$(983)	(4)%
Europe	17,321	43%	13,219	34%	4,102	31%
Asia	883	2%	2,136	6%	(1,253)	(59)%
Totals	$40,122	100%	$38,256	100%	$1,866	5%

The decrease in Americas revenue for the six months ended March 31, 2012 versus the  six months ended March 31, 2011 was primarily the result of the fluctuations described above in the Systems segment and the US division of the Service and System Integration segment.

The increase in sales in Europe was primarily the result of the higher sales described above from the German and UK divisions of the Service and System Integration segment. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the six months ended March 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2012:
Product	$1,077	$22,298	$23,375	76%
Services	127	7,082	7,209	24%
Total	$1,204	$29,380	$30,584	100%
% of Total	4%	96%	100%
% of Sales	26%	83%	76%
Gross Margins:
Product	26%	14%	14%
Services	96%	26%	44%
Total	74%	17%	24%

For the Six Months Ended March 31, 2011:
Product	$995	$22,381	$23,376	79%
Services	137	5,966	6,103	21%
Total	$1,132	$28,347	$29,479	100%
% of Total	4%	96%	100%
% of Sales	27%	83%	77%
Gross Margins:
Product	56%	13%	17%
Services	93%	28%	40%
Total	73%	17%	23%

Increase (decrease)
Product	$82	$(83)	$(1)	—%
Services	(10)	1,116	1,106	18%
Total	$72	$1,033	$1,105	4%
% Increase	6%	4%	4%
% of Sales	(1)%	—%	(1)%
Gross Margins:
Product	(30)%	1%	(3)%
Services	3%	(2)%	4%
Total	1%	—%	1%

Total cost of sales increased by approximately $1.1 million when comparing the six months ended March 31, 2012 versus the six months ended March 31, 2011.   This increase in cost of sales of 4% overall, is consistent with the increase in sales of 5% overall as described previously.  The resulting higher gross profit margin ("GPM") of 24% for the six months ended March 31, 2012 versus 23% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall GPM was 17% for the six months ended March 31, 2012 versus 17% for the prior year six  month period.  Product GPM in the segment increased from 13% for the six  months ended March 31, 2011, to 14% for the six  months ended March 31, 2012, while the segment’s service GPM decreased from 28% to 26%.  The product GPM increase was due to a more favorable product mix in the current year six month periods versus the prior year.  Current year product sales included more networking and data security products as opposed to sales of servers and other lower margin products in the prior year six month period in both the US and German divisions.  The decrease in service GPM in the Service and System Integration segment from 28% for the six month period ended March 31, 2011 to 26% for the six months ended March 31, 2012 was due to several factors including greater use of contractors versus in-house resources particularly in Germany and lower third party maintenance revenue for which the Company is not the primary obliger, in the six months ended March 31, 2012 versus the six months ended March 31, 2011. (Note, third party maintenance for which the company is not the primary obliger is recorded at net value, with no cost of sales.)

In the Systems segment, the overall GPM increased from 73% to 74% as shown in the table above.  This was because in the current year six month period, royalty revenue, which carries a 100% GPM, made up a much greater percentage of total revenue (63%), versus the prior year six month period royalty revenue which was 40% of total revenue.  Offsetting the favorable GPM impact of the greater royalty revenue in the current year six month period, however, was the impact of significantly lower product GPM in the current six month period versus the prior year.  As shown in the table above, the GPM on product sales was only 26% for the current year six month period versus the prior year product GPM of 56%.  The reason for this is because in the current six month period the low volume of production and product sales resulted in insufficient absorption of fixed factory overhead, therefore these fixed costs were proportionately higher versus production and sales volume, which resulted in the low GPM on product sales in the current year six month period.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2012 and 2011:

	For the six months ended,
	March 31, 2012	% of Total	March 31, 2011	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$857	100%	$1,018	100%	$(161)	(16)%
Service and System Integration	—	—	—	—	—	—
Total	$857	100%	$1,018	100%	$(161)	(16)%

The $0.2 million  decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2012 and 2011:

	For the six months ended,
	March 31, 2012	% of Total	March 31, 2011	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,178	30%	$1,788	27%	$390	22%
Service and System Integration	5,070	70%	4,897	73%	173	4%
Total	$7,248	100%	$6,685	100%	$563	8%

The increase in SG&A expense in both segments was primarily the result of an increase in bonus and commission expense owing to the more favorable revenue,  gross profit and overall operating results for the six months ended March 31, 2012 versus the comparable period in the prior year.

Other Income/Expenses

The following table details our other income/expenses for the six months ended March 31, 2012 and 2011:

	For the six months ended,
	March 31, 2012	March 31, 2011	Decrease
	(Amounts in thousands)
Interest expense	$(43)	$(43)	$—
Interest income	16	16	—
Foreign exchange gain (loss)	(26)	8	(34)
Other income (expense), net	(17)	(3)	(14)
Total other expense, net	$(70	$(22)	$(48)

Other income (expense), net, for the six month periods ended March 31, 2012 and 2011was not significant nor was the change from the prior year six month period to that of the current year.

Overview of the three months ended March 31, 2012 Results of Operations

Highlights include:

•	Revenue increased by approximately $1.4 million, or 8%, to $19.0 million for the three months ended March 31, 2012 versus $17.6 million for the three months ended March 31, 2011.

•
For the three months ended March 31, 2012, we had an operating profit of approximately $0.7 million versus operating profit of approximately $0.4 million for the three months ended March 31, 2011, for an increase of approximately $0.2 million, or 55% in our operating result.

•
For the three months ended March 31, 2012, net income was approximately $0.4 million versus net income of approximately $0.3 million for the three months ended March 31, 2011, for an increase of approximately $0.2 million, or 55%.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2012 and 2011:

	March 31, 2012	% of sales	March 31, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$19,029	100%	$17,629	100%
Costs and expenses:
Cost of sales	14,314	75%	13,380	76%
Engineering and development	474	2%	508	3%
Selling, general and administrative	3,572	19%	3,310	19%
Total costs and expenses	18,360	96%	17,198	98%
Operating income	669	3%	431	2%
Other expense	(36)	—%	(1)	—%
Income before income taxes	633	3%	430	2%
Income tax expense	191	1%	144	1%
Net income	$442	2%	$286	1%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2012:
Product	$223	$11,902	$12,125	64%
Services	2,141	4,763	6,904	36%
Total	$2,364	$16,665	$19,029	100%
% of Total	12%	88%	100%

For the Three Months Ended March 31, 2011:	Systems	Service and System Integration	Total	% of Total
Product	$1,931	$10,836	$12,767	72%
Services	368	4,494	4,862	28%
Total	$2,299	$15,330	$17,629	100%
% of Total	13%	87%	100%

Increase (Decrease)	Systems	Service and System Integration	Total	% increase (decrease)
Product	$(1,708)	$1,066	$(642)	(5)%
Services	1,773	269	2,042	42%
Total	$65	$1,335	$1,400	8%
% increase	3%	9%	8%

As shown above, total revenues increased by approximately $1.4 million, or 8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Revenue in the Systems segment increased for the current year three month period versus the prior year three month period by approximately $0.1 million, while revenues in the Service and System Integration segment increased by approximately $1.3 million.

Product revenues decreased by approximately $0.6 million, or 5%, for the three months ended March 31, 2012 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $1.1 million and an offsetting decrease in product revenues in the Systems segment of approximately $1.7 million for the three month period ended March 31, 2012 versus the three month period ended March 31, 2011.

The increase in the Service and System Integration segment product sales of approximately $1.1 million was due primarily to an increase in sales in this segment’s German division of approximately $1.2 million and in the UK division of approximately $0.7 million, offset by a decrease in product sales in the US division of the segment of approximately $0.8 million.

In Germany, the $1.2 million increase was driven primarily by increased sales to the division’s largest customer, while the increase in sales in the UK division was the result of increased third party product sales versus the prior year.  In the US division, product sales to existing customers declined by approximately $2.3 million, while new customer sales increased by approximately $1.5 million, resulting in the overall decrease in product sales of $0.8 million.

The decrease in product revenues in the Systems segment of approximately $1.7 million  resulted primarily from lower sales to our Japanese defense department customer which decreased by $1.9 million when comparing the quarter ended March 31, 2012 to  the  quarter ended March 31, 2011.  Sale of parts, components and spares into existing programs to our  US defense department customers increased by approximately $0.2 million.

As shown in the table above, service revenues increased by approximately $2.0 million, or 42%.  This  increase was made up of an increase in Systems segment service revenues of approximately $1.8 million  and an increase in Service and System Integration segment service revenues of approximately of approximately $0.3 million.  The increase in Systems segment service revenues was due to royalty income recorded in the three months ended March 31, 2012 of approximately $2.0 million versus royalty revenue of approximately $0.2 million for the three months ended March 31, 2011.  In the Service and System Integration segment service revenue in the German division increased by approximately $0.3 million from services provided to the division largest customer, in connection with a large IT security services project.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended
	March 31, 2012%		March 31, 2011%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$10,104	53%	$8,848	50%	$1,256	14%
Europe	8,856	47%	6,784	39%	2,072	31%
Asia	69	—%	1,997	11%	(1,928)	(97)%
Totals	$19,029	100%	$17,629	100%	$1,400	8%

The increase in Americas revenue for the three months ended March 31, 2012 versus the three months ended March 31, 2011 was primarily the result of the higher royalty revenue in the  Systems segment which accounts for an increase of approximately $1.8 million, and increases in components and spares sales into existing programs to our US defense department customers which increased by approximately $0.2 million, offset by the total decrease in sales of the US division of the Service and System Integration segment of approximately $0.7 million.

The increase in sales in Europe was primarily the result of the higher sales described above from the German and UK divisions of the Service and System Integration segment. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program, as described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended March 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2012:
Product	$250	$10,360	$10,610	74%
Services	71	3,633	3,704	26%
Total	$321	$13,993	$14,314	100%
% of Total	2%	98%	100%
% of Sales	14%	84%	75%
Gross Margins:
Product	(12)%	13%	12%
Services	97%	24%	46%
Total	86%	16%	25%

For the Three Months Ended March 31, 2011:
Product	$750	$9,211	$9,961	74%
Services	63	3,356	3,419	26%
Total	$813	$12,567	$13,380	100%
% of Total	6%	94%	100%
% of Sales	35%	82%	76%
Gross Margins:
Product	61%	15%	22%
Services	83%	25%	30%
Total	65%	18%	24%

Increase (decrease)
Product	$(500)	$1,149	$649	7%
Services	8	277	285	8%
Total	$(492)	$1,426	$934	7%
% Increase (decrease)	(61)%	11%	7%
% of Sales	(21)%	2%	(1)%
Gross Margins:
Product	(73)%	(2)%	(10)%
Services	14%	(1)%	16%
Total	21%	(2)%	1%

Total cost of sales increased by approximately $0.9 million when comparing the three months ended March 31, 2012 versus the three months ended March 31, 2011.   This increase in cost of sales of 7% overall is consistent with the increase in sales of 8% overall as described previously.  The resulting higher profit margin of 25% for the three months ended March 31, 2012 versus 24% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall gross margin was 16% for the three months ended March 31, 2012 versus 18% for the prior year three month period.  Product gross margin in the segment decreased from 15% for the three months ended March 31, 2011, to 13% for the three months ended March 31, 2012, while the segment’s service gross margin decreased from 25% to 24% .  The product gross margin decrease was due to a less favorable product mix in the current year quarter versus the prior year.  Prior year product sales included more networking and data security products versus more sales of servers and other lower margin products in the current year quarter primarily in the US division of the segment.  The decrease in service gross margin in the Service and System Integration segment was due to greater use of contractors versus in-house resources particularly in Germany in the quarter ended March 31, 2012 versus the quarter ended March 31, 2011, and lower volume of third party maintenance contract revenue in the current quarter versus the prior year period.

In the Systems segment, the gross profit margin increased from 65% to 86% as shown in the table above.  This was primarily the result of higher royalty revenue, which carries a 100% gross margin, in the current quarter versus the  prior year period as described above.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	% of total	March 31, 2011	% of total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$474	100%	$508	100%	$(34)	(7)%
Service and System Integration	—	—	—	—	—	—
Total	$474	100%	$508	100%	$(34)	(7)%

The decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	% of total	March 31, 2011	% of total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,126	32%	$906	27%	$220	24%
Service and System Integration	2,446	68%	2,404	73%	42	2%
Total	$3,572	100%	$3,310	100%	$262	8%

The increase in SG&A expense in both segments was primarily the result of an increase in bonus and commission expense owing to the more favorable revenue,  gross profit and overall operating results for the three months ended March 31, 2012 versus the comparable period in the prior year.

Other Income/Expenses

The following table details our other income/expenses for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	11	9	2
Foreign exchange gain (loss)	(12)	12	(24)
Other income (expense), net	(14)	(1)	(13)
Total other expense, net	$(36)	$(1)	$(35)

Other income (expense), net, for the three month periods ended March 31, 2012 and 2011 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded  income tax expense of approximately $0.2 million for the quarter ended March 31, 2012 reflecting an effective income tax rate of 30% compared to income tax expense of approximately $0.1 million for the quarter ended March 31, 2011, which reflected an effective income tax rate of 33%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $1.0 million to $14.8 million as of March 31, 2012 from $15.9 million as of September 30, 2011. At March 31, 2012, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant uses of cash for the six months ended March 31, 2012 included an increase in accounts receivable of approximately $1.1 million, an increase in other assets of approximately $1.2 million, a decrease in A/P and accrued expenses of approximately $1.4 million and payment of dividends of approximately $0.3 million.  Offsetting these uses of cash, significant sources of cash were net income of approximately $0.9 million, a decrease in inventories of approximately $0.8 million and an increase in deferred revenue of approximately $1.2 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $5.6 million as of March 31, 2012 and September 30, 2011. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the six months ended March 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2011	6,914	$3.47	6,914
November 1-30, 2011	1,500	$3.50	1,500
December 1-31, 2011	8,413	$3.44	8,413
January 1-31, 2012	5,895	$3.34	5,895
February 1-29, 2012	—	—	—
March 1-31, 2012	700	$3.84	700
Total	23,422	$3.44	23,422	205,403

(1)
All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 12 of our audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 6. Exhibits

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 11, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2012 and 2011, (c) our Consolidated Statement of Shareholders’ Equity for the Six Months Ended March 31, 2012, (d) our Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 14, 2012	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: May 14, 2012	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 11, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2012 and 2011, (c) our Consolidated Statement of Shareholders’ Equity for the Six Months Ended March 31, 2012, (d) our Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*Filed Herewith