Form 10-Q
period 2012-06-30
CSP INC /MA/
filed 2012-08-10
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

As of August 7, 2012, the registrant had 3,428,676 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,037	$15,874
Accounts receivable, net of allowances of $181 and $302	14,146	13,148
Inventories	6,378	6,777
Refundable income taxes	187	231
Deferred income taxes	104	158
Other current assets	3,136	1,690
Total current assets	41,988	37,878
Property, equipment and improvements, net	905	833

Other assets:
Intangibles, net	513	574
Deferred income taxes	612	663
Cash surrender value of life insurance	3,127	2,918
Other assets	221	242
Total other assets	4,473	4,397
Total assets	$47,366	$43,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,477	$12,103
Deferred revenue	3,722	2,937
Pension and retirement plans	672	709
Income taxes payable	226	121
Total current liabilities	19,097	15,870
Pension and retirement plans	8,835	9,056
Other long term liabilities	417	286
Total liabilities	28,349	25,212

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,428 and 3,417 shares, respectively	34	34
Additional paid-in capital	10,882	10,880
Retained earnings	14,220	12,885
Accumulated other comprehensive loss	(6,119)	(5,903)
Total shareholders’ equity	19,017	17,896
Total liabilities and shareholders’ equity	$47,366	$43,108

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales:
Product	$16,328	$14,726	$43,607	$42,784
Services	6,026	4,063	18,869	14,261
Total sales	22,354	18,789	62,476	57,045

Cost of sales:
Product	13,899	12,255	37,274	35,631
Services	3,226	2,913	10,435	9,016
Total cost of sales	17,125	15,168	47,709	44,647

Gross profit	5,229	3,621	14,767	12,398

Operating expenses:
Engineering and development	444	442	1,301	1,460
Selling, general and administrative	3,580	3,450	10,828	10,135
Total operating expenses	4,024	3,892	12,129	11,595
Operating income (loss)	1,205	(271)	2,638	803

Other (expense):
Foreign exchange (loss)	(5)	(9)	(31)	—
Other (expense), net	(27)	(24)	(71)	(55)
Total other (expense), net	(32)	(33)	(102)	(55)
Income (loss) before income taxes	1,173	(304)	2,536	748
Income tax expense (benefit)	399	(90)	859	287
Net income (loss)	$774	$(214)	$1,677	$461
Net income (loss) attributable to common stockholders	$759	$(211)	$1,647	$455
Net income (loss) per share – basic	$0.23	$(0.06)	$0.49	$0.13
Weighted average shares outstanding – basic	3,366	3,428	3,362	3,446
Net income (loss) per share – diluted	$0.22	$(0.06)	$0.48	$0.13
Weighted average shares outstanding – diluted	3,418	3,428	3,405	3,485

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2012:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income
Balance as of September 30, 2011	3,417	$34	$10,880	$12,885	$(5,903)	$17,896
Comprehensive income (loss):
Net income	—	—	—	1,677	—	1,677	$1,677
Other comprehensive income:
Effect of foreign currency translation	—	—	—	—	(216)	(216)	(216)
Total comprehensive income							$1,461
Stock-based compensation	—	—	16	—	—	16
Purchase of common stock	(28)	—	(96)	—	—	(96)
Restricted stock issuance	39	—	82	—	—	82
Cash dividends on common stock ($0.10 per share)	—	—	—	(342)	—	(342)
Balance as of June 30, 2012	3,428	$34	$10,882	$14,220	$(6,119)	$19,017

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$1,677	$461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	278	277
Amortization of intangibles	62	85
Loss on disposal of fixed assets, net	—	3
Foreign exchange loss	31	—
Non-cash changes in accounts receivable	(120)	(12)
Stock-based compensation expense on stock options and restricted stock awards	99	129
Deferred income taxes	84	—
Increase in cash surrender value of life insurance	(69)	(59)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,213)	2,212
Decrease in inventories	383	295
Decrease in refundable income taxes	36	410
Increase in other current assets	(1,550)	(449)
Decrease in other assets	17	54
Increase (decrease) in accounts payable and accrued expenses	2,650	(1,322)
Increase in deferred revenue	909	149
Increase (decrease) in pension and retirement plans liability	(80)	58
Increase (decrease) in income taxes payable	105	(143)
Increase in other long term liabilities	132	271
Net cash provided by operating activities	3,431	2,419

Cash flows from investing activities:
Life insurance premiums paid	(140)	(140)
Purchases of property, equipment and improvements	(373)	(249)
Net cash used in investing activities	(513)	(389)

Cash flows from financing activities:
Dividends paid	(342)	—
Proceeds from issuance of shares under employee stock purchase plan	—	74
Purchase of common stock	(96)	(448)
Net cash used in financing activities	(438)	(374)
Effects of exchange rate on cash	(317)	295
Net increase in cash and cash equivalents	2,163	1,951
Cash and cash equivalents, beginning of period	15,874	15,531
Cash and cash equivalents, end of period	$18,037	$17,482

Supplementary cash flow information:
Cash paid for income taxes	$613	$267
Cash paid for interest	$85	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Amounts in thousands except per share data)
Net income (loss)	$774	$(214)	$1,677	$461
Less: Net income (loss) attributable to nonvested common stock	15	(3)	30	6
Net income (loss) attributable to common stockholders	$759	$(211)	$1,647	$455

Weighted average total shares outstanding – basic	3,433	3,484	3,422	3,497
Less: weighted average non-vested shares outstanding	67	56	60	51
Weighted average number of common shares outstanding – basic	3,366	3,428	3,362	3,446
Potential common shares from non-vested stock awards and the assumed exercise of stock options	52	—	43	39
Weighted average common shares outstanding – diluted	3,418	3,428	3,405	3,485

Net income (loss) per share – basic	$0.23	$(0.06)	$0.49	$0.13
Net income (loss) per share – diluted	$0.22	$(0.06)	$0.48	$0.13

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the three and nine months ended June 30, 2012, 195,000 and 198,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	June 30, 2012	September 30, 2011
	(Amounts in thousands)
Raw materials	$1,196	$886
Work-in-process	1,238	539
Finished goods	3,944	5,352
Total	$6,378	$6,777

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $1.0 million and $3.4 million as of June 30, 2012 and September 30, 2011, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.4 million and $4.3 million as of June 30, 2012 and September 30, 2011, respectively.

5.        Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended		For the nine months ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Net income (loss)	$774	$(214)	$1,677	$461
Effect of foreign currency translation	(147)	115	(216)	156
Minimum pension liability	—	—	—	—
Comprehensive income (loss)	$627	$(99)	$1,461	$617

 The components of Accumulated Other Comprehensive Loss are as follows:

	June 30, 2012	September 30, 2011
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,444)	$(2,228)
Additional minimum pension liability	(3,675)	(3,675)
Accumulated Other Comprehensive Loss	$(6,119)	$(5,903)

6.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2011 and for the nine months ended June 30, 2012.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$3	$18	$18	$3	$21
Interest cost	178	20	198	176	25	201
Expected return on plan assets	(105)	—	(105)	(128)	—	(128)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	22	8	30	18	7	25
Net periodic benefit cost	$110	$31	$141	$84	$35	$119

Post Retirement:
Service cost	$—	$—	$—	$—	$5	$5
Interest cost	—	18	18	—	17	17
Amortization of net gain	—	17	17	—	12	12
Net periodic benefit cost	$—	$35	$35	$—	$34	$34

	For the Nine Months Ended June 30,
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$47	$8	$55	$54	$8	$62
Interest cost	534	62	596	518	74	592
Expected return on plan assets	(313)	—	(313)	(379)	—	(379)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	66	23	89	52	23	75
Net periodic benefit cost	$334	$93	$427	$245	$105	$350

Post Retirement:
Service cost	$—	$—	$—	$—	$15	$15
Interest cost	—	53	53	—	51	51
Amortization of net gain	—	53	53	—	35	35
Net periodic benefit cost	$—	$106	$106	$—	$101	$101

7.        Segment Information

The following table presents certain operating segment information.

	Service and System Integration Segment

For the Three Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$1,132	$5,179	$227	$9,790	$15,196	$16,328
Service	2,159	2,869	353	645	3,867	6,026
Total sales	3,291	8,048	580	10,435	19,063	22,354
Profit (loss) from operations	874	44	30	257	331	1,205
Assets	14,266	15,049	3,644	14,407	33,100	47,366
Capital expenditures	13	46	—	19	65	78
Depreciation and amortization	30	43	6	39	88	118

2011
Sales:
Product	$1,323	$3,230	$68	$10,105	$13,403	$14,726
Service	152	2,787	347	777	3,911	4,063
Total sales	1,475	6,017	415	10,882	17,314	18,789
Profit (loss) from operations	(810)	63	15	461	539	(271)
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	9	12	9	7	28	37
Depreciation and amortization	24	46	7	46	99	123

	Service and System Integration Segment

For the Nine Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$2,594	$12,998	$1,298	$26,717	$41,013	$43,607
Service	5,407	10,159	961	2,342	13,462	18,869
Total sales	8,001	23,157	2,259	29,059	54,475	62,476
Profit from operations	1,345	483	147	663	1,293	2,638
Assets	14,266	15,049	3,644	14,407	33,100	47,366
Capital expenditures	130	162	25	56	243	373
Depreciation and amortization	78	124	20	118	262	340

2011
Sales:
Product	$3,563	$9,481	$140	$29,600	$39,221	$42,784
Service	2,036	8,809	1,043	2,373	12,225	14,261
Total sales	5,599	18,290	1,183	31,973	51,446	57,045
Profit (loss) from operations	(624)	213	—	1,214	1,427	803
Assets	12,508	13,699	3,890	11,333	28,922	41,430
Capital expenditures	142	59	12	36	107	249
Depreciation and amortization	66	138	21	137	296	362

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine month periods ended June 30, 2012, and 2011.

	For the Three Months Ended				For the nine months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$2.0	9%	$1.5	8%	$12.2	20%	$6.3	11%
Customer B	$3.5	16%	$4.5	24%	$10.2	16%	$8.8	15%
Customer C	$0.6	3%	$2.2	12%	$2.6	4%	$4.5	8%
Customer D	$2.6	12%	$—	—%	$3.3	5%	$—	—%

8.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of June 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,497	$—	$—	$3,497	$—
Total assets measured at fair value	$3,497	$—	$—	$3,497	$—

	As of September 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,493	$—	$—	$3,493	$—
Total assets measured at fair value	$3,493	$—	$—	$3,493	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.  The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of June 30, 2012 or September 30, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2012 or September 30, 2011.

9.        Common Stock Repurchase

Pursuant to prior authorizations by the Board of Directors, the Company repurchased approximately 28 thousand shares of its outstanding common stock during the nine months ended June 30, 2012.  As of June 30, 2012, approximately 201 thousand shares remain authorized for repurchase under the Company’s stock repurchase program.

10.           Dividend

On January 12, 2012, our Board of Directors declared a cash dividend of $0.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date.  On August 7, 2012, our board of directors declared a cash dividend of $0.12 per share payable on August 31, 2012 to stockholders of record as of August 23, 2012, the record date.

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

As of June 30, 2012, the total amount of uncertain tax liabilities was $417 thousand, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
	(Amounts in thousands)
Beginning balance	$299	$—
Increases in tax positions in the current year	104	271
Settlements	—	—
Lapse in statute of limitations	—	—
Accrued penalties and interest	14	—
Balance, end of period	$417	$271

	For the Nine Months Ended June 30, 2012	For the Nine Months Ended June 30, 2011
	(Amounts in thousands)
Balance, beginning of year	$285	$—
Increases in tax positions in the current year	104	271
Settlements	—	—
Lapse in statute of limitations	—	—
Accrued penalties and interest	28	—
Balance, end of period	$417	$271

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions.  The Internal Revenue Service has completed an examination of fiscal year 2007, which did not result in any tax adjustment relating to our uncertain tax positions.  The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2008 through 2011, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

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

Results of Operations

Overview of the nine months ended June 30, 2012 Results of Operations

Highlights include:

•	Revenue increased by approximately $5.4 million, or 10%, to $62.5 million for the nine months ended June 30, 2012 versus $57.0 million for the nine months ended June 30, 2011.

•
For the nine months ended June 30, 2012, we had an operating profit of approximately $2.6 million versus an operating profit of approximately $0.8 million for the nine months ended June 30, 2011, for an increase of approximately $1.8 million.

•
For the nine months ended June 30, 2012, net income was approximately $1.7 million versus net income of approximately $0.5 million for the nine months ended June 30, 2011, for an increase of approximately $1.2 million.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2012 and 2011:

	June 30, 2012	% of sales	June 30, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$62,476	100%	$57,045	100%
Costs and expenses:
Cost of sales	47,709	76%	44,647	78%
Engineering and development	1,301	2%	1,460	3%
Selling, general and administrative	10,828	18%	10,135	18%
Total costs and expenses	59,838	96%	56,242	99%
Operating income	2,638	3%	803	1%
Other expense	(102)	—%	(55)	—%
Income before income taxes	2,536	3%	748	1%
Income tax expense	859	1%	287	—%
Net income	$1,677	2%	$461	1%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Nine Months Ended June 30, 2012:
Product	$2,594	$41,013	$43,607	70%
Services	5,407	13,462	18,869	30%
Total	$8,001	$54,475	$62,476	100%
% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% of Total
For the Nine Months Ended June 30, 2011:
Product	$3,563	$39,221	$42,784	75%
Services	2,036	12,225	14,261	25	5
Total	$5,599	$51,446	$57,045	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total		% increase
Increase (Decrease)
Product	$(969)	$1,792	$823		2%
Services	3,371	1,237	4,608		32%
Total	$2,402	$3,029	$5,431		10%
% increase	43%	6%	10	5

As shown above, total revenues increased by approximately $5.4 million, or 10%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.  Revenue in the Systems segment increased for the current year nine month period versus the prior year nine month period by approximately $2.4 million, while revenues in the Service and System Integration segment increased by approximately $3.0 million.

Product revenues increased by approximately $0.8 million, or 2%, for the nine months ended June 30, 2012 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $1.8 million while in the Systems segment product revenue decreased by approximately $1.0 million for the nine month period ended June 30, 2012 versus the nine month period ended June 30, 2011.

In the US division of the Service and System Integration segment, product sales decreased by approximately $2.9 million, offset by increases in sales in this segment’s German division of approximately $3.5 million and in the UK division of approximately $1.2 million.

In the US division, sales to several of the Company's prior year largest customers decreased by a total of approximately $5.6 million. This decrease was offset by increased product sales to two newly acquired IT infrastructure hosting company customers of approximately $1.8 million, and an increase of $0.9 million in product sales to a newly acquired university customer.

In Germany, the $3.5 million increase was net of an unfavorable foreign currency impact of approximately $0.8 million, therefore on a volume basis in constant dollars the increase was approximately $4.3 million.  This sales volume increase was driven by increased sales to the division’s largest customer, a large UK-based wireless carrier, of approximately $3.6 million, and an overall increase to two new customers of $4.0 million.  There can be no assurance that there will be significant sales to either or both of these customers in the future.  These increases were offset by decreases to three of the divisions long-term customers.  The aggregate decrease in sales volume to these three customers amounted to approximately $3.6 million.  The increase in sales in the UK division was the result of increased third party product sales versus the prior year.  This was the result of the Company's efforts to start up a third-party reseller business, offering a wider array of third-party technology products within the UK operation.

The decrease in product revenues in the Systems segment of approximately $1.0 million was due to a decrease in sales to our Japanese defense department customer of approximately $0.3 million, and a decrease of $0.7 million in sales of parts, components and spares to existing US defense department customers.

As shown in the table above, service revenues increased by approximately $4.6 million, or 32%.  This increase was made up of an increase in the Systems segment of $3.4 million and an increase in the Service and System Integration segment of approximately $1.2 million. The increase in the Systems segment service revenue was due to higher royalty income recorded in the nine months ended June 30, 2012 which was approximately $5.0 million versus $1.6 million for the nine months ended June 30, 2011. The increase in service revenues in the Service and System Integration segment was primarily from the German division, where service revenue increased by approximately $1.4 million, offset by relatively minor decreases in service revenues of approximately $0.1 million in each of the US and UK divisions.  In Germany, there was an unfavorable currency fluctuation impact to service revenues of approximately $0.6 million, therefore sales volume in constant dollars increased by approximately $1.9 million.  This increase in sales volume was driven by increased service revenues to the German division's largest customer, a UK-based wireless carrier, of approximately $2.6 million, offset by decreases in service revenues of approximately $0.7 million of all other customers combined.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the nine months ended,
	June 30, 2012%		June 30, 2011%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$34,417	55%	$34,976	61%	$(559)	(2)%
Europe	25,965	42%	19,656	35%	6,309	32%
Asia	2,094	3%	2,413	4%	(319)	(13)%
Totals	$62,476	100%	$57,045	100%	$5,431	10%

The decrease in Americas revenue for the nine months ended June 30, 2012 versus the  nine months ended June 30, 2011 was primarily the result of the fluctuations described above in the Systems segment where combined product and service sales to US customers increased by an aggregate $2.7 million while in the US division of the Service and System Integration segment, sales to customers in the Americas were lower by approximately $3.3 million.

The increase in sales in Europe was primarily the result of the higher sales described above from the German and UK divisions of the Service and System Integration segment. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the nine months ended June 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Nine Months Ended June 30, 2012:
Product	$1,820	$35,454	$37,274	78%
Services	198	10,237	10,435	22%
Total	$2,018	$45,691	$47,709	100%
% of Total	4%	96%	100%
% of Sales	25%	84%	76%
Gross Margins:
Product	30%	14%	15%
Services	96%	24%	45%
Total	75%	16%	24%

For the Nine Months Ended June 30, 2011:
Product	$1,614	$34,017	$35,631	80%
Services	239	8,777	9,016	20%
Total	$1,853	$42,794	$44,647	100%
% of Total	4%	96%	100%
% of Sales	33%	83%	78%
Gross Margins:
Product	55%	13%	17%
Services	88%	28%	37%
Total	67%	17%	22%

Increase (decrease)
Product	$206	$1,437	$1,643	5%
Services	(41)	1,460	1,419	16%
Total	$165	$2,897	$3,062	7%
% Increase	9%	7%	7%
% of Sales	(8)%	1%	(2)%
Gross Margins:
Product	(25)%	1%	(2)%
Services	8%	(4)%	8%
Total	8%	(1)%	2%

Total cost of sales increased by approximately $3.1 million when comparing the nine months ended June 30, 2012 versus the nine months ended June 30, 2011.   This increase in cost of sales of 7% overall is consistent with the increase in sales of 10% overall as described previously.  The resulting higher gross profit margin ("GPM") of 24% for the nine months ended June 30, 2012 versus 22% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall GPM was 16% for the nine months ended June 30, 2012 versus 17% for the prior year nine  month period.  Product GPM in the segment increased from 13% for the nine  months ended June 30, 2011, to 14% for the nine  months ended June 30, 2012, while the segment’s service GPM decreased from 28% to 24% .  The product GPM increase was due to a more favorable product mix in the current year nine month period versus the prior year.  Current year product sales included more networking and data security products as opposed to sales of servers and other lower margin products in the prior year nine month period in both the US and German divisions.  The decrease in service GPM in the Service and System Integration segment from 28% for the nine month period ended June 30, 2011 to 24% for the nine months ended June 30, 2012 was due to several factors including greater use of contractors versus in-house resources particularly in Germany and lower third party maintenance revenue for which the Company is not the primary obligor, in the nine months ended June 30, 2012 versus the nine months ended June 30, 2011. (Note, third party maintenance for which the Company is not the primary obligor is recorded at net value, with no cost of sales.)

In the Systems segment, the overall GPM increased from 67% to 75% as shown in the table above.  This was because in the current year nine month period, royalty revenue, which carries a 100% GPM, made up a much greater percentage of total Systems segment revenue (63%), versus the prior year nine month period royalty revenue which was 29% of total system segment revenue.  Offsetting the favorable GPM impact of the greater royalty revenue in the current year nine month period, however, was the impact of significantly lower product GPM in the current nine month period versus the prior year.  As shown in the table above, the GPM on product sales was only 30% for the current year nine month period versus the prior year product GPM of 55%.  The reason for this is because in the current nine month period the low volume of production and product sales resulted in insufficient absorption of fixed factory overhead, therefore these fixed costs were proportionately higher versus production and sales volume, which resulted in the low GPM on product sales in the current year nine month period. In addition, we incurred significantly higher nonrecurring engineering charges for re-tooling and other services from our outside fabrication houses for the nine months ended June 30, 2012 versus the prior year nine month period.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2012 and 2011:

	For the nine months ended,

	June 30, 2012	% of Total	June 30, 2011	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,301	100%	$1,460	100%	$(159)	(11)%
Service and System Integration	—	—	—	—	—	—
Total	$1,301	100%	$1,460	100%	$(159)	(11)%

The $0.2 million decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2012 and 2011:

	For the nine months ended,

	June 30, 2012	% of Total	June 30, 2011	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$3,337	31%	$2,910	29%	$427	15%
Service and System Integration	7,491	69%	7,225	71%	266	4%
Total	$10,828	100%	$10,135	100%	$693	7%

The increase in SG&A expense in both segments was primarily the result of an increase in bonus and commission expense owing to the more favorable revenue, gross profit and overall operating results for the nine months ended June 30, 2012 versus the comparable period in the prior year.

Other Income/Expenses

The following table details our other income/expenses for the nine months ended June 30, 2012 and 2011:

	For the nine months ended,

	June 30, 2012	June 30, 2011	Decrease
	(Amounts in thousands)
Interest expense	$(64)	$(64)	$—
Interest income	20	27	(7)
Foreign exchange gain (loss)	(32)	—	(32)
Other income (expense), net	(26)	(18)	(8)
Total other expense, net	$(102)	$(55)	$(47)

Other income (expense), net, for the nine month periods ended June 30, 2012 and 2011was not significant nor was the change from the prior year nine month period to that of the current year.

Overview of the three months ended June 30, 2012 Results of Operations

Highlights include:

•	Revenue increased by approximately $3.6 million, or 19%, to $22.4 million for the three months ended June 30, 2012 versus $18.8 million for the three months ended June 30, 2011.

•
For the three months ended June 30, 2012, we had an operating profit of approximately $1.2 million versus operating loss of approximately $0.3 million for the three months ended June 30, 2011, for an increase of approximately $1.5 million.

•
For the three months ended June 30, 2012, net income was approximately $0.8 million versus  a net loss of approximately $0.2 million for the three months ended June 30, 2011, for an increase of approximately $1.0 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2012 and 2011:

	June 30, 2012	% of sales	June 30, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$22,354	100%	$18,789	100%
Costs and expenses:
Cost of sales	17,125	77%	15,168	81%
Engineering and development	444	2%	442	2%
Selling, general and administrative	3,580	16%	3,450	18%
Total costs and expenses	21,149	95%	19,060	101%
Operating income (loss)	1,205	5%	(271)	(1)%
Other expense	(32)	—%	(33)	—%
Income (loss) before income taxes	1,173	5%	(304)	(1)%
Income tax expense(benefit)	399	2%	(90	—%
Net income (loss)	$774	3%	$(214)	(1)%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2012:
Product	$1,132	$15,196	$16,328	73%
Services	2,159	3,867	6,026	27%
Total	$3,291	$19,063	$22,354	100%
% of Total	15%	85%	100%

	Systems	Service and System Integration	Total	% of Total
For the Three Months Ended June 30, 2011:
Product	$1,323	$13,403	$14,726	78%
Services	152	3,911	4,063	22%
Total	$1,475	$17,314	$18,789	100%
% of Total	8%	92%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(191)	$1,793	$1,602	11%
Services	2,007	(44)	1,963	48%
Total	$1,816	$1,749	$3,565	19%
% increase	123%	10%	19%

As shown above, total revenues increased by approximately $3.6 million, or 19%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Revenue in the Systems segment increased for the current year three month period versus the prior year three month period by approximately $1.8 million, while revenues in the Service and System Integration segment increased by approximately $1.7 million.

Product revenues increased by approximately $1.6 million, or 11%, for the three months ended June 30, 2012 compared to the comparable period of the prior fiscal year. This change in product revenues was made up of an increase in product revenues in the Service and System Integration segment of approximately $1.8 million and an offsetting decrease in product revenues in the Systems segment of approximately $0.2 million for the three month period ended June 30, 2012 versus the three month period ended June 30, 2011.

The increase in the Service and System Integration segment product sales of approximately $1.8 million was due primarily to an increase in sales in this segment’s German division of approximately $1.9 million and in the UK division of approximately $0.2 million, offset by a decrease in product sales in the US division of the segment of approximately $0.3 million.

In Germany, the $1.9 million increase was net of an unfavorable foreign currency fluctuation impact of approximately $0.5 million, with respect to the change in product revenues. On a sales volume basis in constant dollars the increase was approximately $2.5 million. This sales volume increase was driven by increased sales to the division’s largest customer, a large UK-based wireless carrier, of approximately $1.1 million, and an overall increase to two new customers of approximately $3.3 million.  There can be no assurance that there will be significant sales to either or both of these customers in the future.  These increases were offset by decreases to two of the divisions long-term customers.  The aggregate decrease in sales volume to these two customers amounted to approximately $1.9 million.  The increase in sales in the UK division was the result of increased third party product sales versus the prior year.  This was the result of the Company's efforts to start up a third-party reseller business offering a wider array of third-party technology products within the UK operation.

In the US division, sales to three of its prior year largest customers decreased by a total of approximately $2.0 million. This decrease was off set by increased product sales to two newly acquired university customers of approximately $0.9 million, an increase of $0.4 million in product sales to two newly acquired  IT infrastructure hosting company customers and an increase in sales to one of the division's large banking industry customers of $0.2 million.

The decrease in product revenues in the Systems segment of approximately $0.2 million resulted primarily from higher sales to our Japanese defense department customer which increased by approximately $0.9 million when comparing the quarter ended June 30, 2012 to the quarter ended June 30, 2011.  Sale of parts, components and spares into existing programs to our  US defense department customers decreased by approximately $1.1 million.

As shown in the table above, service revenues increased by approximately $2.0 million, or 48%.  This  increase was made up of an increase in Systems segment service revenues of approximately $2.0 million.  Service revenues in the Service and System Integration segment were essentially unchanged from the year-ago third quarter.  The increase in Systems segment service revenues was due to royalty income recorded in the three months ended June 30, 2012 of approximately $2.0 million versus no royalty for the three months ended June 30, 2011.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three Months Ended

	June 30, 2012%		June 30, 2011%		$ Increase	% Increase
	(Dollar amounts in thousands)
Americas	$12,499	56%	$12,075	64%	$424	4%
Europe	8,660	39%	6,437	34%	2,223	35%
Asia	1,195	5%	277	2%	918	331%
Totals	$22,354	100%	$18,789	100%	$3,565	19%

The increase in Americas revenue for the three months ended June 30, 2012 versus the three months ended June 30, 2011 was the result of the higher royalty revenue in the  Systems segment which accounts for an increase of approximately $2.0 million, decreases in components and spares sales into existing programs to our US defense department customers which decreased by approximately $1.1 million, and a total decrease in sales to US customers in the US division of the Service and System Integration segment of approximately $0.5 million.

The increase in sales in Europe was primarily the result of the higher sales described above from the German and UK divisions of the Service and System Integration segment. The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program, as described above.

Cost of Sales and Gross Margins

The following table details our cost of sales by operating segment for the three months ended June 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2012:
Product	$743	$13,156	$13,899	81%
Services	71	3,155	3,226	19%
Total	$814	$16,311	$17,125	100%
% of Total	5%	95%	100%
% of Sales	25%	86%	77%
Gross Margins:
Product	34%	13%	15%
Services	97%	18%	46%
Total	75%	14%	23%

For the Three Months Ended June 30, 2011:
Product	$619	$11,636	$12,255	81%
Services	102	2,811	2,913	19%
Total	$721	$14,447	$15,168	100%
% of Total	5%	95%	100%
% of Sales	49%	83%	81%
Gross Margins:
Product	53%	13%	17%
Services	33%	28%	28%
Total	51%	17%	19%

Increase (decrease)
Product	$124	$1,520	$1,644	13%
Services	(31)	344	313	11%
Total	$93	$1,864	$1,957	13%
% Increase	13%	13%	13%
% of Sales	(24)%	3%	(4)%
Gross Margins:
Product	(19)%	—%	(2)%
Services	64%	(10)%	18%
Total	24%	(3)%	4%

Total cost of sales increased by approximately $2.0 million when comparing the three months ended June 30, 2012 versus the three months ended June 30, 2011.   This increase in cost of sales of 13% overall is consistent with the trend in sales which increased by 19% overall as described previously.  The resulting higher GPM of 23% for the three months ended June 30, 2012 versus 19% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall GPM was 14% for the three months ended June 30, 2012 versus 17% for the prior year three month period.  Product GPM in the segment stayed the same, at 13% for the three months ended June 30, 2012, and June 30, 2011, while the segment’s service gross margin decreased from 28% to 18% .  The decrease in service gross margin in the Service and System Integration segment was due to greater use of contractors versus in-house resources to complete service projects and higher service salary and wage expense due to new-hire training programs, particularly in Germany in the quarter ended June 30, 2012 versus the quarter ended June 30, 2011. In addition sales of third party maintenance contracts, which are recorded as revenue, net of our purchase price of these contracts, was lower in the current quarter versus the prior year period.

In the Systems segment, the gross profit margin increased from 51% to 75% as shown in the table above.  This was primarily the result of $2.0 million in royalty revenue, which carries a 100% gross margin, in the current quarter versus zero royalty revenue in the prior year quarter.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended

	June 30, 2012	% of total	June 30, 2011	% of total	$ Increase	% Change
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$444	100%	$442	100%	$2	—%
Service and System Integration	—	—	—	—	—	—%
Total	$444	100%	$442	100%	$2	—%

Engineering and development expense for the quarter ended June 30, 2012 was essentially unchanged from the quarter ended June 30, 2011.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended

	June 30, 2012	% of total	June 30, 2011	% of total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,159	32%	$1,122	33%	$37	3%
Service and System Integration	2,421	68%	2,328	67%	93	4%
Total	$3,580	100%	$3,450	100%	$130	4%

The increase in SG&A expense in both segments was primarily the result of an increase in bonus and commission expense owing to the more favorable revenue, gross profit and overall operating results for the three months ended June 30, 2012 versus the comparable period in the prior year.

Other Income/Expenses

The following table details our other income/expenses for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	3	11	(8)
Foreign exchange (loss)	(5)	(9)	4
Other (expense), net	(9)	(14)	5
Total other (expense), net	$(32)	$(33)	$1

Other income (expense), net, for the three month periods ended June 30, 2012 and 2011 was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded  income tax expense of approximately $0.4 million and $0.9 million for the quarter and nine month period ended June 30, 2012, respectively, reflecting effective income tax rates of 34% for both periods compared to an income tax benefit of approximately $0.1 million for the quarter ended June 30, 2011, which reflected an effective tax benefit rate of 30%, and income tax expense of $0.3 million for the nine months ended June 30, 2011, which reflected an effective tax rate of 38%.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $2.2 million to $18.0 million as of June 30, 2012 from $15.9 million as of September 30, 2011. At June 30, 2012, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant sources of cash for the nine months ended June 30, 2012 included net income of approximately $1.7 million, an increase in A/P and accrued expenses of approximately $2.7 million,  an increase in deferred revenue of approximately $0.9 million, a decrease in inventories of approximately $0.4 million and depreciation and amortization of approximately $0.3 million.  Offsetting these sources of cash, significant uses of cash were an increase in accounts receivable of $1.2 million, an increase in other assets of approximately $1.6 million, purchases of property and equipment of $0.4 million,  payment of dividends of approximately $0.3 million and foreign exchange movement of $0.3 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $8.5 million as of June 30, 2012 and $5.6 million as of September 30, 2011. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

On September 4, 2011, the Company's U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, received a summons entitled “Complaint to Avoid Preferential and Fraudulent Transfers and to Recover Property Transferred Pursuant to 11 U.S.C.§ 550” (the “Summons”).  The Summons is in regard to a former customer of Modcomp U.S.(the “Debtor”) who commenced a chapter 11 bankruptcy case on August 14, 2009. The Summons alleges that Modcomp US received approximately $1.1 million in preferential transfers and approximately $0.2 million in otherwise avoidable transfers from the Debtor, in connection with the Debtor's bankruptcy petition.

As of September 30, 2011, after reviewing this matter with counsel to assess the likelihood of a loss and estimate the amount of any loss, we determined that Modcomp U.S. had a strong defense against this complaint in that these payments were made to Modcomp US from the Debtor in the ordinary course of business; therefore they were not in fact preferential or otherwise avoidable transfers. However, despite our strong defense, we estimated a loss contingency in connection with the Summons in the amount of approximately $0.1 million as of September 30, 2011. On June 28, 2012, we entered into a stipulation of settlement (the "Settlement") with the Debtor, and agreed to make a payment to the Debtor of approximately $0.2 million in settlement of all claims in connection with the Summons.  Accordingly, we consider this matter closed.

We are currently not a party to any other material legal proceedings.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the nine months ended June 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2011	6,914	$3.47	6,914
November 1-30, 2011	1,500	$3.50	1,500
December 1-31, 2011	8,413	$3.44	8,413
January 1-31, 2012	5,895	$3.34	5,895
February 1-29, 2012	—	—	—
March 1-31, 2012	700	$3.84	700
April 1-30, 2012	—	—	—
May 1-31, 2012	900	$4.17	900
June 1-30, 2012	3,778	$4.11	3,778
Total	28,100	$3.55	28,100	200,725

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011, (c) our Consolidated Statement of Shareholders’ Equity for the Nine Months Ended June 30, 2012, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 10, 2012	By:	/s/ Alexander R. Lupinetti
Alexander R. Lupinetti
Chief Executive Officer,
President and Chairman

Date: August 10, 2012	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
3.1	Articles of Organization and amendments thereto (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2007)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 11, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011, (c) our Consolidated Statement of Shareholders’ Equity for the Nine Months Ended June 30, 2012, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*Filed Herewith