Form 10-K
period 2012-09-30
CSP INC /MA/
filed 2012-12-20
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was  $11,912,731 based on the closing sale price of $4.02 as reported on the Nasdaq Global Market.

As of November 30, 2012, we had outstanding 3,399,342 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

PART I

Item 1.         Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of our industrial, commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

Segments

CSPI operates in two segments, the Systems segment and the Service and System Integration segment.

•
The Systems segment consists primarily of CSPI's MultiComputer Division (the “MultiComputer Division”) which designs and manufactures commercial high-performance computer signal processing systems for a variety of complex real time applications in defense and commercial markets. MultiComputer Division products are based on an architectural solution that is open, standards-based, vendor independent, scalable, easily integrated with third-party products and compatible with future product offerings. These products utilize cluster technologies, multi-core processors, and many-core General Purpose Graphics Processing Units ("GPGPUs"). MultiComputer systems consist of “blades” (self-contained, high-density computer boards) and are designed to achieve a high level of computer processing and to operate in environments with size, weight and power ("SWaP") limitations. The blades and other components that make up the system can be housed in commercially available air-cooled chassis or in ruggedized chassis, designed to withstand physically demanding environments. These systems have traditionally been utilized for sonar and radar digital signal processing (“DSP”), image recognition and simulation applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in Europe and the Asia-Pacific region.

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

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2012 and 2011. Additional segment and geographical information is set forth in Note 12 to our financial statements.

Segment	2012	%	2011	%
	(Amounts in thousands)
Systems	$11,141	13%	$7,822	11%
Service and System Integration	73,666	87%	65,823	89%
Total Sales	$84,807	100%	$73,645	100%

Systems Segment

Products and Services

The Systems segment's MultiComputer products utilize commercially available hardware components that are compliant with industry standards as well as open source software and deliver a high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, all interconnected by a very high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI's leadership in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms make these products a natural fit for applications in the commercial/industrial, medical/biotechnology, geophysics, scientific/engineering and military/defense markets.

Hardware Products

Historically MultiComputer Division products have integrated industry standard software, hardware and architecture technologies to minimize the risks associated with proprietary solutions. Over the years CSPI has met customer requirements with scalable products based on cluster technologies, multi-core processors, and many-core GPGPUs.

Introduced in 1997, the first generation of MultiComputer Division cluster computer systems was referred to as the FastCluster 2000 SERIES. Based upon industry standards, the 2000 SERIES systems included a VME 6U form factor (the form factor best suited for use in rugged applications), the Motorola™ G4 PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect. The 2000 SERIES product line was ideally suited for use by customers in the aerospace, commercial and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability. To remain competitive, our COTS solutions incorporated the latest industry standard technologies and minimized the risks associated with proprietary solutions. The 2000 SERIES advanced processing capabilities coupled with the smaller footprint was also suited for exploration operations in the geophysical market.

In fiscal 2006, we announced the next generation FastCluster product line, the 3000 SERIES VXS. The 3000 SERIES VXS product line was designed to deliver performance that was superior to our predecessor products in interconnect bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES VXS product line targeted high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES VXS supported the most prevalent networking standard found in both business and industrial settings.

In fiscal 2010, we announced the development of the 3000 SERIES OpenVPXTM with Intel multi-core processors and the OpenVPXTM VITA/ANSI standard (Vita 65) to support high performance radar, sonar, C4ISR and SIGINT applications.  OpenVPXTM is the architecture framework that defines system-level interoperability for multivendor, multimode, integrated system environments. OpenVPXTM's consideration of system-level requirements improves interoperability between computing and communications platforms and reduces customization, testing, cost and risk. Since our initial development of the first 3000 SERIES OpenVPXTM  processor blade, we have introduced several enhancements including converged fabric technology and our 3300GTX NVIDIA GPGPU coprocessor board.  The CSPI Converged Fabric integrates the Mellenox SwitchXTM Virtual Protocol Interconnect® technology - allowing Infiniband, Ethernet, and Fibre Channel traffic to exist on a single “one-wire” fabric.  The 3300GTX coprocessor enables Teraflop levels of performance for applications that require high bandwidth data streaming and can benefit from massively parallel processing. The 3000 SERIES OpenVPXTM platform with these enhancements, is currently being marketed as our TeraXP Embedded Server.  We expect significant development efforts to continue on the TeraXP platform, as we pursue initial sales opportunities for this new product line.

In fiscal 2011, we announced our new 4000 SERIES ATCA products.  The 4000 SERIES is based on InfiniBand, Advanced Telecom Computing Architecture (“AdvancedTCA” or “ATCA”) and Network Building Equipment System (“NEBS”) standards to deliver affordability, sustainability and high availability to manned and unmanned large mobile platforms (land, sea and air.)  ATCA was originally designed to address the high availability, robust system management and DC power distribution needs of the telecom and communications markets.  ATCA has since become attractive to defense markets as well as commercial markets.

The 4000 Series ATCA products target computing and communication applications that share the need for increased bandwidth and reliability, extremely robust mechanical and electrical definitions, power efficiency and unprecedented processor density.  ATCA provides built-in high reliability features such as a 40-gigabit Ethernet backplane, redundant shelf managers, fail-over capability and support of live insertion of boards, power supplies and fans. We will expend development resources we consider necessary as we pursue initial sales opportunities for the 4000 SERIES ATCA product line.

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

All MultiComputer cluster computer systems use open systems software technologies including message passing interface (“MPI”) software for interprocessor communications and CSPI's highly optimized industry standard math libraries. This software facilitates the development of truly portable code for seamless reuse across applications, while taking advantage of optimized performance on both PowerPC with AltiVec and Intel processors.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer products to defense and commercial markets with an emphasis on applications requiring the analysis of complex signals such as seismic exploration, scientific/engineering research, sonar and radar. We commercially distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

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

Our use of high performance embedded computing technologies to support information exchange in real-time are becoming increasingly significant to twenty-first century “network centric warfare” military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2013 and beyond, our focus is to continue to build interest in our 3000 SERIES VXS products by integrating the latest PowerPC with AltiVec processor, and to market our 4000 SERIES ATCA and TeraXP OpenVPXTM embedded server products among our existing customers as well as additional commercial application customers.

Competition

The Systems segment's markets are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Starting with Intel i860 microprocessors used in the SuperCards of the 1980s to the Motorola PowerPCs with AltiVec processors incorporated in the early FastCluster 2000 SERIES and later the addition of Linux open source software, we have responded with product offerings that are vital to remaining competitive. Product development efforts in fiscal year 2012 involved completing and launching new enhancements to our OpenVPX product line, with a focus on continuing to provide our customers with increased processing capabilities based on the latest industry standard technologies: Intel Xeon, multi-core processors, GPGPUs and the Mellanox Converged Fabric interconnect supporting fast data rate Infiniband and 10/40 Gigabit Ethernet support.

Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete favorably as a provider of high-performance embedded computing systems.

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

Sources and Availability of Raw Materials

Several components used in our Systems segment products are obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. and Mellanox Technologies for our high-speed interconnect components, Freescale Semiconductor, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Intel for our microprocessors for our TeraXP OpenVPXTM embedded servers and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term. Also, all components used to build our 3000 SERIES VXS, 4000 SERIES and TeraXP OpenVPXTM products are currently available in a timely manner.

Research and Development

For the year ended September 30, 2012, our expenses for research and development were approximately $1.7 million compared to approximately $1.8 million for fiscal year 2011. Expenditures for research and development are expensed as they are incurred. Our Systems segment expects to continue to have substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our current development plan is intended to extend the usefulness and marketability of existing products by continuing to develop enhancements to our 3000 SERIES VXS, 4000 SERIES and TeraXP OpenVPXTM product lines and introduce new products into existing market segments.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $3.1 million at September 30, 2012 as compared to $1.4 million at September 30, 2011. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

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

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, Sun/Oracle, IBM, Juniper Networks, Hitachi, QLogic, Dell, Enterasys, Citrix, APC, EMC, Intel, VMWare, Fortinet, nCirlce, Microsoft, Arcsight and Checkpoint. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, health services, distribution, financial services, professional services, manufacturing and entertainment industries. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA systems -hardware and software, operating system and user support.

•	Implementation, integration, configuration and installation services.

•
Storage area network (“SAN”) solutions. We help our customers implement SAN solutions using products from Hitachi, EMC, HP, DataDomain and NetApp.  SANs have advantages over conventional storage architecture.  These advantages include cost savings from better utilization of hardware and lower headcount requirements to run and maintain data storage systems, higher availability and faster data access rates resulting in increased productivity.

•
Virtualization - We implement virtualization solutions using products from companies such as VMWare. Virtualization allows one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments.  With virtual servers and desktops, users can host multiple operating systems and applications, which can eliminate physical and geographical limitations. Other benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery processes.

•
Enterprise security intrusion prevention, network access control and unified threat management.  Using third-party products from companies like Checkpoint, Juniper Networks and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.

•	IT security compliance services. We provide services for IT security compliance with personal privacy laws such as HIPAA and internal control regulations under the Sarbanes-Oxley Act.

•	Unified communications, wireless and routing and switching solutions using Cisco Systems' products and services.

•
Custom software applications and solutions development and support.  We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, Sharepoint and OnBase. We are a Microsoft Gold Partner.

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

Competition

The primary competition in the Service and System Integration segment are other VARs, ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG, Presidio and Computacenter AG & Co oHG. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell including Cisco Systems, IBM, HP EMC, Hitachi and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the Service and System Integration segment include procurement capability, product diversity allowing for delivery of complete and custom solutions to our customers, strength of key partner relationships with the major IT OEMs, ability to supply unique and/or specialized needs of the SMB and LEB markets, strong knowledge of the IT products that we sell, ability to provide managed services through our NOC and the consulting integration services required to design and install the custom solutions that fit our customers' IT needs. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $7.1 million at September 30, 2012, as compared to $6.7 million at September 30, 2011. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 12 for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2012 and 2011.

Employees

On September 30, 2012, we had approximately 147 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 12 of our consolidated financial statements.

Corporate By-laws

On December 13, 2012, the Company's Board of Directors approved an amendment to Section Article II, Section 3 of the Company's by-laws.  As so amended, the section reads:  “All meetings of the stockholders shall be held at the principal office of the corporation in Massachusetts, unless a different place within Massachusetts or elsewhere within the United States is designated by the Board of Directors; provided, however, that special meetings called upon stockholders' applications shall be held in the same county as the principal office of the corporation, unless some other meeting place in Massachusetts specified in the application shall be approved by the Directors.  Any adjourned session of any meeting of the stockholders shall be held at such place with Massachusetts or elsewhere within the United States as is designated in the vote of adjournment.”  The prior by-law did not by its terms limit the location of meetings to the United States, nor did it address adjournment.

Item 1A.       Risk Factors

We depend on a small number of customers for a significant portion of our revenue and loss of any customer could significantly affect our business

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

We depend on contracts with the federal government  for a significant portion of our revenue, and our  business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 13% of our total revenue in FY2012 and 10%  of our total revenue in FY2011 from the Department of Defense ("DoD") as a subcontractor.  We expect that the DoD contracts will continue to be important to our business for the foreseeable future.  If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the federal government.

Because we derive a significant percentage of our revenue from contracts with the federal government, changes in federal government budgetary priorities could directly affect our financial performance.  A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress.  Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013.  While the impact of sequestration is yet to be determined, automatic across-the-board budget cuts in sequestration could have significant consequences to our business and industry.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives.  When the federal government operates under a CR, delays can occur in the procurement of products and services.  Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended through the entire government 2013 fiscal year, and sequestration take place in January 2013 as part of the implementation of the Budget Act, it could have significant consequences to our business and our industry.

Additionally, our business could be seriously affected if the demand for and priority of funding for combat operations in Afghanistan decreases which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the Department of Defense or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.
.
Federal government contracts contain numerous provisions that are unfavorable to us.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the federal government or with a governmental agency;

•	impose fines and penalties and subject us to criminal prosecution; and

•	control or prohibit the export of our data and technology.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination.  If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.  Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated.

As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts.  Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Myricom, Inc. and Mellanox Technologies for our high-speed interconnect components, Freescale for many of our PowerPC line of processors and Intel for our microprocessors, and Wind River Systems, Inc. for VxWorks operating system software. Generally, suppliers may terminate their purchase order with us without cause upon 30 days' notice and may cease offering products to us upon 180 days' notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Myricom or Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our International Operations are Subject to a Number of Risks

We market and sell our products in certain international markets and we have established operations in the U.K. and Germany.  Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 44% and 41% of our total revenue for the fiscal years ended September 30, 2012 and 2011, respectively.  If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected.  In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities.  A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies.  There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

We depend on key personnel and skilled employees and face competition in hiring and retaining qualified employees.

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees.  None of our senior management personnel or other key employees are subject to any employment contracts except Victor Dellovo, our Chief Executive Officer and President.  The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals.  Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in industry standards and technologies.  The inability to hire additional qualified personnel could impair our ability to satisfy our growing client base, requiring an increase in the level of responsibility for both existing and new personnel.  There can be no assurance that we will be successful in retaining current or future employees.

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as “conflict minerals,” if these minerals are necessary to the functionality or production of the company's products.  These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals.

The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of  our products.  In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products.  Because our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm our reputation.  We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue.  These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients.  Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions.  We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.  Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will avoid such impact in the future.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business.  Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

The systems and networks that we maintain for our clients, although highly redundant in their design, could also fail.  If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination.  Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially and adversely from those anticipated.

We face competition that could adversely affect our sales and profitability.

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

Our operating results may fluctuate significantly.

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

To be successful, we must respond to the rapid changes in technology.

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

 We need to continue to expend resources on research and development efforts to meet the needs of our customers.

The industry in which our Systems segment competes is characterized by the need for continued investment in research and development.  If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially adversely affected.  As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations.  In addition, as a result of CSPI's commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

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

In addition, the stock market in general and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies.

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

Item 2.         Properties

Listed below are our principal facilities as of September 30, 2012. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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
Gartenstr. 23-27
D-61352 Bad Homburg
Germany

Item 3.         Legal Proceedings

On September 4, 2011, the Company's U.S. Modcomp division (“Modcomp U.S.”), which is part of the Service and System Integration segment, received a summons entitled “Complaint to Avoid Preferential and Fraudulent Transfers and to Recover Property Transferred Pursuant to 11 U.S.C.§ 550” (the “Summons”).  The Summons is in regard to a former customer of Modcomp U.S. (the “Debtor”) who commenced a chapter 11 bankruptcy case on August 14, 2009. The Summons alleged that Modcomp U.S. received approximately $1.1 million in preferential transfers and approximately $0.2 million in otherwise avoidable transfers from the Debtor, in connection with the Debtor's bankruptcy petition.

As of September 30, 2011, after reviewing this matter with counsel to assess the likelihood of a loss and estimate the amount of any loss, we determined that Modcomp U.S. had a strong defense against this complaint in that these payments were made to Modcomp U.S. from the Debtor in the ordinary course of business; therefore they were not in fact preferential or otherwise avoidable transfers. However, despite our strong defense, we estimated a loss contingency in connection with the Summons in the amount of approximately $0.1 million as of September 30, 2011. On June 28, 2012, we entered into a stipulation of settlement (the "Settlement") with the Debtor, and agreed to make a payment to the Debtor of approximately $0.2 million in settlement of all claims in connection with the Summons.  Accordingly, we consider this matter closed.

We are currently not a party to any other material legal proceedings.

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information.    Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	2012		2011
Fiscal Year:	High	Low	High	Low
1st Quarter	$3.73	$3.15	$5.25	$3.61
2nd Quarter	4.48	3.04	4.60	3.69
3rd Quarter	4.53	3.82	4.95	3.94
4th Quarter	4.99	3.84	4.52	3.26

Stockholders.    We had approximately 68 holders of record of our common stock as of December 14, 2012. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,300.

Dividends.        On January 12, 2012, our Board of Directors declared a cash dividend of $0.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date. On August 7, 2012, our board of directors declared a cash dividend of  $0.12 per share payable on August 31, 2012 to stockholders of record as of August 23, 2012, the record date.  On December 10, 2012, our board of directors declared a cash dividend of  $0.20 per share payable on December 28, 2012 to stockholders of record as of December 20, 2012, the record date.  Payment of these dividend should not be considered to mean that dividends will be paid in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Plans. The following table provides information with respect to shares of our common stock that we repurchased during the year ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2011	6,914	3.47	6,914
November 1-30, 2011	1,500	3.50	1,500
December 1-31, 2011	8,413	3.44	8,413
January 1-31, 2012	5,895	3.34	5,895
February 1-29, 2012	—	—	—
March 1-31, 2012	700	3.84	700
April 1-30, 2012	—	—	—
May 1-31, 2012	900	4.17	900
June 1-30, 2012	3,778	4.11	3,778
July 1-31, 2012	200	4.20	200
August 1-31, 2012	—	—	—
September 1-30, 2012	—	—	—
Total	28,300	3.56	28,300	200,525

(1)	All shares were purchased under publicly announced plans. For additional information about these publicly announced plans, please refer to Note 11 of our financial statements.

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2012 Results of Operations

CSP Inc. operates in two segments:

•
Systems - the Systems segment consists of our MultiComputer Division which designs, commercially develops and manufactures signal processing computer platforms that are used primarily in military applications and the process control and data acquisition (“PCDA”) proprietary hardware business of our Modcomp subsidiary.

•
Service and System Integration - the Service and System Integration segment includes the computer systems' maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Highlights include:

•	Revenue increased by approximately $11.2 million, or 15%, to $84.8 million for the year ended September 30, 2012 versus $73.6 million for the year ended September 30, 2011.

•
For the year ended September 30, 2012, we had an operating profit of approximately $5.0 million versus an operating profit of approximately $0.8 million for the year ended September 30, 2011, for an increase of approximately $4.2 million.

•
For the year ended September 30, 2012, net income was approximately $6.6 million, which includes $1.7 million of tax benefit versus net income of approximately $0.4 million for the year ended September 30, 2011, for an increase of approximately $6.2 million.

•
Net cash provided by operating activities was approximately $6.3 million for the year ended September 30, 2012 compared to net cash provided by operating activities of $1.5 million for the year ended September 30, 2011.

The increase in revenues of $11.2 million referred to above resulted from significant growth in revenues from both our Systems and our Service and System Integration segments. Revenues in the Systems segment increased from $7.8 million for fiscal 2011 to $11.1 million for fiscal 2012 for an increase of approximately $3.3 million, while, in our Service and System Integration segment revenues increased by approximately $7.8 million from $65.8 million the year ended September 30, 2011  to $73.7 million for the year ended September 30, 2012.

The revenue increase in the Systems segment was largely driven by higher royalty revenues which were $6.4 million for fiscal 2012 versus $1.7 million in fiscal 2011.  Royalty revenues are particularly significant because there is no cost of sales associated with royalty revenues, hence the profit margin is 100% on this revenue. This $4.7 million increase in royalty revenue was partially offset by lower product revenue in fiscal 2012 versus fiscal 2011 which decreased product revenue by $1.4 million.

In the Service and System Integration segment we experienced significant growth in both product and service revenues. Product revenues for the segment increased by $6.3 million which was a 13% increase from $49.1 million in fiscal 2011 to $55.4 million in fiscal 2012.  Service revenue in the segment increased by $1.6 million which was a 9% increase from $16.7 million in fiscal 2011 to $18.3 million in fiscal 2012.  The product revenue increase was derived in large part from our German operation, where product sales increased by $4.1 million.  This increase was due substantially to a significant contract with a large European telecommunications customer, pursuant to which we were engaged as a significant supplier for their global IT security infrastructure build out.  The increase in services revenue in the segment was derived entirely from our German operation and was also as a result of this telecommunications customer.

In assessing the outlook for fiscal 2013, anticipating that we will not realize significant royalty revenue, we must assume a less optimistic view for the Systems segment for next year in comparison to the robust operating results we realized for fiscal 2012.  In addition, based on the risks associated with the economic environment within the defense market, we plan to manage the Systems segment assuming relatively weak demand for fiscal 2013. In the Service and System Integration segment, we will continue to have a cautiously optimistic outlook for fiscal 2013, in terms of revenue, where much will depend upon the level of overall growth in the private sector economy both domestically and in our European markets.   We plan to focus our attention and resources in the Service and System Integration segment on higher-margin business and away from low margin business as we move forward. While this may put pressure on sales growth in fiscal 2013, we believe this strategy will achieve profitable growth for the long term.

The following table details our results of operations in dollars and as a percentage of sales for the years ended September 30, 2012 and 2011:

	September 30, 2012	% of sales	September 30, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$84,807	100%	$73,645	100%
Costs and expenses:
Cost of sales	64,386	76%	57,276	78%
Engineering and development	1,720	2%	1,785	2%
Selling, general and administrative	15,847	19%	13,775	19%
Total costs and expenses	81,953	97%	72,836	99%
Income from proceeds of officer life insurance settlement	2,115	3%	—	—
Operating income	4,969	6%	809	1%
Other expense	(100)	—	(94)	—
Income before income taxes	4,869	6%	715	1%
Income tax expense (benefit)	(1,740)	(2)%	346	—
Net income	$6,609	8%	$369	1%

Sales

The following table details our sales by operating segment for the years ended September 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2012:
Product	$4,214	$55,369	$59,583	70%
Services	6,927	18,297	25,224	30%
Total	$11,141	$73,666	$84,807	100%
% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% of Total
For the Year Ended September 30, 2011:
Product	$5,624	$49,110	$54,734	74%
Services	2,198	16,713	18,911	26%
Total	$7,822	$65,823	$73,645	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$(1,410)	$6,259	$4,849	9%
Services	4,729	1,584	6,313	33%
Total	$3,319	$7,843	$11,162	15%
% increase	42%	12%	15%

As shown above, total revenues increased by approximately $11.2 million, or 15%, for the year  ended September 30, 2012 compared to the year ended September 30, 2011.  Revenue in the Systems segment increased for the current year versus the prior year by approximately $3.3 million, while revenues in the Service and System Integration segment increased by approximately $7.8 million.

Product revenues increased by approximately $4.8 million, or 9%, for the year ended September 30, 2012 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $6.3 million while in the Systems segment product revenue decreased by approximately $1.4 million for the year ended September 30, 2012 versus the year ended September 30, 2011.

In the US division of the Service and System Integration segment, product sales increased by approximately $0.8 million, sales in this segment’s German division increased by of approximately $4.1 million and in the UK division sales increased by approximately $1.3 million.

In the US division, product sales were bolstered by sales to several new customers in both the IT Infrastructure, Higher Education and Healthcare industry verticals. While we did experience decreases in sales to some of our prior year large customers across several industry verticals, the acquisition of new customers was enough to overcome the decreases in product sales to previously acquired customers. Therefore, while we experienced significant customer turnover, the pipeline for sales to new customers more than made up for the turnover.

In Germany, the $4.1 million increase was net of an unfavorable foreign currency impact of approximately $1.3 million, which means on a volume basis in constant dollars the increase was approximately $5.4 million.  This sales volume increase was driven by increased sales to the division’s largest customer, a large UK-based wireless carrier, of approximately $4.6 million, and sales to a newly acquired customer of $5.7 million.  There can be no assurance that there will be significant sales to either or both of these customers in the future.  These increases were offset by decreases to two of the divisions long-term customers.  The aggregate decrease in sales volume to these two customers amounted to approximately $3.3 million. Additionally, sales to all other customers in the German division decreased by an aggregate of approximately $1.6 million.

The increase in sales in the UK division was the result of increased third party product sales versus the prior year.  This was the result of the Company's efforts to start up a third-party reseller business, offering a wider array of third-party technology products within the UK operation.

The decrease in product revenues in the Systems segment of approximately $1.4 million was due to a decrease in sales to our Japanese defense department customer of approximately $0.2 million, and a decrease of $1.2 million in sales of parts, components and spares to existing US defense department customers.

As shown in the table above, service revenues increased by approximately $6.3 million, or 33%.  This increase was made up of an increase in the Systems segment of $4.7 million and an increase in the Service and System Integration segment of approximately $1.6 million. The increase in the Systems segment service revenue was due to higher royalty income recorded in the year ended September 30, 2012 which was approximately $6.4 million versus $1.7 million for the year ended September 30, 2011. The increase in service revenues in the Service and System Integration segment was primarily from the German division, where service revenue increased by approximately $1.7 million.  In Germany, there was an unfavorable currency fluctuation impact to service revenues of approximately $1.0 million, which means sales volume in constant dollars increased by approximately $2.7 million.  This increase in sales volume was driven by increased service revenues to the German division's largest customer, a UK-based wireless carrier, of approximately $2.8 million, offset by decreases in service revenues of approximately $0.1 million of all other customers combined.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Year ended,
	September 30, 2012%		September 30, 2011%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$47,163	56%	$43,528	59%	$3,635	8%
Europe	34,053	40%	26,273	36%	7,780	30%
Asia	3,591	4%	3,844	5%	(253)	(7)%
Totals	$84,807	100%	$73,645	100%	$11,162	15%

The increase in Americas revenue for the year ended September 30, 2012 versus the year ended September 30, 2011 was primarily the result of the fluctuations described above in the Systems segment where combined product and service sales to US customers increased by an aggregate $3.6 million.

The increase in sales in Europe was primarily the result of the higher sales described above from the German and UK divisions of the Service and System Integration segment. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales, Gross Profit and Gross Margins

The following table details our cost of sales, gross profit and gross margins by operating segment for the fiscal years ended September 30, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2012:
Cost of Sales:
Product	$2,508	$47,718	$50,226	78%
Services	283	13,877	14,160	22%
Total	$2,791	$61,595	$64,386	100%
% of Total	4%	96%	100%
% of Sales	25%	84%	76%
Gross Profit:
Product	$1,706	$7,651	$9,357	46%
Services	6,644	4,420	11,064	54%
Total	$8,350	$12,071	$20,421	100%
% of Total	41%	59%	100%
Gross Margins:
Product	40%	14%	16%
Services	96%	24%	44%
Total	75%	16%	24%

For the Year Ended September 30, 2011:
Cost of Sales:
Product	$2,391	$42,419	$44,810	78%
Services	330	12,136	12,466	22%
Total	$2,721	$54,555	$57,276	100%
% of Total	5%	95%	100%
% of Sales	35%	83%	78%
Gross Profit:
Product	$3,233	$6,691	$9,924	61%
Services	1,868	4,577	6,445	39%
Total	$5,101	$11,268	$16,369	100%
% of Total	31%	69%	100%
Gross Margins:
Product	57%	14%	18%
Services	85%	27%	34%
Total	65%	17%	22%

Increase (decrease)
Cost of Sales:
Product	$117	$5,299	$5,416	12%
Services	(47)	1,741	1,694	14%
Total	$70	$7,040	$7,110	12%
% Increase (decrease)	3%	13%	12%
% of Sales	(10)%	1%	(2)%
Gross Profit:
Product	$(1,527)	$960	$(567)	(6)%
Services	4,776	(157)	4,619	72%
Total	$3,249	$803	$4,052	25%
% increase (decrease)	64%	7%	25%
Change in Gross Margin percentage:
Product	(17)%	—	(2)%
Services	11%	(3)%	10%
Total	10%	(1)%	2%

Total cost of sales increased by approximately $7.1 million when comparing the year ended September 30, 2012 versus the year ended September 30, 2011.   This increase in cost of sales of 12% overall is consistent with the increase in sales of 15% overall as described previously.  The resulting higher gross profit margin ("GPM") of 24% for the year ended September 30, 2012 versus 22% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall GPM was 16% for the year ended September 30, 2012 versus 17% for the prior year.  Product GPM in the segment remained unchanged at 14% when comparing the year ended September 30, 2012 to the year ended September 30, 2011, while the segment’s service GPM decreased from 27% to 24%.  This decrease in service GPM was attributable primarily to increased costs of training new billable service engineer employees due to significant employee turnover in the German division of the segment.  Additionally, we experienced greater use of contractors versus in-house resources to provide billable  services in Germany.

In the Systems segment, the overall GPM increased from 65% to 75% as shown in the table above.  This was because in the current year period, royalty revenue, which carries a 100% GPM, made up a much greater percentage of total Systems segment revenue (57%), versus the prior year royalty revenue which was 21% of total Systems segment revenue.  Offsetting the favorable GPM impact of the greater royalty revenue in the current year however, was the impact of significantly lower product GPM in the current year versus the prior year.  As shown in the table above, the GPM on product sales was  40% for the current  year versus the prior year product GPM of 57%.  This is due to the current year lower volume of production and product sales resulting in proportionately lower absorption of fixed factory overhead, therefore these fixed costs were proportionately higher versus production and sales volume, which resulted in the low GPM on product sales in the current year. In addition, we incurred significantly higher nonrecurring engineering charges for re-tooling and other services from our outside fabrication houses for the year ended September 30, 2012 versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the year ended September 30, 2012 and 2011:

	For the Year ended,
	September 30, 2012	% of Total	September 30, 2011	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,720	100%	$1,785	100%	$(65)	(4)%
Service and System Integration	—	—	—	—	—	—
Total	$1,720	100%	$1,785	100%	$(65)	(4)%

The $0.1 million decrease in engineering and development expenses displayed above was due to lower engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the years ended September 30, 2012 and 2011:

	For the Year ended,
	September 30, 2012	% of Total	September 30, 2011	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$5,515	35%	$3,908	28%	$1,607	41%
Service and System Integration	10,332	65%	9,867	72%	465	5%
Total	$15,847	100%	$13,775	100%	$2,072	15%

The increase in SG&A expense in the Systems segment was was due in part to approximately $0.7 million in higher incentive compensation expense resulting from the higher revenues, gross profit and operating results for the year ended September 30, 2012, versus the prior year and a decrease in the cash surrender value of officer life insurance policies of approximately $1.0 million, related to a policy on our former chief executive, who became deceased in fiscal 2012.  The increase in the Service & System Integration segment was due to an increase in incentive compensation expense from the more favorable revenue, gross profit and overall operating results for the year ended September 30, 2012 versus the comparable period in the prior year.

Proceeds from officer life insurance settlement

We recognized approximately $2.1 million for the settlement from a life insurance policy for our former chief executive officer, who died during fiscal 2012.  We received the cash proceeds from this settlement subsequent to year end, in October 2012.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2012 and 2011:

	For the Year ended,
	September 30, 2012	September 30, 2011	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(85)	$(86)	$1
Interest income	44	44	—
Foreign exchange gain (loss)	(60)	(16)	(44)
Other income (expense), net	1	(36)	37
Total other expense, net	$(100)	$(94)	$(6)

Other income (expense), net, for the years ended September 30, 2012 and 2011was not significant nor was the change from the prior year period to that of the current year.

Income Taxes

The Company recorded an income tax benefit of approximately $1.7 million, which reflected an effective tax benefit rate of (36)% for the year ended September 30, 2012, compared to income tax expense of approximately $0.3 million for the year ended September 30, 2011, which reflected an effective tax rate of 48%.

We realized a tax benefit for the year ended September 30, 2012, despite the fact that we had positive earnings before taxes for the year.  This was because we reduced the valuation allowance on our deferred tax assets, which had been accumulated over the past several years.  The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance.  In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. In prior years, we recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because our inability to project future profitability beyond fiscal year 2012 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2012, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years.  This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the Service and Systems Integration segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2012, we have concluded that our US deferred tax asset is more likely than not to be realized. Therefore, we reversed the U.S. valuation allowance of $3.0 million, resulting in an overall tax benefit for the year ended September 30, 2012.  It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

We continue to  maintain a full valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $4.6 million to $20.5 million as of September 30, 2012 from $15.9 million as of September 30, 2011. At September 30, 2012, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant sources of cash for the year ended September 30, 2012 included net income of approximately $6.6 million, an increase in A/P and accrued expenses of approximately $1.6 million,  an increase in deferred revenue of approximately $0.8 million, a decrease in inventories of approximately $0.5 million, a decrease in accounts receivable of approximately $0.8 million, a decrease in cash surrender value of officers' life insurance of approximately $0.9 million and depreciation and amortization of approximately $0.4 million.  Offsetting these sources of cash, significant uses of cash were an increase in officer life insurance settlement receivable of approximately $2.2 million, a decrease in deferred tax assets of approximately $2.9 million, an increase in other assets of approximately $0.7 million, purchases of property and equipment of $0.6 million and payment of dividends of approximately $0.8 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $9.8 million as of September 30, 2012 and $5.6 million as of September 30, 2011. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable. When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed.  If no pattern of performance is discernible, the fee is recognized straight line over the service period.

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

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on the Company's best estimate of the standalone selling price. The allocation is based on vendor specific objective evidence, third party evidence or estimated selling price when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met and the delivered element has standalone value.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 -  “Multiple-Deliverable Revenue Arrangements-a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)  and ASU 2009-14 - “Certain Revenue Arrangements that Contain Software Elements.” (“ASU 2009-14”).  ASU 2009-13 amended previously existing revenue recognition accounting principles regarding multiple-deliverable revenue arrangements. The consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish verifiable, objective evidence of the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This pronouncement was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.

ASU 2009-14 removes the sale of tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality from the scope of software revenue recognition guidance.  The Company adopted these standards as of October 1, 2009.

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

Typically, product revenue which may consist of hardware (including tangible products that include software and non-software elements) and/or software elements are recognized upon shipment, or when risk of loss passes to the customer.  Services elements are typically recognized upon completion for fixed-price service arrangements, and as services are performed for time and materials service arrangements. For software elements that include services that do not involve significant production, modification or customization, and VSOE does not exist, the entire fee allocable to that element is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period.  The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

For tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality.  If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance as described above.

The following policies are applicable to the Company's major categories of segment revenue transactions:

Systems Segment Revenue

Revenue in the Systems segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company's proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

From time to time we enter into multiple element arrangements in the Systems segment. We follow the accounting policies described above for such arrangements.

The Company's standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers generally do not have the right of return, once customer acceptance has occurred.

Service and System Integration Segment Revenue

Revenue in the Service and System Integration segment consists of product and service revenue.

Revenue from the sale of third-party hardware and third-party software is recognized when the revenue recognition criteria are met. The Company's standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by accounting principles generally accepted in the U.S. We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

 Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2012. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

Pension and Retirement Plans

The funded status of pension and other post-retirement benefit plans is recognized prospectively on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/post-retirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2012. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2012. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”), which requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2012 or 2011. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.         Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.       Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, the Company's chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

Part III
Item 10.       Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2012.

Item 11.       Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2012.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1991 Incentive Stock Option Plan, 1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan and 2007 Stock Incentive Plan.  The equity compensation plan not approved by our stockholders is a stock option plan for certain employees of Modcomp. Stock options issued under this plan were granted at the fair market value of our common stock on the date of grant, have a term of ten years and vest at the rate of 25% per year starting one year from the date of grant. In fiscal 2012 and 2011, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2012 regarding the total number of securities outstanding under these stock option and stock purchase plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and non-vested shares issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	306,392	$5.37	141,283
Equity compensation plans not approved by security holders	40,000	$2.70	—
Total	346,392	$5.06	141,283

(1)	Includes 99,967 non-vested shares issued.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2012.

Item 13.       Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2012.

Item 14.       Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2012.
PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Operations for the years ended September 30, 2012 and 2011

Consolidated Statements of Shareholders' Equity and Comprehensive income (loss) for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012	X
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.4*	1991 Incentive Stock Option Plan		10-K	December 29, 2008	10.4
10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997		A
10.7*	1997 Employee Stock Purchase Plan		DEF 14A	December 1, 1997		B
10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003		B
10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007		B
10.10*	2012 Variable Compensation (Executive Bonus) and Base Programs dated November 8, 2011	X
10.12*	Form of Change of Control Agreement with Gary W. Levine, Walter Pastucha and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.13*	Form of Change of Control Agreement with Robert A. Stellato, Andrew Shieh, Robert Gove, Joseph Parent, William M. Newbanks, Ronald Cook, Michael Schumacher, Peter Haebler, Kevin Magee and Stephen Pfeil each dated January 11, 2008		10-K	December 22, 2009	10.11
10.14*	Employment Agreement with Victor Dellovo dated April 11, 2003		10-K	December 22, 2009	10.11
21.1	Subsidiaries	X
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
*	Management contract or compensatory plan.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 or the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer and President

Date: December 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer,	December 20, 2012
Victor Dellovo	President and Director

/s/ Gary W. Levine	Chief Financial Officer	December 20, 2012
Gary W. Levine	(Principal Financial Officer)

/s/Robert A. Stellato	Vice President of Finance	December 20, 2012
Robert A. Stellato	(Chief Accounting Officer)

/s/ J. David Lyons	Director	December 20, 2012
J. David Lyons

/s/ C. Shelton James	Director	December 20, 2012
C. Shelton James

/s/ Robert M. Williams	Director	December 20, 2012
Robert M. Williams

/s/ Christopher J. Hall	Director	December 20, 2012
Christopher J. Hall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP, Inc.

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
December 20, 2012

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,493	$15,874
Accounts receivable, net of allowances of $243 and $302	12,145	13,148
Officer life insurance settlement receivable	2,172	—
Inventories	6,276	6,777
Refundable income taxes	121	231
Deferred income taxes	1,284	158
Other current assets	2,215	1,690
Total current assets	44,706	37,878
Property, equipment and improvements, net	991	833

Other assets:
Intangibles, net	492	574
Deferred income taxes	2,373	663
Cash surrender value of life insurance	2,181	2,918
Other assets	323	242
Total other assets	5,369	4,397
Total assets	$51,066	$43,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,574	$12,103
Deferred revenue	3,693	2,937
Pension and retirement plans	717	709
Income taxes payable	184	121
Total current liabilities	18,168	15,870
Pension and retirement plans	9,431	9,056
Other long term liabilities	426	286
Total liabilities	28,025	25,212

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,399 and 3,417 shares, respectively	34	34
Additional paid-in capital	10,875	10,880
Retained earnings	18,744	12,885
Accumulated other comprehensive loss	(6,612)	(5,903)
Total shareholders’ equity	23,041	17,896
Total liabilities and shareholders’ equity	$51,066	$43,108

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the Year ended
	September 30, 2012	September 30, 2011
Sales:
Product	$59,583	$54,734
Services	25,224	18,911
Total sales	84,807	73,645

Cost of sales:
Product	50,226	44,810
Services	14,160	12,466
Total cost of sales	64,386	57,276

Gross profit	20,421	16,369

Operating expenses:
Engineering and development	1,720	1,785
Selling, general and administrative	15,847	13,775
Total operating expenses	17,567	15,560
Income from proceeds of officer life insurance settlement	2,115	—
Operating income	4,969	809

Other (expense):
Foreign exchange (loss)	(59)	(16)
Other (expense), net	(41)	(78)
Total other (expense), net	(100)	(94)
Income before income taxes	4,869	715
Income tax expense (benefit)	(1,740)	346
Net income	$6,609	$369
Net income attributable to common stockholders	$6,496	$363
Net income per share – basic	$1.93	$0.11
Weighted average shares outstanding – basic	3,362	3,439
Net income per share – diluted	$1.91	$0.10
Weighted average shares outstanding – diluted	3,405	3,482

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2012:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity	Comprehensive Income
Balance September 30, 2010	3,520	$35	$11,280	$12,516	$(5,352)	$18,479
Comprehensive loss:
Net income	—	—	—	369	—	369	$369
Other comprehensive losses from:
Effect of foreign currency translation	—	—	—	—	(95)	(95)	(95)
Increase in minimum pension liability					(456)	(456)	(456)
Total comprehensive loss							$(182)
Stock-based compensation	—	—	68	—	—	68
Issuance of shares under employee stock purchase plan	25	—	75	—	—	75
Restricted stock shares issued	37	1	100			101
Purchase of common stock	(165)	(2)	(643)			(645)
Balance as of September 30, 2011	3,417	34	10,880	12,885	(5,903)	17,896
Comprehensive income (loss):
Net income	—	—	—	6,609	—	6,609	$6,609
Other comprehensive losses from:
Effect of foreign currency translation	—	—	—	—	(45)	(45)	(45)
Increase in minimum pension liability	—	—	—	—	(664)	(664)	(664)
Total comprehensive income							$5,900
Stock-based compensation	—	—	17	—	—	17
Purchase of common stock	(28)	—	(97)	—	—	(97)
Restricted stock issuance	10	—	75	—	—	75
Cash dividends on common stock ($0.22 per share)	—	—	—	(750)	—	(750)
Balance as of September 30, 2012	3,399	$34	$10,875	$18,744	$(6,612)	$23,041

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$6,609	$369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	378	370
Amortization of intangibles	82	113
Loss on disposal of fixed assets, net	—	4
Foreign exchange loss	59	16
Non-cash changes in accounts receivable	(54)	16
Stock-based compensation expense on stock options and restricted stock awards	92	169
Deferred income taxes	(2,855)	179
Increase (decrease) in cash surrender value of life insurance	881	(86)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	825	(1,150)
Increase in officer life insurance settlement receivable	(2,172)	—
Decrease in inventories	496	(938)
Decrease in refundable income taxes	101	497
Increase in other current assets	(674)	(189)
Decrease in other assets	22	56
Increase in accounts payable and accrued expenses	1,604	2,199
Increase (decrease) in deferred revenue	824	(103)
Increase (decrease) in pension and retirement plans liability	(116)	(7)
Increase (decrease) in income taxes payable	63	(258)
Increase in other long term liabilities	141	286
Net cash provided by operating activities	6,306	1,543

Cash flows from investing activities:
Life insurance premiums paid	(143)	(143)
Purchases of property, equipment and improvements	(551)	(339)
Net cash used in investing activities	(694)	(482)

Cash flows from financing activities:
Dividends paid	(750)	—
Proceeds from issuance of shares under employee stock purchase plan	—	74
Purchase of common stock	(97)	(645)
Capital Lease Obligations	—	(25)
Net cash used in financing activities	(847)	(596)
Effects of exchange rate on cash	(146)	(122)
Net increase in cash and cash equivalents	4,619	343
Cash and cash equivalents, beginning of period	15,874	15,531
Cash and cash equivalents, end of period	$20,493	$15,874

Supplementary cash flow information:
Cash paid for income taxes	$1,056	$220
Cash paid for interest	$85	$85

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012 AND 2011

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

 Reclassifications

Certain reclassifications have been made to the 2011 financial statements, with no effect on net income, to conform to the classifications used in 2012.  In note 12 - Segment Information, an item for $103 thousand contingency loss expense for the year ended September 30, 2011, was reclassified as a reduction to profit from operations from other expense to conform to the financial statement presentation.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders' equity on the consolidated balance sheets. The translation adjustment for intercompany foreign currency loans that are of a long-term-investment nature is also reflected as accumulated other comprehensive income (loss). Currency transaction gains and losses are recorded as other income (expense) in the statements of operations.

Cash Equivalents

For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Research and Development Expense

For the year ended September 30, 2012, our expenses for research and development were approximately $1.7 million compared to approximately $1.8 million for fiscal year 2011. Expenditures for research and development are expensed as they are incurred.

Fair Value Measurements

We follow current accounting standards for fair value measurements, which define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” and establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

 Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2012. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for the allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the reserve when management has determined they are uncollectible.

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2012. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2012. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable. When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed.  If no pattern of performance is discernible, the fee is recognized straight line over the service period.

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

In certain multiple-element revenue arrangements, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on the Company's best estimate of the standalone selling price. The allocation is based on vendor specific objective evidence, third party evidence or estimated selling price when that element is sold separately. The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met and the delivered element has standalone value.

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

Typically, product revenue which may consist of hardware (including tangible products that include software and non-software elements) and/or software elements are recognized upon shipment, or when risk of loss passes to the customer.  Services elements are typically recognized upon completion for fixed-price service arrangements, and as services are performed for time and materials service arrangements. For software elements that include services that do not involve significant production, modification or customization, and VSOE does not exist, the entire fee allocable to that element is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period.  The period over which services are delivered typically ranges from approximately sixty to ninety days, or longer in some cases.

For tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality.  If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance as described above.

The following policies are applicable to the Company's major categories of segment revenue transactions:

Systems Segment Revenue

Revenue in the Systems segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company's proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

From time to time we enter into multiple element arrangements in the Systems segment. We follow the accounting policies described above for such arrangements.

The Company's standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers generally do not have the right of return, once customer acceptance has occurred.

Service and System Integration Segment Revenue

Revenue in the Service and System Integration Segment consists of product and service revenue.

Revenue from the sale of third-party hardware and third-party software is recognized when the revenue recognition criteria are met. The Company's standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers do not have the right of return.

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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by accounting principles generally accepted in the U.S. We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

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

Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2012	September 30, 2011
	(Amounts in thousands except per share data)
Net income	$6,609	$369
Less: Net income attributable to nonvested common stock	113	6
Net income attributable to common stockholders	$6,496	$363
Weighted average total shares outstanding - basic	3,421	3,491
Less: weighted average non-vested shares outstanding	59	52
Weighted average number of common shares outstanding - basic	3,362	3,439
Potential common shares from non-vested stock awards and the assumed exercise of stock options	43	43
Weighted average common shares outstanding - diluted	3,405	3,482
Net income per share - basic	$1.93	$0.11
Net income per share - diluted	$1.91	$0.10

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2012, 197 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.  For the year ended September 30, 2011, approximately 204 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations.

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2012 and 2011 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $92 thousand and $169 thousand, respectively.

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”), which requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company will adopt this standard for the quarter ending December 31, 2012.  The adoption of this standard will not have an impact to the consolidated financial statements aside from presentation.

2.         Inventories

Inventories consist of the following:

	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Raw materials	$941	$886
Work-in-process	1,407	539
Finished goods	3,928	5,352
Total	$6,276	$6,777

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $1.4 million and $3.4 million as of September 30, 2012 and September 30, 2011, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.4 million and $4.3 million as of September 30, 2012 and September 30, 2011, respectively.

3.        Accumulated Other Comprehensive Loss

 The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2010	$(2,133)	$(3,219)	$(5,352)
Change in Period	(95)	(439)	(534)
Tax effect of change in period	—	(17)	(17)
Balance as of September 30, 2011	$(2,228)	$(3,675)	$(5,903)
Change in Period	(45)	(591)	(636)
Tax effect of change in period	—	(73)	(73)
Balance as of September 30, 2012	$(2,273)	$(4,339)	$(6,612)

The changes in the minimum pension liability are net of amortization of net loss of $182 thousand in 2012 and $147 thousand in 2011 included in net periodic pension cost.

4.         Income Taxes

 The components of income before income tax and income tax expense (benefit) are comprised of the following:

	For the Years Ended September 30,
	2012	2011
	(Amounts in thousands)
Income before income tax:
U.S.	$4,382	$501
Foreign	487	214
	$4,869	$715
Income tax expense (benefit):
Current:
Federal	$1,088	$157
State	58	39
Foreign	40	(12)
	1,186	184
Deferred:
Federal	(2,734)	(16)
State	(274)	19
Foreign	82	159
	(2,926)	162
	$(1,740)	$346

 We realized a tax benefit for the year ended September 30, 2012, despite the fact that we had positive earnings before taxes for the year.  This was because we reduced the valuation allowance on our deferred tax assets, which had been accumulated over the past several years.  The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance.  In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. In prior years, we recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because our inability to project future profitability beyond fiscal year 2012 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2012, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years.  This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the Service and Systems Integration segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2012, we have concluded that our US deferred tax asset is more likely than not to be realized. Therefore, we reversed the U.S. valuation allowance of $3.0 million, resulting in an overall tax benefit for the year ended September 30, 2012.  It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

We continue to  maintain a full valuation allowance against our United Kingdom deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	For the Years Ended September 30,
	2012		2011
	(Dollar amounts in thousands)
Computed “expected” tax expense	$1,656	34.0%	$243	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(236)	(4.9)%	38	5.2%
Foreign operations	(176)	(3.6)%	(85)	(11.9)%
Change in valuation allowance	(2,762)	(56.8)%	(46)	(6.4)%
Permanent differences	(388)	(8.0)%	8	1.1%
Stock-based compensation	4	0.1%	11	1.6%
Foreign net operating loss	107	2.2%	163	22.8%
Uncertain tax liability adjustment	37	0.8%	14	2.0%
Other items	18	0.4%	—	—
Income tax expense	$(1,740)	(35.8)%	$346	48.4%

The Company recorded a consolidated income tax benefit of $1.7 million in fiscal year 2012 reflecting an effective tax benefit rate of (36)% compared to a tax expense of $0.3 million in fiscal year 2011 with an effective tax rate of 48%.

For the years ended September 30, 2012 and 2011, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Deferred tax assets:
Pension	$1,911	$2,142
Goodwill	723	821
Other reserves and accruals	625	483
Inventory reserves and other	713	566
State credits, net of federal benefit	79	86
Federal and state net operating loss carryforwards	30	54
Foreign net operating loss carryforwards	1,815	1,898
Foreign tax credits	7	7
Depreciation and amortization	61	111
Gross deferred tax assets	5,964	6,168
Less: valuation allowance	(2,307)	(5,347)
Realizable deferred tax asset	3,657	821
Gross deferred tax liabilities	—	—
Net deferred tax assets	$3,657	$821

The deferred tax valuation allowance decreased by $3.0 million, from $5.3 million at September 30, 2011, to $2.3 million at September 30, 2012. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2013 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2012 and 2011, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $ 1.2 million and $1.5 million, respectively which are available to offset future taxable income through 2030.

As of September 30, 2012, the Company had U.K. net operating loss carryforwards of approximately $8.9 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.4 million and $3.0 million at September 30, 2012 and 2011, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2012, the total amount of uncertain tax liabilities was $0.6 million, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2012	For the Year Ended September 30, 2011
	(Amounts in thousands)
Balance, beginning of year	$472	$—
Increases in tax positions in the current year	104	458
Settlements	—	—
Lapse in statute of limitations	(2)	—
Accrued penalties and interest	37	14
Balance, end of period	$611	$472

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions.  The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2009 through 2012, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

5.    Property, Equipment and Improvements, Net

  Property, equipment and improvements, net consist of the following:

	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Leasehold improvements	$370	$364
Equipment	7,178	6,717
Automobiles	118	118
	7,666	7,199
Less accumulated depreciation and amortization	(6,675)	(6,366)
Property, equipment and improvements, net	$991	$833

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $378 thousand and $370 thousand for the years ended September 30, 2012 and 2011, respectively.

6.    Acquired Intangible Assets

 As of September 30, 2012 and 2011, intangible assets are as follows:

	September 30, 2012				September 30, 2011
	Weighted Average Remaining Amortization Period (in years)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in Years)	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	6	$820	$328	$492	7	$820	$246	$574
Non-Compete agreements	—	93	93	—	—	93	93	—
Total	6	$913	$421	$492	7	$913	$339	$574

Amortization expense on these intangible assets was $82 thousand and $113 thousand for fiscal 2012 and 2011, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2013	$82
2014	82
2015	82
2016	82
2017	82
Thereafter	82
Total	$492

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2012	2011
	(Amounts in thousands)
Accounts payable	$9,458	$8,974
Commissions	225	155
Compensation and fringe benefits	2,593	1,719
Professional fees and shareholders' reporting costs	572	501
Taxes, other than income	316	174
Warranty	146	150
Current portion of capital lease	13	24
Other	251	406
	$13,574	$12,103
8.    Stock Options and Awards

In 1991, the Company adopted the 1991 Stock Option Plan (the “1991 Plan”), and authorized 332,750 shares of common stock to be reserved for issuance pursuant to the 1991 Plan. The 1991 Plan expired on October 23, 2001. In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1991 Plan and the 1997 Plan have expired, no further awards will be issued under these plans. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. As of September 30, 2012, there were 12,000 shares available to be granted under the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2012, there were 129,283 shares available to be granted under the 2007 Plan. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of the Technisource acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 141,283 as of September 30, 2012.

Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal 2010, 2011 and 2012, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2012 and 2011 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $92 thousand and $169 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Year ended
	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Cost of sales	$—	$1
Engineering and development	5	12
Selling, general and administrative	87	156
Total	$92	$169

For the year ended September 30, 2012, the Company granted 1,750 share options to certain key employees, 28,000 nonvested shares to certain officers including the Chief Executive Officer and 10,000 nonvested shares to its non-employee directors. For the year ended September 30, 2011, the Company granted 1,750 share options to certain key employees, 27,000 nonvested shares to certain officers including its Chief Executive Officer and 10,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted.  Because the Company had never paid a dividend until fiscal year 2012, the dividend rate variable in the Black-Scholes was zero for the fiscal year 2011. The table below summarizes the assumptions used to value these options:

	Year ended
	September 30, 2012	September 30, 2011
Expected volatility	52%	57%
Expected dividend yield	2.92%	—
Risk-free interest rate	1.32%	2.88%
Expected term (in years)	7.25	6.88

The volatility assumption is based on the historical weekly price data of the Company's stock over a period equivalent to the weighted average expected life of the Company's options. Management evaluated whether there were factors during those periods which would distort the volatility figures if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumptions are based on U.S. Treasury rates determined at the date of option grant.

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2012 and 2011.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2012 and 2011 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2012.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2010	274,775	$6.95	—	—
Granted	1,750	$3.85	—	—
Expired	(31,100)	$5.05	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2011	245,425	$7.13	—	—
Granted	1,750	$3.43	—	—
Expired	(750)	$4.79	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2012	246,425	$7.11	2.18	$94
Exercisable at September 30, 2012	239,174	$7.23	2.02	$86
Vested and expected to vest at September 30, 2012	246,425	$7.11	2.18	$94

The weighted average grant date fair value of share options granted during the years ended September 30, 2012 and 2011 was $3.43 and $2.27, respectively. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2012 and 2011 was zero (there were no stock options exercised in fiscal 2012 and 2011).

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2010	39,866	$3.61	—	—
Activity in 2011:
Granted	37,000	$3.97	—	—
Vested	(21,017)	$3.58	—	—
Forfeited	—	—	—	—
Nonvested shares outstanding at September 30, 2011	55,849	$3.86	—	—
Activity in 2012:
Granted	38,000	$3.56	—	—
Vested	(27,766)	$3.87	—	—
Forfeited	(29,333)	—	—	—
Nonvested shares outstanding at September 30, 2012	36,750	$3.68	2.11	$165
Vested at September 30, 2012	63,217	$3.64	0.32	$283
Vested and expected to vest at September 30, 2012	99,967	$3.66	0.98	$448

As of September 30, 2012 there was $95 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.37 years. The total fair value of shares vested during the years ended September 30, 2012 and 2011 was $141 thousand and $154 thousand, respectively.

9.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2012. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2012. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.8 million and $1.8 million as of September 30, 2012 and 2011, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2012	2011	2012	2011
Discount rate:	4%	4.75%	4.05%	5.04%
Expected return on plan assets:	—	—	4.70%	5.40%
Rate of compensation increase:	—	—	1.00%	1.12%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2012	2011	2012	2011
Discount rate:	4.75%	5.25%	5.04%	4.66%
Expected return on plan assets:	—	—	5.40%	6.20%
Rate of compensation increase:	—	—	1.12%	1.20%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$61	$10	$71	$73	$10	$83
Interest cost	708	84	792	688	99	787
Expected return on plan assets	(462)	—	(462)	(503)	—	(503)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	82	30	112	69	31	100
Net periodic benefit cost	$389	$124	$513	$327	$140	$467
Post Retirement:
Service cost	$—	$—	$—	$—	$20	$20
Interest cost	—	71	71	—	68	68
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	70	70	—	47	47
Net periodic benefit cost	$—	$141	$141	$—	$135	$135
Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$1,367	$(14)	$1,353	$373	$(3)	$370
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	(762)	(762)	—	69	69
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$1,367	$(776)	$591	$373	$66	$439

The following table presents an analysis of the changes in 2012 and 2011 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$14,107	$1,759	$15,866	$14,118	$1,895	$16,013
Service cost	61	10	71	73	10	83
Interest cost	708	84	792	687	99	786
Changes in actuarial assumptions	1,863	13	1,876	(294)	28	(266)
Foreign exchange impact	271	—	271	(154)	—	(154)
Benefits paid	(435)	(261)	(696)	(324)	(273)	(597)
Projected benefit obligation at end of year	$16,575	$1,605	$18,180	$14,106	$1,759	$15,865
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,598	$—	$7,598	$7,937	$—	$7,937
Actual gain (loss) on plan assets	1,004	—	1,004	(270)	—	(270)
Company contributions	441	261	702	309	273	582
Foreign exchange impact	306	—	306	(55)	—	(55)
Benefits paid	(435)	(261)	(696)	(323)	(273)	(596)
Fair value of plan assets at end of year	$8,914	$—	$8,914	$7,598	—	$7,598
Funded status	$(7,661)	$(1,605)	$(9,266)	$(6,508)	$(1,759)	$(8,267)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(7,661)	$(1,605)	$(9,266)	$(6,508)	$(1,759)	$(8,267)
Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,498	$1,498	$—	$1,293	$1,293
Service cost	—	—	—	—	20	20
Interest cost	—	71	71	—	68	68
Changes in actuarial assumptions	—	(687)	(687)	—	116	116
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$882	$882	$—	$1,497	$1,497
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(882)	$(882)	$—	$(1,497)	$(1,497)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(882)	$(882)	$—	$(1,497)	$(1,497)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(7,661)	$(1,605)	$(9,266)	$(6,508)	$(1,759)	$(8,267)
Deferred tax	(233)	6	(227)	31	—	31
Accumulated other comprehensive income	4,540	82	4,622	3,376	89	3,465
Net amount recognized	$(3,354)	$(1,517)	$(4,871)	$(3,101)	$(1,670)	$(4,771)
Post Retirement:
Accrued benefit liability	$—	$(882)	$(882)	$—	$(1,497)	$(1,497)
Deferred tax	—	269	269	—	—	—
Accumulated other comprehensive income	—	(283)	(283)	—	210	210
Net amount recognized	$—	$(896)	$(896)	$—	$(1,287)	$(1,287)
Total pension and post retirement:
Accrued benefit liability	$(7,661)	$(2,487)	$(10,148)	$(6,508)	$(3,256)	$(9,764)
Deferred tax	(233)	275	42	31	—	31
Accumulated other comprehensive income	4,540	(201)	4,339	3,376	299	3,675
Net amount recognized	$(3,354)	$(2,413)	$(5,767)	$(3,101)	$(2,957)	$(6,058)
Accumulated Benefit Obligation:
Pension	$(16,469)	$(1,605)	$(18,074)	$(14,029)	$(1,759)	$(15,788)
Post Retirement	—	(882)	(882)	—	(1,498)	(1,498)
Total accumulated benefit obligation	$(16,469)	$(2,487)	$(18,956)	$(14,029)	$(3,257)	$(17,286)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2012	2011
	(Amounts in thousands)
Current accrued benefit liability	$717	$709
Noncurrent accrued benefit liability	9,431	9,056
Total accrued benefit liability	$10,148	$9,765

As of September 30, 2012 and 2011 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $4.3 million and $3.7 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2013, is approximately $15 thousand.

Contributions

The Company expects to contribute $0.7 million to its pension plans for fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2013	$669
2014	725
2015	777
2016	805
2017	797
Thereafter	4,557

Plan Assets

At September 30, 2012, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $8.9 million.  Pension plan assets are managed by a fiduciary committee.  The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels.  Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.   In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile.  The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”).  The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein.  There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2012				September 30, 2011
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
	(Thousands)
Cash on deposit	$392	392	$—	$—	$375	$375	$—	$—
Pooled Funds	8,522	—	8,522	—	7,223	—	7,223	—
Total Plan Assets	$8,914	$392	$8,522	$—	$7,598	$375	$7,223	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $172 thousand and $170 thousand for the years ended September 30, 2012 and 2011, respectively.

10.    Lines of Credit

As of September 30, 2012 and September 30, 2011, the Company maintained lines of credit notes that allow for borrowings of up to $2.5 million.  Availability under these facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings range from Prime plus 1% to London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%.  Borrowings under the credit agreements are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty.  The credit agreements contain various covenants including financial covenants which require the Company to maintain various financial ratios at prescribed levels. The Company is in compliance with all covenants as of September 30, 2012.

The Company had no borrowings outstanding under its lines of credit as of September 30, 2012 and September 30, 2011.

11.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2013	$824
2014	729
2015	375
2016	21
2017	4
Thereafter	—
$1,953

Occupancy expenses under the operating leases approximated $1.1 million in 2012 and $1.2 million in 2011.

Common Stock Repurchase

On November 13, 2007, the Board of Directors authorized the Company to purchase 250 thousand shares of its outstanding common stock.  On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company's outstanding common stock at market price.  On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price.  Pursuant to the aforementioned authorizations, the Company repurchased approximately 28 thousand shares of its outstanding common stock during the year ended September 30, 2012.  As of September 30, 2012, approximately 201 thousand shares remain authorized to repurchase under its stock repurchase program.

12.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Years Ended September 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$4,214	$16,846	$1,484	$37,039	$55,369	$59,583
Service	6,927	13,730	1,434	3,133	18,297	25,224
Total sales	11,141	30,576	2,918	40,172	73,666	84,807
Profit from operations	3,230	598	57	1,084	1,739	4,969
Assets	18,451	14,058	3,504	15,053	32,615	51,066
Capital expenditures	222	197	27	105	329	551
Depreciation and amortization	111	167	26	156	349	460

2011
Sales:
Product	$5,624	$12,703	$200	$36,207	$49,110	$54,734
Service	2,198	12,025	1,429	3,259	16,713	18,911
Total sales	7,822	24,728	1,629	39,466	65,823	73,645
Profit (loss) from operations	(592)	386	(24)	1,039	1,401	809
Assets	12,819	12,662	3,632	13,995	30,289	43,108
Capital expenditures	148	95	20	76	191	339
Depreciation and amortization	89	183	27	184	394	483

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2012 and 2011. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2012	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$7,584	$—	$3,557	$11,141	13%
Service and System Integration	39,579	34,053	34	73,666	87%
Total	$47,163	$34,053	$3,591	$84,807	100%
% of Total	56%	40%	4%	100%
2011
Systems	$4,012	$—	$3,810	$7,822	11%
Service and System Integration	39,517	26,273	33	65,823	89%
Total	$43,529	$26,273	$3,843	$73,645	100%
% of Total	59%	36%	5%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2012 and 2011 were as follows:

	September 30, 2012	September 30, 2011
	(Amounts in thousands)
North America	$994	$934
Europe	489	473
Totals	$1,483	$1,407

Deferred tax assets by geographic location at September 30, 2012 and 2011 were as follows:

	September 30, 2012	September 30, 2011
	(Amounts in thousands)
North America	$3,106	$374
Europe	551	447
Totals	$3,657	$821

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2012 and 2011.

	For the Year ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$14.7	17%	$9.0	12%
Customer B	$12.6	15%	$10.2	14%

13.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of September 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,498	$—	$—	$3,498	$—
Total assets measured at fair value	$3,498	$—	$—	$3,498	$—

	As of September 30, 2011
	(Amounts in thousands)
Assets:
Money Market funds	$3,493	$—	$—	$3,493	$—
Total assets measured at fair value	$3,493	$—	$—	$3,493	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.  The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of September 30, 2012 or September 30, 2011. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2012 or September 30, 2011.

14.           Dividend

On January 12, 2012, our Board of Directors declared a cash dividend of $0.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date. On August 7, 2012, our board of directors declared a cash dividend of  $0.12 per share which was paid on August 31, 2012 to stockholders of record as of August 23, 2012, the record date.  On December 10, 2012, our board of directors declared a cash dividend of  $0.20 per share payable on December 28, 2012 to stockholders of record as of December 20, 2012, the record date.