Form 10-K/A
period 2012-09-30
CSP INC /MA/
filed 2013-01-28
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of CSP, Inc. (“the Company”) for the year ended September 30, 2012, as filed with the Securities and Exchange Commission on December 20, 2012, to include the information required by Part III of Form 10-K. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original December 20, 2012 filing date of our Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of the Company.

Name and Age	Business Affiliations, Qualifications and Directorships
Victor Dellovo (43)
President and Chief Executive Officer since August 2012 following the unexpected death of President and CEO Alexander Lupinetti; President of Modcomp’s worldwide operations since October 2010; President of Modcomp’s U.S. operations from October 2005 to September 2010; President of Modcomp’s Systems and Solutions division from June 2003 to September 2005 following Modcomp’s acquisition of Technisource Hardware Inc., a company he co-founded in 1997. Mr. Dellovo is an industry veteran who has more than 15 years of technology industry experience and leadership, as well as comprehensive knowledge of the Company and its operations. Mr. Dellovo has led our Modcomp Inc. subsidiary for four years. He is responsible for managing all facets of Modcomp Inc.’s domestic and international business, a role that provides him with insight into our operations and the challenges and opportunities faced by the Company. In addition, his prior positions with Technisource Hardware Inc. as an executive, a co-founder and various sales and engineering positions have provided him with a strong knowledge and understanding of the technology industry. Mr. Dellovo’s experience in the industry and in executive management, coupled with his in-depth knowledge of our Company, contributes to his selection as our President and CEO by our Board and facilitates the Board’s strategic and financial planning, and other critical management functions.

Robert M. Williams (74)
Director of CSPI since July 1998; served as Vice President for Asia, Africa and the Near East of International Executive Corps, a company that directs technology and business programs as a contractor for the US Foreign Aid Program from 1995 until his retirement in March 1999; consultant to RM Williams Associations Technology from 1993 to 1995; Vice President of Worldwide Development, Industrial Sector Division for International Business Machines Corp., and served in various positions from 1963 to 1993. Mr. Williams has served on our Board of Directors for 14 years. His extensive executive management experience adds invaluable knowledge to our Board, reflecting his in-depth understanding of many facets of the technology industry and the skills acquired in the development, manufacturing, marketing and sales organizations that he managed at IBM over a 30-year period. He is Chairman of our Nominating Committee, and has demonstrated honest and ethical conduct in his personal and professional activities.

Christopher J. Hall (54)
Director of CSPI since November 2002; self employed as a municipal bond investor from 1998 to present; Founder and Chief Financial Officer of Howe, Solomon, & Hall, a registered broker-dealer operating primarily as a municipal securities broker-dealer from 1985 to 1998. Mr. Hall has served on the Board for 10 years. Mr. Hall’s extensive experience in the investment field provides the Board with his in-depth understanding of the investment markets to assist us with investing and advice on capital requirements, as well as potential mergers and acquisitions. He is the Chairman of our Investment Committee. He is an honest and ethical member of our Board.

Name and Age	Business Affiliations, Qualifications and Directorships
C. Shelton James (73)
Director of CSPI since 1994; Chairman of the Board of Directors since August 2012; Principal, C. Shelton Associates, a business consulting firm, from 1990 to present; President from 1993 until June 1998 and Director from 1993 until February 2000 of Fundamental Management Corporation; Director from December 1994 until March 2000 and Chief Executive Officer from August 1998 to March 1999 of Cyberguard Corp.; Director from August 1998 to July 2002 and Chief Executive Officer from December 2001 to July 2002 of Technisource, Inc.; Chief Executive Officer and Chairman of the Board of Elcotel from May 1991 to February 2000; Director of Concurrent Computer Corporation. Mr. James is the Chairman of the Company’s Audit Committee. He has extensive experience in a broad range of executive management positions that included Chief Executive Officer of Technisource, Inc. and Chairman and Chief Executive Officer of Cyberguard Corporation, a provider of information security solutions. Mr. James has also served in various senior management roles at Elcotel, Fundamental Management Corporation, and Gould, Inc. Mr. James was a CPA and worked in public accounting. He was Chief Financial Officer of Systems Engineering Laboratories for over eleven years.
Mr. James’s experience overseeing financial reporting processes, internal accounting and financial controls, as well as managing independent auditor engagements, qualifies him as an “audit committee financial expert” within the meaning of SEC regulations. Mr. James has served on ten boards of public companies and nine audit committees during his career. His extensive executive management experience, in addition to his financial expertise adds invaluable knowledge to our Board and qualifies him for service as a director of our Company.

J. David Lyons (74)
Director of CSPI since March 1997; Managing Director for the Carter Group, an executive search firm, from September 2002 to his retirement in June 2004; President of Aubin International, Inc., an executive search firm, from 1996 to October 2002; Executive Vice President at National Data Corp. from 1993 to 1996; Executive Vice President -- Sales and Marketing, Syncordia from 1991 to 1993. Mr. Lyons has been a member of the Board for over 15 years.
Mr. Lyons’s experience overseeing executive recruiting and all aspects of compensation qualifies him to Chair our Compensation Committee. Mr. Lyons has served as executive for numerous technology companies in the sales and marketing areas over a 45-year career. His extensive executive management experience, in addition to his compensation expertise, adds invaluable knowledge to our Board and qualifies him for service as a director of our Company.

We believe that the qualifications for serving as one of our directors include these: that a nominee demonstrates significant accomplishment in his or her field, together with an ability to make a meaningful contribution to the Board’s oversight of business affairs in our industries. Each director must also have an excellent record and reputation for honesty and ethical conduct in both his or her professional and personal activities. We consider Messrs. Dellovo, Hall, James, Lyons and Williams to be well qualified to serve as directors of our Company.

OUR EXECUTIVE OFFICERS
Background Information about Executive Officers
In addition to Mr. Dellovo, we have three other executive officers, who are listed below with information showing their ages and business affiliations.

Name and Age	Business Affiliations
Gary W. Levine (64)	Vice President of Finance and Chief Financial Officer of CSPI since September 1983; Controller of CSPI from May 1983 to September 1983.
William E. Bent, Jr. (57)
Vice President of CSPI and General Manager of MultiComputer Division since July 2000; Vice President of Engineering for MultiComputer Division from October 1999 to July 2000; Director of Engineering for MultiComputer Group from March 1996 to October 1999; Senior Technical Manager of Optronics, an Intergraph Division, from 1989 to March 1996.

Robert A. Stellato (51)	Vice President of Finance and Chief Accounting Officer of CSPI since March 2007; Vice President of Accounting and Human Resources, Wave Systems Corp. from July 2000 through March 2007.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities (our common stock) to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to the Company during fiscal 2012, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, except for the following: (i) Mr. Hall omitted to file a Form 4 with respect to a restricted stock award of 2,500 shares on February 10, 2012 and a stock award of 200 shares on May 30, 2012, and (ii) Mr. Williams filed a Form 5 on November 13, 2011 with respect to sales of 5,300 shares on August 10, 2012, 300 shares on August 15, 2012, and 400 shares on August 16, 2012.

CORPORATE GOVERNANCE

We believe that good corporate governance and fair and ethical business practices are crucial not only to the proper operation of our company, but also to building and maintaining confidence in the integrity, reliability and transparency of the securities markets. We endeavor to stay abreast of the actions taken in the past few years by Congress, the SEC and NASDAQ to improve and enhance corporate governance, and we take our responsibilities in this area very seriously. This section explains some of the things we have done, or are considering, to improve the way we run CSPI.
Independent Directors
Rules and regulations of the SEC and NASDAQ require that a majority of our Board be “independent.” The Board has reviewed those rules and regulations and has determined that Messrs. Lyons, Hall, James and Williams are independent directors. As required by NASDAQ rules, the independent directors convene regularly scheduled meetings at which only independent directors are present.
Board Leadership Structure and Role in Risk Oversight
With the passing of our Chairman and Chief Executive officer Alexander Lupinetti, our Board has separated the roles of Chairman of the Board and Chief Executive Officer. The Board believes that separating the positions of Chairman and Chief Executive Officer offers independent Board leadership and objective oversight of management. The Board believes that this separation will give better clarity of leadership and is in the best interests of CSPI and its stockholders at this time. The non-management directors regularly meet alone in executive session at Board meetings.
Management is responsible for the day-to-day management of the risks that we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes are adequate and functioning as designed. The Board’s involvement in risk oversight includes receiving regular reports from members of senior management and evaluating areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks.
The Compensation Committee regularly considers the risks associated with our compensation policies and practices for employees, including those related to executive compensation programs. As part of the risk assessment, the Compensation Committee reviewed our compensation programs for certain design features that have been identified as having the potential to encourage excessive risk-taking, such as compensation mix overly weighted toward annual incentives and unreasonable goals or thresholds. The Compensation Committee determined that, for all employees, our compensation programs encourage our employees to take appropriate risks and encourage behaviors that enhance sustainable value creation in furtherance of the Company’s business, but do not encourage excessive risk and accordingly are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that because we closely link our variable compensation with attaining performance objectives, we are encouraging our employees to make decisions that should result in positive short-term and long-term returns for our business and our stockholders without providing an incentive to take unnecessary risks. The Compensation Committee on an on-going basis reviews our compensation policies and programs to ensure that our compensation programs and risk mitigation strategies continue to discourage imprudent risk-taking activities.
Meetings and Committees of the Board of Directors
Our Board met five times during the fiscal year ended September 30, 2012. In addition, the Audit Committee met four times, the Compensation Committee met three times, and the Nominating Committee met once. All members attended all of the meetings of the Board and of the committees of which they were a member.
Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers, directors and employees, and which is available in the Investor Relations section (under Corporate Governance) of our website at www.cspi.com. A copy of the code of ethics can also be obtained, without charge, by written request to Investor Relations, CSP Inc., 43 Manning Road, Billerica, Massachusetts 01821.
Communications with our Board of Directors
Our stockholders may communicate directly with the members of our Board or the individual chairmen of the standing Board committees by writing directly to those individuals c/o CSP Inc. at the following address: 43 Manning Road, Billerica, Massachusetts 01821. Our policy is to forward, and not intentionally to screen, any mail received at our corporate office for an individual to that individual.

Policy Regarding Board Attendance
It is our policy that all members of the Board attend the Annual Meeting of stockholders in person, although we recognize that our directors occasionally may be unable to attend for personal or professional reasons. We generally hold a meeting of the Board on the same date as the Annual Meeting of stockholders. In 2012, all directors attended the Annual Meeting.
 Director Candidates and Selection Process
Under our by-laws, nominations for election to our Board may be made only by or at the direction of the Board (which has established the Nominating Committee in connection with this process) or by a stockholder who satisfies the substantive and procedural requirements set forth in our by-laws. Candidates nominated by or at the direction of the Board will appear as the Company’s nominees in our proxy materials. An eligible stockholder who complies with our by-laws is able to nominate a candidate for election at our Annual Meeting, and stockholders who are present in person or by proxy at the meeting may vote for such a nominee. However, the Company’s proxy materials are not available for that nominee. That is, any eligible stockholder wishing to nominate a non-Board endorsed candidate for election as a director and solicit proxies for such nominee must prepare and file with the SEC, at his own expense, proxy materials meeting the applicable requirements of law for a proxy contest.
The Nominating Committee believes that the minimum qualifications for serving as one of our directors are that a nominee demonstrate significant accomplishment in his or her field, ability to make a meaningful contribution to the Board’s oversight of our business affairs and have an excellent record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, the Nominating Committee examines a candidate’s specific knowledge, experience and skills, availability in light of other commitments, potential conflicts of interest and independence from our management and CSPI. Although the Nominating Committee does not have a standalone policy with regard to consideration of diversity in identifying director nominees, it considers diversity in professional background, experience, expertise (including as to financial matters) and perspective (including as to age, gender and ethnicity) with respect to the Board composition as a whole when evaluating a director nominee.
The Nominating Committee may use any number of methods to identify potential nominees, including personal, management, and industry contacts, recruiting firms and, as described above, candidates recommended by stockholders. The Nominating Committee did not engage any third-party recruiting firms to identify nominees in fiscal 2012.
Once a person has been identified by the Nominating Committee as a potential candidate, the committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating Committee determines that the candidate warrants further consideration, the chairman or another member of the committee will contact the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Nominating Committee will request information from the candidate, review the person’s accomplishments and qualifications, including in light of any other candidates that the committee might be considering, and conduct one or more interviews with the candidate, other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments, and may seek management input on the candidate. The Nominating Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder.
The Nominating Committee will consider, for possible Board endorsement, director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate. The Nominating Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the Nominating Committee, a stockholder must submit the recommendation in writing and must include the following information, among other things:

•	the name and address of the stockholder and the class and number of shares of our stock beneficially owned by the stockholder and owned of record by the stockholder; and

•
all information relating to the candidate that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or any other applicable statute, rule or regulation.

Article III, Section 4 of our by-laws requires that the stockholder recommendation and information described above must be received by our corporate secretary at our executive offices not less than 90 days prior to the date of our Annual Meeting of stockholders; provided, however, that if the Annual Meeting (or a special meeting in lieu of the Annual Meeting) is to be held on a date prior to such specified date, and if less than 100 days’ notice or prior public disclosure of the date of such annual or special meeting is given or made, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the scheduled meeting was mailed or the day on which public disclosure was made of the date of such annual or special meeting. Therefore, the deadline for submission of notice for our 2014 Annual Meeting will be November 14, 2013. Our by-laws contain a number of other substantive and procedural requirements, which should be reviewed by any interested stockholder. This description is qualified in its entirety by the text of our by-laws, to which readers are referred for additional information.
Notice of By-Law Amendments
Pursuant to Section 10.20 of the Massachusetts Business Corporation Act, or MBCA, we wish to notify stockholders of two amendments to our by-laws approved by the Board of Directors since our last Annual Meeting. First, on May 8, 2012, the Board adopted a resolution to exempt the Company from Section 8.06 of the MBCA, which provides for classified boards of directors for public corporations. Accordingly, the Board amended Article III, Section 2(b) of our By-Laws to eliminate language which set forth provisions dealing with the classification of the Board and the election of directors to staggered three-year terms. Second, on December 12, 2012, the Board amended Article II, Section 3 of the Company’s by-laws so as to restrict the location of meetings of stockholders to the United States and to clarify that adjourned meetings of stockholders are to be held at such place as is designated in the vote of adjournment.
COMMITTEES OF THE BOARD OF DIRECTORS
Audit Committee
Our Audit Committee consists of Messrs. James (chairman), Hall and Williams. The Board determined that the members of our Audit Committee are not only independent, but also are “financially literate” for purposes of NASDAQ rules (that is, able to read and understand financial statements). In addition, the Board has concluded that Mr. James qualifies as an “audit committee financial expert.” Mr. James was a CPA and worked in public accounting from 1962 to 1965. He was chief financial officer of Systems Engineering Laboratories in Ft. Lauderdale, Florida from 1969 to 1980, has served on numerous audit committees and currently serves on the audit committee of Concurrent Computer Corporation.
Our Audit Committee is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The committee acts in an oversight capacity and relies on the work and assurances of both management, which has primary responsibility for our financial statements, and our independent auditors, who are responsible for expressing an opinion on the conformity of our audited financial statements to generally accepted accounting principles. Our Audit Committee has adopted a written charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our web site at www.cspi.com. A copy of the charter is also available to stockholders upon request, addressed to CSP Inc., Attn: Corporate Secretary, 43 Manning Road, Billerica, Massachusetts 01821.
Nominating Committee
The members of the Nominating Committee are Messrs. Williams (chairman), James, Hall and Lyons, each of whom is an independent director. The functions of our Nominating Committee include the following:

•	identify and recommend to the Board individuals qualified to serve as our directors;

•	recommend directors to serve on committees of the Board; and

•	advise the Board with respect to matters of Board composition and procedures.
Our Nominating Committee has adopted a written charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our web site at www.cspi.com. A copy of the charter is also available to stockholders upon request, addressed to CSP Inc., Attn: Corporate Secretary, 43 Manning Road, Billerica, Massachusetts 01821.
Compensation Committee
Our Compensation Committee is composed of Messrs. Lyons (chairman), James and Hall, each of whom is an independent director. This committee is charged with reviewing and approving executive officers’ compensation and administering our stock option plans. The Committee also reviews and recommends the compensation to be paid to directors. For fiscal 2012, compensation consultants had no role in determining or recommending the amount or form of executive or director compensation. NASDAQ rules require that the compensation of the chief executive officer be determined, or recommended to the Board for its determination, by either a majority of independent directors or a wholly independent Compensation Committee. NASDAQ rules prohibit a company’s CEO from being present during voting or deliberations with respect to his compensation. Compensation of all other executive officers is required to be determined in the same manner, except that the CEO is permitted to be present.
Our Compensation Committee has adopted a written charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our web site at www.cspi.com. A copy of the charter is also available to stockholders upon request, addressed to CSP Inc., Attn: Corporate Secretary, 43 Manning Road, Billerica, Massachusetts 01821.

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS
The following table provides certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for our named executive officers for the years ended September 30, 2012 and 2011.
2012 SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)[7] (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[10] (h)	All Other Compensation[11] ($) (i)	Total ($) (j)
Alexander Lupinetti, President and CEO	2012	$348,990	N/A	$41,160[1]	N/A	$515,861[8]	$58,894	$13,296	$978,201
	2011	$350,000	N/A	$61,600[2]	N/A	$230,165[9]	$57,798	$18,735	$718,298
Gary Levine, CFO, Treasurer and Secretary	2012	$178,662	N/A	$13,720[3]	N/A	$192,854[8]	$66,421	$37,651	$489,308
	2011	$178,370	N/A	$15,400[4]	N/A	$ 69,050[9]	$77,399	$37,019	$377,328
Victor Dellovo President and CEO; President of Modcomp, Inc.	2012	$303,845	N/A	$34,300[5]	N/A	$225,000[8]	---	---	$563,145
	2011	$300,000	N/A	$19,250[6]	N/A	$225,000[9]	---	---	$544,250
William E. Bent Vice President and General Manager MultiComputer Division	2012	$300,226	N/A	$3,430	N/A	$112,106[8]	---	---	$415,762
	2011	$224,612	N/A	$3,850	N/A	$52,286[9]	---	---	$280,748
Notes:

1.
On January 13, 2012, Mr. Lupinetti received a restricted stock award of 12,000 shares of common stock. The price per share was $3.43, the fair market value on the date of award. The restricted stock award vests over four years from the date of the award. The 12,000 shares of restricted stock were forfeited on the date of his death on August 19, 2012.

2.
On December 15, 2010, Mr. Lupinetti received a restricted stock award of 16,000 shares of common stock. The price per share was $3.85 the fair market value on the date of award. The restricted stock award vests over four years from the date of the award.

3.
On January 13, 2012, Mr. Levine received a restricted stock award of 4,000 shares of common stock. The price per share was $3.43, the fair market value on the date of award. The restricted stock award vests over four years from the date of the award.

4
On December 15, 2010, Mr. Levine received a restricted stock award of 4,000 shares of common stock. The price per share was $3.85, the fair market value on the date of award. The restricted stock award vests over four years from the date of the award.

5.
On January 13, 2012, Mr. Dellovo received a restricted stock award of 10,000 shares of common stock. The price per share was $3.43, the fair market value on the date of award. The restricted stock award vests over four years from the date of the award.

6.
On December 15, 2010, Mr. Dellovo received a restricted stock award of 5,000 shares of common stock. The price per share was $3.85, the fair market value on the date of award. The restricted stock award vests over four years from the date of the award.

7.
Payments are based on achievement of the (i) Company revenues target and (ii) Company earnings before interest and taxes (EBIT) per share target. The net proceeds from officer life insurance were excluded in the earnings calculation. Each named executive officer has a target annual incentive opportunity amount expressed as a percentage of his base salary.

8.
For Mr. Lupinetti, Non-Equity Incentive Plan Compensation reflects achievement of approximately 333% of his target bonus of 50% of his base salary thru the date of his death on August 19, 2012. For Mr. Levine, Non-Equity Incentive Plan Compensation reflects achievement of approximately 367% of his target bonus of 30% of his base salary in 2012 The net proceeds of officers life insurance was excluded in the bonus calculation . For Mr. Dellovo, Non-Equity Incentive Plan Compensation reflects achievement of approximately 150% of his target bonus of 50% of his base salary in 2012. For Mr. Bent, Non-Equity Incentive Plan Compensation reflects achievement of approximately 234% of his target bonus of 30%

9.
For Mr. Lupinetti, Non-Equity Incentive Plan Compensation reflects achievement of approximately 132% of his target bonus of 50% of his base salary in 2011. For Mr. Levine, Non-Equity Incentive Plan Compensation reflects achievement of approximately 132% of his target bonus of 30% of his base salary in 2011. For Mr. Dellovo, Non-Equity Incentive Plan Compensation reflects achievement of approximately 150% of his target bonus of 50% of his base salary in 2011. For Mr. Bent, Non-Equity Incentive Plan Compensation reflects achievement of approximately109 % of his target bonus of 30% of his base salary in 2011

10.
The Company provides to Mr. Levine (and provided to Mr. Lupinetti) a supplemental “death benefit” retirement plan, the benefits of which are vested. Upon his death, Mr. Lupinetti’s beneficiaries have been paid $1,500,000. Upon retirement the plan provides for an annual pay-out of $50,000 in the case of Mr. Levine. For more information, see Note 9 to our Consolidated Financial Statements as of and for the years ended September 30, 2012 and 2011, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

11.
For Mr. Lupinetti, the amount represents $8,048 and $10,646 in employer contributions to Mr. Lupinetti’s 401(k) plan for 2012 and 2011, respectively, and $5,248 and $8,089 for the cost of a Company-provided vehicle for 2012 and 2011, respectively. For Mr. Levine, the amount represents $8,051 and $7,239 in employer contributions to Mr. Levine’s 401(k) plan for 2012 and 2011, respectively, and $29,600 and $29,780 for a split life insurance policy for Mr. Levine’s benefit in 2012 and 2011, respectively. For Messrs. Dellovo and Bent, All Other Compensation was less than $10,000 and therefore omitted.

Employment Agreements and Arrangements
In addition to the employment arrangements described in the footnotes to the Summary Compensation Table, we have an employment agreement with Mr. Dellovo dated September 4, 2012, under which Mr. Dellovo became one of our directors and our President and Chief Executive Officer. Effective September 4, 2012, Mr. Dellovo’s base salary under the agreement is $350,000. On October 1, 2012 Mr. Dellovo became eligible to receive a bonus based on the attainment of certain financial objectives. Mr. Dellovo has received 30,000 restricted shares of the Company’s common stock, of which 15,000 shares will vest at a rate of 25% each year, and the remaining 15,000 will vest at a rate of 33-1/3% per year if the Company meets or exceeds it planned revenue and earnings before income taxes in for the fiscal year commencing October 1, 2012. However, if we are acquired by way of a sale of substantially all our assets or by merger, all the shares will be fully vest at the time of such acquisition. We also provide Mr. Dellovo with the use of an automobile.
Under his employment agreement, in the event that we terminate Mr. Dellovo’s employment other than for cause (as defined), he will be entitled to 12 months of severance pay at his then effective monthly salary. However, as discussed below, Mr. Dellovos employment agreement has been supplemented and modified by a change of control agreement with us.
Change of Control Agreements
Mr. Dellovo and Mr. Levine have change of control agreements with the Company executed in September 2012 and January 2008, respectively. Under those agreements, in exchange for the right to severance benefits under the circumstances described in the agreements, each executive agrees that for a period of six months after he leaves the Company he will not solicit customers or employees of the Company, directly or indirectly. In case of either a change of control (as defined, and including a change in the majority of the incumbent directors over a two-year period, except for new directors nominated or selected by a majority of the then incumbent board), or termination of employment without cause (as defined) or termination or an adverse change in status of the executive in anticipation of or as required to accomplish a change of control, the executive will be entitled to:

•	a multiple of his base compensation for the Company’s fiscal year then in effect or, if greater, a multiple of his base compensation for the Company’s previous fiscal year, plus

•
a multiple of his annual target variable compensation bonus for the fiscal year then in effect or, if there is no bonus plan in effect that year, the highest variable compensation bonus paid to the executive in any of the three preceding fiscal years.

For Mr. Dellovo, the payouts are two times base compensation and bonus (with the target compensation equal to 50% of annual base pay). For Mr. Levine, the payouts are one times base compensation and bonus (with the target compensation equal to 30% of annual base pay). To receive payment, the executive must deliver to the Company a satisfactory release of claims.
Following a change of control, Mr. Dellovo and Mr. Levine would be entitled to two years and one year, respectively, of comparable health and welfare benefits, by continuing the executive in the Company’s health and welfare plans, or by payment by the Company of amounts sufficient to purchase equivalent coverage in a lump sum or periodically. The executive’s stock options and restricted stock awards would vest, and the executive would be entitled to exercise stock options and satisfy any tax withholding obligations under restricted stock awards by delivering shares of our common stock to the Company, or having shares of common stock withheld by the Company, in each case at the fair market value of the common stock and sufficient to meet the relevant requirement. In case of voluntary resignation or termination of employment for cause or by reason of death or disability, then no severance payments would be payable to the executive.
As an illustration of the payments available to Mr. Dellovo and Mr. Levine, if there had been a change of control of the Company as of December 1, 2012, then, based on fiscal year 2012 compensation, Mr. Dellovo would have received $1,050,000 under his employment and change of control agreement, plus the value of health and welfare benefits as described above, plus other vested benefits in the form of retirement funds. In addition, the value of Mr. Dellovo’s accelerated stock awards would be $184,950 based on the closing price of our common stock on the NASDAQ Global Market ($5.40) as of the close of trading on November 30, 2012. Of the unvested options held by Mr. Dellovo at December 1, 2012, all except 500 shares have an exercise price greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this illustration, we have assumed that these options do not have
Under the same hypothetical circumstances, Mr. Levine would have received $367,854 under his change of control agreement, plus the value of health and welfare benefits, plus other vested benefits in the form of retirement funds. In addition, the value of Mr. Levine’s accelerated stock awards would be $48,600 based on the closing price of our common stock on the NASDAQ Global Market ($5.40) as of the close of trading on November 30, 2012 and the value of his accelerated stock options would be $1,250. Of the unvested options held by Mr. Levine at December 1, 2012, all except 1,250 shares have an exercise price greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this illustration, we have assumed that these options do not have value.
These illustrations do not take account of tax effects and are intended only as examples.

2012 COMPENSATION OF NON-EMPLOYEE DIRECTORS
The following table and footnotes provide certain information regarding the fiscal year 2012 compensation of CSPI’s non-employee directors.

Name (a)	Fees Earned or Paid in Cash[1] ($) (b)	Stock Awards[2,3] ($) (c)	Total ($) (h)
Christopher J. Hall	$34,208	$10,629	$44,837
C. Shelton James	$40,327	$10,629	$50,956
J. David Lyons	$35,104	$10,629	$45,733
Robert M. Williams	$33,104	$10,629	$43,733

Notes:

1.
Each non-employee director receives (a) a $23,000 annual cash retainer, (b) an additional $552 annual retainer for each Committee membership, (c) a meeting fee of $1,500 per meeting, and (d) out of pocket travel expenses in connection with the meetings. In addition, the Chairman of the Board will receive an annual fee of $25,000, the chairman of the Audit Committee receives an annual fee of $4,000 and the chairman of the Compensation Committee receives an annual fee of $2,000.

2.
On May 30, 2012, each non-employee director received an unrestricted stock award of 200 shares of common stock. The price per share was $4.27, the fair market value on the date of grant. These shares cannot be sold for one year from the date of the award. The annual non-discretionary grant of 200 unrestricted shares of stock to non-employee directors, made on the business day after the Company releases second quarter results, will remain unchanged for fiscal 2013.

3.    On February 10, 2012, each non-employee director received a restricted stock award of 2,500 shares of common stock. The price per share was $3.91, the fair market value on the date of grant. The restricted stock awards vest on February 4, 2013. The restricted stock awards do not reflect compensation actually received by the non-employee directors. Instead, the amounts in the stock awards column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders
The following table sets forth certain information as of January 18, 2013 regarding each person known by us to own beneficially more than 5% of our common stock, each director and nominee for director of the Company, each executive officer named in the Summary Compensation Table, and all directors and executive officers of the Company as a group.

Name	Shares Beneficially Owned (1)	Percent of Class (2)
Dimensional Fund Advisors LP	297,073(3)	8.1%
6300 Bee Cave Road, Building One
Austin, TX 78746
Wedbush, Inc	253,709(4)	6.9%
1000 Wilshire Boulevard, Suite 1140
Los Angeles, CA 90017
Julian Demora	225,814(5)	6.2%
826 Polk Street Hollywood, FL 32019
Ariel Investments, LLC	236,405(6)	6.4%
200 E. Randolph Drive, Suite 2900 Chicago, IL 60601
Christopher J. Hall*	299,296(7)	8.2%
C. Shelton James*	16,202(8)	**
J. David Lyons*	12,200(9)	**
Robert M. Williams*	9,900(10)	**
Gary W. Levine	51,139(11)	1.4%
William Bent	24,517(12)	**
Robert A. Stellato	9,000(13)	**
Victor Dellovo*	112,158(14)	3.1%
All directors and executive officers as a group (8 persons)	534,412(15)	14.6%

*	Nominee for Director

**	Owns less than one percent

(1)
Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this proxy statement.

(2)	Computed pursuant to Rule 13d-3 under the Exchange Act.

(3)
Dimensional Fund Advisors LP furnished us with a report on Schedule 13G/A filed on February 14, 2012 in which Dimensional has advised us that it is a registered investment advisor or manager for four investment companies (Funds) registered under the Investment Company Act of 1940 and in its role as advisor has sole voting power with respect to 297,073 shares of our common stock. Dimensional states in the filing that it disclaims beneficial ownership of such securities and all securities are owned by the Funds.

(4)
Wedbush, Inc. (“WI”), Edward W. Wedbush (“Mr. Wedbush”), Wedbush Opportunity Capital, LLC (“WOC”), and Wedbush Opportunity Partners, LP (“WOP”) furnished us with a report on Schedule 13G/A filed on February 15, 2012 in which WI, Mr. Wedbush, WOC and WOP share voting and dispositive power with respect to 253,709 shares of our common stock. Mr. Wedbush is the Chairman of WI, and owns a majority of the outstanding shares of WI. WI owns a majority of WOC, and WOC is the general partner and acts as the investment manager for WOP. Accordingly, Mr.

Wedbush may be deemed the beneficial owner of the shares of our common stock owned by WI. However, Mr. Wedbush disclaims beneficial ownership of such securities.

(5)	Julian Demora filed a Form 4 on December 13, 2012 with the SEC and he reporting he was the beneficially owner of 225,814 shares.

(6)
Ariel Investments, LLC furnished us with a report on Schedule 13G filed on February 14, 2012 in which Ariel has advised us that it is a registered investment advisor in accordance with section 240.13d-1(b) (1) (ii)(E) and that it has sole voting power with respect to 62,789 shares of our common stock and sole dispositive power with respect to 236,405 shares of our common stock.

(7)	Represents 299,296 shares owned and have been pledged by Mr. Hall .

(8)	Represents 16,042 shares owned by Mr. James and includes 160 shares owned by Mr. James’ wife. However, Mr. James disclaims beneficial ownership of these shares.

(9)	Represents 12,200 shares owned by Mr. Lyons.

(10)	Represents 9,900 shares owned by Mr. Williams.

(11)	Includes 26,639 shares owned by Mr. Levine and 24,500 shares obtainable upon exercise of stock options.

(12)	Includes 5,767 shares owned by Mr. Bent and 18,750 shares obtainable upon exercise of stock options.

(13)	Includes 4,000 shares owned by Mr. Stellato and 5,000 shares obtainable upon exercise of stock options.

(14)	Includes 65,158 shares owned by Mr. Dellovo and 47,000 shares obtainable upon exercise of stock options.
(15)    Includes 95,250 shares obtainable upon exercise of stock options.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and nonvested shares issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	306,392	$5.37	141,283
Equity compensation plans not approved by security holders	40,000	$2.70	—
Total	346,392	$5.06	141,283

(1)	Includes 99,967 non-vested shares issued.

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

Policies and Procedures for the Review and Approval of Transactions with Related Parties
Our Board has no formal policies and procedures for the review and approval of transactions with related parties. However, the Audit Committee has the responsibility of reviewing and approving transactions with related parties. In connection with the review of any related party transactions, the Audit Committee considers, among other matters, the nature, timing and duration of the transactions, the relationships of the parties to the transactions, whether the transactions are in the ordinary course of the Company’s business, the dollar value of the transactions and whether the transactions are in the interests of the Company. The Audit Committee did not consider any related party transactions in fiscal year 2012.

Item 14.	Principal Accountant Fees and Services

Our Independent Registered Public Accounting Firm
The Audit Committee selected McGladrey and Pullen LLP (McGladrey) as our principal accountants for fiscal year 2012. Representatives from McGladrey are expected to be available for the Annual Meeting, to have the opportunity to make a statement if they wish to do so, and to respond to appropriate questions.
The McGladrey report dated December 20, 2012 on the financial statements of the Company as of and for the fiscal year ended September 30, 2012 did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.
The Audit Committee has selected McGladrey as our principal accountants for fiscal year 2013.
Fees for Professional Services
The following is a summary of the fees billed to us by McGladrey for professional services for the fiscal years ended September 30, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$412,000	$414,600
Audit-Related Fees	—	—
Tax Fees	3,233	3,139
All Other Fees	—	—
Total Fees	$415,233	$417,739
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
Pre-Approval Policies and Procedures
At present, the Audit Committee approves each engagement for audit and non-audit services before we engage our accountants to provide those services.

The Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage our accountants to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services.
Whistleblower Procedures
Pursuant to our Code of Ethics, the Audit Committee has adopted procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our directors, officers and employees of concerns regarding questionable accounting, internal accounting controls or auditing matters.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X