Form 10-Q
period 2012-12-31
CSP INC /MA/
filed 2013-02-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 11, 2013, the registrant had 3,442,842 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,715	$20,493
Accounts receivable, net of allowances of $195 and $243	16,438	12,145
Officer life insurance settlement receivable	—	2,172
Inventories	5,710	6,276
Refundable income taxes	108	121
Deferred income taxes	1,339	1,284
Other current assets	3,188	2,215
Total current assets	44,498	44,706
Property, equipment and improvements, net	1,036	991

Other assets:
Intangibles, net	472	492
Deferred income taxes	2,376	2,373
Cash surrender value of life insurance	2,208	2,181
Other assets	224	323
Total other assets	5,280	5,369
Total assets	$50,814	$51,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,832	$13,574
Deferred revenue	3,729	3,693
Pension and retirement plans	723	717
Income taxes payable	51	184
Total current liabilities	18,335	18,168
Pension and retirement plans	9,489	9,431
Other long term liabilities	437	426
Total liabilities	28,261	28,025

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,443 and 3,399 shares, respectively	34	34
Additional paid-in capital	10,905	10,875
Retained earnings	18,170	18,744
Accumulated other comprehensive loss	(6,556)	(6,612)
Total shareholders’ equity	22,553	23,041
Total liabilities and shareholders’ equity	$50,814	$51,066

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2012	December 31, 2011
Sales:
Product	$15,305	$15,154
Services	5,565	5,939
Total sales	20,870	21,093

Cost of sales:
Product	13,224	12,766
Services	3,469	3,504
Total cost of sales	16,693	16,270

Gross profit	4,177	4,823

Operating expenses:
Engineering and development	444	383
Selling, general and administrative	3,560	3,676
Total operating expenses	4,004	4,059
Operating income	173	764

Other income (expense):
Foreign exchange gain (loss)	13	(16)
Other income (expense), net	46	(18)
Total other income (expense), net	59	(34)
Income before income taxes	232	730
Income tax expense	117	269
Net income	$115	$461
Net income attributable to common stockholders	$113	$454
Net income per share – basic	$0.03	$0.14
Weighted average shares outstanding – basic	3,363	3,357
Net income per share – diluted	$0.03	$0.13
Weighted average shares outstanding – diluted	3,407	3,395

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended
	December 31, 2012	December 31, 2011

Net income	$115	$461
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	56	(114)
Other comprehensive income (loss)	56	(114)
Total comprehensive income	$171	$347

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2012:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2012	3,399	$34	$10,875	$18,744	$(6,612)	$23,041
Net income	—	—	—	115	—	115
Other comprehensive income:	—	—	—	—	56	56
Stock-based compensation	—	—	2	—	—	2
Restricted stock issuance	44	—	28	—	—	28
Cash dividends on common stock ($0.20 per share)	—	—	—	(689)	—	(689)
Balance as of December 31, 2012	3,443	$34	$10,905	$18,170	$(6,556)	$22,553

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$115	$461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	102	89
Amortization of intangibles	21	21
Gain on sale of fixed assets, net	(17)	—
Foreign exchange (gain) loss	(13)	16
Non-cash changes in accounts receivable	(49)	9
Stock-based compensation expense on stock options and restricted stock awards	30	37
Deferred income taxes	(42)	65
Increase in cash surrender value of life insurance	(26)	(27)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,101)	(4,397)
Decrease in officer life insurance receivable	2,172	—
Decrease in inventories	573	1,734
Decrease in refundable income taxes	16	23
Increase in other current assets	(691)	(811)
(Increase) decrease in other assets	(135)	16
Increase in accounts payable and accrued expenses	150	695
Increase (decrease) in deferred revenue	(28)	1,047
Decrease in pension and retirement plans liability	(66)	(27)
Increase (decrease) in income taxes payable	(134)	99
Increase in other long term liabilities	10	7
Net cash used in operating activities	(2,113)	(943)

Cash flows from investing activities:
Life insurance premiums paid	(2)	(80)
Proceeds from the sale of fixed assets	17	—
Purchases of property, equipment and improvements	(135)	(85)
Net cash used in investing activities	(120)	(165)

Cash flows from financing activities:
Dividends paid	(689)	—
Purchase of common stock	—	(58)
Net cash used in financing activities	(689)	(58)
Effects of exchange rate on cash	144	(71)
Net decrease in cash and cash equivalents	(2,778)	(1,237)
Cash and cash equivalents, beginning of period	20,493	15,874
Cash and cash equivalents, end of period	$17,715	$14,637

Supplementary cash flow information:
Cash paid for income taxes	$303	$99
Cash paid for interest	$85	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2012	December 31, 2011
	(Amounts in thousands except per share data)
Net income	$115	$461
Less: Net income attributable to nonvested common stock	2	7
Net income attributable to common stockholders	$113	$454

Weighted average total shares outstanding – basic	3,426	3,410
Less: weighted average non-vested shares outstanding	63	53
Weighted average number of common shares outstanding – basic	3,363	3,357
Potential common shares from non-vested stock awards and the assumed exercise of stock options	44	38
Weighted average common shares outstanding – diluted	3,407	3,395

Net income per share – basic	$0.03	$0.14
Net income per share – diluted	$0.03	$0.13

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended December 31, 2012 and  2011, 197,000 and 205,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	December 31, 2012	September 30, 2012
	(Amounts in thousands)
Raw materials	$942	$941
Work-in-process	1,318	1,407
Finished goods	3,450	3,928
Total	$5,710	$6,276

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million and $1.4 million as of December 31, 2012 and September 30, 2012, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.4 million as of December 31, 2012 and September 30, 2012, respectively.

5.        Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows:

	December 31, 2012	September 30, 2012
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,217)	$(2,273)
Additional minimum pension liability	(4,339)	(4,339)
Accumulated other comprehensive loss	$(6,556)	$(6,612)

6.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2012 and for the three months ended December 31, 2012.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2012			2011
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$—	$15	$16	$3	$19
Interest cost	173	16	189	179	21	200
Expected return on plan assets	(104)	—	(104)	(104)	—	(104)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	36	6	42	22	7	29
Net periodic benefit cost	$120	$22	$142	$113	$31	$144

Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	9	9	—	18	18
Amortization of net gain	—	(46)	(46)	—	17	17
Net periodic benefit cost	$—	$(37)	$(37)	$—	$35	$35

7.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Three Months Ended December 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2012
Sales:
Product	$96	$2,064	$154	$12,991	$15,209	$15,305
Service	957	3,204	302	1,102	4,608	5,565
Total sales	1,053	5,268	456	14,093	19,817	20,870
Profit (loss) from operations	(373)	(147)	—	693	546	173
Assets	16,914	13,527	3,524	16,849	33,900	50,814
Capital expenditures	41	55	3	36	94	135
Depreciation and amortization	37	42	5	39	86	123

2011
Sales:
Product	$1,239	$3,851	$353	$9,711	$13,915	$15,154
Service	1,107	3,587	316	929	4,832	5,939
Total sales	2,346	7,438	669	10,640	18,747	21,093
Profit from operations	12	275	26	451	752	764
Assets	13,214	16,212	3,727	11,660	31,599	44,813
Capital expenditures	29	26	19	11	56	85
Depreciation and amortization	23	39	7	41	87	110

Profit (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three month periods ended December 31, 2012, and 2011.

	For the three months ended
	December 31, 2012		December 31, 2011
	Amount	% of Revenues	Amount	% of Revenues

Customer A	$5.1	24%	$5.2	25%
Customer B	$2.6	12%	$4.5	21%

8.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of December 31, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,499	$—	$—	$3,499	$—
Total assets measured at fair value	$3,499	$—	$—	$3,499	$—

	As of September 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,498	$—	$—	$3,498	$—
Total assets measured at fair value	$3,498	$—	$—	$3,498	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.  The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of December 31, 2012 or September 30, 2012. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2012 or September 30, 2012.

9.           Dividend

On December 10, 2012, our board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2012 Results of Operations

Highlights include:

•	Revenue decreased by approximately $0.2 million, or 1%, to $20.9 million for the three months ended December 31, 2012 versus $21.1 million for the three months ended December 31, 2011.

•
For the three months ended December 31, 2012, we had an operating profit of approximately $0.2 million versus an operating profit of approximately $0.8 million for the three months ended December 31, 2011, for a decrease of approximately $0.6 million.

•
For the three months ended December 31, 2012, net income was approximately $0.1 million versus net income of approximately $0.5 million for the three months ended December 31, 2011, for a decrease of approximately $0.4 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2012 and 2011:

	December 31, 2012	% of sales	December 31, 2011	% of sales
	(Dollar amounts in thousands)
Sales	$20,870	100%	$21,093	100%
Costs and expenses:
Cost of sales	16,693	80%	16,270	77%
Engineering and development	444	2%	383	2%
Selling, general and administrative	3,560	17%	3,676	18%
Total costs and expenses	20,697	99%	20,329	97%
Operating income	173	1%	764	3%
Other income (expense)	59	—	(34)	—
Income before income taxes	232	1%	730	3%
Income tax expense	117	—	269	1%
Net income	$115	1%	$461	2%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended December 31, 2012:
Product	$96	$15,209	$15,305	73%
Services	957	4,608	5,565	27%
Total	$1,053	$19,817	$20,870	100%
% of Total	5%	95%	100%

	Systems	Service and System Integration	Total	% of Total
For the Three Months Ended December 31, 2011:
Product	$1,239	$13,915	$15,154	72%
Services	1,107	4,832	5,939	28%
Total	$2,346	$18,747	$21,093	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$(1,143)	$1,294	$151	1%
Services	(150)	(224)	(374)	(6)%
Total	$(1,293)	$1,070	$(223)	(1)%
% increase (decrease)	(55)%	6%	(1)%

As shown above, total revenues decreased by approximately $0.2 million, or 1%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Revenue in the Systems segment decreased for the current year three month period versus the prior year three month period by approximately $1.3 million, while revenues in the Service and System Integration segment increased by approximately $1.1 million.

Product revenues increased by approximately $0.2 million, or 1%, for the three months ended December 31, 2012 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $1.3 million while in the Systems segment product revenue decreased by approximately $1.1 million for the three month period ended December 31, 2012 versus the three month period ended December 31, 2011.

In the US division of the Service and System Integration segment, product sales increased by approximately $3.3 million, offset by decreases in sales in this segment’s German division of approximately $1.8 million and in the UK division of approximately $0.2 million.

In the US division, the increase was primarily a result of sales to newly acquired customers, which totaled approximately $3.0 million for the three months ended December 31, 2012, while sales to existing customers increased by approximately $0.3 million.

In Germany, the $1.8 million decrease in product revenue included an unfavorable foreign currency impact of approximately $0.1 million, therefore on a volume basis in constant dollars the increase was approximately $1.7 million.  This sales volume decrease was driven by decreased sales to the division’s largest customer, a large UK-based wireless carrier, of approximately $1.5 million.    The decrease in product sales in the UK division was the result of weaker demand from our UK customer base in the current-year quarter versus the prior year quarter.

The decrease in product revenues in the Systems segment of approximately $1.1 million was due to a decrease in sales to our Japanese defense department customer of approximately $0.7 million, and a decrease of $0.4 million in sales of parts, components and spares to existing US defense department customers.

As shown in the table above, service revenues decreased by approximately $0.4 million, or 6%.  This decrease was made up of an decrease in the Systems segment of $0.2 million and an decrease in the Service and System Integration segment of approximately $0.2 million. The decrease in the Systems segment service revenue was due to lower royalty income recorded in the three months ended December 31, 2012 which was approximately $0.8 million versus $1.0 million for the three months ended December 31, 2011. The decrease in service revenues in the Service and System Integration segment was due to a decrease in the German division, where service revenue decreased by approximately $0.4 million, offset by an increase in service revenues of approximately $0.2 million in the US division.  In Germany, there was an unfavorable currency fluctuation impact to service revenues of approximately $0.1 million, therefore services sales volume in constant dollars decreased by approximately $0.3 million.  This decrease in sales volume was driven by decreased service revenues to the German division's largest customer, a UK-based wireless carrier. The increase in service revenue in the US division of the segment was from higher third party maintenance revenue for the quarter ended December 31, 2012 versus the quarter ended December 31, 2011.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	December 31, 2012%		December 31, 2011%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$14,942	72%	$11,814	56%	$3,128	26%
Europe	5,743	27%	8,448	40%	(2,705)	(32)%
Asia	185	1%	831	4%	(646)	(78)%
Totals	$20,870	100%	$21,093	100%	$(223)	(1)%

The increase in Americas revenue for the three months ended December 31, 2012 versus the three months ended December 31, 2011 was primarily the result of the fluctuations described above in the Systems segment where combined product and service sales to US customers decreased by an aggregate $0.6 million while in the US division of the Service and System Integration segment, sales to customers in the Americas were greater by approximately $3.8 million.

The decrease in sales in Europe was primarily the result of the lower sales described above from the German and UK divisions of the Service and System Integration segment, which made up $2.4 million of the decrease, while Europe sales from the US division of the Service and System Integration segment decreased by approximately $0.3 million. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended December 31, 2012 and 2011:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended December 31, 2012:
Product	$17	$13,207	$13,224	79%
Services	87	3,382	3,469	21%
Total	$104	$16,589	$16,693	100%
% of Total	1%	99%	100%
% of Sales	10%	84%	80%
Gross Margins:
Product	82%	13%	14%
Services	91%	27%	38%
Total	90%	16%	20%

For the Three Months Ended December 31, 2011:
Product	$829	$11,937	$12,766	78%
Services	55	3,449	3,504	22%
Total	$884	$15,386	$16,270	100%
% of Total	5%	95%	100%
% of Sales	38%	82%	77%
Gross Margins:
Product	33%	14%	16%
Services	95%	29%	41%
Total	62%	18%	23%

Increase (decrease)
Product	$(812)	$1,270	$458	4%
Services	32	(67)	(35)	(1)%
Total	$(780)	$1,203	$423	3%
% Increase (decrease)	(88)%	8%	3%
% of Sales	(28)%	2%	3%
Gross Margins:
Product	49%	(1)%	(2)%
Services	(4)%	(2)%	(3)%
Total	28%	(2)%	(3)%

Total cost of sales increased by approximately $0.4 million when comparing the three months ended December 31, 2012 versus the three months ended December 31, 2011.   This increase in cost of sales of 3% overall was despite the decrease in sales of 1% overall as described previously.  The resulting lower gross profit margin ("GPM") of 20% for the three months ended December 31, 2012 versus 23% for 2011 was due to several factors which are discussed below.

In the Service and System Integration segment, the overall GPM was 16% for the three months ended December 31, 2012 versus 18% for the prior year three  month period.  Product GPM in the segment decreased from 14% for the three months ended December 31, 2011, to 13% for the three  months ended December 31, 2012, while the segment’s service GPM decreased from 29% to 27% .  The product GPM decrease was due to a less favorable product mix in the current year three month period versus the prior year.  Prior year product sales included more networking and data security products as opposed to sales of servers and other lower margin products in the current year three month period particularly in the German division.  The decrease in service GPM in the Service and System Integration segment from 29% for the three month period ended December 31, 2011 to 27% for the three months ended December 31, 2012 was due primarily to lower utilization of in-house service engineers in providing billable services in Germany

In the Systems segment, the overall GPM increased from 62% to 90% as shown in the table above.  This was because in the current year three month period, royalty revenue, which carries a 100% GPM, made up a much greater percentage of total Systems segment revenue (71%), versus the prior year three month period royalty revenue which was 41% of total System segment revenue.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2012 and 2011:

	For the three months ended,
	December 31, 2012	% of Total	December 31, 2011	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$444	100%	$383	100%	$61	16%
Service and System Integration	—	—	—	—	—	—
Total	$444	100%	$383	100%	$61	16%

The $0.1 million increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2012 and 2011:

	For the three months ended,
	December 31, 2012	% of Total	December 31, 2011	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$878	25%	$1,052	29%	$(174)	(17)%
Service and System Integration	2,682	75%	2,624	71%	58	2%
Total	$3,560	100%	$3,676	100%	$(116)	(3)%

The decrease in SG&A expense in the Systems segment was primarily the result of decreased bonus and commission expense owing to the less favorable revenue, gross profit and overall operating results for the three months ended December 31, 2012 versus the comparable period in the prior year. In the Service and System Integration segment, SG&A expense increased due to higher marketing expense and pension expense in the UK division of the segment.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2012 and 2011:

	For the three months ended,
	December 31, 2012	December 31, 2011	Increase
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	13	5	8
Foreign exchange gain (loss)	13	(15)	28
Gain on sale of fixed assets	17	—	17
Other income (expense), net	37	(3)	40
Total other income (expense), net	$59	$(34)	$93

Other income (expense), net, for the three month periods ended December 31, 2012 and 2011was not significant nor was the change from the prior year three month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded income tax expense of approximately $0.1 million for the quarter ended December 31, 2012,  reflecting an effective income tax rate of 50% for the period compared to income tax expense of approximately $0.3 million for the quarter ended December 31, 2011, which reflected an effective tax rate of 37%. The higher effective tax rate for the quarter ended December 31, 2012 was due to accrued interest and penalties calculated on the liability for uncertain tax positions.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $2.8 million to $17.7 million as of December 31, 2012 from $20.5 million as of September 30, 2012. At December 31, 2012, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant uses of cash for the three months ended December 31, 2012 included an increase in accounts receivable of approximately $4.1 million, payment of dividends of approximately $0.7 million and an increase in other assets of approximately $0.7 million.  Significant sources of cash included the collection of officer's life insurance receivable of approximately $2.2 million and reduction in inventories of approximately $0.6 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.1 million as of December 31, 2012 and $9.8 million as of September 30, 2012. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.          Exhibits

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (b) our Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011, (c) our Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2012 and 2011, (d) our Consolidated Statement of Shareholders’ Equity for the Three Months Ended December 31, 2012, (e) our Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 and (f) the Notes to such Consolidated Financial Statements.

________________________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 14, 2013	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 14, 2013	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (b) our Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011, (c) our Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2012 and 2011, (d) our Consolidated Statement of Shareholders’ Equity for the Three Months Ended December 31, 2012, (e) our Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 and (f) the Notes to such Consolidated Financial Statements.

________________________

*Filed Herewith