Form 10-Q
period 2013-03-31
CSP INC /MA/
filed 2013-05-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	March 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 9, 2013, the registrant had 3,452,842 shares of common stock issued and outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2013 and September 30, 2012	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended March 31, 2013 and 2012	5

	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended March 31, 2013	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2013 and 2012	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,291	$20,493
Accounts receivable, net of allowances of $247 and $243	20,312	12,145
Officer life insurance settlement receivable	—	2,172
Inventories	4,516	6,276
Refundable income taxes	114	121
Deferred income taxes	1,258	1,284
Other current assets	3,201	2,215
Total current assets	44,692	44,706
Property, equipment and improvements, net	1,247	991

Other assets:
Intangibles, net	451	492
Deferred income taxes	2,371	2,373
Cash surrender value of life insurance	2,422	2,181
Other assets	222	323
Total other assets	5,466	5,369
Total assets	$51,405	$51,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,241	$13,574
Deferred revenue	4,263	3,693
Pension and retirement plans	696	717
Income taxes payable	392	184
Total current liabilities	18,592	18,168
Pension and retirement plans	9,108	9,431
Other long term liabilities	447	426
Total liabilities	28,147	28,025

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,453 and 3,399 shares, respectively	34	34
Additional paid-in capital	10,942	10,875
Retained earnings	18,910	18,744
Accumulated other comprehensive loss	(6,628)	(6,612)
Total shareholders’ equity	23,258	23,041
Total liabilities and shareholders’ equity	$51,405	$51,066

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Sales:
Product	$19,537	$12,125	$34,842	$27,279
Services	6,286	6,904	11,851	12,843
Total sales	25,823	19,029	46,693	40,122

Cost of sales:
Product	15,676	10,610	28,900	23,375
Services	4,380	3,704	7,849	7,209
Total cost of sales	20,056	14,314	36,749	30,584

Gross profit	5,767	4,715	9,944	9,538

Operating expenses:
Engineering and development	380	474	824	857
Selling, general and administrative	4,165	3,572	7,725	7,248
Total operating expenses	4,545	4,046	8,549	8,105
Operating income	1,222	669	1,395	1,433

Other income (expense):
Foreign exchange gain (loss)	(8)	(10)	5	(26)
Other income (expense), net	(17)	(26)	29	(44)
Total other income (expense), net	(25)	(36)	34	(70)
Income before income taxes	1,197	633	1,429	1,363
Income tax expense	457	191	574	460
Net income	$740	$442	$855	$903
Net income attributable to common stockholders	$724	$434	$838	$888
Net income per share – basic	$0.21	$0.13	$0.25	$0.26
Weighted average shares outstanding – basic	3,375	3,363	3,369	3,360
Net income per share – diluted	$0.21	$0.13	$0.25	$0.26
Weighted average shares outstanding – diluted	3,424	3,401	3,416	3,398

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net income	$740	$442	$855	$903
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(72)	45	(16)	(69)
Other comprehensive income (loss)	(72)	45	(16)	(69)
Total comprehensive income	$668	$487	$839	$834

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2013:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2012	3,399	$34	$10,875	$18,744	$(6,612)	$23,041
Net income	—	—	—	855	—	855
Other comprehensive income:	—	—	—	—	(16)	(16)
Stock-based compensation	—	—	3	—	—	3
Restricted stock issuance	54	—	64	—	—	64
Cash dividends on common stock ($0.20 per share)	—	—	—	(689)	—	(689)
Balance as of March 31, 2013	3,453	$34	$10,942	$18,910	$(6,628)	$23,258

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$855	$903
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	213	181
Amortization of intangibles	41	41
Gain on sale of fixed assets, net	(15)	—
Foreign exchange (gain) loss	(5)	26
Non-cash changes in accounts receivable	5	32
Stock-based compensation expense on stock options and restricted stock awards	67	69
Deferred income taxes	27	82
Increase in cash surrender value of life insurance	(45)	(43)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,339)	(1,103)
Decrease in officer life insurance receivable	2,172	—
Decrease in inventories	1,731	827
Decrease in refundable income taxes	7	110
Increase in other current assets	(838)	(1,169)
(Increase) decrease in other assets	(74)	17
Decrease in accounts payable and accrued expenses	(285)	(1,368)
Increase in deferred revenue	601	1,219
Decrease in pension and retirement plans liability	(130)	(53)
Increase in income taxes payable	209	38
Increase in other long term liabilities	20	14
Net cash used in operating activities	(3,783)	(177)

Cash flows from investing activities:
Life insurance premiums paid	(196)	(137)
Proceeds from the sale of fixed assets	17	—
Purchases of property, equipment and improvements	(476)	(295)
Net cash used in investing activities	(655)	(432)

Cash flows from financing activities:
Dividends paid	(689)	(342)
Purchase of common stock	—	(81)
Net cash used in financing activities	(689)	(423)
Effects of exchange rate on cash	(75)	(9)
Net decrease in cash and cash equivalents	(5,202)	(1,041)
Cash and cash equivalents, beginning of period	20,493	15,874
Cash and cash equivalents, end of period	$15,291	$14,833

Supplementary cash flow information:
Cash paid for income taxes	$336	$326
Cash paid for interest	$85	$85

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Amounts in thousands except per share data)
Net income	$740	$442	$855	$903
Less: Net income attributable to nonvested common stock	16	8	17	15
Net income attributable to common stockholders	$724	$434	$838	$888

Weighted average total shares outstanding – basic	3,448	3,425	3,437	3,417
Less: weighted average non-vested shares outstanding	73	62	68	57
Weighted average number of common shares outstanding – basic	3,375	3,363	3,369	3,360
Potential common shares from non-vested stock awards and the assumed exercise of stock options	49	38	47	38
Weighted average common shares outstanding – diluted	3,424	3,401	3,416	3,398

Net income per share – basic	$0.21	$0.13	$0.25	$0.26
Net income per share – diluted	$0.21	$0.13	$0.25	$0.26

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended March 31, 2013 and  2012, 183,000 and 195,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the six months ended March 31, 2013 and  2012, 190,000 and 200,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	March 31, 2013	September 30, 2012
	(Amounts in thousands)
Raw materials	$1,185	$941
Work-in-process	636	1,407
Finished goods	2,695	3,928
Total	$4,516	$6,276

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.6 million and $1.4 million as of March 31, 2013 and September 30, 2012, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.4 million as of March 31, 2013 and September 30, 2012, respectively.

5.        Accumulated Other Comprehensive Income (Loss)

 The components of accumulated other comprehensive loss are as follows:

	March 31, 2013	September 30, 2012
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,289)	$(2,273)
Additional minimum pension liability	(4,339)	(4,339)
Accumulated other comprehensive loss	$(6,628)	$(6,612)

6.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2012 and for the six months ended March 31, 2013.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$—	$15	$15	$3	$18
Interest cost	173	16	189	178	20	198
Expected return on plan assets	(104)	—	(104)	(104)	—	(104)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	36	6	42	22	8	30
Net periodic benefit cost	$120	$22	$142	$111	$31	$142

Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	9	9	—	18	18
Amortization of net gain	—	(46)	(46)	—	17	17
Net periodic benefit cost	$—	$(37)	$(37)	$—	$35	$35

	For the Six Months Ended March 31,
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$30	$—	$30	$32	$5	$37
Interest cost	346	32	378	357	42	399
Expected return on plan assets	(208)	—	(208)	(209)	—	(209)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	72	12	84	44	15	59
Net periodic benefit cost	$240	$44	$284	$224	$62	$286

Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	18	18	—	36	36
Amortization of net gain	—	(92)	(92)	—	35	35
Net periodic benefit cost	$—	$(74)	$(74)	$—	$71	$71

7.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Three Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$2,494	$3,794	$110	$13,139	$17,043	$19,537
Service	143	4,571	429	1,143	6,143	6,286
Total sales	2,637	8,365	539	14,282	23,186	25,823
Profit (loss) from operations	149	368	(15)	720	1,073	1,222
Assets	15,945	15,869	3,359	16,232	35,460	51,405
Capital expenditures	98	72	3	168	243	341
Depreciation and amortization	39	46	2	44	92	131

2012
Sales:
Product	$223	$3,968	$718	$7,216	$11,902	$12,125
Service	2,141	3,703	292	768	4,763	6,904
Total sales	2,364	7,671	1,010	7,984	16,665	19,029
Profit from operations	443	164	91	(29)	226	669
Assets	12,628	16,523	2,571	11,808	30,902	43,530
Capital expenditures	88	90	6	26	122	210
Depreciation and amortization	25	42	7	38	87	112

		Service and System Integration Segment
For the Six Months Ended March 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$2,590	$5,858	$264	$26,130	$32,252	$34,842
Service	1,100	7,775	731	2,245	10,751	11,851
Total sales	3,690	13,633	995	28,375	43,003	46,693
Profit (loss) from operations	(224)	221	(15)	1,413	1,619	1,395
Assets	15,945	15,869	3,359	16,232	35,460	51,405
Capital expenditures	139	127	6	204	337	476
Depreciation and amortization	76	88	7	83	178	254

2012
Sales:
Product	$1,462	$7,819	$1,071	$16,927	$25,817	$27,279
Service	3,248	7,290	608	1,697	9,595	12,843
Total sales	4,710	15,109	1,679	18,624	35,412	40,122
Profit from operations	471	439	117	406	962	1,433
Assets	12,628	16,523	2,571	11,808	30,902	43,530
Capital expenditures	117	116	25	37	178	295
Depreciation and amortization	48	81	14	79	174	222

Profit (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six-month periods ended March 31, 2013, and 2012.

	For the three months ended,				For the six months ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$4.8	18%	$5.8	30%	$7.4	16%	$10.3	26%
Customer B	$5.9	23%	$1.5	8%	$11.0	23%	$6.7	17%
Customer C	$0.2	1%	$2.2	12%	$1.0	2%	$3.4	9%
Customer D	$3.0	12%	$0.2	1%	$4.2	9%	$0.8	2%

8.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of March 31, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,500	$—	$—	$3,500	$—
Total assets measured at fair value	$3,500	$—	$—	$3,500	$—

	As of September 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,498	$—	$—	$3,498	$—
Total assets measured at fair value	$3,498	$—	$—	$3,498	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value.  The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of March 31, 2013 or September 30, 2012. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2013 or September 30, 2012.

9.           Dividend

On December 10, 2012, the Company's board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012, the record date.

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

Results of Operations

Overview of the six months ended March 31, 2013 Results of Operations

Overview:

Revenue increased by approximately $6.6 million, or 16%, to $46.7 million for the six months ended March 31, 2013 versus $40.1 million for the six months ended March 31, 2012. This increase in sales volume resulted in our operating income and net income being consistent with the prior-year six-month period, despite a decrease in overall gross profit margin, which decreased from 24% for the six months ended March 31, 2012  to 21% for the six months ended March 31, 2013.  Operating profit was approximately $1.4 million for both  six-month periods ended March 31 in fiscal 2013 and 2012.  Net income was $0.9 million for both six-month periods.  The decrease in gross profit margin was due to the company having realized approximately $3.0 million in royalty revenue in the prior year six-month period compared to $0.8 million in the current year six-month period.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2013 and 2012:

	March 31, 2013	% of sales	March 31, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$46,693	100%	$40,122	100%
Costs and expenses:
Cost of sales	36,749	79%	30,584	76%
Engineering and development	824	2%	857	2%
Selling, general and administrative	7,725	16%	7,248	19%
Total costs and expenses	45,298	97%	38,689	97%
Operating income	1,395	3%	1,433	3%
Other income (expense)	34	—%	(70)	—%
Income before income taxes	1,429	3%	1,363	3%
Income tax expense	574	1%	460	1%
Net income	$855	2%	$903	2%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2013:
Product	$2,590	$32,252	$34,842	75%
Services	1,100	10,751	11,851	25%
Total	$3,690	$43,003	$46,693	100%
% of Total	8%	92%	100%

	Systems	Service and System Integration	Total	% of Total
For the Six Months Ended March 31, 2012:
Product	$1,462	$25,817	$27,279	68%
Services	3,248	9,595	12,843	32%
Total	$4,710	$35,412	$40,122	100%
% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$1,128	$6,435	$7,563	28%
Services	(2,148)	1,156	(992)	(8)%
Total	$(1,020)	$7,591	$6,571	16%
% increase (decrease)	(22)%	21%	16%

As shown above, total revenues increased by approximately $6.6 million, or 16%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012.  Revenue in the Systems segment decreased for the current year six- month period versus the prior year six-month period by approximately $1.0 million, while revenues in the Service and System Integration segment increased by approximately $7.6 million.

Product revenues increased by approximately $7.6 million, or 28%, for the six months ended March 31, 2013 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $6.4 million while in the Systems segment product revenue increased by approximately $1.1 million for the six-month period ended March 31, 2013 versus the six month period ended March 31, 2012.

In the US division of the Service and System Integration segment, product sales increased by approximately $9.2 million, offset by decreases in the German division of approximately $2.0 million and in the UK division of approximately $0.8 million.

In the US division, the increase was due in part to sales to new customers (customers to which no sales were made in the prior year), which totaled approximately $3.7 million for the six months ended March 31, 2013.  In addition,  sales increased to three large existing customers in the IT hosting vertical by an aggregate of approximately $5.7 million.

In Germany, the $2.0 million decrease in product revenue included an unfavorable foreign currency impact of approximately $0.2 million, therefore on a volume basis in constant dollars the decrease was approximately $1.8 million.  This sales volume decrease was driven by decreased sales to the division’s largest customer, a large UK-based wireless carrier.    The decrease in product sales in the UK division was the result of weaker demand from our UK customer base in the current-year six month period versus the prior year six month period.

The increase in product revenues in the Systems segment of approximately $1.1 million was due largely to an increase in sales to our Japanese defense department customer of approximately $1.3 million, and a decrease of $0.4 million in sales of parts, components and spares to existing US defense department customers.

As shown in the table above, service revenues decreased by approximately $1.0 million, or 8%.  This decrease was made up of an decrease in the Systems segment of $2.1 million and an increase in the Service and System Integration segment of approximately $1.2 million. The decrease in the Systems segment service revenue was due to lower royalty income recorded in the six months ended March 31, 2013 which was approximately $0.8 million versus $3.0 million for the six months ended March 31, 2012. The increase in service revenues in the Service and System Integration segment was due to an increase in the German division, where service revenue increased by approximately $0.5 million, and an increase in service revenues of approximately $0.5 million in the US division.  In Germany, the increase in sales volume was driven by increased service revenues to the German division's largest customer, a UK-based wireless carrier. The increase in service revenue in the US division of the segment was primarily from higher third party maintenance revenue for the six months ended March 31, 2013 versus the six months ended March 31, 2012.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the six months ended,
	March 31, 2013%		March 31, 2012%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$29,689	64%	$21,918	55%	$7,771	35%
Europe	14,673	31%	17,321	43%	(2,648)	(15)%
Asia	2,331	5%	883	2%	1,448	164%
Totals	$46,693	100%	$40,122	100%	$6,571	16%

The increase in Americas revenue for the six months ended March 31, 2013 versus the six months ended March 31, 2012 was primarily the result of the fluctuations described above in the Systems segment where combined product and service sales to US customers decreased by an aggregate $2.6 million while in the US division of the Service and System Integration segment, sales to customers in the Americas were greater by approximately $10.2 million.

The decrease in sales in Europe was primarily the result of the lower sales described above from the German and UK divisions of the Service and System Integration segment, which made up $2.1 million of the decrease, while Europe sales from the US division of the Service and System Integration segment decreased by approximately $0.5 million. The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the six months ended March 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2013:
Product	$979	$27,921	$28,900	79%
Services	127	7,722	7,849	21%
Total	$1,106	$35,643	$36,749	100%
% of Total	3%	97%	100%
% of Sales	30%	83%	79%
Gross Margins:
Product	62%	13%	17%
Services	88%	28%	34%
Total	70%	17%	21%

For the Six Months Ended March 31, 2012:
Product	$1,077	$22,298	$23,375	76%
Services	127	7,082	7,209	24%
Total	$1,204	$29,380	$30,584	100%
% of Total	4%	96%	100%
% of Sales	26%	83%	76%
Gross Margins:
Product	26%	14%	14%
Services	96%	26%	44%
Total	74%	17%	24%

Increase (decrease)
Product	$(98)	$5,623	$5,525	24%
Services	—	640	640	9%
Total	$(98)	$6,263	$6,165	20%
% Increase (decrease)	(8)%	21%	20%
% of Sales	4%	—%	3%
Gross Margins:
Product	36%	(1)%	3%
Services	(8)%	2%	(10)%
Total	(4)%	—%	(3)%

Total cost of sales increased by approximately $6.2 million when comparing the six months ended March 31, 2013 versus the six months ended March 31, 2012.   This increase in cost of sales was  due to the overall increase in sales as discussed previously, however whereas sales increased by 16% , cost of sales increased by 20%. The resulting lower gross profit margin ("GPM") of 21% for the six months ended March 31, 2013 versus 24% for 2012 was primarily attributable to a greater proportion of Systems segment revenue (12%) for the six months ended March 31, 2012 versus the six months ended March 31, 2013 (8%).

In the Service and System Integration segment, the overall GPM was 17% for the six months ended March 31, 2013 and also 17% for the prior year six-month period.  Product GPM in the segment decreased from 14% for the six months ended March 31, 2012, to 13% for the six months ended March 31, 2013, while the segment’s service GPM increased from 26% to 28% .  The product GPM decrease was due to a less favorable product mix in the current year six-month period versus the prior year.  Prior year product sales included more networking and data security products as opposed to sales of servers and other lower margin products in the current year six-month period particularly in the German division.  The increase in service GPM in the Service and System Integration segment from 26% for the six-month period ended March 31, 2012 to 28% for the six months ended March 31, 2013 was due primarily to higher utilization of in-house service engineers in providing billable services in Germany, and higher third-party maintenance revenue for the current year six-month period versus that of the prior year.

In the Systems segment, the overall GPM decreased from 74% to 70% as shown in the table above.  This was because in the current year six month period, royalty revenue, which carries a 100% GPM, made up a much lower percentage (22%) of total Systems segment revenue versus the prior year six-month period, wherein royalty revenue was 64% of total Systems segment revenue.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2013 and 2012:

	For the six months ended,
	March 31, 2013	% of Total	March 31, 2012	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$824	100%	$857	100%	$(33)	(4)%
Service and System Integration	—	—	—	—	—	—
Total	$824	100%	$857	100%	$(33)	(4)%

As shown in the table above, engineering and development expenses did not vary significantly for  the for the six months ended March 31, 2013 versus the six-month period ended March 31, 2012, as approximately the same amount of resources were expended in both six-month periods.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2013 and 2012:

	For the six months ended,
	March 31, 2013	% of Total	March 31, 2012	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,984	26%	$2,178	30%	$(194)	(9)%
Service and System Integration	5,741	74%	5,070	70%	671	13%
Total	$7,725	100%	$7,248	100%	$477	7%

SG&A expenses increased in the Service and System Integration segment by approximately $0.7 million as shown above, due primarily to higher commissions and bonus expense, primarily due to the higher GP, and operating profit, plus higher sales salary expenses for additional headcount and promotions within the US division. In the Systems segment, SG&A expenses decreased by approximately $0.2 million from lower retirement plan expenses of $0.2 million and lower bonus of $0.3 million offset by expenses incurred for legal and consulting expenses in connection with a proxy contest initiated by a shareholder, of $0.3 million.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2013 and 2012:

	For the six months ended,
	March 31, 2013	March 31, 2012	Increase
	(Amounts in thousands)
Interest expense	$(43)	$(43)	$—
Interest income	18	16	2
Foreign exchange gain	5	(26)	31
Gain on sale of fixed assets	17	—	17
Other income (expense), net	37	(17)	54
Total other income (expense), net	$34	$(70)	$104

Other income (expense), net, for the six month periods ended March 31, 2013 and 2012 was not significant nor was the change from the prior year six month period to that of the current year.

Overview of the three months ended March 31, 2013 Results of Operations

Overview:

Revenue increased by approximately $6.8 million, or 36%, to $25.8 million for the three months ended March 31, 2013 versus $19.0 million for the three months ended March 31, 2012.  This increase in sales volume resulted in our operating income and net income increasing significantly compared with the prior-year three-month period, despite a decrease in overall gross profit margin, which decreased from 25% for the three months ended March 31, 2012 to 22% for the three months ended March 31, 2013.   The decrease in gross profit margin was due to the company having realized approximately $2.0 million in royalty revenue in the prior year three-month period compared to no royalty revenue in the current year three-month period.

For the three months ended March 31, 2013, we had an operating profit of approximately $1.2 million versus an operating profit of approximately $0.7 million for the three months ended March 31, 2012, for an increase of approximately $0.6 million.  For the three months ended March 31, 2013, net income was approximately $0.7 million versus net income of approximately $0.4 million for the three months ended March 31, 2012, for an increase of approximately $0.3 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2013 and 2012:

	March 31, 2013	% of sales	March 31, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$25,823	100%	$19,029	100%
Costs and expenses:
Cost of sales	20,056	78%	14,314	75%
Engineering and development	380	1%	474	3%
Selling, general and administrative	4,165	16%	3,572	19%
Total costs and expenses	24,601	95%	18,360	97%
Operating income	1,222	5%	669	3%
Other income (expense)	(25)	—%	(36)	—%
Income before income taxes	1,197	5%	633	3%
Income tax expense	457	2%	191	1%
Net income	$740	3%	$442	2%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2013:
Product	$2,494	$17,043	$19,537	76%
Services	143	6,143	6,286	24%
Total	$2,637	$23,186	$25,823	100%
% of Total	10%	90%	100%

	Systems	Service and System Integration	Total	% of Total
For the Three Months Ended March 31, 2012:
Product	$223	$11,902	$12,125	64%
Services	2,141	4,763	6,904	36%
Total	$2,364	$16,665	$19,029	100%
% of Total	12%	88%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$2,271	$5,141	$7,412	61%
Services	(1,998)	1,380	(618)	(9)%
Total	$273	$6,521	$6,794	36%
% increase	12%	39%	36%

As shown above, total revenues increased by approximately $6.8 million, or 36%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Revenue in the Systems segment increased for the current year three-month period versus the prior year three-month period by approximately $0.3 million, while revenues in the Service and System Integration segment increased by approximately $6.5 million.

Product revenues increased by approximately $7.4 million, or 61%, for the three months ended March 31, 2013 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $5.1 million while in the Systems segment product revenue increased by approximately $2.3 million for the three-month period ended March 31, 2013 versus the three-month period ended March 31, 2012.

In the US division of the Service and System Integration segment, product sales increased by approximately $5.9 million, offset by decreases in sales in this segment’s German division of approximately $0.2 million and in the UK division of approximately $0.6 million.

In the US division, sales increased to three large existing customers in the IT hosting vertical by an aggregate of approximately $5.2 million and by approximately $1.0 million to one of the largest customers in the education vertical.

In Germany, the $0.2 million decrease in product revenue was due to slightly lower shipments among the existing large customer base. The decrease in product sales in the UK division was the result of weaker demand from our UK customer base in the current-year quarter versus the prior-year quarter.

The increase in product revenues in the Systems segment of approximately $2.3 million was due to increased sales to our Japanese defense department customer.

As shown in the table above, service revenues decreased by approximately $0.6 million, or 9%.  This decrease was made up of a decrease in the Systems segment of $2.0 million and an increase in the Service and System Integration segment of approximately $1.4 million. The decrease in the Systems segment service revenue was due to the absence of royalty revenue recorded in the three months ended March 31, 2013 while for the three months ended March 31, 2012, royalty revenue was $2.0 million. The increase in service revenues in the Service and System Integration segment was due to an increase in the German division, of approximately $0.9 million, an increase in the US division of approximately  $0.4 million and an increase in the UK division of approximately $0.1 million.  In Germany, the increase in sales volume was driven by increased service revenues to the German division's largest customer, a UK-based wireless carrier. The increase in service revenue in the US division of the segment was from higher third party maintenance revenue for the quarter ended March 31, 2013 versus the quarter ended March 31, 2012 and an increase in professional service contract revenue.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	March 31, 2013%		March 31, 2012%		$ Increase	% Increase
	(Dollar amounts in thousands)
Americas	$14,747	57%	$10,104	53%	$4,643	46%
Europe	8,922	35%	8,856	47%	66	1%
Asia	2,154	8%	69	—%	2,085	3,022%
Totals	$25,823	100%	$19,029	100%	$6,794	36%

The increase in Americas revenue for the three months ended March 31, 2013 versus the three months ended March 31, 2012 was primarily the result of the fluctuations described above in the US division of the Service and System Integration segment, sales to customers in the Americas were greater by approximately $6.5 million, while in the Systems segment combined product and service sales to US customers decreased by an aggregate 2.0 million.

The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended March 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2013:
Product	$962	$14,714	$15,676	78%
Services	40	4,340	4,380	22%
Total	$1,002	$19,054	$20,056	100%
% of Total	5%	95%	100%
% of Sales	38%	82%	78%
Gross Margins:
Product	61%	14%	20%
Services	72%	29%	30%
Total	62%	18%	22%

For the Three Months Ended March 31, 2012:
Product	$248	$10,362	$10,610	74%
Services	72	3,632	3,704	26%
Total	$320	$13,994	$14,314	100%
% of Total	2%	98%	100%
% of Sales	14%	84%	75%
Gross Margins:
Product	(11)%	13%	12%
Services	97%	24%	46%
Total	86%	16%	25%

Increase (decrease)
Product	$714	$4,352	$5,066	48%
Services	(32)	708	676	18%
Total	$682	$5,060	$5,742	40%
% Increase (decrease)	213%	36%	40%
% of Sales	24%	(2)%	3%
Gross Margins:
Product	72%	1%	8%
Services	(25)%	5%	(16)%
Total	(24)%	2%	(3)%

Total cost of sales increased by approximately $5.7 million when comparing the three months ended March 31, 2013 versus the three months ended March 31, 2012.   This increase in cost of sales was due to the overall increase in sales as discussed previously, however whereas sales increased by 36% , cost of sales increased by 40%.  The resulting lower GPM of 22% for the three months ended March 31, 2013 versus 25% for the three months ended March 31, 2012, was primarily attributable to a greater proportion of Systems Segment revenue (12%) for the three months ended March 31, 2012 versus the three months ended March 31, 2013 (10%).  Also, within the Systems segment, the GPM was 86% for the three months ended March 31, 2012, versus 62% for the three months ended March 31, 2012.  This was because in the prior year quarter, we realized approximately $2.0 million in royalty revenue which carries a 100% GPM, versus no royalty revenue in the current year quarter.

In the Service and System Integration segment, the overall GPM was 18% for the three months ended March 31, 2013 versus 16% for the prior year three-month period.  Product GPM in the segment increased from 13% for the three months ended March 31, 2012, to 14% for the three months ended March 31, 2013, while the segment’s service GPM increased from 24% to 29% .  The product GPM increase was due to a more favorable product mix in the current year three-month period versus the prior year.    The increase in service GPM in the Service and System Integration segment was due primarily to higher utilization of in-house service engineers in providing billable services in Germany and higher TPM revenue in the US..

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2013 and 2012:

	For the three months ended,
	March 31, 2013	% of Total	March 31, 2012	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$380	100%	$474	100%	$(94)	(20)%
Service and System Integration	—	—	—	—	—	—
Total	$380	100%	$474	100%	$(94)	(20)%

The $0.1 million decrease in engineering and development expenses displayed above was due to lower engineering consulting and materials expenditures in connection with the development of the next generation of products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2013 and 2012:

	For the three months ended,
	March 31, 2013	% of Total	March 31, 2012	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,106	27%	$1,126	32%	$(20)	(2)%
Service and System Integration	3,059	73%	2,446	68%	613	25%
Total	$4,165	100%	$3,572	100%	$593	17%

The increase in SG&A expense in the Service & System Integration segment was the result of an increase in commission expense of approximately $0.3 million, due to the higher gross profit in the current-year period versus the prior year, higher salary and fringe expense of approximately $0.1 million a due to headcount increases, and higher bad debt expense of approximately $0.1 million.  These increase were all within the US division of the segment.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2013 and 2012:

	For the three months ended,
	March 31, 2013	March 31, 2012	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	4	11	(7)
Foreign exchange gain (loss)	(7)	(12)	5
Other income (expense), net	(1)	(14)	$13
Total other income (expense), net	$(25)	$(36)	11

Other income (expense), net, for the three month periods ended March 31, 2013 and 2012 was not significant nor was the change from the prior year three-month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded income tax expense of approximately $0.5 million for the quarter ended March 31, 2013,  reflecting an effective income tax rate of 38% for the period compared to income tax expense of approximately $0.2 million for the quarter ended March 31, 2012, which reflected an effective tax rate of 30%.  For the six months ended March 31, 2013 the Company recorded income tax expense of approximately $0.6 million reflecting an effective income tax rate of 40% versus income tax expense of $0.5 million for the six months ended March 31, 2012, which reflected an effective tax rates of 34% .

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $5.2 million to $15.3 million as of March 31, 2013 from $20.5 million as of September 30, 2012. At March 31, 2013, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant uses of cash for the six months ended March 31, 2013 included an increase in accounts receivable of approximately $8.3 million, payment of dividends of approximately $0.7 million and an increase in other assets of approximately $0.8 million.  Significant sources of cash included net income of approximately $0.9 million, collection of officer's life insurance receivable of approximately $2.2 million and reduction in inventories of approximately $1.7 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $5.1 million as of March 31, 2013 and $9.8 million as of September 30, 2012. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2013, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 13, 2013	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: May 13, 2013	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2013, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith