Form 10-Q
period 2013-06-30
CSP INC /MA/
filed 2013-08-09
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 7, 2013, the registrant had 3,494,691 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,246	$20,493
Accounts receivable, net of allowances of $271 and $243	12,491	12,145
Officer life insurance settlement receivable	—	2,172
Inventories	5,192	6,276
Refundable income taxes	281	121
Deferred income taxes	1,277	1,284
Other current assets	2,737	2,215
Total current assets	42,224	44,706
Property, equipment and improvements, net	1,344	991

Other assets:
Intangibles, net	431	492
Deferred income taxes	2,655	2,373
Cash surrender value of life insurance	2,451	2,181
Other assets	165	323
Total other assets	5,702	5,369
Total assets	$49,270	$51,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,670	$13,574
Deferred revenue	4,014	3,693
Pension and retirement plans	699	717
Income taxes payable	49	184
Total current liabilities	16,432	18,168
Pension and retirement plans	9,128	9,431
Other long term liabilities	1,101	426
Total liabilities	26,661	28,025

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,495 and 3,399 shares, respectively	34	34
Additional paid-in capital	11,101	10,875
Retained earnings	18,087	18,744
Accumulated other comprehensive loss	(6,613)	(6,612)
Total shareholders’ equity	22,609	23,041
Total liabilities and shareholders’ equity	$49,270	$51,066
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales:
Product	$14,783	$16,328	$49,625	$43,607
Services	4,250	6,026	16,101	18,869
Total sales	19,033	22,354	65,726	62,476

Cost of sales:
Product	12,284	13,899	41,184	37,274
Services	2,914	3,226	10,763	10,435
Total cost of sales	15,198	17,125	51,947	47,709

Gross profit	3,835	5,229	13,779	14,767

Operating expenses:
Engineering and development	437	444	1,261	1,301
Selling, general and administrative	4,065	3,580	11,790	10,828
Total operating expenses	4,502	4,024	13,051	12,129
Operating income (loss)	(667)	1,205	728	2,638

Other income (expense):
Foreign exchange gain (loss)	13	(5)	18	(31)
Other income (expense), net	(11)	(27)	18	(71)
Total other income (expense), net	2	(32)	36	(102)
Income (loss) before income taxes	(665)	1,173	764	2,536
Income tax expense (benefit)	(187)	399	387	859
Net income (loss)	$(478)	$774	$377	$1,677
Net income (loss) attributable to common stockholders	$(468)	$759	$369	$1,647
Net income (loss) per share – basic	$(0.14)	$0.23	$0.11	$0.49
Weighted average shares outstanding – basic	3,396	3,366	3,378	3,362
Net income (loss) per share – diluted	$(0.14)	$0.22	$0.11	$0.48
Weighted average shares outstanding – diluted	3,396	3,418	3,432	3,405

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income (loss)	$(478)	$774	$377	$1,677
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	15	(147)	(1)	(216)
Other comprehensive income (loss)	15	(147)	(1)	(216)
Total comprehensive income (loss)	$(463)	$627	$376	$1,461

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2013:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2012	3,399	$34	$10,875	$18,744	$(6,612)	$23,041
Net income	—	—	—	377	—	377
Other comprehensive loss	—	—	—	—	(1)	(1)
Exercise of stock options	41	—	114	—	—	114
Stock-based compensation	—	—	3	—	—	3
Restricted stock issuance	55	—	109	—	—	109
Cash dividends on common stock ($0.30 per share)	—	—	—	(1,034)	—	(1,034)
Balance as of June 30, 2013	3,495	$34	$11,101	$18,087	$(6,613)	$22,609

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$377	$1,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	324	278
Amortization of intangibles	62	62
Gain on sale of fixed assets, net	(17)	—
Foreign exchange (gain) loss	(18)	31
Non-cash changes in accounts receivable	27	(120)
Stock-based compensation expense on stock options and restricted stock awards	112	99
Deferred income taxes	334	84
Increase in cash surrender value of life insurance	(73)	(69)
Changes in operating assets and liabilities:
Increase in accounts receivable	(354)	(1,213)
Decrease in officer life insurance receivable	2,172	—
Decrease in inventories	1,060	383
(Increase) decrease in refundable income taxes	(158)	36
Increase in other current assets	(276)	(1,550)
(Increase) decrease in other assets	(81)	17
Increase (decrease) in accounts payable and accrued expenses	(1,955)	2,650
Increase in deferred revenue	307	909
Decrease in pension and retirement plans liability	(175)	(80)
Increase (decrease) in income taxes payable	(136)	105
Increase in other long term liabilities	73	132
Net cash provided by operating activities	1,605	3,431
Cash flows from investing activities:
Life insurance premiums paid	(198)	(140)
Proceeds from the sale of fixed assets	17	—
Purchases of property, equipment and improvements	(675)	(373)
Net cash used in investing activities	(856)	(513)
Cash flows from financing activities:
Dividends paid	(1,034)	(342)
Proceeds from issuance of shares from exercise of employee stock options	114	—
Purchase of common stock	—	(96)
Net cash used in financing activities	(920)	(438)
Effects of exchange rate on cash	(76)	(317)
Net increase (decrease) in cash and cash equivalents	(247)	2,163
Cash and cash equivalents, beginning of period	20,493	15,874
Cash and cash equivalents, end of period	$20,246	$18,037
Supplementary cash flow information:
Cash paid for income taxes	$383	$613
Cash paid for interest	$85	$85
 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Amounts in thousands except per share data)
Net income (loss)	$(478)	$774	$377	$1,677
Less: Net income (loss) attributable to nonvested common stock	(10)	15	8	30
Net income (loss) attributable to common stockholders	$(468)	$759	$369	$1,647

Weighted average total shares outstanding – basic	3,468	3,433	3,447	3,422
Less: weighted average non-vested shares outstanding	72	67	69	60
Weighted average number of common shares outstanding – basic	3,396	3,366	3,378	3,362
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	52	54	43
Weighted average common shares outstanding – diluted	3,396	3,418	3,432	3,405

Net income (loss) per share – basic	$(0.14)	$0.23	$0.11	$0.49
Net income (loss) per share – diluted	$(0.14)	$0.22	$0.11	$0.48

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended June 30, 2013 and 2012, 173,000 and 195,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the nine months ended June 30, 2013 and 2012, 162,000 and 198,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

4.         Inventories

Inventories consist of the following:

	June 30, 2013	September 30, 2012
	(Amounts in thousands)
Raw materials	$1,217	$941
Work-in-process	669	1,407
Finished goods	3,306	3,928
Total	$5,192	$6,276

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $1.1 million and $1.4 million as of June 30, 2013 and September 30, 2012, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.4 million as of June 30, 2013 and September 30, 2012, respectively.

5.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	June 30, 2013	September 30, 2012
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,274)	$(2,273)
Additional minimum pension liability	(4,339)	(4,339)
Accumulated other comprehensive loss	$(6,613)	$(6,612)

6.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2012 and for the nine months ended June 30, 2013.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$—	$15	$15	$3	$18
Interest cost	163	16	179	178	20	198
Expected return on plan assets	(96)	—	(96)	(105)	—	(105)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	35	6	41	22	8	30
Net periodic benefit cost	$117	$22	$139	$110	$31	$141

Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	8	8	—	18	18
Amortization of net gain	—	(44)	(44)	—	17	17
Net periodic benefit cost	$—	$(36)	$(36)	$—	$35	$35

	For the Nine Months Ended June 30,
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$45	$—	$45	$47	$8	$55
Interest cost	509	48	557	534	62	596
Expected return on plan assets	(304)	—	(304)	(313)	—	(313)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	107	18	125	66	23	89
Net periodic benefit cost	$357	$66	$423	$334	$93	$427

Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	26	26	—	53	53
Amortization of net gain	—	(136)	(136)	—	53	53
Net periodic benefit cost	$—	$(110)	$(110)	$—	$106	$106

7.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Three Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$454	$1,471	$45	$12,813	$14,329	$14,783
Service	159	3,064	328	699	4,091	4,250
Total sales	613	4,535	373	13,512	18,420	19,033
Profit (loss) from operations	(1,093)	(96)	(58)	580	426	(667)
Assets	15,340	13,046	3,457	17,427	33,930	49,270
Capital expenditures	108	52	1	38	91	199
Depreciation and amortization	40	47	2	43	92	132

2012
Sales:
Product	$1,132	$5,179	$227	$9,790	$15,196	$16,328
Service	2,159	2,869	353	645	3,867	6,026
Total sales	3,291	8,048	580	10,435	19,063	22,354
Profit from operations	874	44	30	257	331	1,205
Assets	14,266	15,049	3,644	14,407	33,100	47,366
Capital expenditures	13	46	—	19	65	78
Depreciation and amortization	30	43	6	39	88	118

		Service and System Integration Segment
For the Nine Months Ended June 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$3,044	$7,329	$309	$38,943	$46,581	$49,625
Service	1,259	10,839	1,059	2,944	14,842	16,101
Total sales	4,303	18,168	1,368	41,887	61,423	65,726
Profit (loss) from operations	(1,317)	125	(73)	1,993	2,045	728
Assets	15,340	13,046	3,457	17,427	33,930	49,270
Capital expenditures	247	179	7	242	428	675
Depreciation and amortization	116	135	9	126	270	386

2012
Sales:
Product	$2,594	$12,998	$1,298	$26,717	$41,013	$43,607
Service	5,407	10,159	961	2,342	13,462	18,869
Total sales	8,001	23,157	2,259	29,059	54,475	62,476
Profit from operations	1,345	483	147	663	1,293	2,638
Assets	14,266	15,049	3,644	14,407	33,100	47,366
Capital expenditures	130	162	25	56	243	373
Depreciation and amortization	78	124	20	118	262	340

Profit (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine-month periods ended June 30, 2013, and 2012.

	For the three months ended,				For the nine months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$1.3	7%	$3.5	16%	$12.3	19%	$10.2	16%
Customer B	$2.6	14%	$2.0	9%	$9.9	15%	$12.2	20%
Customer C	$3.8	20%	$0.7	3%	$8.0	12%	$1.5	2%
Customer D	$—	—%	$2.6	12%	$—	—%	$3.3	5%

8.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Gain or (loss)
	As of June 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,502	$—	$—	$3,502	$—
Total assets measured at fair value	$3,502	$—	$—	$3,502	$—

	As of September 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,498	$—	$—	$3,498	$—
Total assets measured at fair value	$3,498	$—	$—	$3,498	$—

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of June 30, 2013 or September 30, 2012. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2013 or September 30, 2012.

9.    Dividend
On December 10, 2012, the Company's board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012, the record date. On May 8, 2013, the Company's board of directors declared a cash dividend of $0.10 per share which was paid on June 3, 2013 to stockholders of record as of May 24, 2013, the record date.

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

Results of Operations

Overview of the nine months ended June 30, 2013 Results of Operations

Overview:

 Revenue increased by approximately $3.3 million, or 5%, to $65.7 million for the nine months ended June 30, 2013 versus $62.5 million for the nine months ended June 30, 2012. Despite this increase in sales volume, our gross profit, operating income and net income were lower than the prior-year nine-month period, primarily because of a decrease in overall gross profit margin, which decreased from 24% for the nine months ended June 30, 2012 to 21% for the nine months ended June 30, 2013. Operating profit was approximately $0.7 million for the nine-month period ended June 30, 2013 versus $2.6 million for the nine months ended June 30, 2012. Net income was $0.4 million for nine-month period ended June 30, 2013 versus $1.7 million for the nine months ended June 30, 2012. The decrease in gross profit margin was due primarily to the company having realized approximately $5.0 million in royalty revenue in the prior year nine-month period compared to $0.8 million in the current year nine-month period.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2013 and 2012:

	June 30, 2013	% of sales	June 30, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$65,726	100%	$62,476	100%
Costs and expenses:
Cost of sales	51,947	79%	47,709	76%
Engineering and development	1,261	2%	1,301	2%
Selling, general and administrative	11,790	18%	10,828	18%
Total costs and expenses	64,998	99%	59,838	96%
Operating income	728	1%	2,638	4%
Other income (expense)	36	—%	(102)	—%
Income before income taxes	764	1%	2,536	4%
Income tax expense	387	—%	859	1%
Net income	$377	1%	$1,677	3%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Nine Months Ended June 30, 2013:
Product	$3,044	$46,581	$49,625	76%
Services	1,259	14,842	16,101	24%
Total	$4,303	$61,423	$65,726	100%
% of Total	7%	93%	100%

	Systems	Service and System Integration	Total	% of Total
For the Nine Months Ended June 30, 2012:
Product	$2,594	$41,013	$43,607	70%
Services	5,407	13,462	18,869	30%
Total	$8,001	$54,475	$62,476	100%
% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$450	$5,568	$6,018	14%
Services	(4,148)	1,380	(2,768)	(15)%
Total	$(3,698)	$6,948	$3,250	5%
% increase (decrease)	(46)%	13%	5%

As shown above, total revenues increased by approximately $3.3 million, or 5%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.  Revenue in the Systems segment decreased for the current year nine- month period versus the prior year nine-month period by approximately $3.7 million, while revenues in the Service and System Integration segment increased by approximately $6.9 million.

Product revenues increased by approximately $6.0 million, or 14%, for the nine months ended June 30, 2013 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $5.6 million while in the Systems segment product revenue increased by approximately $0.5 million for the nine-month period ended June 30, 2013 versus the nine month period ended June 30, 2012.

In the US division of the Service and System Integration segment, product sales increased by approximately $12.2 million, offset by decreases in the German division of approximately $5.7 million and in the UK division of approximately $1.0 million.

In the US division, the increase was due in part to sales to new customers (customers to which no sales were made in the prior year), which totaled approximately $4.9 million for the nine months ended June 30, 2013. In addition, sales increased to large existing customers in the IT hosting vertical by an aggregate of approximately $8.3 million. These increases were offset by aggregate net decreases to existing customers across all other verticals of approximately $1.0 million.

In Germany, the $5.7 million decrease in product revenue was driven by decreased sales to the division’s largest customer, a large UK-based wireless carrier, to which product sales decreased by approximately $3.2 million. In addition, product sales to another of the division's largest customers from the previous year decreased by approximately $3.4 million. Offsetting these decreases, new customer sales totaled approximately $0.5 million. Sales to all other customers increased by a net of approximately $0.4 million. The decrease in product sales in the UK division was the result of weaker demand from our UK customer base in the current-year nine month period versus the prior year nine month period.

The increase in product revenues in the Systems segment of approximately $0.5 million was due largely to an increase in sales to our Japanese defense department customer of approximately $0.3 million, and net increases of $0.2 million in sales of other existing US defense department and commercial customers.

As shown in the table above, service revenues decreased by approximately $2.8 million, or 15%.  This decrease was made up of a decrease in the Systems segment of $4.1 million offset by an increase in the Service and System Integration segment of approximately $1.4 million. The decrease in the Systems segment service revenue was due to lower royalty income recorded in the nine months ended June 30, 2013 which was approximately $0.8 million versus $5.0 million for the nine months ended June 30, 2012.

The increase in service revenues in the Service and System Integration segment was due to an increase in the German division, where service revenue increased by approximately $0.7 million, and an increase in service revenues of approximately $0.6 million in the US division. In Germany, the increase in service sales was driven by new customer sales of approximately $0.6 million. The increase in service revenue in the US division of the segment was primarily from higher third party maintenance revenue for the nine months ended June 30, 2013 versus the nine months ended June 30, 2012.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the nine months ended,
	June 30, 2013%		June 30, 2012%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$43,699	66%	$34,417	55%	$9,282	27%
Europe	19,590	30%	25,965	42%	(6,375)	(25)%
Asia	2,437	4%	2,094	3%	343	16%
Totals	$65,726	100%	$62,476	100%	$3,250	5%

The increase in Americas revenue for the nine months ended June 30, 2013 versus the nine months ended June 30, 2012 was primarily the result of the fluctuations described above in the US division of the Service and System Integration segment where combined product and service sales to US customers increased by an aggregate $13.4 million while in the Systems segment, sales to US customers in the Americas were lower by approximately $4.1 million.

The decrease in sales in Europe was the result of the lower sales described above from the German and UK divisions of the Service and System Integration segment, which made up approximately $5.8 million of the decrease, while Europe sales from the US division of the Service and System Integration segment decreased by approximately $0.6 million. The increase in Asia sales was the result of the increase in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the nine months ended June 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Nine Months Ended June 30, 2013:
Product	$1,295	$39,889	$41,184	79%
Services	222	10,541	10,763	21%
Total	$1,517	$50,430	$51,947	100%
% of Total	3%	97%	100%
% of Sales	35%	82%	79%
Gross Margins:
Product	57%	14%	17%
Services	82%	29%	33%
Total	65%	18%	21%

For the Nine Months Ended June 30, 2012:
Product	$1,820	$35,454	$37,274	78%
Services	198	10,237	10,435	22%
Total	$2,018	$45,691	$47,709	100%
% of Total	4%	96%	100%
% of Sales	25%	84%	76%
Gross Margins:
Product	30%	14%	15%
Services	96%	24%	45%
Total	75%	16%	24%

Increase (decrease)
Product	$(525)	$4,435	$3,910	10%
Services	24	304	328	3%
Total	$(501)	$4,739	$4,238	9%
% Increase (decrease)	(25)%	10%	9%
% of Sales	10%	(2)%	3%
Gross Margins:
Product	27%	—%	2%
Services	(14)%	5%	(12)%
Total	(10)%	2%	(3)%

Total cost of sales increased by approximately $4.2 million when comparing the nine months ended June 30, 2013 versus the nine months ended June 30, 2012.   This increase in cost of sales was due in large part to the overall increase in sales as discussed previously, however whereas sales increased by 5% , cost of sales increased by 9%. The resulting lower gross profit margin ("GPM") of 21% for the nine months ended June 30, 2013 versus 24% for 2012 was primarily attributable to a greater proportion of Systems segment revenue (13%) for the nine months ended June 30, 2012 versus the nine months ended June 30, 2013 (7%).

In the Service and System Integration segment, the overall GPM was 18% for the nine months ended June 30, 2013 and 16% for the prior year nine-month period.  Product GPM in the segment was unchanged at 14% for both the nine-month periods ended June 30, 2013 and June 30, 2012 while the segment’s service GPM increased from 24% to 29% .  The increase in service GPM in the Service and System Integration segment from 24% for the nine-month period ended June 30, 2012 to 29% for the nine months ended June 30, 2013 was due primarily to higher utilization of in-house service engineers in providing billable services in Germany, and higher third-party maintenance revenue for the current year nine-month period versus that of the prior year.

In the Systems segment, the overall GPM decreased from 75% to 65% as shown in the table above.  This was because in the current year nine-month period, royalty revenue, which carries a 100% GPM, made up a much lower percentage (17%) of total Systems segment revenue versus the prior year nine-month period, wherein royalty revenue was 63% of total Systems segment revenue.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2013 and 2012:

	For the nine months ended,
	June 30, 2013	% of Total	June 30, 2012	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,261	100%	$1,301	100%	$(40)	(3)%
Service and System Integration	—	—	—	—	—	—
Total	$1,261	100%	$1,301	100%	$(40)	(3)%

As shown in the table above, engineering and development expenses did not vary significantly for the nine months ended June 30, 2013 versus the nine-month period ended June 30, 2012, as approximately the same amount of resources were expended in both nine-month periods.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2013 and 2012:

	For the nine months ended,
	June 30, 2013	% of Total	June 30, 2012	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$2,842	24%	$3,337	31%	$(495)	(15)%
Service and System Integration	8,948	76%	7,491	69%	1,457	19%
Total	$11,790	100%	$10,828	100%	$962	9%

SG&A expenses increased in the Service and System Integration segment by approximately $1.5 million as shown above. This increase was due primarily to higher commissions and other incentive compensation expense which increased by approximately $0.8 million, due to the higher gross profit, and operating profit in the segment, higher salary expenses for additional headcount and promotions of approximately $0.6 million and higher bad debt expense of approximately $0.1 million. These increased expenses were in the US division of the segment. In the Systems segment, SG&A expenses decreased by approximately $0.5 million from lower retirement plan expenses of $0.3 million and lower bonus of $0.5 million offset by expenses incurred for legal and consulting expenses in connection with a proxy contest initiated by a shareholder, of $0.3 million.

Other Income/Expenses

The following table details our other income (expense) for the nine months ended June 30, 2013 and 2012:

	For the nine months ended,
	June 30, 2013	June 30, 2012	Increase
	(Amounts in thousands)
Interest expense	$(64)	$(64)	$—
Interest income	23	20	3
Foreign exchange gain	18	(32)	50
Gain on sale of fixed assets	17	—	17
Other income (expense), net	42	(26)	68
Total other income (expense), net	$36	$(102)	$138

Other income (expense), net, for the nine month periods ended June 30, 2013 and 2012 was not significant nor was the change from the prior year nine month period to that of the current year.

Overview of the three months ended June 30, 2013 Results of Operations

Overview:

Revenue decreased by approximately $3.3 million, or (15)%, to $19.0 million for the three months ended June 30, 2013 versus $22.4 million for the three months ended June 30, 2012. This decrease in sales volume coupled with a decrease in overall gross profit margin, which decreased from 23% for the three months ended June 30, 2012 to 20% for the three months ended June 30, 2013, resulted in our operating income and net income decreasing significantly compared with the prior-year three-month period. The decrease in gross profit margin was due in large part to the company having realized approximately $2.0 million in royalty revenue in the prior year three-month period compared to no royalty revenue in the current year three-month period.

For the three months ended June 30, 2013, we had an operating loss of approximately $0.7 million versus an operating profit of approximately $1.2 million for the three months ended June 30, 2012, for a decrease of approximately $1.9 million. For the three months ended June 30, 2013, the net loss was approximately $0.5 million versus net income of approximately $0.8 million for the three months ended June 30, 2012, for a decrease of approximately $1.3 million.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2013 and 2012:

	June 30, 2013	% of sales	June 30, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$19,033	100%	$22,354	100%
Costs and expenses:
Cost of sales	15,198	80%	17,125	77%
Engineering and development	437	2%	444	2%
Selling, general and administrative	4,065	22%	3,580	16%
Total costs and expenses	19,700	104%	21,149	95%
Operating income	(667)	(4)%	1,205	5%
Other income (expense)	2	—%	(32)	—%
Income before income taxes	(665)	(4)%	1,173	5%
Income tax expense	(187)	(1)%	399	2%
Net income	$(478)	(3)%	$774	3%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2013:
Product	$454	$14,329	$14,783	78%
Services	159	4,091	4,250	22%
Total	$613	$18,420	$19,033	100%
% of Total	3%	97%	100%

	Systems	Service and System Integration	Total	% of Total
For the Three Months Ended June 30, 2012:
Product	$1,132	$15,196	$16,328	73%
Services	2,159	3,867	6,026	27%
Total	$3,291	$19,063	$22,354	100%
% of Total	15%	85%	100%

	Systems	Service and System Integration	Total	% decrease
Increase (Decrease)
Product	$(678)	$(867)	$(1,545)	(9)%
Services	(2,000)	224	(1,776)	(29)%
Total	$(2,678)	$(643)	$(3,321)	(15)%
% decrease	(81)%	(3)%	(15)%

As shown above, total revenues decreased by approximately $3.3 million, or (15)%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Revenue in the Systems segment decreased for the current year three-month period versus the prior year three-month period by approximately $2.7 million, while revenues in the Service and System Integration segment decreased by approximately $0.6 million.

Product revenues decreased by approximately $1.5 million, or (9)%, for the three months ended June 30, 2013 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment decreased by approximately $0.9 million while in the Systems segment product revenue decreased by approximately $0.7 million for the three-month period ended June 30, 2013 versus the three-month period ended June 30, 2012.

In the US division of the Service and System Integration segment, product sales increased by approximately $3.0 million, offset by decreases in sales in this segment’s German division of approximately $3.7 million and in the UK division of approximately $0.2 million.

In the US division, the increase was due in part to sales to new customers (customers to which no sales were made in the prior year), which totaled approximately $1.2 million for the three months ended June 30, 2013. In addition, product sales increased to large existing customers in the IT hosting vertical by an aggregate of approximately $3.5 million. These increases were offset by aggregate net decreases to existing customers across all other verticals of approximately $1.6 million.

In Germany, the $3.7 million decrease in product revenue was due to lower sales to large customers in the telecom and technology verticals of approx $4.0 million, offset by sales to new customers of approximately $0.3 million .

The decrease in product revenues in the Systems segment of approximately $0.7 million was due to decreased sales to our Japanese defense department customer of approximately $1.0 million offset by an increase in product sales to one of our US defense department customers, of approximately $0.3 million.

As shown in the table above, service revenues decreased by approximately $1.8 million, or 29%.  This decrease was made up of a decrease in the Systems segment of $2.0 million and an increase in the Service and System Integration segment of approximately $0.2 million. The decrease in the Systems segment service revenue was due to the absence of royalty revenue recorded in the three months ended June 30, 2013 while for the three months ended June 30, 2012, royalty revenue was $2.0 million. The increase in service revenues in the Service and System Integration segment was due to an increase in the German division, of approximately $0.2 million. The increase in sales volume in Germany was from service revenues of approximately $0.2 million to new customers.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	June 30, 2013%		June 30, 2012%		$ Increase	% Increase (decrease)
	(Dollar amounts in thousands)
Americas	$14,009	74%	$12,499	56%	$1,510	12%
Europe	4,925	26%	8,660	39%	(3,735)	(43)%
Asia	99	—%	1,195	5%	(1,096)	(92)%
Totals	$19,033	100%	$22,354	100%	$(3,321)	(15)%

The increase in Americas revenue for the three months ended June 30, 2013 versus the three months ended June 30, 2012 was primarily the result of the fluctuations described above in the US division of the Service and System Integration segment, wherein sales to customers in the Americas were greater by approximately $3.2 million, while in the Systems segment combined product and service sales to US customers decreased by an aggregate $1.7 million. The decrease in Europe sales was the result of the fluctuations in revenues in the German and UK divisions of the Service and System Integrations segment described above.

The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program in the Systems segment (see discussion above).

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended June 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2013:
Product	$316	$11,968	$12,284	81%
Services	95	2,819	2,914	19%
Total	$411	$14,787	$15,198	100%
% of Total	3%	97%	100%
% of Sales	67%	80%	80%
Gross Margins:
Product	30%	16%	17%
Services	40%	31%	31%
Total	33%	20%	20%

For the Three Months Ended June 30, 2012:
Product	$743	$13,156	$13,899	81%
Services	71	3,155	3,226	19%
Total	$814	$16,311	$17,125	100%
% of Total	5%	95%	100%
% of Sales	25%	86%	77%
Gross Margins:
Product	34%	13%	15%
Services	97%	18%	46%
Total	75%	14%	23%

Increase (decrease)
Product	$(427)	$(1,188)	$(1,615)	(12)%
Services	24	(336)	(312)	(10)%
Total	$(403)	$(1,524)	$(1,927)	(11)%
% decrease	(50)%	(9)%	(11)%
% of Sales	42%	(6)%	3%
Gross Margins:
Product	(4)%	3%	2%
Services	(57)%	13%	(15)%
Total	(42)%	6%	(3)%

Total cost of sales decreased by approximately $1.9 million when comparing the three months ended June 30, 2013 versus the three months ended June 30, 2012.   This decrease in cost of sales was due primarily to the overall decrease in sales as discussed previously, however whereas sales decreased by 15% , cost of sales decreased by 11%. The resulting lower GPM of 20% for the three months ended June 30, 2013 versus 23% for the three months ended June 30, 2012, was primarily attributable to a greater proportion of Systems Segment revenue (15%) for the three months ended June 30, 2012 versus the three months ended June 30, 2013 (3%). Also, within the Systems segment, the GPM was 75% for the three months ended June 30, 2012, versus 33% for the three months ended June 30, 2013. This was because in the prior year quarter, we realized approximately $2.0 million in royalty revenue which carries a 100% GPM, versus no royalty revenue in the current year quarter. In addition, because of the significantly lower level of sales overall in the system segment for the quarter ended June 30, 2013, the dilutive impact to GPM from the fixed portion of cost of sales was greater.

In the Service and System Integration segment, the overall GPM was 20% for the three months ended June 30, 2013 versus 14% for the prior year three-month period.  Product GPM in the segment increased from 13% for the three months ended June 30, 2012, to 16% for the three months ended June 30, 2013, while the segment’s service GPM increased from 18% to 31% .  The product GPM increase was due to a more favorable product mix in the current year three-month period versus the prior year.    The increase in service GPM in the Service and System Integration segment was due primarily to higher utilization of in-house service engineers in providing billable services in Germany and higher TPM revenue in the US.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2013 and 2012:

	For the three months ended,
	June 30, 2013	% of Total	June 30, 2012	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$437	100%	$444	100%	$(7)	(2)%
Service and System Integration	—	—	—	—	—	—
Total	$437	100%	$444	100%	$(7)	(2)%

There was essentially no change in engineering and development expenses as displayed above.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2013 and 2012:

	For the three months ended,
	June 30, 2013	% of Total	June 30, 2012	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$858	21%	$1,159	32%	$(301)	(26)%
Service and System Integration	3,207	79%	2,421	68%	786	32%
Total	$4,065	100%	$3,580	100%	$485	14%

The increase in SG&A expense in the Service & System Integration segment was primarily the result of an increase in commission and other incentive compensation expenses of approximately $0.3 million due to higher revenue and gross profit in the segment and higher salary and fringe expense of approximately $0.4 million due to headcount increases. These increases were primarily within the US division of the segment. SG&A expense decreased in the Systems segment due to lower bonus expense of approximately $0.2 million, because of the lower operating results, and a decrease in pension expense due to the death of the Company's CEO in fiscal 2012.

Other Income/Expenses

The following table details our other income (expense) for the three months ended June 30, 2013 and 2012:

	For the three months ended,
	June 30, 2013	June 30, 2012	Increase
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	4	3	1
Foreign exchange gain (loss)	13	(5)	18
Other income (expense), net	6	(9)	15
Total other income (expense), net	$2	$(32)	$34

Other income (expense), net, for the three month periods ended June 30, 2013 and 2012 was not significant nor was the change from the prior year three-month period to that of the current year.

Income Taxes

Income Tax Provision

The Company recorded income tax benefit of approximately $0.2 million for the quarter ended June 30, 2013, reflecting an effective income tax rate of 28% for the period compared to income tax expense of approximately $0.4 million for the quarter ended June 30, 2012, which reflected an effective tax rate of 34%. For the nine months ended June 30, 2013 the Company recorded income tax expense of approximately $0.4 million reflecting an effective income tax rate of 51% versus income tax expense of $0.9 million for the nine months ended June 30, 2012, which reflected an effective tax rate of 34% .

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $0.3 million to $20.2 million as of June 30, 2013 from $20.5 million as of September 30, 2012. At June 30, 2013, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant uses of cash for the nine months ended June 30, 2013 included a decrease in accounts payable and accrued expenses of approximately $2.0 million, expenditures for fixed assets of approximately $0.7 million, an increase in accounts receivable of approximately $0.4 million and payment of dividends of approximately $1.0 million. Significant sources of cash included net income of approximately $0.4 million, collection of officer's life insurance receivable of approximately $2.2 million and reduction in inventories of approximately $1.1 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $9.3 million as of June 30, 2013 and $9.8 million as of September 30, 2012. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2013, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 9, 2013	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: August 9, 2013	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2013, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith