Form 10-K
period 2013-09-30
CSP INC /MA/
filed 2013-12-24
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $17,570,592 based on the closing sale price of $5.85 as reported on the Nasdaq Global Market.

As of December 2, 2013, we had outstanding 3,571,041 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

i

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

•
The Systems segment consists primarily of CSPI's MultiComputer Division (the “MultiComputer Division”) which designs and manufactures commercial high-performance computer signal processing systems for a variety of complex real time applications in defense and commercial markets. In our MultiComputer Division we develop open, standards-based, vendor independent, scalable products, based on an architectural solution that is easily integrated with third-party products and compatible with future product offerings. These products utilize cluster technologies, multi-core processors, and many-core General Purpose Graphics Processing Units ("GPGPUs"). MultiComputer systems consist of “blades” (self-contained, high-density computer boards) and are designed to achieve a high level of computer processing and to operate in environments with size, weight and power ("SWaP") limitations. The blades and other components that make up the system can be housed in commercially available air-cooled chassis or in ruggedized chassis, designed to withstand physically demanding environments. These systems have traditionally been utilized for sonar and radar digital signal processing (“DSP”) and image recognition applications. The MultiComputer Division sells all its products through its own direct sales force in the United States and via distributors and authorized resellers in Europe and the Asia-Pacific region.

•
The Service and System Integration Segment consists of the computer maintenance, integration services and third-party computer hardware and software value added reseller (“VAR”) businesses of our Modcomp subsidiary (“Modcomp”). Modcomp is a wholly owned subsidiary of CSPI which operates in the United States, Germany and the United Kingdom (the “U.K.”). Modcomp markets and sells services and third party products through its own direct sales force. Modcomp provides solutions and services for complex IT environments including storage and servers, unified communications solutions, IT security solutions and consulting services. Modcomp also provides managed IT services through its network operations center (“NOC”).

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2013 and 2012. Additional segment and geographical information is set forth in Note 12 to our financial statements.

Segment	2013	%	2012	%
	(Amounts in thousands)
Systems	$7,000	8%	$11,141	13%
Service and System Integration	80,619	92%	73,666	87%
Total Sales	$87,619	100%	$84,807	100%

Systems Segment

Products and Services

The Systems segment's MultiComputer products utilize commercially available, industry standard compliant hardware components and open source software to deliver a high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, interconnected by a high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI's leadership in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms make these products a natural fit for applications in the military/defense and scientific/engineering markets.

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

In fiscal 2010, we announced the development of the 3000 SERIES OpenVPXTM with Intel multi-core processors and the OpenVPXTM VITA/ANSI standard (Vita 65) to support high performance radar, sonar, C4ISR and SIGINT applications. OpenVPXTM is the architectural framework that defines system-level interoperability for multivendor, multimode, integrated system environments. OpenVPXTM's consideration of system-level requirements improves interoperability between computing and communications platforms and reduces customization, testing, cost and risk. Since our initial development of the first 3000 SERIES OpenVPXTM processor blade, we have introduced several enhancements including converged fabric technology and our 3300GTX NVIDIA GPGPU coprocessor board. The CSPI Converged Fabric integrates the Mellenox SwitchXTM Virtual Protocol Interconnect® technology - allowing Infiniband, Ethernet, and Fibre Channel traffic to exist on a single “one-wire” fabric. The 3300GTX coprocessor enables Teraflop levels of performance for applications that require high bandwidth data streaming and can benefit from massively parallel processing. The 3000 SERIES OpenVPXTM platform with these enhancements, is currently being marketed as our TeraXP Embedded Server. We will expend development resources we consider necessary for the TeraXP platform, as we pursue initial sales opportunities for this new product line.

In fiscal 2011, we announced our new 4000 SERIES ATCA products. The 4000 SERIES is based on InfiniBand, Advanced Telecom Computing Architecture (“AdvancedTCA” or “ATCA”) and Network Equipment Building System (“NEBS”) standards to deliver affordability, sustainability and high availability to manned and unmanned large mobile platforms (land, sea and air.) ATCA was originally designed to address the high availability, robust system management and DC power distribution needs of the telecom and communications markets. ATCA has since become attractive to defense markets as well as commercial markets.

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

Royalties

    We license the design of certain of our 2000 SERIES computer processor boards and switched interconnect technology. In exchange for licensing this technology, we receive a royalty payment for each processor board that the licensee produces that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer products to defense and commercial markets with an emphasis on applications requiring the analysis of complex signals such as sonar, radar, seismic exploration and scientific/engineering research. We commercially distribute our products in these markets as an original equipment manufacturer (“OEM”) supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

A prime contractor will typically incorporate our products into their own future product developments and, therefore, will need early access to low-level, detailed technical specifications and prototype units. These prime contractors typically demand long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building a business partnership. However, the result of this partnership is a strong potential for long-term revenue streams as programs progress from development phases into deployment.

Our use of high performance embedded computing technologies to support information exchange in real-time are becoming increasingly significant to twenty-first century “network centric warfare” military operations. There has been steady growth of new programs requiring signal/image processing and analysis equipment as well as upgrades to existing military programs. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies based on the program; however, it very often extends beyond twenty-four months. Looking forward to fiscal 2014 and beyond, our focus is to continue to build interest in our 3000 SERIES VXS products by integrating the latest PowerPC with AltiVec processor, and to market our 4000 SERIES ATCA and TeraXP OpenVPXTM embedded server products among our existing customers as well as additional commercial application customers.

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

Upon receipt of material and components by us from outside suppliers, our quality assurance technicians inspect these products and components. During manufacture and assembly, both subassemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over its useful service life. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of past failures to monitor the ongoing reliability of our products and improve design standards.

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

Sources and Availability of Raw Materials

Several components used in our Systems segment products are obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components, Freescale Semiconductor, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Intel for our microprocessors for our TeraXP OpenVPXTM embedded servers and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term, because we have adequate inventory on hand and/or our requirements currently exist in the supply chain. Also, all components used to build our 3000 SERIES VXS, 4000 SERIES and TeraXP OpenVPXTM products are currently available in a timely manner.

Research and Development

For the year ended September 30, 2013, our expenses for research and development were approximately $1.9 million compared to approximately $1.7 million for fiscal year 2012. Expenditures for research and development are expensed as they are incurred. Product development efforts in fiscal year 2013 involved new enhancements to our VXS product line, with a focus on continuing to provide our customers with increased processing capabilities based on the latest industry standard technologies: Freescale QorIQ  multi-core processors and 10 and 40 Gigabit Ethernet support. We expect to continue to make substantial expenditures related to the development of new hardware products and the software that enables the hardware to function. Our current development plan is intended to extend the usefulness and marketability of existing products by continuing to develop enhancements to our 3000 SERIES VXS, 4000 SERIES and TeraXP OpenVPXTM product lines and introduce new products into existing market segments.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the Systems segment was approximately $0.4 million at September 30, 2013 as compared to $3.1 million at September 30, 2012. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

Recent Developments

On November 4, 2013, the Company purchased the assets of Myricom, Inc. (“Myricom”), a manufacturer of high performance interconnect computing devices and software. With the Myricom asset purchase, the Company has acquired interconnect technology critical to its latest generation MultiComputer products as well as a strong base of new customers in commercial growth markets. The Company will now offer Myricom’s Myri-10G Ethernet adapters and associated network adapter software. Myri-10G is a family of high performance 10 Gigabit Ethernet adapters for Linux, Windows, Mac OS X and VMware ESX. The Company also acquired inventory for use in the latest generation CSPI MultiComputers.  CSPI has also retained key Myricom technical personnel who will be working on the next-generation interconnect technology.

Myricom has been a key supplier to the CSPI MultiComputer Division for more than 15 years.  Its interconnect technology is an important component of the latest generation Multicomputer products that CSPI currently supplies to its customers.
The Company paid $0.5 million in cash in exchange for the assets that were acquired in the transaction.

Service and System Integration Segment

Products and Services

Integration Solutions

Over the past several years, the business of our Service and System Integration segment has evolved away from selling our proprietary process control and data acquisition (“PCDA”) computer systems, into becoming a systems integrator and VAR of integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site and to offer high value IT consulting services to deliver solutions.

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

Professional Services

We provide professional IT consulting services in the following areas:

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA systems -hardware and software, operating system and user support.

•	Implementation, integration, migration, configuration and installation services.

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

Backlog

The backlog of customer orders and contracts for the Service and System Integration segment was approximately $7.7 million at September 30, 2013, as compared to $7.1 million at September 30, 2012. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 12 to the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2013 and 2012.

Employees

On September 30, 2013, we had approximately 167 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 12 to the notes to the consolidated financial statements.

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

We derived 7% of our total revenue in FY2013 and 13% of our total revenue in FY2012 from the Department of Defense ("DoD") as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our business has been and could continue to be adversely affected by changes in budgetary priorities of the federal government.

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

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress. Because Congress and the Administration could not reach agreement, the Budget Act triggered automatic reductions in both defense and discretionary spending in January 2013, which adversely impacted our business. While the future impact of sequestration is uncertain, these automatic across-the-board budget cuts in sequestration could continue to have significant negative consequences to our business and industry.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended through the entire government 2014 fiscal year, and sequestration is not alleviated, it could continue to have significant consequences to our business and our industry.

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

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted

Several components used in our Systems products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components, Freescale for many of our PowerPC line of processors and Intel for our microprocessors, and Wind River Systems, Inc. for VxWorks operating system software. Generally, suppliers may terminate their purchase order with us without cause upon 30 days' notice and may cease offering products to us upon 180 days' notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Mellanox Technologies or Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our International Operations are Subject to a Number of Risks
We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 33% and 44% of our total revenue for the fiscal years ended September 30, 2013 and 2012, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Listed below are our principal facilities as of September 30, 2013. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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

	2013		2012
Fiscal Year:	High	Low	High	Low
1st Quarter	$6.65	$4.51	$3.73	$3.15
2nd Quarter	6.89	5.09	4.48	3.04
3rd Quarter	9.43	5.36	4.53	3.82
4th Quarter	8.94	6.62	4.99	3.84

Stockholders.    We had approximately 101 holders of record of our common stock as of December 11, 2013. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,600.

Dividends.     On December 10, 2012, the Company's board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012, the record date. On May 8, 2013, the Company's board of directors declared a cash dividend of $0.10 per share which was paid on June 3, 2013 to stockholders of record as of May 24, 2013, the record date. On August 7, 2013, the Company's board of directors declared a cash dividend of $0.10 per share which was paid on August 30, 2013 to stockholders of record as of August 21, 2013, the record date.

On January 12, 2012, our Board of Directors declared a cash dividend of $0.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date. On August 7, 2012, our board of directors declared a cash dividend of $0.12 per share which was paid on August 31, 2012 to stockholders of record as of August 23, 2012, the record date.

On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share payable on January 7, 2014 to stockholders of record as of December 27, 2013, the record date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2013 Results of Operations

CSPI operates in two segments:

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

Key results include:

•	Revenue increased by approximately $2.8 million, or 3%, to $87.6 million for the year ended September 30, 2013 versus $84.8 million for the year ended September 30, 2012.

•
For year ended September 30, 2012 we realized income from proceeds of an officer life insurance settlement of approximately $2.1 million. While no such income was recognized in the ended September 30, 2013, we did receive the settlement during the current fiscal year.

•
For the year ended September 30, 2013, we had an operating profit of approximately $0.7 million versus an operating profit of approximately $5.0 million for the year ended September 30, 2012, for a decrease of approximately $4.3 million.

•
For the year ended September 30, 2013, net income was approximately $0.4 million versus net income of approximately $6.6 million for the year ended September 30, 2012, for an decrease of approximately $6.2 million.

•
Net cash provided by operating activities was approximately $0.2 million for the year ended September 30, 2013 compared to net cash provided by operating activities of $6.3 million for the year ended September 30, 2012.

The increase in revenues of $2.8 million resulted from strong growth in revenues from our Service and System Integration segment partially offset by a decrease in revenues from our Systems segment. Revenues in the Service and System Integration segment increased by approximately $7.0 million from $73.7 million the year ended September 30, 2012 to $80.6 million for the year ended September 30, 2013, while Systems segment revenue decreased from $11.1 million for fiscal 2012 to $7.0 million for fiscal 2013 for a decrease of approximately $4.1 million.
In the Service and System Integration segment we experienced growth in both product and service revenues. Product revenues for the segment increased by $5.0 million, which was a 9% increase from $55.4 million in fiscal 2012 to $60.4 million in fiscal 2013. Service revenue in the segment increased by $2.0 million which was an 11% increase from $18.3 million in fiscal 2012 to $20.3 million in fiscal 2013. The product revenue increase was derived in large part from our U.S. operation, where product sales increased by approximately $14.1 million. The increase in services revenues was due substantially to an increase in the German division, where service revenue increased by approximately $1.2 million and an increase in the US division of approximately $0.7 million. In Germany, the increase was driven by service sales to new customers of approximately $0.8 million and favorable foreign exchange of approximately $0.2 million. In the US division, the increase in service revenues was from higher third party maintenance revenue.
The revenue decrease in the Systems segment was largely the result of lower royalty revenues which were $6.4 million for fiscal 2012 versus $0.8 million in fiscal 2013. Royalty revenues are particularly significant because there is no cost of sales associated with royalty revenues, hence the profit margin is 100% on this revenue. This $5.6 million decrease in royalty revenue was partially offset by higher product revenue in fiscal 2013 versus fiscal 2012 which increased by approximately $1.3 million.

In assessing the outlook for fiscal 2014, we expect to receive orders for royalties to fulfill a full rate production phase of the E2D program during the year. As a result, anticipating that we will realize significant royalty revenue, we are assuming a more optimistic view for the Systems segment for next year in comparison to the operating results we realized for fiscal 2013.

However, based on the risks associated with the economic environment within the defense market, we plan to manage the Systems segment with a cautiously optimistic outlook for fiscal 2014. In the Service and System Integration segment, we also have a cautiously optimistic outlook for fiscal 2014, in terms of revenue, where much will depend upon the level of overall growth in the private sector economy both domestically and in our European markets. We plan to focus our attention and resources in the Service and System Integration segment on higher-margin consulting and managed service business as we move forward. While this may put pressure on sales growth in fiscal 2014, we believe this strategy will achieve profitable growth for the long term.

The following table details our results of operations in dollars and as a percentage of sales for the years ended September 30, 2013 and 2012:

	September 30, 2013	% of sales	September 30, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$87,619	100%	$84,807	100%
Costs and expenses:
Cost of sales	69,036	79%	64,386	76%
Engineering and development	1,857	2%	1,720	2%
Selling, general and administrative	16,025	18%	15,847	19%
Total costs and expenses	86,918	99%	81,953	97%
Income from proceeds of officer life insurance settlement	—	—%	2,115	3%
Operating income	701	1%	4,969	6%
Other expense	(12)	—%	(100)	—%
Income before income taxes	689	1%	4,869	6%
Income tax expense (benefit)	321	—%	(1,740)	(2)%
Net income	$368	1%	$6,609	8%

Sales

The following table details our sales by operating segment for the years ended September 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2013:
Product	$5,483	$60,361	$65,844	75%
Services	1,517	20,258	21,775	25%
Total	$7,000	$80,619	$87,619	100%
% of Total	8%	92%	100%

	Systems	Service and System Integration	Total	% of Total
For the Year Ended September 30, 2012:
Product	$4,214	$55,369	$59,583	70%
Services	6,927	18,297	25,224	30%
Total	$11,141	$73,666	$84,807	100%
% of Total	13%	87%	100%

	Systems	Service and System Integration	Total	% increase
Increase (Decrease)
Product	$1,269	$4,992	$6,261	11%
Services	(5,410)	1,961	(3,449)	(14)%
Total	$(4,141)	$6,953	$2,812	3%
% increase	(37)%	9%	3%

As shown above, total revenues increased by approximately $2.8 million, or 3%, for the year ended September 30, 2013 compared to the year ended September 30, 2012.  Revenue in the Service and System Integration segment increased by approximately $7.0 million, while revenues in the Systems segment decreased for the current year versus the prior year by approximately $4.1 million.

Product revenues increased by approximately $6.3 million, or 11%, for the year ended September 30, 2013 compared to the prior fiscal year. Product revenues in the Service and System Integration segment increased by approximately $5.0 million while in the Systems segment product revenue increased by approximately $1.3 million for the year ended September 30, 2013 versus the year ended September 30, 2012.

In the US division of the Service and System Integration segment, product sales increased by approximately $14.1 million, sales in this segment’s German division decreased by approximately $8.2 million and in the UK division product sales decreased by approximately $0.9 million.

In the US division, the increase in product sales was due in part to sales to new customers (customers to which no sales were made in the prior year), which totaled approximately $5.0 million for the year ended September 30, 2013. In addition, sales increased to large existing customers in the IT hosting vertical by an aggregate of approximately $13.6 million. These increases were partially offset by aggregate net decreases to existing customers across all other verticals of approximately $4.5 million.

In Germany, the $8.2 million decrease in product revenue was driven by decreased sales to the division’s largest customer, a large UK-based wireless carrier, to which product sales decreased by approximately $3.2 million. In addition, product sales to another of the division's largest customers from the previous year decreased by approximately $5.3 million. Partially offsetting these decreases, new customer sales totaled approximately $1.2 million. Sales to all other customers decreased by a net of approximately $0.9 million. The decrease in product sales in the UK division was the result of weaker demand from our UK customer base in the current-year.

The increase in product revenues in the Systems segment of approximately $1.3 million was due to an increase of $1.4 million in sales of parts, components and spares to existing US defense department customers, and an increase of $0.6 million due to hardware sales to a commercial customer. These increases were partially offset by a decrease in sales to our Japanese defense department customer of approximately $0.7 million.

As shown in the table above, service revenues decreased by approximately $3.4 million, or 14%.  This decrease was made up of a decrease in the Systems segment of $5.4 million and an increase in the Service and System Integration segment of approximately $2.0 million. The decrease in the Systems segment service revenue was due to lower royalty revenue recorded in the year ended September 30, 2013 which was approximately $0.8 million versus $6.4 million for the year ended September 30, 2012. The increase in service revenues in the Service and System Integration segment was primarily from the German division, where service revenue increased by approximately $1.2 million and an increase in the US division of approximately $0.7 million. In Germany, the increase was driven by service sales to new customers of approximately $0.8 million and favorable foreign exchange of approximately $0.2 million. In the US division, the increase in service revenues was from higher third party maintenance revenue.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Year ended,
	September 30, 2013%		September 30, 2012%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$59,116	68%	$47,163	56%	$11,953	25%
Europe	25,512	29%	34,053	40%	(8,541)	(25)%
Asia	2,991	3%	3,591	4%	(600)	(17)%
Totals	$87,619	100%	$84,807	100%	$2,812	3%
The increase in Americas revenue for the year ended September 30, 2013 versus the year ended September 30, 2012 was from an increase in the US division of the Service and System Integration segment to customers in the Americas of approximately $15.5 million, partially offset by decreases in sales to US customers in the Systems segment of approximately $3.6 million.

The decrease in sales in Europe was primarily the result of the lower sales in the German and UK divisions of the Service and System Integration segment. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales, Gross Profit and Gross Margins
The following table details our cost of sales, gross profit and gross margins by operating segment for the fiscal years ended September 30, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2013:
Cost of Sales:
Product	$2,439	$51,584	$54,023	78%
Services	270	14,743	15,013	22%
Total	$2,709	$66,327	$69,036	100%
% of Total	4%	96%	100%
% of Sales	39%	82%	79%
Gross Profit:
Product	$3,044	$8,777	$11,821	64%
Services	1,247	5,515	6,762	36%
Total	$4,291	$14,292	$18,583	100%
% of Total	23%	77%	100%
Gross Margins:
Product	56%	15%	18%
Services	82%	27%	31%
Total	61%	18%	21%

For the Year Ended September 30, 2012:
Cost of Sales:
Product	$2,508	$47,718	$50,226	78%
Services	283	13,877	14,160	22%
Total	$2,791	$61,595	$64,386	100%
% of Total	4%	96%	100%
% of Sales	25%	84%	76%

	Systems	Service and System Integration	Total	% of Total
Gross Profit:
Product	$1,706	$7,651	$9,357	46%
Services	6,644	4,420	11,064	54%
Total	$8,350	$12,071	$20,421	100%
% of Total	41%	59%	100%
Gross Margins:
Product	40%	14%	16%
Services	96%	24%	44%
Total	75%	16%	24%

Increase (decrease)
Cost of Sales:
Product	$(69)	$3,866	$3,797	8%
Services	(13)	866	853	6%
Total	$(82)	$4,732	$4,650	7%
% Increase (decrease)	(3)%	8%	7%
% of Sales	14%	(2)%	3%
Gross Profit:
Product	$1,338	$1,126	$2,464	26%
Services	(5,397)	1,095	(4,302)	(39)%
Total	$(4,059)	$2,221	$(1,838)	(9)%
% increase (decrease)	(49)%	18%	(9)%
Change in Gross Margin percentage:
Product	16%	1%	2%
Services	(14)%	3%	(13)%
Total	(14)%	2%	(3)%

Total cost of sales increased by approximately $4.7 million when comparing the year ended September 30, 2013 versus the year ended September 30, 2012.   A significant factor which caused this increase in cost of sales was the overall increase in sales as discussed previously, however whereas sales increased by 3%, cost of sales increased by 7% .  The resulting lower gross profit margin ("GPM") of 21% for the year ended September 30, 2013 versus 24% for 2012 was due to several factors which are discussed below.

In the Systems segment, the overall GPM decreased from 75% to 61% as shown in the table above.  This was because in fiscal year 2013 royalty revenue, which carries a 100% GPM, was $0.8 million, or 11% of total Systems segment revenue, versus the prior year royalty revenue which was $6.4 million or 57% of total Systems segment revenue. Partially offsetting the unfavorable GPM impact of the lower royalty revenue in the current year however, was the impact of higher product GPM in the current year versus the prior year. As shown in the table above, the GPM on product sales was 56% for the current year versus the prior year product GPM of 40%. This is due to the current year higher volume of production and product sales resulting in proportionately greater absorption of fixed factory overhead, therefore these fixed costs were proportionately lower versus production and sales volume, which resulted in the low GPM on product sales in the prior year.

In the Service and System Integration segment, the overall GPM was 18% for the year ended September 30, 2013 versus 16% for the prior year.  Product GPM in the segment increased to 15% from 14% when comparing the year ended September 30, 2013 to the year ended September 30, 2012, while the segment’s service GPM also increased from 24% to 27%.  The increase in the product GPM was due to smaller deal size and more favorable product mix in fiscal year 2013 versus fiscal 2012, while the increase in service GPM was due primarily to higher utilization of in-house service engineers in providing billable services in Germany, and higher third-party maintenance revenue for the current fiscal year versus the prior year.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the year ended September 30, 2013 and 2012:

	For the Year ended,
	September 30, 2013	% of Total	September 30, 2012	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,857	100%	$1,720	100%	$137	8%
Service and System Integration	—	—	—	—	—	—
Total	$1,857	100%	$1,720	100%	$137	8%

The $0.1 million increase in engineering and development expenses displayed above was due to higher engineering consulting expenditures in connection with the development of the next generation of MultiComputer products in the Systems segment.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the years ended September 30, 2013 and 2012:

	For the Year ended,
	September 30, 2013	% of Total	September 30, 2012	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$4,037	25%	$5,515	35%	$(1,478)	(27)%
Service and System Integration	11,988	75%	10,332	65%	1,656	16%
Total	$16,025	100%	$15,847	100%	$178	1%

SG&A expenses increased in the Service and System Integration segment by approximately $1.7 million when comparing the fiscal year ended September 30, 2013 versus the prior year. This increase was due primarily to higher commissions and other incentive compensation expense which increased by approximately $0.7 million, due to the higher gross profit, and operating profit in the segment, higher salary expenses for additional headcount and promotions of approximately $0.9 million.
The decrease in SG&A expense in the Systems segment was due in large part to a non-recurring reduction in the cash surrender value of officer life insurance of approximately $0.9 million, related to a policy on our former chief executive, who died in fiscal 2012. In addition, retirement expense was lower by approximately $0.4 million and bonus expense was lower by approximately $0.5 million the year ended September 30, 2013, versus the prior year. The reductions in expenses were partially offset by higher legal expenses of approximately $0.3 million in connection with a proxy challenge during the year ended September 30, 2013.

Proceeds from officer life insurance settlement

In fiscal year 2012, we recognized approximately $2.1 million for the settlement from a life insurance policy for our former chief executive officer, who died during fiscal 2012. No such settlements occurred during for the fiscal year ended September 30, 2013.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2013 and 2012:

	For the Year ended,
	September 30, 2013	September 30, 2012	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(86)	$(85)	$(1)
Interest income	32	44	(12)
Foreign exchange gain (loss)	(18)	(60)	42
Other income (expense), net	60	1	59
Total other expense, net	$(12)	$(100)	$88

Other income (expense), net, for the years ended September 30, 2013 and 2012 was not significant nor was the change from the prior year to the current year.

Income Taxes

The Company recorded an income tax expense of approximately $0.3 million, which reflected an effective tax expense rate of 47% for the year ended September 30, 2013, compared to income tax benefit of approximately $1.7 million for the year ended September 30, 2012, which reflected an effective tax benefit rate of 36%.
As of September 30, 2013, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the Service and Systems Integration segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2013, we have concluded that our US deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence such as cumulative losses is present.

We realized a tax benefit for the year ended September 30, 2012, despite the fact that we had positive earnings before taxes for the year. This was because we reversed the U.S. valuation allowance of $3.0 million on our deferred tax assets, which had been accumulated over the past several years, resulting in this overall tax benefit. The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance. In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. In prior years, we recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because our inability to project future profitability beyond fiscal year 2012 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $1.9 million to $18.6 million as of September 30, 2013 from $20.5 million as of September 30, 2012. At September 30, 2013, cash equivalents consisted of money market funds which totaled $3.5 million.

Significant sources of cash for the year ended September 30, 2013 included net income of approximately $0.4 million, depreciation and amortization of approximately $0.4 million, decrease in officer life insurance settlement receivable of approximately $2.2 million, a decrease in inventories of approximately $1.4 million, and a decrease in other assets of approximately $0.3 million.  Significant uses of cash included a decrease in accounts payable and accrued expenses of approximately $3.3 million, payment of dividends of approximately $1.4 million, an increase in accounts receivable of approximately $1.1 million and purchases of property and equipment of $0.9 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.6 million as of September 30, 2013 and $9.8 million as of September 30, 2012. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASC") Section 985-605-25 Software - Revenue Recognition ("FASC 985-605-25"). When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period. In accordance with FASC 985-605-25, for tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality. If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance is followed.

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
The Company follows Sections 605-25 Revenue Recognition - Multiple Element Arrangements ("FASC 605-25"). FASC 605-25 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.

Description of multiple-deliverable arrangements and Software Elements
In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped. In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case. In accordance with FASC 605-25, we evaluate whether we can determine Vendor Specific Objective Evidence ("VSOE") or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements. Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.
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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by FASC 605-45 Principal Agent Considerations. We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2013. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2013. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2013. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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
Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2013 or 2012. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, the Company's chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2013.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc.1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan and 2007 Stock Incentive Plan. In fiscal 2013 and 2012, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2013 regarding the total number of securities outstanding under these stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and non-vested shares issued	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	262,393	$3.10	184,033

(1)	Includes 154,717 non-vested shares issued.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2013.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2013.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013 and 2012.

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No..

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A
10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B
10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.10*	2013 Variable Compensation (Executive Bonus) and Base Programs dated November 8, 2012	X
10.11*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013	X
10.12*	Form of Change of Control Agreement with Gary W. Levine, Walter Pastucha and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.13*	Form of Change of Control Agreement with Robert A. Stellato, Andrew Shieh, Robert Gove, Peter Haebler, Kevin Magee and Stephen Pfeil each dated January 11, 2008		10-K	December 22, 2009	10.11
10.14*	Employment Agreement with Victor Dellovo dated April 11, 2003		10-K	December 22, 2009	10.11
21.1	Subsidiaries	X
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

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

Date: December 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 24, 2013
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 24, 2013
Gary W. Levine
/s/Robert A. Stellato	Vice President of Finance (Chief Accounting Officer)	December 24, 2013
Robert A. Stellato
/s/ J. David Lyons	Director	December 24, 2013
J. David Lyons
/s/ C. Shelton James	Director	December 24, 2013
C. Shelton James
/s/ Robert M. Williams	Director	December 24, 2013
Robert M. Williams
/s/ Raymond Charles Blackmon	Director	December 24, 2013
Raymond Charles Blackmon
/s/ Marilyn T. Smith	Director	December 24, 2013
Marilyn T. Smith
/s/ Robert Bunnett	Director	December 24, 2013
Robert Bunnett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
December 24, 2013

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,619	$20,493
Accounts receivable, net of allowances of $242 and $243	13,529	12,145
Officer life insurance settlement receivable	—	2,172
Inventories	4,791	6,276
Refundable income taxes	624	121
Deferred income taxes	1,313	1,284
Other current assets	2,042	2,215
Total current assets	40,918	44,706
Property, equipment and improvements, net	1,420	991

Other assets:
Intangibles, net	410	492
Deferred income taxes	1,771	2,373
Cash surrender value of life insurance	2,481	2,181
Other assets	225	323
Total other assets	4,887	5,369
Total assets	$47,225	$51,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,503	$13,574
Deferred revenue	3,816	3,693
Pension and retirement plans	746	717
Income taxes payable	60	184
Total current liabilities	15,125	18,168
Pension and retirement plans	8,660	9,431
Deferred income taxes	—	—
Other long term liabilities	405	426
Total liabilities	24,190	28,025

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,496 and 3,399 shares, respectively	35	34
Additional paid-in capital	11,137	10,875
Retained earnings	17,728	18,744
Accumulated other comprehensive loss	(5,865)	(6,612)
Total shareholders’ equity	23,035	23,041
Total liabilities and shareholders’ equity	$47,225	$51,066

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the year ended
	September 30, 2013	September 30, 2012
Sales:
Product	$65,844	$59,583
Services	21,775	25,224
Total sales	87,619	84,807

Cost of sales:
Product	54,023	50,226
Services	15,013	14,160
Total cost of sales	69,036	64,386

Gross profit	18,583	20,421

Operating expenses:
Engineering and development	1,857	1,720
Selling, general and administrative	16,025	15,847
Total operating expenses	17,882	17,567
Income from proceeds of officer life insurance settlement	—	2,115
Operating income	701	4,969

Other (expense):
Foreign exchange (loss)	(18)	(59)
Other (expense), net	6	(41)
Total other (expense), net	(12)	(100)
Income before income taxes	689	4,869
Income tax expense (benefit)	321	(1,740)
Net income	$368	$6,609
Net income attributable to common stockholders	$361	$6,496
Net income per share – basic	$0.11	$1.93
Weighted average shares outstanding – basic	3,389	3,362
Net income per share – diluted	$0.10	$1.91
Weighted average shares outstanding – diluted	3,441	3,405

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the year ended
	September 30, 2013	September 30, 2012

Net income	$368	$6,609
Other comprehensive income (loss):
Unrealized actuarial gain (loss) on minimum pension liability	630	(664)
Foreign currency translation gain (loss)	117	(45)
Other comprehensive income (loss)	747	(709)
Total comprehensive income	$1,115	$5,900

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2013:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2011	3,417	$34	$10,880	$12,885	$(5,903)	$17,896
Comprehensive loss:
Net income	—	—	—	$6,609	—	6,609
Other comprehensive loss	—	—	—	—	(709)	(709)
Stock-based compensation	—	—	17	—	—	17
Purchase of common stock	(28)	—	(97)			(97)
Restricted stock shares issued	10	—	75	—	—	75
Cash dividends on common stock ($0.22 per share)				(750)		(750)
Balance as of September 30, 2012	3,399	34	10,875	18,744	(6,612)	23,041
Comprehensive income (loss):
Net income	—	—	—	368	—	368
Other comprehensive gain					747	747
Stock-based compensation	—	—	4	—	—	4
Purchase of common stock	—	—	—	—	—	—
Restricted stock issuance	56	1	144	—	—	145
Exercise of stock options	41		114			114
Cash dividends on common stock ($0.40 per share)	—	—	—	(1,384)	—	(1,384)
Balance as of September 30, 2013	3,496	$35	$11,137	$17,728	$(5,865)	$23,035
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$368	$6,609
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	438	378
Amortization of intangibles	82	82
Loss on disposal of fixed assets, net	(3)	—
Foreign exchange loss	18	59
Non-cash changes in accounts receivable	(2)	(54)
Non-cash changes in inventory	63	210
Stock-based compensation expense on stock options and restricted stock awards	149	92
Deferred income taxes	600	(2,855)
Increase (decrease) in cash surrender value of life insurance	(100)	881
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,135)	825
(Increase) decrease in officer life insurance settlement receivable	2,172	(2,172)
Decrease in inventories	1,436	286
(Increase) decrease in refundable income taxes	(496)	101
(Increase) decrease in other assets	347	(652)
Increase (decrease) in accounts payable and accrued expenses	(3,250)	1,604
Increase (decrease) in deferred revenue	(7)	824
Decrease in pension and retirement plans liability	(304)	(116)
Increase (decrease) in income taxes payable	(127)	63
Increase (decrease) in other long term liabilities	(22)	141
Net cash provided by operating activities	227	6,306

Cash flows from investing activities:
Life insurance premiums paid	(200)	(143)
Proceeds from the sale of fixed assets	17	—
Purchases of property, equipment and improvements	(858)	(551)
Net cash used in investing activities	(1,041)	(694)

Cash flows from financing activities:
Dividends paid	(1,384)	(750)
Proceeds from issuance of shares under employee stock purchase plan	114	—
Purchase of common stock	—	(97)
Net cash used in financing activities	(1,270)	(847)
Effects of exchange rate on cash	210	(146)
Net increase (decrease) in cash and cash equivalents	(1,874)	4,619
Cash and cash equivalents, beginning of period	20,493	15,874
Cash and cash equivalents, end of period	$18,619	$20,493

Supplementary cash flow information:
Cash paid for income taxes	$434	$1,056
Cash paid for interest	$85	$85
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

Research and Development Expense

For the year ended September 30, 2013, our expenses for research and development were approximately $1.9 million compared to approximately $1.7 million for fiscal year 2012. Expenditures for research and development are expensed as they are incurred.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2013. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2013. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2013. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASC") Section 985-605-25 Software - Revenue Reecognition ("FASC 985-605-25"). When delivery of services accompany software sales, and vendor specific objective evidence does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period. In accordance with FASC 985-605-25, for tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality. If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance is followed.

The Company also offers training, maintenance agreements and support services. The Company has established fair value on its training, maintenance and support services based on prices charged in separate sales to customers at prices established and published in its standard price lists. These prices are not discounted. Revenue from these service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 3 to 12 months, if all other revenue recognition criteria have been met. Support services provided on a time and material basis are recognized as provided if all of the revenue recognition criteria have been met for that element and the support services have been provided. Training revenue is recognized when performed.

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

The Company follows Sections 605-25 Revenue Recognition - Multiple Element Arrangements ("FASC 605-25"). FASC 605-25 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.
Description of multiple-deliverable arrangements and Software Elements
In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped. In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case. In accordance with FASC 605-25, we evaluate whether we can determine Vendor Specific Objective Evidence ("VSOE") or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements. Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.
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
Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2013	September 30, 2012
	(Amounts in thousands except per share data)
Net income	$368	$6,609
Less: Net income attributable to nonvested common stock	7	113
Net income attributable to common stockholders	$361	$6,496
Weighted average total shares outstanding - basic	3,458	3,421
Less: weighted average non-vested shares outstanding	69	59
Weighted average number of common shares outstanding - basic	3,389	3,362
Potential common shares from non-vested stock awards and the assumed exercise of stock options	52	43
Weighted average common shares outstanding - diluted	3,441	3,405
Net income per share - basic	$0.11	$1.93
Net income per share - diluted	$0.10	$1.91
All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2013, 133 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the year ended September 30, 2012, approximately 197 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.
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

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2013 and 2012 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $149 thousand and $92 thousand, respectively.

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
Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

New Accounting Pronouncements and Tax Legislation

In July 2013, the FASB issued Accounting Standards Update 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.

ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company will adopt this standard for the quarter ending December 31, 2014. The Company has not determined what impact the adoption of this standard will have on the consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

ASU 2013-02 is effective for reporting periods beginning after December 15, 2013. The Company will adopt this standard for the quarter ending December 31, 2014. The Company has not determined what impact the adoption of this standard will have on the consolidated financial statements.

In September 2013, the Internal Revenue Service released the final tangible property regulations for Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property.  The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012.  The final regulations are effective for the Company for its tax year beginning October 1, 2014, and the Company is currently evaluating the impact of the final regulations on its consolidated financial statements.

2.         Inventories

Inventories consist of the following:

	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Raw materials	$1,587	$941
Work-in-process	404	1,407
Finished goods	2,800	3,928
Total	$4,791	$6,276

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.5 million and $1.4 million as of September 30, 2013 and September 30, 2012, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.6 million and $4.4 million as of September 30, 2013 and September 30, 2012, respectively.

3.        Accumulated Other Comprehensive Loss

 The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2011	$(2,228)	$(3,675)	$(5,903)
Change in Period	(45)	(591)	(636)
Tax effect of change in period	—	(73)	(73)
Balance as of September 30, 2012	$(2,273)	$(4,339)	$(6,612)
Change in Period	117	667	784
Tax effect of change in period	—	(37)	(37)
Balance as of September 30, 2013	$(2,156)	$(3,709)	$(5,865)

The changes in the minimum pension liability are net of amortization of net gain of $18 thousand in 2013 and net loss of $182 thousand in 2012 included in net periodic pension cost.

4.	Income Taxes
 The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	For the Years Ended September 30,
	2013	2012
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$809	$4,382
Foreign	(120)	487
	$689	$4,869
Income tax expense (benefit):
Current:
Federal	$(308)	$1,088
State	62	58
Foreign	(3)	40
	(249)	1,186
Deferred:
Federal	601	(2,734)
State	(41)	(274)
Foreign	10	82
	570	(2,926)
	$321	$(1,740)

 As of September 30, 2013, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the Service and Systems Integration segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2013, we have concluded that our US deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

We realized a tax benefit for the year ended September 30, 2012, despite the fact that we had positive earnings before taxes for the year. This was because we reversed the U.S. valuation allowance of $3.0 million on our deferred tax assets, which had been accumulated over the past several years, resulting in this overall tax benefit. The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance. In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. In prior years, we recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because our inability to project future profitability beyond fiscal year 2012 in the U.S. and cumulative losses incurred in recent years in the United Kingdom represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

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

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	For the Years Ended September 30,
	2013		2012
	(Dollar amounts in thousands)
Computed “expected” tax expense	$234	34.0%	$1,656	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	1	0.3%	(236)	(4.9)%
Foreign operations	40	5.8%	(176)	(3.6)%
Change in valuation allowance	—	—%	(2,762)	(56.8)%
Permanent differences	(22)	(3.2)%	(388)	(8.0)%
Stock-based compensation	158	22.9%	4	0.1%
Foreign net operating loss	(15)	(2.2)%	107	2.2%
Uncertain tax liability adjustment	(61)	(8.9)%	37	0.8%
Research & Development Credit	(50)	(7.3)%	—	—%
Other items	36	5.2%	18	0.4%
Income tax expense (benefit)	$321	46.6%	$(1,740)	(35.8)%

For the years ended September 30, 2013 and 2012, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Deferred tax assets:
Pension	$1,539	$1,911
Goodwill	606	723
Other reserves and accruals	498	625
Inventory reserves and other	703	713
State credits, net of federal benefit	34	79
Federal and state net operating loss carryforwards	45	30
Foreign net operating loss carryforwards	1,804	1,815
Foreign tax credits	7	7
Depreciation and amortization	109	61
Gross deferred tax assets	5,345	5,964
Less: valuation allowance	(2,261)	(2,307)
Realizable deferred tax asset	3,084	3,657
Gross deferred tax liabilities	—	—
Net deferred tax assets	$3,084	$3,657

The deferred tax valuation allowance decreased by approximately $50 thousand, as shown above. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2013 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2013 and 2012, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $1.2 million which are available to offset future taxable income through 2030.

As of September 30, 2013, the Company had U.K. net operating loss carryforwards of approximately $8.9 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.3 million and $3.4 million at September 30, 2013 and 2012, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2013, the total amount of uncertain tax liabilities was $0.6 million, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012
	(Amounts in thousands)
Balance, beginning of year	$611	$472
Increases in tax positions in the current year	39	104
Settlements	(105)	—
Lapse in statute of limitations	—	(2)
Accrued penalties and interest	44	37
Balance, end of period	$589	$611

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2010 through 2013, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

5.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Leasehold improvements	$370	$370
Equipment	8,009	7,178
Automobiles	67	118
	8,446	7,666
Less accumulated depreciation and amortization	(7,026)	(6,675)
Property, equipment and improvements, net	$1,420	$991

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $438 thousand and $378 thousand for the years ended September 30, 2013 and 2012, respectively.

6.    Acquired Intangible Assets

As of September 30, 2013 and 2012, intangible assets are as follows:

	September 30, 2013				September 30, 2012
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	5 years	$820	$410	$410	6 years	$820	$328	$492
Non-Compete agreements	—	93	93	—	—	93	93	—
Total	5 years	$913	$503	$410	6 years	$913	$421	$492
Amortization expense on these intangible assets was $82 thousand and $82 thousand for fiscal 2013 and 2012, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2014	$82
2015	82
2016	82
2017	82
2018	82
Total	$410

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2013	2012
	(Amounts in thousands)
Accounts payable	$6,940	$9,458
Commissions	209	225
Compensation and fringe benefits	2,202	2,593
Professional fees and shareholders' reporting costs	450	572
Taxes, other than income	316	316
Warranty	109	146
Current portion of capital lease	—	13
Other	277	251
	$10,503	$13,574

8.    Stock Options and Awards

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. As of September 30, 2013, there were 76,750 shares available to be granted under the 2003 Plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2013, there were 107,283 shares available to be granted under the 2007 Plan. In 2003, the Company issued non-qualified stock options to non-officer employees hired as part of an acquisition. These options were granted at their fair value on the date of grant. These options vested over a period of four years and expire ten years from the date of grant. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 184,033 as of September 30, 2013.

Options issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal 2011, 2012 and 2013, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2013 and 2012 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $149 thousand and $92 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Year ended
	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Cost of sales	$1	$—
Engineering and development	4	5
Selling, general and administrative	144	87
Total	$149	$92

For the year ended September 30, 2013, the Company granted 7,500 nonvested shares to certain key employees, 36,000 nonvested shares to certain officers, which includes 30,000 shares granted to the Chief Executive Officer and 13,750 nonvested shares to its non-employee directors. For the year ended September 30, 2012, the Company granted 1,750 stock options to certain key employees, 28,000 nonvested shares to certain officers including its Chief Executive Officer and 10,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the year ended September 30, 2013 were non-vested stock awards. The table below summarizes the assumptions used to value the options that were issued for fiscal year 2012:

	Year ended
	September 30, 2013	September 30, 2012
Expected volatility	—%	52%
Expected dividend yield	—%	2.92%
Risk-free interest rate	—%	1.32%
Expected term (in years)	0.00	7.25

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

The expected terms of employee stock options represent weighted-average periods that the stock options are expected to remain outstanding. They are based upon the historical average of the actual terms that stock options were outstanding, or are expected to be outstanding. Management believes this historical data is representative of the expected term of options granted for the years ended September 30, 2013 and 2012.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2013 and 2012 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2013.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2011	245,425	$7.13	—	—
Granted	1,750	$3.43	—	—
Expired	(750)	$4.79	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2012	246,425	$7.11	—	—
Granted	—	—	—	—
Expired	(97,500)	$8.46	—	—
Forfeited	—	—	—	—
Exercised	(41,249)	2.77	—	—
Outstanding at September 30, 2013	107,676	$7.56	2.89 Years	$88
Exercisable at September 30, 2013	104,925	$7.67	2.77 Years	$78
Vested and expected to vest at September 30, 2013	107,676	$7.56	2.89 Years	$88

There were no stock options granted in the year ended September 30, 2013. The weighted average grant date fair value of stock options granted during the year ended September 30, 2012 was $3.43. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2013 was $218 thousand. There were no stock options exercised in fiscal 2012.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2011	55,849	$3.86	—	—
Activity in 2012:
Granted	38,000	$3.56	—	—
Vested	(27,766)	$3.87	—	—
Forfeited	(29,333)	—	—	—
Nonvested shares outstanding at September 30, 2012	36,750	$3.68	—	—
Activity in 2013:
Granted	57,250	$5.80	—	—
Vested	(18,000)	$3.79	—	—
Forfeited	(2,500)	6.63	—	—
Nonvested shares outstanding at September 30, 2013	73,500	$5.21	2.18 Years	$520
Vested at September 30, 2013	81,217	$3.67	0.26 Years	$574
Vested and expected to vest at September 30, 2013	154,717	$4.40	1.17 Years	$1,094

As of September 30, 2013 there was $267 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested stock awards) granted under the company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.27 years. The total fair value of shares vested during the years ended September 30, 2013 and 2012 was $76 thousand and $141 thousand, respectively.

9.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2013. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2013. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.8 million and $1.8 million as of September 30, 2013 and 2012, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2013	2012	2013	2012
Discount rate:	5.00%	4.00%	4.40%	4.05%
Expected return on plan assets:	—%	—%	4.80%	4.70%
Rate of compensation increase:	—%	—%	1.00%	1.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2013	2012	2013	2012
Discount rate:	4.75%	5.25%	4.05%	5.04%
Expected return on plan assets:	—%	—%	5.40%	5.40%
Rate of compensation increase:	—%	—%	1.12%	1.12%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$59	$—	$59	$61	$10	$71
Interest cost	683	64	747	708	84	792
Expected return on plan assets	(410)	—	(410)	(462)	—	(462)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	141	24	165	82	30	112
Net periodic benefit cost	$473	$88	$561	$389	$124	$513
Post Retirement:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	35	35	—	71	71
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	(183)	(183)	—	70	70
Net periodic benefit cost	$—	$(148)	$(148)	$—	$141	$141
Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(688)	$(104)	$(792)	$1,367	$(14)	$1,353
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	127	127	—	(762)	(762)
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(688)	$23	$(665)	$1,367	$(776)	$591

The following table presents an analysis of the changes in 2013 and 2012 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$16,575	$1,605	$18,180	$14,107	$1,759	$15,866
Service cost	59	—	59	61	10	71
Interest cost	683	64	747	708	84	792
Changes in actuarial assumptions	(508)	(76)	(584)	1,863	13	1,876
Foreign exchange impact	235	—	235	271	—	271
Benefits paid	(393)	(222)	(615)	(435)	(261)	(696)
Projected benefit obligation at end of year	$16,651	$1,371	$18,022	$16,575	$1,605	$18,180
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,914	$—	$8,914	$7,598	$—	$7,598
Actual gain (loss) on plan assets	475	—	475	1,004	—	1,004
Company contributions	451	222	673	441	261	702
Foreign exchange impact	26	—	26	306	—	306
Benefits paid	(393)	(222)	(615)	(435)	(261)	(696)
Fair value of plan assets at end of year	$9,473	$—	$9,473	$8,914	—	$8,914
Funded status	$(7,178)	$(1,371)	$(8,549)	$(7,661)	$(1,605)	$(9,266)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(7,178)	$(1,371)	$(8,549)	$(7,661)	$(1,605)	$(9,266)
Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$882	$882	$—	$1,498	$1,498
Service cost	—	—	—	—	—	—
Interest cost	—	35	35	—	71	71
Changes in actuarial assumptions	—	(60)	(60)	—	—	—
Foreign exchange impact	—	—	—	—	(687)	(687)
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$857	$857	$—	$882	$882
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(857)	$(857)	$—	$(882)	$(882)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(857)	$(857)	$—	$(882)	$(882)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(7,178)	$(1,371)	$(8,549)	$(7,661)	$(1,605)	$(9,266)
Deferred tax	(188)	29	(159)	(233)	6	(227)
Accumulated other comprehensive income	3,895	1	3,896	4,540	82	4,622
Net amount recognized	$(3,471)	$(1,341)	$(4,812)	$(3,354)	$(1,517)	$(4,871)
Post Retirement:
Accrued benefit liability	$—	$(857)	$(857)	$—	$(882)	$(882)
Deferred tax	—	239	239	—	269	269
Accumulated other comprehensive income	—	(186)	(186)	—	(283)	(283)
Net amount recognized	$—	$(804)	$(804)	$—	$(896)	$(896)
Total pension and post retirement:
Accrued benefit liability	$(7,178)	$(2,228)	$(9,406)	$(7,661)	$(2,487)	$(10,148)
Deferred tax	(188)	268	80	(233)	275	42
Accumulated other comprehensive income	3,895	(185)	3,710	4,540	(201)	4,339
Net amount recognized	$(3,471)	$(2,145)	$(5,616)	$(3,354)	$(2,413)	$(5,767)
Accumulated Benefit Obligation:
Pension	$(16,541)	$(1,371)	$(17,912)	$(16,469)	$(1,605)	$(18,074)
Post Retirement	—	(857)	(857)	—	(882)	(882)
Total accumulated benefit obligation	$(16,541)	$(2,228)	$(18,769)	$(16,469)	$(2,487)	$(18,956)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2013	2012
	(Amounts in thousands)
Current accrued benefit liability	$746	$717
Noncurrent accrued benefit liability	8,660	9,431
Total accrued benefit liability	$9,406	$10,148

As of September 30, 2013 and 2012 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $3.7 million and $4.3 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2013, is approximately $62 thousand.

Contributions

The Company expects to contribute $0.7 million to its pension plans for fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2014	$712
2015	761
2016	792
2017	786
2018	763
Thereafter	4,486

Plan Assets

At September 30, 2013, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $9.5 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2013				September 30, 2012
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
	(Thousands)
Cash on deposit	$452	452	$—	$—	$392	$392	$—	$—
Pooled Funds	9,021	—	9,021	—	8,522	—	8,522	—
Total Plan Assets	$9,473	$452	$9,021	$—	$8,914	$392	$8,522	$—

The expected long-term rates of return on plan assets are equal to the yields to maturity of appropriate indices for government and corporate bonds and by adding a premium to the government bond return for equities. The expected rate of return on cash is the Bank of England base rate in force at the effective date.

The Company uses the Net Asset Value ("NAV") to determine the fair value of the underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Fund is not exchange traded. The Fund is not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Fund. The Fund is of perpetual duration.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $185 thousand and $172 thousand for the years ended September 30, 2013 and 2012, respectively.

10.    Lines of Credit

As of September 30, 2013 and September 30, 2012, the Company maintained lines of credit notes that allow for borrowings of up to $2.5 million. Availability under these facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings range from Prime plus 1% to London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreements contain various covenants including financial covenants which require the Company to maintain various financial ratios at prescribed levels.

In addition to the terms described above, the Company maintains an inventory line of credit in connection with one of the credit lines included in the description above. The inventory line of credit may be used by the Company to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit. The amounts outstanding under the inventory line of credit as of September 30, 2013 was approximately $2.4 million and $3.1 million as of September 30, 2012. These amounts are included in accounts payable in the consolidated financial statements.

11.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next four years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2014	$789
2015	516
2016	273
2017	43
2018	—
Thereafter	—
$1,621

Occupancy expenses under the operating leases approximated $1.0 million in 2013 and $1.1 million in 2012.

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. Pursuant to such resolutions, the Company repurchased approximately 28 thousand shares of its outstanding common stock during the year ended September 30, 2012. The Company did not repurchase any shares during the year ended September 30, 2013. As of September 30, 2013 the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

12.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Years Ended September 30,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$5,483	$8,666	$581	$51,114	$60,361	$65,844
Service	1,517	14,975	1,409	3,874	20,258	21,775
Total sales	7,000	23,641	1,990	54,988	80,619	87,619
Profit from operations	(1,603)	154	(141)	2,291	2,304	701
Assets	15,377	13,094	3,170	15,584	31,848	47,225
Capital expenditures	340	232	8	278	518	858
Depreciation and amortization	155	183	13	169	365	520

2012
Sales:
Product	$4,214	$16,846	$1,484	$37,039	$55,369	$59,583
Service	6,927	13,730	1,434	3,133	18,297	25,224
Total sales	11,141	30,576	2,918	40,172	73,666	84,807
Profit (loss) from operations	3,230	598	57	1,084	1,739	4,969
Assets	18,451	14,058	3,504	15,053	32,615	51,066
Capital expenditures	222	197	27	105	329	551
Depreciation and amortization	111	167	26	156	349	460

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2013 and 2012. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2013	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
Systems	$4,031	$12	$2,957	$7,000	8%
Service and System Integration	55,085	25,500	34	80,619	92%
Total	$59,116	$25,512	$2,991	$87,619	100%
% of Total	68%	29%	3%	100%
2012
Systems	$7,584	$—	$3,557	$11,141	13%
Service and System Integration	39,579	34,053	34	73,666	87%
Total	$47,163	$34,053	$3,591	$84,807	100%
% of Total	56%	40%	4%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	(Amounts in thousands)
North America	$1,287	$994
Europe	543	489
Totals	$1,830	$1,483

Deferred tax assets by geographic location at September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	(Amounts in thousands)
North America	$2,553	$3,106
Europe	531	551
Totals	$3,084	$3,657

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2013 and 2012.

	For the year ended
	September 30, 2013		September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$15.7	18%	$12.6	15%
Customer B	$13.4	15%	$14.7	17%
Customer C	$10.5	12%	$2.6	3%

13.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of September 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,503	$—	$—	$3,503
Total assets measured at fair value	$3,503	$—	$—	$3,503

	As of September 30, 2012
	(Amounts in thousands)
Assets:
Money Market funds	$3,498	$—	$—	$3,498
Total assets measured at fair value	$3,498	$—	$—	$3,498

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of September 30, 2013 or September 30, 2012. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2013 or September 30, 2012.

14.    Dividend

On January 12, 2012, our Board of Directors declared a cash dividend of $0.10 per share which was paid on February 3, 2012 to stockholders of record as of January 27, 2012, the record date. On August 7, 2012, our board of directors declared a cash dividend of $0.12 per share which was paid on August 31, 2012 to stockholders of record as of August 23, 2012, the record date.

On December 10, 2012, our board of directors declared a cash dividend of $0.20 per share payable on December 28, 2012 to stockholders of record as of December 20, 2012, the record date. On May 8, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on June 3, 2013 to stockholders of record as of May 24, 2013, the record date. On August 7, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on August 30, 2013 to stockholders of record as of August 21, 2013, the record date.

On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share payable on January 7, 2014 to stockholders of record as of December 27, 2013, the record date.

15.    Subsequent Events

The Company has evaluated subsequent events through the date of this filing.
On November 4, 2013, the Company purchased the assets of Myricom, Inc. (“Myricom”), a manufacturer of high performance interconnect computing devices and software. The Company paid $0.5 million in cash in exchange for the assets that were acquired in the transaction. The Myricom purchase price allocation has not yet been finalized due to the timing of the closing of the acquisition. The final determination of fair value for assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained.