Form 10-Q
period 2013-12-31
CSP INC /MA/
filed 2014-02-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 12, 2014, the registrant had 3,571,041 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,942	$18,619
Accounts receivable, net of allowances of $292 and $242	16,963	13,529
Inventories	6,599	4,791
Refundable income taxes	565	624
Deferred income taxes	1,350	1,313
Other current assets	2,852	2,042
Total current assets	42,271	40,918
Property, equipment and improvements, net	1,510	1,420

Other assets:
Intangibles, net	642	410
Deferred income taxes	1,779	1,771
Cash surrender value of life insurance	2,520	2,481
Other assets	156	225
Total other assets	5,097	4,887
Total assets	$48,878	$47,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,942	$10,503
Deferred revenue	3,548	3,816
Pension and retirement plans	757	746
Deferred income taxes	149	—
Income taxes payable	—	60
Total current liabilities	16,396	15,125
Pension and retirement plans	8,714	8,660
Deferred income taxes	103	—
Other long term liabilities	415	405
Total liabilities	25,628	24,190

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,571 and 3,496 shares, respectively	36	35
Additional paid-in capital	11,212	11,137
Retained earnings	17,717	17,728
Accumulated other comprehensive loss	(5,715)	(5,865)
Total shareholders’ equity	23,250	23,035
Total liabilities and shareholders’ equity	$48,878	$47,225
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2013	December 31, 2012
Sales:
Product	$14,749	$15,305
Services	6,583	5,565
Total sales	21,332	20,870

Cost of sales:
Product	12,583	13,224
Services	4,078	3,469
Amortization of inventory step-up and intangibles	138	—
Total cost of sales	16,799	16,693

Gross profit	4,533	4,177

Operating expenses:
Engineering and development	635	444
Selling, general and administrative	4,020	3,560
Total operating expenses	4,655	4,004

Bargain purchase gain on acquisition	462	—

Operating income	340	173

Other income (expense):
Foreign exchange gain (loss)	(26)	13
Other income (expense), net	—	46
Total other income (expense), net	(26)	59
Income before income taxes	314	232
Income tax expense (benefit)	(32)	117
Net income	$346	$115
Net income attributable to common stockholders	$335	$113
Net income per share – basic	$0.10	$0.03
Weighted average shares outstanding – basic	3,431	3,363
Net income per share – diluted	$0.10	$0.03
Weighted average shares outstanding – diluted	3,474	3,407

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended
	December 31, 2013	December 31, 2012

Net income	$346	$115
Other comprehensive income:
Foreign currency translation gain adjustments	150	56
Other comprehensive income	150	56
Total comprehensive income	$496	$171

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three Months Ended December 31, 2013:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2013	3,496	$35	$11,137	$17,728	$(5,865)	$23,035
Net income	—	—	—	346	—	346
Other comprehensive income	—	—	—	—	150	150
Exercise of stock options	1	—	6	—	—	6
Stock-based compensation	—	—	69	—	—	69
Restricted stock issuance	74	1	—	—	—	1
Cash dividends on common stock ($0.10 per share)	—	—	—	(357)	—	(357)
Balance as of December 31, 2013	3,571	$36	$11,212	$17,717	$(5,715)	$23,250

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$346	$115
Adjustments to reconcile net income to net cash used in operating activities:
Bargain purchase gain	(462)	—
Depreciation and amortization	210	102
Amortization of intangibles	29	21
Gain on sale of fixed assets, net	—	(17)
Foreign exchange (gain) loss	26	(13)
Non-cash changes in accounts receivable	50	(49)
Non-cash changes in inventory	75	12
Stock-based compensation expense on stock options and restricted stock awards	69	30
Deferred income taxes	(160)	(42)
Increase in cash surrender value of life insurance	(37)	(26)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,366)	(4,101)
Decrease in officer life insurance receivable	—	2,172
(Increase) decrease in inventories	(835)	561
(Increase) decrease in refundable income taxes	62	16
Increase in other current assets	(655)	(691)
(Increase) decrease in other assets	69	(135)
Increase in accounts payable and accrued expenses	1,289	150
Decrease in deferred revenue	(309)	(28)
Decrease in pension and retirement plans liability	(71)	(66)
Decrease in income taxes payable	(60)	(134)
Increase in other long term liabilities	10	10
Net cash used in operating activities	(3,720)	(2,113)
Cash flows from investing activities:
Life insurance premiums paid	(2)	(2)
Proceeds from the sale of fixed assets	—	17
Cash paid to acquire business	(500)	—
Purchases of property, equipment and improvements	(273)	(135)
Net cash used in investing activities	(775)	(120)
Cash flows from financing activities:
Dividends accrued	(357)	(689)
Proceeds from issuance of shares from exercise of employee stock options	6	—
Net cash used in financing activities	(351)	(689)
Effects of exchange rate on cash	169	144
Net decrease in cash and cash equivalents	(4,677)	(2,778)
Cash and cash equivalents, beginning of period	18,619	20,493
Cash and cash equivalents, end of period	$13,942	$17,715
Supplementary cash flow information:
Cash paid for income taxes	$89	$303
Cash paid for interest	$85	$85
Non-cash acquisition of assets	$1,214	$—
Non-cash accrual of dividend payable	$357	$—
 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

1.         Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

3.  Acquired Business

On November 4, 2013 the Company acquired substantially all of the assets of Myricom, Inc.  Myricom has been integrated into the Systems business segment.  Prior to our acquisition, Myricom was a manufacturer of high performance interconnect computing devices and software.  The Company acquired Myricom in order to obtain (i) Myricom’s interconnect technology, which is critical to our latest MultiComputer products and (ii) a strong base of new customers in commercial growth markets.  The Company also retained key Myricom technical personnel.  Myricom was a key supplier to CSPI’s MultiComputer Division.  Its interconnect technology is an important component of the latest generation MultiComputer products that we currently supply to our customers.

Although Myricom was an established business, prior to our acquisition it had previously sold off a significant portion of its business and was faced with the likelihood of having to shut down operations if it could not find a buyer to purchase its remaining assets.  This was because the revenue that Myricom was able to generate from these remaining assets was not sufficient to support its cost structure so as to enable Myricom to operate at a profit.  These factors contributed to a purchase price that resulted in the recognition of a bargain purchase gain.  The Company paid total cash consideration of approximately $0.5 million to acquire substantially all of the assets of Myricom and incurred approximately $0.1 million for the assumption of certain other liabilities.  The purchase of Myricom resulted in the recognition of a bargain purchase price of approximately $0.5 million.  The bargain purchase price gain is shown net of the federal and state tax effect.

The purchase price was allocated as follows:

(Amounts in Thousands)
Inventory	$1,030
Property & equipment	17
Intangibles	260
Gross assets acquired	1,307
Product warranty liability assumed	(93)
Net assets acquired	1,214
Less: asset purchase price	500
Bargain purchase gain before tax	714
Deferred tax on bargain purchase gain	(252)
Bargain purchase gain, net of tax effect	$462

Management's estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted. The purchase price allocation from which the inventory, property and intangible assets were derived has not been finalized. The preliminary allocation of the purchase price for accounting purposes was based upon preliminary estimates and assumptions that are subject to change upon the finalization of the valuations.

The results of operations of Myricom for the period November 4 - December 31, 2013, are included in the Company’s consolidated statement of operations for the three months ended December 31, 2013.

The following proforma condensed combined financial information gives effect to the acquisition of Myricom as if it were consummated on October 1, 2012 (the beginning of the comparable prior reporting period), and includes proforma adjustments related to the bargain purchase gain, amortization of inventory step-up and acquired intangible assets. The proforma condensed combined financial information is presented for informational purposes only. The proforma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on October 1, 2012 and should not be taken as representative of future results of operations of the combined company.
The following table presents the proforma condensed combined financial information (in thousands, except per share amounts):

	For the three months ended
	December 31, 2013	December 31, 2012
	(Amounts in thousands except per share data)
Revenue	$21,951	$22,747
Net income (loss)	$35	$(834)
Net income (loss) per share – basic	$0.01	$(0.24)
Net income (loss) per share – diluted	$0.01	$(0.24)

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2013	December 31, 2012
	(Amounts in thousands except per share data)
Net income	$346	$115
Less: Net income attributable to nonvested common stock	11	2
Net income attributable to common stockholders	$335	$113

Weighted average total shares outstanding – basic	3,545	3,426
Less: weighted average non-vested shares outstanding	114	63
Weighted average number of common shares outstanding – basic	3,431	3,363
Potential common shares from non-vested stock awards and the assumed exercise of stock options	43	44
Weighted average common shares outstanding – diluted	3,474	3,407

Net income per share – basic	$0.10	$0.03
Net income per share – diluted	$0.10	$0.03

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended December 31, 2013 and 2012, 49,000 and 197,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.

5.         Inventories

Inventories consist of the following:

	December 31, 2013	September 30, 2013
	(Amounts in thousands)
Raw materials	$2,379	$1,587
Work-in-process	1,204	404
Finished goods	3,016	2,800
Total	$6,599	$4,791

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.3 million and $0.5 million as of December 31, 2013 and September 30, 2013, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.6 million as of December 31, 2013 and September 30, 2013, respectively.

6.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	December 31, 2013	September 30, 2013
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,006)	$(2,156)
Additional minimum pension liability	(3,709)	(3,709)
Accumulated other comprehensive loss	$(5,715)	$(5,865)

7.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2013 and for the three months ended December 31, 2013.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2013			2012
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$11	$—	$11	$15	$—	$15
Interest cost	190	17	207	173	16	189
Expected return on plan assets	(115)	—	(115)	(104)	—	(104)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	23	(2)	21	36	6	42
Net periodic benefit cost	$109	$15	$124	$120	$22	$142

Post Retirement:
Service cost	$—	$3	$3	$—	$—	$—
Interest cost	—	11	11	—	9	9
Amortization of net gain	—	(36)	(36)	—	(46)	(46)
Net periodic benefit cost	$—	$(22)	$(22)	$—	$(37)	$(37)

8.        Segment Information

The following table presents certain operating segment information.

		Service and System Integration Segment
For the Three Months Ended December 31,	Systems Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2013
Sales:
Product	$1,006	$1,401	$647	$11,695	$13,743	$14,749
Service	1,283	4,188	328	784	5,300	6,583
Total sales	2,289	5,589	975	12,479	19,043	21,332
Profit (loss) from operations	142	(81)	31	248	198	340
Assets	15,304	13,134	3,379	17,061	33,574	48,878
Capital expenditures	61	87	23	102	212	273
Depreciation and amortization	52	46	4	137	187	239

2012
Sales:
Product	$96	$2,064	$154	$12,991	$15,209	$15,305
Service	957	3,204	302	1,102	4,608	5,565
Total sales	1,053	5,268	456	14,093	19,817	20,870
Profit (loss) from operations	(373)	(147)	—	693	546	173
Assets	16,914	13,527	3,524	16,849	33,900	50,814
Capital expenditures	41	55	3	36	94	135
Depreciation and amortization	37	42	5	39	86	123

Profit (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three-month periods ended December 31, 2013, and 2012.

	For the three months ended,
	December 31, 2013		December 31, 2012
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$6.1	29%	$5.1	24%
Customer B	$3.3	15%	$2.6	12%

9.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of December 31, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$1,255	$—	$—	$1,255
Total assets measured at fair value	$1,255	$—	$—	$1,255

	As of September 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,503	$—	$—	$3,503
Total assets measured at fair value	$3,503	$—	$—	$3,503

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of December 31, 2013 or September 30, 2013. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2013 or September 30, 2013.

10.    Dividend
On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to stockholders of record as of December 27, 2013, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2013 Results of Operations

Overview:

 Revenue increased by approximately $0.5 million, or 2%, to $21.3 million for the three months ended December 31, 2013 versus $20.9 million for the three months ended December 31, 2012. Our gross profit margin increased overall, from 20% for the three months ended December 31, 2012 to 21% for the three months ended December 31, 2013. Operating income also increased to approximately $0.3 million for the three-month period ended December 31, 2013 versus $0.2 million for the three months ended December 31, 2012. This increase in operating income was due to an increase in gross profit of approximately $0.3 million, a bargain purchase gain of $0.5 million on the acquisition of Myricom, Inc during the three months ended December 31, 2013 and was partially offset by an increase in operating expenses of approximately $0.6 million, due in large part to the operating expenses of Myricom. Net income was $0.3 million for three-month period ended December 31, 2013 versus $0.1 million for the three months ended December 31, 2012.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2013 and 2012:

	December 31, 2013	% of sales	December 31, 2012	% of sales
	(Dollar amounts in thousands)
Sales	$21,332	100%	$20,870	100%
Costs and expenses:
Cost of sales	16,799	79%	16,693	80%
Engineering and development	635	3%	444	2%
Selling, general and administrative	4,020	19%	3,560	17%
Total costs and expenses	21,454	101%	20,697	99%
Bargain purchase gain	462	2%	—	—%
Operating income	340	2%	173	1%
Other income (expense)	(26)	—%	59	—%
Income before income taxes	314	2%	232	1%
Income tax expense (benefit)	(32)	—%	117	—%
Net income	$346	2%	$115	1%

Sales

The following table details our sales by operating segment for the three months ended December 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three Months Ended December 31, 2013:
Product	$1,006	$13,743	$14,749	69%
Services	1,283	5,300	6,583	31%
Total	$2,289	$19,043	$21,332	100%
% of Total	11%	89%	100%

	Systems	Service and System Integration	Total	% of Total
For the three Months Ended December 31, 2012:
Product	$96	$15,209	$15,305	73%
Services	957	4,608	5,565	27%
Total	$1,053	$19,817	$20,870	100%
% of Total	5%	95%	100%

	Systems	Service and System Integration	Total	% increase (decrease)
Increase (Decrease)
Product	$910	$(1,466)	$(556)	(4)%
Services	326	692	1,018	18%
Total	$1,236	$(774)	$462	2%
% increase (decrease)	117%	(4)%	2%

Total revenues increased by approximately $0.5 million, or 2%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  Revenue in the Systems segment increased for the current year three- month period versus the prior year three-month period by approximately $1.2 million, while revenues in the Service and System Integration segment decreased by approximately $0.8 million.

Product revenues decreased by approximately $0.6 million, or 4%, for the three months ended December 31, 2013 compared to the comparable period of the prior fiscal year. Product revenues in the Service and System Integration segment decreased by approximately $1.5 million while in the Systems segment, product revenue increased by approximately $0.9 million for the three-month period ended December 31, 2013 versus the three month period ended December 31, 2012.

The increase in product revenues in the Systems segment of approximately $0.9 million was due substantially to revenues from the acquisition of Myricom, Inc., which the Company acquired during the three months ended December 31, 2013. Myricom revenues for the period were in excess of $0.8 million.

In the US and German divisions of the Service and System Integration segment, product sales decreased by approximately $1.3 million, and approximately $0.7 million, respectively, while in the UK division product sales increased by approximately $0.5 million.

In the US division's existing customer base, product sales in the IT Hosting and Healthcare verticals decreased by approximately $0.5 million and $1.0 million, respectively, while product sales in all other verticals combined decreased by an aggregate of approximately $0.4 million. These decreases were partially offset by new customer sales of approximately $0.6 million.

In Germany, the $0.7 million decrease in product revenue was driven by decreased sales in the division’s telecommunications vertical, while in the UK, the increase in product sales of approximately $0.5 million is attributable to the hiring of increased sales resources focused on increasing product sales in that region.

Service revenues increased by approximately $1.0 million, or 18%.  This increase was made up of an increase in the Systems segment of $0.3 million and an increase in the Service and System Integration segment of approximately $0.7 million. The increase in the Systems segment service revenue was due to higher royalty income recorded in the three months ended December 31, 2013 which was approximately $1.1 million versus $0.7 million for the three months ended December 31, 2012.

The increase in service revenues in the Service and System Integration segment was due to an increase in the German division, where service revenue increased by approximately $1.0 million, partially offset by a decrease in service revenues of approximately $0.3 million in the US division. In Germany, the increase in service sales was driven by increased service revenues in the division's telecommunications vertical. The decrease in service revenue in the US division of the segment was primarily from lower professional service project revenue of approximately $0.2 million and lower third party maintenance revenue of approximately $0.1 million for the three months ended December 31, 2013 versus the three months ended December 31, 2012.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	December 31, 2013%		December 31, 2012%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$14,444	68%	$14,942	72%	$(498)	(3)%
Europe	6,594	31%	5,743	27%	851	15%
Asia	294	1%	185	1%	109	59%
Totals	$21,332	100%	$20,870	100%	$462	2%

The decrease in Americas revenue for the three months ended December 31, 2013 versus the three months ended December 31, 2012 was primarily the result of the an overall decrease in sales to the Americas in the Service and System Integration segment where combined product and service sales to US customers decreased by an aggregate $1.3 million, while in the Systems segment, sales to US customers to the Americas increased by approximately $0.8 million, which was driven by Myricom sales to US customers of approximately $0.5 million and the royalty sales increase of approximately $0.4 million. The change in sales into Europe was from an increase of approximately $0.3 million from the Systems segment, attributable to Myricom sales and an increase in sales from the European divisions of the Service and System Integration segment of approximately $0.6 million of which $0.3 million was from favorable foreign exchange rate fluctuation in the Euro versus the US dollar.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended December 31, 2013 and 2012:

	Systems	Service and System Integration	Total	% of Total
	(Dollar amounts in thousands)
For the three Months Ended December 31, 2013:
Product	$756	$11,827	$12,583	75%
Services	47	4,031	4,078	24%
Amortization of inventory step-up and intangibles	138	—	138	1%
Total	$941	$15,858	$16,799	100%
% of Total	6%	94%	100%
% of Sales	41%	83%	79%
Gross Margins:
Product	25%	14%	15%
Services	96%	24%	38%
Total	59%	17%	21%

For the three Months Ended December 31, 2012:
Product	$17	$13,207	$13,224	79%
Services	87	3,382	3,469	21%
Amortization of inventory step-up and intangibles	—	—	—	—%
Total	$104	$16,589	$16,693	100%
% of Total	1%	99%	100%
% of Sales	10%	84%	80%
Gross Margins:
Product	82%	13%	14%
Services	91%	27%	38%
Total	90%	16%	20%

Increase (decrease)
Product	$739	$(1,380)	$(641)	(5)%
Services	$(40)	$649	$609	18%
Amortization of inventory step-up and intangibles	$138	$—	$138	—%
Total	$837	$(731)	$106	1%
% Increase (decrease)	805%	(4)%	1%
% of Sales	31%	(1)%	(1)%
Gross Margins:
Product	(57)%	1%	1%
Services	5%	(3)%	—%
Total	(31)%	1%	1%

Total cost of sales increased by approximately $0.1 million when comparing the three months ended December 31, 2013 versus the three months ended December 31, 2012.   This increase in cost of sales was due to amortization expenses in the three months ended December 31, 2013 related to a step-up in inventory value and purchased intangibles in connection with the acquisition of Myricom. The gross profit margin ("GPM") for the three months ended December 31, 2013 excluding the amortization expense was 22%. While sales increased by 2% , cost of sales increased by 1%, and would not have increased at all, had it not been for the amortization expense described herein. The more favorable GPM of 21% for the three months ended December 31, 2013 versus 20% for 2012 was attributable to a greater proportion of Systems segment revenue (11%) for the three months ended December 31, 2013 versus the three months ended December 31, 2012 (5%) and higher GPM in the Service and System Integration segment of 17% in the current year quarter versus 16% in the corresponding prior year quarter.

In the Service and System Integration segment, the overall GPM was 17% for the three months ended December 31, 2013 and 16% for the prior year three-month period. The increase in GPM in the Service and System Integration segment was due primarily to higher utilization of in-house service engineers in providing billable services and more favorable product mix in Germany.

In the Systems segment, the overall GPM decreased from 90% to 59% as shown in the table above.  This was due to two primary factors; (i) the aforementioned amortization expense negatively impacted the GPM in the segment by six percentage points (that is, without this expense, the GPM would've been 65% for the three months ended December 31, 2013), and (ii) royalty revenue, which carries a 100% GPM, made up a much lower percentage (49%) of total Systems segment revenue whereas in the prior year three-month period, royalty revenue was 71% of total Systems segment revenue.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended December 31, 2013 and 2012:

	For the three months ended,
	December 31, 2013	% of Total	December 31, 2012	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$635	100%	$444	100%	$191	43%
Service and System Integration	—	—	—	—	—	—
Total	$635	100%	$444	100%	$191	43%

The increase shown in the table above was due to engineering expenses of Myricom, which the Company acquired during the three months ended December 31, 2013.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2013 and 2012:

	For the three months ended,
	December 31, 2013	% of Total	December 31, 2012	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
Systems	$1,033	26%	$878	25%	$155	18%
Service and System Integration	2,987	74%	2,682	75%	305	11%
Total	$4,020	100%	$3,560	100%	$460	13%

SG&A expenses increased in the Systems segment due to the acquisition of Myricom. The increase in the Service and System Integration segment was due primarily from the US division of the segment due to higher compensation expense of approximately $0.1 million due to headcount increases, and approximately $0.1 million in increased bad debt expense.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2013 and 2013:

	For the three months ended,
	December 31, 2013	December 31, 2012	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	2	13	(11)
Foreign exchange gain (loss)	(26)	13	(39)
Gain on sale of fixed assets	—	17	(17)
Other income (expense), net	19	37	(18)
Total other income (expense), net	$(26)	$59	$(85)

Other income (expense), net, for the three month periods ended December 31, 2013 and 2013 was not significant.

Income Taxes

Income Tax Provision

The Company recorded an income tax benefit of approximately $32 thousand for the quarter ended December 31, 2013, reflecting an effective income tax benefit rate of 10% for the period compared to income tax expense of approximately $0.1 million for the quarter ended December 31, 2012, which reflected an effective tax rate of 50%. The tax benefit on book income for the quarter ended December 31, 2013, was because the bargain purchase gain related to the Myriom acquisition gave rise to a deferred tax charge which is netted against the gain for book purposes, as opposed to showing as income tax expense.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $4.7 million to $13.9 million as of December 31, 2013 from $18.6 million as of September 30, 2013. At December 31, 2013, cash equivalents consisted of money market funds which totaled $1.3 million.

Significant uses of cash for the three months ended December 31, 2013 included an increase in accounts receivable of approximately $3.4 million, an increase in inventories of approximately $0.8 million, a bargain purchase gain in connection with the acquisition of Myricom of approximately $0.5 million, an increase in other current assets of approximately $0.7 million, cash paid to acquire Myricom of $0.5 million and dividends of approximately $0.4 million. Significant sources of cash included net income of approximately $0.3 million and an increase in accounts payable and accrued expenses of approximately $1.3 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $5.2 million as of December 31, 2013 and $6.6 million as of September 30, 2013. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (b) our Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2013, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 14, 2014	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 14, 2014	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (b) our Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2013, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith