Form 10-Q
period 2014-03-31
CSP INC /MA/
filed 2014-05-15
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 14, 2014, the registrant had 3,588,641 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,860	$18,619
Accounts receivable, net of allowances of $309 and $242	22,418	13,529
Inventories, net	6,464	4,791
Refundable income taxes	577	624
Deferred income taxes	1,144	1,313
Other current assets	2,578	2,042
Total current assets	46,041	40,918
Property, equipment and improvements, net	1,491	1,420

Other assets:
Intangibles, net	610	410
Deferred income taxes	1,677	1,771
Cash surrender value of life insurance	2,645	2,481
Other assets	226	225
Total other assets	5,158	4,887
Total assets	$52,690	$47,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,366	$10,503
Deferred revenue	6,334	3,816
Pension and retirement plans	760	746
Income taxes payable	1	60
Total current liabilities	20,461	15,125
Pension and retirement plans	8,690	8,660
Other long term liabilities	424	405
Total liabilities	29,575	24,190

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,589 and 3,496 shares, respectively	36	35
Additional paid-in capital	11,301	11,137
Retained earnings	17,489	17,728
Accumulated other comprehensive loss	(5,711)	(5,865)
Total shareholders’ equity	23,115	23,035
Total liabilities and shareholders’ equity	$52,690	$47,225
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Sales:
Product	$14,319	$19,537	$29,068	$34,842
Services	6,584	6,286	13,167	11,851
Total sales	20,903	25,823	42,235	46,693

Cost of sales:
Product	11,639	15,676	24,222	28,900
Services	4,153	4,380	8,231	7,849
Amortization of inventory step-up and intangibles	29	—	167	—
Total cost of sales	15,821	20,056	32,620	36,749

Gross profit	5,082	5,767	9,615	9,944

Operating expenses:
Engineering and development	792	380	1,427	824
Selling, general and administrative	3,957	4,165	7,977	7,725
Total operating expenses	4,749	4,545	9,404	8,549

Bargain purchase gain on acquisition, net of tax	—	—	462	—

Operating income	333	1,222	673	1,395

Other income (expense):
Foreign exchange gain (loss)	(27)	(8)	(53)	5
Other income (expense), net	(21)	(17)	(21)	29
Total other income (expense), net	(48)	(25)	(74)	34
Income before income taxes	285	1,197	599	1,429
Income tax expense	118	457	86	574
Net income	$167	$740	$513	$855
Net income attributable to common stockholders	$161	$724	$495	$838
Net income per share – basic	$0.05	$0.21	$0.14	$0.25
Weighted average shares outstanding – basic	3,446	3,375	3,439	3,369
Net income per share – diluted	$0.05	$0.21	$0.14	$0.25
Weighted average shares outstanding – diluted	3,493	3,424	3,484	3,416

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net income	$167	$740	$513	$855
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	4	(72)	154	(16)
Other comprehensive income (loss)	4	(72)	154	(16)
Total comprehensive income	$171	$668	$667	$839

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2014:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2013	3,496	$35	$11,137	$17,728	$(5,865)	$23,035
Net income	—	—	—	513	—	513
Other comprehensive income	—	—	—	—	154	154
Exercise of stock options	1	—	6	—	—	6
Stock-based compensation	—	—	158	—	—	158
Restricted stock issuance	92	1	—	—	—	1
Cash dividends on common stock ($0.21 per share)	—	—	—	(752)	—	(752)
Balance as of March 31, 2014	3,589	$36	$11,301	$17,489	$(5,711)	$23,115

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$513	$855
Adjustments to reconcile net income to net cash used in operating activities:
Bargain purchase gain	(462)	—
Depreciation and amortization	245	213
Amortization of intangibles	60	41
Loss (gain) on sale of fixed assets, net	2	(15)
Foreign exchange (gain) loss	53	(5)
Non-cash changes in accounts receivable	67	5
Non-cash changes in inventory	140	—
Stock-based compensation expense on stock options and restricted stock awards	159	67
Deferred income taxes	21	27
Increase in cash surrender value of life insurance	(84)	(45)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,763)	(8,339)
Decrease in officer life insurance receivable	—	2,172
(Increase) decrease in inventories	(764)	1,731
Decrease in refundable income taxes	476	7
Increase in other current assets	(503)	(838)
(Increase) decrease in other assets	—	(74)
Increase (decrease) in accounts payable and accrued expenses	2,676	(285)
Increase in deferred revenue	2,445	601
Decrease in pension and retirement plans liability	(120)	(130)
Increase (decrease) in income taxes payable	(486)	209
Increase in other long term liabilities	19	20
Net cash used in operating activities	(4,306)	(3,783)
Cash flows from investing activities:
Life insurance premiums paid	(80)	(196)
Proceeds from the sale of fixed assets	6	17
Cash paid to acquire business	(500)	—
Purchases of property, equipment and improvements	(295)	(476)
Net cash used in investing activities	(869)	(655)
Cash flows from financing activities:
Dividends paid	(752)	(689)
Proceeds from issuance of shares from exercise of employee stock options	6	—
Net cash used in financing activities	(746)	(689)
Effects of exchange rate on cash	162	(75)
Net decrease in cash and cash equivalents	(5,759)	(5,202)
Cash and cash equivalents, beginning of period	18,619	20,493
Cash and cash equivalents, end of period	$12,860	$15,291
Supplementary cash flow information:
Cash paid for income taxes	$63	$336
Cash paid for interest	$85	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

Organization and Business

CSP Inc. was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSP Inc. and its subsidiaries (collectively “CSPI” or the “Company”) develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products and Solutions segment and its Information Technology Solutions segment.

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

3.  Acquired Business

On November 4, 2013 the Company acquired substantially all of the assets of Myricom, Inc.  Myricom has been integrated into the High Performance Products and Solutions business segment.  Prior to our acquisition, Myricom was a manufacturer of high performance interconnect computing devices and software.  The Company acquired Myricom in order to obtain (i) Myricom’s interconnect technology, which is critical to our latest MultiComputer products and (ii) a strong base of new customers in commercial growth markets.  The Company also retained key Myricom technical personnel.  Myricom was a key supplier to CSPI’s MultiComputer Division.  Its interconnect technology is an important component of the latest generation MultiComputer products that we currently supply to our customers.

Although Myricom was an established business prior to our acquisition, it had previously sold off a significant portion of its business and was faced with the likelihood of having to shut down operations if it could not find a buyer to purchase its remaining assets.  This was because the revenue that Myricom was able to generate from these remaining assets was not sufficient to support its cost structure so as to enable Myricom to operate at a profit.  These factors contributed to a purchase price that resulted in the recognition of a bargain purchase gain.  The Company paid total cash consideration of approximately $0.5 million to acquire substantially all of the assets of Myricom and incurred approximately $0.1 million for the assumption of certain other liabilities.  The purchase of Myricom resulted in the recognition of a bargain purchase gain of approximately $0.5 million.  The bargain purchase gain is shown net of the federal and state tax effect.

The purchase price was allocated as follows:

(Amounts in Thousands)
Inventory	$1,030
Property & equipment	17
Intangibles	260
Gross assets acquired	1,307
Product warranty liability assumed	(93)
Net assets acquired	1,214
Less: asset purchase price	500
Bargain purchase gain before tax	714
Deferred tax on bargain purchase gain	(252)
Bargain purchase gain, net of tax effect	$462
The results of operations of Myricom for the the three months ended March 31, 2014 and for the period November 4, 2013 - March 31, 2014 are included in the Company’s consolidated statement of operations for the three and six months ended March 31, 2014, respectively.

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
The following table presents the proforma condensed combined financial information (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Amounts in thousands except per share data)
Revenue	$23,236	$27,477	$45,187	$50,224
Net income (loss)	$198	$(31)	$224	$(865)
Net income (loss) per share – basic	$0.06	$(0.01)	$0.07	$(0.25)
Net income (loss) per share – diluted	$0.06	$(0.01)	$0.07	$(0.25)

The proforma condensed combined financial information shown above includes proforma adjustments to eliminate certain items directly relating to the business combination which reduced net income by approximately $0.3 million for the six month period ended March 31, 2014.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Amounts in thousands except per share data)
Net income	$167	$740	$513	$855
Less: net income attributable to nonvested common stock	6	16	18	17
Net income attributable to common stockholders	$161	$724	$495	$838

Weighted average total shares outstanding – basic	3,580	3,448	3,562	3,437
Less: weighted average non-vested shares outstanding	134	73	123	68
Weighted average number of common shares outstanding – basic	3,446	3,375	3,439	3,369
Potential common shares from non-vested stock awards and the assumed exercise of stock options	47	49	45	47
Weighted average common shares outstanding – diluted	3,493	3,424	3,484	3,416

Net income per share – basic	$0.05	$0.21	$0.14	$0.25
Net income per share – diluted	$0.05	$0.21	$0.14	$0.25

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended March 31, 2014 and 2013, 49,000 and 183,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. For the six months ended March 31, 2014 and 2013, 49,000 and 190,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value.

5.         Inventories

Inventories consist of the following:

	March 31, 2014	September 30, 2013
	(Amounts in thousands)
Raw materials	$2,559	$1,587
Work-in-process	796	404
Finished goods	3,109	2,800
Total	$6,464	$4,791

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.3 million and $0.5 million as of March 31, 2014 and September 30, 2013, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.6 million as of March 31, 2014 and September 30, 2013, respectively.

6.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	March 31, 2014	September 30, 2013
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,002)	$(2,156)
Cumulative unrealized loss on pension liability	(3,709)	(3,709)
Accumulated other comprehensive loss	$(5,711)	$(5,865)

7.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2013 and for the six months ended March 31, 2014.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$12	$—	$12	$15	$—	$15
Interest cost	193	17	210	173	16	189
Expected return on plan assets	(117)	—	(117)	(104)	—	(104)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	23	(2)	21	36	6	42
Net periodic benefit cost	$111	$15	$126	$120	$22	$142

Post Retirement:
Service cost	$—	$2	$2	$—	$—	$—
Interest cost	—	11	11	—	9	9
Amortization of net gain	—	(36)	(36)	—	(46)	(46)
Net periodic benefit cost	$—	$(23)	$(23)	$—	$(37)	$(37)

	For the six Months Ended March 31,
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$23	$—	$23	$30	$—	$30
Interest cost	383	34	417	346	32	378
Expected return on plan assets	(232)	—	(232)	(208)	—	(208)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	46	(4)	42	72	12	84
Net periodic benefit cost	$220	$30	$250	$240	$44	$284

Post Retirement:
Service cost	$—	$5	$5	$—	$—	$—
Interest cost	—	22	22	—	18	18
Amortization of net gain	—	(72)	(72)	—	(92)	(92)
Net periodic benefit cost	$—	$(45)	$(45)	$—	$(74)	$(74)

8.        Segment Information

Beginning in the current period ended March 31, 2014, we have renamed our segments. We have renamed the segment that was formerly known as the Systems segment to the High Performance Products and Solutions segment. We have also renamed the segment that was formerly known as the Service and System Integration segment to the Information Technology Solutions segment.

The following table presents certain operating segment information.

		Information Technology Solutions Segment
For the Three Months Ended March 31,	High Performance Products and Solutions Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$2,170	$3,452	$336	$8,361	$12,149	$14,319
Service	1,065	4,486	304	729	5,519	6,584
Total sales	3,235	7,938	640	9,090	17,668	20,903
Income (loss) from operations	113	294	(30)	(44)	220	333
Assets	15,644	20,882	2,726	13,438	37,046	52,690
Capital expenditures	41	14	22	32	68	109
Depreciation and amortization	54	49	4	46	99	153

2013
Sales:
Product	$2,494	$3,794	$110	$13,139	$17,043	$19,537
Service	143	4,571	429	1,143	6,143	6,286
Total sales	2,637	8,365	539	14,282	23,186	25,823
Income (loss) from operations	149	368	(15)	720	1,073	1,222
Assets	15,945	15,869	3,359	16,232	35,460	51,405
Capital expenditures	98	72	3	168	243	341
Depreciation and amortization	39	46	2	44	92	131

		Information Technology Solutions Segment
For the six Months Ended March 31,	High Performance Products and Solutions Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$3,176	$4,853	$983	$20,056	$25,892	$29,068
Service	2,348	8,674	632	1,513	10,819	13,167
Total sales	5,524	13,527	1,615	21,569	36,711	42,235
Income from operations	255	213	1	204	418	673
Assets	15,644	20,882	2,726	13,438	37,046	52,690
Capital expenditures	102	101	45	47	193	295
Depreciation and amortization	106	95	8	96	199	305

2013
Sales:
Product	$2,590	$5,858	$264	$26,130	$32,252	$34,842
Service	1,100	7,775	731	2,245	10,751	11,851
Total sales	3,690	13,633	995	28,375	43,003	46,693
Income (loss) from operations	(224)	221	(15)	1,413	1,619	1,395
Assets	15,945	15,869	3,359	16,232	35,460	51,405
Capital expenditures	139	127	6	204	337	476
Depreciation and amortization	76	88	7	83	178	254
Profit (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six months ended March 31, 2014, and 2013.

	For the three months ended,				For the six months ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$1.9	8%	$5.9	23%	$8.0	18%	$11.0	23%
Customer B	$5.6	27%	$4.8	18%	$8.9	21%	$7.4	16%
Customer C	$—	—%	$3.0	12%	$—	—%	$4.2	9%

Accounts receivable from Customer B totaled approximately $12.8 million, which comprised 57% of total consolidated accounts receivable as of March 31, 2014, and $3.5 million, which comprised 26% of total consolidated accounts receivable as of September 30, 2013. We believe that the Company is not exposed to any particular credit risk with respect to the accounts receivable with this customer.

9.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of March 31, 2014
	(Amounts in thousands)
Assets:
Money Market funds	$1,005	$—	$—	$1,005
Total assets measured at fair value	$1,005	$—	$—	$1,005

	As of September 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,503	$—	$—	$3,503
Total assets measured at fair value	$3,503	$—	$—	$3,503

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of March 31, 2014 or September 30, 2013. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2014 or September 30, 2013.

10.    Dividend
On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to shareholders of record as of December 27, 2013, the record date.

On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to shareholders of record as of February 27, 2014, the record date.

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

Results of Operations

Explanatory note

Beginning in the current period ending and as of March 31, 2014, we have renamed our segments. We have renamed the segment that was formerly known as the Systems segment to the High Performance Products and Solutions ("HPPS") segment. We have also renamed the segment that was formerly known as the Service and System Integration segment to the Information Technology Solutions ("ITS") segment.

Overview of the six months ended March 31, 2014 Results of Operations

Overview:

 Revenue decreased by approximately $4.5 million, or 10%, to $42.2 million for the six months ended March 31, 2014 versus $46.7 million for the six months ended March 31, 2013. Our gross profit margin percentage increased overall, from 21% for the six months ended March 31, 2013 to 23% for the six months ended March 31, 2014. Operating income decreased by $0.7 million to approximately $0.7 million for the six-month period ended March 31, 2014 versus $1.4 million for the six months ended March 31, 2013. This decrease in operating income was due to a decrease in gross profit of approximately $0.3 million, an increase in operating expenses of approximately $0.9 million, due in large part to the operating expenses of Myricom, partially offset by a bargain purchase gain of $0.5 million on the acquisition of Myricom, Inc. during the six months ended March 31, 2014. Net income was $0.5 million for six-month period ended March 31, 2014 versus $0.9 million for the six months ended March 31, 2013.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2014 and 2013:

	March 31, 2014	% of sales	March 31, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$42,235	100%	$46,693	100%
Costs and expenses:
Cost of sales	32,620	77%	36,749	79%
Engineering and development	1,427	3%	824	2%
Selling, general and administrative	7,977	19%	7,725	16%
Total costs and expenses	42,024	99%	45,298	97%
Bargain purchase gain, net of tax	462	1%	—	—%
Operating income	673	1%	1,395	3%
Other income (expense)	(74)	—%	34	—%
Income before income taxes	599	1%	1,429	3%
Income tax expense	86	—%	574	1%
Net income	$513	1%	$855	2%

Sales

The following table details our sales by operating segment for the six months ended March 31, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2014:
Product	$3,176	$25,892	$29,068	69%
Services	2,348	10,819	13,167	31%
Total	$5,524	$36,711	$42,235	100%
% of Total	13%	87%	100%

	HPPS	ITS	Total	% of Total
For the Six Months Ended March 31, 2013:
Product	$2,590	$32,252	$34,842	75%
Services	1,100	10,751	11,851	25%
Total	$3,690	$43,003	$46,693	100%
% of Total	8%	92%	100%

	HPPS	ITS	Total	% increase (decrease)
Increase (Decrease)
Product	$586	$(6,360)	$(5,774)	(17)%
Services	1,248	68	1,316	11%
Total	$1,834	$(6,292)	$(4,458)	(10)%
% increase (decrease)	50%	(15)%	(10)%

Total revenues decreased by approximately $4.5 million, or 10%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013.  Revenue in the HPPS segment increased for the current year six-month period versus the prior year six-month period by approximately $1.8 million, while revenues in the ITS segment decreased by approximately $6.3 million.

Product revenues decreased by approximately $5.8 million, or 17%, for the six months ended March 31, 2014 compared to the comparable period of the prior fiscal year. Product revenues in the ITS segment decreased by approximately $6.4 million while in the HPPS segment, product revenue increased by approximately $0.6 million for the six-month period ended March 31, 2014 versus the six month period ended March 31, 2013.

The increase in product revenues in the HPPS segment of approximately $0.6 million was due substantially to revenues from the acquisition of Myricom, Inc., which the Company acquired during the six months ended March 31, 2014. Myricom revenues for the period were approximately $2.5 million. Partially offsetting this increase, revenues from our Japanese defense customer, US defense customer and sales from the US PCDA division decreased by approximately $1.6 million, $0.2 million and $0.2 million, respectively.

In the US division of the ITS segment, product sales decreased by approximately $6.1 million, while product sales in the German and UK divisions of the segment increased by approximately $1.0 million, and $0.7 million, respectively.

In the US division's existing customer base, product sales in the IT Hosting vertical and the Education vertical decreased by approximately $4.7 million and $1.3 million, respectively. The decrease in the IT hosting vertical reflected decreased demand in this vertical. The decrease in the Education vertical reflected a non-recurring large project in the prior year.

In Germany, the $1.0 million decrease in product revenue was the result of decreased sales in the division’s telecommunications and cable operator verticals of approximately $0.1 million and $1.2 million, respectively partially offset by favorable foreign exchange fluctuation and $0.2 million. In the UK, the increase in product sales of approximately $0.7 million is attributable to increased sales resources focused on increasing product sales in that region.

Service revenues increased by approximately $1.3 million, or 11%.  This increase was made up of an increase in the HPPS segment of $1.2 million and an increase in the ITS segment of approximately $0.1 million. The increase in the HPPS segment service revenue was due to higher royalty income recorded in the six months ended March 31, 2014 which was approximately $1.9 million versus $0.8 million for the six months ended March 31, 2013.

The increase in service revenues in the ITS segment was due to an increase in the German division, where service revenue increased by approximately $0.9 million, partially offset by a decrease in service revenues of approximately $0.7 million in the US division. In Germany, the increase in service sales was made up of approximately $0.4 million from favorable foreign exchange, and increased service revenues in the division's telecommunications vertical of approximately $1.1 million. These increases were partially offset by decreased sales in the industrial and IT Services verticals of approximately $0.3 million and $0.2 million, respectively. The decrease in service revenue in the US division of the segment was primarily from lower professional service project revenue of approximately $0.3 million and lower third party maintenance revenue of approximately $0.3 million for the six months ended March 31, 2014 versus the six months ended March 31, 2013.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the six months ended,
	March 31, 2014%		March 31, 2013%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$26,425	63%	$29,689	64%	$(3,264)	(11)%
Europe	14,819	35%	14,673	31%	146	1%
Asia	991	2%	2,331	5%	(1,340)	(57)%
Totals	$42,235	100%	$46,693	100%	$(4,458)	(10)%

The decrease in Americas revenue for the six months ended March 31, 2014 versus the six months ended March 31, 2013 was primarily the result of an overall decrease in sales to the Americas in the ITS segment where combined product and service sales to US customers decreased by an aggregate $6.2 million, while in the HPPS segment, sales to US customers to the Americas increased by approximately $2.9 million, which was driven by Myricom sales to US customers of approximately $2.0 million and the royalty sales increase of approximately $1.1 million, partially offset by lower product sales in the HPPS segment to other US customers. The change in sales into Europe was from an increase of approximately $0.5 million from the HPPS segment, attributable to Myricom sales, partially offset by a decrease in sales from the European divisions of the ITS segment of approximately $0.3 million. The decrease in Asia sales was the result of lower sales in the HPPS segment to our customer which supplies the Japanese Department of Defense.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the six months ended March 31, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Six Months Ended March 31, 2014:
Product	$1,919	$22,303	$24,222	74%
Services	94	8,137	8,231	25%
Amortization of inventory step-up and intangibles	167	—	167	1%
Total	$2,180	$30,440	$32,620	100%
% of Total	7%	93%	100%
% of Sales	39%	83%	77%
Gross Margins:
Product	40%	14%	17%
Services	96%	25%	37%
Total	61%	17%	23%

For the Six Months Ended March 31, 2013:
Product	$979	$27,921	$28,900	79%
Services	127	7,722	7,849	21%
Amortization of inventory step-up and intangibles	—	—	—	—%
Total	$1,106	$35,643	$36,749	100%
% of Total	3%	97%	100%
% of Sales	30%	83%	79%
Gross Margins:
Product	62%	13%	17%
Services	88%	28%	34%
Total	70%	17%	21%

Increase (decrease)
Product	$940	$(5,618)	$(4,678)	(16)%
Services	(33)	$415	382	5%
Amortization of inventory step-up and intangibles	167	$—	167	—%
Total	$1,074	$(5,203)	$(4,129)	(11)%
% Increase (decrease)	97%	(15)%	(11)%
% of Sales	9%	—%	(2)%
Gross Margins:
Product	(22)%	1%	—%
Services	8%	(3)%	3%
Total	(9)%	—%	2%

Total cost of sales decreased by approximately $4.1 million, or 11% when comparing the six months ended March 31, 2014 versus the six months ended March 31, 2013.   This decrease in cost of sales was due substantially to the decrease in sales as described in detail above, which decreased by 10%. The more favorable GPM of 23% for the six months ended March 31,

2014 versus 21% for 2013 was attributable to a greater proportion of HPPS segment revenue, 13% for the six months ended March 31, 2014 versus 8% for the six months ended March 31, 2013.

In the ITS segment, the overall GPM was 17% for both six month periods ended March 31, 2014 and March 31, 2013.

In the HPPS segment, the overall GPM decreased from 70% to 61% as shown in the table above.  This was due to two primary factors; (i) amortization of inventory step-up valuation and intangibles expense associated with the Myricom acquisition negatively impacted the GPM in the segment by three percentage points (that is, without this expense, the GPM would have been 64% for the six months ended March 31, 2014), and (ii) the impact of the Myricom sales as part of the revenue mix for the six months ended March 31, 2014. The GPM on Myricom products was 41% whereas, in the legacy multicomputer business the GPM was 77% with the higher royalty revenue for the six months ended March 31, 2014 versus the six months ended March 31, 2013. The blended GPM of Myricom and legacy Multicomputer GPM resulted in the 61% GPM for the six months ended March 31, 2014.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the six months ended March 31, 2014 and 2013:

	For the six months ended,
	March 31, 2014	% of Total	March 31, 2013	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
High Performance Products and Solutions	$1,427	100%	$824	100%	$603	73%
Information Technology Solutions	—	—	—	—	—	—
Total	$1,427	100%	$824	100%	$603	73%

The increase shown in the table above was due primarily to engineering expenses of Myricom, which the Company acquired during the six months ended March 31, 2014. R&D expenses associated with the added headcount of Myricom were approximately $0.5M and Multicomputer R&D expenses increased by approximately $0.1M due to increased headcount and higher outside design service expenses.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2014 and 2013:

	For the six months ended,
	March 31, 2014	% of Total	March 31, 2013	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
High Performance Products and Solutions	$2,124	27%	$1,984	26%	$140	7%
Information Technology Solutions	5,853	73%	5,741	74%	112	2%
Total	$7,977	100%	$7,725	100%	$252	3%

SG&A expenses increased in the HPPS segment due to expenses associated with Myricom which were approximately $0.4 million, partially offset by lower legal expenses which decreased by approximately $0.2 million due to a proxy matter in the prior year, which was non-recurring. The increase in the ITS segment was due primarily from higher expenses in German division of the segment due to higher commissions expense of approximately $0.1 million due to higher revenue and gross profit in that division.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2014 and 2013:

	For the six months ended,
	March 31, 2014	March 31, 2013	Decrease
	(Amounts in thousands)
Interest expense	$(43)	$(43)	$—
Interest income	3	18	(15)
Foreign exchange gain (loss)	(53)	5	(58)
Gain (loss) on sale of fixed assets	(2)	15	(17)
Other income, net	21	39	(18)
Total other income (expense), net	$(74)	$34	$(108)

The unfavorable variance in the foreign exchange gain (loss) for the six month periods ended March 31, 2014 versus the comparable period of 2013 was due to losses on holding foreign currencies where those currencies weakened against the functional currencies in those countries, mainly holding US dollars in the UK.

Overview of the three months ended March 31, 2014 Results of Operations

Overview:

 Revenue decreased by approximately $4.9 million, or 19.1%, to $20.9 million for the three months ended March 31, 2014 versus $25.8 million for the three months ended March 31, 2013. Our gross profit margin percentage for the three months ended March 31, 2014 was 24% compared to the gross profit margin percentage for the three months ended March 31, 2013 which was 22%. Operating income decreased to approximately $0.3 million for the three-month period ended March 31, 2014 versus $1.2 million for the three months ended March 31, 2013. This decrease in operating income was due to a decrease in gross profit of approximately $0.7 million due to the lower revenue, and an increase in operating expenses of approximately $0.2 million, due in large part to the operating expenses of Myricom. Net income was $0.2 million for the three-month period ended March 31, 2014 versus $0.7 million for the three months ended March 31, 2013.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2014 and 2013:

	March 31, 2014	% of sales	March 31, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$20,903	100%	$25,823	100%
Costs and expenses:
Cost of sales	15,821	76%	20,056	78%
Engineering and development	792	4%	380	1%
Selling, general and administrative	3,957	19%	4,165	16%
Total costs and expenses	20,570	99%	24,601	95%
Operating income	333	1%	1,222	5%
Other income expense	(48)	—%	(25)	—%
Income before income taxes	285	1%	1,197	5%
Income tax expense	118	—%	457	2%
Net income	$167	1%	$740	3%

Sales

The following table details our sales by operating segment for the three months ended March 31, 2014 and 2013

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2014:
Product	$2,170	$12,149	$14,319	69%
Services	1,065	5,519	6,584	31%
Total	$3,235	$17,668	$20,903	100%
% of Total	15%	85%	100%

	HPPS	ITS	Total	% of Total
For the three Months Ended March 31, 2013:
Product	$2,494	$17,043	$19,537	76%
Services	143	6,143	6,286	24%
Total	$2,637	$23,186	$25,823	100%
% of Total	10%	90%	100%

	HPPS	ITS	Total	% Increase (decrease)
Increase (Decrease)
Product	$(324)	$(4,894)	$(5,218)	(27)%
Services	922	(624)	298	5%
Total	$598	$(5,518)	$(4,920)	(19)%
% Increase (decrease)	23%	(24)%	(19)%

The decrease in sales shown and described above was due to several factors.

The decrease in product sales in the HPPS segment was driven by (i) lower sales volume of approximately $1.6 million to our Japanese Defense Department supplier customer (ii) lower sales of approximately $0.2 million to our US Defense department customers and (iii) decreased sales from the US PCDA division of approximately $0.2 million. Partially offsetting these decreases, Myricom sales were approximately $1.7 million.

The decrease in product sales in the ITS segment was driven by decreased sales volume of approximately $4.8 million from our US location and a decrease of approximately $0.3 million in the German location of the segment, partially offset by an increase of $0.2 million in our UK locations, respectively. The decrease in the US was from decreased product sales into the IT Hosting vertical, due to decreased demand in this vertical. In Germany, product sales decreased due to a decrease in the Cable Television Operator vertical of approximately $1.0 million. This decrease was offset by increased sales of approximately $0.3 million and $0.2 million in the Telecommunications and IT Services verticals, respectively and favorable foreign exchange of approximately $0.1 million. The increase in the UK was attributable to the hiring of increased sales resources focused on increasing product sales in that region.

The increase in services revenue in the HPPS segment was due to an increase in royalty revenue of approximately $0.8 million and an increase of approximately $0.1 million in repairs revenue for existing programs. The decrease in services revenue in the ITS segment included a $0.4 million decrease in service revenue in the US division of the segment from lower professional service project revenue of approximately $0.2 million and lower award program revenue of approximately $0.2 million for the three months ended March 31, 2014 versus the three months ended March 31, 2013. Service revenues in the UK and Germany also decreased by $0.1 million in each location.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	March 31, 2014%		March 31, 2013%		$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
Americas	$11,981	58%	$14,747	57%	$(2,766)	(19)%
Europe	8,225	39%	8,922	35%	(697)	(8)%
Asia	697	3%	2,154	8%	(1,457)	(68)%
Totals	$20,903	100%	$25,823	100%	$(4,920)	(19)%

The decrease in Americas revenue for the three months ended March 31, 2014 versus the three months ended March 31, 2013 was primarily the result of an overall decrease in sales to the Americas in the ITS segment where combined product and service sales to US customers decreased by an aggregate $4.8 million, while in the HPPS segment, sales to US customers to the Americas increased by approximately $2.1 million, which was driven by Myricom sales to US customers of approximately $1.5 million and the royalty sales increase of approximately $0.8 million, partially offset by lower product sales in the HPPS segment to other US customers. The decrease in sales into Europe was from an increase of approximately $0.2 million from the HPPS segment, attributable to Myricom sales and a decrease in sales from the European divisions of the ITS segment of approximately $0.9 million. The decrease in Asia sales was the result of lower sales in the HPPS segment to our customer which supplies the Japanese Department of Defense.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended March 31, 2014 and 2013:

	HPPS	ITS	Total	% of Total

For the Three Months Ended March 31, 2014:
Product	$1,163	$10,476	$11,639	74%
Services	47	4,106	4,153	26%
Amortization of inventory step-up and intangibles	29	—	29	—%
Total	$1,239	$14,582	$15,821	100%
% of Total	8%	92%	100%
% of Sales	38%	83%	76%
Gross Margins:
Product	46%	14%	19%
Services	96%	26%	37%
Total	62%	17%	24%

For the Three Months Ended March 31, 2013:
Product	$962	$14,714	$15,676	78%
Services	40	4,340	4,380	22%
Amortization of inventory step-up and intangibles	—	—	—	—%
Total	$1,002	$19,054	$20,056	100%
% of Total	5%	95%	100%
% of Sales	38%	82%	78%
Gross Margins:
Product	61%	14%	20%
Services	72%	29%	30%
Total	62%	18%	22%

Increase (decrease)
Product	$201	$(4,238)	$(4,037)	(26)%
Services	7	(234)	(227)	(5)%
Amortization of inventory step-up and intangibles	29	—	29	—%
Total	$237	$(4,472)	$(4,235)	(21)%
% increase (decrease)	24%	(23)%	(21)%
% of Sales	—%	1%	(2)%
Gross Margins:
Product	(15)%	—%	(1)%
Services	24%	(3)%	7%
Total	—%	(1)%	2%

Cost of sales decreased due to the decrease in sales as described above. The overall gross profit margin ("GPM") was 24% for the current year three-month period versus 22% for the prior year.

The HPPS GPM was unchanged versus the prior year for the quarter despite the royalty revenue of $0.8M in the three months ended March 31, 2014, versus zero in the prior year quarter. This was because the revenue mix in the current year quarter included Myricom revenues which yielded approximately 48% GPM. The legacy multicomputer business yielded 77% with the royalty revenue. The blended GPM of Myricom and legacy Multicomputer GPM resulted in the 62% GPM shown above.
The lower GPM in the ITS segment for March 31, 2014 was due to the services GPM in Germany which decreased from 20% in the prior year quarter to 16% in the current year quarter, due to increased headcount in service delivery operation with low utilization.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended March 31, 2014 and 2013:

	For the three months ended,
	March 31, 2014	% of Total	March 31, 2013	% of Total	$ Increase	% Increase

By Operating Segment:
High Performance Products and Solutions	$792	100%	$380	100%	$412	108%
Information Technology Solutions	—	—	—	—%	—	—%
Total	$792	100%	$380	100%	$412	108%

The increase shown in the table above was due primarily to engineering expenses of Myricom, which the Company acquired during the six months ended March 31, 2014. R&D expenses associated with the added headcount of Myricom were approximately $0.3M and Multicomputer R&D expenses increased by approximately $0.1M due to increased headcount and higher outside design service expenses.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2014 and 2013:

	For the three months ended,
	March 31, 2014	% of Total	March 31, 2013	% of Total	$ Decrease	% Decrease

By Operating Segment:
High Performance Products and Solutions	$1,091	28%	$1,106	27%	$(15)	(1)%
Information Technology Solutions	2,866	72%	3,059	73%	(193)	(6)%
Total	$3,957	100%	$4,165	100%	$(208)	(5)%

In the HPPS segment SG&A expenses decreased due to expenses associated with Myricom which were approximately $0.3 million, offset by lower legal expenses which decreased by approximately $0.3 million due to a proxy matter in the prior year, which was non-recurring. The decrease in the ITS segment was due primarily from lower expenses in our US location due to lower commissions expense as a result of the lower revenue and gross profit from that location.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2014 and 2013

	For the three months ended,
	March 31, 2014	March 31, 2013	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	1	4	(3)
Foreign exchange loss	(27)	(7)	(20)
Other income expense, net	(1)	(1)	—
Total other expense, net	$(48)	$(25)	$(23)

Other income (expense) was not material for either period.

Income Taxes

Income Tax Provision

The Company recorded income tax expense of approximately $118 thousand for the quarter ended March 31, 2014, reflecting an effective income tax rate of 41% for the period compared to income tax expense of approximately $0.5 million for the quarter ended March 31, 2013, which reflected an effective tax rate of 38%. For the six months ended March 31, 2014 the Company recorded income tax expense of $86 thousand, reflecting an effective income tax rate of 14%, compared to income tax expense of $574 thousand, reflecting an effective income tax rate of 40% for the six months ended March 31, 2013. The lower tax rate for the six months ended March 31, 2014, was because the bargain purchase gain related to the Myricom acquisition gave rise to a deferred tax charge which is netted against the gain for book purposes, as opposed to showing as income tax expense.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $5.8 million to $12.9 million as of March 31, 2014 from $18.6 million as of September 30, 2013. At March 31, 2014, cash equivalents consisted of money market funds which totaled $1.0 million.

Significant uses of cash for the six months ended March 31, 2014 included an increase in accounts receivable of approximately $8.8 million which was largely the result of significant orders shipped in the quarter ended March 31, 2014 from a major customer with 90-day payment terms, an increase in inventories of approximately $0.8 million, a bargain purchase gain in connection with the acquisition of Myricom of approximately $0.5 million, an increase in other current assets of approximately $0.5 million, cash paid to acquire Myricom of $0.5 million and dividends of approximately $0.8 million. Significant sources of cash included net income of approximately $0.5 million, an increase in accounts payable and accrued expenses of approximately $2.7 million, an increase in deferred revenue of approximately $2.4 million and depreciation and amortization of approximately $0.3 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $4.5 million as of March 31, 2014 and $6.6 million as of September 30, 2013. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Internal Controls over Financial Reporting
In connection with our on-going assessment of the effectiveness of our internal control over financial reporting management has identified the following material weaknesses in our system of internal controls over financial reporting, as of March 31, 2014.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.
We determined that we did not sufficiently assess and apply certain aspects of ASC 605-45-45, Revenue Recognition − Principal Agent Considerations, to the particular facts and circumstances of certain of our revenue arrangements.  This ASC (formerly contained in EITF 99-19), includes indicators of gross versus net revenue arrangements.  We have determined that this failure to accurately assess an accounting principle amounts to a material weakness in our controls over financial reporting.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2014, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 15, 2014	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: May 15, 2014	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2014, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith