Form 10-Q
period 2014-06-30
CSP INC /MA/
filed 2014-08-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 6, 2014, the registrant had 3,609,648 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,450	$18,619
Accounts receivable, net of allowances of $226 and $242	15,775	13,529
Inventories, net	6,868	4,791
Refundable income taxes	254	624
Deferred income taxes	1,144	1,313
Other current assets	2,561	2,042
Total current assets	43,052	40,918
Property, equipment and improvements, net	1,446	1,420

Other assets:
Intangibles, net	578	410
Deferred income taxes	1,674	1,771
Cash surrender value of life insurance	2,763	2,481
Other assets	226	225
Total other assets	5,241	4,887
Total assets	$49,739	$47,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,073	$10,503
Deferred revenue	5,523	3,816
Pension and retirement plans	768	746
Income taxes payable	—	60
Total current liabilities	17,364	15,125
Pension and retirement plans	8,680	8,660
Other long term liabilities	67	405
Total liabilities	26,111	24,190

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,597 and 3,496 shares, respectively	36	35
Additional paid-in capital	11,402	11,137
Retained earnings	17,993	17,728
Accumulated other comprehensive loss	(5,803)	(5,865)
Total shareholders’ equity	23,628	23,035
Total liabilities and shareholders’ equity	$49,739	$47,225
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales:
Product	$15,677	$14,783	$44,745	$49,625
Services	6,959	4,250	20,126	16,101
Total sales	22,636	19,033	64,871	65,726

Cost of sales:
Product	13,048	12,284	37,270	41,184
Services	3,474	2,914	11,705	10,763
Amortization of inventory step-up and intangibles	10	—	177	—
Total cost of sales	16,532	15,198	49,152	51,947

Gross profit	6,104	3,835	15,719	13,779

Operating expenses:
Engineering and development	945	437	2,372	1,261
Selling, general and administrative	4,192	4,065	12,169	11,790
Total operating expenses	5,137	4,502	14,541	13,051

Bargain purchase gain on acquisition, net of tax	—	—	462	—

Operating income (loss)	967	(667)	1,640	728

Other income (expense):
Foreign exchange gain (loss)	(67)	13	(120)	18
Other income (expense), net	(37)	(11)	(58)	18
Total other income (expense), net	(104)	2	(178)	36
Income (loss) before income taxes	863	(665)	1,462	764
Income tax expense (benefit)	(36)	(187)	50	387
Net income (loss)	$899	$(478)	$1,412	$377
Net income (loss) attributable to common stockholders	$863	$(468)	$1,361	$369
Net income (loss) per share – basic	$0.25	$(0.14)	$0.40	$0.11
Weighted average shares outstanding – basic	3,451	3,396	3,442	3,378
Net income (loss) per share – diluted	$0.25	$(0.14)	$0.39	$0.11
Weighted average shares outstanding – diluted	3,499	3,396	3,488	3,432

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income (loss)	$899	$(478)	$1,412	$377
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(92)	15	62	(1)
Other comprehensive income (loss)	(92)	15	62	(1)
Total comprehensive income (loss)	$807	$(463)	$1,474	$376

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine Months Ended June 30, 2014:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2013	3,496	$35	$11,137	$17,728	$(5,865)	$23,035
Net income	—	—	—	1,412	—	1,412
Other comprehensive income	—	—	—	—	62	62
Exercise of stock options	1	—	6	—	—	6
Stock-based compensation	—	—	259	—	—	259
Restricted stock issuance	100	1	—	—	—	1
Cash dividends on common stock ($0.32 per share)	—	—	—	(1,147)	—	(1,147)
Balance as of June 30, 2014	3,597	$36	$11,402	$17,993	$(5,803)	$23,628

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$1,412	$377
Adjustments to reconcile net income to net cash used in operating activities:
Bargain purchase gain	(462)	—
Depreciation and amortization	364	324
Amortization of intangibles	92	62
Loss (gain) on sale of fixed assets, net	2	(17)
Foreign exchange (gain) loss	120	(18)
Non-cash changes in accounts receivable	(17)	27
Non-cash changes in inventory	146	—
Stock-based compensation expense on stock options and restricted stock awards	260	112
Deferred income taxes	273	334
Increase in cash surrender value of life insurance	(114)	(73)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,110)	(354)
Decrease in officer life insurance receivable	—	2,172
(Increase) decrease in inventories	(1,160)	1,060
(Increase) decrease in refundable income taxes	373	(158)
Increase in other current assets	(485)	(276)
Increase in other assets	—	(81)
Increase (decrease) in accounts payable and accrued expenses	425	(1,955)
Increase in deferred revenue	1,662	307
Decrease in pension and retirement plans liability	(168)	(175)
Decrease in income taxes payable	(311)	(136)
Increase (decrease) in other long term liabilities	(338)	73
Net cash provided by (used in) operating activities	(36)	1,605
Cash flows from investing activities:
Life insurance premiums paid	(167)	(198)
Proceeds from the sale of fixed assets	6	17
Cash paid to acquire business	(500)	—
Purchases of property, equipment and improvements	(370)	(675)
Net cash used in investing activities	(1,031)	(856)
Cash flows from financing activities:
Dividends paid	(1,148)	(1,034)
Proceeds from issuance of shares from exercise of employee stock options	6	114
Net cash used in financing activities	(1,142)	(920)
Effects of exchange rate on cash	40	(76)
Net decrease in cash and cash equivalents	(2,169)	(247)
Cash and cash equivalents, beginning of period	18,619	20,493
Cash and cash equivalents, end of period	$16,450	$20,246
Supplementary cash flow information:
Cash paid for income taxes	$96	$383
Cash paid for interest	$85	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

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

3.  Acquired Business

On November 4, 2013 the Company acquired substantially all of the assets of Myricom, Inc. ("Myricom").  Myricom has been integrated into the High Performance Products and Solutions business segment.  Prior to our acquisition, Myricom was a manufacturer of high performance interconnect computing devices and software.  The Company acquired Myricom in order to obtain (i) Myricom’s interconnect technology, which is critical to our latest MultiComputer products and (ii) a strong base of new customers in commercial growth markets.  The Company also retained key Myricom technical personnel.  Myricom was a key supplier to CSPI’s MultiComputer Division.  Its interconnect technology is an important component of the latest generation MultiComputer products that we currently supply to our customers.

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
The results of operations of Myricom for the the three months ended June 30, 2014 and for the period November 4, 2013 - June 30, 2014 are included in the Company’s consolidated statement of operations for the three and nine months ended June 30, 2014, respectively.

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
The following table presents the proforma condensed combined financial information (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Amounts in thousands except per share data)
Revenue	$22,636	$20,942	$65,489	$71,166
Net income (loss)	$903	$(649)	$1,127	$(1,514)
Net income (loss) attributable to common stockholders	$868	$(636)	$1,087	$(1,484)
Net income (loss) per share – basic	$0.25	$(0.19)	$0.32	$(0.44)
Net income (loss) per share – diluted	$0.25	$(0.19)	$0.31	$(0.44)

The proforma condensed combined financial information shown above includes proforma adjustments to eliminate certain items directly relating to the business combination which reduced net income by approximately $0.3 million for the nine month period ended June 30, 2014.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Amounts in thousands except per share data)
Net income (loss)	$899	$(478)	$1,412	$377
Less: net income (loss) attributable to nonvested common stock	36	(10)	51	8
Net income (loss) attributable to common stockholders	$863	$(468)	$1,361	$369

Weighted average total shares outstanding – basic	3,593	3,468	3,572	3,447
Less: weighted average non-vested shares outstanding	142	72	130	69
Weighted average number of common shares outstanding – basic	3,451	3,396	3,442	3,378
Potential common shares from non-vested stock awards and the assumed exercise of stock options	48	—	46	54
Weighted average common shares outstanding – diluted	3,499	3,396	3,488	3,432

Net income per share – basic	$0.25	$(0.14)	$0.40	$0.11
Net income per share – diluted	$0.25	$(0.14)	$0.39	$0.11

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three months ended June 30, 2014 and 2013, 58,000 and 173,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. For the nine months ended June 30, 2014 and 2013, 52,000 and 162,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value.

5.         Inventories

Inventories consist of the following:

	June 30, 2014	September 30, 2013
	(Amounts in thousands)
Raw materials	$2,327	$1,587
Work-in-process	824	404
Finished goods	3,717	2,800
Total	$6,868	$4,791

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.2 million and $0.5 million as of June 30, 2014 and September 30, 2013, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.6 million as of June 30, 2014 and September 30, 2013.

6.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	June 30, 2014	September 30, 2013
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,094)	$(2,156)
Cumulative unrealized loss on pension liability	(3,709)	(3,709)
Accumulated other comprehensive loss	$(5,803)	$(5,865)

7.         Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2013 and for the nine months ended June 30, 2014.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$15	$—	$15
Interest cost	196	17	213	163	16	179
Expected return on plan assets	(120)	—	(120)	(96)	—	(96)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	24	(3)	21	35	6	41
Net periodic benefit cost	$110	$14	$124	$117	$22	$139

Post Retirement:
Service cost	$—	$3	$3	$—	$—	$—
Interest cost	—	10	10	—	8	8
Amortization of net gain	—	(35)	(35)	—	(44)	(44)
Net periodic benefit cost	$—	$(22)	$(22)	$—	$(36)	$(36)

	For the nine Months Ended June 30,
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$34	$—	$34	$45	$—	$45
Interest cost	579	51	630	509	48	557
Expected return on plan assets	(352)	—	(352)	(304)	—	(304)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	70	(7)	63	107	18	125
Net periodic benefit cost	$331	$44	$375	$357	$66	$423

Post Retirement:
Service cost	$—	$8	$8	$—	$—	$—
Interest cost	—	32	32	—	26	26
Amortization of net gain	—	(107)	(107)	—	(136)	(136)
Net periodic benefit cost	$—	$(67)	$(67)	$—	$(110)	$(110)

8.        Segment Information

Beginning in the period ended March 31, 2014, we have renamed our segments. We have renamed the segment that was formerly known as the Systems segment to the High Performance Products and Solutions segment. We have also renamed the segment that was formerly known as the Service and System Integration segment to the Information Technology Solutions segment.

The following table presents certain operating segment information.

		Information Technology Solutions Segment
For the Three Months Ended June 30,	High Performance Products and Solutions Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$2,697	$3,323	$368	$9,289	$12,980	$15,677
Service	2,137	3,546	402	874	4,822	6,959
Total sales	4,834	6,869	770	10,163	17,802	22,636
Income (loss) from operations	999	43	(20)	(55)	(32)	967
Assets	15,932	15,271	3,595	14,941	33,807	49,739
Capital expenditures	57	17	—	1	18	75
Depreciation and amortization	53	46	4	48	98	151

2013
Sales:
Product	$454	$1,471	$45	$12,813	$14,329	$14,783
Service	159	3,064	328	699	4,091	4,250
Total sales	613	4,535	373	13,512	18,420	19,033
Income (loss) from operations	(1,093)	(96)	(58)	580	426	(667)
Assets	15,340	13,046	3,457	17,427	33,930	49,270
Capital expenditures	108	52	1	38	91	199
Depreciation and amortization	40	47	2	43	92	132

		Information Technology Solutions Segment
For the nine Months Ended June 30,	High Performance Products and Solutions Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$5,873	$8,176	$1,351	$29,345	$38,872	$44,745
Service	4,485	12,220	1,034	2,387	15,641	20,126
Total sales	10,358	20,396	2,385	31,732	54,513	64,871
Income (loss) from operations	1,254	256	(19)	149	386	1,640
Assets	15,932	15,271	3,595	14,941	33,807	49,739
Capital expenditures	159	118	45	48	211	370
Depreciation and amortization	159	141	12	144	297	456

2013
Sales:
Product	$3,044	$7,329	$309	$38,943	$46,581	$49,625
Service	1,259	10,839	1,059	2,944	14,842	16,101
Total sales	4,303	18,168	1,368	41,887	61,423	65,726
Income (loss) from operations	(1,317)	125	(73)	1,993	2,045	728
Assets	15,340	13,046	3,457	17,427	33,930	49,270
Capital expenditures	247	179	7	242	428	675
Depreciation and amortization	116	135	9	126	270	386

Income (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine months ended June 30, 2014, and 2013.

	For the three months ended,				For the nine months ended,
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$3.7	17%	$1.3	7%	$11.8	18%	$12.2	19%
Customer B	$3.6	16%	$2.6	14%	$12.5	19%	$9.9	15%
Customer C	$—	—%	$3.8	20%	$—	—%	$8.0	12%

Accounts receivable from Customer B totaled approximately $3.2 million, which comprised 20% of total consolidated accounts receivable as of June 30, 2014, and $3.5 million, which comprised 26% of total consolidated accounts receivable as of September 30, 2013. We believe that the Company is not exposed to any particular credit risk with respect to the accounts receivable with this customer.

9.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of June 30, 2014
	(Amounts in thousands)
Assets:
Money Market funds	$1,006	$—	$—	$1,006
Total assets measured at fair value	$1,006	$—	$—	$1,006

	As of September 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,503	$—	$—	$3,503
Total assets measured at fair value	$3,503	$—	$—	$3,503

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of June 30, 2014 or September 30, 2013. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2014 or September 30, 2013.

10.    Dividend
On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to shareholders of record as of December 27, 2013, the record date.

On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to shareholders of record as of February 27, 2014, the record date.

On May 14, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2014 to shareholders of record as of May 30, 2014, the record date.

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

Results of Operations

Explanatory note

Beginning in the period ending and as of March 31, 2014, we have renamed our segments. We have renamed the segment that was formerly known as the Systems segment to the High Performance Products and Solutions ("HPPS") segment. We have also renamed the segment that was formerly known as the Service and System Integration segment to the Information Technology Solutions ("ITS") segment.

Overview of the nine months ended June 30, 2014 Results of Operations

Overview:

 Revenue decreased by approximately $0.9 million, or 1%, to $64.9 million for the nine months ended June 30, 2014 versus $65.7 million for the nine months ended June 30, 2013. Our gross profit margin percentage increased overall, from 21% for the nine months ended June 30, 2013 to 24% for the nine months ended June 30, 2014. The increase in the gross profit margin resulted from a higher percentage of revenue having been derived from the HPPS segment and higher royalty revenue in the nine months ended June 30, 2014 versus the prior year nine-month period. The percentage of revenue from the HPPS segment for the nine months ended June 30, 2014 was 16% with royalty revenue of approximately $3.8 million versus 7% and $0.8 million in royalty revenue for the prior year nine-month period. Operating income increased by $0.9 million to approximately $1.6 million for the nine-month period ended June 30, 2014 versus $0.7 million for the nine months ended June 30, 2013. This increase in operating income was due to an increase in gross profit of approximately $1.9 million, a bargain purchase gain of $0.5 million on the acquisition of Myricom, Inc. during the nine months ended June 30, 2014, partially offset by an increase in operating expenses of approximately $1.5 million, due in large part to the operating expenses of Myricom. Net income was $1.4 million for nine-month period ended June 30, 2014 versus $0.4 million for the nine months ended June 30, 2013.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2014 and 2013:

	June 30, 2014	% of sales	June 30, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$64,871	100%	$65,726	100%
Costs and expenses:
Cost of sales	49,152	76%	51,947	79%
Engineering and development	2,372	4%	1,261	2%
Selling, general and administrative	12,169	19%	11,790	18%
Total costs and expenses	63,693	99%	64,998	99%
Bargain purchase gain, net of tax	462	1%	—	—%
Operating income	1,640	2%	728	1%
Other income (expense)	(178)	—%	36	—%
Income before income taxes	1,462	2%	764	1%
Income tax expense	50	—%	387	—%
Net income	$1,412	2%	$377	1%

Sales

The following table details our sales by operating segment for the nine months ended June 30, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the nine Months Ended June 30, 2014:
Product	$5,873	$38,872	$44,745	69%
Services	4,485	15,641	20,126	31%
Total	$10,358	$54,513	$64,871	100%
% of Total	16%	84%	100%

	HPPS	ITS	Total	% of Total
For the nine Months Ended June 30, 2013:
Product	$3,044	$46,581	$49,625	76%
Services	1,259	14,842	16,101	24%
Total	$4,303	$61,423	$65,726	100%
% of Total	7%	93%	100%

	HPPS	ITS	Total	% increase (decrease)
Increase (Decrease)
Product	$2,829	$(7,709)	$(4,880)	(10)%
Services	3,226	799	4,025	25%
Total	$6,055	$(6,910)	$(855)	(1)%
% increase (decrease)	141%	(11)%	(1)%

Total revenues decreased by approximately $0.9 million, or 1%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.  Revenue in the HPPS segment increased for the current year nine-month period versus the prior year nine-month period by approximately $6.1 million, while revenues in the ITS segment decreased by approximately $6.9 million.

Product revenues decreased by approximately $4.9 million, or 10%, for the nine months ended June 30, 2014 compared to the comparable period of the prior fiscal year. Product revenues in the ITS segment decreased by approximately $7.7 million while in the HPPS segment, product revenue increased by approximately $2.8 million for the nine-month period ended June 30, 2014 versus the nine month period ended June 30, 2013.

The increase in product revenues in the HPPS segment of approximately $2.8 million was due substantially to revenues from the acquisition of Myricom, Inc., which the Company acquired during the nine months ended June 30, 2014. Myricom revenues for the period were approximately $4.7 million. Partially offsetting this increase, revenues from our Japanese defense customer, US defense customer and sales from the US PCDA division decreased by approximately $1.4 million, $0.4 million and $0.1 million, respectively.

In the US division of the ITS segment, product sales decreased by approximately $9.6 million, while product sales in the German and UK divisions of the segment increased by approximately $0.8 million, and $1.0 million, respectively.

In the US division's existing customer base, product sales to major customers in the IT Hosting vertical and the Education vertical decreased by approximately $8.0 million and $1.3 million, respectively. The decrease in the IT hosting vertical was due to the loss of a major customer in this vertical. The decrease in the Education vertical reflected a non-recurring large project in the prior year.

In Germany, the $0.8 million increase in product revenue was the result of increased sales in the division’s telecommunications vertical of approximately $0.9 million, favorable foreign exchange rate fluctuation and $0.4 million, partially offset by decreased sales of $0.5 million in all other verticals. In the UK, the increase in product sales of approximately $1.0 million is attributable to increased sales resources focused on increasing product sales in that region.

Service revenues increased by approximately $4.0 million, or 25%.  This increase was made up of an increase in the HPPS segment of $3.2 million and an increase in the ITS segment of approximately $0.8 million. The increase in the HPPS segment service revenue was due to higher royalty income recorded in the nine months ended June 30, 2014 which was approximately $3.8 million versus $0.8 million for the nine months ended June 30, 2013. In addition revenue from maintenance contracts increased by approximately $0.2 million for the nine months ended June 30, 2014 versus the nine months ended June 30, 2013.

The increase in service revenues in the ITS segment was due to an increase in the German division, where service revenue increased by approximately $1.4 million, partially offset by a decrease in service revenues of approximately $0.6 million in the US division. In Germany, the increase in service sales was made up of approximately $0.5 million from favorable foreign exchange, and increased service revenues in the division's telecommunications vertical of approximately $1.4 million. These increases were partially offset by decreased sales in the industrial and IT Services verticals of approximately $0.4 million and $0.1 million, respectively. The decrease in service revenue in the US division of the segment was primarily from lower professional service project revenue of approximately $0.3 million and lower third party maintenance revenue of approximately $0.3 million for the nine months ended June 30, 2014 versus the nine months ended June 30, 2013.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the nine months ended,
	June 30, 2014%		June 30, 2013%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$40,846	63%	$43,699	66%	$(2,853)	(7)%
Europe	22,548	35%	19,590	30%	2,958	15%
Asia	1,477	2%	2,437	4%	(960)	(39)%
Totals	$64,871	100%	$65,726	100%	$(855)	(1)%

The decrease in Americas revenue for the nine months ended June 30, 2014 versus the nine months ended June 30, 2013 was primarily the result of an overall decrease in sales to the Americas in the ITS segment where combined product and service sales to US customers decreased by an aggregate $9.3 million where the IT Hosting vertical and the Education vertical decreased by approximately $8.0 million and $1.3 million, respectively. The decrease in the IT hosting vertical was due to the loss of a major customer in this vertical. The decrease in the Education vertical reflected a non-recurring large project in the prior year. This decrease was partially offset by an increase in sales to US customers in the HPPS segment of approximately $6.4 million, which was driven by Myricom sales to US customers of approximately $3.8 million and increased sales in the US defense vertical of the HPPS segment of approximately $2.6 million. The change in sales in Europe was from an increase of approximately $0.7 million from the HPPS segment, attributable to Myricom sales, and an increase in sales from the European divisions of the ITS segment of approximately $2.2 million. The decrease in Asia sales was the result of $1.2 million in lower sales from the HPPS segment to our customer which supplies the Japanese Department of Defense partially offset by increased sales of approximately $0.2 million to commercial Asian customers of Myricom products.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the nine months ended June 30, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the nine Months Ended June 30, 2014:
Product	$3,474	$33,796	$37,270	76%
Services	110	11,595	11,705	24%
Amortization of inventory step-up and intangibles	177	—	177	—%
Total	$3,761	$45,391	$49,152	100%
% of Total	8%	92%	100%
% of Sales	36%	83%	76%
Gross Margins:
Product	41%	13%	17%
Services	98%	26%	42%
Total	64%	17%	24%

For the nine Months Ended June 30, 2013:
Product	$1,295	$39,889	$41,184	79%
Services	222	10,541	10,763	21%
Amortization of inventory step-up and intangibles	—	—	—	—%
Total	$1,517	$50,430	$51,947	100%
% of Total	3%	97%	100%
% of Sales	35%	82%	79%
Gross Margins:
Product	57%	14%	17%
Services	82%	29%	33%
Total	65%	18%	21%

Increase (decrease)
Product	$2,179	$(6,093)	$(3,914)	(10)%
Services	(112)	$1,054	942	9%
Amortization of inventory step-up and intangibles	177	$—	177	—%
Total	$2,244	$(5,039)	$(2,795)	(5)%
% Increase (decrease)	148%	(10)%	(5)%
% of Sales	1%	1%	(3)%
Gross Margins:
Product	(16)%	(1)%	—%
Services	16%	(3)%	9%
Total	(1)%	(1)%	3%

Total cost of sales decreased by approximately $2.8 million, or 5% when comparing the nine months ended June 30, 2014 versus the nine months ended June 30, 2013. This proportionally greater decrease in cost of sales of 5% despite only a 1% decrease in sales, which resulted in a more favorable GPM of 24% for the nine months ended June 30, 2014 versus 21% for

2013, was attributable to a greater proportion of HPPS segment revenue; 16% for the nine months ended June 30, 2014 versus 7% for the nine months ended June 30, 2013 with higher royalty revenues for the nine months ended June 30, 2014 versus the prior year nine-month period.

In the ITS segment, the overall GPM decreased from 18% for the nine months ended June 30, 2013 versus 17% for nine month periods ended June 30, 2014. This decrease was due to lower GPM in both the US and German locations. In the US we saw lower GPM due mainly to the loss of a significant customer, which made up a significant portion of prior year revenues with high-margin business. The GPM in Germany decreased significantly in the current year quarter, due to increased headcount in service delivery operation with low utilization and lower-GPM product sales mix.

In the HPPS segment, the overall GPM decreased from 65% to 64%.  This was due to two primary factors; (i) amortization of inventory step-up valuation and intangibles expense associated with the Myricom acquisition negatively impacted the GPM in the segment by one percentage point (that is, without this expense, the GPM would have been 65% for the nine months ended June 30, 2014) and (ii) the impact of the Myricom sales as part of the revenue mix for the nine months ended June 30, 2014. The GPM on Myricom products was 44% whereas, in the legacy multicomputer business the GPM was 82% with the higher royalty revenue for the nine months ended June 30, 2014 versus the nine months ended June 30, 2013. The blended GPM of Myricom and legacy Multicomputer GPM resulted in the 64% GPM for the nine months ended June 30, 2014.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the nine months ended June 30, 2014 and 2013:

	For the nine months ended,
	June 30, 2014	% of Total	June 30, 2013	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
High Performance Products and Solutions	$2,372	100%	$1,261	100%	$1,111	88%
Information Technology Solutions	—	—	—	—	—	—
Total	$2,372	100%	$1,261	100%	$1,111	88%

The increase shown in the table above was due primarily to engineering expenses of Myricom, which the Company acquired during the nine months ended June 30, 2014. R&D expenses associated with the added headcount of Myricom were approximately $1.0M and Multicomputer R&D expenses increased by approximately $0.1M due to increased headcount and higher materials expenses.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2014 and 2013:

	For the nine months ended,
	June 30, 2014	% of Total	June 30, 2013	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
High Performance Products and Solutions	$3,433	28%	$2,842	24%	$591	21%
Information Technology Solutions	8,736	72%	8,948	76%	(212)	(2)%
Total	$12,169	100%	$11,790	100%	$379	3%

SG&A expenses increased in the HPPS segment due to expenses associated with Myricom which were approximately $0.8 million, partially offset by lower legal expenses which decreased by approximately $0.2 million due to a proxy matter in the prior year, which was non-recurring. The decrease in the ITS segment was due primarily to lower commissions expense of approximately $0.2 million in the US division due to lower revenue and gross profit in that division.

Other Income/Expenses

The following table details our other income (expense) for the nine months ended June 30, 2014 and 2013:

	For the nine months ended,
	June 30, 2014	June 30, 2013	Decrease
	(Amounts in thousands)
Interest expense	$(64)	$(64)	$—
Interest income	4	23	(19)
Foreign exchange gain (loss)	(120)	18	(138)
Gain (loss) on sale of fixed assets	(2)	17	(19)
Other income, net	4	42	(38)
Total other income (expense), net	$(178)	$36	$(214)

The unfavorable variance in the foreign exchange gain (loss) for the nine month periods ended June 30, 2014 versus the comparable period of 2013 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries, mainly US dollar holdings in the UK.

Overview of the three months ended June 30, 2014 Results of Operations

Overview:

 Revenue increased by approximately $3.6 million, or 18.9%, to $22.6 million for the three months ended June 30, 2014 versus $19.0 million for the three months ended June 30, 2013. Our gross profit margin percentage for the three months ended June 30, 2014 was 27% compared to the gross profit margin percentage for the three months ended June 30, 2013 which was 20%. The increase in the gross profit margin resulted from a higher percentage of revenue having been derived from the HPPS segment and higher royalty revenue in the three months ended June 30, 2014 versus the prior year three-month period. The percentage of revenue from the HPPS segment for the three months ended June 30, 2014 was 21% with royalty revenue of approximately $1.9 million versus 3% and and no royalty revenue for the prior year three-month period. Operating income increased to approximately $1.0 million for the three-month period ended June 30, 2014 versus an operating loss of $0.7 million for the three months ended June 30, 2013. This increase in operating income was due to an increase in gross profit of approximately $2.3 million due to the higher revenue and gross profit margin, partially offset by an increase in operating expenses of approximately $0.6 million, due in large part to the operating expenses of Myricom. Net income was $0.9 million for the three-month period ended June 30, 2014 versus a net loss of $0.5 million for the three months ended June 30, 2013.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2014 and 2013:

	June 30, 2014	% of sales	June 30, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$22,636	100%	$19,033	100%
Costs and expenses:
Cost of sales	16,532	73%	15,198	80%
Engineering and development	945	4%	437	2%
Selling, general and administrative	4,192	19%	4,065	22%
Total costs and expenses	21,669	96%	19,700	104%
Operating income (loss)	967	4%	(667)	(4)%
Other income (expense)	(104)	—%	2	—%
Income (loss) before income taxes	863	4%	(665)	(4)%
Income tax benefit	(36)	—%	(187)	(1)%
Net income (loss)	$899	4%	$(478)	(3)%

Sales

The following table details our sales by operating segment for the three months ended June 30, 2014 and 2013

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2014:
Product	$2,697	$12,980	$15,677	69%
Services	2,137	4,822	6,959	31%
Total	$4,834	$17,802	$22,636	100%
% of Total	21%	79%	100%

	HPPS	ITS	Total	% of Total
For the Three Months Ended June 30, 2013:
Product	$454	$14,329	$14,783	78%
Services	159	4,091	4,250	22%
Total	$613	$18,420	$19,033	100%
% of Total	3%	97%	100%

	HPPS	ITS	Total	% Increase
Increase (Decrease)
Product	$2,243	$(1,349)	$894	6%
Services	1,978	731	2,709	64%
Total	$4,221	$(618)	$3,603	19%
% Increase (decrease)	689%	(3)%	19%

The increase in sales shown and described above was due to several factors:

The increase in product sales in the HPPS segment was driven by Myricom product sales of approximately $2.2 million.

The decrease in product sales in the ITS segment was driven by decreased sales volume of approximately $3.5 million from our US location partially offset by an increase of approximately $1.9 million in the German location of the segment, and by an increase of $0.3 million in our UK location. The decrease in the US was from decreased product sales into the IT Hosting vertical, due to the loss of a major customer in this vertical. In Germany, product sales increased due to favorable currency fluctuation which impacted product sales by approximately $0.2 million and increased sales in the division's telecommunications vertical of approximately $1.9 million. The increase in the UK was attributable to the hiring of increased sales resources focused on increasing product sales in that region.

The increase in services revenue in the HPPS segment was due to an increase in royalty revenue of approximately $1.9 million and an increase of approximately $0.1 million in maintenance revenue for existing programs. The decrease in services revenue in the ITS segment included a $0.2 million increase in service revenue in the US division of the segment from a larger number of managed service contracts and professional service project revenue for the three months ended June 30, 2014 versus the three months ended June 30, 2013. Service revenues in our German location also increased by $0.5 million from favorable currency movement which accounts for an increase of $0.2 million and increased service revenues in the telecommunications vertical of approximately $0.3 million.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the three months ended,
	June 30, 2014%		June 30, 2013%		$ Increase	% Increase
	(Dollar amounts in thousands)
Americas	$14,421	64%	$14,009	74%	$412	3%
Europe	7,728	34%	4,925	26%	2,803	57%
Asia	487	2%	99	—%	388	392%
Totals	$22,636	100%	$19,033	100%	$3,603	19%

The increase in Americas revenue for the three months ended June 30, 2014 versus the three months ended June 30, 2013 was primarily the result of an overall increase in sales to the Americas in the HPPS segment. Sales to US customers in the segment increased by approximately $3.5 million, which was driven by Myricom sales to US customers of approximately $1.8 million and the royalty sales increase of approximately $1.9 million, partially offset by lower product sales in the HPPS segment to other US customers. In the ITS segment combined product and service sales to US customers decreased by an aggregate $3.0 million. The increase in sales in Europe was from an increase in sales from the European divisions of the ITS segment of approximately $2.6 million and an increase of approximately $0.2 million from the HPPS segment, attributable to Myricom sales. The increase in Asia sales was the result of (i) higher sales in the HPPS segment to our customer which supplies the Japanese Department of Defense, which accounted for approximately $0.2 million of the increase and (ii) Myricom sales into Asia of approximately $0.2 million.

Cost of Sales and Gross Margins

The following table details our cost of sales and gross profit margins by operating segment for the three months ended June 30, 2014 and 2013:

	HPPS	ITS	Total	% of Total

For the Three Months Ended June 30, 2014:
Product	$1,555	$11,493	$13,048	79%
Services	16	3,458	3,474	21%
Amortization of inventory step-up and intangibles	10	—	10	—%
Total	$1,581	$14,951	$16,532	100%
% of Total	10%	90%	100%
% of Sales	33%	84%	73%
Gross Margins:
Product	42%	11%	17%
Services	99%	28%	50%
Total	67%	16%	27%

For the Three Months Ended June 30, 2013:
Product	$316	$11,968	$12,284	81%
Services	95	2,819	2,914	19%
Amortization of inventory step-up and intangibles	—	—	—	—%
Total	$411	$14,787	$15,198	100%
% of Total	3%	97%	100%
% of Sales	67%	80%	80%
Gross Margins:
Product	30%	16%	17%
Services	40%	31%	31%
Total	33%	20%	20%

Increase (decrease)
Product	$1,239	$(475)	$764	6%
Services	(79)	639	560	19%
Amortization of inventory step-up and intangibles	10	—	10	—%
Total	$1,170	$164	$1,334	9%
% increase (decease)	285%	1%	9%
% of Sales	(34)%	4%	(7)%
Gross Margins:
Product	12%	(5)%	—%
Services	59%	(3)%	19%
Total	34%	(4)%	7%

Cost of sales increased due to the increase in sales as described above. The overall gross profit margin ("GPM") was 27% for the current year three-month period versus 20% for the prior year.

The HPPS GPM increased to 67% versus the prior year GPM of 33% for the quarter due primarily to the royalty revenue of $1.9M in the three months ended June 30, 2014, versus zero in the prior year quarter.

The lower GPM in the ITS segment for the three months ended June 30, 2014 was due to lower GPM both the US and German locations. In the US we saw lower GPM due mainly to the loss of a significant customer, which made up a significant portion of prior year revenues with high-margin business. The GPM in Germany decreased significantly in the current year quarter, due to increased headcount in service delivery operation with low utilization lower-GPM product sales mix.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the three months ended June 30, 2014 and 2013:

	For the three months ended,
	June 30, 2014	% of Total	June 30, 2013	% of Total	$ Increase	% Increase

By Operating Segment:
High Performance Products and Solutions	$945	100%	$437	100%	$508	116%
Information Technology Solutions	—	—	—	—%	—	—%
Total	$945	100%	$437	100%	$508	116%

The increase shown in the table above was due primarily to engineering expenses of Myricom, which the Company acquired during the nine months ended June 30, 2014. R&D expenses associated with the added headcount of Myricom were approximately $0.5M.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2014 and 2013:

	For the three months ended,
	June 30, 2014	% of Total	June 30, 2013	% of Total	$ Increase (decrease)	% Increase (decrease)

By Operating Segment:
High Performance Products and Solutions	$1,309	31%	$858	21%	$451	53%
Information Technology Solutions	2,883	69%	3,207	79%	(324)	(10)%
Total	$4,192	100%	$4,065	100%	$127	3%

In the HPPS segment SG&A expenses increased due to Myricom's SG&A expense which was approximately $0.3 million for the quarter, and higher commission expense in CSPI of approximately $0.1 million from the higher revenues versus the prior year quarter. Partially offsetting these increases were lower SG&A expenses in the US division of the ITS segment which decreased by approximately $0.3 million due to lower commissions expense resulting from the lower revenue and gross profit.

Other Income/Expenses

The following table details our other income (expense) for the three months ended June 30, 2014 and 2013

	For the three months ended,
	June 30, 2014	June 30, 2013	Decrease
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	1	4	(3)
Foreign exchange loss	(67)	13	(80)
Other income expense, net	(17)	6	(23)
Total other expense, net	$(104)	$2	$(106)

Other income (expense) increased primarily as the result of foreign exchange losses on US dollar account holdings in our European subsidiaries.

Income Taxes

Income Tax Provision

The Company recorded income tax benefit of approximately $36 thousand for the quarter ended June 30, 2014, reflecting an effective income tax rate of 4% for the period compared to income tax benefit of approximately $0.2 million for the quarter ended June 30, 2013, which reflected an effective tax rate of 28%. For the nine months ended June 30, 2014 the Company recorded income tax expense of $50 thousand, reflecting an effective income tax rate of 3%, compared to income tax expense of $387 thousand, reflecting an effective income tax rate of 51% for the nine months ended June 30, 2013. The tax benefit for the quarter ended June 30, 2014, and lower tax rate for the nine months ended June 30, 2014, was due to (i) the bargain purchase gain related to the Myricom acquisition gave rise to a deferred tax charge which is netted against the gain for book purposes, as opposed to showing as income tax expense and (ii) we reversed $0.3 million in uncertain tax positions which offset tax expense for the three months ended June 30, 2014, due to the statute of limitations on these uncertain tax positions expiring.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $2.2 million to $16.5 million as of June 30, 2014 from $18.6 million as of September 30, 2013. At June 30, 2014, cash equivalents consisted of money market funds which totaled $1.0 million.

Significant uses of cash for the nine months ended June 30, 2014 included an increase in accounts receivable of approximately $2.1 million, an increase in inventories of approximately $1.2 million, an increase in other current assets of approximately $0.5 million, cash paid to acquire Myricom of $0.5 million and dividends of approximately $1.1 million. Significant sources of cash included net income of approximately $1.4 million, an increase in accounts payable and accrued expenses of approximately $0.4 million, an increase in deferred revenue of approximately $1.7 million and depreciation and amortization of approximately $0.5 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $7.5 million as of June 30, 2014 and $6.6 million as of September 30, 2013. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

 Internal Controls over Financial Reporting

As we have previously reported, management identified a material weakness as of March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness was in connection with our determination that we did not sufficiently assess and apply certain aspects of ASC 605-45-45, Revenue Recognition − Principal Agent Considerations, to the particular facts and circumstances of certain of our revenue arrangements.  This ASC (formerly contained in EITF 99-19), includes indicators of gross versus net revenue arrangements. We therefore determined that this failure to accurately assess an accounting principle amounted to a material weakness in our controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated.

Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2014, in response to the identification of the material weakness referred to above, management assessed various alternatives to modify our existing internal control processes and systems to remediate this material weakness. We have implemented enhanced internal auditing procedures whereby revenue transactions are being put through a more rigorous review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. We incorporated this process into our existing internal control structure to insure that we applied the appropriate accounting for these transactions beginning with the quarter ended June 30, 2014.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30
2014, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 13, 2014	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: August 13, 2014	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30
2014, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith