Form 10-K
period 2014-09-30
CSP INC /MA/
filed 2014-12-23
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,577,347 based on the closing sale price of $7.71 as reported on the Nasdaq Global Market.

As of December 2, 2014, we had outstanding 3,619,148 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2014.

i

PART I

Item 1.	Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of our industrial, commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems.

Segments

CSPI operates in two segments, High Performance Products and Solutions ("HPPS") segment and the Information Technology Solutions ("ITS") segment.

•
The HPPS segment designs and manufactures computing systems for digital signal processing ("DSP") applications within the defense market and Ethernet adapters that are offered in both commercial and government verticals. Our signal processing revenue flows from a modest number of high-value customers. We continue to invest research and development ("R&D") into follow-on products that target next-generation opportunities for these customers. In parallel with this, the HPPS segment has a strategic goal of designing and manufacturing new product lines more synergistic with the Company's ITS Segment. Included in the HPPS segment, the fiscal year ended September 30, 2014 results include our acquisition of selected assets from Myricom, Inc. (the "Myricom Assets"), which was effective as of November 4, 2013. The acquisition of the Myricom Assets supports our strategic direction to target next generation opportunities that further our goal of realizing synergies with our ITS segment. The Myricom Assets acquired consist primarily of an assembled workforce, inventory and a product line consisting of Ethernet adapters targeting three specialized markets: (1) packet capture, (2) financial transactions, and (3) storage. The packet capture market includes government applications as well as original equipment manufacturers ("OEMs") sales into vendors of computer security appliances. Our financial customers are banks, brokerages, and other trading firms looking for low latency adapters with added-value features specifically tied to market data feeds. Our storage customers are primarily using our adapters for film editing but we also derive revenue from supercomputer installations and cable head ends. (By "storage" we refer to network adapters used to access storage subsystems.) In 2014, the Segment began investing R&D into a new generation of network adapter products which are expected to see early revenue starting in 2015. Our networking products primarily sell through distribution. Our Ethernet adapter products have a lower average selling price ("ASP") than our signal processing products but sell in much higher volumes.

•
The ITS Segment consists of the computer maintenance, integration services and third-party computer hardware and software value added reseller (“VAR”) businesses of our Modcomp subsidiary (“Modcomp”). Modcomp is a wholly owned subsidiary of CSPI which operates in the United States, Germany and the United Kingdom (the “U.K.”). Modcomp markets and sells services and third party products through its own direct sales force. Modcomp provides professional services for complex IT environments including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions. Modcomp also provides managed IT services. The company leverages its IT expertise into a variety of vertical markets including automotive; defense; healthcare; education; federal, state and local government; maritime and many others.

Financial Information about Industry Segments

The following table details our sales by operating segment for fiscal years ending September 30, 2014 and 2013. Additional segment and geographical information is set forth in Note 14 to our financial statements.

Segment	2014	%	2013	%
	(Amounts in thousands)
HPPS	$14,535	17%	$7,000	8%
ITS	70,084	83%	80,619	92%
Total Sales	$84,619	100%	$87,619	100%

HPPS segment

Products and Services

In The HPPS segment, we design, manufacture and deliver products and services to customers which require specialized networking and signal processing.

CSPI's DSP product line (the "Multicomputer Products") utilizes commercially available, industry standard compliant hardware components and open source software to deliver a high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, interconnected by a high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI's leadership in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms make these products a natural fit for applications in the military/defense markets.

CSPI’s Ethernet adapters and solutions (the “Myricom Products") consist of high performance 10GbE networking adapters and application software specialized for vertical markets. By optimizing latency, throughput and cost, these solutions address the requirements of applications in the packet capture, financial transaction, and storage interconnect markets.

Products

CSPI’s HPPS segment continues to offer the MultiComputer product portfolio including its 2000 SERIES VME and 3000 SERIES VXS systems. 2000 SERIES products, with PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect are in deployment by customers in the aerospace, commercial and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability.

The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, delivers next generation performance to its predecessor products in interconnect bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES VXS product line targets high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10-Gigabit Ethernet technology, the 3000 SERIES VXS supports the most prevalent networking standard found in both business and industrial settings.

With the purchase of the Myricom Assets, the HPPS segment acquired the interconnect technology critical to its latest generation of MultiComputer products as well as a strong base of new customers in commercial growth markets. The Company now offers Myricom Myri-10G Ethernet adapters and associated network adapter software. Myri-10G is a family of high performance 10 Gigabit Ethernet adapters for Linux, Windows, Mac OS X and VMware ESX.
During fiscal year 2014, CSPI has expanded the Myricom Product portfolio by adding a 10GBASE-T network adapter, and new versions of the Myricom DBL™ and Sniffer10G application software. The 10GBASE-T adapters offer the high throughput of 10 Gigabit Ethernet and the convenience of running up to 100 meters on standard CAT 6a cables for customers in the Video Content Creation market. The newest version of DBL™ delivers reduced latency and support for Arista Networks DANZ time stamping as well as support for the latest Windows Operating Systems including Windows Server 2012R2. The latest version of the Sniffer10G Application Programming Interface ("API") provides enterprise and government customers the ability to capture, inject, and analyze all network traffic at line rate on a 10Gigabit Ethernet network. Featuring 100% lossless packet capture and packet injection, this performance enables thorough inspection of the network traffic to provide better detection of threats for cyber security environments. Sniffer10G serves a number of market segments including network surveillance, deep packet inspection and as a critical technology component within distributed denial-of-service (DDoS) defense appliances.

Royalties

    We license the design of certain of our 2000 SERIES computer processor boards and switched interconnect technology. In exchange for licensing this technology, we receive a royalty payment for each processor board that the licensee produces that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We market our MultiComputer products to defense and commercial markets with an emphasis on applications requiring the analysis of complex signals such as sonar, radar, seismic exploration and scientific/engineering research. We commercially distribute our products in these markets as an OEM supplier to system integrators, distributors and value-added resellers. In these markets, the supplier/customer relationship is viewed as a long-term strategic partnership.

A prime contractor will typically incorporate our products into its own future product developments and, therefore, will need early access to low-level, detailed technical specifications and prototype units. These prime contractors typically demand long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building business partnerships. However, the result of this partnership is a strong potential for long-term revenue streams as programs progress from development phases into deployment.

Our use of high performance embedded computing technologies to support information exchange in real-time is becoming increasingly significant to 21st century “network centric warfare” military operations. In addition to upgrades of existing military programs there has been steady growth of new programs requiring signal/image processing and analysis equipment. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies by program and often extends beyond twenty-four months. Our focus for fiscal 2015 and beyond is to continue to build interest in our 3000 SERIES VXS products that integrate the latest PowerPC with AltiVec processors, while continuing to support established products and existing customer relationships.
Financial Transactions Market

Myricom network adapters with DBL™ application software address the need for the ultra-low latency required in the world of financial trading. Running DBL™ on Myri-10G extreme performance network adapters provides unmatched acceleration for 10-Gigabit Ethernet environments, with benchmarked application-to-application latency in the single digit microseconds for Linux and Microsoft Windows.

Packet Capture Market

Myricom Sniffer10G software, running on Myri-10G 10-Gigabit Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low host-CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis; test, measurement and packet generation; deep packet inspection (DPI); and as a critical technology component within distributed denial-of-service (DDoS) defense appliances.

Storage Interconnect Market

Myricom network adapters are used in a wide range of applications that connect to storage subsystems using Ethernet. Most of these customers are using content creation applications from the storage system to video editing work stations. We also have customers in the supercomputing market and building cable head ends. Theses adapters with the Myri10GE software deliver best in class throughput performance for UDP and TCP operations.

Competition

The HPPS segment's markets are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete favorably as a provider of high-performance products and solutions.

Our direct competitors for the Multicomputer products are Mercury Computer Inc., Kontron, Curtis Wright and G. E. Intelligent Platforms. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Emerson, HP, IBM and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and are formidable competitors in compute intensive applications, such as radar and sonar. While our products are designed to offer the best overall value in combined performance, features and price, we may not overcome the capabilities of larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size and specialized packaging, is the primary factor in the buying decision.

A continued presence in this market depends upon maintaining our strategic partnerships and providing high density and scalability in a compact, low power and cost effective package that can easily be integrated into OEM designs for high performance computation. Since the majority of sales are to prime contractors, the principal barrier to gaining market share is the reluctance of established users to redesign their product once it is in production. A key area of opportunity exists in design wins on new programs.

Our direct competitors for the Myricom products are Solarflare and Intel. In specific application areas we also compete with Napatech and Accolade Technology for the packet processing business; Small Tree, ATTO, and Chelsio in the content creation/post production markets; and Mellanox in the Financial Services arena.

Intel solutions will remain attractive to customers in markets that require the lowest price and whose needs are met by commodity hardware adapters. To compete, the Myricom products must offer a value-proposition based on enhanced features, such as support of faster (40/100GbE) networks, precision time stamping and lossless packet capture, to justify our price differential.

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

Myricom Products are shipped to our customers directly from our plants in Pasadena, California and Billerica, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of network adapters that are designed by us and fabricated by outside vendors. Upon receipt of material and components by us from outside suppliers, our quality assurance technicians inspect these products.

We provide a warranty covering defects arising from products sold and service performed, which varies from 90 days to one year, depending upon the particular unit.

Customer Support

Customer support for MultiComputer products consists of telephone assistance, on-site service, system installation, training and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

Customer support for Myricom products consists of telephone assistance, on-site service, system installation, training and education. We provide product support service during the warranty period. Customers may purchase extended software and hardware maintenance and on-site service contracts for support beyond the warranty period.

Customer service support is provided by employees located at our offices in Billerica, Massachusetts and Pasadena California for HPPS segment customers.

Sources and Availability of Raw Materials

Several components used in our HPPS segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Freescale Semiconductor, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast, we do not consider the risk of interruption of supply to be significant to meet our projected revenue requirements for the near term, because we have adequate inventory on hand and/or our requirements currently exist in the supply chain.

Research and Development

For the year ended September 30, 2014, our expenses for research and development were approximately $3.5 million compared to approximately $1.9 million for fiscal year 2013. Expenditures for research and development are expensed as they are incurred. Product development efforts in fiscal year 2014 involved enhancements to our VXS product line, with a focus on continuing to provide our customers with increased processing capabilities based on the latest industry standard technologies: Freescale QorIQ  multi-core processors, 10 and 40 Gigabit Ethernet support and our optimized DSP library. For Myricom products, we expect to continue to make investments related to the development of new hardware adapter products and the software that enables the hardware to meet the needs of specific applications. Our current development plan is intended to extend the usefulness and marketability of these products by reducing latency, improving precision time stamping capabilities, and adding features, such as enhanced arbitration, to deliver products fine-tuned to meet the needs of our markets.

We do not have any patents that are material to our business.

Backlog

The backlog of customer orders and contracts in the HPPS segment was approximately $0.2 million at September 30, 2014 as compared to $0.4 million at September 30, 2013. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders representing prime contractor purchases. It is expected that all of the customer orders in backlog will ship within the next twelve months.

ITS Segment

Products and Services

Integration Solutions

In the ITS segment, we focus on VAR integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site and to offer high value IT consulting services to deliver solutions.

Third-Party Hardware and Software

Modcomp sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, IBM, Juniper Networks, Dell, Citrix, EMC, Intel, VMWare, Fortinet, nCircle, Microsoft, Arcsight and Checkpoint. Through our supplier relationships with these vendors, we are able to offer competitively priced best-of-breed products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Implementation, integration, migration, configuration, installation services and project management.

•
Unified Storage Platforms ("USPs"). We help our customers implement USP solutions using products from Dell, EMC, HP and NetApp. USPs have advantages over conventional storage architecture. These advantages include cost savings from better utilization of hardware and lower headcount requirements to run and maintain data storage systems, higher availability and faster data access rates resulting in increased productivity.

•
Virtualization. We implement virtualization solutions using products from companies such as VMWare and Citrix. Virtualization allows one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments. With virtual servers and desktops, users can host multiple operating systems and applications, which can eliminate physical and geographical limitations. Other benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery processes.

•
Enterprise security intrusion prevention, network access control and unified threat management. Using third-party products from companies like Checkpoint, Palo Alto, Juniper Networks and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.

•	IT security compliance services. We provide services for IT security compliance with personal privacy laws such as PCI, HIPAA and internal control regulations under the Sarbanes-Oxley Act.

•	Unified communications, wireless and routing and switching solutions using Cisco Systems and Aruba Networks products and services.

•
Custom software applications and solutions development and support. We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, SharePoint and OnBase. We are a Microsoft Gold Partner.

•	Managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.

•	Maintenance and technical support both for third-party products and proprietary Modcomp legacy PCDA systems, including hardware and software, operating system and user support.

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products and services we sell through sales offices in the U.S., Germany and the U.K. using our direct sales force (for a list of our locations, see Item 2 of this Form 10-K).

Competition

The primary competition in the ITS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG, Presidio and Computacenter AG & Co oHG. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell including Cisco Systems, IBM, HP EMC and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the ITS segment include procurement capability, product diversity which enables the delivery of complete and custom solutions to our customers and the strength of our key partner relationships with the major IT OEMs. We also consider our ability to supply unique and/or specialized needs of the SMB and LEB markets and our strong knowledge of the IT products that we sell to be a key competitive advantage. Our ability to provide managed services through our network operations center and the consulting integration services required to design and install the custom solutions that fit our customers' IT needs are distinct competitive advantages. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the ITS segment was approximately $6.6 million at September 30, 2014, as compared to $7.7 million at September 30, 2013. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided within the next twelve months.

Significant Customers

See Note 14 to the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2014 and 2013.

Employees

On September 30, 2014, we had approximately 176 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we had no work stoppages. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 14 to the notes to the consolidated financial statements.

Item 1A.	Risk Factors

We depend on a small number of customers for a significant portion of our revenue and loss of any customer could significantly affect our business

We are dependent on a small number of customers for a large portion of our revenues. Both the HPPS and ITS segments are reliant upon a small number of significant customers, the loss of any one of which could have a material adverse effect on our business. A significant diminution in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to have continued growth or need for services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We depend on contracts with the federal government for a significant portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 7% of our total revenue in FY2014 and 7% of our total revenue in FY2013 from the Department of Defense ("DoD") as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended through the entire government 2015 fiscal year, and sequestration is not alleviated, it could continue to have significant consequences to our business and our industry.

Additionally, our business could be seriously affected as the demand for and priority of funding for combat operations in Afghanistan decreases which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the DoD or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.
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

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted

Several components used in our HPPS products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components, Freescale for many of our PowerPC line of processors and Intel for our microprocessors, and Wind River Systems, Inc. for VxWorks operating system software. Generally, suppliers may terminate their purchase orders with us without cause upon 30 days' notice and may cease offering products to us upon 180 days' notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Mellanox Technologies or Freescale were to limit or reduce the sale of such components to us, or if these or other component suppliers to us, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying us with the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our International Operations are Subject to a Number of Risks
We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 37% and 33% of our total revenue for the fiscal years ended September 30, 2014 and 2013, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Many of our competitors are substantially larger than we are and have greater access to capital resources. In addition, due to the rapidly changing nature of technology, new competitors may emerge of which we have no current awareness. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Such competitors could have a negative impact on our ability to win future business opportunities. There can be no assurance that a new competitor will not attempt to penetrate the various markets for our products and services. Their entry into markets historically targeted by us may have a material adverse effect on our business, financial condition and results of operations.

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

To be successful, we must respond to the rapid changes in technology. If we are unable to do so on a timely basis our business could be materially adversely affected.

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

The design-in process is typically lengthy and expensive and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or if there is any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected, particularly in our HPPS segment. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We need to continue to expend resources on research and development efforts to meet the needs of our customers. If we are unable to do so, our products could become less attractive to customers and our business could be materially adversely affected.

The industry in which our HPPS segment competes is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI's commitment to invest in research and development, spending as a percent of revenues may fluctuate in the future.

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

Listed below are our principal facilities as of September 30, 2014. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
HPPS segment Properties:
CSP Inc.	Corporate Headquarters	Leased	11,450 S.F.
43 Manning Road	Manufacturing, Sales,
Billerica, MA	Marketing and
Administration

CSP Inc., DBA Myricom	Sales, Marketing and	Leased	2,450 S.F.
3871 East Colorado Blvd	Administration
Pasadena, CA

ITS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	15,482 S.F.
1500 S. Powerline Road	Sales, Marketing and
Deerfield Beach, FL	Administration

Modcomp, Inc.	Sales, Marketing and Service	Leased	1,356 S.F.
9155 South Dadeland Blvd, Suite 1112
Miami, FL

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	12,443 S.F.
Oskar-Jager-Strasse 50	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
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

	2014		2013
Fiscal Year:	High	Low	High	Low
1st Quarter	$8.39	$6.71	$6.65	$4.51
2nd Quarter	8.79	7.29	6.89	5.09
3rd Quarter	7.89	6.50	9.43	5.36
4th Quarter	8.48	6.80	8.94	6.62

Stockholders.    We had approximately 101 holders of record of our common stock as of December 22, 2014. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately1,600.

Dividends.     On December 10, 2012, the Company's board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012. On May 8, 2013, the Company's board of directors declared a cash dividend of $0.10 per share which was paid on June 3, 2013 to stockholders of record as of May 24, 2013. On August 7, 2013, the Company's board of directors declared a cash dividend of $0.10 per share which was paid on August 30, 2013 to stockholders of record as of August 21, 2013.

On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to stockholders of record as of December 27, 2013. On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to stockholders of record as of February 27, 2014. On May 14, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2014 to stockholders of record as of May 30, 2014. On August 6, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on August 29, 2014 to stockholders of record as of August 21, 2014.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements related to statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements.

Overview of Fiscal 2014 Results of Operations

CSPI operates in two segments:

•
HPPS - the HPPS segment consists of our MultiComputer Division which designs, commercially develops and manufactures signal processing computer platforms that are used primarily in military applications, Ethernet adaptors and the process control and data acquisition (“PCDA”) proprietary hardware business of our Modcomp subsidiary.

•	ITS - the ITS segment includes the computer systems' maintenance and integration services and third-party computer hardware and software products businesses of our Modcomp subsidiary.

Key results include:

•	Revenue decreased by approximately $3.0 million, or 3%, to $84.6 million for the year ended September 30, 2014 versus $87.6 million for the year ended September 30, 2013.

•
For the year ended September 30, 2014, we had an operating profit of approximately $1.7 million versus an operating profit of approximately $0.7 million for the year ended September 30, 2013, for an increase of approximately $1.0 million.

•
For the year ended September 30, 2014, net income was approximately $1.3 million versus net income of approximately $0.4 million for the year ended September 30, 2013, for an increase of approximately $1.0 million.

•
Net cash provided by operating activities was approximately $1.1 million for the year ended September 30, 2014 compared to net cash provided by operating activities of $0.2 million for the year ended September 30, 2013.

The decrease in revenues of $3.0 million resulted from reduced revenues from our ITS segment partially offset by an increase in revenues from our HPPS segment. Revenues in the ITS segment decreased by approximately $10.5 million from $80.6 million for the year ended September 30, 2013 to $70.1 million for the year ended September 30, 2014, while HPPS segment revenue increased from $7.0 million for fiscal 2013 to $14.5 million for fiscal 2014 for a increase of approximately $7.5 million.
In the ITS segment the decrease in revenues reflected a decrease in product revenues of approximately $10.6 million, which was an 18% decrease from approximately $60.4 million in fiscal 2013 to approximately $49.7 million in fiscal 2014. Service revenue in the segment increased slightly by $0.1 million. The product revenue decrease was derived in large part from our U.S. operation, where product sales decreased by approximately $12.8 million. Partially offsetting this decrease, product sales in Germany increased by approximately $0.6 million and product sales in the UK increased by approximately $1.6 million
The revenue increase in the HPPS segment was the result of higher royalty revenues which were $4.5 million for fiscal 2014 versus $0.8 million in fiscal 2013. Royalty revenues are particularly significant because there is no cost of sales associated with royalty revenues, hence the profit margin is 100% on this revenue. In addition to the $3.7 million increase in royalty revenue we realized higher product revenue in fiscal 2014 versus fiscal 2013 which increased by approximately $3.7 million, which was driven by the Myrciom acquisition.

In assessing the outlook for fiscal 2015, we expect to receive orders for royalties to fulfill a full rate production phase of the E2D program during the year. With royalty income representing a significant portion of overall segment revenue and based on the risks associated with the economic environment within the defense market, we plan to manage the HPPS segment with a cautiously optimistic outlook for fiscal 2015. In the ITS segment, we also have a cautiously optimistic outlook for fiscal 2015, in terms of revenue, where much will depend upon the level of overall growth in the private sector economy both domestically and in our European markets. We plan to focus our attention and resources in the ITS segment on higher-margin consulting and managed service business as we move forward. While this may put pressure on sales growth in fiscal 2015, we believe this strategy will achieve profitable growth for the long term.

The following table details our results of operations in dollars and as a percentage of sales for the years ended September 30, 2014 and 2013:

	September 30, 2014	% of sales	September 30, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$84,619	100%	$87,619	100%
Costs and expenses:
Cost of sales	63,798	76%	69,036	79%
Engineering and development	3,484	4%	1,857	2%
Selling, general and administrative	16,116	19%	16,025	18%
Total costs and expenses	83,398	99%	86,918	99%
Bargain Purchase Gain	462	1%	—	—%
Operating income	1,683	2%	701	1%
Other expense	(228)	—%	(12)	—%
Income before income taxes	1,455	2%	689	1%
Income tax expense (benefit)	121	—%	321	—%
Net income	$1,334	2%	$368	1%

Sales

The following table details our sales by operating segment for the years ended September 30, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2014:
Product	$9,151	$49,726	$58,877	70%
Services	5,384	20,358	25,742	30%
Total	$14,535	$70,084	$84,619	100%
% of Total	17%	83%	100%

	HPPS	ITS	Total	% of Total
For the Year Ended September 30, 2013:
Product	$5,483	$60,361	$65,844	75%
Services	1,517	20,258	21,775	25%
Total	$7,000	$80,619	$87,619	100%
% of Total	8%	92%	100%

	HPPS	ITS	Total	% Increase (Decrease)
Increase (Decrease)
Product	$3,668	$(10,635)	$(6,967)	(11)%
Services	3,867	100	3,967	18%
Total	$7,535	$(10,535)	$(3,000)	(3)%
% Increase (Decrease)	108%	(13)%	(3)%

As shown above, total revenues decreased by $3.0 million , or 3%, for the year ended September 30, 2014 compared to the year ended September 30, 2013.  Revenue in the ITS segment decreased by approximately $10.5 million, while revenues in the HPPS segment increased for the current year versus the prior year by approximately $7.5 million.

Product revenues decreased by approximately $7.0 million, or 11%, for the year ended September 30, 2014 compared to the prior fiscal year. Product revenues in the ITS segment decreased by approximately $10.6 million while in the HPPS segment product revenue increased by approximately $3.7 million for the year ended September 30, 2014 versus the year ended September 30, 2013.

In the US division of the ITS segment, product sales decreased by approximately $12.8 million. Product sales in the segment’s German division increased by approximately $0.6 million and in the UK division product sales increased by approximately $1.6 million.

In the US division's existing customer base, product sales to major customers in the IT Hosting vertical and the Education vertical decreased by approximately $11.1 million and $1.5 million, respectively. The decrease in the IT hosting vertical was due mainly to the loss of a major customer in this vertical. The decrease in the Education vertical reflected a non-recurring large project in the prior year.

In Germany, the $0.6 million increase in product revenue was primarily the result of increased sales to the division’s largest telecommunications customers of approximately $1.8 million, and favorable foreign currency impact of approximately $0.3 million. Partially offsetting these increases, sales to the division’s largest cable television operator customers decreased by approximately $1.0 million. Changes in product sales to customers in all other verticals amounted to an aggregate decrease of approximately $0.5 million. In the UK, the increase in product sales of approximately $1.6 million is attributable to favorable foreign currency exchange impact of approximately $0.1 million, and increased sales resources focused on increasing product sales in that region, which accounted for an increase of approximately $1.5 million.

The increase in product revenues in the HPPS segment of approximately $3.7 million was due substantially to revenues from the acquisition of Myricom, Inc., which the Company acquired during the year ended September 30, 2014. Myricom product revenues for the year were approximately $6.8 million. Partially offsetting this increase, product revenues from our Japanese defense customer decreased by approximately $0.8 million, product revenues from our US defense customers decreased by approximately $1.9 million and product sales from the US PCDA division decreased by approximately $0.4 million.

 Service revenues increased by approximately $4.0 million, or 18%.  This increase was made up of an increase in the HPPS segment of $3.9 million and an increase in the ITS segment of approximately $0.1 million. The increase in the HPPS segment service revenue was due to higher royalty income recorded in the year ended September 30, 2014 which was approximately $4.5 million versus $0.8 million for the year ended September 30, 2013. In addition revenue from maintenance contracts increased by approximately $0.2 million for the year ended September 30, 2014 versus the year ended September 30, 2013.

Our sales by geographic area, based on the location to which the products were shipped or services rendered, are as follows:

	For the Year ended,
	September 30, 2014%		September 30, 2013%		$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
Americas	$53,561	63%	$59,116	68%	$(5,555)	(9)%
Europe	28,396	34%	25,512	29%	2,884	11%
Asia	2,662	3%	2,991	3%	(329)	(11)%
Totals	$84,619	100%	$87,619	100%	$(3,000)	(3)%
The decrease in Americas revenue for the year ended September 30, 2014 versus the year ended September 30, 2013 was from the decreases in revenues from the US division of the ITS segment to customers in the Americas of approximately $13.1 million, partially offset by increases in sales to US customers in the HPPS segment of approximately $6.6 million, and an increase in sales into the Americas from the UK division of the ITS segment of approximately $0.9 million.

The increase in sales in Europe was primarily the result of the higher sales in the German and UK divisions of the ITS segment, which were higher than the prior year by approximately $1.4 million and $0.5 million, respectively. In addition, sales to Europe from the HPPS segment increased by approximately $1.0 million. The decrease in Asia sales was the result of the decrease in sales to our existing customer that supplies a large Japanese defense program (see discussion above).

Cost of Sales, Gross Profit and Gross Margins
The following table details our cost of sales, gross profit and gross margins by operating segment for the fiscal years ended September 30, 2014 and 2013:

	HPPS	ITS	Total	% of Total
	(Dollar amounts in thousands)
For the Year Ended September 30, 2014:
Cost of Sales:
Product	$5,056	$43,511	$48,567	76%
Services	128	14,919	15,047	24%
Amortization of inventory step-up and intangibles	184	—	184	—%
Total	$5,368	$58,430	$63,798	100%
% of Total	8%	92%	100%
% of Sales	37%	83%	75%
Gross Profit:
Product	$3,911	$6,215	$10,126	49%
Services	5,256	5,439	10,695	51%
Total	$9,167	$11,654	$20,821	100%
% of Total	44%	56%	100%
Gross Margins:
Product	43%	12%	18%
Services	98%	27%	42%
Total	63%	17%	25%
For the Year Ended September 30, 2013:
Cost of Sales:
Product	$2,439	$51,584	$54,023	78%
Services	270	14,743	15,013	22%
Total	$2,709	$66,327	$69,036	100%
% of Total	4%	96%	100%

	HPPS	ITS	Total	% of Total
% of Sales	39%	82%	79%
Gross Profit:
Product	$3,044	$8,777	$11,821	64%
Services	1,247	5,515	6,762	36%
Total	$4,291	$14,292	$18,583	100%
% of Total	23%	77%	100%
Gross Margins:
Product	56%	15%	18%
Services	82%	27%	31%
Total	61%	18%	21%

Increase (Decrease)
Cost of Sales:
Product	$2,617	$(8,073)	$(5,456)	(10)%
Services	(142)	176	34	—%
Amortization of inventory step-up and intangibles	184	—	184	—%
Total	$2,659	$(7,897)	$(5,238)	(8)%
% Increase (Decrease)	98%	(12)%	(8)%
% of Sales	(2)%	1%	(4)%
Gross Profit:
Product	$867	$(2,562)	$(1,695)	(14)%
Services	4,009	(76)	3,933	58%
Total	$4,876	$(2,638)	$2,238	12%
% Increase (Decrease)	114%	(18)%	12%
Change in Gross Margin percentage:
Product	(13)%	(3)%	—%
Services	16%	—%	11%
Total	2%	(1)%	4%

Total cost of sales decreased by approximately $5.2 million when comparing the year ended September 30, 2014 versus the year ended September 30, 2013.   A significant factor which contributed to this decrease in cost of sales was the overall decrease in sales as discussed previously, however whereas sales decreased by 3%, cost of sales decreased by 8%.  This proportionally greater decrease in cost of sales versus the sales decrease, which resulted in a more favorable Gross Profit Margin ("GPM") of 25% for the year ended September 30, 2014 versus 21% for 2013, was attributable to a greater proportion of HPPS segment revenue; 17% for the year ended September 30, 2014 versus 8% for the year ended September 30, 2013 with higher royalty revenues for the year ended September 30, 2014 versus the prior fiscal year, as discussed above.

In the HPPS segment, the overall GPM increased from 61% to 63% as shown in the table above.   This was due to three primary factors: (i) in fiscal year 2014 royalty revenue, which carries a 100% GPM, was $4.5 million, versus the prior year royalty revenue which was $0.8 million, (ii) amortization of inventory step-up valuation and intangibles expense associated with the Myricom acquisition negatively impacted the GPM in the segment by one percentage point (that is, without this expense, the GPM would have been 64% and (iii) the negative impact of Myricom sales as part of the revenue mix for the year ended September 30, 2014. The GPM on Myricom products was 45% whereas, in the legacy multicomputer business the GPM was 80% with the higher royalty revenue for the year ended September 30, 2014 versus the year ended September 30, 2013. The blended GPM of Myricom and legacy Multicomputer GPM resulted in the 63% GPM for the year ended September 30, 2014.

In the ITS segment, the overall GPM decreased from 18% for the year ended September 30, 2013 to 17% for the year ended September 30, 2014.  This decrease was due primarily to lower GPM in the US, due mainly to the loss of a significant customer, which made up a significant portion of prior year revenues with high-margin business.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the year ended September 30, 2014 and 2013:

	For the Year ended,
	September 30, 2014	% of Total	September 30, 2013	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPPS	$3,484	100%	$1,857	100%	$1,627	88%
ITS	—	—	—	—	—	—
Total	$3,484	100%	$1,857	100%	$1,627	88%

The $1.6 million increase in engineering and development expenses displayed above was due to the engineering expenses of Myricom, which the Company acquired during the year ended September 30, 2014.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the years ended September 30, 2014 and 2013:

	For the Year ended,
	September 30, 2014	% of Total	September 30, 2013	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPPS	$4,793	30%	$4,037	25%	$756	19%
ITS	11,323	70%	11,988	75%	(665)	(6)%
Total	$16,116	100%	$16,025	100%	$91	1%

SG&A expenses increased in the HPPS segment due to expenses associated with Myricom which were approximately $1.2 million, and higher consulting expenses of approximately $0.2 million, partially offset by lower bonus and legal expenses which decreased by approximately $0.3 million and $0.2 million, respectively. The lower legal expenses reflected the proxy contest in the prior year, which was non-recurring. Bonus expense was lower due to the less favorable results versus plan for fiscal year 2014 versus fiscal year 2013.
The decrease in the ITS segment SG&A expense was due primarily to lower commissions and bonus expenses of approximately $0.8 million and $0.3 million, respectively in the US division due to lower revenue and gross profit in that division. These decreases were offset by increased salary expenses of approximately $0.5 million, due to an increase of six additional headcount.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2014 and 2013:

	For the Year ended,
	September 30, 2014	September 30, 2013	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(85)	$(86)	$1
Interest income	11	32	(21)
Foreign exchange gain (loss)	(162)	(18)	(144)
Other income (expense), net	8	60	(52)
Total other expense, net	$(228)	$(12)	$(216)

The unfavorable variance in the foreign exchange gain (loss) for the year ended September 30, 2014 versus 2013 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries, mainly US dollar holdings in the UK.

Income Taxes

The Company recorded an income tax expense of approximately $0.1 million, which reflected an effective tax expense rate of 8% for the year ended September 30, 2014, compared to income tax expense of approximately $0.3 million for the year ended September 30, 2013, which reflected an effective tax benefit rate of 47%. The significant reduction in the effective tax rate of 8% for the year ended September 30, 2014 versus the federal statutory rate was from the settlement of a liability for uncertain tax positions of approximately $0.4 million.
As of September 30, 2014, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the ITS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2014, we have concluded that our US deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence such as cumulative losses is present.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $2.2 million to $16.4 million as of September 30, 2014 from $18.6 million as of September 30, 2013. At September 30, 2014, cash equivalents consisted of money market funds which totaled $1.0 million.

Significant uses of cash for the year ended September 30, 2014 included payment of dividends of approximately $1.5 million, purchases of property and equipment of approximately $0.6 million, cash paid to acquire Myricom of approximately $0.5 million, and unfavorable currency exchange fluctuation of approximately $0.7 million. Partially offsetting these uses of cash, positive cash flows from operating activities for the year ended September 30, 2014 were approximately $1.1 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $7.1 million as of September 30, 2014 and $6.6 million as of September 30, 2013. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASC") Section 985-605-25 Software - Revenue Recognition ("FASC 985-605-25"). When delivery of services accompany software sales, and Vendor Specific Objective Evidence ("VSOE") does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period. In accordance with FASC 985-605-25, for tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality. If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance is followed.

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

Description of multiple-deliverable arrangements and Software Elements
In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped. In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case. In accordance with FASC 605-25, we evaluate whether we can determine VSOE or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements. Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.
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
The following policies are applicable to the Company's major categories of segment revenue transactions:

HPPS segment Revenue

Revenue in the HPPS segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company's proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

We enter into multiple element arrangements in the HPPS segment. We follow the accounting policies described above for such arrangements.

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

ITS Segment Revenue

Revenue in the ITS segment consists of product and service revenue.

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

We sell certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by FASC 605-45, Principal Agent Considerations. We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2014. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2014. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2014. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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
Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2014 or 2013. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 9A has been remediated by the changes we made in response to that material weakness.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2014.

As we have previously reported, management identified a material weakness as of March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness was in connection with our determination that we did not sufficiently assess and apply certain aspects of ASC 605-45-45, Revenue Recognition − Principal Agent Considerations and ASC 605-25-1, Revenue Recognition - Multiple Element Arrangements, to the particular facts and circumstances of certain of our revenue arrangements.  Specifically, we identified misstatements related to the identification, analysis and revenue recognition related to certain contracts which involved multiple elements as well as identifying if certain service contracts should be recorded gross or net. We therefore determined that this failure to accurately assess an accounting principles amounted to a material weakness in our controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2014.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc.1997 Incentive Stock Option Plan, 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan and the 2014 Employee Stock Purchase Plan (the "ESPP"). In fiscal 2014 and 2013, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2014 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding stock options and non-vested shares issued	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a))(3)
Equity compensation plans approved by security holders	241,501	$7.66	311,276

(1)	Includes 149,375 non-vested shares issued.

(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(3)	Includes 74,783 shares available for future issuance under the incentive stock and stock option plans and 236,493 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2014.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Operations for the years ended September 30, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014 and 2013.

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.6*	1997 Incentive Stock Option Plan, as amended		DEF 14A	December 1, 1997	A
10.8*	2003 Stock Incentive Plan		DEF 14A	December 23, 2003	B
10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.10*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013	X
10.11*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.12*	Form of Change of Control Agreement with Gary W. Levine, Walter Pastucha and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.13*	Form of Change of Control Agreement with Robert A. Stellato, Andrew Shieh, Robert Gove, Peter Haebler, Kevin Magee and Stephen Pfeil each dated January 11, 2008		10-K	December 22, 2009	10.11
10.14*	Employment Agreement with Victor Dellovo dated April 11, 2003		10-K	December 22, 2009	10.11
10.15*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
21.1	Subsidiaries	X
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 23, 2014
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 23, 2014
Gary W. Levine
/s/ John M. Leydon	Vice President of Finance (Chief Accounting Officer)	December 23, 2014
John M. Leydon
/s/ C. Shelton James	Director	December 23, 2014
C. Shelton James
/s/ Raymond Charles Blackmon	Director	December 23, 2014
Raymond Charles Blackmon
/s/ Marilyn T. Smith	Director	December 23, 2014
Marilyn T. Smith
/s/ Robert Bunnett	Director	December 23, 2014
Robert Bunnett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of CSP Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSP Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
December 23, 2014

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,448	$18,619
Accounts receivable, net of allowances of $241 and $242	12,532	13,529
Inventories, net	6,446	4,791
Refundable income taxes	418	624
Deferred income taxes	1,230	1,313
Other current assets	2,372	2,042
Total current assets	39,446	40,918
Property, equipment and improvements, net	1,472	1,420

Other assets:
Intangibles, net	545	410
Deferred income taxes	1,892	1,771
Cash surrender value of life insurance	2,785	2,481
Other assets	167	225
Total other assets	5,389	4,887
Total assets	$46,307	$47,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,751	$10,503
Deferred revenue	4,101	3,816
Pension and retirement plans	658	746
Income taxes payable	1	60
Total current liabilities	14,511	15,125
Pension and retirement plans	10,440	8,660
Other long term liabilities	69	405
Total liabilities	25,020	24,190

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,619 and 3,496 shares, respectively	36	35
Additional paid-in capital	11,658	11,137
Retained earnings	17,517	17,728
Accumulated other comprehensive loss	(7,924)	(5,865)
Total shareholders’ equity	21,287	23,035
Total liabilities and shareholders’ equity	$46,307	$47,225

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the year ended
	September 30, 2014	September 30, 2013
Sales:
Product	$58,877	$65,844
Services	25,742	21,775
Total sales	84,619	87,619

Cost of sales:
Product	48,567	54,023
Services	15,047	15,013
Amortization of step up items	184	—
Total cost of sales	63,798	69,036

Gross profit	20,821	18,583

Operating expenses:
Engineering and development	3,484	1,857
Selling, general and administrative	16,116	16,025
Total operating expenses	19,600	17,882
Bargain purchase gain	462	—
Operating income	1,683	701

Other (expense):
Foreign exchange loss	(162)	(18)
Other income (expense), net	(66)	6
Total other (expense), net	(228)	(12)
Income before income taxes	1,455	689
Income tax expense	121	321
Net income	$1,334	$368
Net income attributable to common stockholders	$1,284	$361
Net income per share – basic	$0.37	$0.11
Weighted average shares outstanding – basic	3,448	3,389
Net income per share – diluted	$0.37	$0.10
Weighted average shares outstanding – diluted	3,499	3,441

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the year ended
	September 30, 2014	September 30, 2013

Net income	$1,334	$368
Other comprehensive income (loss):
Unrealized actuarial gain (loss) on minimum pension liability	(1,720)	630
Foreign currency translation gain (loss)	(339)	117
Other comprehensive income (loss)	(2,059)	747
Total comprehensive income (loss)	$(725)	$1,115

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2014:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2012	3,399	$34	$10,875	$18,744	$(6,612)	$23,041
Comprehensive loss:
Net income	—	—	—	$368	—	368
Other comprehensive loss	—	—	—	—	747	747
Stock-based compensation	—	—	4	—	—	4
Restricted stock shares issued	56	1	144	—	—	145
Exercise of stock options	41	—	114	—	—	114
Cash dividends on common stock ($0.40 per share)	—	—	—	(1,384)	—	(1,384)
Balance as of September 30, 2013	3,496	35	11,137	17,728	(5,865)	23,035
Comprehensive income (loss):
Net income	—	—	—	1,334	—	1,334
Other comprehensive loss	—	—	—	—	(2,059)	(2,059)
Stock-based compensation	—	—	359	—	—	359
Tax benefit from exercise of stock options	—	—	47	—	—	47
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	14	—	99	—	—	99
Exercise of stock options	3	—	16	—	—	16
Cash dividends on common stock ($0.43 per share)	—	—	—	(1,545)	—	(1,545)
Balance as of September 30, 2014	3,619	$36	$11,658	$17,517	$(7,924)	$21,287
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$1,334	$368
Adjustments to reconcile net income to net cash used in operating activities:
Bargain purchase gain	(462)	—
Depreciation and amortization	510	438
Amortization of intangibles	124	82
(Gain) Loss on disposal of fixed assets, net	5	(3)
Foreign exchange loss	162	18
Non-cash changes in accounts receivable	1	(2)
Non-cash changes in inventory	407	63
Stock-based compensation expense on stock options and restricted stock awards	361	149
Deferred income taxes	(98)	600
Decrease in cash surrender value of life insurance	(135)	(100)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	647	(1,135)
Decrease in officer life insurance settlement receivable	—	2,172
(Increase) decrease in inventories	(1,038)	1,436
(Increase) decrease in refundable income taxes	194	(496)
(Increase) decrease in other assets	(351)	347
Decrease in accounts payable and accrued expenses	(656)	(3,250)
Increase (decrease) in deferred revenue	513	(7)
Increase (decrease) in pension and retirement plans liability	252	(304)
Decrease in income taxes payable	(311)	(127)
Decrease in other long term liabilities	(336)	(22)
Net cash provided by operating activities	1,123	227

Cash flows from investing activities:
Life insurance premiums paid	(170)	(200)
Proceeds from the sale of fixed assets	6	17
Cash paid to acquire business	(500)	—
Purchases of property, equipment and improvements	(590)	(858)
Net cash used in investing activities	(1,254)	(1,041)

Cash flows from financing activities:
Dividends paid	(1,545)	(1,384)
Tax benefit from exercise of stock options	47
Proceeds from issuance of shares under equity compensation plans	114	114
Net cash used in financing activities	(1,384)	(1,270)
Effects of exchange rate on cash	(656)	210
Net decrease in cash and cash equivalents	(2,171)	(1,874)
Cash and cash equivalents, beginning of period	18,619	20,493
Cash and cash equivalents, end of period	$16,448	$18,619

Supplementary cash flow information:
Cash paid for income taxes	$201	$434
Cash paid for interest	$85	$85
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Organization and Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its HPPS segment and its ITS segment.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Research and Development Expense

For the year ended September 30, 2014, our expenses for research and development were approximately $3.5 million compared to approximately $1.9 million for fiscal year 2013. Expenditures for research and development are expensed as they are incurred.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2014. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2014. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2014. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery of the product has occurred and the fee is fixed or determinable and collectability is probable, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASC") Section 985-605-25 Software - Revenue Recognition ("FASC 985-605-25"). When delivery of services accompany software sales, and VSOE does not exist, and the only undelivered element is services that do not involve significant modification, or customization, of software, then the entire fee is recognized as the services are performed. If no pattern of performance is discernible, the fee is recognized straight line over the service period. In accordance with FASC 985-605-25, for tangible products containing software components and non-software components, we determine whether these elements function together to deliver the tangible product essential functionality. If the software and non-software components of the tangible product function together to deliver the tangible product's essential functionality, software revenue recognition guidance is not applied, but rather other appropriate revenue recognition guidance is followed.

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
Description of multiple-deliverable arrangements and Software Elements
In many cases, our multiple-deliverable arrangements involve initial shipment of hardware (including tangible products that include software and non-software elements), software products and subsequent delivery of services which add value to the products that have been shipped. In some instances, services are performed prior to product shipment, but more typically services are performed subsequent to shipment of the hardware products. The timing of the delivery and performance of deliverables may vary case-by-case. In accordance with FASC 605-25, we evaluate whether we can determine VSOE or third-party evidence to allocate revenue among the various elements in an arrangement. When VSOE or third-party evidence cannot be determined, we use estimated selling prices to allocate revenue to the various elements. Estimated selling prices are determined using the targeted gross margin for each element and calculating the gross revenue for each element that would have been required to achieve the targeted gross margin, and allocating revenue to each element based on those relative values.
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
The following policies are applicable to the Company's major categories of segment revenue transactions:

HPPS segment Revenue

Revenue in the HPPS segment consists of product and service revenue. Generally, product revenue is recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue related to the licensing of certain of the Company's proprietary system technology and repair services. The Company recognizes royalty revenues upon notification by the customer of shipment of the systems produced pursuant to the royalty agreement. Repair service revenue is generally based upon a fixed price and is recognized upon completion of the repair.

We enter into multiple element arrangements in the HPPS segment. We follow the accounting policies described above for such arrangements.

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

ITS Segment Revenue

Revenue in the ITS Segment consists of product and service revenue.

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

Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2014	September 30, 2013
	(Amounts in thousands except per share data)
Net income	$1,334	$368
Less: Net income attributable to nonvested common stock	50	7
Net income attributable to common stockholders	$1,284	$361
Weighted average total shares outstanding - basic	3,582	3,458
Less: weighted average non-vested shares outstanding	134	69
Weighted average number of common shares outstanding - basic	3,448	3,389
Potential common shares from non-vested stock awards and the assumed exercise of stock options	51	52
Weighted average common shares outstanding - diluted	3,499	3,441
Net income per share - basic	$0.37	$0.11
Net income per share - diluted	$0.37	$0.10
All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2014, 51 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the year ended September 30, 2013, approximately 133 thousand options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.
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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations.

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2014 and 2013 consisted of stock-based compensation expense related to options and nonvested stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $361 thousand and $149 thousand, respectively.

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

New Accounting Pronouncements and Tax Legislation

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.  ASU 2014-09 is effective for the Company in the first quarter of fiscal year 2017 using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company will adopt this standard for the quarter ending December 31, 2014. The Company believes the adoption of this standard will not have a significant impact on the consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2013. The Company will adopt this standard for the quarter ending December 31, 2014. The Company believes the adoption of this standard will not have a significant impact on the consolidated financial statements.

In September 2013, the Internal Revenue Service released the final tangible property regulations for Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property.  The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012.  The final regulations are effective for the Company for its tax year beginning October 1, 2014, and the Company believes the impact of the final regulations on its consolidated financial statements will not be significant.

2.  Acquired Business

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

Although Myricom was an established business prior to our acquisition, it had previously sold off a significant portion of its business and was faced with the likelihood of having to shut down operations if it could not find a buyer to purchase its remaining assets.  This was because the revenue that Myricom was able to generate from these remaining assets was not sufficient to support its cost structure so as to enable Myricom to operate at a profit.  These factors contributed to a purchase price that resulted in the recognition of a bargain purchase gain.  The Company paid total cash consideration of approximately $0.5 million to acquire substantially all of the assets of Myricom and incurred approximately $0.1 million for the assumption of certain other liabilities.  The purchase of Myricom resulted in the recognition of a bargain purchase gain of approximately $0.5 million.  The bargain purchase gain is presented as a component of operating income, net of the federal and state tax effect. The Myricom inventory was valued at fair value in connection with the acquisition and for the year ended, September 30, 2014, approximately $0.2 million of the stepped up basis in inventory was amortized through cost of sales.

The purchase price was allocated as follows:

(Amounts in Thousands)
Inventory	$1,030
Property & equipment	17
Intangibles	260
Gross assets acquired	1,307
Product warranty liability assumed	(93)
Net assets acquired	1,214
Less: asset purchase price	500
Bargain purchase gain before tax	714
Deferred tax on bargain purchase gain	(252)
Bargain purchase gain, net of tax effect	$462
The results of operations of Myricom for the for the period November 4, 2013 - September 30, 2014 are included in the Company’s consolidated statements of operations for the year ended September 30, 2014.

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

The following table presents the unaudited proforma condensed combined financial information (in thousands, except per share amounts):

	(Unaudited) For the year ended
	September 30, 2014	September 30, 2013

Revenue	$85,237	$97,089
Net income (loss)	$1,052	$(518)
Net income (loss) per share – basic	$0.29	$(0.15)
Net income (loss) per share – diluted	$0.29	$(0.15)

The proforma condensed combined financial information shown above includes proforma adjustments to eliminate certain items directly relating to the business combination which reduced net income by approximately $0.3 million for the year ended September 30, 2014.

3.         Inventories

Inventories consist of the following:

	September 30, 2014	September 30, 2013
	(Amounts in thousands)
Raw materials	$2,377	$1,587
Work-in-process	229	404
Finished goods	3,840	2,800
Total	$6,446	$4,791

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million and $0.5 million as of September 30, 2014 and September 30, 2013, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.7 million and $4.6 million as of September 30, 2014 and September 30, 2013, respectively.

4.        Accumulated Other Comprehensive Loss

 The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2012	$(2,273)	$(4,339)	$(6,612)
Change in Period	117	667	784
Tax effect of change in period	—	(37)	(37)
Balance as of September 30, 2013	$(2,156)	$(3,709)	$(5,865)
Change in Period	(339)	(2,164)	(2,503)
Tax effect of change in period	—	444	444
Balance as of September 30, 2014	$(2,495)	$(5,429)	$(7,924)

The changes in the minimum pension liability are net of amortization of net gain of $58 thousand in 2014 and net gain of $18 thousand in 2013 included in net periodic pension cost.

5.	Income Taxes
The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	For the Years Ended September 30,
	2014	2013
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$1,460	$809
Foreign	(5)	(120)
	$1,455	$689
Income tax expense (benefit):
Current:
Federal	$(135)	$(308)
State	14	62
Foreign	37	(3)
	(84)	(249)
Deferred:
Federal	159	601
State	16	(41)
Foreign	30	10
	205	570
	$121	$321

 As of September 30, 2014, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the ITS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2014, we have concluded that our US deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years if estimates of taxable income during the carryforward periods are reduced or if objective negative evidence in the form of cumulative losses is present.

The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance. In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. We recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because and cumulative losses incurred in recent years in the United Kingdom represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

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

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	For the Years Ended September 30,
	2014		2013
	(Dollar amounts in thousands)
Computed “expected” tax expense	$338	34.0%	$234	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	25	2.5%	1	0.3%
Foreign operations	99	10.0%	40	5.8%
Permanent differences	61	6.1%	(22)	(3.2)%
Stock-based compensation	(1)	(0.1)%	158	22.9%
Foreign net operating loss	(16)	(1.6)%	(15)	(2.2)%
Uncertain tax liability adjustment	(336)	(33.9)%	(61)	(8.9)%
Research & Development Credit	(27)	(2.7)%	(50)	(7.3)%
Other items	(22)	(2.2)%	36	5.2%
Income tax expense (benefit)	$121	12.1%	$321	46.6%

For the years ended September 30, 2014 and 2013, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2014	September 30, 2013
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,084	$1,539
Goodwill	517	606
Other reserves and accruals	329	498
Inventory reserves and other	752	703
State credits, net of federal benefit	33	34
Federal and state net operating loss carryforwards	18	45
Foreign net operating loss carryforwards	1,940	1,804
Foreign tax credits	7	7
Depreciation and amortization	76	109
Gross deferred tax assets	5,756	5,345
Less: valuation allowance	(2,634)	(2,261)
Realizable deferred tax asset	3,122	3,084
Gross deferred tax liabilities	—	—
Net deferred tax assets	$3,122	$3,084

The deferred tax valuation allowance decreased by approximately $373 thousand, as shown above. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2013 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2014 and 2013, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $0.5 million and $1.2 million, respectively, which are available to offset future taxable income through 2030.

As of September 30, 2014, the Company had U.K. net operating loss carryforwards of approximately $9.7 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.2 million and $3.3 million at September 30, 2014 and 2013, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2014, the total amount of uncertain tax liabilities was $0.2 million, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013
	(Amounts in thousands)
Balance, beginning of year	$589	$611
Increases in tax positions in the current year	—	39
Settlements	(362)	(105)
Lapse in statute of limitations	—	—
Accrued penalties and interest	22	44
Balance, end of period	$249	$589

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2011 through 2014, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

6.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2014	September 30, 2013
	(Amounts in thousands)
Leasehold improvements	$399	$370
Equipment	7,933	8,009
Automobiles	66	67
	8,398	8,446
Less accumulated depreciation and amortization	(6,926)	(7,026)
Property, equipment and improvements, net	$1,472	$1,420

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $510 thousand and $438 thousand for the years ended September 30, 2014 and 2013, respectively.

7.    Acquired Intangible Assets

As of September 30, 2014 and 2013, intangible assets are as follows:

	September 30, 2014					September 30, 2013
	Weighted Average Remaining Amortization Period		Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	5	Years	$910	$500	$410	5 years	$820	$410	$410
Non-Compete agreements	0		93	93	—	—	93	93	—
Developed Technology	2	Years	30	$9	$21	—	—	—	—
Trade Name	4	Years	140	$26	$114	—	—	—	—
Total	5	Years	$1,173	$628	$545	5 years	$913	$503	$410
Amortization expense on these intangible assets was $124 thousand and $82 thousand for fiscal 2014 and 2013, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2015	129
2016	129
2017	120
2018	119
2019	11
Thereafter	37
Total	$545

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2014	2013
	(Amounts in thousands)
Accounts payable	$6,748	$6,940
Commissions	118	209
Compensation and fringe benefits	1,594	2,202
Professional fees and shareholders' reporting costs	485	450
Taxes, other than income	217	316
Warranty	213	109
Other	376	277
	$9,751	$10,503

9.    Stock Based Incentive Compensation

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. The 2003 plan expired in 2014. Because the 2003 Plan has expired, no further awards will be issued under this plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2014, there were 74,783 shares available to be granted under the 2007 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 74,783 as of September 30, 2014.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2011 through 2014, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees' awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2014 and 2013 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $361 thousand and $149 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Year ended
	September 30, 2014	September 30, 2013
	(Amounts in thousands)
Cost of sales	$—	$1
Engineering and development	25	4
Selling, general and administrative	336	144
Total	$361	$149

For the year ended September 30, 2014, the Company granted 54,250 nonvested shares to certain key employees, 37,500 nonvested shares to certain officers, which includes 22,500 shares granted to the Chief Executive Officer and 16,000 nonvested shares to its non-employee directors. For the year ended September 30, 2013, the Company granted 7,500 nonvested shares to certain key employees, 36,000 nonvested shares to certain officers including 30,000 to its Chief Executive Officer and 13,750 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2014 and September 30, 2013 were non-vested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2014 and 2013 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2014.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2012	246,425	$7.11	—	—
Granted	—	—	—	—
Expired	(97,500)	$8.46	—	—
Forfeited	—	—	—	—
Exercised	(41,249)	2.77	—	—
Outstanding at September 30, 2013	107,676	$7.56	—	—
Granted	—	—	—	—
Expired	(12,500)	$7.48	—	—
Forfeited	—	—	—	—
Exercised	(3,050)	5.02	—	—
Outstanding at September 30, 2014	92,126	$7.66	1.99 Years	$115
Exercisable at September 30, 2014	90,813	$7.72	1.92 Years	$109
Vested and expected to vest at September 30, 2014	92,126	$7.66	1.99 Years	$115

There were no stock options granted in the years ended September 30, 2014 and 2013. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2014 and 2013 was $9 thousand and $218 thousand, respectively.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2012	36,750	$3.68	2.11 years	$165
Activity in 2013:
Granted	57,250	$5.80	—	—
Vested	(18,000)	$3.79	—	—
Forfeited	(2,500)	6.63	—	—
Nonvested shares outstanding at September 30, 2013	73,500	$5.21	2.18 years	$520
Activity in 2014:
Granted	107,750	$7.72	—	—
Vested	(31,375)	$5.64	—	—
Forfeited	(500)	7.67	—	—
Nonvested shares outstanding at September 30, 2014	149,375	$6.92	2.45 Years	$1,191
Vested at September 30, 2014	107,592	$4.17	0.26 Years	$858
Vested and expected to vest at September 30, 2014	149,375	$6.92	2.45 Years	$1,191

As of September 30, 2014 there was $736 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested stock awards) granted under the company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.78 years. The total fair value of shares vested during the years ended September 30, 2014 and 2013 was $53 thousand and $76 thousand, respectively.

10.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP”), which was ratified by a vote of the Company's shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. For the year ended September 30, 2014 13,507 shares were issued pursuant to the ESPP, respectively. Since inception of the plan, there are 236,493 shares available for future issuance under the ESPP as of September 30, 2014.

11.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2014. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2014. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.9 million and $1.8 million as of September 30, 2014 and 2013, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2014	2013	2014	2013
Discount rate:	4.25%	5.00%	3.25%	4.40%
Expected return on plan assets:			4.40%	4.80%
Rate of compensation increase:			1.00%	1.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2014	2013	2014	2013
Discount rate:	5.00%	4.75%	4.40%	4.05%
Expected return on plan assets:			4.90%	5.40%
Rate of compensation increase:			1.00%	1.12%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$45	$—	$45	$59	$—	$59
Interest cost	770	69	839	683	64	747
Expected return on plan assets	(472)	—	(472)	(410)	—	(410)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	93	(9)	84	141	24	165
Net periodic benefit cost	$436	$60	$496	$473	$88	$561
Post Retirement:
Service cost	$—	$10	$10	$—	$—	$—
Interest cost	—	43	43	—	35	35
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	(142)	(142)	—	(183)	(183)
Net periodic benefit cost	$—	$(89)	$(89)	$—	$(148)	$(148)
Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$1,868	$20	$1,888	$(688)	$(104)	$(792)
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	276	276	—	127	127
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$1,868	$296	$2,164	$(688)	$23	$(665)

The following table presents an analysis of the changes in 2014 and 2013 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$16,651	$1,371	$18,022	$16,575	$1,605	$18,180
Service cost	45	—	45	59	—	59
Interest cost	770	69	839	683	64	747
Changes in actuarial assumptions	2,336	10	2,346	(508)	(76)	(584)
Foreign exchange impact	(389)		(389)	235	—	235
Benefits paid	(494)	(222)	(716)	(393)	(222)	(615)
Projected benefit obligation at end of year	$18,919	$1,228	$20,147	$16,651	$1,371	$18,022
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,473	$—	$9,473	$8,914	$—	$8,914
Actual gain (loss) on plan assets	718	—	718	475	—	475
Company contributions	393	222	615	451	222	673
Foreign exchange impact	4	—	4	26	—	26
Benefits paid	(494)	(222)	(716)	(393)	(222)	(615)
Fair value of plan assets at end of year	$10,094	$—	$10,094	$9,473	—	$9,473
Funded status	$(8,825)	$(1,228)	$(10,053)	$(7,178)	$(1,371)	$(8,549)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(8,825)	$(1,228)	$(10,053)	$(7,178)	$(1,371)	$(8,549)
Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$857	$857	$—	$882	$882
Service cost	—	10	10	—	—	—
Interest cost	—	43	43	—	35	35
Changes in actuarial assumptions	—	135	135	—	(60)	(60)
Foreign exchange impact	—		—	—	—	—
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$1,045	$1,045	$—	$857	$857
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(1,045)	$(1,045)	$—	$(857)	$(857)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(1,045)	$(1,045)	$—	$(857)	$(857)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(8,825)	$(1,228)	$(10,053)	$(7,178)	$(1,371)	$(8,549)
Deferred tax	(531)	22	(509)	(188)	29	(159)
Accumulated other comprehensive income	5,419	14	5,433	3,895	1	3,896
Net amount recognized	$(3,937)	$(1,192)	$(5,129)	$(3,471)	$(1,341)	$(4,812)
Post Retirement:
Accrued benefit liability	$—	$(1,045)	$(1,045)	$—	$(857)	$(857)
Deferred tax	—	145	145	—	239	239
Accumulated other comprehensive income	—	(4)	(4)	—	(186)	(186)
Net amount recognized	$—	$(904)	$(904)	$—	$(804)	$(804)
Total pension and post retirement:
Accrued benefit liability	$(8,825)	$(2,273)	$(11,098)	$(7,178)	$(2,228)	$(9,406)
Deferred tax	(531)	167	(364)	(188)	268	80
Accumulated other comprehensive income	5,419	10	5,429	3,895	(185)	3,710
Net amount recognized	$(3,937)	$(2,096)	$(6,033)	$(3,471)	$(2,145)	$(5,616)
Accumulated Benefit Obligation:
Pension	$(18,798)	$(1,228)	$(20,026)	$(16,541)	$(1,371)	$(17,912)
Post Retirement	—	(1,045)	(1,045)	—	(857)	(857)
Total accumulated benefit obligation	$(18,798)	$(2,273)	$(21,071)	$(16,541)	$(2,228)	$(18,769)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2014	2013
	(Amounts in thousands)
Current accrued benefit liability	$658	$746
Noncurrent accrued benefit liability	10,440	8,660
Total accrued benefit liability	$11,098	$9,406

As of September 30, 2014 and 2013 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $5.4 million and $3.7 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2014, is approximately $174 thousand.

Contributions

The Company expects to contribute $0.7 million to its pension plans for fiscal 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2015	$700
2016	732
2017	725
2018	702
2019	756
Thereafter	4,434

Plan Assets

At September 30, 2014, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $10.1 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2014				September 30, 2013
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$352	352	$—	$—	$452	452	$—	$—
Pooled Funds	9,742	—	9,742	—	9,021	—	9,021	—
Total Plan Assets	$10,094	$352	$9,742	$—	$9,473	$452	$9,021	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $186 thousand and $185 thousand for the years ended September 30, 2014 and 2013, respectively.

12.    Lines of Credit

As of September 30, 2014 and September 30, 2013, the Company maintained lines of credit notes that allow for borrowings of up to $2.5 million. Availability under these facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings range from Prime plus 1% to London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreements contain various covenants including financial covenants which require the Company to maintain various financial ratios at prescribed levels.

In addition to the terms described above, the Company maintains an inventory line of credit in connection with one of the credit lines included in the description above. The inventory line of credit may be used by the Company to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit. The amounts outstanding under the inventory line of credit as of September 30, 2014 was approximately $2.1 million and $2.4 million as of September 30, 2013. These amounts are included in accounts payable in the consolidated financial statements.

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2015	$777
2016	458
2017	308
2018	228
2019	225
$1,996

Occupancy expenses under the operating leases approximated $1.3 million in 2014 and $1.0 million in 2013.

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended September 30, 2014 and 2013. As of September 30, 2014 the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

14.       Segment Information

The following table presents certain operating segment information.

		ITS Segment
For the Years Ended September 30,	HPPS Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$9,151	$9,273	$2,131	$38,322	$49,726	$58,877
Service	5,384	15,790	1,299	3,269	20,358	25,742
Total sales	14,535	25,063	3,430	41,591	70,084	84,619
Profit (loss) from operations	1,352	466	(187)	52	331	1,683
Assets	16,966	13,499	3,464	12,378	29,341	46,307
Capital expenditures	216	211	90	73	374	590
Depreciation and amortization	225	185	32	192	409	634

2013
Sales:
Product	$5,483	$8,666	$581	$51,114	$60,361	$65,844
Service	1,517	14,975	1,409	3,874	20,258	21,775
Total sales	7,000	23,641	1,990	54,988	80,619	87,619
Profit (loss) from operations	(1,603)	154	(141)	2,291	2,304	701
Assets	15,377	13,094	3,170	15,584	31,848	47,225
Capital expenditures	340	232	8	278	518	858
Depreciation and amortization	155	183	13	169	365	520

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2014 and 2013. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2014	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
HPPS	$10,918	$992	$2,625	$14,535	17%
ITS	42,643	27,403	38	70,084	83%
Total	$53,561	$28,395	$2,663	$84,619	100%
% of Total	63%	34%	3%	100%
2013
HPPS	$4,031	$12	$2,957	$7,000	8%
ITS	55,085	25,500	34	80,619	92%
Total	$59,116	$25,512	$2,991	$87,619	100%
% of Total	68%	29%	3%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
	(Amounts in thousands)
North America	$1,429	$1,287
Europe	589	543
Totals	$2,018	$1,830

Deferred tax assets by geographic location at September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
	(Amounts in thousands)
North America	$2,300	$2,553
Europe	822	531
Totals	$3,122	$3,084

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2014 and 2013.

	For the year ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$15.2	18%	$15.7	18%
Customer B	$15.7	19%	$13.4	15%
Customer C	$0.2	—%	$10.5	12%

15.        Fair Value Measures

Assets and Liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of September 30, 2014
	(Amounts in thousands)
Assets:
Money Market funds	$1,006	$—	$—	$1,006
Total assets measured at fair value	$1,006	$—	$—	$1,006

	As of September 30, 2013
	(Amounts in thousands)
Assets:
Money Market funds	$3,503	$—	$—	$3,503
Total assets measured at fair value	$3,503	$—	$—	$3,503

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of September 30, 2014 or September 30, 2013. The Company had no assets or liabilities measured at fair value on a non recurring basis as of September 30, 2014 or September 30, 2013.

16.    Dividend

On December 10, 2012, our board of directors declared a cash dividend of $0.20 per share which was paid on December 28, 2012 to stockholders of record as of December 20, 2012. On May 8, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on June 3, 2013 to stockholders of record as of May 24, 2013. On August 7, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on August 30, 2013 to stockholders of record as of August 21, 2013.

On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to stockholders of record as of December 27, 2013. On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to stockholders of record as of February 27, 2014. On May 14, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2014 to stockholders of record as of May 30, 2014. On August 6, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on August 29, 2014 to stockholders of record as of August 21, 2014.

17. Related Party Transactions

During the normal course of business, the company sold products to a company whose Board of Directors includes two members of CSP Inc.'s Board of Directors. The total sales for the fiscal year ended 2014 was $161,348 and the trade receivable as of September 30, 2014 was $29,260. There was no such transaction in the fiscal year ended September 30, 2014.