Form 10-Q
period 2014-12-31
CSP INC /MA/
filed 2015-02-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 11, 2015, the registrant had 3,655,648 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,653	$16,448
Accounts receivable, net of allowances of $252 and $241	16,391	12,532
Inventories, net	7,216	6,446
Refundable income taxes	934	418
Deferred income taxes	1,226	1,230
Other current assets	3,538	2,372
Total current assets	40,958	39,446
Property, equipment and improvements, net	1,410	1,472

Other assets:
Intangibles, net	513	545
Deferred income taxes	1,858	1,892
Cash surrender value of life insurance	2,811	2,785
Other assets	239	167
Total other assets	5,421	5,389
Total assets	$47,789	$46,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,078	$9,751
Deferred revenue	3,255	4,101
Pension and retirement plans	675	658
Income taxes payable	—	1
Total current liabilities	17,008	14,511
Pension and retirement plans	10,048	10,440
Other long term liabilities	70	69
Total liabilities	27,126	25,020

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,656 and 3,619 shares, respectively	37	36
Additional paid-in capital	11,760	11,658
Retained earnings	16,678	17,517
Accumulated other comprehensive loss	(7,812)	(7,924)
Total shareholders’ equity	20,663	21,287
Total liabilities and shareholders’ equity	$47,789	$46,307
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2014	December 31, 2013
Sales:
Product	$15,653	$14,749
Services	4,777	6,583
Total sales	20,430	21,332

Cost of sales:
Product	13,133	12,721
Services	3,342	4,078
Total cost of sales	16,475	16,799

Gross profit	3,955	4,533

Operating expenses:
Engineering and development	853	635
Selling, general and administrative	4,023	4,020
Total operating expenses	4,876	4,655

Bargain purchase gain on acquisition, net of tax	—	462

Operating income (loss)	(921)	340

Other income (expense):
Foreign exchange loss	(21)	(26)
Other expense, net	(12)	—
Total other income (expense), net	(33)	(26)
Income (loss) before income taxes	(954)	314
Income tax benefit	(517)	(32)
Net income (loss)	$(437)	$346
Net income (loss) attributable to common stockholders	$(421)	$335
Net income (loss) per share – basic	$(0.12)	$0.10
Weighted average shares outstanding – basic	3,490	3,431
Net income (loss) per share – diluted	$(0.12)	$0.10
Weighted average shares outstanding – diluted	3,490	3,474

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended
	December 31, 2014	December 31, 2013

Net income (loss)	$(437)	$346
Other comprehensive income (loss):
Foreign currency translation gain adjustments	112	150
Other comprehensive income	112	150
Total comprehensive income (loss)	$(325)	$496

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three Months Ended December 31, 2014:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2014	3,619	$36	$11,658	$17,517	$(7,924)	$21,287
Net loss	—	—	—	(437)	—	(437)
Other comprehensive income	—	—	—	—	112	112
Stock-based compensation	—	—	102	—	—	102
Restricted stock issuance	37	1	—	—	—	1
Cash dividends on common stock ($0.11 per share)	—	—	—	(402)	—	(402)
Balance as of December 31, 2014	3,656	$37	$11,760	$16,678	$(7,812)	$20,663

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(437)	$346
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(462)
Depreciation and amortization	139	210
Amortization of intangibles	33	29
Foreign exchange loss	21	26
Non-cash changes in accounts receivable	13	50
Non-cash changes in inventory	55	75
Stock-based compensation expense on stock options and restricted stock awards	102	69
Deferred income taxes	5	(160)
(Increase) decrease in cash surrender value of life insurance	5	(37)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,182)	(3,366)
Increase in inventories	(871)	(835)
(Increase) decrease in refundable income taxes	(524)	62
Increase in other current assets	(1,238)	(655)
(Increase) decrease in other assets	(78)	69
Increase in accounts payable and accrued expenses	3,090	932
Decrease in deferred revenue	(723)	(309)
Decrease in pension and retirement plans liability	(14)	(71)
Decrease in income taxes payable	—	(60)
Increase in other long term liabilities	2	10
Net cash used in operating activities	(4,602)	(4,077)
Cash flows from investing activities:
Life insurance premiums paid	(31)	(2)
Cash paid to acquire business	—	(500)
Purchases of property, equipment and improvements	(103)	(273)
Net cash used in investing activities	(134)	(775)
Cash flows from financing activities:
Proceeds from issuance of shares from exercise of employee stock options	—	6
Net cash used in financing activities	—	6
Effects of exchange rate on cash	(59)	169
Net decrease in cash and cash equivalents	(4,795)	(4,677)
Cash and cash equivalents, beginning of period	16,448	18,619
Cash and cash equivalents, end of period	$11,653	$13,942
Supplementary cash flow information:
Cash paid for income taxes	$33	$89
Cash paid for interest	$85	$85
Non-cash acquisition of assets	$—	$1,214
Non-cash accrual of dividend payable	$402	$357
 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Organization and Business

CSP Inc. was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSP Inc. and its subsidiaries (collectively “CSPI” or the “Company”) develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products and Solutions ("HPPS") segment and its Information Technology Solutions ("ITS")segment.

1.    Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2014	December 31, 2013
	(Amounts in thousands except per share data)
Net income (loss)	$(437)	$346
Less: net income (loss) attributable to nonvested common stock	(16)	11
Net income (loss) attributable to common stockholders	$(421)	$335

Weighted average total shares outstanding – basic	3,625	3,545
Less: weighted average non-vested shares outstanding	135	114
Weighted average number of common shares outstanding – basic	3,490	3,431
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	43
Weighted average common shares outstanding – diluted	3,490	3,474

Net income (loss) per share – basic	$(0.12)	$0.10
Net income (loss) per share – diluted	$(0.12)	$0.10

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the three months ended December 31, 2014 and 2013, 43,000 and 49,000 options, respectively, were excluded from the diluted loss per share for the three months ended December 31, 2015 and the net income per share for stock options with an exercise price in excess of fair value for the three months ended December 31, 2014, because the inclusion of those shares in the calculation would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	December 31, 2014	September 30, 2014
	(Amounts in thousands)
Raw materials	$2,201	$2,377
Work-in-process	681	229
Finished goods	4,334	3,840
Total	$7,216	$6,446

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million as of December 31, 2014 and September 30, 2014.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.7 million as of December 31, 2014 and September 30, 2014.

5.    Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	December 31, 2014	September 30, 2014
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,383)	$(2,495)
Cumulative unrealized loss on pension liability	(5,429)	(5,429)
Accumulated other comprehensive loss	$(7,812)	$(7,924)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2014 and 2013 and for the three months ended December 31, 2013.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2014			2013
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$15	$—	$15	$11	$—	$11
Interest cost	164	13	177	190	17	207
Expected return on plan assets	(108)	—	(108)	(115)	—	(115)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	53	(1)	52	23	(2)	21
Net periodic benefit cost	$124	$12	$136	$109	$15	$124

Post Retirement:
Service cost	$—	$9	$9	$—	$3	$3
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	(13)	(13)	—	(36)	(36)
Net periodic cost (benefit)	$—	$7	$7	$—	$(22)	$(22)

7.    Segment Information

The following table presents certain operating segment information.

		Information Technology Solutions Segment
For the Three Months Ended December 31,	High Performance Products and Solutions Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2014
Sales:
Product	$2,452	$2,144	$1,570	$9,487	$13,201	$15,653
Service	230	3,528	283	736	4,547	4,777
Total sales	2,682	5,672	1,853	10,223	17,748	20,430
Income (loss) from operations	(857)	79	68	(211)	(64)	(921)
Assets	15,850	12,861	3,770	15,308	31,939	47,789
Capital expenditures	21	81	1	—	82	103
Depreciation and amortization	71	47	7	47	101	172

2013
Sales:
Product	$1,006	$1,401	$647	$11,695	$13,743	$14,749
Service	1,283	4,188	328	784	5,300	6,583
Total sales	2,289	5,589	975	12,479	19,043	21,332
Income (loss) from operations	142	(81)	31	248	198	340
Assets	15,304	13,134	3,379	17,061	33,574	48,878
Capital expenditures	61	87	23	102	212	273
Depreciation and amortization	52	46	4	137	187	239

Income (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three months ended December 31, 2014, and 2013.

	For the three months ended,
	December 31, 2014		December 31, 2013
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in millions)
Customer A	$2.8	13%	$6.1	29%
Customer B	$2.9	14%	$3.3	15%

Accounts receivable from Customer B totaled approximately $3.3 million or 20% of total consolidated accounts receivable as of December 31, 2014 and $3.0 million or 23% of total consolidated accounts receivable as of September 30, 2014. We believe that the Company is not exposed to any particular credit risk with respect to the accounts receivable with this customer as of September 30, 2014. No other customer accounted for 20% or more of total consolidated accounts receivable as of December 31, 2014 or September 30, 2014.

8.    Fair Value Measures

Assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of December 31, 2014
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

The Company had no liabilities measured at fair value as of December 31, 2014 or September 30, 2014. The Company had no assets or liabilities measured at fair value on a non recurring basis as of December 31, 2014 or September 30, 2014.

9.    Dividend

On December 16, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date.

10.    Acquired Business

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
The results of operations of Myricom for the for the three months ended December 31, 2014 and the two month period beginning on November 4, 2013 and ending on December 31, 2013 are included in the Company’s consolidated statements of operations for the three months ended December 31, 2014 and 2013, respectively.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2014 Results of Operations

Overview:

 Revenue decreased by approximately $0.9 million, or 4%, to $20.4 million for the three months ended December 31, 2014 versus $21.3 million for the three months ended December 31, 2013.

Our gross profit margin ("GM") percentage decreased overall, from 21% for the three months ended December 31, 2013 to 19% for the three months ended December 31, 2014. The decrease in the gross profit margin is primarily attributed to the HPPS segment. The first quarter of 2015 did not include any royalty income as compared to the first quarter of 2014 that included $1.1 million of high gross margin royalty revenue, however approximately 50% of the decrease in gross profit dollars was offset by approximately $0.6 million of gross margin earned on an additional $1.6 million of Myricom revenues.

Operating loss of approximately $0.9 million for the three-month period ended December 31, 2014 compares unfavorably to $0.3 million of operating income for the three months ended December 31, 2013. The $1.3 million decrease in income from operations is primarily attributed to the $0.6 million decrease in gross profit (described above), the recognition of a $0.5 million bargain purchase gain related to our Myricom acquisition in the first quarter of 2014 and approximately $0.2 million in additional engineering expenditures related to bringing the next generation of Myricom product to market.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2014 and 2013:

	December 31, 2014	% of sales	December 31, 2013	% of sales
	(Dollar amounts in thousands)
Sales	$20,430	100%	$21,332	100%
Costs and expenses:
Cost of sales	16,475	81%	16,799	79%
Engineering and development	853	4%	635	3%
Selling, general and administrative	4,023	20%	4,020	19%
Total costs and expenses	21,351	105%	21,454	101%
Bargain purchase gain, net of tax	—	—%	462	2%
Operating income (loss)	(921)	(5)%	340	(2)%
Other expense	(33)	—%	(26)	—%
Income (loss) before income taxes	(954)	(5)%	314	(2)%
Income tax benefit	(517)	(2)%	(32)	—%
Net income (loss)	$(437)	(3)%	$346	(2)%

Revenues

     Our revenues decreased by $0.9 million to $20.4 million for the three months ended December 31, 2014 as compared $21.3 million of revenues for the same period in fiscal year 2014. The revenue decrease discussed above was comprised of a $0.4 million increase in HPPS segment revenues and a $1.3 million decrease in ITS segment revenues.

HPPS segment revenue change by product line for the three months ended December 31, 2014 and 2013 was as follows (in thousands):

			Increase (decrease)
	2014	2013	$	%
Products	$2,452	$1,006	$1,446	143.7%
Services	230	1,283	(1,053)	(82.1)%
Total	$2,682	$2,289	$393	17.2%

The increase in HPPS revenues, for the first three months of fiscal 2015 compared to the same period in fiscal 2014, was the result of an increase in Myricom product revenues that was substantially offset by approximately $1.1 million of royalty revenue in the the first quarter of fiscal 2014. We did not have any royalty revenue in the first quarter of 2015.

ITS segment revenue change by product line for the three months ended December 31, 2014 and 2013 was as follows (in thousands):

			Increase (decrease)
	2014	2013	$	%
Products	$13,201	$13,743	$(542)	(3.9)%
Services	4,547	5,300	(753)	(14.2)%
Total	$17,748	$19,043	$(1,295)	(6.8)%

The decrease in ITS product revenues, for the first three months of fiscal 2015 compared to the same period in fiscal 2014, was the net result of a $2.3 million decrease in our US division partially offset by increases of $1.0 million and $0.8 million in our UK and German divisions, respectively. We consider the US division revenue decrease to be a result of the timing of orders rather than a change in market conditions. The increase in the UK and German division revenues is attributed to increased volume with existing customers. The decrease in service revenue for the period is attributed to decreased sales to a major telephone company in Europe serviced out of both the UK and Germany.

Our revenues by geographic area for the three months ended December 31, 2014 and 2013 based on the location to which the products were shipped or services rendered was as follows (in thousands):

	For the three Months Ended December 31,				Increase (decrease)
	2014	%	2013	%	$	%
Americas	$12,618	62%	$14,444	68%	$(1,826)	(13)%
Europe	7,432	36%	6,594	31%	838	13%
Asia	380	2%	294	1%	86	29%
Totals	$20,430	100%	$21,332	100%	$(902)	(4)%

Gross Margins

     Our gross margin for the three months ended December 31, 2014 decreased by $0.6 million or 2% to $4.0 million and as compared to a gross margin of $4.5 million for the three months ended December 31, 2013 as follows (in thousands):

	2014		2013		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPPS	$1,231	46%	$1,348	59%	$(117)	(13)%
ITS	2,724	15%	3,185	17%	(461)	(2.0)%
Total	$3,955	19%	$4,533	21%	$(578)	(2.0)%

The impact of product mix within our HPPS segment for the three months ended December 31, 2014 and 2013 was as follows (in thousands):

HPPS Segment	2014		2013		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$1,033	42%	$112	11%	$921	31%
Services	198	86%	1,236	96%	(1,038)	(10.0)%
Total	$1,231	46%	$1,348	59%	$(117)	(13.0)%

The decrease in our HPPS segment gross margins is primarily attributed to the impact of $1.1 million of royalty revenue at approximately 100% gross margin in the first quarter of fiscal year 2014 as compared to no royalty revenue in the first quarter of fiscal year 2015. Additional gross margin contributed by Myricom product revenues substantially offset the lower level of royalty revenue in the first quarter of fiscal year 2015.

The impact of product mix within our ITS segment for the three months ended December 31, 2014 and 2013 was as follows (in thousands):

ITS Segment	2014		2013		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	1,487	11%	$1,916	14%	$(429)	(3)%
Services	1,237	27%	1,269	24%	(32)	3.0%
Total	$2,724	19%	$3,185	17%	$(461)	2.0%

     The decrease in our ITS segment gross margin of $0.4 million is primarily attributed to the decline of $0.5 million in US gross margin that was partially offset by a $0.1 million of increase in UK and German gross margins for first quarter of fiscal year 2014 as compared the same period in fiscal year 2015.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPPS segment increased by $0.3 million to $0.9 million for the three months ended December 31, 2014 as compared to $0.6 million for the same period in fiscal year 2014. The increase was due primarily to Myricom engineering expenses incurred in connection with the development of new products expected to be released in the second half of fiscal 2015.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2014 and 2013:

	For the three Months Ended December 31,
	2014	% of Total	2013	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPPS segment	$1,235	31%	$1,033	26%	$202	20%
ITS segment	2,788	69%	2,987	74%	(199)	(7)%
Total	$4,023	100%	$4,020	100%	$3	—%

The increase HPPS segment expenses is attributed to commissions expense on additional Myricom revenues in the first quarter of 2015 compared to the same period in 2014. The $0.2 million decrease in the ITS segment operating cost is primarily attributed to a $0.1 million decrease in the US and Germany, respectively, for the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2014 and 2013:

	For the three months ended,
	December 31, 2014	December 31, 2013	Decrease
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	3	2	1
Foreign exchange gain (loss)	(21)	(26)	5
Other income, net	6	19	(13)
Total other income (expense), net	$(33)	$(26)	$(7)

The unfavorable variance in the foreign exchange gain (loss) for the three month periods ended December 31, 2014 versus the comparable period of 2013 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries, mainly US dollar holdings in the UK.

Income Taxes

For the three months ended December 31, 2014, the Company recognized an income tax benefit of $517,000 of which is primarily related to the related $1 million loss in the US operations reduced by $24k of tax expense for the German operation and there was no tax expense recorded for the profit in the UK due to pension contributions and the use of a net operating loss carry-forward. The Company recognized $28K of research and development tax credits recognized in the US for fiscal year 2014 after the R&D credit was reinstated by Congress in December for calendar year 2014.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $4.8 million to $11.7 million as of December 31, 2014 from $16.4 million as of September 30, 2014. At December 31, 2014, cash equivalents consisted of money market funds which totaled $1.0 million.

Significant uses of cash for the three months ended December 31, 2014 included the net loss of approximately $0.4 million, an increase in accounts receivable of approximately $4.2 million, an increase in inventories of approximately $0.9 million, an increase in other current assets of approximately $1.2 million. Significant sources of cash included an increase in accounts payable and accrued expenses of approximately $3.1 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $3.4 million as of December 31, 2014 and $6.6 million as of September 30, 2014. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 . Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014 , the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

 Internal Controls over Financial Reporting

As we have previously reported on our annual report for the period ended September 30, 2014, management identified a material weakness as of March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

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

Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2014, in response to the identification of the material weakness referred to above, management assessed various alternatives to modify our existing internal control processes and systems to remediate this material weakness. We have implemented enhanced internal auditing procedures whereby revenue transactions are being put through a more rigorous review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. We incorporated this process into our existing internal control structure to ensure that we applied the appropriate accounting for these transactions.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (b) our Consolidated Statements of Operations for the three ended December 31, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31
2014, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 13, 2015	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 13, 2015	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (b) our Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2014, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith