Form 10-Q
period 2015-03-31
CSP INC /MA/
filed 2015-05-15
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 13, 2015, the registrant had 3,675,120 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,022	$16,448
Accounts receivable, net of allowances of $271 and $241	14,643	12,532
Inventories, net	7,031	6,446
Refundable income taxes	1,010	418
Deferred income taxes	1,226	1,230
Other current assets	2,456	2,372
Total current assets	35,388	39,446
Property, equipment and improvements, net	1,341	1,472

Other assets:
Intangibles, net	480	545
Deferred income taxes	1,792	1,892
Cash surrender value of life insurance	2,917	2,785
Other assets	209	167
Total other assets	5,398	5,389
Total assets	$42,127	$46,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,873	$9,751
Deferred revenue	2,682	4,101
Pension and retirement plans	644	658
Income taxes payable	—	1
Total current liabilities	13,199	14,511
Pension and retirement plans	9,312	10,440
Other long term liabilities	72	69
Total liabilities	22,583	25,020

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,675 and 3,619 shares, respectively	37	36
Additional paid-in capital	11,951	11,658
Retained earnings	15,597	17,517
Accumulated other comprehensive loss	(8,041)	(7,924)
Total shareholders’ equity	19,544	21,287
Total liabilities and shareholders’ equity	$42,127	$46,307
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Sales:
Product	$14,195	$14,319	$29,848	$29,068
Services	4,682	6,584	9,459	13,167
Total sales	18,877	20,903	39,307	42,235

Cost of sales:
Product	11,380	11,668	24,513	24,389
Services	3,454	4,153	6,796	8,231
Total cost of sales	14,834	15,821	31,309	32,620

Gross profit	4,043	5,082	7,998	9,615

Operating expenses:
Engineering and development	826	792	1,679	1,427
Selling, general and administrative	3,856	3,957	7,879	7,977
Total operating expenses	4,682	4,749	9,558	9,404

Bargain purchase gain on acquisition, net of tax	—	—	—	462

Operating income (loss)	(639)	333	(1,560)	673

Other expense:
Foreign exchange loss	(108)	(27)	(129)	(53)
Other expense, net	(21)	(21)	(33)	(21)
Total other expense	(129)	(48)	(162)	(74)
Income (loss) before income taxes	(768)	285	(1,722)	599
Income tax expense (benefit)	(93)	118	(610)	86
Net income (loss)	$(675)	$167	$(1,112)	$513
Net income (loss) attributable to common stockholders	$(649)	$161	$(1,072)	$495
Net income (loss) per share – basic	$(0.19)	$0.05	$(0.31)	$0.14
Weighted average shares outstanding – basic	3,525	3,446	3,507	3,439
Net income (loss) per share – diluted	$(0.19)	$0.05	$(0.31)	$0.14
Weighted average shares outstanding – diluted	3,525	3,493	3,507	3,484

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net income (loss)	$(675)	$167	$(1,112)	$513
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(229)	4	(117)	154
Other comprehensive income (loss)	(229)	4	(117)	154
Total comprehensive income (loss)	$(904)	$171	$(1,229)	$667

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the six Months Ended March 31, 2015:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2014	3,619	$36	$11,658	$17,517	$(7,924)	$21,287
Net loss	—	—	—	(1,112)	—	(1,112)
Other comprehensive loss	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	188	—	—	188
Restricted stock issuance	41	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	105	—	—	105
Cash dividends on common stock ($0.22 per share)	—	—	—	(808)	—	(808)
Balance as of March 31, 2015	3,675	$37	$11,951	$15,597	$(8,041)	$19,544

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(1,112)	$513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(462)
Depreciation and amortization	266	245
Amortization of intangibles	65	60
Loss on sale of fixed assets, net	—	2
Foreign exchange loss	129	53
Non-cash changes in accounts receivable	37	67
Non-cash changes in inventory	38	140
Stock-based compensation expense on stock options and restricted stock awards	188	159
Deferred income taxes	(21)	21
Increase in cash surrender value of life insurance	(23)	(84)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,267)	(8,763)
Increase in inventories	(741)	(764)
(Increase) decrease in refundable income taxes	(619)	476
Increase in other current assets	(296)	(503)
Increase in other assets	(59)	—
Increase in accounts payable and accrued expenses	785	2,676
Increase (decrease) in deferred revenue	(1,017)	2,445
Decrease in pension and retirement plans liability	(36)	(120)
Increase (decrease) in income taxes payable	6	(486)
Increase in other long term liabilities	3	19
Net cash used in operating activities	(5,674)	(4,306)
Cash flows from investing activities:
Life insurance premiums paid	(109)	(80)
Proceeds from the sale of fixed assets	—	6
Cash paid to acquire business	—	(500)
Purchases of property, equipment and improvements	(223)	(295)
Net cash used in investing activities	(332)	(869)
Cash flows from financing activities:
Dividends paid	(808)	(752)
Proceeds from issuance of shares under equity compensation plans	105	6
Net cash used in financing activities	(703)	(746)
Effects of exchange rate on cash	(717)	162
Net decrease in cash and cash equivalents	(7,426)	(5,759)
Cash and cash equivalents, beginning of period	16,448	18,619
Cash and cash equivalents, end of period	$9,022	$12,860
Supplementary cash flow information:
Cash paid for income taxes	$52	$63
Cash paid for interest	$85	$85
Non-cash acquisition of assets	$—	$1,214
 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

Organization and Business

CSP Inc. was founded in 1968 and is based in Billerica, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSP Inc. and its subsidiaries (collectively “we”, “us”, “our”,
“CSPI” or the “Company”) develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products (“HPP”) segment (formerly the “High Performance Products and Solutions” segment) and its Technology Solutions (“TS”) segment (formerly the Information Technology Solutions segment).

1.    Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been omitted.

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, the calculation of estimated selling price used for revenue recognition and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Amounts in thousands except per share data)
Net income (loss)	$(675)	$167	$(1,112)	$513
Less: net income (loss) attributable to nonvested common stock	(26)	6	(40)	18
Net income (loss) attributable to common stockholders	$(649)	$161	$(1,072)	$495

Weighted average total shares outstanding – basic	3,662	3,580	3,637	3,562
Less: weighted average non-vested shares outstanding	137	134	130	123
Weighted average number of common shares outstanding – basic	3,525	3,446	3,507	3,439
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	47	—	45
Weighted average common shares outstanding – diluted	3,525	3,493	3,507	3,484

Net income (loss) per share – basic	$(0.19)	$0.05	$(0.31)	$0.14
Net income (loss) per share – diluted	$(0.19)	$0.05	$(0.31)	$0.14

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. The calculation of diluted loss per share for the three and six months ended March 31, 2015 excludes 35,000 stock options and the calculation of basic net income per share for the three and six months ended March 31, 2014 excludes 49,000 stock options with an exercise price in excess of fair value, because in each case the inclusion of those shares in the calculation would have been anti-dilutive.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

4.    Inventories

Inventories consist of the following:

	March 31, 2015	September 30, 2014
	(Amounts in thousands)
Raw materials	$2,191	$2,377
Work-in-process	634	229
Finished goods	4,206	3,840
Total	$7,031	$6,446

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria have not been met, of approximately $0.1 million and $0.4 million as of March 31, 2015 and September 30, 2014, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.6 million and $4.7 million as of March 31, 2015 and September 30, 2014.

5.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2015	September 30, 2014
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,612)	$(2,495)
Cumulative unrealized loss on pension liability	(5,429)	(5,429)
Accumulated other comprehensive loss	$(8,041)	$(7,924)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2014 and 2013 and for the six months ended March 31, 2015.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

The Company's pension plan in the United Kingdom is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$13	$—	$13	$12	$—	$12
Interest cost	155	13	168	193	17	210
Expected return on plan assets	(104)	—	(104)	(117)	—	(117)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	49	(1)	48	23	(2)	21
Net periodic benefit cost	$113	$12	$125	$111	$15	$126

Post Retirement:
Service cost	$—	$9	$9	$—	$2	$2
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	(13)	(13)	—	(36)	(36)
Net periodic cost (benefit)	$—	$7	$7	$—	$(23)	$(23)

	For the Six Months Ended March 31,
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$28	$—	$28	$23	$—	$23
Interest cost	320	26	346	383	34	417
Expected return on plan assets	(212)	—	(212)	(232)	—	(232)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	102	(2)	100	46	(4)	42
Net periodic benefit cost	$238	$24	$262	$220	$30	$250

Post Retirement:
Service cost	$—	$17	$17	$—	$5	$5
Interest cost	—	22	22	—	22	22
Amortization of net gain	—	(25)	(25)	—	(72)	(72)
Net periodic cost (benefit)	$—	$14	$14	$—	$(45)	$(45)

7.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three Months Ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$2,527	$1,796	$891	$8,981	$11,668	$14,195
Service	130	3,690	213	649	4,552	4,682
Total sales	2,657	5,486	1,104	9,630	16,220	18,877
Loss from operations	(647)	170	(93)	(69)	8	(639)
Assets	15,595	12,555	3,118	10,859	26,532	42,127
Capital expenditures	25	95	—	—	95	120
Depreciation and amortization	60	44	10	45	99	159

2014
Sales:
Product	$2,170	$3,452	$336	$8,361	$12,149	$14,319
Service	1,065	4,486	304	729	5,519	6,584
Total sales	3,235	7,938	640	9,090	17,668	20,903
Income (loss) from operations	113	294	(30)	(44)	220	333
Assets	15,644	20,882	2,726	13,438	37,046	52,690
Capital expenditures	41	14	22	32	68	109
Depreciation and amortization	54	49	4	46	99	153

		Technology Solutions Segment
For the six Months Ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$4,979	$3,940	$2,461	$18,468	$24,869	$29,848
Service	360	7,218	496	1,385	9,099	9,459
Total sales	5,339	11,158	2,957	19,853	33,968	39,307
Income (loss) from operations	(1,504)	249	(25)	(280)	(56)	(1,560)
Assets	15,595	12,555	3,118	10,859	26,532	42,127
Capital expenditures	46	176	1	—	177	223
Depreciation and amortization	131	91	17	92	200	331

2014
Sales:
Product	$3,176	$4,853	$983	$20,056	$25,892	$29,068
Service	2,348	8,674	632	1,513	10,819	13,167
Total sales	5,524	13,527	1,615	21,569	36,711	42,235
Income from operations	255	213	1	204	418	673
Assets	15,644	20,882	2,726	13,438	37,046	52,690
Capital expenditures	102	101	45	47	193	295
Depreciation and amortization	106	95	8	96	199	305

Income (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six months ended March 31, 2015, and 2014.

	For the three Months Ended March 31,				For the six Months Ended March 31,
	2015		2014		2015		2014
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$2.4	13%	$1.9	9%	$4.7	12%	$8.0	19%
Customer B	$3.7	20%	$5.6	27%	$6.6	17%	$8.9	21%

In addition, accounts receivable from Customer B totaled approximately $4.5 million or 31% of total consolidated accounts receivable as of March 31, 2015 and $3.0 million or 20% of total consolidated accounts receivable as of September 30, 2014. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of March 31, 2015. No other customer accounted for 10% or more of total consolidated accounts receivable as of March 31, 2015 or September 30, 2014.

8.    Fair Value Measures

Assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of March 31, 2015
	(Amounts in thousands)
Assets:
Money Market funds	$507	$—	$—	$507
Total assets measured at fair value	$507	$—	$—	$507

	As of September 30, 2014
	(Amounts in thousands)
Assets:
Money Market funds	$1,006	$—	$—	$1,006
Total assets measured at fair value	$1,006	$—	$—	$1,006

These assets are included in cash and cash equivalents in the accompanying consolidated balance sheets.  All other monetary assets and liabilities are short-term in nature and approximate their fair value. The Company did not have any transfers between Level 1, Level 2 or Level 3 measurements.

The Company had no liabilities measured at fair value as of March 31, 2015 or September 30, 2014. The Company had no assets or liabilities measured at fair value on a non recurring basis as of March 31, 2015 or September 30, 2014.

9.    Dividends

On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date.

On February 11, 2015 the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to shareholders of record as of February 26, 2015, the record date.

10.    Acquired Business

On November 4, 2013 the Company acquired substantially all of the assets of Myricom, Inc.  Myricom has been integrated into the High Performance Products segment.
Although Myricom was an established business prior to the acquisition, it had previously sold off a significant portion of its business and was faced with the likelihood of having to shut down operations if it could not find a buyer to purchase its remaining assets because the revenue that Myricom was able to generate from these remaining assets was not sufficient to operate the business profitably.  As a result, the Company recognized a bargain purchase gain.  The Company paid total cash consideration of approximately $0.5 million to acquire substantially all of the assets of Myricom and incurred approximately $0.1 million for the assumption of certain other liabilities.  The purchase of Myricom resulted in the recognition of a net after tax bargain purchase gain of approximately $0.5 million as shown below.

The purchase price was allocated as follows:

(Amounts in Thousands)
Inventory	$1,030
Property & equipment	17
Intangibles	260
Gross assets acquired	1,307
Product warranty liability assumed	(93)
Net assets acquired	1,214
Less: asset purchase price	500
Bargain purchase gain before tax	714
Deferred tax on bargain purchase gain	(252)
Bargain purchase gain, net of tax effect	$462
The results of operations of Myricom for the for the six months ended March 31, 2015 and the five month period beginning on November 4, 2013 and ending on March 31, 2014 are included in the Company’s consolidated statements of operations for the three and six months ended March 31, 2015 and 2014, respectively.

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

Results of Operations

Explanatory note

Beginning in the current period ending and as of March 31, 2015, we have renamed our segments. We have renamed the segment that was formerly known as the High Performance Products and Solutions segment to the High Performance Products ("HPP") segment. We have also renamed the segment that was formerly known as the Information Technology Solutions segment to the Technology Solutions ("TS") segment.

Overview of the three months ended March 31, 2015

Overview:

     Our revenue decreased by approximately $2.0 million, or 10%, to $18.9 million for the three months ended March 31, 2015 versus $20.9 million for the three months ended March 31, 2014. The decrease in revenue is primarily attributed to $0.8 million of royalty revenue for one plane in the second quarter of 2014 as compared to no plane royalty revenue for the same period in 2015 and a $1.4 million decrease in TS segment revenues, partially offset by $0.2 million of additional HPP revenues. We expect to recognize royalty revenue on five planes during the last 6 months of fiscal year 2015.

Our gross profit margin percentage decreased overall, from 24% of revenues for the three months ended March 31, 2014 to 21% for the three months ended March 31, 2015. The 3% decrease in our gross margin percentage is attributed to not having $0.8 million of gross profit from plane royalty revenue the second quarter of 2015.

We incurred an operating loss of approximately $0.6 million for the three-month period ended March 31, 2015 as compared to $0.3 million of operating income for the three months ended March 31, 2014. The $1.0 million decrease in income from operations is attributed to the decline in gross profit for the period as operating expenses remained relatively flat for the comparative period.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2015 and 2014:

	March 31, 2015	% of sales	March 31, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$18,877	100%	$20,903	100%
Costs and expenses:
Cost of sales	14,834	79%	15,821	76%
Engineering and development	826	4%	792	4%
Selling, general and administrative	3,856	20%	3,957	19%
Total costs and expenses	19,516	103%	20,570	98%
Operating income (loss)	(639)	(3)%	333	2%
Other expense	(129)	(1)%	(48)	—%
Income (loss) before income taxes	(768)	(4)%	285	2%
Income tax expense (benefit)	(93)	—%	118	1%
Net income (loss)	$(675)	(4)%	$167	1%

Revenues

     Our revenues decreased by $2.0 million to $18.9 million for the three months ended March 31, 2015 as compared to $20.9 million of revenues for the same period in fiscal year 2014. The revenue decrease discussed above was comprised of a $0.6 million decrease in HPP segment revenues and a $1.4 million decrease in TS segment revenues.

HPP segment revenue change by product line for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

			Increase (decrease)
	2015	2014	$	%
Products	$2,527	$2,170	$357	16%
Services	130	1,065	(935)	(88)%
Total	$2,657	$3,235	$(578)	(18)%

The decrease in HPP revenues, for the second quarter of 2015 compared to the same period in fiscal year 2014, is attributed to $0.8 million of plane royalty revenue related to one plane in the second quarter of 2014 compared to no plane royalty revenues in the same period in 2015 which was partially offset by an increase in product revenues related to Myricom products and defense sector sales. We expect to recognize royalty revenue on five planes during the last six months of 2015.

TS segment revenue change by product line for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

			(Decrease)
	2015	2014	$	%
Products	$11,668	$12,149	$(481)	(4)%
Services	4,552	5,519	(967)	(18)%
Total	$16,220	$17,668	$(1,448)	(8)%

The decrease in TS revenues, for the second quarter of 2015 compared to the same period in 2014, was the result of a $2.5 million decrease in our German division, partially offset by $0.5 million increases in both our US and UK divisions, respectively. The decrease in our German division revenue is primarily attributed to the impact of the decline in the Euro as compared to the US dollar and the timing of orders for the second quarter of 2015 compared to the same period in 2014.

Our revenues by geographic area for the three months ended March 31, 2015 and 2014 based on the location to which the products were shipped or services rendered was as follows (in thousands):

	For the three Months Ended March 31,				(Decrease)
	2015	%	2014	%	$	%
Americas	$11,547	61%	$11,981	58%	$(434)	(4)%
Europe	6,673	35%	8,225	39%	(1,552)	(19)%
Asia	657	4%	697	3%	(40)	(6)%
Totals	$18,877	100%	$20,903	100%	$(2,026)	(10)%

Gross Margins

     Our gross margin ("GM") for the three months ended March 31, 2015 decreased by $1.0 million or 3% of revenues to $4.0 million and as compared to a gross margin of $5.1 million for the three months ended March 31, 2014 as follows (in thousands):

	2015		2014		(Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$1,267	48%	$1,996	62%	$(729)	(14)%
TS	2,776	17%	3,086	17%	(310)	—%
Total	$4,043	21%	$5,082	24%	$(1,039)	(3)%

The impact of product mix within our HPP segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

HPP Segment	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$1,147	45%	$978	45%	$169	—%
Services	120	92%	1,018	96%	(898)	(4)%
Total	$1,267	48%	$1,996	62%	$(729)	(14)%

The decrease in our HPP segment gross margins is primarily attributed to the impact of $0.8 million of royalty revenue related to one plane at approximately 100% gross margin in the second quarter of fiscal year 2014 as compared to no plane royalty revenue in the second quarter of fiscal year 2015.

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

TS Segment	2015		2014		(Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	1,668	14%	$1,673	14%	$(5)	—%
Services	1,108	24%	1,413	26%	(305)	(2)%
Total	$2,776	17%	$3,086	17%	$(310)	—%

     The decrease in our TS segment gross margin of $0.3 million is attributed to decreased service revenue generated by our German division for second quarter of 2015 as compared the same period in 2014.

Engineering and Development Expenses

The engineering and development expenses incurred exclusively by our HPP segment was $0.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new products expected to be released in the second half of fiscal year 2015.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2015 and 2014:

	For the three Months Ended March 31,
	2015	% of Total	2014	% of Total	$ (Decrease)	% (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	1,088	28%	$1,091	28%	$(3)	—%
TS segment	2,768	72%	2,866	72%	(98)	(3)%
Total	$3,856	100%	$3,957	100%	$(101)	(3)%

The HPP segment SG&A expenses were relatively flat for the second quarter of 2015 as compared to the same period in 2014 and the TS segment SG&A expenses decreased slightly for the same comparative period primarily attributed to lower variable sales and marketing cost in our German division.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2015 and 2014:

	For the three months ended,
	March 31, 2015	March 31, 2014	Decrease
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	1	1	—
Foreign exchange loss	(108)	(27)	(81)
Other expense, net	(1)	(1)	—
Total other income (expense), net	$(129)	$(48)	$(81)

The increase in the foreign exchange loss for the three month periods ended March 31, 2015 versus the comparable period of 2014 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries.

Income Taxes

For the three months ended March 31, 2015, the Company recognized an income tax benefit of $93 thousand of which is primarily related to the loss in the US operation of $705 thousand. There was no tax benefit recorded on the loss in the UK because the company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized.

Overview of the six months ended March 31, 2015

Revenue decreased by approximately $2.9 million, or 7%, to $39.3 million for the six months ended March 31, 2015 versus $42.2 million for the six months ended March 31, 2014.

Our gross profit margin percentage decreased overall, from 23% of revenues for the six months ended March 31, 2014 to 20% for the six months ended March 31, 2015. The 3% decrease in the gross profit margin is primarily attributed to our HPP segment not having $1.8 million of 100% gross margin royalty revenue related to three planes in the first six months of fiscal year 2015 as we did in the comparable period in fiscal year 2014. We expect to recognize royalty revenue on five planes during the last 6 months of fiscal year 2015.

We incurred an operating loss of approximately $1.6 million for the six-month period ended March 31, 2015 compared to $0.7 million of operating income for the six months ended March 31, 2014. The $2.3 million decrease in income from operations is primarily attributed to the $1.6 million decrease in gross profit (described above), the recognition of a $0.5 million bargain purchase gain related to our Myricom acquisition in the first quarter of fiscal year 2014 and approximately $0.3 million in additional engineering expenditures related to bringing the next generation of Myricom product to market partially offset by $0.1 million of lower sales and marketing expenses.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2015 and 2014:

	March 31, 2015	% of sales	March 31, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$39,307	100%	$42,235	100%
Costs and expenses:
Cost of sales	31,309	80%	32,620	77%
Engineering and development	1,679	4%	1,427	3%
Selling, general and administrative	7,879	20%	7,977	19%
Total costs and expenses	40,867	104%	42,024	99%
Bargain purchase gain, net of tax	—	—%	462	1%
Operating (loss) income	(1,560)	(4)%	673	1%
Other expense	(162)	—%	(74)	—%
(Loss) Income before income taxes	(1,722)	(4)%	599	1%
Income tax benefit (expense)	(610)	(1)%	86	—%
Net income (loss)	$(1,112)	(3)%	$513	1%

Revenues

     Our revenues decreased by $2.9 million to $39.3 million for the six months ended March 31, 2015 as compared $42.2 million of revenues for the same period in fiscal year 2014. The revenue decrease discussed above was comprised of a $0.2 million decrease in HPP segment revenues and a $2.7 million decrease in TS segment revenues.

HPP segment revenue change by product line for the six months ended March 31, 2015 and 2014 was as follows (in thousands):

			Increase (decrease)
	2015	2014	$	%
Products	$4,979	$3,176	$1,803	57%
Services	360	2,348	(1,988)	(85)%
Total	$5,339	$5,524	$(185)	(3)%

The increase in HPP product revenues, for the first six months of 2015 compared to the same period in 2014, was the result of an increase in Myricom product revenues that was substantially offset by approximately $1.8 million of royalty revenue related to three planes in the first six months of fiscal year 2014. We did not have any plane royalty revenue in the first six months of fiscal year 2015. We expect to recognize royalty revenue on five planes during the last six months of fiscal year 2015.

TS segment revenue change by product line for the six months ended March 31, 2015 and 2014 was as follows (in thousands):

			(Decrease)
	2015	2014	$	%
Products	$24,869	$25,892	$(1,023)	(4)%
Services	9,099	10,819	(1,720)	(16)%
Total	$33,968	$36,711	$(2,743)	(7)%

The decrease in TS segment revenues, for the first six months of fiscal year 2015 compared to the same period in 2014, was the result of $2.4 million and $1.7 million decreases in our German and US divisions, respectively, partially offset by increases of $1.3 million increase our UK division. Approximately $1.7 million of the German revenue decrease is attributed to the impact of the decline in the Euro as compared to the US dollar for the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. We consider the non-currency related revenue decrease in our German and US divisions and the increase in our UK division revenues to be a result of the timing of orders rather than a change in market conditions.

Our revenues by geographic area for the six months ended March 31, 2015 and 2014 based on the location to which the products were shipped or services rendered was as follows (in thousands):

	For the six Months Ended March 31,				Increase (Decrease)
	2015	%	2014	%	$	%
Americas	$24,165	61%	$26,425	63%	$(2,260)	(9)%
Europe	14,105	36%	14,819	35%	(714)	(5)%
Asia	1,037	3%	991	2%	46	5%
Totals	$39,307	100%	$42,235	100%	$(2,928)	(7)%

Gross Margins

     Our gross margin for the six months ended March 31, 2015 decreased by $1.6 million or 3% of revenues to $8.0 million as compared to a gross margin of $9.6 million for the six months ended March 31, 2014 as follows (in thousands):

	2015		2014		(Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$2,498	47%	$3,344	61%	$(846)	(14)%
TS	5,500	16%	6,271	17%	(771)	(1)%
Total	$7,998	20%	$9,615	23%	$(1,617)	(3)%

The impact of product mix within our HPP segment for the six months ended March 31, 2015 and 2014 was as follows (in thousands):

HPP Segment	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$2,180	44%	$1,090	34%	$1,090	10%
Services	318	88%	2,254	96%	(1,936)	(8)%
Total	$2,498	47%	$3,344	61%	$(846)	(14)%

The decrease in our HPP segment gross margins is primarily attributed to the impact of $1.8 million of royalty revenue related to three planes at approximately 100% gross margin in the first six months of fiscal year 2014 as compared to no plane royalty revenue in the first six months of fiscal year 2015. Additional gross margin contributed by Myricom product revenues partially offset the lower level of royalty revenue in the first six months of fiscal year 2015.

The impact of product mix within our TS segment for the six months ended March 31, 2015 and 2014 was as follows (in thousands):

TS Segment	2015		2014		(Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	3,155	13%	$3,589	14%	$(434)	(1)%
Services	2,345	26%	2,682	25%	(337)	1%
Total	$5,500	16%	$6,271	17%	$(771)	(1)%

     The decrease in our TS segment gross margin of $0.8 million is primarily attributed to the decreases in our US and German divisions of $0.5 million and $0.3 million, respectively for the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Engineering and Development Expenses

The engineering and development expenses incurred exclusively by our HPP segment increased by $0.3 million to $1.7 million for the six months ended March 31, 2015 as compared to $1.4 million for the same period in fiscal year 2014. The increase was due primarily to Myricom engineering expenses incurred in connection with the development of new products expected to be released in the second half of fiscal 2015.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2015 and 2014:

	For the six Months Ended March 31,
	2015	% of Total	2014	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$2,323	29%	$2,124	27%	$199	9%
TS segment	5,556	71%	5,853	73%	(297)	(5)%
Total	$7,879	100%	$7,977	100%	$(98)	(1)%

The increase in HPP segment expenses is attributed to increased sales and marketing costs including higher variable commissions expense on the additional Myricom revenues in the first six months of 2015 compared to the same period in 2014. The $0.3 million decrease in the TS segment operating cost is primarily attributed to decreased costs in our German division which incurred lower variable sales and marketing expenses and benefited from the impact of the decline in the Euro as compared to the US dollar for the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2015 and 2014:

	For the six months ended,
	March 31, 2015	March 31, 2014	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(42)	$(43)	$1
Interest income	4	3	1
Foreign exchange loss	(129)	(53)	(76)
Other income, net	5	19	(14)
Total other expense, net	$(162)	$(74)	$(88)

The unfavorable variance in the foreign exchange loss for the six month periods ended March 31, 2015 versus the comparable period of 2014 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries.

Income Taxes

For the six months ended March 31, 2015, the Company recognized an income tax benefit of $610 thousand of which is primarily related to the loss in the US operation of $1.8 million, partially offset by the $154 thousand of income in the Germany operation. There was no tax benefit recorded on the loss in the UK because the company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. The Company recognized $28 thousand of research and development credits recognized in the US for fiscal year 2014 after the R&D credit was reinstated by Congress in December for calendar year 2014.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $7.4 million to $9.0 million as of March 31, 2015 from $16.4 million as of September 30, 2014. At March 31, 2015, cash equivalents consisted of money market funds which totaled $0.5 million.

Significant uses of cash for the six months ended March 31, 2015 included the net loss of approximately $1.1 million, an increase in accounts receivable of approximately $3.3 million, an increase in inventories of approximately $0.7 million, a decrease in deferred revenue of approximately $1.0 million, dividends paid of approximately $0.8 million, an increase in refundable income taxes of approximately $0.6 million, a decrease from the effects of exchange rate on cash of $0.7 million and an increase in other current assets of approximately $0.3 million. Significant sources of cash included an increase in accounts payable and accrued expenses of approximately $0.8 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $3.4 million as of March 31, 2015 and $7.1 million as of September 30, 2014. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2015, in response to the identification of the material weakness referred to above, management assessed various alternatives to modify our existing internal control processes and systems to remediate this material weakness. We have implemented enhanced internal auditing procedures whereby revenue transactions are being put through a more rigorous review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. We incorporated this process into our existing internal control structure to ensure that we applied the appropriate accounting for these transactions.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2015, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 15, 2015	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: May 15, 2015	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2015 (e) our Consolidated Statements of Cash Flows for the three and six months ended March 31, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith