Form 10-Q
period 2015-06-30
CSP INC /MA/
filed 2015-08-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 12, 2015, the registrant had 3,673,589 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,446	$16,448
Accounts receivable, net of allowances of $234 and $241	17,367	12,532
Inventories, net	6,646	6,446
Refundable income taxes	658	418
Deferred income taxes	1,178	1,230
Other current assets	2,741	2,372
Total current assets	39,036	39,446
Property, equipment and improvements, net	1,367	1,472

Other assets:
Intangibles, net	448	545
Deferred income taxes	1,819	1,892
Cash surrender value of life insurance	3,037	2,785
Other assets	275	167
Total other assets	5,579	5,389
Total assets	$45,982	$46,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,042	$9,751
Deferred revenue	3,128	4,101
Pension and retirement plans	663	658
Income taxes payable	—	1
Total current liabilities	16,833	14,511
Pension and retirement plans	9,635	10,440
Other long term liabilities	—	69
Total liabilities	26,468	25,020

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,674 and 3,619 shares, respectively	37	36
Additional paid-in capital	12,047	11,658
Retained earnings	15,442	17,517
Accumulated other comprehensive loss	(8,012)	(7,924)
Total shareholders’ equity	19,514	21,287
Total liabilities and shareholders’ equity	$45,982	$46,307
See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales:
Product	$15,696	$15,677	$45,544	$44,745
Services	6,591	6,959	16,050	20,126
Total sales	22,287	22,636	61,594	64,871

Cost of sales:
Product	13,461	13,058	37,974	37,447
Services	3,560	3,474	10,356	11,705
Total cost of sales	17,021	16,532	48,330	49,152

Gross profit	5,266	6,104	13,264	15,719

Operating expenses:
Engineering and development	626	945	2,305	2,372
Selling, general and administrative	3,945	4,192	11,824	12,169
Total operating expenses	4,571	5,137	14,129	14,541

Bargain purchase gain on acquisition, net of tax	—	—	—	462

Operating income (loss)	695	967	(865)	1,640

Other expense:
Foreign exchange loss	(87)	(67)	(216)	(120)
Other expense, net	(26)	(37)	(59)	(58)
Total other expense	(113)	(104)	(275)	(178)
Income (loss) before income taxes	582	863	(1,140)	1,462
Income tax expense (benefit)	333	(36)	(277)	50
Net income (loss)	$249	$899	$(863)	$1,412
Net income (loss) attributable to common stockholders	$240	$863	$(863)	$1,361
Net income (loss) per share – basic	$0.07	$0.25	$(0.25)	$0.40
Weighted average shares outstanding – basic	3,540	3,451	3,522	3,442
Net income (loss) per share – diluted	$0.07	$0.25	$(0.25)	$0.39
Weighted average shares outstanding – diluted	3,633	3,499	3,522	3,488

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income (loss)	$249	$899	$(863)	$1,412
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	29	(92)	(88)	62
Other comprehensive income (loss)	29	(92)	(88)	62
Total comprehensive income (loss)	$278	$807	$(951)	$1,474

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine Months Ended June 30, 2015:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2014	3,619	$36	$11,658	$17,517	$(7,924)	$21,287
Net loss	—	—	—	(863)	—	(863)
Other comprehensive loss	—	—	—	—	(88)	(88)
Stock-based compensation	—	—	285	—	—	285
Restricted stock issuance	40	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	104	—	—	104
Cash dividends on common stock ($0.33 per share)	—	—	—	(1,212)	—	(1,212)
Balance as of June 30, 2015	3,674	$37	$12,047	$15,442	$(8,012)	$19,514

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(863)	$1,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(462)
Depreciation and amortization	385	364
Amortization of intangibles	97	92
Loss on sale of fixed assets, net	54	2
Foreign exchange loss	216	120
Non-cash changes in accounts receivable	(4)	(17)
Non-cash changes in inventory	240	146
Stock-based compensation expense on stock options and restricted stock awards	285	260
Deferred income taxes	27	273
Increase in cash surrender value of life insurance	(59)	(114)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,439)	(2,110)
Increase in inventories	(497)	(1,160)
(Increase) decrease in refundable income taxes	(187)	373
Increase in other current assets	(506)	(485)
Increase in other assets	(119)	—
Increase in accounts payable and accrued expenses	3,691	425
Increase (decrease) in deferred revenue	(619)	1,662
Decrease in pension and retirement plans liability	(58)	(168)
Decrease in income taxes payable	(72)	(311)
Increase in other long term liabilities	(69)	(338)
Net cash used in operating activities	(3,497)	(36)
Cash flows from investing activities:
Life insurance premiums paid	(193)	(167)
Proceeds from the sale of fixed assets	—	6
Cash paid to acquire business	—	(500)
Purchases of property, equipment and improvements	(398)	(370)
Net cash used in investing activities	(591)	(1,031)
Cash flows from financing activities:
Dividends paid	(1,212)	(1,148)
Proceeds from issuance of shares under equity compensation plans	105	6
Net cash used in financing activities	(1,107)	(1,142)
Effects of exchange rate on cash	(807)	40
Net decrease in cash and cash equivalents	(6,002)	(2,169)
Cash and cash equivalents, beginning of period	16,448	18,619
Cash and cash equivalents, end of period	$10,446	$16,450
Supplementary cash flow information:
Cash paid for income taxes	$72	$96
Cash paid for interest	$85	$85
 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

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

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, the calculation of estimated selling price and post-delivery support obligations used for revenue recognition and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Amounts in thousands except per share data)
Net income (loss)	$249	$899	$(863)	$1,412
Less: net income attributable to nonvested common stock	9	36	—	51
Net income (loss) attributable to common stockholders	$240	$863	$(863)	$1,361

Weighted average total shares outstanding – basic	3,674	3,593	3,522	3,572
Less: weighted average non-vested shares outstanding	134	142	—	130
Weighted average number of common shares outstanding – basic	3,540	3,451	3,522	3,442
Potential common shares from non-vested stock awards and the assumed exercise of stock options	93	48	—	46
Weighted average common shares outstanding – diluted	3,633	3,499	3,522	3,488

Net income (loss) per share – basic	$0.07	$0.25	$(0.25)	$0.40
Net income (loss) per share – diluted	$0.07	$0.25	$(0.25)	$0.39

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the three months ended June, 2015 and 2014, 12,000 and 58,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. For the nine months ended June, 2015 and 2014, 28,000 and 52,000 options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 130,000 non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the nine months ended June 30, 2015 and their inclusion would have been anti-dilutive.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

4.    Inventories

Inventories consist of the following:

	June 30, 2015	September 30, 2014
	(Amounts in thousands)
Raw materials	$2,079	$2,377
Work-in-process	812	229
Finished goods	3,755	3,840
Total	$6,646	$6,446

Finished goods includes inventory of approximately $0.1 million and $0.4 million as of June 30, 2015 and September 30, 2014, respectively, that has been shipped, but for which all revenue recognition criteria have not been met

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.9 million and $4.7 million as of June 30, 2015 and September 30, 2014.

5.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30, 2015	September 30, 2014
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,583)	$(2,495)
Cumulative unrealized loss on pension liability	(5,429)	(5,429)
Accumulated other comprehensive loss	$(8,012)	$(7,924)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2014 and 2013 and for the nine months ended June 30, 2015.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$13	$—	$13	$10	$—	$10
Interest cost	157	13	170	196	17	213
Expected return on plan assets	(105)	—	(105)	(120)	—	(120)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	49	(1)	48	24	(3)	21
Net periodic benefit cost	$114	$12	$126	$110	$14	$124

Post Retirement:
Service cost	$—	$9	$9	$—	$3	$3
Interest cost	—	11	11	—	10	10
Amortization of net gain	—	(13)	(13)	—	(35)	(35)
Net periodic cost (benefit)	$—	$7	$7	$—	$(22)	$(22)

	For the Nine Months Ended June 30,
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$42	$—	$42	$34	$—	$34
Interest cost	476	39	515	579	51	630
Expected return on plan assets	(317)	—	(317)	(352)	—	(352)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	151	(2)	149	70	(7)	63
Net periodic benefit cost	$352	$37	$389	$331	$44	$375

Post Retirement:
Service cost	$—	$26	$26	$—	$8	$8
Interest cost	—	33	33	—	32	32
Amortization of net gain	—	(38)	(38)	—	(107)	(107)
Net periodic cost (benefit)	$—	$21	$21	$—	$(67)	$(67)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2015				September 30, 2014
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$332	$332	$—	$—	$352	$352	$—	$—
Pooled Funds	9,528	—	9,528	—	9,742	—	9,742	—
Total Plan Assets	$9,860	$332	$9,528	$—	$10,094	$352	$9,742	$—

7.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three Months Ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$1,844	$1,289	$601	$11,962	$13,852	$15,696
Service	2,085	3,535	377	594	4,506	6,591
Total sales	3,929	4,824	978	12,556	18,358	22,287
Income (loss) from operations	871	196	(558)	186	(176)	695
Assets	16,034	12,854	2,955	14,139	29,948	45,982
Capital expenditures	4	30	—	142	172	176
Depreciation and amortization	56	39	10	46	95	151

2014
Sales:
Product	$2,697	$3,323	$368	$9,289	$12,980	$15,677
Service	2,137	3,546	402	874	4,822	6,959
Total sales	4,834	6,869	770	10,163	17,802	22,636
Income (loss) from operations	998	44	(20)	(55)	(31)	967
Assets	15,932	15,271	3,595	14,941	33,807	49,739
Capital expenditures	57	17	—	1	18	75
Depreciation and amortization	53	46	4	48	98	151

		Technology Solutions Segment
For the nine Months Ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$6,823	$5,229	$3,062	$30,430	$38,721	$45,544
Service	2,445	10,753	873	1,979	13,605	16,050
Total sales	9,268	15,982	3,935	32,409	52,326	61,594
Income (loss) from operations	(633)	445	(583)	(94)	(232)	(865)
Assets	16,034	12,854	2,955	14,139	29,948	45,982
Capital expenditures	50	205	1	142	348	398
Depreciation and amortization	187	130	27	138	295	482

2014
Sales:
Product	$5,873	$8,176	$1,351	$29,345	$38,872	$44,745
Service	4,485	12,220	1,034	2,387	15,641	20,126
Total sales	10,358	20,396	2,385	31,732	54,513	64,871
Income (loss) from operations	1,253	257	(19)	149	387	1,640
Assets	15,932	15,271	3,595	14,941	33,807	49,739
Capital expenditures	159	118	45	48	211	370
Depreciation and amortization	159	141	12	144	297	456

Income (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine months ended June 30, 2015, and 2014.

	For the three Months Ended June 30,				For the nine Months Ended June 30,
	2015		2014		2015		2014
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$4.4	20%	$3.7	17%	$9.1	15%	$11.8	18%
Customer B	$2.9	13%	$3.6	16%	$9.5	15%	$12.5	19%

In addition, accounts receivable from Customer A totaled approximately $3.6 million or 21% and Customer B and $4.1 million or 24% of total consolidated accounts receivable as of June 30, 2015. Accounts receivable from Customer B totaled approximately $3.0 million or 20% of total consolidated accounts receivable as of September 30, 2014. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of June 30, 2015. No other customer accounted for 10% or more of total consolidated accounts receivable as of June 30, 2015 or September 30, 2014.

8.    Fair Value Measures

Assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance
	As of June 30, 2015
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

The Company had no liabilities measured at fair value as of June 30, 2015 or September 30, 2014. The Company had no assets or liabilities measured at fair value on a non recurring basis as of June 30, 2015 or September 30, 2014.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

9.    Dividends

On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date.

On February 11, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to shareholders of record as of February 26, 2015, the record date.

On May 13, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2015 to shareholders of record as of May 29, 2015, the record date.

On August 12, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which will be paid on September 11, 2015 to shareholders of record as of August 26, 2015, the record date.

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
The results of operations of Myricom for the for the nine months ended June 30, 2015 and the eight month period beginning on November 4, 2013 and ending on June 30, 2014 are included in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014, respectively.

11.    Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014 ‑09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted.  We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which excludes investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application, with early adoption permitted. The implementation of this ASU is not expected to have a material impact to the disclosures in our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “project”, “estimate” “should” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and  actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended September 30, 2014

Markets for our products and services are characterized by rapidly changing technology, new product introductions and short product life cycles. These changes can adversely affect our business and operating results. Our success will depend on our ability to enhance our existing products and services and to develop and introduce, on a timely and cost effective basis, new products that keep pace with technological developments and address increasing customer requirements. The inability to meet these demands could adversely affect our business and operating results.

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

Results of Operations

Explanatory note

As of March 31, 2015 we renamed the segment that was formerly known as the High Performance Products and Solutions segment to the High Performance Products ("HPP") segment. As of the same date, we also renamed the segment that was formerly known as the Information Technology Solutions segment to the Technology Solutions ("TS") segment.

Overview of the three months ended June 30, 2015

     Our revenue decreased by approximately $0.3 million, or 2%, to $22.3 million for the three months ended June 30, 2015 versus $22.6 million for the three months ended June 30, 2014. The decrease in revenue is the result of decreases of $2.0 million and $0.9 million in the German TS segment and the US HPP segment, respectively, which were largely offset by TS segment increases of $2.4 million and $0.2 million in the US and UK, respectively. Approximately $1.4 million of the revenue decrease in the TS segment for the three months ended June 30, 2015 is attributed to the decline in the currency exchange rate for the Euro and the British Pound as compared to the US dollar.

Our gross profit margin percentage decreased overall, from 27% of revenues for the three months ended June 30, 2014 to 24% for the three months ended June 30, 2015. The 3% decrease in our gross margin percentage is primarily attributed to losses in the UK to due to additional costs on fixed price contracts that we were unable to bill for additional revenue and lower margins on product revenues.

Operating income decreased by $0.3 million to $0.7 million for the three month period ended June 30, 2015 compared to the same period in 2014 as a result of a lower gross profit that was partially offset by reductions in operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	June 30, 2015	% of sales	June 30, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$22,287	100%	$22,636	100%
Costs and expenses:
Cost of sales	17,021	76%	16,532	73%
Engineering and development	626	3%	945	4%
Selling, general and administrative	3,945	18%	4,192	19%
Total costs and expenses	21,592	97%	21,669	96%
Operating income	695	3%	967	4%
Other expense	(113)	(1)%	(104)	—%
Income before income taxes	582	2%	863	4%
Income tax expense (benefit)	333	2%	(36)	—%
Net income	$249	—%	$899	4%

Revenues

     Our revenues decreased by $0.3 million to $22.3 million for the three months ended June 30, 2015 as compared to $22.6 million of revenues for the same period in fiscal year 2014. The revenue decrease was comprised of a $0.9 million decrease in HPP segment revenues, partially offset by a $0.6 million increase in TS segment revenues.

HPP segment revenue change by product line was as follows for the three months ended:

($ in thousands)			Decrease
	2015	2014	$	%
Products	$1,844	$2,697	$(853)	(32)%
Services	2,085	2,137	(52)	(2)%
Total	$3,929	$4,834	$(905)	(19)%

The decrease in HPP revenues, for the third quarter of 2015 compared to the same period in fiscal year 2014, is attributed to the timing of shipments to overseas defense contractors and a decrease in the Myricom product line revenue.

TS segment revenue change by product line was as follows for the three months ended:

($ in thousands)			Increase (decrease)
	2015	2014	$	%
Products	$13,852	$12,980	$872	7%
Services	4,506	4,822	(316)	(7)%
Total	$18,358	$17,802	$556	3%

The $0.6 million increase in TS revenues for the third quarter of 2015 compared to the same period in 2014, was the result of increases in both our US and UK divisions of $2.4 million and $0.2 million, respectively, partially offset by $2.0 million decrease in our German division. Revenues during the third quarter of 2015 in our German and UK divisions were approximately $1.2 million and $0.2 million less than they otherwise respectively would have been because of the decline in the currency exchange rate for the Euro and the British Pound as compared to the US dollar. We consider the non-currency exchange rate related revenue decrease in our German division, and the increase in our US division revenues to be a result of the timing of orders rather than a change in market conditions.

Our revenues by geographic area based on the location to which the products were shipped or services rendered was as follows for the three months ended:

($ in thousands)	June 30,				Increase (decrease)
	2015	%	2014	%	$	%
Americas	$16,129	72%	$14,421	64%	$1,708	12%
Europe	6,032	27%	7,728	34%	(1,696)	(22)%
Asia	126	1%	487	2%	(361)	(74)%
Totals	$22,287	100%	$22,636	100%	$(349)	(2)%

Gross Margins

     Our gross margin ("GM") decreased by $0.8 million or 3% of revenues to $5.3 million and as compared to a gross margin of $6.1 million for the three months ended June 30 as follows:

($ in thousands)	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$2,640	67%	$3,252	67%	$(612)	—%
TS	2,626	14%	2,852	16%	(226)	(2)%
Total	$5,266	24%	$6,104	27%	$(838)	(3)%

The impact of product mix within our HPP segment on gross margin for the three months ended was as follows:

($ in thousands)	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$571	31%	$1,131	42%	$(560)	(11)%
Services	2,069	99%	2,121	99%	(52)	—%
Total	$2,640	67%	$3,252	67%	$(612)	—%

The overall HPP segment gross margins as a percentage of sales was 67% for the three month periods ended June 30 2015 and 2014. The 11% decrease in product margins is primarily attributed to the acceleration of previously deferred costs. HPP service revenue primarily consists of high margin royalty payments.

The impact of product mix within our TS segment on gross margin for the three months ended June 30 was as follows :

($ in thousands)	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$1,664	12%	$1,488	11%	$176	1%
Services	962	21%	1,364	28%	(402)	(7)%
Total	$2,626	14%	$2,852	16%	$(226)	(2)%

     The TS segment gross margin declined as a percentage of sales for third quarter of 2015 as compared the same period in 2014, primarily because of losses in the UK due to additional costs on fixed price contracts that we were unable to bill for additional revenue and lower margins on product revenues.

Engineering and Development Expenses

The engineering and development expenses incurred exclusively by our HPP segment were $0.6 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in engineering and development expenses is attributed to a reduction of engineering labor and overhead not associated with the development of new Myricom products. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new products, which includes the release of our Myricom 10 Gigabyte Ethernet Adapters with DBL software following the third fiscal quarter 2015, on July 7, 2015.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2015 and 2014:

	For the three Months Ended June 30,
	2015	% of Total	2014	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,197	30%	$1,309	31%	$(112)	(9)%
TS segment	2,748	70%	2,883	69%	(135)	(5)%
Total	$3,945	100%	$4,192	100%	$(247)	(6)%

The HPP segment SG&A expenses decrease of $0.1 million for the third quarter of 2015 as compared to the same period in 2014 is primarily attributed to lower incentive compensation costs. The TS segment SG&A expense decrease of $0.1 million is the result of lower compensation expenses and the currency exchange rate for the Euro and the British Pound as compared to the US dollar partially offset by increase variable marketing expenses.

Other Income/Expenses

The following table details our other income (expense) for the three months ended June 30, 2015 and 2014:

	For the three months ended,
	June 30, 2015	June 30, 2014	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(26)	$(37)	$11
Interest income	1	1	—
Foreign exchange loss	(87)	(67)	(20)
Other expense, net	(1)	(1)	—
Total other income (expense), net	$(113)	$(104)	$(9)

The increase in the foreign exchange loss for the three month period ended June 30, 2015 compared to the same period in 2014 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries.

Income Taxes

For the three months ended June 30, 2015, the Company recognized an income tax expense of $333,000, which is primarily related to the increased profits in the US and Germany of $1.1 million and $143,000, respectively. There was no tax benefit recorded on the loss in the UK because the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized.

Overview of the nine months ended June 30, 2015

Revenue decreased by approximately $3.3 million, or 5%, to $61.6 million for the nine months ended June 30, 2015 versus $64.9 million for the nine months ended June 30, 2014. HPP revenues decreased by approximately $1.1 million due to lower plane revenues and TS revenues declined by $2.2 million. The decrease in TS revenues reflects the unfavorable impact of a decline in the currency exchange rate for the Euro and the British Pound as compared to the US dollar of approximately $3.2 million that was partially offset by higher product revenues.

Our gross profit margin percentage decreased overall, from 24% of revenues for the nine months ended June 30, 2014 to 22% for the nine months ended June 30, 2015.

We incurred an operating loss of approximately $0.9 million for the nine-month period ended June 30, 2015 compared to $1.6 million of operating income for the nine months ended June 30, 2014.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended :

	June 30, 2015	% of sales	June 30, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$61,594	100%	$64,871	100%
Costs and expenses:
Cost of sales	48,330	78%	49,152	75%
Engineering and development	2,305	4%	2,372	4%
Selling, general and administrative	11,824	19%	12,169	19%
Total costs and expenses	62,459	101%	63,693	98%
Bargain purchase gain, net of tax	—	—%	462	1%
Operating (loss) income	(865)	(1)%	1,640	2%
Other expense	(275)	—%	(178)	—%
(Loss) Income before income taxes	(1,140)	(1)%	1,462	2%
Income tax (benefit) expense	(277)	—%	50	—%
Net income (loss)	$(863)	(1)%	$1,412	2%

Revenues

     Our revenues decreased by $3.3 million to $61.6 million for the nine months ended June 30, 2015 as compared $64.9 million of revenues for the same period in fiscal year 2014. The revenue decrease was comprised of a $1.1 million decrease in HPP segment revenues and a $2.2 million decrease in TS segment revenues revenues which reflects the unfavorable impact of a decline in the currency exchange rate for the Euro and the British Pound as compared to the US dollar of approximately $3.2 million that was partially offset by higher product revenues.

HPP segment revenue change by product line for the nine months ended June 30 was as follows :

($ in thousands)			Increase (decrease)
	2015	2014	$	%
Products	$6,823	$5,873	$950	16%
Services	2,445	4,485	(2,040)	(45)%
Total	$9,268	$10,358	$(1,090)	(11)%

The increase in HPP product revenues for the first nine months of 2015 compared to the same period in 2014 was the result of an increase in Myricom product revenues. This increase in product revenues was more than offset by greater reduction in service revenues attributed to lower royalties in the first nine months of 2015, resulting in an overall HPP segment revenue decrease of $1.1 million. The HPP segment recognized approximately $3.8 million of royalty revenue related to six planes in the first nine months of fiscal year 2014 as compared to $1.9 million of royalty revenue related to three planes in the first nine months of fiscal year 2015. We expect to recognize royalty revenue on two additional planes during fourth quarter of fiscal year 2015.
TS segment revenue change by product line for the nine months ended June 30 was as follows:

($ in thousands)			Decrease
	2015	2014	$	%
Products	$38,721	$38,872	$(151)	—%
Services	13,605	15,641	(2,036)	(13)%
Total	$52,326	$54,513	$(2,187)	(4)%

The decrease in TS segment revenues, for the first nine months of fiscal year 2015 compared to the same period in 2014, was the result of a $4.4 million decrease in our German division, partially offset by increases of $1.6 million and $0.7 million in our UK and US divisions, respectively. Revenues during the nine months ended June 30, 2015 in our German and UK divisions was approximately $2.9 million and $0.3 million less than they otherwise respectively would have been because of the decline in the currency exchange rate for the Euro and British Pound as compared to the US dollar. We consider the non-currency related revenue decrease in our German division, and the increase in our US division revenues to be a result of the timing of orders rather than a change in market conditions

Our revenues by geographic area for the nine months ended June 30, 2015 and 2014 based on the location to which the products were shipped or services rendered was as follows (in thousands):

($ in thousands)	For the nine Months Ended June 30,				Decrease
	2015	%	2014	%	$	%
Americas	$40,294	65%	$40,846	63%	$(552)	(1)%
Europe	20,137	33%	22,548	35%	(2,411)	(11)%
Asia	1,163	2%	1,477	2%	(314)	(21)%
Totals	$61,594	100%	$64,871	100%	$(3,277)	(5)%

Gross Margins

     Our gross margin decreased by $2.5 million or 2% of revenues to $13.3 million as compared to a gross margin of $15.7 million for the for the nine months ended was follows:

($ in thousands)	2015		2014		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$5,138	55%	$6,596	64%	$(1,458)	(9)%
TS	8,126	16%	9,123	17%	(997)	(1)%
Total	$13,264	22%	$15,719	24%	$(2,455)	(2)%

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30 was as follows:

($ in thousands)	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$2,751	40%	$2,221	38%	$530	2%
Services	2,387	98%	4,375	98%	(1,988)	—%
Total	$5,138	55%	$6,596	64%	$(1,458)	(9)%

The decrease in our HPP segment gross margins is primarily attributed to the impact of $3.8 million of royalty revenue related to six planes at approximately 100% gross margin in the first nine months of fiscal year 2014 as compared to three planes in the first nine months of fiscal year 2015. Additional gross margin contributed by Myricom product revenues partially offset the lower level of royalty revenue in the first nine months of fiscal year 2015. We expect to recognize royalty revenue on two additional planes during fourth quarter of fiscal year 2015.

The impact of product mix within our TS segment gross margin for the nine months ended was as follows:

($ in thousands)	2015		2014		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$4,819	12%	$5,077	13%	$(258)	(1)%
Services	3,307	24%	4,046	26%	(739)	(2)%
Total	$8,126	16%	$9,123	17%	$(997)	(1)%

     The decrease in our TS segment gross margin of $1.0 million is primarily attributed to the decreases in gross margin of $0.4 million, $0.3 million and $0.3 million in our UK, German and US divisions , respectively, for the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014.

Engineering and Development Expenses

The engineering and development expenses decreased by $0.1 million to $2.3 million for the nine months ended June 30, 2015 as compared to $2.4 million for the same period in fiscal year 2014. The decrease in engineering and development expenses is attributed to a reduction of engineering labor and overhead in our HPP segment that are not associated with the development of new Myricom products. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new products, which includes the release of our Myricom 10 Gigabyte Ethernet Adapters with DBL software following the third fiscal quarter 2015, on July 7, 2015.

Selling, General and Administrative

The following table details our SG&A expense by operating segment for the nine months ended was as follows:

($ in thousands)	For the nine Months Ended June 30,
	2015	% of Total	2014	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$3,520	30%	$3,433	28%	$87	3%
TS segment	8,304	70%	8,736	72%	(432)	(5)%
Total	$11,824	100%	$12,169	100%	$(345)	(3)%

The 3% increase in HPP SG&A expenses is attributed to increased sales and marketing costs including higher variable commissions expense on the additional Myricom revenues in the first nine months of 2015 compared to the same period in 2014. The $0.4 million decrease in the TS segment operating cost is primarily attributed to decreased costs in our German division which incurred lower variable sales and marketing expenses and benefited from the impact of the decline in the currency exchange rate for the Euro as compared to the US dollar for the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014.

Other Income/Expenses

The following table details our other income (expense) for the nine months ended June 30, 2015 and 2014:

	For the nine months ended,
	June 30, 2015	June 30, 2014	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(63)	$(64)	$1
Interest income	5	4	1
Foreign exchange loss	(216)	(120)	(96)
Other income, net	(1)	2	(3)
Total other expense, net	$(275)	$(178)	$(97)

The increase in the foreign exchange loss for the nine month periods ended June 30, 2015 compared to the same period of 2014 was due to losses on foreign currency holdings where those currencies weakened against the functional currencies in those countries.

Income Taxes

For the nine months ended June 30, 2015, the Company recognized an income tax benefit of $277,000, which was primarily related to the loss in the US operation of $690,000, partially offset by the $297,000 of income in the German operation. There was no tax benefit recorded on the loss in the UK because the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which we believe will more likely than not be realized. The Company reversed $70,000 of uncertain tax positions on June 30, 2015 due to the expiration of the statute of limitation on these tax positions.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $6.0 million to $10.4 million as of June 30, 2015 from $16.4 million as of September 30, 2014. At June 30, 2015, cash equivalents consisted of money market funds which totaled $0.5 million.

Significant uses of cash for the nine months ended June 30, 2015 included the net loss of approximately $0.9 million, an increase in accounts receivable of approximately $5.4 million, an increase in inventories of approximately $0.5 million, a decrease in deferred revenue of approximately $0.6 million, dividends paid of approximately $1.2 million, a decrease from the effects of foreign currency exchange rate on cash of $0.8 million and an increase in other current assets of approximately $0.5 million. Significant sources of cash included an increase in accounts payable and accrued expenses of approximately $3.7 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.5 million as of June 30, 2015 as compared to $7.1 million as of September 30, 2014. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, the equity markets, or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or  the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 below has been remediated by the changes we made in response to that material weakness.

 Internal Controls over Financial Reporting

As we have previously reported on our annual report for the period ended September 30, 2014, management originally identified a material weakness as of March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness is in connection with our controls over the revenue recognition process, specifically that revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated.

Changes in Internal Controls over Financial Reporting

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation enhanced internal auditing procedures, whereby revenue transactions are subjected to a more rigorous review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the quarter ended June 30, 2015, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2015, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 14, 2015	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: August 14, 2015	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2015 (e) our Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith