Form 10-K
period 2015-09-30
CSP INC /MA/
filed 2015-12-24
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 000-10843

CSP Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Cabot Street, Lowell, Massachusetts 01852 (978) 663-7598
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $23,325,566 based on the closing sale price of $6.78 as reported on the Nasdaq Global Market.

As of December 2, 2015, we had outstanding 3,687,894 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “project”, “estimate” “should” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and  actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in this Annual Report.

Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements, other than as required by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this annual report. Unless otherwise indicated, the information in this annual report is as of September 30, 2015.

PART I

Item 1.	Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of our commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security and managed services and purpose built network adapters, as well as high-performance cluster computer systems.

Segments

CSPI operates in two segments; High Performance Products ("HPP") and Technology Solutions ("TS").

HPP Segment

•
The HPP segment designs and manufactures computing systems for digital signal processing ("DSP") applications within the defense market and network Ethernet adapters that are offered to both commercial and government customers. Our DSP revenue flows from a modest number of high-value customers.

•
In addition, we continue to design and manufacture new product lines for our Myricom network Ethernet adapters that support the Company's HPP Segment. The Myricom product line of network Ethernet adapters target three specialized markets: (1) packet capture, (2) financial transactions and (3) storage interconnect market. The packet capture market includes government applications as well as original equipment manufacturer ("OEM") sales into vendors of computer security appliances. Our financial transactions customers are banks, brokerages, and other trading firms looking for low latency adapters with value-added features specifically tied to market data feeds. Our access to storage subsystems customers are primarily using our adapters for film editing but we also derive revenue from supercomputer installations and cable head ends.

•
In fiscal year 2015, we continued to invest in R&D for a new generation of 100G network adapter products, and we expect to start to generate revenue from sales of these new products in fiscal year 2016. We sell our networking products primarily through third-party distributors.

•	Our Ethernet adapter products have a lower average selling price ("ASP") than our signal processing products but sell in much higher volumes.

TS Segment

•
The TS segment consists of the computer managed services, integration services, and third-party computer hardware and software value added reseller (“VAR”) businesses of our wholly-owned Modcomp subsidiary (“TS”), which operates in the United States, Germany and the United Kingdom. TS markets and sells services and third party products through its own direct sales force. TS provides professional services for complex IT environments, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions. TS also provides managed IT services. The Company leverages its IT expertise into a variety of vertical markets, including automotive; defense; healthcare; education; federal, state and local government; maritime; and many others.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2015 and 2014. Additional segment and geographical information is set forth in Note 14 to our financial statements.

Segment	2015	%	2014	%
	(Dollar amounts in thousands)
HPP	$13,948	16%	$14,535	17%
TS	75,358	84%	70,084	83%
Total Sales	$89,306	100%	$84,619	100%

HPP Segment

Products and Services

In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized networking and signal processing.

Our DSP product line (also referred to as the "Multicomputer" product portfolio) utilizes commercially available, industry standard compliant hardware components and open source software to deliver high-performance, high density and low power consuming computer solution to our customers. These systems incorporate tens to hundreds of processors, interconnected by a high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI's experience in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms facilitate use of these DSP products in the military/defense markets.

Our Ethernet adapters and solutions product line (also referred to as the “Myricom" product line) consist of high performance 10 Gigabit Ethernet adapters and application software specialized for vertical markets. By optimizing latency, throughput and cost, these solutions address the requirements of applications in the packet capture, financial transaction, broadcast video and media markets.

Products

CSPI’s HPP segment continues to offer the Multicomputer product portfolio including its 2000 SERIES VME and 3000 SERIES VXS systems. The 2000 SERIES products, with PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect are in deployment by customers in the aerospace, commercial and defense markets seeking Commercial-Off-The-Shelf (“COTS”) solutions to reduce costs and ensure widespread availability.

The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, delivers next generation performance to its predecessor products in interconnect bandwidth and processing density while preserving absolute code reuse at the application layer. The 3000 SERIES VXS product line targets high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. With its built-in 10 Gigabit Ethernet technology, the 3000 SERIES VXS supports the most prevalent networking standard found in both business and industrial settings.

With the purchase of the Myricom assets on November 4, 2013, the HPP segment acquired the interconnect technology critical to its latest generation of Multicomputer products as well as a strong base of new customers in commercial growth markets. Since the acquisition, the Company has offered Myricom Myri-10G Ethernet adapters and associated network adapter software. Myri-10G is a family of high performance 10 Gigabit Ethernet adapters for Linux, Windows, Mac OS X and VMware ESX.

During fiscal year 2015, CSPi launched the fourth generation of the Myricom network adapter product line. These adapters are purpose built for complex and demanding applications including automated trading and network monitoring. The 10 Gigabit Ethernet adapters ship with our DBL™ software, and target customers seeking ultra low latency to speed up financial trading applications. In addition, the adapters feature advanced server functions, such as A/B arbitration, and precision timestamping accuracy required for regulatory compliance. In addition, our network adapters continue to meet the critical requirements of accessibility and lossless data retrieval for media collaboration with 10GBASE-T adapters added to the list of Myricom adapters tested and qualified for use with the Avid® MediaCentral™ Platform. The latest version of the Sniffer10G application programming interface provides enterprise and government customers the ability to capture, inject, and analyze all network traffic at line rate on a 10 Gigabit Ethernet network. Our 100% lossless packet capture and packet injection, this performance enables thorough inspection of the network traffic to provide better detection of threats for cyber security environments. Sniffer10G serves a number of market segments including network surveillance, deep packet inspection and as a critical technology component within distributed denial-of-service (DDoS) defense appliances.

Royalties

    We license the design of certain of our 2000 SERIES computer processor boards and switched interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that the licensee produces that utilizes our design for these products.

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

In the case of sales to the government, the prime contractor will typically incorporate our products into its own future product developments and, therefore, will need early access to low-level, detailed technical specifications and prototype units. These prime contractors typically demand long term product availability and support. As a supplier in this market, we recognize that there may be a significant up-front investment of time and resources in building business relationships. However, the result of this type of long-standing and committed business relationship is a strong potential for long-term revenue streams as programs progress from development phases into deployment.

Our use of high performance embedded computing technologies to support information exchange in real-time is becoming increasingly significant to 21st century “network centric warfare” military operations. In addition to upgrades of existing military programs, there has been steady growth of new programs requiring signal/image processing and analysis equipment. However, the efficiency inherent in these technologies reduces the number of systems required to achieve the same results. Both new and upgraded programs require a substantial investment in development and evaluation before products deploy into field use. The time from development to deployment varies by program and often extends beyond twenty-four months. Our focus for fiscal 2016 and beyond is to continue to build interest in our 3000 SERIES VXS products that integrate the latest PowerPC with AltiVec™ processors, while continuing to support established products and existing customer relationships.

Financial Transactions Market

Myricom network adapters with DBL™ application software address the need for the ultra-low latency required in the world of financial trading. Running DBL™ on Myri-10G extreme performance network adapters provides unmatched acceleration for 10 Gigabit Ethernet environments, with benchmarked application-to-application latency in the single digit microseconds for Linux and Microsoft Windows operating systems.

Packet Capture Market

Myricom Sniffer10G software, running on Myri-10G 10 Gigabit Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low host-CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis; test, measurement and packet generation; deep packet inspection (DPI); and as a critical technology component within distributed denial-of-service (DDoS) defense appliances.

Storage Interconnect Market

Myricom network adapters are used in a wide range of applications that connect to storage subsystems using Ethernet. Most of these customers are using content creation applications from the storage system to video editing work stations. We also have customers in the supercomputing market and building cable head ends. These adapters with the Myri10GE software deliver best in class throughput performance for Ethernet controllers.

Competition

The markets for our HPP segment are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones. Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete as a provider of high-performance products and solutions.

Our direct competitors for the Multicomputer products are Mercury Systems Inc., Kontron, Curtis Wright, and G. E. Intelligent Platforms, among others. Our indirect competitors are the board manufacturers that specialize in the DSP segment of this market. In the past, manufacturers such as Emerson, HP, IBM and Dell participated in the low performance segment of the general-purpose computer and single board computer market. Today, those companies manufacture general-purpose computer systems incorporating multi-core processors and are formidable competitors in computation-intensive applications, such as radar and sonar. While we believe our products are designed to offer superior overall value in combined performance, features and price, we may not be able to overcome the capabilities of these much larger companies to address the needs of the cost sensitive customer, where price, as opposed to system performance, size and specialized packaging, is the primary factor in the buying decision.

A continued presence in this market depends upon maintaining our strategic partnerships with prime contractors and providing high density and scalability in a compact, low power and cost effective package that can easily be integrated into OEM designs for high performance computation. Since the majority of sales are to prime contractors, the principal barrier to gaining market share is the reluctance of established users to redesign products currently in production. A key area of opportunity exists in design wins on new programs.

Our primary direct competitors for the Myricom products are Solarflare and Intel, among others. In specific application areas we also compete with Napatech and Accolade Technology for the packet processing business; Small Tree, ATTO, and Chelsio in the content creation/post production markets; and Mellanox in the Financial Services arena.

Intel solutions will remain attractive to customers in markets that require the lowest price and whose needs are met by commodity hardware adapters. To compete, the Myricom products must offer a value proposition based on enhanced features, such as support of faster (40/100GbE) networks, precision time stamping and lossless packet capture, to justify our price differential.

Manufacturing, Assembly and Testing

Currently, all Multicomputer systems are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third party vendors.

Upon receipt of material and components by us from outside suppliers, our quality assurance technicians inspect these products and components. During manufacture and assembly, both sub-assemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over the useful service life of the system. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of past failures to monitor the ongoing reliability of our products and improve design standards.

Currently, Myricom products are shipped to our customers directly from our plants in Pasadena, California and Lowell, Massachusetts. Our network adapters are designed by us and fabricated by outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

With respect to the products described above, we provide a warranty covering defects arising from products sold and service performed, which varies from 90 days to three years, depending upon the particular unit in question.

 Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Freescale Semiconductor, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast, we do not consider the risk of interruption of supply to be significant to meet our projected sales obligations over the the near term, because we have adequate inventory on hand and/or our current requirements can be met in the existing supply chain.

Research and Development

For the year ended September 30, 2015, our expenses for R&D were approximately $2.8 million compared to approximately $3.5 million for fiscal year 2014. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2015 involved enhancements to our Myricom products, into which we expect to continue to make investments related to the development of new hardware adapter products and the software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by reducing latency, improving precision time stamping capabilities, and adding features, such as enhanced arbitration, to deliver products fine-tuned to meet the needs of our markets.

Patent rights are not material to our business.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $1.6 million at September 30, 2015 as compared to $0.2 million at September 30, 2014. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship within the next twelve months.

TS Segment

Products and Services

Integration Solutions

In the TS segment, we focus on VAR integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution and install the system at the customer site and to offer high value IT consulting services to deliver solutions.

Third-Party Hardware and Software

Our wholly-owned subsidiary, Modcomp, sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, IBM, Juniper Networks, Dell, Citrix, EMC, Intel, VMWare, Fortinet, nCircle, Microsoft, Arcsight and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Implementation, integration, migration, configuration, installation services and project management.

•
Unified Storage Platforms ("USPs"). We help our customers implement USP solutions using products from Dell, EMC, HP and NetApp. USPs have advantages over conventional storage architecture, which include cost savings from better utilization of hardware and lower headcount requirements to run and maintain data storage systems, higher availability and faster data access rates resulting in increased productivity.

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

•
IT security compliance services. We provide services for IT security compliance with personal privacy laws such as the Payment Card Industry Data Security Standard (PCI DSS), the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and internal control regulations under the Sarbanes-Oxley Act (SOX).

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

Competition

The primary competition in the TS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG, Presidio and Computacenter AG & Co oHG. In addition, we compete directly with many of the companies who manufacture the third-party products that we sell, including Cisco Systems, IBM, HP EMC and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they include such competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the TS segment include procurement capability, product diversity which enables the delivery of complete and custom solutions to our customers and the strength of our key business relationships with the major IT OEMs. We also consider our ability to supply unique and/or specialized needs of the SMB and LEB markets and our strong knowledge of the IT products that we sell to be a key competitive advantage. Our ability to provide managed services through our network operations center and the consulting integration services required to design and install the custom solutions that fit our customers' IT needs are distinct competitive advantages. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $10.1 million at September 30, 2015, as compared to $6.6 million at September 30, 2014. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2016.

Significant Customers

See Note 14 to the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2015 and 2014.

Employees

On September 30, 2015, we had approximately 172 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services are rendered are in Note 14 to the notes to the consolidated financial statements.

Item 1A.	Risk Factors

If any of the risks and uncertainties set forth below actually materialize, our business, financial condition and/or results of operations could be materially and adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

We depend on a small number of customers for a significant portion of our revenue and loss of any customer could significantly affect our business

We are dependent on a small number of customers for a large portion of our revenues. For the fiscal year ended September 30, 2015, just two customers accounted for approximately $31.4 million in revenue, or 35% of our total revenues for the fiscal year. Both the HPP and TS segments are reliant upon a small number of significant customers, the loss of any one of which could have a material adverse effect on our business. A significant reduction in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We depend on contracts with the federal government for a significant portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 5% of our total revenue in fiscal year 2015 and 7% of our total revenue in fiscal year 2014 from the Department of Defense ("DoD") as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended, and sequestration is not alleviated, it could continue to have significant consequences to our business and our industry.

Additionally, our business could be seriously affected if changes in DoD priorities reduces the demand for our services on contracts supporting some operations and maintenance activities or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.

U.S. Federal government contracts contain numerous provisions that are unfavorable to us.
U.S. Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

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

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components. Generally, suppliers may terminate their purchase orders with us without cause upon 30 days' notice and may cease offering products to us upon 180 days' notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Mellanox Technologies were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our international operations are subject to a number of risks
We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 34% and 37% of our total revenue for the fiscal years ended September 30, 2015 and 2014, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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
In addition, the failure or disruption of our email, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.
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

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Many of our competitors are substantially larger than we are and have greater access to capital and human resources and in many cases price their products and services less than ours. In addition, due to the rapidly changing nature of technology, new competitors may emerge. Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products. Such competitors could have a negative impact on our ability to win future business opportunities. There can be no assurance that a new competitor will not attempt to penetrate the various markets for our products and services. Their entry into markets historically targeted by us may have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend in large part on our ability to enhance our current products and to develop new commercial products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The design-in process is typically lengthy and expensive and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In addition, if we fail to anticipate or to respond adequately to changes in technology and customer preferences, or if there is any significant delay in product developments or introductions, this could have a material adverse effect on our business, financial condition and results of operations, including the risk of inventory obsolescence. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results would be adversely affected, particularly in our HPP segment. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

We need to continue to expend resources on research and development efforts, particularly our HPP segment, to meet the needs of our customers. If we are unable to do so, our products could become less attractive to customers and our business could be materially adversely affected.

As a result of our need to maintain or increase our spending levels for R&D in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI's commitment to invest in R&D, spending as a percent of revenues may fluctuate in the future.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

Our management identified an internal control material weakness as of March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

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

You should not rely our forward looking statement as a prediction of actual future financial condition or results.

Item 2.	Properties

Listed below are our principal facilities as of September 30, 2015. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	11,450 S.F.
43 Manning Road	Manufacturing, Sales,
Billerica, MA	Marketing and
Administration

CSP Inc., DBA Myricom	Sales, Marketing and	Leased	2,450 S.F.
3871 East Colorado Blvd	Administration
Pasadena, CA

TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL	Administration

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	12,443 S.F.
Oskar-Jager-Strasse 50	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
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

	2015		2014
Fiscal Year:	High	Low	High	Low
1st Quarter	$8.34	$6.90	$8.39	$6.71
2nd Quarter	7.79	6.18	8.79	7.29
3rd Quarter	7.79	6.46	7.89	6.50
4th Quarter	7.19	5.30	8.48	6.80

Stockholders.    We had approximately 86 holders of record of our common stock as of December 23, 2015. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately1,600.

Dividends.     On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to stockholders of record as of December 27, 2013. On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to stockholders of record as of February 27, 2014. On May 14, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2014 to stockholders of record as of May 30, 2014. On August 6, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on August 29, 2014 to stockholders of record as of August 21, 2014, the record date.

On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date. On February 11, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to shareholders of record as of February 26, 2015, the record date. On May 13, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2015 to shareholders of record as of May 29, 2015, the record date. On August 12, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 11, 2015 to shareholders of record as of August 26, 2015, the record date.

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which will be paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion should be read in conjunction with our financial statements and the related notes included elsewhere in this filing

Overview of Fiscal 2015 Results of Operations

Revenue increased by approximately $4.7 million, or 6%, to $89.3 million for the twelve months ended September 30, 2015 versus $84.6 million for the twelve months ended September 30, 2014.

Our gross profit margin percentage decreased overall, from 25% of revenues for the twelve months ended September 30, 2014 to 21% for the twelve months ended September 30, 2015. The fiscal year 2015 gross margin decrease is primarily attributed having one less high margin plane related royalty, changes in product mix and the impact of cost overruns in our U.K. division.

We generated operating income of approximately $0.2 million for the fiscal year ended September 30, 2015 compared to $1.7 million of operating income for the fiscal year ended September 30, 2014.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended :

	September 30, 2015	% of sales	September 30, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$89,306	100%	$84,619	100%
Costs and expenses:
Cost of sales	70,119	79%	63,798	76%
Engineering and development	2,826	3%	3,484	4%
Selling, general and administrative	16,135	18%	16,116	19%
Total costs and expenses	89,080	100%	83,398	99%
Bargain purchase gain, net of tax	—	—%	462	1%
Operating income	226	—%	1,683	2%
Other expense	(210)	—%	(228)	—%
Income before income taxes	16	—%	1,455	2%
Income tax expense	226	—%	121	—%
Net income (loss)	$(210)	—%	$1,334	2%

Revenues

Revenue increased by approximately $4.7 million, or 6%, to $89.3 million for the twelve months ended September 30, 2015 versus $84.6 million for the twelve months ended September 30, 2014. HPP revenue decreased by approximately $0.6 million and TS revenues increased by $5.3 million. The HPP segment revenue decrease is attributed to having one less plane royalty and lower Multicomputer repair volumes, which was partially offset by increased Myricom product revenue. The TS segment revenues for our U.S. and U.K. divisions were $5.8 million and $1.7 million higher, respectively, than the prior year, but were partially offset by a $2.2 million decrease in revenue for our German division.

HPP segment revenue change by product line for the twelve months ended September 30 was as follows :

(Dollar amounts in thousands)			Increase (Decrease)
	2015	2014	$	%
Product	$9,894	$9,151	$743	8%
Services	4,054	5,384	(1,330)	(25)%
Total	$13,948	$14,535	$(587)	(4)%

The increase in HPP product revenues for fiscal year 2015 compared to fiscal year 2014 was the result of an increase in Myricom product revenues. This increase in product revenues was more than offset by the reduction in service revenues attributed to lower plane related royalties and the timing of repairs. The HPP segment recognized approximately $4.5 million of royalty and licensing revenue related to six planes in fiscal year 2014 as compared to $3.5 million of royalty revenue related to five planes in fiscal year 2015. We expect to recognize royalty revenue related to five planes during fiscal year 2016.

TS segment revenue change by product line for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)			Increase (Decrease)
	2015	2014	$	%
Product	$56,553	$49,726	$6,827	14%
Services	18,805	20,358	(1,553)	(8)%
Total	$75,358	$70,084	$5,274	8%

The increase in TS segment revenues, for fiscal year 2015 compared to fiscal year 2014, was the result of increases in our US and UK divisions of $5.8 million and $1.7 million, respectively, partially offset by a decrease in our German division of $2.2 million. The increase in TS segment product revenues, for fiscal year 2015 compared to fiscal year 2014, was the result of increases in our US and UK divisions of $6.4 million and $1.9 million, respectfully, partially offset by a decline in Germany of $1.5 million.

Our revenues by geographic area based on the location to which the products were shipped or services rendered was as follows:

(Dollar amounts in thousands)
	For the Twelve Months Ended September 30,				Increase (Decrease)
	2015	%	2014	%	$	%
Americas	$58,433	66%	$53,561	63%	$4,872	9%
Europe	27,848	31%	28,396	34%	(548)	(2)%
Asia	3,025	3%	2,662	3%	363	14%
Totals	$89,306	100%	$84,619	100%	$4,687	6%

Gross Margins

     Our gross margin decreased by $1.6 million or (4)% of revenues to $19.2 million in fiscal year 2015 as compared to a gross margin of $20.8 million in fiscal year 2014.

The following table summarizes gross margin changes by segment for fiscal year 2015 and 2014:

(Dollar amounts in thousands)
	2015		2014		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$7,949	57%	$9,167	63%	$(1,218)	(6)%
TS	11,238	15%	11,654	17%	(416)	(2)%
Total	$19,187	21%	$20,821	25%	$(1,634)	(4)%

The impact of product mix within our HPP segment on gross margin for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)
	2015		2014		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$3,985	40%	$3,911	43%	$74	(3)%
Services	3,964	98%	5,256	98%	(1,292)	—%
Total	$7,949	57%	$9,167	63%	$(1,218)	(6)%

The decrease in our HPP segment gross margins is primarily attributed to the impact of $4.5 million of royalty licensing revenue related to six planes at approximately 100% gross margin in fiscal year 2014 as compared to $3.5 million of plane related royalties in fiscal year 2015 as well as a decrease in revenue for replacement parts and repairs for the comparative period.

The impact of product mix within our TS segment on gross margin for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)
	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$6,984	12%	$6,215	12%	$769	—%
Services	4,254	23%	5,439	27%	(1,185)	(4)%
Total	$11,238	15%	$11,654	17%	$(416)	(2)%

     For fiscal year 2015 compared to fiscal year 2014, the decrease in our TS segment gross margin of $0.4 million is primarily attributed to the decreases in gross margin of $0.3 million and $0.2 million in our U.K. and German divisions , respectively, partially offset by a $0.1 million increase in our U.S.division. The $0.8 million increase in product gross margins is primarily attributed to increases of $0.3 million and $0.5 million in the U.K. and U.S. divisions, respectively. The $1.2 million decrease in service gross margins is primarily attributed to decreases of $0.4 million and $0.6 million in the U.S. and U.K. divisions, respectively. The U.K. variance is attributed to the under utilization of engineering overhead and the recognition of cost over runs on certain fixed price contracts in the U.K. division, and the decrease in U.S. division margin is attributed to lower service revenues.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the fiscal years ended September 30, 2015 and 2014:

(Dollar amounts in thousands)
	For the Year ended September 30,
	2015	% of Total	2014	% of Total	$ Increase (Decrease)	% Increase (Decrease)
By Operating Segment:
HPP	$2,772	98%	$3,484	100%	$(712)	(20)%
TS	54	2%	—	—%	54	—%
Total	$2,826	100%	$3,484	100%	$(658)	(19)%

The decrease in engineering and development expenses in the HPP segment is attributed to the timing of expenditures and reductions in cost. The fiscal year 2015 expenses are primarily for Myricom engineering expenses incurred in connection with the development of new products, which includes the release of our Myricom 10 Gigabyte Ethernet Adapters with DBL software on July 7, 2015, during the fourth quarter of our fiscal year.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the years ended September 30, 2015 and 2014:

(Dollar amounts in thousands)
	For the Year ended September 30.
	2015	% of Total	2014	% of Total	$ Increase (Decrease)	% Increase (Decrease)
By Operating Segment:
HPP	$4,692	29%	$4,793	30%	$(101)	(2)%
TS	11,443	71%	11,323	70%	120	1%
Total	$16,135	100%	$16,116	100%	$19	—%

For fiscal year 2015 compared to fiscal year 2014, HPP segment SG&A spending decreased overall by $0.1 million, which reflected increases of $0.4 million for salaries and wages and $0.2 million for employee benefits that were offset by decreased spending on outside consultants of $0.3 million, lower bonus expense of $0.3 million, and net other reductions of $0.1 million. For fiscal year 2015 compared to fiscal year 2014, TS segment SG&A spending increased by $0.1 million as the result higher sales compensation expense in the US and UK.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2015 and 2014:

(Dollar amounts in thousands)
	For the Year ended September 30,
	2015	2014	Increase (Decrease)
Interest expense	$(84)	$(85)	$1
Interest income	9	11	(2)
Foreign exchange loss	(172)	(162)	(10)
Other income, net	37	8	29
Total other expense, net	$(210)	$(228)	$18

Income Taxes

The Company recorded an income tax expense of approximately $0.2 million, which reflected an effective tax expense rate of 1414% for the year ended September 30, 2015, compared to income tax expense of approximately $0.1 million for the year ended September 30, 2014, which reflected an effective tax rate of 8%. The significant increase in the effective tax rate for the year ended September 30, 2015 was due to the fact that no tax benefit was recorded from the substantial loss in the UK due to the fact that a full valuation allowance is maintained against the deferred tax assets as discussed below.

As of September 30, 2015, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2015, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $5.2 million to $11.2 million as of September 30, 2015 from $16.4 million as of September 30, 2014. At September 30, 2015, cash equivalents totaled $0.5 million.

Significant uses of cash for the year ended September 30, 2015 included an increase in accounts receivable of approximately $8.2 million, payment of dividends of approximately $1.6 million, a decrease in deferred revenue of approximately $0.8 million, purchases of property and equipment of approximately $0.7 million, and unfavorable currency exchange fluctuation of approximately $0.6 million. Partially offsetting these uses of cash were an increase in accounts payable and accrued expenses of approximately $4.5 million.

Cash held by our foreign subsidiaries located in Germany and the U.K. totaled approximately $3.3 million as of September 30, 2015 and $7.1 million as of September 30, 2014. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

As of September 30, 2015 and September 30, 2014, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand by the lender in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company did not borrow under the line of credit during the fiscal years ending September 30, 2015 and 2014.

As of September 30, 2015 and September 30, 2014, the Company also maintained an inventory line of credit that may be used by the TS business segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements for the inventory line of credit contain financial covenants which require the Company to maintain the following TS segment specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $2.5 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2015 and September 30, 2014, Company borrowings under the inventory line of credit were $2.9 million and $2.1 million, respectively, and the Company was in compliance with all covenants for the inventory line of credit as of September 30, 2015 and 2014.

For more information, please refer to Note 12 - Lines of Credit, in the Notes to our Consolidated Financial Statements contained in this annual report on Form 10-K.

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

Revenue Recognition

We derive revenue from the sale of integrated hardware and software, professional services, maintenance contracts, other services, and third party service contracts. Professional services generally include implementation, installation, and training services. Other services generally include revenue generated through our royalty and extended warranty contracts. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. We enter into multiple element arrangements as well as standalone sales of product, professional services, and other services.

We recognize revenue from standalone product sales upon transfer of title, which is typically upon shipment, provided all other revenue recognition criteria have been met. Revenue generated from standalone professional services and extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met. In some instances professional service contracts include a customer acceptance provision, in which case revenue is deferred until we have evidence of customer acceptance. We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

We recognize revenue from multiple element arrangements in accordance with ASC 605-25, Multiple Element Arrangements. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. ASC 605-25 establishes a hierarchy for determining the amount to allocate to each separate deliverable in an arrangement. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists; or, if VSOE does not exist, third party evidence (“TPE”) of fair value is applicable; otherwise, we use the best estimate of selling price (“BESP”). The objective of BESP is to determine the price at which the Company would transact if the element was sold on a standalone basis. Management’s determination of BESP involves several factors including budgeted profit margins, and cost to complete services.

We recognize revenue from third party service contracts as either gross sales or net sales in accordance ASC 605-45, Principal Agent Considerations, which requires us to determine if the Company is acting as a principal party to the transaction or simply acting as an agent or broker. Under ASC 605-45, the assumption of the risks and rewards under the arrangement are considered indicators of principal parties to the arrangement. We record revenue as gross when it is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction.
The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multi-computer and Myricom product lines. Multi-computer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of other services which comprise of warranty and royalty revenue. Revenue generated from extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue on multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for post contract maintenance and support is recognized over the implied maintenance period of three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

TS Segment Revenue
TS Segment revenue is derived from the sale of hardware, software, professional services, and third party service contracts. TS product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists of professional services which generally include implementation, installation, and training services. Revenue generated from standalone professional services is recognized as services are completed, provided all other revenue recognition criteria has been met. Our standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.
Revenue derived from the sale of products, which are comprised of both hardware and software, and professional services is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for professional services is recognized as services are completed, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.
We recognize revenue from certain third party service contracts, which are evaluated to determine whether such service revenue should be recorded as gross sales or net sales in accordance ASC 605-45. We evaluate all third party service contracts to determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

Product Warranty Accrual

Our product sales generally include a 90-day to three-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2015. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2015. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2015. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

Pension expense is based on an actuarial computation of current future benefits using estimates for expected return on assets, expected compensation increases and applicable discount rates. Management has reviewed the discount rates and rates of return with our consulting actuaries and investment advisers and concluded they were reasonable. A decrease in the expected return on pension assets would increase pension expense. Expected compensation increases are estimated based on historical and expected increases in the future. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefit. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.
Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2015 or 2014. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Our chief executive officer, our chief financial officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 9A has been remediated by the changes we made in response to that material weakness.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2015.

For the period ended September 30, 2015, management has identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

    The material weakness is in connection with our controls over the revenue recognition process, specifically that revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated, as we continued to make personnel changes and upgrade systems throughout fiscal year 2015.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the twelve months ended September 30, 2015, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc.1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan . In fiscal 2015 and 2014, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2015 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding stock options and non-vested shares issued	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a))(3)
Equity compensation plans approved by security holders	356,471	$6.43	533,003

(1)	Includes 301,345 non-vested shares issued.

(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(3)	Includes 327,673 shares available for future issuance under the incentive stock and stock option plans and 205,330 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Operations for the years ended September 30, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015 and 2014.

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.10*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013				10.1
10.11*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.12*	Form of Change of Control Agreement with Gary W. Levine and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.15*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.16*	2015 Employee Stock Purchase Plan		DEF 14A	January 5, 2015	A
10.20	2015 Lowell, MA Lease	X
10.21	2015 Deerfield Beach, FL Lease	X
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ Victor Dellovo	Chief Executive Officer, President and Director	December 24, 2015
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 24, 2015
Gary W. Levine
/s/ John M. Leydon	Vice President of Finance (Chief Accounting Officer)	December 24, 2015
John M. Leydon
/s/ C. Shelton James	Director	December 24, 2015
C. Shelton James
/s/ Raymond Charles Blackmon	Director	December 24, 2015
Raymond Charles Blackmon
/s/ Myrilyn T. Smith	Director	December 24, 2015
Marilyn T. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc. and Subsidiaries
Lowell, MA

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

RSM US LLP

Boston, Massachusetts
December 24, 2015

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,181	$16,448
Accounts receivable, net of allowances of $331 and $241	18,468	12,279
Unbilled accounts receivable	1,420	253
Inventories, net	5,749	6,446
Refundable income taxes	43	418
Deferred income taxes	1,337	1,230
Other current assets	1,884	2,372
Total current assets	40,082	39,446
Property, equipment and improvements, net	1,564	1,472

Other assets:
Intangibles, net	416	545
Deferred income taxes	1,687	1,892
Cash surrender value of life insurance	3,064	2,785
Other assets	183	167
Total other assets	5,350	5,389
Total assets	$46,996	$46,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,776	$9,751
Deferred revenue	2,931	4,101
Pension and retirement plans	675	658
Income taxes payable	—	1
Total current liabilities	17,382	14,511
Pension and retirement plans	10,009	10,440
Other long term liabilities	15	69
Total liabilities	27,406	25,020

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,688 and 3,619 shares, respectively	37	36
Additional paid-in capital	12,249	11,658
Retained earnings	15,689	17,517
Accumulated other comprehensive loss	(8,385)	(7,924)
Total shareholders’ equity	19,590	21,287
Total liabilities and shareholders’ equity	$46,996	$46,307

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the year ended
	September 30, 2015	September 30, 2014
Sales:
Product	$66,447	$58,877
Services	22,859	25,742
Total sales	89,306	84,619

Cost of sales:
Product	55,478	48,751
Services	14,641	15,047
Total cost of sales	70,119	63,798

Gross profit	19,187	20,821

Operating expenses:
Engineering and development	2,826	3,484
Selling, general and administrative	16,135	16,116
Total operating expenses	18,961	19,600
Bargain purchase gain	—	462
Operating income	226	1,683

Other (expense):
Foreign exchange loss	(172)	(162)
Other income (expense), net	(38)	(66)
Total other (expense), net	(210)	(228)
Income before income taxes	16	1,455
Income tax expense	226	121
Net income (loss)	$(210)	$1,334
Net income (loss) attributable to common stockholders	$(210)	$1,284
Net income (loss) per share – basic	$(0.06)	$0.37
Weighted average shares outstanding – basic	3,548	3,448
Net income (loss) per share – diluted	$(0.06)	$0.37
Weighted average shares outstanding – diluted	3,548	3,499

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the year ended
	September 30, 2015	September 30, 2014

Net income (loss)	$(210)	$1,334
Other comprehensive income (loss):
Unrealized actuarial loss on minimum pension liability	(131)	(1,720)
Foreign currency translation gain (loss)	(330)	(339)
Other comprehensive loss	(461)	(2,059)
Total comprehensive loss	$(671)	$(725)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2015:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2013	3,496	$35	$11,137	$17,728	$(5,865)	$23,035
Comprehensive income (loss):
Net income	—	—	—	1,334	—	1,334
Other comprehensive loss	—	—	—	—	(2,059)	(2,059)
Stock-based compensation	—	—	359	—	—	359
Tax benefit from exercise of stock options	—	—	47	—	—	47
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	14	—	99	—	—	99
Exercise of stock options	3	—	16	—	—	16
Cash dividends on common stock ($0.43 per share)	—	—	—	(1,545)	—	(1,545)
Balance as of September 30, 2014	3,619	36	11,658	17,517	(7,924)	21,287
Comprehensive loss:
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(461)	(461)
Stock-based compensation	—	—	375	—	—	375
Restricted stock issuance	36	1	—	—	—	1
Issuance of shares under employee stock purchase plan	31	—	206	—	—	206
Exercise of stock options	2	—	10	—	—	10
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,618)	—	(1,618)
Balance as of September 30, 2015	3,688	$37	$12,249	$15,689	$(8,385)	$19,590
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income (loss)	$(210)	$1,334
Adjustments to reconcile net income to net cash used in operating activities:
Bargain purchase gain	—	(462)
Depreciation and amortization	516	510
Amortization of intangibles	130	124
Loss on disposal of fixed assets, net	54	5
Foreign exchange loss	172	162
Non-cash changes in accounts receivable	96	1
Non-cash changes in inventory	560	407
Stock-based compensation expense on stock options and restricted stock awards	375	361
Deferred income taxes	2	(98)
Increase in cash surrender value of life insurance	(86)	(135)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,226)	647
(Increase) decrease in inventories	78	(1,038)
Decrease in refundable income taxes	356	194
(Increase) decrease in other assets	328	(351)
Increase (decrease) in accounts payable and accrued expenses	4,461	(656)
Increase (decrease) in deferred revenue	(812)	513
Increase (decrease) in pension and retirement plans liability	(83)	252
Increase (decrease) in income taxes payable	4	(311)
Decrease in other long term liabilities	(55)	(336)
Net cash provided by (used in) operating activities	(2,340)	1,123

Cash flows from investing activities:
Life insurance premiums paid	(193)	(170)
Proceeds from the sale of fixed assets	—	6
Cash paid to acquire business	—	(500)
Purchases of property, equipment and improvements	(724)	(590)
Net cash used in investing activities	(917)	(1,254)

Cash flows from financing activities:
Dividends paid	(1,618)	(1,545)
Tax benefit from exercise of stock options	—	47
Proceeds from issuance of shares under equity compensation plans	216	114
Net cash used in financing activities	(1,402)	(1,384)
Effects of exchange rate on cash	(608)	(656)
Net decrease in cash and cash equivalents	(5,267)	(2,171)
Cash and cash equivalents, beginning of period	16,448	18,619
Cash and cash equivalents, end of period	$11,181	$16,448

Supplementary cash flow information:
Cash paid for income taxes	$15	$201
Cash paid for interest	$85	$85
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Organization and Business

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was founded in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its HPP segment and its TS segment.

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

Research and Development Expense

For the years ended September 30, 2015 and 2014, our expenses for research and development were approximately $2.8 million and $3.5 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2015. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at cost, less accumulated amortization. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2015. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2015. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

Revenue Recognition

We derive revenue from the sale of integrated hardware and software, professional services, maintenance contracts, other services, and third party service contracts. Professional services generally include implementation, installation, and training services. Other services generally include revenue generated through our royalty and extended warranty contracts. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. We enter into multiple element arrangements as well as standalone sales of product, professional services, and other services.

We recognize revenue from standalone product sales upon transfer of title, which is typically upon shipment, provided all other revenue recognition criteria have been met. Revenue generated from standalone professional services and extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met. In some instances professional service contracts include a customer acceptance provision, in which case revenue is deferred until we have evidence of customer acceptance. We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

We recognize revenue from multiple element arrangements in accordance with ASC 605-25, Multiple Element Arrangements. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. ASC 605-25 establishes a hierarchy for determining the amount to allocate to each separate deliverable in an arrangement. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists; or, if VSOE does not exist, third party evidence (“TPE”) of fair value if applicable; otherwise, we use the best estimate of selling price (“BESP”). The objective of BESP is to determine the price at which the Company would transact if the element was sold on a standalone basis. Management’s determination of BESP involves several factors including budgeted profit margins, and cost to complete services.

We recognize revenue from third party service contracts as either gross sales or net sales in accordance ASC 605-45, Principal Agent Considerations, which requires us to determine if the Company is acting as a principal party to the transaction or simply acting as an agent or broker. Under ASC 605-45, the assumption of the risks and rewards under the arrangement are considered indicators of principal parties to the arrangement. We record revenue as gross when it is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction.
The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multi-computer and Myricom product lines. Multi-computer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of other services which comprise of warranty and royalty revenue. Revenue generated from extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue on multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for post contract maintenance and support is recognized over the implied maintenance period of three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

TS Segment Revenue
TS Segment revenue is derived from the sale of hardware, software, professional services, and third party service contracts. TS product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists of professional services which generally include implementation, installation, and training services. Revenue generated from standalone professional services is recognized as services are completed, provided all other revenue recognition criteria has been met. Our standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.
Revenue derived from the sale of products, which are comprised of both hardware and software, and professional services is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for professional services is recognized as services are completed, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

We recognize revenue from certain third party service contracts, which are evaluated to determine whether such service revenue should be recorded as gross sales or net sales in accordance ASC 605-45. We evaluate all third party service contracts to determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

Product Warranty Accrual

Our product sales generally include a 90-day to three-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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
Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2015	September 30, 2014
	(Amounts in thousands except per share data)
Net income (loss)	$(210)	$1,334
Less: Net income attributable to nonvested common stock	—	50
Net income (loss) attributable to common stockholders	$(210)	$1,284
Weighted average total shares outstanding - basic	3,548	3,582
Less: weighted average non-vested shares outstanding	—	134
Weighted average number of common shares outstanding - basic	3,548	3,448
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	51
Weighted average common shares outstanding - diluted	3,548	3,499
Net income (loss) per share - basic	$(0.06)	$0.37
Net income (loss) per share - diluted	$(0.06)	$0.37
All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2015, 26 thousand stock options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the fiscal year ended September 30, 2014, approximately 51 thousand stock options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.
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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of restricted common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested restricted share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations.

Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended September 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2015 and 2014 consisted of stock-based compensation expense related to options and nonvested restricted stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $0.4 million and $0.4 million, respectively.

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
Subsequent Events

On September 8, 2015, the Company executed a lease for 13,515 square feet of space at 175 Cabot Street in Lowell Massachusetts. The future annual rent payment obligations under the terms of this five year and three month lease are $943,000, which commence as of the December 1, 2015 effective date of the lease.

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

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefits Plans (Topic 965), which requires fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. Fair value is measured using the requirements in Topic 820, Fair Value Measurement. This ASU is effective for fiscal years beginning after December 15, 2015, and requires retrospective application, with early adoption permitted. The implementation of this ASU is not expected to have a material impact to the disclosures in our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company has not yet assessed the potential impact of implementing this ASU on the disclosures in our consolidated financial statements.

In November 2015, the FASB issued ASU No, 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this guidance is not expected to have a material impact to the disclosures in our consolidated financial statements.

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
The Myricom inventory was valued at fair value in connection with the acquisition and for the the years ended, September 30, 2015, and 2014, and approximately $0.1 million and $0.2 million, respectively, of the stepped up basis in inventory was amortized through cost of sales.

The purchase price was allocated as follows:

(Amounts in Thousands)
Inventory	$1,030
Property & equipment	17
Intangibles	260
Gross assets acquired	1,307
Product warranty liability assumed	(93)
Net assets acquired	1,214
Less: asset purchase price	500
Bargain purchase gain before tax	714
Deferred tax on bargain purchase gain	(252)
Bargain purchase gain, net of tax effect	$462

The results of operations of Myricom for the for the year ended September 30, 2015 and the eleven month period beginning on November 4, 2013 and ending on September 30, 2014 are included in the Company’s consolidated statements of operations for the years ended Septembr 30, 2015 and 2014, respectively.

3.         Inventories

Inventories consist of the following:

	September 30, 2015	September 30, 2014
	(Amounts in thousands)
Raw materials	$1,788	$2,377
Work-in-process	387	229
Finished goods	3,574	3,840
Total	$5,749	$6,446

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.1 million and $0.4 million as of September 30, 2015 and September 30, 2014, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.1 million and $4.7 million as of September 30, 2015 and September 30, 2014, respectively.

4.        Accumulated Other Comprehensive Loss

 The components of Accumulated Other Comprehensive Loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2013	$(2,156)	$(3,709)	$(5,865)
Change in Period	(339)	(2,164)	(2,503)
Tax effect of change in period	—	444	444
Balance as of September 30, 2014	$(2,495)	$(5,429)	$(7,924)
Change in Period	(330)	(68)	(398)
Tax effect of change in period	—	(63)	(63)
Balance as of September 30, 2015	$(2,825)	$(5,560)	$(8,385)

The changes in the minimum pension liability are net of amortization of net gain of $140 thousand in 2015 and net gain of $58 thousand in 2014 included in net periodic pension cost.

5.	Income Taxes
The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	For the Years Ended September 30,
	2015	2014
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$576	$1,460
Foreign	(560)	(5)
	$16	$1,455
Income tax expense (benefit):
Current:
Federal	$(4)	$(135)
State	24	14
Foreign	152	37
	172	(84)
Deferred:
Federal	(36)	159
State	67	16
Foreign	23	30
	54	205
	$226	$121

As of September 30, 2015, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2015, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance. In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. We recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because of the cumulative losses incurred in the U.K. in recent years represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Reconciliation of “expected” income tax expense (benefit) to “actual” income tax expense (benefit) is as follows:

	For the Years Ended September 30,
	2015		2014
	(Dollar amounts in thousands)
Computed “expected” tax expense	$5	34.0%	$338	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	79	492.8%	25	2.5%
Foreign operations	359	2,243.8%	99	10.0%
Permanent differences	14	89.3%	61	6.1%
Stock-based compensation	1	4.3%	(1)	(0.1)%
Foreign net operating loss	—	—%	(16)	(1.6)%
Uncertain tax liability adjustment	(54)	(337.5)%	(336)	(33.9)%
Research & development credit	(91)	(568.8)%	(27)	(2.7)%
Other items	(87)	(543.8)%	(22)	(2.2)%
Income tax expense	$226	1,414.1%	$121	12.1%

For the years ended September 30, 2015 and 2014, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2015	September 30, 2014
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,023	$2,084
Intangibles	409	517
Other reserves and accruals	618	547
Inventory reserves and other	724	632
State credits, net of federal benefit	253	33
Federal and state net operating loss carryforwards	71	18
Foreign net operating loss carryforwards	2,093	1,940
Foreign tax credits	7	7
Depreciation and amortization	(126)	(22)
Gross deferred tax assets	6,072	5,756
Less: valuation allowance	(3,048)	(2,634)
Realizable deferred tax asset	3,024	3,122
Gross deferred tax liabilities	—	—
Net deferred tax assets	$3,024	$3,122

The deferred tax valuation allowance increased by approximately $414 thousand, as shown above. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2015 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2015 and 2014, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $0.4 million and $0.5 million, respectively, which are available to offset future taxable income through 2031.

As of September 30, 2015, the Company had state research and development tax credit carry-forwards in the amount of $327 that expire in years 2024 through 2028. The Company also had other state tax credit carry-forwards of $58k available to reduce future state tax expense of which $56k has unlimited carryover status and $2k will expire in 2017.

As of September 30, 2015 the Company concluded that a net increase of $215k of the valuation allowance was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income in state jurisdictions and its near-term forecasts of future taxable income. The net increase in the Company’s valuation allowance of $215k is to reserve for state tax credit carry-forwards that the Company believes will expire unused.

As of September 30, 2015, the Company had U.K. net operating loss carryforwards of approximately $10.5 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.5 million and $3.2 million at September 30, 2015 and 2014, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2015, the total amount of uncertain tax liabilities was $0.1 million, all of which would affect our effective tax rate if recognized. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014
	(Amounts in thousands)
Balance, beginning of year	$249	$589
Increases in tax positions in the current year	—	—
Settlements	(72)	(362)
Lapse in statute of limitations	—	—
Accrued penalties and interest	18	22
Balance, end of period	$195	$249

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2012 through 2015, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

6.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2015	September 30, 2014
	(Amounts in thousands)
Leasehold improvements	$440	$399
Equipment	8,170	7,933
Automobiles	74	66
	8,684	8,398
Less accumulated depreciation and amortization	(7,120)	(6,926)
Property, equipment and improvements, net	$1,564	$1,472

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $516 thousand and $510 thousand for the years ended September 30, 2015 and 2014, respectively.

7.    Acquired Intangible Assets

As of September 30, 2015 and 2014, intangible assets are as follows:

	September 30, 2015				September 30, 2014
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	4 years	$910	$591	$319	5 years	$910	$500	$410
Non-Compete agreements	0 years	93	93	—	0 years	93	93	—
Developed Technology	1 year	30	$19	$11	2 years	30	9	21
Trade Name	3 years	140	$54	$86	4 years	140	26	114
Total		$1,173	$757	$416		$1,173	$628	$545
Amortization expense on these intangible assets was $130 thousand and $124 thousand for fiscal 2015 and 2014, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2016	129
2017	120
2018	119
2019	11
2020	9
Thereafter	28
Total	$416

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2015	2014
	(Amounts in thousands)
Accounts payable	$10,559	$6,748
Commissions	248	118
Compensation and fringe benefits	1,426	1,594
Professional fees and shareholders' reporting costs	499	485
Taxes, other than income	25	217
Warranty	125	213
Other	894	376
	$13,776	$9,751

9.    Stock Based Incentive Compensation

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. The 2003 plan expired in 2014. Because the 2003 Plan has expired, no further awards will be issued under this plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2015, there were 27,673 shares available to be granted under the 2007 Plan. In 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”) and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2015, there were 300,000 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 327,673 as of September 30, 2015.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2013 through 2015, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees' awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2015 and 2014 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $375 thousand and $361 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Year ended
	September 30, 2015	September 30, 2014
	(Amounts in thousands)
Cost of sales	$2	$—
Engineering and development	22	25
Selling, general and administrative	351	336
Total	$375	$361

For the year ended September 30, 2015, the Company granted 11,000 nonvested shares to certain key employees, 30,500 nonvested shares to certain officers including 12,000 shares granted to the Chief Executive Officer and 16,000 nonvested shares to its non-employee directors. For the year ended September 30, 2014, the Company granted 54,250 nonvested shares to certain key employees, 37,500 nonvested shares to certain officers including 22,500 to its Chief Executive Officer and 16,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2015 and September 30, 2014 were non-vested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2015 and 2014 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2015.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2013	107,676	$7.56	—	—
Granted	—	—	—	—
Expired	(12,500)	$7.48	—	—
Forfeited	—	—	—	—
Exercised	(3,050)	5.02	—	—
Outstanding at September 30, 2014	92,126	$7.66	—	—
Granted	—	—	—	—
Expired	(35,125)	$9.72	—	—
Forfeited	—	—	—	—
Exercised	(1,875)	5.26	—	—
Outstanding at September 30, 2015	55,126	$6.43	1.89 Years	$32
Exercisable at September 30, 2015	54,813	$6.45	1.86 Years	$32
Vested and expected to vest at September 30, 2015	55,126	$6.43	1.89 Years	$32

There were no stock options granted in the years ended September 30, 2015 and 2014. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2015 and 2014 was $3 thousand and $9 thousand, respectively.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2013	73,500	$5.21	2.18 years	$520
Activity in 2014:
Granted	107,750	$7.72	—	—
Vested	(31,375)	$5.64	—	—
Forfeited	(500)	7.67	—	—
Nonvested shares outstanding at September 30, 2014	149,375	$6.92	2.45 Years	$1,191
Activity in 2015:
Granted	57,500	$5.05	—	—
Vested	(58,296)	$6.82	—	—
Forfeited	(18,122)	7.38	—	—
Nonvested shares outstanding at September 30, 2015	130,457	$6.08	2.12 Years	$714
Vested at September 30, 2015	170,888	$5.11	0.39 Years	$935
Vested and expected to vest at September 30, 2015	301,345	$5.53	1.14 Years	$1,648

As of September 30, 2015 there was $523 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested stock awards) granted under the company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.27 years. The total fair value of shares vested during the years ended September 30, 2015 and 2014 was $399 thousand and $180 thousand, respectively.

10.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP”), which was ratified by a vote of the Company's shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP the company issued 31,163 and 13,507 shares for the two years ended September 30, 2015 and September 30, 2014, respectively. Since inception of the plan, there are 205,330 shares available for future issuance under the ESPP as of September 30, 2015.

11.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2015. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2015. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.0 million and $1.9 million as of September 30, 2015 and 2014, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2015	2014	2015	2014
Discount rate:	4.25%	4.25%	3.10%	3.25%
Expected return on plan assets:			4.20%	4.40%
Rate of compensation increase:			1.00%	1.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2015	2014	2015	2014
Discount rate:	4.25%	5.00%	3.25%	4.40%
Expected return on plan assets:			4.40%	4.90%
Rate of compensation increase:			1.00%	1.00%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$56	$—	$56	$45	$—	$45
Interest cost	634	52	686	770	69	839
Expected return on plan assets	(423)	—	(423)	(472)	—	(472)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	193	(3)	190	93	(9)	84
Net periodic benefit cost	$460	$49	$509	$436	$60	$496

Post Retirement:
Service cost	$—	$34	$34	$—	$10	$10
Interest cost	—	44	44	—	43	43
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	(50)	(50)	—	(142)	(142)
Net periodic benefit cost	$—	$28	$28	$—	$(89)	$(89)

Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$163	$(6)	$157	$1,868	$20	$1,888
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	(89)	(89)	—	276	276
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$163	$(95)	$68	$1,868	$296	$2,164

The following table presents an analysis of the changes in 2015 and 2014 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$18,919	$1,228	$20,147	$16,651	$1,371	$18,022
Service cost	56	—	56	45	—	45
Interest cost	635	52	687	770	69	839
Changes in actuarial assumptions	304	(8)	296	2,336	10	2,346
Foreign exchange impact	(1,534)	—	(1,534)	(389)	—	(389)
Benefits paid	(401)	(250)	(651)	(494)	(222)	(716)
Projected benefit obligation at end of year	$17,979	$1,022	$19,001	$18,919	$1,228	$20,147
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$10,094	$—	$10,094	$9,473	$—	$9,473
Actual gain (loss) on plan assets	(117)	—	(117)	718	—	718
Company contributions	398	251	649	393	222	615
Foreign exchange impact	(673)	—	(673)	4	—	4
Benefits paid	(401)	(251)	(652)	(494)	(222)	(716)
Fair value of plan assets at end of year	$9,301	$—	$9,301	$10,094	—	$10,094
Funded status	$(8,678)	$(1,022)	$(9,700)	$(8,825)	$(1,228)	$(10,053)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(8,678)	$(1,022)	$(9,700)	$(8,825)	$(1,228)	$(10,053)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,045	$1,045	$—	$857	$857
Service cost	—	34	34	—	10	10
Interest cost	—	44	44	—	43	43
Changes in actuarial assumptions	—	(138)	(138)	—	135	135
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$985	$985	$—	$1,045	$1,045
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(985)	$(985)	$—	$(1,045)	$(1,045)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(985)	$(985)	$—	$(1,045)	$(1,045)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(8,678)	$(1,022)	$(9,700)	$(8,825)	$(1,228)	$(10,053)
Deferred tax	(490)	24	(466)	(531)	22	(509)
Accumulated other comprehensive income	5,623	11	5,634	5,419	14	5,433
Net amount recognized	$(3,545)	$(987)	$(4,532)	$(3,937)	$(1,192)	$(5,129)
Post Retirement:
Accrued benefit liability	$—	$(985)	$(985)	$—	$(1,045)	$(1,045)
Deferred tax	—	165	165	—	145	145
Accumulated other comprehensive income	—	(73)	(73)	—	(4)	(4)
Net amount recognized	$—	$(893)	$(893)	$—	$(904)	$(904)
Total pension and post retirement:
Accrued benefit liability	$(8,678)	$(2,007)	$(10,685)	$(8,825)	$(2,273)	$(11,098)
Deferred tax	(490)	189	(301)	(531)	167	(364)
Accumulated other comprehensive income	5,623	(62)	5,561	5,419	10	5,429
Net amount recognized	$(3,545)	$(1,880)	$(5,425)	$(3,937)	$(2,096)	$(6,033)
Accumulated Benefit Obligation:
Pension	$(17,866)	$(1,022)	$(18,888)	$(18,798)	$(1,228)	$(20,026)
Post Retirement	—	(985)	(985)	—	(1,045)	(1,045)
Total accumulated benefit obligation	$(17,866)	$(2,007)	$(19,873)	$(18,798)	$(2,273)	$(21,071)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2015	2014
	(Amounts in thousands)
Current accrued benefit liability	$675	$658
Non-current accrued benefit liability	10,009	10,440
Total accrued benefit liability	$10,684	$11,098

As of September 30, 2015 and 2014 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $5.6 million and $5.4 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2015, is approximately $67 thousand.

Contributions

The Company expects to contribute $0.7 million to its pension plans for fiscal 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2016	$682
2017	673
2018	642
2019	694
2020	717
Thereafter	4,223

Plan Assets

At September 30, 2015, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $9.3 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2015				September 30, 2014
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$324	$324	$—	$—	$352	$352	$—	$—
Pooled Funds	8,977	—	8,977	—	9,742	—	9,742	—
Total Plan Assets	$9,301	$324	$8,977	$—	$10,094	$352	$9,742	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $174 thousand and $186 thousand for the years ended September 30, 2015 and 2014, respectively.

12.    Lines of Credit

As of September 30, 2015 and September 30, 2014, the Company maintained a line of credit notes that allows for borrowings of up to $1.0 million. Availability under this facilities is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is the London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreement are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreements is not subject to financial covenants and the Company did not borrow under the line of credit during the fiscal years ending September 30, 2015 and 2014.

As of September 30, 2015 and September 30, 2014, the Company maintained an inventory line of credit that may be used by the the TS in the US to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements contain financial covenants which require the Company to maintain the following division specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of $2.5 million and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2015 and September 30, 2014, Company borrowings under the inventory line of credit were $2.9 million and $2.1 million, respectively, and the Company was in compliance with all covenants for the inventory line of credit as of September 30, 2015 and 2014.

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next five years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2016	$868
2017	789
2018	724
2019	653
2020	399
$3,433

Occupancy expenses under the operating leases approximated $1.3 million in 2015 and $1.3 million in 2014.

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended September 30, 2015 and 2014. As of September 30, 2015 the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

14.       Segment Information

The following table presents certain operating segment information.

		TS Segment
For the Years Ended September 30,	HPP Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$9,894	$7,808	$4,025	$44,720	$56,553	$66,447
Service	4,054	15,043	1,114	2,648	18,805	22,859
Total sales	13,948	22,851	5,139	47,368	75,358	89,306
Profit (loss) from operations	485	549	(817)	9	(259)	226
Assets	16,668	14,557	2,720	13,051	30,328	46,996
Capital expenditures	156	216	3	349	568	724
Depreciation and amortization	247	172	34	193	399	646

2014
Sales:
Product	$9,151	$9,273	$2,131	$38,322	$49,726	$58,877
Service	5,384	15,790	1,299	3,269	20,358	25,742
Total sales	14,535	25,063	3,430	41,591	70,084	84,619
Profit (loss) from operations	1,352	466	(187)	52	331	1,683
Assets	16,966	13,499	3,464	12,378	29,341	46,307
Capital expenditures	216	211	90	73	374	590
Depreciation and amortization	225	185	32	192	409	634

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2015 and 2014. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2015	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
HPP	$10,774	$1,135	$2,039	$13,948	16%
TS	47,659	26,713	986	75,358	84%
Total	$58,433	$27,848	$3,025	$89,306	100%
% of Total	66%	31%	3%	100%
2014
HPP	$10,918	$992	$2,625	$14,535	17%
TS	42,643	27,403	38	70,084	83%
Total	$53,561	$28,395	$2,663	$84,619	100%
% of Total	63%	34%	3%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
	(Amounts in thousands)
North America	$1,494	$1,429
Europe	486	589
Totals	$1,980	$2,018

Deferred tax assets by geographic location at September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
	(Amounts in thousands)
North America	$2,254	$2,300
Europe	770	822
Totals	$3,024	$3,122

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2015 and 2014.

	For the year ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$17.1	19%	$15.2	18%
Customer B	$14.3	16%	$15.7	19%

15.        Fair Value Measures

The Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015 or September 30, 2014, except for pension plan assets values, which are discussed in Note 11.

16.    Dividend

On December 17, 2013, our board of directors declared a cash dividend of $0.10 per share which was paid on January 7, 2014 to stockholders of record as of December 27, 2013. On February 11, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2014 to stockholders of record as of February 27, 2014. On May 14, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2014 to stockholders of record as of May 30, 2014. On August 6, 2014, our board of directors declared a cash dividend of $0.11 per share which was paid on August 29, 2014 to stockholders of record as of August 21, 2014, the record date.

On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date. On February 11, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to shareholders of record as of February 26, 2015, the record date. On May 13, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2015 to shareholders of record as of May 29, 2015, the record date. On August 12, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 11, 2015 to shareholders of record as of August 26, 2015, the record date.

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which will be paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date.

17. Related Party Transactions

During the normal course of business, the company sold products to a company whose Board of Directors includes two members of CSP Inc.'s Board of Directors. The total sales were $313,637 and $161,348, for the fiscal years ended 2015 and 2014, respectively. The trade receivables were $12,540 and $29,260 as of September 30, 2015 and 2014. respectively.