Form 10-Q
period 2015-12-31
CSP INC /MA/
filed 2016-02-16
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-10843

CSP Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Cabot Street - Suite 210
Lowell, Massachusetts 01854
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

As of February 16, 2016, the registrant had 3,683,794 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,531	$11,181
Accounts receivable, net of allowances of $299 and $331	17,797	18,468
Unbilled accounts receivable	426	1,420
Inventories, net	6,182	5,749
Refundable income taxes	—	43
Deferred income taxes	1,337	1,337
Other current assets	1,938	1,884
Total current assets	38,211	40,082
Property, equipment and improvements, net	1,611	1,564

Other assets:
Intangibles, net	384	416
Deferred income taxes	1,643	1,687
Cash surrender value of life insurance	3,089	3,064
Other assets	179	183
Total other assets	5,295	5,350
Total assets	$45,117	$46,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,350	$13,776
Deferred revenue	1,802	2,931
Pension and retirement plans	664	675
Income taxes payable	13	—
Total current liabilities	15,829	17,382
Pension and retirement plans	9,730	10,009
Other long term liabilities	16	15
Total liabilities	25,575	27,406

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,767 and 3,688 shares, respectively	38	37
Additional paid-in capital	12,329	12,249
Retained earnings	15,558	15,689
Accumulated other comprehensive loss	(8,383)	(8,385)
Total shareholders’ equity	19,542	19,590
Total liabilities and shareholders’ equity	$45,117	$46,996

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2015	December 31, 2014
Sales:
Product	$17,003	$15,653
Services	6,673	4,777
Total sales	23,676	20,430

Cost of sales:
Product	14,236	13,133
Services	4,250	3,342
Total cost of sales	18,486	16,475

Gross profit	5,190	3,955

Operating expenses:
Engineering and development	799	853
Selling, general and administrative	4,048	4,023
Total operating expenses	4,847	4,876

Operating income (loss)	343	(921)

Other income (expense):
Foreign exchange gain (loss)	39	(21)
Other expense, net	(11)	(12)
Total other income (expense)	28	(33)
Income (loss) before income taxes	371	(954)
Income tax expense (benefit)	88	(517)
Net income (loss)	$283	$(437)
Net income (loss) attributable to common stockholders	$274	$(421)
Net income (loss) per share – basic	$0.08	$(0.12)
Weighted average shares outstanding – basic	3,569	3,490
Net income (loss) per share – diluted	$0.07	$(0.12)
Weighted average shares outstanding – diluted	3,726	3,490

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended
	December 31, 2015	December 31, 2014

Net income (loss)	$283	$(437)
Other comprehensive income (loss):
Foreign currency translation gain adjustments	2	112
Other comprehensive income	2	112
Total comprehensive income (loss)	$285	$(325)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2015:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2015	3,688	$37	$12,249	$15,689	$(8,385)	$19,590
Net Income	—	—	—	283	—	283
Other comprehensive income	—	—	—	—	2	2
Stock-based compensation	—	—	80	—	—	80
Restricted stock cancellation	(4)	—	—	—	—	—
Restricted stock issuance	83	1	—	—	—	1
Cash dividends on common stock ($0.11 per share)	—	—	—	(414)	—	(414)
Balance as of December 31, 2015	3,767	$38	$12,329	$15,558	$(8,383)	$19,542

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2015	December 31, 2014
Cash flows used in operating activities:
Net income (loss)	$283	$(437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	129	139
Amortization of intangibles	32	33
Foreign exchange (gain) loss	(39)	21
Non-cash changes in accounts receivable	(29)	13
Non-cash changes in inventory	116	55
Stock-based compensation expense on stock options and restricted stock awards	80	102
Deferred income taxes	23	5
(Increase) decrease in cash surrender value of life insurance	(24)	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,424	(4,182)
Increase in inventories	(583)	(871)
(Increase) decrease in refundable income taxes	41	(524)
Increase in other current assets	(81)	(1,238)
Increase in other assets	—	(78)
Increase (decrease) in accounts payable and accrued expenses	(675)	3,090
Decrease in deferred revenue	(1,078)	(723)
Decrease in pension and retirement plans liability	(53)	(14)
Increase in income taxes payable	19	—
Increase in other long term liabilities	2	2
Net cash used in operating activities	(413)	(4,602)
Cash flows used in investing activities:
Life insurance premiums paid	—	(31)
Purchases of property, equipment and improvements	(189)	(103)
Net cash used in investing activities	(189)	(134)
Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities	—	—
Effects of exchange rate on cash	(48)	(59)
Net decrease in cash and cash equivalents	(650)	(4,795)
Cash and cash equivalents, beginning of period	11,181	16,448
Cash and cash equivalents, end of period	$10,531	$11,653
Supplementary cash flow information:
Cash paid for income taxes	$23	$33
Cash paid for interest	$—	$85
Non-cash accrual of dividend payable	$414	$402

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Organization and Business

CSP Inc. was founded in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of its industrial, commercial and defense customers worldwide, CSP Inc. and its subsidiaries (collectively “we”, “us”, “our”,
“CSPI” or the “Company”) develop and market IT integration solutions and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products (“HPP”) segment (formerly the “High Performance Products and Solutions” segment) and its Technology Solutions (“TS”) segment (formerly the "Information Technology Solutions" segment).

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2015	December 31, 2014
	(Amounts in thousands except per share data)
Net income (loss)	$283	$(437)
Less: net income attributable to nonvested common stock	9	(16)
Net income (loss) attributable to common stockholders	$274	$(421)

Weighted average total shares outstanding – basic	3,684	3,625
Less: weighted average non-vested shares outstanding	115	135
Weighted average number of common shares outstanding – basic	3,569	3,490
Potential common shares from non-vested stock awards and the assumed exercise of stock options	157	—
Weighted average common shares outstanding – diluted	3,726	3,490

Net income (loss) per share – basic	$0.08	$(0.12)
Net income (loss) per share – diluted	$0.07	$(0.12)

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the three months ended December 31, 2015 and 2014, 35,000 and 43,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 135,000 shares subject to non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the three months ended December 31, 2014 and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	December 31, 2015	September 30, 2015
	(Amounts in thousands)
Raw materials	$1,956	$1,788
Work-in-process	506	387
Finished goods	3,720	3,574
Total	$6,182	$5,749

Finished goods includes inventory of approximately $0.1 million as of December 31, 2015 and September 30, 2015 that has been shipped, but for which all revenue recognition criteria have not been met.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.2 million and $4.1 million as of December 31, 2015 and September 30, 2015, respectively.

5.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2015	September 30, 2015
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,823)	$(2,825)
Cumulative unrealized loss on pension liability	(5,560)	(5,560)
Accumulated other comprehensive loss	$(8,383)	$(8,385)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2015 and 2014 and for the three months ended December 31, 2015.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2015			2014
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$9	$—	$9	$15	$—	$15
Interest cost	151	11	162	164	13	177
Expected return on plan assets	(97)	—	(97)	(108)	—	(108)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	45	(1)	44	53	(1)	52
Net periodic benefit cost	$108	$10	$118	$124	$12	$136

Post Retirement:
Service cost	$—	$7	$7	$—	$9	$9
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	(21)	(21)	—	(13)	(13)
Net periodic cost (benefit)	$—	$(3)	$(3)	$—	$7	$7

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2015				September 30, 2015
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$263	$263	$—	$—	$324	$324	$—	$—
Pooled Funds	8,890	—	8,890	—	8,977	—	8,977	—
Total Plan Assets	$9,153	$263	$8,890	$—	$9,301	$324	$8,977	$—

7.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three months ended December 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2015
Sales:
Product	$1,950	$1,902	$1,993	$11,158	$15,053	$17,003
Service	867	4,772	190	844	5,806	6,673
Total sales	2,817	6,674	2,183	12,002	20,859	23,676
Income (loss) from operations	(423)	463	(47)	350	766	343
Assets	16,099	12,977	2,810	13,231	29,018	45,117
Capital expenditures	148	67	2	(28)	41	189
Depreciation and amortization	57	40	5	59	104	161

2014
Sales:
Product	$2,452	$2,144	$1,570	$9,487	$13,201	$15,653
Service	230	3,528	283	736	4,547	4,777
Total sales	2,682	5,672	1,853	10,223	17,748	20,430
Income (loss) from operations	(857)	79	68	(211)	(64)	(921)
Assets	15,850	12,861	3,770	15,308	31,939	47,789
Capital expenditures	21	81	1	—	82	103
Depreciation and amortization	71	47	7	47	101	172

Income (loss) from operations consists of sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three months ended December 31, 2015, and 2014.

	For the three months ended December 31,
	2015		2014
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$2.9	12%	$2.8	13%
Customer B	$3.8	16%	$2.9	14%

In addition, accounts receivable from Customer B totaled approximately $5.1 million or 30% of total consolidated accounts receivable, and approximately $7.9 million or 39% of total consolidated accounts receivable as of December 31, 2015 and September 30, 2015, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of December 31, 2015. No other customers accounted for 10% or more of total consolidated accounts receivable as of December 31, 2015 or September 30, 2015.

8.    Dividends

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date.

9.    Recent Accounting Pronouncements
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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this guidance is not expected to have a material impact to the disclosures in our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “project”, “estimate” “should” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2015

     Our revenue increased by approximately $3.2 million, or 16%, to $23.7 million for the three months ended December 31, 2015 as compared to $20.4 million for the three months ended December 31, 2014. The increase in revenue is the result of increases of $3.1 million and $0.1 million in our TS and HPP segments, respectively. Our gross profit margin percentage increased overall from 19% of revenues for the three months ended December 31, 2014 to 22% for the three months ended December 31, 2015. The 3% increase in our gross margin percentage is primarily attributed to higher product margins in our TS segment due to higher margins on our U.S. division product revenues, and the recognition of $0.7 million of royalties related to the equivalent number of high speed processing boards used in one and a half aircraft during the three months ended December 31, 2015 as compared to $0.1 million of royalty revenues for the three months ended December 31, 2014. Operating income increased by $1.3 million to $0.3 million for the three month period ended December 31, 2015 as compared to the three month period ended December 31, 2014 as a result of a higher gross profit and slightly lower operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	December 31, 2015	% of sales	December 31, 2014	% of sales
	(Dollar amounts in thousands)
Sales	$23,676	100%	$20,430	100%
Costs and expenses:
Cost of sales	18,486	78%	16,475	81%
Engineering and development	799	4%	853	4%
Selling, general and administrative	4,048	17%	4,023	20%
Total costs and expenses	23,333	99%	21,351	105%
Operating income (loss)	343	1%	(921)	(5)%
Other income (expense)	28	—%	(33)	—%
Income (loss) before income taxes	371	1%	(954)	(5)%
Income tax expense (benefit)	88	—%	(517)	(2)%
Net income (loss)	$283	1%	$(437)	(3)%

Revenues

     Our revenues increased by approximately $3.2 million to $23.7 million for the three months ended December 31, 2015 as compared to $20.4 million of revenues for the three months ended December 31, 2014. The revenue increase was the result of increases of $3.1 million and $0.1 million in our TS and HPP segments, respectively. The TS segment revenue increased by $1.8 million, $1.0 million and $0.3 million in our divisions located in the U.S., Germany, and the U.K., respectively. The HPP segment revenue increased by $0.1 million in our only HPP division which is based in the U.S.

HPP segment revenue change by product line was as follows for the three months ended December 31, 2015 and 2014:

			Increase (decrease)
	2015	2014	$	%
	(Amounts in thousands)
Products	$1,950	$2,452	$(502)	(20)%
Services	867	230	637	277%
Total	$2,817	$2,682	$135	5%

The increase in HPP service revenues is attributed to recognizing approximately $0.7 million of royalties related to the equivalent number of high-speed processing boards used in one and a half aircraft during the three months ended December 31, 2015 as compared to $0.1 million of royalty revenues for the three month period ended December 31, 2014. The decrease in product revenues is primarily attributed to lower Myricom product line sales for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

TS segment revenue change by product line was as follows for the three months ended December 31, 2015 and 2014:

			Increase
	2015	2014	$	%
	(Amounts in thousands)
Products	$15,053	$13,201	$1,852	14%
Services	5,806	4,547	1,259	28%
Total	$20,859	$17,748	$3,111	18%

The $3.1 million increase in TS segment revenues during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, was the result of increases of $1.8 million, $1.0 million, and $0.3 million, in our divisions located in the U.S., Germany and the U.K., respectively. The increase in product revenues was primarily related to our U.S. division and the increase in service revenues is related to our division in Germany.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the three months ended December 31, 2015 and December 31, 2014:

					Increase
	2015	%	2014	%	$	%
	(Dollar amounts in thousands)
Americas	$14,294	60%	$12,618	62%	$1,676	13%
Europe	8,996	38%	7,432	36%	1,564	21%
Asia	386	2%	380	2%	6	2%
Totals	$23,676	100%	$20,430	100%	$3,246	16%

Gross Margins

     Our gross margin ("GM") increased by $1.2 million, or 3% of revenues, to $5.2 million for the three months ended December 31, 2015 as compared to a gross margin of $4.0 million for the three months ended December 31, 2014 as follows:

	2015		2014		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$1,593	57%	$1,231	46%	$362	11%
TS	3,597	17%	2,724	15%	873	2%
Total	$5,190	22%	$3,955	19%	$1,235	3%

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2015 and 2014 was as follows:

	2015		2014		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Product	$745	38%	$1,033	42%	$(288)	(4)%
Services	848	98%	198	86%	650	12%
Total	$1,593	57%	$1,231	46%	$362	11%

The overall HPP segment gross margin as a percentage of sales increased to 57% for the three month period ended December 31, 2015 as compared to 46% for the three month period ended December 31, 2014. The 4% decrease in gross margin as a percentage of sales for product sales in the HPP segment was primarily attributed to a change in the mix of Myricom products and multicomputer parts sold during the period. The 12% increase of gross margin as a percentage of sales for services in the HPP segment was primarily attributed to recognizing approximately $0.7 million of high margin royalties related to the equivalent number of high speed processing boards used in one and a half aircraft during the three months ended December 31, 2015 as compared to $0.1 million of royalty revenues for the three month period ended December 31, 2014.

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2015 and 2014 was as follows:

	2015		2014		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Product	$2,022	13%	$1,487	11%	$535	2%
Services	1,575	27%	1,237	27%	338	—%
Total	$3,597	17%	$2,724	15%	$873	2%

     The increase in TS segment gross margin on product revenues is attributed to higher margins on our U.S. division product revenues.

Engineering and Development Expenses

The engineering and development expenses incurred exclusively by our HPP segment were $0.8 million and $0.9 million for the three months ended December 31, 2015 and 2014, respectively. The current year expense was primarily for engineering expenses incurred in connection with the development of new commercial Myricom products and the prior year expense was primarily related to our multicomputer product line.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015	% of Total	2014	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,217	30%	$1,235	31%	$(18)	(1)%
TS segment	2,831	70%	2,788	69%	43	2%
Total	$4,048	100%	$4,023	100%	$25	1%

SG&A expenses were essentially flat at $4.0 million for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2015 and 2014:

	For the three months ended,
	December 31, 2015	December 31, 2014	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	1	3	(2)
Foreign exchange gain (loss)	39	(21)	60
Other expense, net	9	6	3
Total other income (expense), net	$28	$(33)	$61

The increase in other income for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 was primarily driven by a foreign exchange gain of approximately $39,000 in the current period as compared to a loss of approximately $21,000 in the prior period.

Income Taxes

For the three months ended December 31, 2015, the Company recognized an income tax expense of $88,000, which is primarily due to increased profit in Germany of $445,000, partially offset by a loss of $84,000 in the U.S. The company tax rate was 24% for quarter ended December 31, 2015 which is lower than the normal statutory rate due in large part to a loss in the U.S. and the benefit from the projected R&D credit.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $0.7 million to $10.5 million as of December 31, 2015 from $11.2 million as of September 30, 2015. At December 31, 2015, cash equivalents totaled $0.5 million.

Significant sources of cash for the three months ended December 31, 2015 included net income of approximately $0.3 million and a decrease in accounts receivable of approximately $1.4 million.

Significant uses of cash for the three months ended December 31, 2015 included a decrease in deferred revenue of approximately $1.1 million, a decrease in accounts payable and accrued expenses of approximately $0.7 million, and an increase in inventories of approximately $0.6 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $3.7 million as of December 31, 2015 as compared to $3.3 million as of September 30, 2015. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 below had been remediated by the changes we made in response to that material weakness.

 Internal Controls over Financial Reporting

For the period ended September 30, 2015, management identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected in a timely basis.

The material weakness was related to our controls over the revenue recognition process, specifically that revenue recognition criteria has been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting.
As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September
30, 2015. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated.

Changes in Internal Controls over Financial Reporting

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. During the twelve months ended September 30, 2015, management took additional action to upgrade our international accounting staff and improve accounting operations in our European divisions and continued to assess the effectiveness of changes described above during the quarter ended, December 31, 2015.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, (b) our Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2015, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 16, 2016	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 16, 2016	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, (b) our Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2015 (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith