Form 10-Q
period 2016-03-31
CSP INC /MA/
filed 2016-05-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 13, 2016, the registrant had 3,800,601 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,020	$11,181
Accounts receivable, net of allowances of $307 and $331	21,690	18,468
Unbilled accounts receivable	1,090	1,420
Inventories, net	4,807	5,749
Refundable income taxes	—	43
Deferred income taxes	1,337	1,337
Other current assets	2,210	1,884
Total current assets	41,154	40,082
Property, equipment and improvements, net	1,631	1,564

Other assets:
Intangibles, net	351	416
Deferred income taxes	1,678	1,687
Cash surrender value of life insurance	3,276	3,064
Other assets	158	183
Total other assets	5,463	5,350
Total assets	$48,248	$46,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,415	$13,776
Deferred revenue	2,192	2,931
Pension and retirement plans	721	675
Income taxes payable	281	—
Total current liabilities	18,609	17,382
Pension and retirement plans	9,700	10,009
Other long term liabilities	18	15
Total liabilities	28,327	27,406

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,801 and 3,688 shares, respectively	38	37
Additional paid-in capital	12,503	12,249
Retained earnings	15,642	15,689
Accumulated other comprehensive loss	(8,262)	(8,385)
Total shareholders’ equity	19,921	19,590
Total liabilities and shareholders’ equity	$48,248	$46,996

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Sales:
Product	$20,972	$14,195	$37,975	$29,848
Services	6,167	4,682	12,840	9,459
Total sales	27,139	18,877	50,815	39,307

Cost of sales:
Product	17,054	11,380	31,290	24,513
Services	3,752	3,454	8,002	6,796
Total cost of sales	20,806	14,834	39,292	31,309

Gross profit	6,333	4,043	11,523	7,998

Operating expenses:
Engineering and development	790	826	1,589	1,679
Selling, general and administrative	4,665	3,856	8,713	7,879
Total operating expenses	5,455	4,682	10,302	9,558

Operating income (loss)	878	(639)	1,221	(1,560)

Other income (expense):
Foreign exchange loss	(103)	(108)	(63)	(129)
Other expense, net	(14)	(21)	(26)	(33)
Total other expense	(117)	(129)	(89)	(162)
Income (loss) before income taxes	761	(768)	1,132	(1,722)
Income tax expense (benefit)	258	(93)	346	(610)
Net income (loss)	$503	$(675)	$786	$(1,112)
Net income (loss) attributable to common stockholders	$480	$(649)	$756	$(1,072)
Net income (loss) per share – basic	$0.13	$(0.19)	$0.21	$(0.31)
Weighted average shares outstanding – basic	3,609	3,525	3,589	3,507
Net income (loss) per share – diluted	$0.13	$(0.19)	$0.20	$(0.31)
Weighted average shares outstanding – diluted	3,730	3,525	3,728	3,507

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net income (loss)	$503	$(675)	$786	$(1,112)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	125	(229)	123	(117)
Other comprehensive income	125	(229)	123	(117)
Total comprehensive income (loss)	$628	$(904)	$909	$(1,229)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2016:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2015	3,688	$37	$12,249	$15,689	$(8,385)	$19,590
Net Income	—	—	—	786	—	786
Other comprehensive income	—	—	—	—	123	123
Stock-based compensation	—	—	181	—	—	181
Restricted stock cancellation	(6)	—	—	—	—	—
Restricted stock issuance	105	1	—	—	—	1
Issuance of shares under employee stock purchase plan	14	—	73	—	—	73
Cash dividends on common stock ($0.22 per share)	—	—	—	(833)	—	(833)
Balance as of March 31, 2016	3,801	$38	$12,503	$15,642	$(8,262)	$19,921

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2016	March 31, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$786	$(1,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	286	266
Amortization of intangibles	65	65
Foreign exchange (gain) loss	63	129
Non-cash changes in accounts receivable	136	37
Non-cash changes in inventory	226	38
Stock-based compensation expense on stock options and restricted stock awards	181	188
Deferred income taxes	23	(21)
Increase in cash surrender value of life insurance	(50)	(23)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,008)	(3,267)
(Increase) decrease in inventories	699	(741)
(Increase) decrease in refundable income taxes	44	(619)
Increase in other current assets	(310)	(296)
(Increase) decrease in other assets	25	(59)
Increase in accounts payable and accrued expenses	1,530	785
Decrease in deferred revenue	(715)	(1,017)
Decrease in pension and retirement plans liability	(164)	(36)
Increase in income taxes payable	268	6
Increase in other long term liabilities	4	3
Net cash provided by (used in) operating activities	89	(5,674)
Cash flows used in investing activities:
Life insurance premiums paid	(161)	(109)
Purchases of property, equipment and improvements	(345)	(223)
Net cash used in investing activities	(506)	(332)
Cash flows provided by (used in) financing activities:
Dividends paid	(833)	(808)
Proceeds from issuance of shares under equity compensation plans	73	105
Net cash used in financing activities	(760)	(703)
Effects of exchange rate on cash	16	(717)
Net decrease in cash and cash equivalents	(1,161)	(7,426)
Cash and cash equivalents, beginning of period	11,181	16,448
Cash and cash equivalents, end of period	$10,020	$9,022
Supplementary cash flow information:
Cash paid for income taxes	$28	$52
Cash paid for interest	$85	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Amounts in thousands except per share data)
Net income (loss)	$503	$(675)	$786	$(1,112)
Less: net income (loss) attributable to nonvested common stock	23	(26)	30	(40)
Net income (loss) attributable to common stockholders	$480	$(649)	$756	$(1,072)

Weighted average total shares outstanding – basic	3,782	3,662	3,732	3,637
Less: weighted average non-vested shares outstanding	173	137	143	130
Weighted average number of common shares outstanding – basic	3,609	3,525	3,589	3,507
Potential common shares from non-vested stock awards and the assumed exercise of stock options	121	—	139	—
Weighted average common shares outstanding – diluted	3,730	3,525	3,728	3,507

Net income (loss) per share – basic	$0.13	$(0.19)	$0.21	$(0.31)
Net income (loss) per share – diluted	$0.13	$(0.19)	$0.20	$(0.31)

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the six months ended March 31, 2016 and 2015, 33,000 and 35,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 130,000 shares subject to non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the six months ended March 31, 2015 and their inclusion would have been anti-dilutive. For the three months ended March 31, 2016 and 2015, 30,000 and 35,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 137,000 shares subject to non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the three months ended March 31, 2015 and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	March 31, 2016	September 30, 2015
	(Amounts in thousands)
Raw materials	$1,618	$1,788
Work-in-process	530	387
Finished goods	2,659	3,574
Total	$4,807	$5,749

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

Finished goods includes inventory of approximately $0.3 million and $0.1 million as of March 31, 2016 and September 30, 2015, respectively, that have been shipped, but for which all revenue recognition criteria have not been met.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.3 million and $4.1 million as of March 31, 2016 and September 30, 2015, respectively.

5.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2016	September 30, 2015
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,702)	$(2,825)
Cumulative unrealized loss on pension liability	(5,560)	(5,560)
Accumulated other comprehensive loss	$(8,262)	$(8,385)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2015 and 2014 and for the six months ended March 31, 2016.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$9	$—	$9	$13	$—	$13
Interest cost	146	11	157	155	13	168
Expected return on plan assets	(92)	—	(92)	(104)	—	(104)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	44	(1)	43	49	(1)	48
Net periodic benefit cost	$107	$10	$117	$113	$12	$125

Post Retirement:
Service cost	$—	$7	$7	$—	$9	$9
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	(20)	(20)	—	(13)	(13)
Net periodic cost (benefit)	$—	$(2)	$(2)	$—	$7	$7

	For the Six Months Ended March 31,
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$18	$—	$18	$28	$—	$28
Interest cost	297	22	319	320	26	346
Expected return on plan assets	(190)	—	(190)	(212)	—	(212)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	89	(2)	87	102	(2)	100
Net periodic benefit cost	$214	$20	$234	$238	$24	$262

Post Retirement:
Service cost	$—	$14	$14	$—	$17	$17
Interest cost	—	21	21	—	22	22
Amortization of net gain	—	(40)	(40)	—	(25)	(25)
Net periodic cost (benefit)	$—	$(5)	$(5)	$—	$14	$14

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2016				September 30, 2015
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$227	$227	$—	$—	$324	$324	$—	$—
Pooled Funds	8,547	—	8,547	—	8,977	—	8,977	—
Total Plan Assets	$8,774	$227	$8,547	$—	$9,301	$324	$8,977	$—

7.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$2,861	$1,389	$1,352	$15,370	$18,111	$20,972
Service	597	4,027	262	1,281	5,570	6,167
Total sales	3,458	5,416	1,614	16,651	23,681	27,139
Income (loss) from operations	(501)	718	(1)	662	1,379	878
Assets	15,353	12,311	2,791	17,793	32,895	48,248
Capital expenditures	17	52	31	55	138	155
Depreciation and amortization	60	42	33	56	131	191

2015
Sales:
Product	$2,527	$1,796	$891	$8,981	$11,668	$14,195
Service	130	3,690	213	649	4,552	4,682
Total sales	2,657	5,486	1,104	9,630	16,220	18,877
Income (loss) from operations	(647)	170	(93)	(69)	8	(639)
Assets	15,595	12,555	3,118	10,859	26,532	42,127
Capital expenditures	25	95	—	—	95	120
Depreciation and amortization	60	44	10	45	99	159

		Technology Solutions Segment
For the six months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$4,811	$3,291	$3,345	$26,528	$33,164	$37,975
Service	1,464	8,799	452	2,125	11,376	12,840
Total sales	6,275	12,090	3,797	28,653	44,540	50,815
Income (loss) from operations	(924)	1,181	(48)	1,012	2,145	1,221
Assets	15,353	12,311	2,791	17,793	32,895	48,248
Capital expenditures	165	119	33	28	180	345
Depreciation and amortization	117	82	38	114	234	351

2015
Sales:
Product	$4,979	$3,940	$2,461	$18,468	$24,869	$29,848
Service	360	7,218	496	1,385	9,099	9,459
Total sales	5,339	11,158	2,957	19,853	33,968	39,307
Income (loss) from operations	(1,504)	249	(25)	(280)	(56)	(1,560)
Assets	15,595	12,555	3,118	10,859	26,532	42,127
Capital expenditures	46	176	1	—	177	223
Depreciation and amortization	131	91	17	92	200	331

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six months ended March 31, 2016, and 2015.

	For the three months ended March 31,				For the six months ended March 31,
	2016		2015		2016		2015
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$5.6	20%	$2.4	13%	$8.4	17%	$4.7	12%
Customer B	$3.8	14%	$3.7	20%	$7.6	15%	$6.6	17%

In addition, accounts receivable from Customer A totaled approximately $3.9 million, or 17%, and approximately $1.1 million, or 6%, of total consolidated accounts receivable as of March 31, 2016 and September 30, 2015, respectively. Accounts receivable from Customer B totaled approximately $5.1 million or 33%, and approximately $7.9 million, or 39%, of total consolidated accounts receivable as of March 31, 2016 and September 30, 2015, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of March 31, 2016. No other customers accounted for 10% or more of total consolidated accounts receivable as of March 31, 2016 or September 30, 2015.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

8.    Dividends

On February 16, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2016 to shareholders of record as of February 26, 2016, the record date.

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date.

9.    Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014 ‑09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In August 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted.  We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which excludes investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefits Plans (Topic 965), which requires fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. Fair value is measured using the requirements in Topic 820, Fair Value Measurement. This ASU is effective for fiscal years beginning after December 15, 2015, and requires retrospective application, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has not yet assessed the potential impact of implementing this ASU on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this guidance is not expected to have a material impact to the disclosures on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This updated, Topic 842, affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has not yet assessed the potential impact of implementing this ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08 (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. The amendments in this update provides additional guidance on indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer and does not change the core principle of previously issued guidance. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 (Topic 718), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet assessed the potential impact of implementing this ASU on the disclosures on our consolidated financial statements.

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

Results of Operations

Overview of the three months ended March 31, 2016

     Our revenue increased by approximately $8.3 million, or 44%, to $27.1 million for the three months ended March 31, 2016 as compared to $18.9 million for the three months ended March 31, 2015. The increase in revenue is the result of increases of $7.5 million and $0.8 million in our TS and HPP segments, respectively. Our gross profit margin percentage increased overall from 21% of revenues for the three months ended March 31, 2015 to 23% for the three months ended March 31, 2016. The 2% increase in our gross margin percentage is attributed to gross margin increases in our HPP and TS segments. The increase in our HPP segment gross margin percentage is primarily the result of an increase in service revenues as a percentage of total HPP revenues for the comparative periods in 2016 and 2015. The increase in our TS segment gross margin percentage is due to higher margins on service revenues delivered by our German division. Operating income increased by $1.5 million to $0.9 million for the three month period ended March 31, 2016 as compared to an operating loss of $0.6 million for the three month period ended March 31, 2015 as a result of a higher gross profit, which was partially offset by $0.8 million of higher operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	March 31, 2016	% of sales	March 31, 2015	% of sales
	(Dollar amounts in thousands)
Sales	$27,139	100%	$18,877	100%
Costs and expenses:
Cost of sales	20,806	77%	14,834	79%
Engineering and development	790	3%	826	4%
Selling, general and administrative	4,665	17%	3,856	20%
Total costs and expenses	26,261	97%	19,516	103%
Operating income (loss)	878	3%	(639)	(3)%
Other income (expense)	(117)	—%	(129)	(1)%
Income (loss) before income taxes	761	3%	(768)	(4)%
Income tax expense (benefit)	258	1%	(93)	—%
Net income (loss)	$503	2%	$(675)	(4)%

Revenues

     Our revenues increased by approximately $8.3 million to $27.1 million for the three months ended March 31, 2016 as compared to $18.9 million of revenues for the three months ended March 31, 2015. The TS segment revenue increased by $7.5 million and the HPP segment revenue increased by $0.8 million.

HPP segment revenue change by product line was as follows for the three months ended March 31, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$2,861	$2,527	$334	13%
Services	597	130	467	359%
Total	$3,458	$2,657	$801	30%

The increase in HPP service revenues is primarily attributed to recognizing approximately $0.5 million of royalties related to the equivalent number of high-speed processing boards used in one half aircraft during the three months ended March 31, 2016 as compared to less than $0.1 million of royalty revenues for the three month period ended March 31, 2015. The increase in product revenues is primarily attributed to higher Myricom product line sales for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in four planes during the third and fourth quarters of fiscal year 2016.

TS segment revenue change by product line was as follows for the three months ended March 31, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$18,111	$11,668	$6,443	55%
Services	5,570	4,552	1,018	22%
Total	$23,681	$16,220	$7,461	46%

The $7.5 million increase in TS segment revenues during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, was the result of increases of $7.0 million and $0.5 million, in our divisions located in the U.S. and the U.K., respectively. Our German division recognized an increase in service revenues of $0.3 million that was offset by a decrease in product revenues of $0.4 million. Product revenues increased as a result of $6.4 million and $0.5 million in our U.S. and U.K. divisions, respectively, partially offset a by a $0.4 million decrease in product revenue at our German division. Our services revenues increased at our U.S. and German divisions by $0.6 million and $0.3 million, respectively.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the three months ended March 31, 2016 and March 31, 2015:

					Increase (decrease)
	2016	%	2015	%	$	%
	(Dollar amounts in thousands)
Americas	$18,886	70%	$11,547	61%	$7,339	64%
Europe	6,509	24%	6,673	35%	(164)	(2)%
Asia	1,744	6%	657	4%	1,087	165%
Totals	$27,139	100%	$18,877	100%	$8,262	44%

Gross Margins

     Our gross margin ("GM") increased by $2.3 million, or 2% of revenues, to $6.3 million for the three months ended March 31, 2016 as compared to a gross margin of $4.0 million for the three months ended March 31, 2015 as follows:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$1,898	55%	$1,267	48%	$631	7%
TS	4,435	19%	2,776	17%	1,659	2%
Total	$6,333	23%	$4,043	21%	$2,290	2%

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2016 and 2015 was as follows:

	2016		2015		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Product	$1,358	47%	$1,147	45%	$211	2%
Services	540	90%	120	92%	420	(2)%
Total	$1,898	55%	$1,267	48%	$631	7%

The overall HPP segment gross margin as a percentage of sales increased to 55% for the three month period ended March 31, 2016 as compared to 48% for the three month period ended March 31, 2015. The 7% increase in gross margin as a percentage of sales for product sales in the HPP segment was primarily attributed to a favorable mix of higher margin service revenues in the HPP segment during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2016 and 2015 was as follows:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Product	$2,560	14%	$1,668	14%	$892	—%
Services	1,875	34%	1,108	24%	767	10%
Total	$4,435	19%	$2,776	17%	$1,659	2%

     The gross margin as a percentage of sales for our TS segment product revenues was flat for the three months ended March 31, 2016 as compared to the prior year period and the increase in services margins as a percentage of sales is primarily attributed to our German division. The improvement in gross margins for our German division is attributed to a favorable mix of service projects and improved utilization of our internal engineering staff that delivers those services.

Engineering and Development Expenses

The engineering and development expenses incurred exclusively by our HPP segment were $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new Myricom products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	% of Total	2015	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,609	34%	$1,088	28%	$521	48%
TS segment	3,056	66%	2,768	72%	288	10%
Total	$4,665	100%	$3,856	100%	$809	21%

SG&A expenses increased by $0.8 million or 21% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in HPP segment expenses and TS segment expenses is primarily attributed to higher commissions on product revenues and other variable compensation expenses.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2016 and 2015:

	For the three months ended,
	March 31, 2016	March 31, 2015	Increase
	(Amounts in thousands)
Interest expense	$(21)	$(21)	$—
Interest income	1	1	—
Foreign exchange gain (loss)	(103)	(108)	5
Other expense, net	6	(1)	7
Total other income (expense), net	$(117)	$(129)	$12

Other income (expense) was flat for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Income Taxes

For the three months ended March 31, 2016, the Company recognized an income tax expense of $258,000, which is primarily due to increased profit in Germany of $546,000, and a profit in the U.S. of $83,000. There was a profit of $77,000 in the UK, but we had no tax expense for the quarter due to pension contributions. The Company's tax rate was 34% for the quarter ended March 31, 2016.

Overview of the six months ended March 31, 2016

Our revenue increased by approximately $11.5 million, or 29%, to $50.8 million for the six months ended March 31, 2016 as compared to $39.3 million for the six months ended March 31, 2015. Revenues increased by $10.6 million and $0.9 million in our TS and HPP segments, respectively. We recognized approximately $1.1 million of royalties related to the equivalent number of high-speed processing boards used in one and one half aircraft during the six months ended March 31, 2016 as compared $0.1 million of royalty revenues for the six month period ended March 31, 2015, and revenues in our TS segment increased by $10.6 million on increases of $8.3 million and $2.3 million in product and service revenues, respectively, in the six months ended March 31, 2016. Our gross profit margin percentage increased overall, from 20% of revenues for the six months ended March 31, 2015 to 23% for the six months ended March 31, 2016. Our operating income increased by approximately $2.8 million to $1.2 million for the six month period ended March 31, 2016 as compared to $1.6 million of operating loss for the six months ended March 31, 2015 as a result of a higher gross profit, which was partially offset by $0.7 million of higher operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended:

	March 31, 2016	% of sales	March 31, 2015	% of sales
	(Dollar amounts in thousands)
Sales	$50,815	100%	$39,307	100%
Costs and expenses:
Cost of sales	39,292	77%	31,309	80%
Engineering and development	1,589	3%	1,679	4%
Selling, general and administrative	8,713	17%	7,879	20%
Total costs and expenses	49,594	97%	40,867	104%
Operating (loss) income	1,221	2%	(1,560)	(4)%
Other expense	(89)	—%	(162)	—%
(Loss) Income before income taxes	1,132	2%	(1,722)	(4)%
Income tax (benefit) expense	346	1%	(610)	(1)%
Net income (loss)	$786	1%	$(1,112)	(3)%

Revenues

     Our revenues increased by $11.5 million to $50.8 million for the six months ended March 31, 2016 as compared $39.3 million of revenues for the the six months ended March 31, 2015. The revenue from our HPP and TS segments increased by $0.9 million and $10.6 million, respectively. The $10.6 million increase in our TS segment revenue resulted from increases of $8.8 million, $0.9 million and $0.8 million in our divisions located in the U.S., Germany, and the U.K., respectively.

HPP segment revenue change by product line was as follows for the six months ended March 31, 2016 and 2015:

	(Dollar amounts in Thousands)		Increase (decrease)
	2016	2015	$	%
Products	$4,811	$4,979	$(168)	(3)%
Services	1,464	360	1,104	307%
Total	$6,275	$5,339	$936	18%

The increase in HPP services revenues for the six months ended March 31, 2016 compared to the six months ended March 31, 2015 was the result of recognizing approximately $1.1 million of royalties related to the equivalent number of high-speed processing boards used in one and one half aircraft during the six months ended March 31, 2016 as compared to $0.1 million of royalty revenues for the six month period ended March 31, 2015. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in four planes during the third and fourth quarters of fiscal year 2016.

TS segment revenue change by product line was as follows for the six months ended March 31, 2016 and 2015:

	(Dollar amounts in Thousands)		Increase
	2016	2015	$	%
Products	$33,164	$24,869	$8,295	33%
Services	11,376	9,099	2,277	25%
Total	$44,540	$33,968	$10,572	31%

The increase in TS segment revenues, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015 was the result of increases of $0.9 million, $0.8 million and $8.8 million in our German, U.K. and U.S. divisions, respectively. The increases in TS segment product revenues of $8.1 million and $0.9 million from our U.S. and U.K.

divisions, respectively was partially offset by a decrease of $0.6 million in our German division over the comparable period in 2015. The increase in services revenue resulted from increases of $1.6 million and $0.7 million in Germany and the U.S., respectively.

Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the six months ended March 31, 2016 and 2015:

	For the six Months Ended March 31,				Increase
	2016	%	2015	%	$	%
	(Dollars in thousands)
Americas	$33,180	65%	$24,165	61%	$9,015	37%
Europe	15,505	31%	14,105	36%	1,400	10%
Asia	2,130	4%	1,037	3%	1,093	105%
Totals	$50,815	100%	$39,307	100%	$11,508	29%

Gross Margins

     Our gross margin increased by $3.5 million or 3% of revenues to $11.5 million for the six months ended March 31, 2016 as compared to a gross margin of $8.0 million for the for the six months ended March 31, 2015 as follows:

	2016		2015		Increase
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$3,491	56%	$2,498	47%	$993	9%
TS	8,032	18%	5,500	16%	2,532	2%
Total	$11,523	23%	$7,998	20%	$3,525	3%

The impact of product mix within our HPP segment on gross margin for the six months ended March 31 was as follows:

	2016		2015		Increase
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$2,103	44%	$2,180	44%	$(77)	—%
Services	1,388	95%	318	88%	1,070	7%
Total	$3,491	56%	$2,498	47%	$993	9%

The overall HPP segment gross margin as a percentage of sales increased to 56% for the six month period ended March 31, 2016 as compared to 47% for the six month period ended March 31, 2015. The 9% increase in gross margin as a percentage of sales for product sales in the HPP segment was primarily attributed to a favorable mix of higher margin service revenues in the HPP segment during the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. In particular, the increase in our HPP segment gross margins is primarily attributed to recognizing approximately $1.1 million of royalties related to the equivalent number of high-speed processing boards used in one and one half aircraft during the six months ended March 31, 2016 as compared to $0.1 million of royalty revenues for the six month period ended March 31, 2015.

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2016 and 2015 was as follows:

($ in thousands)	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollars in thousands)
Products	$4,582	14%	$3,155	13%	$1,427	1%
Services	3,450	30%	2,345	26%	1,105	4%
Total	$8,032	18%	$5,500	16%	$2,532	2%

     The gross margin as a percentage of sales for TS segment product revenues increased slightly for the six months ended March 31, 2016 as compared to the prior year period and the increase in services margins as a percentage of sales is primarily attributed to our German division. The improvement in gross margins for our German division is attributed to a favorable mix of service projects and improved utilization of our internal engineering staff that delivers those services.

Engineering and Development Expenses

The engineering and development expenses decreased by $0.1 million to $1.6 million for the six months ended March 31, 2016 as compared to $1.7 million for the six months ended March 31, 2015. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new Myricom products.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the six months ended March 31, 2016 and 2015:

	For the six Months Ended March 31,
	2016	% of Total	2015	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$2,826	32%	$2,323	29%	$503	22%
TS segment	5,887	68%	5,556	71%	331	6%
Total	$8,713	100%	$7,879	100%	$834	11%

The $0.5 million or 22% of increased HPP segment expenses is primarily attributed to higher commissions on the sale of Myricom products and increases in other variable compensation expense. The $0.3 million or 6% increase of increased TS segment expenses is attributed to higher commissions and variable compensation costs for the TS-US division partially offset by the lower sales and marketing costs for our German and U.K. divisions resulting from a restructuring of personnel and compensation plans.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2016 and 2015:

	For the six months ended,
	March 31, 2016	March 31, 2015	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(43)	$(42)	$(1)
Interest income	2	4	(2)
Foreign exchange loss	(63)	(129)	66
Other income, net	15	5	10
Total other expense, net	$(89)	$(162)	$73

The decrease in the foreign exchange loss for the six month period ended March 31, 2016 as compared to the six month period ended March 31, 2015 was primarily driven by a decrease of approximately $0.1 million in losses on foreign currency holdings in the current period as compared to a year earlier.

Income Taxes

For the six months ended March 31, 2016, the Company recognized an income tax expense of $346,000, which is primarily related to profits of $991,000 in Germany and a profit in the U.S. of $61,000. The UK had a profit of $79,000 for the six month period, but no tax expense was recorded due to pension contributions. The Company tax rate for the six month period was 31%.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $1.2 million to $10.0 million as of March 31, 2016 from $11.2 million as of September 30, 2015.

Significant sources of cash for the six months ended March 31, 2016 included net income of approximately $0.8 million, and increases of $1.5 million and $0.3 million in accounts payable and accrued expenses and income taxes payable, respectively, and a decrease of $0.7 million in inventory.

Significant uses of cash for the six months ended March 31, 2016 included an increase in accounts receivable of approximately $3.0 million, and a decrease in deferred revenue of approximately $0.7 million and dividends paid of approximately $0.8 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $3.9 million as of March 31, 2016 as compared to $3.3 million as of September 30, 2015. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 below had been remediated by the changes we made in response to that material weakness.

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

Changes in Internal Controls over Financial Reporting

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. During the twelve months ended September 30, 2015, management took additional action to upgrade our international accounting staff and improve accounting operations in our European divisions and continued to assess the effectiveness of changes described above during the six months ended, March 31, 2016.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2016, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 13, 2016	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: May 13, 2016	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, (b) our Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2016 (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith