Form 10-Q
period 2016-06-30
CSP INC /MA/
filed 2016-08-19
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 15, 2016, the registrant had 3,810,237 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,590	$11,181
Accounts receivable, net of allowances of $289 and $331	19,896	18,468
Unbilled accounts receivable	657	1,420
Inventories, net	5,615	5,749
Refundable income taxes	—	43
Deferred income taxes	1,383	1,337
Other current assets	2,279	1,884
Total current assets	41,420	40,082
Property, equipment and improvements, net	1,578	1,564

Other assets:
Intangibles, net	319	416
Deferred income taxes	1,660	1,687
Cash surrender value of life insurance	3,303	3,064
Other assets	119	183
Total other assets	5,401	5,350
Total assets	$48,399	$46,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,954	$13,776
Deferred revenue	3,610	2,931
Pension and retirement plans	732	675
Income taxes payable	840	—
Total current liabilities	18,136	17,382
Pension and retirement plans	9,343	10,009
Other long term liabilities	20	15
Total liabilities	27,499	27,406

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,788 and 3,688 shares, respectively	38	37
Additional paid-in capital	12,621	12,249
Retained earnings	16,482	15,689
Accumulated other comprehensive loss	(8,241)	(8,385)
Total shareholders’ equity	20,900	19,590
Total liabilities and shareholders’ equity	$48,399	$46,996

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales:
Product	$20,345	$15,696	$58,320	$45,544
Services	6,567	6,591	19,407	16,050
Total sales	26,912	22,287	77,727	61,594

Cost of sales:
Product	16,460	13,461	47,750	37,974
Services	3,247	3,560	11,249	10,356
Total cost of sales	19,707	17,021	58,999	48,330

Gross profit	7,205	5,266	18,728	13,264

Operating expenses:
Engineering and development	779	626	2,368	2,305
Selling, general and administrative	4,573	3,945	13,286	11,824
Total operating expenses	5,352	4,571	15,654	14,129

Operating income (loss)	1,853	695	3,074	(865)

Other expense:
Foreign exchange loss	(55)	(87)	(118)	(216)
Other expense, net	(21)	(26)	(47)	(59)
Total other expense	(76)	(113)	(165)	(275)
Income (loss) before income taxes	1,777	582	2,909	(1,140)
Income tax expense (benefit)	520	333	866	(277)
Net income (loss)	$1,257	$249	$2,043	$(863)
Net income (loss) attributable to common stockholders	$1,198	$240	$1,959	$(863)
Net income (loss) per share – basic	$0.33	$0.07	$0.54	$(0.25)
Weighted average shares outstanding – basic	3,618	3,540	3,599	3,522
Net income (loss) per share – diluted	$0.32	$0.07	$0.52	$(0.25)
Weighted average shares outstanding – diluted	3,743	3,633	3,733	3,522

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income (loss)	$1,257	$249	$2,043	$(863)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	21	29	144	(88)
Other comprehensive income (loss)	21	29	144	(88)
Total comprehensive income (loss)	$1,278	$278	$2,187	$(951)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2016:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2015	3,688	$37	$12,249	$15,689	$(8,385)	$19,590
Net Income	—	—	—	2,043	—	2,043
Other comprehensive income	—	—	—	—	144	144
Stock-based compensation	—	—	300	—	—	300
Restricted stock cancellation	(19)	—	—	—	—	—
Restricted stock issuance	105	1	—	—	—	1
Issuance of shares under employee stock purchase plan	14	—	72	—	—	72
Cash dividends on common stock ($0.33 per share)	—	—	—	(1,250)	—	(1,250)
Balance as of June 30, 2016	3,788	$38	$12,621	$16,482	$(8,241)	$20,900

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2016	June 30, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,043	$(863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	445	385
Amortization of intangibles	97	97
Loss on sale of fixed assets, net	23	54
Foreign exchange loss	118	216
Non-cash changes in accounts receivable	103	(4)
Non-cash changes in inventory	431	240
Stock-based compensation expense on stock options and restricted stock awards	300	285
Deferred income taxes	(22)	27
Increase in cash surrender value of life insurance	(78)	(59)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,017)	(5,439)
Increase in inventories	(325)	(497)
(Increase) decrease in refundable income taxes	43	(187)
Increase in other current assets	(415)	(506)
(Increase) decrease in other assets	63	(119)
Increase (decrease) in accounts payable and accrued expenses	(708)	3,691
Increase (decrease) in deferred revenue	707	(619)
Decrease in pension and retirement plans liability	(124)	(58)
Increase (decrease) in income taxes payable	840	(72)
Increase (decrease) in other long term liabilities	6	(69)
Net cash provided by (used in) operating activities	2,530	(3,497)
Cash flows used in investing activities:
Life insurance premiums paid	(161)	(193)
Purchases of property, equipment and improvements	(486)	(398)
Net cash used in investing activities	(647)	(591)
Cash flows provided by (used in) financing activities:
Dividends paid	(1,250)	(1,212)
Proceeds from issuance of shares under equity compensation plans	72	105
Net cash used in financing activities	(1,178)	(1,107)
Effects of exchange rate on cash	(296)	(807)
Net increase (decrease) in cash and cash equivalents	409	(6,002)
Cash and cash equivalents, beginning of period	11,181	16,448
Cash and cash equivalents, end of period	$11,590	$10,446
Supplementary cash flow information:
Cash paid for income taxes	$37	$72
Cash paid for interest	$85	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Amounts in thousands except per share data)
Net income (loss)	$1,257	$249	$2,043	$(863)
Less: net income (loss) attributable to nonvested common stock	59	9	84	—
Net income (loss) attributable to common stockholders	$1,198	$240	$1,959	$(863)

Weighted average total shares outstanding – basic	3,797	3,674	3,754	3,522
Less: weighted average non-vested shares outstanding	179	134	155	—
Weighted average number of common shares outstanding – basic	3,618	3,540	3,599	3,522
Potential common shares from non-vested stock awards and the assumed exercise of stock options	125	93	134	—
Weighted average common shares outstanding – diluted	3,743	3,633	3,733	3,522

Net income (loss) per share – basic	$0.33	$0.07	$0.54	$(0.25)
Net income (loss) per share – diluted	$0.32	$0.07	$0.52	$(0.25)

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the nine months ended June 30, 2016 and 2015, 31,000 and 28,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 130,000 shares subject to non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the nine months ended June 30, 2015 and their inclusion would have been anti-dilutive. For the three months ended June 30, 2016 and 2015, 30,000 and 12,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value.

4.    Inventories

Inventories consist of the following:

	June 30, 2016	September 30, 2015
	(Amounts in thousands)
Raw materials	$1,459	$1,788
Work-in-process	528	387
Finished goods	3,628	3,574
Total	$5,615	$5,749

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.1 million as of June 30, 2016 and September 30, 2015.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $4.5 million and $4.1 million as of June 30, 2016 and September 30, 2015, respectively.

5.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30, 2016	September 30, 2015
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,681)	$(2,825)
Cumulative unrealized loss on pension liability	(5,560)	(5,560)
Accumulated other comprehensive loss	$(8,241)	$(8,385)

6.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2015 and 2014 and for the nine months ended June 30, 2016.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$9	$—	$9	$13	$—	$13
Interest cost	146	11	157	157	13	170
Expected return on plan assets	(92)	—	(92)	(105)	—	(105)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	44	(1)	43	49	(1)	48
Net periodic benefit cost	$107	$10	$117	$114	$12	$126

Post Retirement:
Service cost	$—	$7	$7	$—	$9	$9
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	(21)	(21)	—	(13)	(13)
Net periodic cost (benefit)	$—	$(3)	$(3)	$—	$7	$7

	For the Nine Months Ended June 30,
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$27	$—	$27	$42	$—	$42
Interest cost	442	32	474	476	39	515
Expected return on plan assets	(281)	—	(281)	(317)	—	(317)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	134	(3)	131	151	(2)	149
Net periodic benefit cost	$322	$29	$351	$352	$37	$389

Post Retirement:
Service cost	$—	$20	$20	$—	$26	$26
Interest cost	—	32	32	—	33	33
Amortization of net gain	—	(60)	(60)	—	(38)	(38)
Net periodic cost (benefit)	$—	$(8)	$(8)	$—	$21	$21

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2016				September 30, 2015
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$344	$344	$—	$—	$324	$324	$—	$—
Pooled Funds	7,616	—	7,616	—	8,977	—	8,977	—
Total Plan Assets	$7,960	$344	$7,616	$—	$9,301	$324	$8,977	$—

7.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three months ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$3,354	$1,074	$1,805	$14,112	$16,991	$20,345
Service	2,248	2,892	325	1,102	4,319	6,567
Total sales	5,602	3,966	2,130	15,214	21,310	26,912
Income (loss) from operations	1,585	(139)	(10)	417	268	1,853
Assets	17,486	13,306	2,641	14,966	30,913	48,399
Capital expenditures	28	30	60	23	113	141
Depreciation and amortization	59	36	39	57	132	191

2015
Sales:
Product	$1,844	$1,289	$601	$11,962	$13,852	$15,696
Service	2,085	3,535	377	594	4,506	6,591
Total sales	3,929	4,824	978	12,556	18,358	22,287
Income (loss) from operations	871	196	(558)	186	(176)	695
Assets	16,034	12,854	2,955	14,139	29,948	45,982
Capital expenditures	4	30	—	142	172	176
Depreciation and amortization	56	39	10	46	95	151

		Technology Solutions Segment
For the nine months ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$8,165	$4,365	$5,150	$40,640	$50,155	$58,320
Service	3,712	11,691	777	3,227	15,695	19,407
Total sales	11,877	16,056	5,927	43,867	65,850	77,727
Income (loss) from operations	661	1,042	(58)	1,429	2,413	3,074
Assets	17,486	13,306	2,641	14,966	30,913	48,399
Capital expenditures	193	149	93	51	293	486
Depreciation and amortization	176	118	77	171	366	542

2015
Sales:
Product	$6,823	$5,229	$3,062	$30,430	$38,721	$45,544
Service	2,445	10,753	873	1,979	13,605	16,050
Total sales	9,268	15,982	3,935	32,409	52,326	61,594
Income (loss) from operations	(633)	445	(583)	(94)	(232)	(865)
Assets	16,034	12,854	2,955	14,139	29,948	45,982
Capital expenditures	50	205	1	142	348	398
Depreciation and amortization	187	130	27	138	295	482

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine months ended June 30, 2016, and 2015.

	For the three months ended June 30,				For the nine months ended June 30,
	2016		2015		2016		2015
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$3.6	13%	$4.4	20%	$12.0	15%	$9.1	15%
Customer B	$3.1	11%	$2.9	13%	$10.7	14%	$9.5	15%
Customer C	$2.8	10%	$1.9	9%	$4.5	6%	$2.2	4%

In addition, accounts receivable from Customer A totaled approximately $2.9 million, or 14%, and approximately $1.1 million, or 6%, of total consolidated accounts receivable as of June 30, 2016 and September 30, 2015, respectively. Accounts receivable from Customer B totaled approximately $2.8 million, or 14%, and approximately $7.9 million, or 39%, of total consolidated accounts receivable as of June 30, 2016 and September 30, 2015, respectively. Accounts receivable from Customer C totaled approximately $1.0 million, or 5%, and approximately $0.8 million, or 4%, of total consolidated accounts receivable as of June 30, 2016 and September 30, 2015, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of June 30, 2016. No other customers accounted for 10% or more of total consolidated accounts receivable as of June 30, 2016 or September 30, 2015.

8.    Dividends

On May 11, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2016 to shareholders of record as of May 27, 2016, the record date.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has not yet assessed the potential impact of implementing this ASU on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This updated Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has not yet assessed the potential impact of implementing this ASU on our consolidated financial statements.
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

Results of Operations

Overview of the three months ended June 30, 2016

     Our revenue increased by approximately $4.6 million, or 21%, to $26.9 million for the three months ended June 30, 2016 as compared to $22.3 million for the three months ended June 30, 2015. The increase in revenue is the result of increases of $3.0 million and $1.7 million in our TS and HPP segments, respectively. Our gross profit margin percentage increased overall from 24% of revenues for the three months ended June 30, 2015 to 27% for the three months ended June 30, 2016. The 3% increase in our gross margin percentage is attributed to gross margin increases in both our HPP and TS segments. The increase in our HPP segment gross margin percentage is primarily the result of a favorable mix of high margin Multicomputer product revenues in the three months ended June 30, 2016 as compared to the same period in 2015. The increase in our TS segment gross margin percentage is due to higher margins on product revenues delivered by our U.S. division. Operating income increased by $1.2 million to $1.9 million for the three month period ended June 30, 2016 as compared to operating income of $0.7 million for the three month period ended June 30, 2015 as a result of a $2.0 million increase in gross profit, which was partially offset by $0.8 million of higher operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	June 30, 2016	% of sales	June 30, 2015	% of sales
	(Dollar amounts in thousands)
Sales	$26,912	100%	$22,287	100%
Costs and expenses:
Cost of sales	19,707	73%	17,021	76%
Engineering and development	779	3%	626	3%
Selling, general and administrative	4,573	17%	3,945	18%
Total costs and expenses	25,059	93%	21,592	97%
Operating income	1,853	7%	695	3%
Other expense	(76)	—%	(113)	(1)%
Income before income taxes	1,777	7%	582	2%
Income tax expense	520	2%	333	2%
Net income	$1,257	5%	$249	—%

Revenues

     Our revenues increased by approximately $4.6 million to $26.9 million for the three months ended June 30, 2016 as compared to $22.3 million of revenues for the three months ended June 30, 2015. The TS segment revenue increased by $3.0 million and the HPP segment revenue increased by $1.7 million.

HPP segment revenue change by product line was as follows for the three months ended June 30, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$3,354	$1,844	$1,510	82%
Services	2,248	2,085	163	8%
Total	$5,602	$3,929	$1,673	43%

The increase in HPP services revenues is primarily attributed to an increase in royalties on high-speed processing boards shipped for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in product revenues is primarily attributed to higher Multicomputer product line sales to domestic and foreign defense contractors for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in one aircraft during the fourth quarter of fiscal year 2016, which ends September 30, 2016.

TS segment revenue change by product line was as follows for the three months ended June 30, 2016 and 2015:

			Increase (decrease)
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$16,991	$13,852	$3,139	23%
Services	4,319	4,506	(187)	(4)%
Total	$21,310	$18,358	$2,952	16%

The $3.0 million increase in TS segment revenues during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, was the result of increases of $2.7 million and $1.2 million, in our divisions located in the U.S. and the U.K., respectively, that was partially offset by a decrease of $0.9 million in our German division. Product revenues increased by approximately $2.2 million and $1.2 million in our U.S. and U.K. divisions, respectively, partially offset by a $0.2 million decrease in product revenue at our German division. Services revenues decreases at our German and U.K. divisions of $0.6 million and $0.1 million, respectively, were partially offset by an increase in our U.S. division of $0.5 million.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the three months ended June 30, 2016 and June 30, 2015:

					Increase
	2016	%	2015	%	$	%
	(Dollar amounts in thousands)
Americas	$19,689	73%	$16,129	72%	$3,560	22%
Europe	6,464	24%	6,032	27%	432	7%
Asia	759	3%	126	1%	633	502%
Totals	$26,912	100%	$22,287	100%	$4,625	21%

Gross Margins

     Our gross margin ("GM") increased by $1.9 million, or 3% of revenues, to $7.2 million for the three months ended June 30, 2016 as compared to a gross margin of $5.3 million for the three months ended June 30, 2015 as follows:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$3,885	69%	$2,640	67%	$1,245	2%
TS	3,320	16%	2,626	14%	694	2%
Total	$7,205	27%	$5,266	24%	$1,939	3%

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,650	49%	$571	31%	$1,079	18%
Services	2,235	99%	2,069	99%	166	—%
Total	$3,885	69%	$2,640	67%	$1,245	2%

The overall HPP segment gross margin as a percentage of sales increased to 69% for the three month period ended June 30, 2016 as compared to 67% for the three month period ended June 30, 2015. The 2% increase in gross margin as a percentage of sales for product sales in the HPP segment was primarily attributed to a favorable mix of high margin Multicomputer product revenues in the HPP segment during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$2,235	13%	$1,664	12%	$571	1%
Services	1,085	25%	962	21%	123	4%
Total	$3,320	16%	$2,626	14%	$694	2%

     The overall TS segment gross margin as a percentage of sales increased to 16% for the three month period ended June 30, 2016 as compared to 14% for the three month period ended June 30, 2015. The gross margin increase on product revenues is primarily attributed to the U.S. division, which recognized the benefit of several large orders with above average margins that are considered to be favorable one-time events. The gross margin increase in service margins as a percentage of sales is primarily attributed to a $0.3 million improvement in our U.K. division for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015. The improvement in our U.K. division is attributed to losses recognized in the three month period ended June 30, 2015.

Engineering and Development Expenses

The engineering and development expenses incurred primarily by our HPP segment were $0.8 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. The current year expenses are primarily for Myricom product engineering expenses incurred in connection with the development of new Myricom products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2016 and 2015:

	For the three months ended June 30,
	2016	% of Total	2015	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,521	33%	$1,197	30%	$324	27%
TS segment	3,052	67%	2,748	70%	304	11%
Total	$4,573	100%	$3,945	100%	$628	16%

SG&A expenses increased by $0.6 million, or 16%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in HPP segment expenses is primarily attributed to increases in variable compensation costs, consulting fees and personnel costs partially offset by lower travel and commissions costs. The TS segment expense increase of $0.3 million is the result of an increase in our U.S. division of $0.6 million, partially offset by decreases in the U.K. and Germany of $0.2 million and $0.1 million, respectively. The increase in our U.S. division is primarily attributed to commissions on higher sales and increases in variable compensation.

Other Income/Expenses

The following table details our other income (expense) for the three months ended June 30, 2016 and 2015:

	For the three months ended,
	June 30, 2016	June 30, 2015	Increase
	(Amounts in thousands)
Interest expense	$(22)	$(26)	$4
Interest income	1	1	—
Foreign exchange gain (loss)	(55)	(87)	32
Other expense, net	—	(1)	1
Total other income (expense), net	$(76)	$(113)	$37

Other income (expense) was relatively flat for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Income Taxes

For the three months ended June 30, 2016, the Company recognized an income tax expense of $0.5 million, which is primarily due to increased profit in the U.S. of $2.1 million, partially offset by a loss in Germany of $0.2 million. There was a profit of $0.03 million in the U.K., but we had no tax expense for the quarter due to pension contributions. The Company's tax rate was 29% for the quarter ended June 30, 2016.

Overview of the nine months ended June 30, 2016

Our revenue increased by approximately $16.1 million, or 26%, to $77.7 million for the nine months ended June 30, 2016 as compared to $61.6 million for the nine months ended June 30, 2015. Revenues increased by $13.5 million and $2.6 million in our TS and HPP segments, respectively. We recognized approximately $3.2 million of royalties related to the equivalent number of high-speed processing boards used in five aircraft during the nine months ended June 30, 2016 as compared $2.0 million of royalty revenues for the nine month period ended June 30, 2015, and revenues in our TS segment increased by $13.5 million on increases of $11.4 million and $2.1 million in product and service revenues, respectively, in the nine months ended June 30, 2016. Our gross profit margin percentage increased overall, from 22% of revenues for the nine months ended June 30, 2015, to 24% for the nine months ended June 30, 2016. Our operating income increased by approximately $3.9 million to $3.1 million for the nine month period ended June 30, 2016 as compared to a $0.9 million operating loss for the nine months ended June 30, 2015 as a result of a higher gross profit.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended:

	June 30, 2016	% of sales	June 30, 2015	% of sales
	(Dollar amounts in thousands)
Sales	$77,727	100%	$61,594	100%
Costs and expenses:
Cost of sales	58,999	76%	48,330	78%
Engineering and development	2,368	3%	2,305	4%
Selling, general and administrative	13,286	17%	11,824	19%
Total costs and expenses	74,653	96%	62,459	101%
Operating income (loss)	3,074	4%	(865)	(1)%
Other expense	(165)	—%	(275)	—%
Income (loss) before income taxes	2,909	4%	(1,140)	(1)%
Income tax (benefit) expense	866	1%	(277)	—%
Net income (loss)	$2,043	3%	$(863)	(1)%

Revenues

     Our revenues increased by $16.1 million to $77.7 million for the nine months ended June 30, 2016 as compared $61.6 million of revenues for the nine months ended June 30, 2015. The revenue from our HPP and TS segments increased by $2.6 million and $13.5 million, respectively. The $13.5 million increase in our TS segment revenue resulted from increases of $11.5 million, $0.1 million and $2.0 million in our divisions located in the U.S., Germany, and the U.K., respectively.

HPP segment revenue change by product line was as follows for the nine months ended June 30, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$8,165	$6,823	$1,342	20%
Services	3,712	2,445	1,267	52%
Total	$11,877	$9,268	$2,609	28%

The increase in HPP services revenues for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 was the result of recognizing approximately $3.2 million of royalties related to the equivalent number of high-speed processing boards used in five aircraft during the nine months ended June 30, 2016 as compared to $2.0 million of royalty revenues for the nine month period ended June 30, 2015. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in one aircraft during the fourth quarter of fiscal year 2016, which ends September 30, 2016. The increase in HPP product revenues for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 was primarily the result of a $1.2 million increase in Multicomputer shipments to government entities.

TS segment revenue change by product line was as follows for the nine months ended June 30, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$50,155	$38,721	$11,434	30%
Services	15,695	13,605	2,090	15%
Total	$65,850	$52,326	$13,524	26%

The increase in TS segment revenues for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 was the result of increases of $0.1 million, $2.0 million and $11.5 million in our German, U.K. and U.S. divisions, respectively. The increases were primarily the result of $10.2 million and $2.1 million in increased product revenues from our U.S. and U.K. divisions, respectively, and increased service revenues of $0.9 million and $1.2 million in the German and U.S. divisions, respectively, which were partially offset by a $0.9 million decrease in German product revenues.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the nine months ended June 30, 2016 and 2015:

	For the nine Months Ended June 30,				Increase
	2016	%	2015	%	$	%
	(Dollars in thousands)
Americas	$52,869	68%	$40,294	65%	$12,575	31%
Europe	21,969	28%	20,137	33%	1,832	9%
Asia	2,889	4%	1,163	2%	1,726	148%
Totals	$77,727	100%	$61,594	100%	$16,133	26%

Gross Margins

     Our gross margin increased by $5.5 million, or 2% of revenues, to $18.7 million for the nine months ended June 30, 2016 as compared to a gross margin of $13.3 million for the for the nine months ended June 30, 2015 as follows:

	2016		2015		Increase
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$7,376	62%	$5,138	55%	$2,238	7%
TS	11,352	17%	8,126	16%	3,226	1%
Total	$18,728	24%	$13,264	22%	$5,464	2%

The impact of product mix within our HPP segment on gross margin was as follows for the nine months ended June 30, 2016 and 2015:

	2016		2015		Increase
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$3,753	46%	$2,751	40%	$1,002	6%
Services	3,623	98%	2,387	98%	1,236	—%
Total	$7,376	62%	$5,138	55%	$2,238	7%

The overall HPP segment gross margin as a percentage of sales increased to 62% for the nine month period ended June 30, 2016 as compared to 55% for the nine month period ended June 30, 2015. The 7% increase in gross margin as a percentage of sales for product sales in the HPP segment was primarily attributed to an increase in Multicomputer product revenues during the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015.

The impact of product mix within our TS segment on gross margin was as follows for the nine months ended June 30, 2016 and 2015:

	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$6,817	14%	$4,819	12%	$1,998	2%
Services	4,535	29%	3,307	24%	1,228	5%
Total	$11,352	17%	$8,126	16%	$3,226	1%

     The gross margin as a percentage of sales for TS segment product revenues increased by 2% for the nine months ended June 30, 2016 as compared to the prior year period as a result of an increase in higher gross margin sales for our U.S. division and a decrease of relatively lower gross margin sales for our German division. The increase of gross margin as a percentage of services sales is the result of an increase in high margin sales for our U.S. division and for our U.K. division the increase is primarily attributed to the elimination of cost overruns on fixed price contracts as experienced during the first nine months of fiscal 2015 year as well as improved utilization of engineering overhead.

Engineering and Development Expenses

Engineering and development expenses increased by $0.1 million to $2.4 million for the nine months ended June 30, 2016 as compared to $2.3 million for the nine months ended June 30, 2015. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new Myricom products.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the nine months ended June 30, 2016 and 2015:

	For the nine Months Ended June 30,
	2016	% of Total	2015	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$4,347	33%	$3,520	30%	$827	23%
TS segment	8,939	67%	8,304	70%	635	8%
Total	$13,286	100%	$11,824	100%	$1,462	12%

SG&A expenses increased by $1.5 million, or 12%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The $0.8 million, or 23%, increase in HPP segment expenses is primarily attributed to increases in variable compensation costs, consulting fees, personnel cost and audit fees, partially offset by lower legal costs. The $0.6 million, or 8%, increase in TS segment expenses is attributed to higher commissions and variable compensation costs for the U.S. division partially offset by the lower personnel costs for our German and U.K. divisions resulting from a restructuring of personnel and compensation plans.

Other Income/Expenses

The following table details our other income (expense) for the nine months ended June 30, 2016 and 2015:

	For the nine months ended,
	June 30, 2016	June 30, 2015	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(65)	$(63)	$(2)
Interest income	4	5	(1)
Foreign exchange loss	(118)	(216)	98
Other income, net	14	(1)	15
Total other expense, net	$(165)	$(275)	$110

The decrease in the foreign exchange loss for the nine month period ended June 30, 2016 as compared to the nine month period ended June 30, 2015 was primarily driven by a decrease of approximately $0.1 million in losses on foreign currency holdings in the current period as compared to a year earlier.

Income Taxes

For the nine months ended June 30, 2016, the Company recognized an income tax expense of $0.9 million, which is primarily related to profits of $2.0 million in the U.S. and a profit in Germany of $0.8 million. The U.K. had a profit of $0.1 million for the nine month period, but no tax expense was recorded due to pension contributions. The Company's tax rate for the nine month period was 30%.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $0.4 million to $11.6 million as of June 30, 2016 from $11.2 million as of September 30, 2015.

Significant sources of cash for the nine months ended June 30, 2016 included net income of approximately $2.0 million, an increase in taxes payable of $0.8 million, and an increase in deferred revenues of $0.7 million.

Significant uses of cash for the nine months ended June 30, 2016 included dividends paid of approximately $1.3 million, an increase in accounts receivable of $1.0 million, and a decrease in accounts payable and accrued expenses of $0.7 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.8 million as of June 30, 2016 as compared to $3.3 million as of September 30, 2015. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Our chief executive officer, our chief financial officer, and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 below had been remediated by the changes we made in response to that material weakness.

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

Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated. The material weakness relates to our monitoring controls over the revenue recognition process, specifically that revenue recognition criteria has been satisfied prior to recognizing revenue, the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions and adequacy of the balance sheet reconciliations. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. During the twelve months ended September 30, 2015, management took additional action to upgrade our international accounting staff and improve accounting operations in our European divisions and continued to assess the effectiveness of changes described above during the three and nine months ended June 30, 2016.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2016, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 19, 2016	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: August 19, 2016	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, (b) our Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2016 (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith