Form 10-K
period 2016-09-30
CSP INC /MA/
filed 2017-01-13
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 000-10843

CSP Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Cabot Street, Lowell, Massachusetts 01854
(Address of principal executive offices)

(978) 954-5038
(Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 31, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $28,944,452 based on the closing sale price of $5.97 as reported on the Nasdaq Global Market.

As of December 26, 2016, we had outstanding 3,820,737 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “should,” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to be correct, and  actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in this Annual Report.

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

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of our commercial, and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security and managed services, purpose built network adapters, and high-performance cluster computer systems.

Segments

CSPI operates in two segments; High Performance Products ("HPP") and Technology Solutions ("TS").

HPP Segment

•
The HPP segment revenues have two distinct product lines: (i) our Multicomputer product portfolio of computing systems for digital signal processing ("DSP") applications within the defense market and (ii) our Myricom product line of network Ethernet adapters that are offered to both commercial and government customers.

•
Our Multicomputer revenue flows from a modest number of existing high-value customers that support the deployment and maintenance of systems utilized by domestic and foreign government entities. During fiscal 2015, the Company determined to no longer design and develop new systems for the defense market and is not expected to participate in next generation of defense systems and applications. Instead, the Company will focus on servicing the existing product line. As a result, the revenue from these products as a percentage of overall Company revenue is expected to decline over time as we focus on the growth of our Myricom products and TS Segment product line.

•
Our Myricom product portfolio derives its revenues from a line of network Ethernet adapters purchased by a wide range of customers in three specialized markets: (i) packet capture, (ii) financial transactions and (iii) the storage interconnect market. Our primary customers in the packet capture market include government agencies that want the ability to capture, inject, and analyze network traffic at line rate, and original equipment manufacturers ("OEM") selling into vendors of computer security appliances. Our customers in the financial transactions market include banks, brokerages, and other trading firms looking for low latency adapters with value-added features specifically tied to market data feeds. Our storage interconnect market customers are primarily in the film industry using our adapters for film editing.

TS Segment

•	The TS segment consists of our wholly-owned Modcomp subsidiary, which operates in the United States, Germany and the United Kingdom.

•
The TS segment generates product revenues by reselling third-party computer hardware and software as a value added reseller (“VAR”). The TS segment generates service revenues by the delivery of integration services for complex IT environments, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services ("MSP") that primarily serve the small and mid-sized business market ("SMB").

•
Third party products and professional services are marketed and sold through the Company's direct sales force into a variety of vertical markets, including; automotive; defense; health care; education; federal, state and local government; and maritime.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2016 and 2015. Additional segment and geographical information is set forth in Note 14 to our financial statements.

Segment	2016	%	2015	%
	(Dollar amounts in thousands)
HPP	$16,342	16%	$13,948	16%
TS	87,025	84%	75,358	84%
Total Sales	$103,367	100%	$89,306	100%

HPP Segment

Products and Services

In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized networking and signal processing.

Our DSP product line (also referred to as the "Multicomputer" product portfolio) utilizes commercially available, industry standard compliant hardware components and open source software to deliver high-performance, high density and low power consuming computer solutions to our customers. These systems incorporate tens to hundreds of processors, interconnected by a high-bandwidth network. They are specifically designed for analysis of complex signals and images in real-time or in modeling and simulations. CSPI's experience in processing density, large memory subsystems, high-bandwidth networking components, optimized signal processing libraries, and specialized algorithms facilitates use of these DSP products in the military/defense markets.

Our Ethernet adapters and solutions product line (also referred to as the “Myricom" product line) consists of high performance 10 Gigabit ("10G") Ethernet adapters and application software specialized for vertical markets. By optimizing latency, throughput and cost, these solutions address the requirements of applications in the packet capture, financial transaction, broadcast video and media markets.

Products

Our Multicomputer product portfolio includes the 2000 SERIES VME and 3000 SERIES VXS systems. The 2000 SERIES products, with PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect are in deployment by customers in the aerospace, commercial and defense markets. The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, targets high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. The HPP segment continues to ship existing products to its customer base and support an installed base of DSP systems.

Our Myricom product line includes10G Ethernet adapters and associated network adapter software for Linux, Windows, Mac OS X and VMware ESX that we acquired through an asset purchase on November 4, 2013. The acquired line of network 10GBASE-T adapters, marketed under the name Myricom ARC Series, continue to meet the critical requirements of performance, multi-platform compatibility, software vendor approval, and maturity required in the media and entertainment market. ARC Series adapters are a preferred choice for media editors as they have been tested and qualified for use with the Avid® MediaCentral™ Platform and similar software packages popular among media editors. Our latest generation of ARC Series adapters is based on FPGA technology and purpose built for complex and demanding applications including automated trading and network monitoring. We introduced The ARC Series with DBL™ (“DBL”) to the market during fiscal 2015. DBL offers the ultra-low latency requirements of the high frequency trading market. However, adoption of the ARC Series with DBL product line was less than expected with limited success in Windows operating system environments. As a result, we have shifted R&D resources to accelerate the introduction of our new ARC Series with Sniffer10G software (“Sniffer 10G”) which is expected to be introduced to the packet capture market during fiscal 2017. Likely customers include enterprise and government customers seeking the ability to perform thorough inspection of the network traffic to provide better detection of cyber threats enabled by 100% lossless packet capture and packet injection required for network surveillance, including lawful intercept; deep packet inspection for use by Intrusion Detection systems ("IDS"), forensic tools and denial-of-service ("DDoS") defense applications .

Royalties

    We license the design of certain of our 2000 SERIES computer processor boards and switched interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that the licensee produces that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

We have discontinued the design and development of new systems for the defense market and do not expect to participate in the next generation of defense systems and applications. Our focus for fiscal 2017 and beyond is to continue our support of established products and existing system deployments made by government entities with support requirements that often extend beyond twenty years.

Financial Transactions Market

Myricom network adapters with DBL application software address the need for the ultra-low latency required in the world of financial trading. Running DBL on ARC Series extreme performance network adapters provides unmatched acceleration for 10G Ethernet environments, with benchmarked application-to-application latency in the single digit microseconds for Linux and Microsoft Windows operating systems.

Packet Capture Market

Myricom Sniffer10G software, running on ARC Series Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low host-CPU overhead. Sniffer 10G serves the following market segments: network surveillance, monitoring and analysis; test, measurement and packet generation; deep packet inspection (DPI); and as a critical technology component within Intrusion Detection Systems ("IDS"), forensic tools and distributed denial-of-service (DDoS) defense appliances.

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

Competition

The markets for our HPP segment are very competitive. Customer requirements coupled with advances in technology drive our efforts to continuously improve existing products and develop new ones outside the defense market. Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete as a provider of high-performance products and solutions.

Our primary direct competitors for the Myricom products are Solarflare and Intel. In specific application areas we also compete with Napatech and Accolade Technology for the packet processing business; Small Tree, ATTO, and Chelsio in the content creation/post production markets; and Mellanox in the financial services arena. Intel solutions will remain attractive to customers in markets that require the lowest price and whose needs are met by commodity hardware adapters. Myricom network adapters offer enhanced features, such as support for kernel bypass technologies, 100% lossless packet capture, as well as precision time stamping.

Manufacturing, Assembly and Testing

Currently, all Multicomputer systems are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third party vendors.

Upon our receipt of material and components from outside suppliers, our quality assurance technicians inspect these products and components. During manufacture and assembly, both sub-assemblies and completed systems are subjected to extensive testing, including burn-in and environmental stress screening designed to minimize equipment failure at delivery and over the useful service life of the system. We also use diagnostic programs to detect and isolate potential component failures. A comprehensive log is maintained of past failures to monitor the ongoing reliability of our products and improve design standards.

Currently, Myricom products are shipped to our customers directly from our plant in Lowell, Massachusetts. Our network adapters are designed by us and fabricated by outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

We provide a warranty covering defects arising from the sale of Multicomputer and Myricom products, which varies from 90 days to three years, depending upon the particular unit in question.

 Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Freescale Semiconductor, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast, we do not consider the risk of interruption of supply to be significant, therefore, we expect to meet our projected sales obligations over the near term, because we have adequate inventory on hand and/or our current requirements can be met in the existing supply chain.

Research and Development

For the year ended September 30, 2016, our expenses for R&D were approximately $3.0 million compared to approximately $2.8 million for fiscal year 2015. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2016 involved enhancements to our Myricom products, in which we expect to continue to make investments related to the development of new hardware adapter products and the software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by reducing latency, improving precision time stamping capabilities, and adding features, such as enhanced arbitration, to deliver products fine-tuned to meet the needs of our markets.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We do not own any material patent rights.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $4.9 million at September 30, 2016 as compared to $1.6 million at September 30, 2015. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship within the next twelve months from September 30, 2016.

 TS Segment

Products and Services

Integration Solutions

In the TS segment, we focus on VAR integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution to install the system at the customer site and to offer high value IT consulting services to deliver solutions.

Third-Party Hardware and Software

Our wholly-owned subsidiary, Modcomp, sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HP, Cisco Systems, IBM, Juniper Networks, Dell, Citrix, Dell EMC, Intel, VMWare, Fortinet, nCircle, Microsoft, Arcsight and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMBs and LEB customers across all industries.

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

•
Virtualization. We help our customers implement virtualization solutions using products from companies such as VMWare and Citrix that allow one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments. Virtualization eliminates physical and geographical limitations and enables users to host multiple operating systems and applications on fewer servers. Benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery.

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

•	Managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.

•	Maintenance and technical support for third-party products including hardware and software, operating system and user support.

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

Competition

Our primary competition in the TS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, MoreDirect, Dimension Data, Bechtle AG, Presidio and Computacenter AG & Co oHG. In addition, we compete directly with many of the companies that manufacture the third-party products we sell, including Cisco Systems, IBM, Hewlett Packard (HP), EMC (now part of Dell) and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they also include such national competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the TS segment include procurement capability, product diversity which enables the delivery of complete and custom solutions to our customers and the strength of our key business relationships with the major IT OEMs. We also consider our ability to meet the unique and/or specialized needs of the SMB and LEB markets and our strong knowledge of the IT products that we sell to be a key competitive advantage. Our ability to provide managed services through our network operations center and the consulting integration services required to design and install the custom solutions that fit our customers' IT needs are distinct competitive advantages. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $10.9 million at September 30, 2016, as compared to $10.1 million at September 30, 2015. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2017.

Significant Customers

See Note 14 in the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2016 and 2015.

Employees

On September 30, 2016, we had approximately 185 full time equivalent employees worldwide for our consolidated operations. None of our employees is represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 14 of the notes to the consolidated financial statements.

Item 1A.	Risk Factors

If any of the risks and uncertainties set forth below actually materialize, our business, financial condition and/or results of operations could be materially and adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of its, his or her investment. The risks and uncertainties set forth below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

We depend on a small number of customers for a significant portion of our revenue and loss of any customer could significantly affect our business.

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2016, two customers accounted for approximately $32.8 million in revenue, or 32% of our total revenues for the fiscal year. A significant reduction in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

We derived 6% of our total revenue in fiscal year 2016 and 5% of our total revenue in fiscal year 2015 from the Department of Defense ("DoD") as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted.

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components. Generally, suppliers may terminate our purchase orders without cause upon 30 days' notice and may cease offering products to us upon 180 days' notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Mellanox Technologies were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

Our international operations are subject to a number of risks.
We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 31% and 34% of our total revenue for the fiscal years ended September 30, 2016 and 2015, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign subsidiaries and activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Additionally, our business could be seriously affected if changes in DoD priorities reduces the demand for our services on contracts supporting some operations and maintenance activities or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for contracts.

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

Our operating results have fluctuated widely on a quarterly and annual basis during the last several years and we expect to experience significant fluctuations in future operating results. Many factors, some of which are beyond our control, have contributed to these fluctuations in the past and may continue to do so. Such factors include:

•	sales in relatively large dollar amounts to a relatively small number of customers;

•	competitive pricing programs and volume discounts;

•	loss of customers;

•	market acceptance of our products;

•	product obsolescence;

•	general economic conditions;

•	change in the mix of products sold;

•	whether or not we are able to secure design wins for significant customer systems;

•	timing of significant orders;

•	delays in completion of internal product development projects or introduction of new products;

•	delays in shipping our products;

•	delays in acceptance testing by customers;

•	production delays due to quality programs with outsourced components;

•	shortages of components;

•	timing of product line transitions;

•	uncertainty and timing of funding of governmental programs, including defense;

•	declines of revenues from previous generations of products following announcement of replacement products containing more advanced technology; and

•	fixed nature of our expenditures on personnel, facilities and marketing programs.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some periods, our operating results may be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We need to continue to expend resources on research and development ("R&D") efforts, particularly our HPP segment, to meet the needs of our customers. If we are unable to do so, our products could become less attractive to customers and our business could be materially adversely affected.

Our industry requires a continued investment in research and development (R&D). As a result of our need to maintain or increase our spending levels for R&D in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI's commitment to invest in R&D, spending as a percent of revenues may fluctuate in the future. Further, if we fail to invest sufficiently in R&D or our R&D does not produce competitive results, our products may become less attractive to our customers or potential customers, which could materially harm our business and results of operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

Our management identified an internal control material weakness as of September 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting at our foreign subsidiaries, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness is in connection with our controls over the revenue recognition process, specifically that revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our internal controls over financial reporting. As a result, we had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014. Although we have implemented changes to our internal controls over financial reporting, at this time we cannot conclude that the material weakness has been remediated.

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

In addition, the stock market in general and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. If any shareholders were to issue a lawsuit, we could incur substantial costs defending the lawsuit and the attention of management could be diverted.

Item 2.	Properties

Listed below are our principal facilities as of September 30, 2016. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Location	Principal Use	Owned or Leased	Approximate Floor Area
HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	13,515 S.F.
175 Cabot Street, Suite 210	Manufacturing, Sales,
Lowell, MA 01854	Marketing and
Administration

TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL 33442	Administration

Modular Computer Systems GmbH	Sales, Marketing, Service	Leased	11,031 S.F.
Oskar-Jager-Strasse 173/K4	and Administration
D-50825 Koln
Germany

Modcomp, Ltd.	Sales, Marketing and	Leased	2,490 S.F.
12a Oaklands Business Park, Fishponds Road	Administration
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

	2016		2015
Fiscal Year:	High	Low	High	Low
1st Quarter	$7.18	$5.28	$8.34	$6.90
2nd Quarter	6.95	5.36	7.79	6.18
3rd Quarter	9.09	5.92	7.79	6.46
4th Quarter	10.95	8.00	7.19	5.30

Stockholders.    We had approximately 78 holders of record of our common stock as of December 26, 2016. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately1,611.

Dividends.    On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to shareholders of record as of December 28, 2014, the record date. On February 11, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to shareholders of record as of February 26, 2015, the record date. On May 13, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2015 to shareholders of record as of May 29, 2015, the record date. On August 12, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 11, 2015 to shareholders of record as of August 26, 2015, the record date.

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date. On February 16, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2016 to shareholders of record as of February 26, 2016, the record date. On May 11, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2016 to shareholders of record as of May 27, 2016, the record date. On August 18, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 9, 2016 to shareholders of record as of August 31, 2016, the record date.

On December 15, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which will be paid on February 8, 2017 to shareholders of record as of January 27, 2017, the record date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion should be read in conjunction with our financial statements and the related notes included elsewhere in this filing

Overview of Fiscal 2016 Results of Operations

Revenue increased by approximately $14.1 million, or 16%, to $103.4 million for the twelve months ended September 30, 2016 versus $89.3 million for the twelve months ended September 30, 2015.

Our gross profit margin percentage increased overall, from 21% of revenues for the twelve months ended September 30, 2015 to 24% for the twelve months ended September 30, 2016.

We generated operating income of approximately $3.8 million for the fiscal year ended September 30, 2016 compared to $0.2 million of operating income for the fiscal year ended September 30, 2015.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

	September 30, 2016	% of sales	September 30, 2015	% of sales
	(Dollar amounts in thousands)
Sales	$103,367	100%	$89,306	100%
Costs and expenses:
Cost of sales	78,326	76%	70,119	79%
Engineering and development	2,984	3%	2,826	3%
Selling, general and administrative	18,256	18%	16,135	18%
Total costs and expenses	99,566	96%	89,080	100%
Operating income	3,801	4%	226	—%
Other expense, net	(201)	—%	(210)	—%
Income before income taxes	3,600	3%	16	—%
Income tax expense	996	1%	226	—%
Net income (loss)	$2,604	3%	$(210)	—%

Revenues

Revenue increased by approximately $14.1 million, or 16%, to $103.4 million for the twelve months ended September 30, 2016 versus $89.3 million for the twelve months ended September 30, 2015. Our HPP segment revenue increased by approximately $2.4 million and our TS segment revenue increased by approximately $11.7 million.

HPP segment revenue change by product line for the twelve months ended September 30 was as follows :

(Dollar amounts in thousands)			Increase
	2016	2015	$	%
Product	$11,190	$9,894	$1,296	13%
Services	5,152	4,054	1,098	27%
Total	$16,342	$13,948	$2,394	17%

The HPP segment revenue increase of $2.4 million is attributed to: (i) $0.8 million in royalties on high-speed processing boards related to production of aircraft; (ii) $1.1 million of additional part shipments to support the production of high-speed processing boards; and (iii) $0.5 million of additional Myricom product revenue.

TS segment revenue change by product line for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)			Increase
	2016	2015	$	%
Product	$66,645	$56,553	$10,092	18%
Services	20,380	18,805	1,575	8%
Total	$87,025	$75,358	$11,667	15%

The TS segment revenue increases in our U.S. and U.K. divisions of $11.7 million and $2.5 million, respectively, were partially offset by a $2.5 million decrease in revenue in our German division. The U.S. division product and service revenues increased by $10.0 million and $1.7 million, respectively, and the increase of 2.5 million in U.K. revenues is primarily attributed to product revenues. The German division revenue decrease is the result of lower product revenues.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered was as follows:

(Dollar amounts in thousands)
	For the Twelve Months Ended September 30,				Increase
	2016	%	2015	%	$	%
Americas	$71,115	69%	$58,433	66%	$12,682	22%
Europe	27,960	27%	27,848	31%	112	—%
Asia	4,292	4%	3,025	3%	1,267	42%
Totals	$103,367	100%	$89,306	100%	$14,061	16%

Gross Margins

     Our gross margins increased by $5.9 million, or 3% of revenues, to $25.0 million in fiscal year 2016 as compared to gross margins of $19.2 million in fiscal year 2015.

The following table summarizes gross margin ("GM") changes by segment for fiscal years 2016 and 2015:

(Dollar amounts in thousands)
	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$10,111	62%	$7,949	57%	$2,162	5%
TS	14,930	17%	11,238	15%	3,692	2%
Total	$25,041	24%	$19,187	21%	$5,854	3%

The impact of product mix on gross margins within our HPP segment for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)
	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$5,072	45%	$3,985	40%	$1,087	5%
Services	5,039	98%	3,964	98%	1,075	—%
Total	$10,111	62%	$7,949	57%	$2,162	5%

The increase in our HPP segment gross margins is primarily attributed to the impact of $4.3 million of royalties on high-speed processing boards for the equivalent of seven planes at approximately 100% gross margin in fiscal year 2016 as compared to $3.5 million of royalties on high-speed processing boards for the equivalent of six planes in fiscal year 2015, an increase of $1.1million in revenue at approximately 65% gross margin on product shipments and a gross margin increase of $0.7 million attributed to a favorable mix of Myricom product sales for the comparative period.

The impact of product mix within our TS segment on gross margins for the twelve months ended September 30 was as follows:

(Dollar amounts in thousands)
	2016		2015		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$9,224	14%	$6,984	12%	$2,240	2%
Services	5,706	28%	4,254	23%	1,452	5%
Total	$14,930	17%	$11,238	15%	$3,692	2%

     For fiscal year 2016 compared to fiscal year 2015, the increase in our TS segment gross margins of $3.7 million resulted from a $3.7 million increase in our U.S. division that was the result of a favorable product mix and an increase in high gross margin service revenues. An increase in product revenues recognized by our U.K. division was mostly offset by an unfavorable product mix and a decrease in product revenues recognized by our German division mostly was offset by an increase in service revenue margins, which is primarily attributed to a favorable mix of service engagements that enabled higher utilization of internal resources, creating a net neutral effect on gross margins from the foreign divisions.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the fiscal years ended September 30, 2016 and 2015:

(Dollar amounts in thousands)
	For the Year ended September 30,
	2016	% of Total	2015	% of Total	$ Increase (Decrease)	% Increase
By Operating Segment:
HPP	$2,984	100%	$2,772	98%	$212	8%
TS	—	—%	54	2%	(54)	—%
Total	$2,984	100%	$2,826	100%	$158	6%

The increase in engineering and development expenses in the HPP segment resulted from the timing of expenditures and increases in payroll related to hiring additional engineers. The fiscal year 2016 expenses are primarily for Myricom engineering expenses incurred in connection with the development of new products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the years ended September 30, 2016 and 2015:

(Dollar amounts in thousands)
	For the Year ended September 30,
	2016	% of Total	2015	% of Total	$ Increase	% Increase
By Operating Segment:
HPP	$5,663	31%	$4,692	29%	$971	21%
TS	12,593	69%	11,443	71%	1,150	10%
Total	$18,256	100%	$16,135	100%	$2,121	13%

For fiscal year 2016 compared to fiscal year 2015, the HPP segment SG&A spending increase of $1.0 million is primarily attributed to increases of: $0.7 million in management bonuses, $0.2 million for salaries, wages and employee benefits, and $0.2 million of outside consulting expenses, partially offset by a net gain of $0.4 million on insurance proceeds from an officer life insurance policy and a $0.3 million decrease in the cash surrender value of the underlying officers life insurance policies. For fiscal year 2016 compared to fiscal year 2015, the TS segment SG&A spending increase of approximately $1.2 million is substantially the result of an increase in our U.S. division of $1.6 million primarily attributed to variable selling expenses and management bonuses, partially offset by spending decreases of $0.4 million and $0.1 million in our U.K. and German divisions, respectively. The spending decrease in Germany is primarily attributed to lower selling expenses and the decrease in the U.K. is attributed to lower administrative costs.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2016 and 2015:

(Dollar amounts in thousands)
	For the Year ended September 30,
	2016	2015	Increase (Decrease)
Interest expense	$(87)	$(84)	$(3)
Interest income	7	9	(2)
Foreign exchange loss	(134)	(172)	38
Other income, net	13	37	(24)
Total other expense, net	$(201)	$(210)	$9

 Income Taxes

The Company recorded an income tax expense of approximately $1.0 million, which reflected an effective tax expense rate of 27.7% for the year ended September 30, 2016, which was lower than the statutory rate due in part to the tax benefit from research and development credits. For the year ended September 30, 2015, the income tax expense was approximately $0.2 million, which reflected an effective tax rate of 1,414%. The significantly high effective tax rate was due to the Company having a small profit with no tax benefit recorded for the substantial loss in the U.K. due to the fact that a full valuation allowance is maintained against the deferred tax asset.

As of September 30, 2016, management assessed the positive and negative evidence in the U.S operations, and estimated that we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized in recent fiscal years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors that we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2016, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if there is objective negative evidence in the form of cumulative losses.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $1.9 million to $13.1 million as of September 30, 2016 from $11.2 million as of September 30, 2015. At September 30, 2016, cash equivalents totaled $0.5 million of this amount.

Significant sources of cash for the year ended September 30, 2016 included net income of approximately $2.6 million, an increase in deferred revenues of approximately $1.8 million, an increase in pension and retirement plans liabilities of $0.6 million, depreciation of approximately $0.6 million, and an increase in other assets of approximately 0.6 million. Partially offsetting these sources of cash were a decrease in accounts payable and accrued expenses of approximately $1.6 million, payment of dividends of approximately $1.7 million, purchases of property and equipment of approximately $0.7 million and unfavorable currency exchange fluctuation of approximately $0.8 million.

Cash held by our foreign subsidiaries located in Germany and the U.K. totaled approximately $6.4 million as of September 30, 2016 and $3.3 million as of September 30, 2015. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations because repatriating it would result in unfavorable tax consequences.  Consequently, it is not available for activities that would require it to be repatriated to the U.S.

As of September 30, 2016 and September 30, 2015, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company had no amounts outstanding under the line of credit during the fiscal years ending September 30, 2016 and 2015.

As of September 30, 2016 and September 30, 2015, the Company also maintained an inventory line of credit that may be used by the TS segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements for the inventory line of credit contain financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $2.5 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2016 and September 30, 2015, Company borrowings under the inventory line of credit were $3.2 million and $2.9 million, respectively, and the Company was in compliance with all covenants.

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

We recognize revenue from standalone product sales upon transfer of title, which is typically upon shipment, provided all other revenue recognition criteria have been met. Revenue generated from standalone professional services and extended warranty contracts is recognized as services are performed, provided all other revenue recognition criteria have been met. In some instances professional service contracts include a customer acceptance provision, in which case revenue is deferred until we have evidence of customer acceptance. We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

We recognize revenue from multiple element arrangements in accordance with Accounting Standards Codification ("ASC") 605-25, Multiple Element Arrangements. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. ASC 605-25 establishes a hierarchy for determining the amount to allocate to each separate deliverable in an arrangement. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists; or, if VSOE does not exist, third party evidence (“TPE”) of fair value is applicable; otherwise, we use the best estimate of selling price (“BESP”). The objective of BESP is to determine the price at which the Company would transact if the element was sold on a standalone basis. Management’s determination of BESP involves several factors including budgeted profit margins, and cost to complete services.

We recognize revenue from third party service contracts as either gross sales or net sales in accordance with ASC 605-45, Principal Agent Considerations, which requires us to determine if the Company is acting as a principal party to the transaction or simply acting as an agent or broker. Under ASC 605-45, the assumption of the risks and rewards under the arrangement are considered indicators of principal parties to the arrangement. We record revenue as gross when it is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction.
The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines. Multicomputer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of warranty and royalty revenue. Revenue generated from extended warranty contracts is recognized as services are performed over the term of the contract, provided all other revenue recognition criteria have been met We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue from multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for post contract maintenance and support is recognized over the implied maintenance period of three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

TS Segment Revenue
TS Segment revenue is derived from the sale of hardware, software, professional services, maintenance contracts and third party service contracts. TS product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists of professional services which generally include implementation, installation, and training services. Revenue generated from standalone professional services is recognized as the services are completed, provided all other revenue recognition criteria have been met. Our standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.
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
We also recognize TS segment revenue from certain third party service contracts, which are evaluated to determine whether such service revenue should be recorded as gross sales or net sales in accordance with ASC 605-45. We evaluate all third party service contracts to determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the net sales recognition method for the third party service contracts that we sell when we are not the primary obligor on the contract. We use the gross sales recognition for the third party service contracts that we sell when we act as principal and are the primary obligor.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives other than goodwill at any time during the two years ended September 30, 2016. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2016. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2016. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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
Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income (loss) during fiscal 2016 or 2015. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 9A has been remediated by the changes we made in response to that material weakness.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2016.

For the period ended September 30, 2016, management has identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

    The material weakness is in connection with our controls over the revenue recognition process at our foreign subsidiaries, specifically whether revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016. Although we have implemented changes to our internal controls over financial reporting as described below, at this time, we cannot conclude that the material weakness has been remediated, as we continued to make personnel changes and upgrade systems throughout fiscal year 2016.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the twelve months ended September 30, 2016, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2016.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc.1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan . In fiscal 2016 and 2015, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2016 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a))(3)
Equity compensation plans approved by security holders	189,334	$5.76	441,547

(1)	Includes 165,708 non-vested shares issued.

(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(3)	Includes 269,465 shares available for future issuance under the stock incentive and stock option plans and 172,082 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2016.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Operations for the years ended September 30, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016 and 2015

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.9*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.10*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013				10.1
10.11*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.12*	Form of Change of Control Agreement with Gary W. Levine and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.15*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.16*	2015 Stock Incentive Plan		DEF 14A	January 5, 2015	A
10.20	2015 Lowell, MA Lease	X
10.21	2015 Deerfield Beach, FL Lease	X
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: January 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victor Dellovo	Chief Executive Officer, President and Director	January 13, 2017
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	January 13, 2017
Gary W. Levine
/s/ John M. Leydon	Vice President of Finance (Chief Accounting Officer)	January 13, 2017
John M. Leydon
/s/ C. Shelton James	Director	January 13, 2017
C. Shelton James
/s/ Raymond Charles Blackmon	Director	January 13, 2017
Raymond Charles Blackmon
/s/ Myrilyn T. Smith	Director	January 13, 2017
Marilyn T. Smith
/s/ Izzy Azeri	Director	January 13, 2017
Izzy Azeri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSP Inc. and Subsidiaries
Lowell, MA

We have audited the accompanying balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP
Boston, Massachusetts
January 13, 2017

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,103	$11,181
Accounts receivable, net of allowances of $240 and $331	18,997	18,468
Unbilled accounts receivable	567	1,420
Inventories	6,148	5,749
Refundable income taxes	—	43
Deferred income taxes	1,331	1,337
Other current assets	1,671	1,884
Total current assets	41,817	40,082
Property, equipment and improvements, net	1,680	1,564

Other assets:
Intangibles, net	287	416
Deferred income taxes	1,723	1,687
Cash surrender value of life insurance	3,015	3,064
Other assets	185	183
Total other assets	5,210	5,350
Total assets	$48,707	$46,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,932	$13,776
Deferred revenue	4,704	2,931
Pension and retirement plans	581	675
Income taxes payable	166	—
Total current liabilities	17,383	17,382
Pension and retirement plans	13,441	10,009
Other long term liabilities	228	15
Total liabilities	31,052	27,406

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,821 and 3,688 shares, respectively	39	37
Additional paid-in capital	12,924	12,249
Retained earnings	16,623	15,689
Accumulated other comprehensive loss	(11,931)	(8,385)
Total shareholders’ equity	17,655	19,590
Total liabilities and shareholders’ equity	$48,707	$46,996

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the year ended
	September 30, 2016	September 30, 2015
Sales:
Product	$77,835	$66,447
Services	25,532	22,859
Total sales	103,367	89,306

Cost of sales:
Product	63,539	55,478
Services	14,787	14,641
Total cost of sales	78,326	70,119

Gross profit	25,041	19,187

Operating expenses:
Engineering and development	2,984	2,826
Selling, general and administrative	18,256	16,135
Total operating expenses	21,240	18,961
Operating income	3,801	226

Other expense:
Foreign exchange loss	(134)	(172)
Other expense, net	(67)	(38)
Total other expense, net	(201)	(210)
Income before income taxes	3,600	16
Income tax expense	996	226
Net income (loss)	$2,604	$(210)
Net income (loss) attributable to common stockholders	$2,495	$(210)
Net income (loss) per share – basic	$0.69	$(0.06)
Weighted average shares outstanding – basic	3,609	3,548
Net income (loss) per share – diluted	$0.67	$(0.06)
Weighted average shares outstanding – diluted	3,734	3,548

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the year ended
	September 30, 2016	September 30, 2015

Net income (loss)	$2,604	$(210)
Other comprehensive income (loss):
Unrealized actuarial loss on minimum pension liability	(3,564)	(131)
Foreign currency translation gain (loss)	18	(330)
Other comprehensive loss	(3,546)	(461)
Total comprehensive loss	$(942)	$(671)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2016:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2014	3,619	$36	$11,658	$17,517	$(7,924)	$21,287
Comprehensive loss:
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(461)	(461)
Stock-based compensation	—	—	375	—	—	375
Tax benefit from exercise of stock options	—	—	—	—	—	—
Restricted stock issuance	36	1	—	—	—	1
Issuance of shares under employee stock purchase plan	31		206	—	—	206
Exercise of stock options	2		10	—	—	10
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,618)	—	(1,618)
Balance as of September 30, 2015	3,688	37	12,249	15,689	(8,385)	19,590
Comprehensive income (loss):
Net income	—	—	—	2,604	—	2,604
Other comprehensive loss	—	—	—	—	(3,546)	(3,546)
Stock-based compensation	—	—	414	—	—	414
Restricted stock issuance	86	1	—	—	—	1
Issuance of shares under employee stock purchase plan	33	1	175	—	—	176
Exercise of stock options	14	—	86	—	—	86
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,670)	—	(1,670)
Balance as of September 30, 2016	3,821	$39	$12,924	$16,623	$(11,931)	$17,655
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$2,604	$(210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	570	516
Amortization of intangibles	129	130
Loss on disposal of property, equipment and improvements, net	51	54
Foreign exchange loss	134	172
Non-cash changes in accounts receivable	27	96
Stock-based compensation expense on stock options and restricted stock awards	414	375
Deferred income taxes	(18)	2
(Increase) decrease in cash surrender value of life insurance	210	(86)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8)	(8,226)
Increase in officer life insurance settlement receivable	(413)	—
(Increase) decrease in inventories	(471)	638
Decrease in refundable income taxes	44	356
Decrease in other assets	604	328
Increase (decrease) in accounts payable and accrued expenses	(1,648)	4,461
Increase (decrease) in deferred revenue	1,769	(812)
Increase (decrease) in pension and retirement plans liability	606	(83)
Increase in income taxes payable	167	4
Increase (decrease) in other long term liabilities	233	(55)
Net cash provided by (used in) operating activities	5,004	(2,340)

Cash flows from investing activities:
Life insurance premiums paid	(161)	(193)
Purchases of property, equipment and improvements	(735)	(724)
Net cash used in investing activities	(896)	(917)

Cash flows from financing activities:
Dividends paid	(1,670)	(1,618)
Proceeds from issuance of shares under equity compensation plans	263	216
Net cash used in financing activities	(1,407)	(1,402)
Effects of exchange rate on cash	(779)	(608)
Net increase (decrease) in cash and cash equivalents	1,922	(5,267)
Cash and cash equivalents, beginning of period	11,181	16,448
Cash and cash equivalents, end of period	$13,103	$11,181

Supplementary cash flow information:
Cash paid for income taxes	$334	$15
Cash paid for interest	$86	$85
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

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

Research and Development Expense

For the years ended September 30, 2016 and 2015, our expenses for research and development were approximately $3.0 million and $2.8 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2016. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. For the year ended September 30, 2016, the Company wrote down approximately $602 thousand of inventory.

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

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized on the consolidated balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2016. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2016. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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
The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines. Multicomputer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of other services which comprise of warranty and royalty revenue. Revenue generated from extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement.

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

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-day to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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
Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the year ended
	September 30, 2016	September 30, 2015
	(Amounts in thousands except per share data)
Net income (loss)	$2,604	$(210)
Less: Net income attributable to nonvested common stock	109	—
Net income (loss) attributable to common stockholders	$2,495	$(210)
Weighted average total shares outstanding - basic	3,766	3,548
Less: weighted average non-vested shares outstanding	157	—
Weighted average number of common shares outstanding - basic	3,609	3,548
Potential common shares from non-vested stock awards and the assumed exercise of stock options	125	—
Weighted average common shares outstanding - diluted	3,734	3,548
Net income (loss) per share - basic	$0.69	$(0.06)
Net income (loss) per share - diluted	$0.67	$(0.06)
All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2016, 25 thousand stock options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the fiscal year ended September 30, 2015, approximately 26 thousand stock options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.
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

Because stock-based compensation expense recognized in the consolidated statements of o perations for the fiscal years ended September 30, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2016 and 2015 consisted of stock-based compensation expense related to options and nonvested restricted stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $0.4 million and $0.4 million, respectively.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions in the U.S., Germany and in the U.K. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014 ‑09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In August 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted.  The Company has not yet selected a transition method and is currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has not yet assessed the potential impact of implementing this ASU on our financial statements.

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

2.         Inventories

Inventories consist of the following:

	September 30, 2016	September 30, 2015
	(Amounts in thousands)
Raw materials	$1,658	$1,788
Work-in-process	1,209	387
Finished goods	3,281	3,574
Total	$6,148	$5,749

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.1 million and $0.1 million as of September 30, 2016 and September 30, 2015, respectively.

3.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2014	$(2,495)	$(5,429)	$(7,924)
Change in period	(330)	(68)	(398)
Tax effect of change in period	—	(63)	(63)
Balance as of September 30, 2015	$(2,825)	$(5,560)	$(8,385)
Change in period	18	(3,413)	(3,395)
Tax effect of change in period	—	(151)	(151)
Balance as of September 30, 2016	$(2,807)	$(9,124)	$(11,931)

The changes in the minimum pension liability are net of amortization of net gain of $90 thousand in 2016 and net gain of $140 thousand in 2015 included in net periodic pension cost.

4.	Income Taxes
The components of income (loss) before income tax and income tax expense (benefit) are comprised of the following:

	For the Years Ended September 30,
	2016	2015
	(Amounts in thousands)
Income (loss) before income tax:
U.S.	$3,418	$576
Foreign	182	(560)
	$3,600	$16
Income tax expense (benefit):
Current:
Federal	$303	$(4)
State	118	24
Foreign	159	152
	580	172
Deferred:
Federal	400	(36)
State	46	67
Foreign	(30)	23
	416	54
	$996	$226

As of September 30, 2016, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2016, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

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

Reconciliation of federal statutory rate and income tax expense (benefit) to the Company's effective tax rate and actual income tax expense (benefit) is as follows:

	For the Years Ended September 30,
	2016		2015
	(Dollar amounts in thousands)
Computed “expected” tax expense	$1,224	34.0%	$5	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	124	3.5%	79	492.8%
Foreign operations	67	1.9%	359	2,243.8%
Permanent differences	(20)	(0.6)%	14	89.3%
Stock based compensation	—	—%	1	4.3%
Uncertain tax liability adjustment	8	0.2%	(54)	(337.5)%
Research & development credit	(344)	(9.6)%	(91)	(568.8)%
Other items	(63)	(1.7)%	(87)	(543.8)%
Income tax expense	$996	27.7%	$226	1,414.1%

For the years ended September 30, 2016 and 2015, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2016	September 30, 2015
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,896	$2,023
Intangibles	315	409
Other reserves and accruals	671	618
Inventory reserves and other	470	724
State credits, net of federal benefit	313	253
Federal and state net operating loss carryforwards	61	71
Foreign net operating loss carryforwards	1,704	2,093
Foreign tax credits	7	7
Depreciation and amortization	(203)	(126)
Gross deferred tax assets	6,234	6,072
Less: valuation allowance	(3,180)	(3,048)
Realizable deferred tax asset	3,054	3,024
Gross deferred tax liabilities	—	—
Net deferred tax assets	$3,054	$3,024

The deferred tax valuation allowance increased by approximately $132 thousand, as shown above. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2016 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2016 and 2015, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $0.4 million and $0.4 million, respectively, which are available to offset future taxable income through 2032.

As of September 30, 2016, the Company had state research and development tax credit carry-forwards in the amount of $417 thousand that expire in years 2024 through 2029. The Company also had other state tax credit carry-forwards of $58 thousand available to reduce future state tax expense which has unlimited carryover status.

As of September 30, 2016 the Company concluded that a net increase of $59 thousand of the valuation allowance was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income in state jurisdictions and its near-term forecasts of future taxable income. The net increase in the Company’s valuation allowance of $59 thousand is to reserve for state tax credit carry-forwards that the Company believes will expire unused.

As of September 30, 2016, the Company had U.K. net operating loss carryforwards of approximately $8.5 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.1 million and $2.5 million at September 30, 2016 and 2015, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2016, the total amount of uncertain tax liabilities was $202 thousand. We recognized $7 thousand of interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2016	For the Year Ended September 30, 2015
	(Amounts in thousands)
Balance, beginning of year	$195	$249
Increases in tax positions in the current year	—	—
Settlements	—	(72)
Lapse in statute of limitations	—	—
Accrued penalties and interest	7	18
Balance, end of period	$202	$195

We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2013 through 2016, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

5.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2016	September 30, 2015
	(Amounts in thousands)
Leasehold improvements	$263	$440
Equipment	8,629	8,170
Automobiles	74	74
	8,966	8,684
Less accumulated depreciation and amortization	(7,286)	(7,120)
Property, equipment and improvements, net	$1,680	$1,564

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $570 thousand and $516 thousand for the years ended September 30, 2016 and 2015, respectively.

6.    Acquired Intangible Assets

As of September 30, 2016 and 2015, intangible assets are as follows:

	September 30, 2016				September 30, 2015
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	3 years	$910	$682	$228	4 years	$910	$591	$319
Non-compete agreements	0 years	93	93	—	0 years	93	93	—
Developed technology	0 years	30	$29	$1	1 year	30	19	11
Trade name	2 years	140	$82	$58	3 years	140	54	86
Total		$1,173	$886	$287		$1,173	$757	$416

Amortization expense on these intangible assets was $129 thousand and $130 thousand for fiscal 2016 and 2015, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2017	120
2018	119
2019	11
2020	9
2021	9
Thereafter	19
Total	$287

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2016	2015
	(Amounts in thousands)
Accounts payable	$7,511	$10,559
Commissions	269	248
Compensation and fringe benefits	2,139	1,426
Professional fees and shareholders' reporting costs	594	499
Taxes, other than income	353	25
Warranty	131	125
Other	935	894
	$11,932	$13,776

8.    Product Warranties

 Product warranty activity for the years ended September 30 was as follows:

	2016	2015
Balance at the beginning of the period	$125,423	$183,555
Accruals for warranties for products sold in the period	52,066	1,497
Fulfillment of warranty obligations	(46,648)	(59,629)
Balance at the end of the period	$130,841	$125,423

9.    Stock Based Incentive Compensation

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. The 2003 plan expired in 2013. Because the 2003 Plan has expired, no further awards will be issued under this plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. As of September 30, 2016, there were 36,217 shares available to be granted under the 2007 Plan. In 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”) and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2016, there were 233,248 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 269,465 as of September 30, 2016.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2014 through 2016, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees' awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2016 and 2015 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $414 thousand and $375 thousand, respectively. The classification of the cost of share-based compensation, in the statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Year ended
	September 30, 2016	September 30, 2015
	(Amounts in thousands)
Cost of sales	$2	$2
Engineering and development	6	22
Selling, general and administrative	406	351
Total	$414	$375

For the year ended September 30, 2016, the Company granted 28,000 nonvested shares to certain key employees, 57,000 nonvested shares to certain officers including 40,000 shares granted to the Chief Executive Officer, and 20,395 nonvested shares to its non-employee directors. For the year ended September 30, 2015, the Company granted 11,000 nonvested shares to certain key employees, 30,500 nonvested shares to certain officers including 12,000 to its Chief Executive Officer and 16,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2016 and September 30, 2015 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2016 and 2015 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2016.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2014	92,126	$7.66	—	—
Granted	—	—	—	—
Expired	(35,125)	$9.72	—	—
Forfeited	—	—	—	—
Exercised	(1,875)	5.26	—	—
Outstanding at September 30, 2015	55,126	$6.43	—	—
Granted	—	—	—	—
Expired	(17,500)	$6.61	—	—
Forfeited	—	—	—	—
Exercised	(14,000)	6.20	—	—
Outstanding at September 30, 2016	23,626	$5.76	1.53 Years	$106
Exercisable at September 30, 2016	23,626	$5.76	1.53 Years	$106
Vested and expected to vest at September 30, 2016	23,626	$5.76	1.53 Years	$106

There were no stock options granted in the years ended September 30, 2016 and 2015. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2016 and 2015 was $51 thousand and $3 thousand, respectively.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2014	149,375	$6.92	2.45 years	$1,191
Activity in 2015:
Granted	57,500	$5.05	—	—
Vested	(58,296)	$6.82	—	—
Forfeited	(18,122)	7.38	—	—
Nonvested shares outstanding at September 30, 2015	130,457	$6.08	2.12 Years	$714
Activity in 2016:
Granted	105,395	$6.47	—	—
Vested	(48,444)	$6.33	—	—
Forfeited	(21,700)	7.38	—	—
Nonvested shares outstanding at September 30, 2016	165,708	$6.38	2.20 Years	$1,695
Vested at September 30, 2016	179,277	$5.57	0.36 Years	$1,834
Vested and expected to vest at September 30, 2016	344,985	$5.96	1.24 Years	$3,529

As of September 30, 2016 there was $718 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested stock awards) granted under the company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.51 years. The total fair value of shares vested during the years ended September 30, 2016 and 2015 was $307 thousand and $399 thousand, respectively.

10.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP”), which was ratified by a vote of the Company's shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP the company issued 33,248 and 31,163 shares for the two years ended September 30, 2016 and September 30, 2015, respectively. Since inception of the plan, there are 172,082 shares available for future issuance under the ESPP as of September 30, 2016.

11.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2016. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2016. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $1.9 million and $2.0 million as of September 30, 2016 and 2015, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they can not be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2016	2015	2016	2015
Discount rate:	3.50%	4.25%	1.77%	3.10%
Expected return on plan assets:			3.60%	4.20%
Rate of compensation increase:			1.00%	1.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2016	2015	2016	2015
Discount rate:	4.25%	4.25%	3.10%	3.25%
Expected return on plan assets:			4.20%	4.40%
Rate of compensation increase:			1.00%	1.00%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$35	$—	$35	$56	$—	$56
Interest cost	571	43	614	634	52	686
Expected return on plan assets	(357)	—	(357)	(423)	—	(423)
Amortization of:
Prior service gains	—	—	—	—	—	—
Amortization of net (gain)/loss	174	(5)	169	193	(3)	190
Net periodic benefit cost	$423	$38	$461	$460	$49	$509

Post Retirement:
Service cost	$—	$27	$27	$—	$34	$34
Interest cost	—	42	42	—	44	44
Expected return on plan assets	—	—	—	—	—	—
Amortization of:
Prior service costs/(gains)	—	—	—	—	—	—
Amortization of net (gain)/loss	—	(79)	(79)	—	(50)	(50)
Net periodic benefit cost	$—	$(10)	$(10)	$—	$28	$28

Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$3,105	$25	$3,130	$163	$(6)	$157
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	283	283	—	(89)	(89)
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$3,105	$308	$3,413	$163	$(95)	$68

The following table presents an analysis of the changes in 2016 and 2015 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$17,979	$1,022	$19,001	$18,919	$1,228	$20,147
Service cost	35	—	35	56	—	56
Interest cost	571	43	614	635	52	687
Changes in actuarial assumptions	3,948	20	3,968	304	(8)	296
Foreign exchange impact	(2,069)	—	(2,069)	(1,534)	—	(1,534)
Benefits paid	(900)	(256)	(1,156)	(401)	(250)	(651)
Projected benefit obligation at end of year	$19,564	$829	$20,393	$17,979	$1,022	$19,001
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,301	$—	$9,301	$10,094	$—	$10,094
Actual gain (loss) on plan assets	111	—	111	(117)	—	(117)
Company contributions	406	256	662	398	251	649
Foreign exchange impact	(1,289)	—	(1,289)	(673)	—	(673)
Benefits paid	(900)	(256)	(1,156)	(401)	(251)	(652)
Fair value of plan assets at end of year	$7,629	$—	$7,629	$9,301	—	$9,301
Funded status	$(11,935)	$(829)	$(12,764)	$(8,678)	$(1,022)	$(9,700)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$(11,935)	$(829)	$(12,764)	$(8,678)	$(1,022)	$(9,700)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$985	$985	$—	$1,045	$1,045
Service cost	—	27	27	—	34	34
Interest cost	—	42	42	—	44	44
Changes in actuarial assumptions	—	203	203	—	(138)	(138)
Foreign exchange impact	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—
Projected benefit obligation at end of year	$—	$1,257	$1,257	$—	$985	$985
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—	—	—
Company contributions	—	—	—	—	—	—
Foreign exchange impact	—	—	—	—	—	—
Benefits paid from plan assets	—	—	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$(1,257)	$(1,257)	$—	$(985)	$(985)
Unamortized net loss	—	—	—	—	—	—
Net amount recognized	$—	$(1,257)	$(1,257)	$—	$(985)	$(985)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(11,936)	$(829)	$(12,765)	$(8,678)	$(1,022)	$(9,700)
Deferred tax	(216)	14	(202)	(490)	24	(466)
Accumulated other comprehensive income	9,001	26	9,027	5,623	11	5,634
Net amount recognized	$(3,151)	$(789)	$(3,940)	$(3,545)	$(987)	$(4,532)
Post Retirement:
Accrued benefit liability	$—	$(1,257)	$(1,257)	$—	$(985)	$(985)
Deferred tax	—	52	52	—	165	165
Accumulated other comprehensive income (loss)	—	97	97	—	(73)	(73)
Net amount recognized	$—	$(1,108)	$(1,108)	$—	$(893)	$(893)
Total pension and post retirement:
Accrued benefit liability	$(11,936)	$(2,086)	$(14,022)	$(8,678)	$(2,007)	$(10,685)
Deferred tax	(216)	66	(150)	(490)	189	(301)
Accumulated other comprehensive income	9,001	123	9,124	5,623	(62)	5,561
Net amount recognized	$(3,151)	$(1,897)	$(5,048)	$(3,545)	$(1,880)	$(5,425)
Accumulated Benefit Obligation:
Pension	$(19,396)	$(829)	$(20,225)	$(17,866)	$(1,022)	$(18,888)
Post Retirement	—	(1,257)	(1,257)	—	(985)	(985)
Total accumulated benefit obligation	$(19,396)	$(2,086)	$(21,482)	$(17,866)	$(2,007)	$(19,873)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2016	2015
	(Amounts in thousands)
Current accrued benefit liability	$581	$675
Non-current accrued benefit liability	13,441	10,009
Total accrued benefit liability	$14,022	$10,684

As of September 30, 2016 and 2015 the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $9.1 million and $5.6 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2016, is approximately $318 thousand.

Contributions

The Company expects to contribute $0.6 million to its pension plans for fiscal 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2016	$622
2017	588
2018	628
2019	643
2020	671
Thereafter	3,932

Plan Assets

At September 30, 2016, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $7.6 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2016				September 30, 2015
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$86	$86	$—	$—	$324	$324	$—	$—
Pooled funds	7,543	—	7,543	—	8,977	—	8,977	—
Total plan assets	$7,629	$86	$7,543	$—	$9,301	$324	$8,977	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $129 thousand and $174 thousand for the years ended September 30, 2016 and 2015, respectively.

12.    Lines of Credit

As of September 30, 2016 and September 30, 2015, the Company maintained a line of credit note that allows for borrowings of up to $1.0 million. Availability under this facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is the London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreement are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreements is not subject to financial covenants and the Company did not borrow under the line of credit during the fiscal years ending September 30, 2016 and 2015.

As of September 30, 2016 and September 30, 2015, the Company maintained an inventory line of credit that may be used by the TS division in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements contain financial covenants which require the Company to maintain the following division specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of $2.5 million and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2016 and September 30, 2015, Company borrowings under the inventory line of credit were $3.2 million and $2.9 million, respectively, which is included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next ten years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2017	$596
2018	604
2019	618
2020	586
2021	280
Thereafter	920
$3,604

Occupancy expenses under the operating leases approximated $1.2 million in 2016 and $1.3 million in 2015.

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended September 30, 2016 and 2015. As of September 30, 2016 the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

14.       Segment Information

The following table presents certain operating segment information.

		TS Segment
For the Years Ended September 30,	HPP Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$11,190	$4,863	$7,066	$54,716	$66,645	$77,835
Service	5,152	15,130	925	4,325	20,380	25,532
Total sales	16,342	19,993	7,991	59,041	87,025	103,367
Profit (loss) from operations	1,464	676	(363)	2,024	2,337	3,801
Assets	17,717	13,751	3,748	13,491	30,990	48,707
Capital expenditures	227	322	97	89	508	735
Depreciation and amortization	232	158	79	230	467	699

2015
Sales:
Product	$9,894	$7,808	$4,025	$44,720	$56,553	$66,447
Service	4,054	15,043	1,114	2,648	18,805	22,859
Total sales	13,948	22,851	5,139	47,368	75,358	89,306
Profit (loss) from operations	485	549	(817)	9	(259)	226
Assets	16,668	14,557	2,720	13,051	30,328	46,996
Capital expenditures	156	216	3	349	568	724
Depreciation and amortization	247	172	34	193	399	646

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2016 and 2015. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2016	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
HPP	$11,417	$1,584	$3,341	$16,342	16%
TS	59,698	26,376	951	87,025	84%
Total	$71,115	$27,960	$4,292	$103,367	100%
% of Total	69%	27%	4%	100%
2015
HPP	$10,774	$1,135	$2,039	$13,948	16%
TS	47,659	26,713	986	75,358	84%
Total	$58,433	$27,848	$3,025	$89,306	100%
% of Total	66%	31%	3%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
	(Amounts in thousands)
North America	$1,348	$1,494
Europe	619	486
Totals	$1,967	$1,980

Deferred tax assets by geographic location at September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
	(Amounts in thousands)
North America	$1,990	$2,254
Europe	1,064	770
Totals	$3,054	$3,024

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2016 and 2015.

	For the year ended
	September 30, 2016		September 30, 2015
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$19.6	19%	$17.1	19%
Customer B	$13.2	13%	$14.3	16%

15.        Fair Value Measures

The Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016 or September 30, 2015, except for pension plan assets values, which are discussed in Note 11.

16.    Dividend

On December 16, 2014, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 8, 2015 to stockholders of record as of December 28, 2014, the record date. On February 11, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 12, 2015 to stockholders of record as of February 26, 2015, the record date. On May 13, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2015 to stockholders of record as of May 29, 2015, the record date. On August 12, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 11, 2015 to stockholders of record as of August 26, 2015, the record date.

On December 23, 2015, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 11, 2016 to shareholders of record as of December 31, 2015, the record date. On February 16, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 11, 2016 to shareholders of record as of February 26, 2016, the record date. On May 11, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 10, 2016 to shareholders of record as of May 27, 2016, the record date. On August 18, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on September 9, 2016 to shareholders of record as of August 31, 2016, the record date.

On December 15, 2016, the Company's board of directors declared a cash dividend of $0.11 per share which will be paid on February 8, 2017 to shareholders of record as of January 27, 2017, the record date.

17. Related Party Transactions

During the normal course of business, the Company sold products to a company whose Board of Directors includes two members of CSP Inc.'s Board of Directors. The total sales were $283 thousand and $314 thousand, for the fiscal years ended 2016 and 2015, respectively. The trade receivables were $64 thousand and $13 thousand as of September 30, 2016 and 2015, respectively.