Form 10-Q
period 2016-12-31
CSP INC /MA/
filed 2017-02-23
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-10843

CSP Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Cabot Street - Suite 210
Lowell, Massachusetts 01854
(978) 954-5038
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

As of February 13, 2017, the registrant had 3,906,083 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,039	$13,103
Accounts receivable, net of allowances of $239 and $240	16,309	18,997
Unbilled accounts receivable	685	567
Inventories, net	6,539	5,580
Deferred costs	2,107	635
Refundable income taxes	145	—
Deferred income taxes	1,331	1,331
Other current assets	1,347	1,586
Total current assets	43,502	41,799
Property, equipment and improvements, net	1,586	1,680

Other assets:
Intangibles, net	256	287
Deferred costs	399	18
Deferred income taxes	1,655	1,723
Cash surrender value of life insurance	3,127	3,015
Other assets	177	185
Total other assets	5,614	5,228
Total assets	$50,702	$48,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,927	$11,932
Deferred revenue	4,374	4,704
Pension and retirement plans	522	581
Income taxes payable	—	166
Total current liabilities	19,823	17,383
Pension and retirement plans	12,802	13,441
Other long term liabilities	219	228
Total liabilities	32,844	31,052

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,821 and 3,821 shares, respectively	39	39
Additional paid-in capital	13,032	12,924
Retained earnings	16,580	16,623
Accumulated other comprehensive loss	(11,793)	(11,931)
Total shareholders’ equity	17,858	17,655
Total liabilities and shareholders’ equity	$50,702	$48,707

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2016	December 31, 2015
Sales:
Product	$14,638	$17,003
Services	5,278	6,673
Total sales	19,916	23,676

Cost of sales:
Product	12,225	14,236
Services	3,239	4,250
Total cost of sales	15,464	18,486

Gross profit	4,452	5,190

Operating expenses:
Engineering and development	596	799
Selling, general and administrative	3,958	4,048
Total operating expenses	4,554	4,847

Operating income (loss)	(102)	343

Other Income:
Foreign exchange gain	54	39
Other expense, net	(10)	(11)
Total other income	44	28
Income (loss) before income taxes	(58)	371
Income tax expense (benefit)	(15)	88
Net income (loss)	$(43)	$283
Net income (loss) attributable to common stockholders	$(43)	$274
Net income (loss) per share – basic	$(0.01)	$0.08
Weighted average shares outstanding – basic	3,671	3,569
Net income (loss) per share – diluted	$(0.01)	$0.07
Weighted average shares outstanding – diluted	3,671	3,726

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended
	December 31, 2016	December 31, 2015

Net income (loss)	$(43)	$283
Other comprehensive income:
Foreign currency translation gain adjustments	138	2
Other comprehensive income	138	2
Total comprehensive income	$95	$285

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2016:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2016	3,821	$39	$12,924	$16,623	$(11,931)	$17,655
Net loss	—	—	—	(43)	—	(43)
Other comprehensive income	—	—	—	—	138	138
Stock-based compensation	—	—	108	—	—	108
Balance as of December 31, 2016	3,821	$39	$13,032	$16,580	$(11,793)	$17,858

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2016	December 31, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(43)	$283
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	126	129
Amortization of intangibles	31	32
Foreign exchange loss	(54)	(39)
Non-cash changes in accounts receivable	41	(29)
Non-cash changes in inventory	62	116
Stock-based compensation expense on stock options and restricted stock awards	108	80
Deferred income taxes	(4)	23
Increase in cash surrender value of life insurance	(46)	(24)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,039	1,424
Decrease in officer life insurance receivable	413	—
Increase in inventories	(1,079)	(284)
Increase in deferred costs	(1,938)	(116)
(Increase) decrease in refundable income taxes	(148)	41
Increase in other current assets	(190)	(264)
Increase (decrease) in accounts payable and accrued expenses	3,244	(675)
Decrease in deferred revenue	(86)	(1,078)
Decrease in pension and retirement plans liability	(27)	(53)
Increase (decrease) in income taxes payable	(159)	19
Increase in other long term liabilities	2	2
Net cash provided by (used in) operating activities	2,292	(413)
Cash flows used in investing activities:
Purchases of property, equipment and improvements	(72)	(189)
Net cash used in investing activities	(72)	(189)
Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities	—	—
Effects of exchange rate on cash	(284)	(48)
Net increase (decrease) in cash and cash equivalents	1,936	(650)
Cash and cash equivalents, beginning of period	13,103	11,181
Cash and cash equivalents, end of period	$15,039	$10,531
Supplementary cash flow information:
Cash paid for income taxes	$165	$23
Cash paid for interest	$75	$—
Non-cash accrual of dividend payable	$—	$414

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current period financial statement presentation with no effect on previously reported financial positions, results of operations or cash flows. The reclassification was to break out deferred costs separately from inventory on the balance sheet.

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, the calculation of estimated selling price and post-delivery support obligations used for revenue recognition, and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2016	December 31, 2015
	(Amounts in thousands except per share data)
Net income (loss)	$(43)	$283
Less: net income (loss) attributable to nonvested common stock	—	9
Net income (loss) attributable to common stockholders	$(43)	$274

Weighted average total shares outstanding – basic	3,671	3,684
Less: weighted average non-vested shares outstanding	—	115
Weighted average number of common shares outstanding – basic	3,671	3,569
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	157
Weighted average common shares outstanding – diluted	3,671	3,726

Net income (loss) per share – basic	$(0.01)	$0.08
Net income (loss) per share – diluted	$(0.01)	$0.07

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. For the three months ended December 31, 2016 and 2015, 0 and 35,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. Additionally, 149,000 shares subject to non-vested restricted stock awards were excluded from the diluted income per share calculation as there was a net loss for the three months ended December 31, 2016 and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	December 31, 2016	September 30, 2016
	(Amounts in thousands)
Raw materials	$1,472	$1,658
Work-in-process	1,028	814
Finished goods	4,039	3,108
Total	$6,539	$5,580

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.2 million and $0.1 million as of December 31, 2016 and September 30, 2016, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.1 million and $3.0 million as of December 31, 2016 and September 30, 2016, respectively.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to deferred revenue.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2016	September 30, 2016
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,669)	$(2,807)
Cumulative unrealized loss on pension liability	(9,124)	(9,124)
Accumulated other comprehensive loss	$(11,793)	$(11,931)

7.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for the majority of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain current and former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been for the two years ended September 30, 2016 and 2015 and for the three months ended December 31, 2016.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2016			2015
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$9	$—	$9
Interest cost	93	11	104	151	11	162
Expected return on plan assets	(65)	—	(65)	(97)	—	(97)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain	91	(1)	90	45	(1)	44
Net periodic benefit cost	$129	$10	$139	$108	$10	$118

Post Retirement:
Service cost	$—	$10	$10	$—	$7	$7
Interest cost	—	10	10	—	11	11
Amortization of net gain (loss)	—	4	4	—	(21)	(21)
Net periodic cost (benefit)	$—	$24	$24	$—	$(3)	$(3)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2016				September 30, 2016
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$76	$76	$—	$—	$86	$86	$—	$—
Pooled funds	7,087	—	7,087	—	7,543	—	7,543	—
Total plan assets	$7,163	$76	$7,087	$—	$7,629	$86	$7,543	$—

8.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three months ended December 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2016
Sales:
Product	$1,527	$2,080	$701	$10,330	$13,111	$14,638
Service	1,224	3,059	104	891	4,054	5,278
Total sales	2,751	5,139	805	11,221	17,165	19,916
Income (loss) from operations	46	(102)	(206)	160	(148)	(102)
Assets	17,766	15,532	2,873	14,531	32,936	50,702
Capital expenditures	17	44	—	11	55	72
Depreciation and amortization	55	38	3	61	102	157

2015
Sales:
Product	$1,950	$1,902	$1,993	$11,158	$15,053	$17,003
Service	867	4,772	190	844	5,806	6,673
Total sales	2,817	6,674	2,183	12,002	20,859	23,676
Income (loss) from operations	(423)	463	(47)	350	766	343
Assets	16,099	12,977	2,810	13,231	29,018	45,117
Capital expenditures	148	67	2	(28)	41	189
Depreciation and amortization	57	40	5	59	104	161

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three months ended December 31, 2016, and 2015.

	For the three months ended December 31,
	2016		2015
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(dollars in millions)
Customer A	$2.9	14%	$2.9	12%
Customer B	$2.1	11%	$3.8	16%

In addition, accounts receivable from Customer A totaled approximately $1.7 million, or 10%, and approximately $3.0 million, or 15%, of total consolidated accounts receivable as of December 31, 2016 and September 30, 2016, respectively. Accounts receivable from Customer B totaled approximately $2.8 million, or 17%, and approximately $2.5 million, or 13%, of total consolidated accounts receivable as of December 31, 2016 and September 30, 2016, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of December 31, 2016. No other customers accounted for 10% or more of total consolidated accounts receivable as of December 31, 2016 or September 30, 2016.

9.    Dividends

On January 12, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on February 8, 2017 to shareholders of record as of January 27, 2017, the record date.

10.    Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014 ‑09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In August 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted.  While the Company has begun its assessment of the new standard, it has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net
Asset Value per Share (or Its Equivalent), which excludes investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. This ASU is effective for interim and annual reporting periods beginning after
December 15, 2015, and required retrospective application, with early adoption permitted. The implementation of this ASU has not had a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Contribution Pension Plans (Topic 962),
Health and Welfare Benefits Plans (Topic 965), which requires fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. Fair value is measured using the requirements in Topic 820, Fair Value
Measurement. This ASU was effective for fiscal years beginning after December 15, 2015, and required retrospective application, with early adoption permitted. The implementation of this ASU has not had a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has not yet assessed the potential impact of implementing this ASU on our consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-04 (Topic 350), Intangibles - Goodwill and Other (Simplifying the Test for Goodwill Impairment) to simplify the subsequent measurement of goodwill. The amendments in this update provides for the elimination of Step 2, which requires an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) including those procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update defines an impairment loss as the excess of the carrying amount of the intangible assets to the fair value of a reporting unit. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2016

     Our revenue decreased by approximately $3.8 million, or 16%, to $19.9 million for the three months ended December 31, 2016 as compared to $23.7 million for the three months ended December 31, 2015. The decrease in revenue is the result of decreases of $3.7 million and $0.1 million in our TS and HPP segments, respectively. Our gross profit margin percentage was 22% of revenues for both three month periods ended December 31, 2016, and December 31, 2015. Operating income decreased by $0.4 million to a $0.1 million operating loss for the three month period ended December 31, 2016 as compared to operating income of $0.3 million for the three month period ended December 31, 2015 as a result of a $0.7 million decrease in gross profit, which was partially offset by $0.3 million of lower operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	December 31, 2016	% of sales	December 31, 2015	% of sales
	(Dollar amounts in thousands)
Total sales	$19,916	100%	$23,676	100%
Costs and expenses:
Cost of sales	15,464	78%	18,486	78%
Engineering and development	596	3%	799	4%
Selling, general and administrative	3,958	20%	4,048	17%
Total costs and expenses	20,018	101%	23,333	99%
Operating income (loss)	(102)	(1)%	343	1%
Other income	44	—%	28	—%
Income (loss) before income taxes	(58)	(1)%	371	1%
Income tax expense	(15)	—%	88	—%
Net income (loss)	$(43)	(1)%	$283	1%

Revenues

     Our revenues decreased by approximately $3.8 million to $19.9 million for the three months ended December 31, 2016 as compared to $23.7 million of revenues for the three months ended December 31, 2015. The TS segment revenues and the HPP segment revenues decreased by $3.7 million and $0.1 million, respectively.

HPP segment revenue change by product line was as follows for the three months ended December 31, 2016 and 2015:

			Increase (decrease)
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$1,527	$1,950	$(423)	(22)%
Services	1,224	867	357	41%
Total	$2,751	$2,817	$(66)	(2)%

The increase in HPP services revenues is primarily attributed to an increase in royalties on high-speed processing boards shipped for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The decrease in product revenues is primarily attributed to lower Multicomputer product line sales to domestic and foreign defense contractors for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

TS segment revenue change by product line was as follows for the three months ended December 31, 2016 and 2015:

			Decrease
	2016	2015	$	%
	(Dollar amounts in thousands)
Products	$13,111	$15,053	$(1,942)	(13)%
Services	4,054	5,806	(1,752)	(30)%
Total	$17,165	$20,859	$(3,694)	(18)%

The $3.7 million decrease in TS segment total revenues during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, was the result of decreases in revenues of $1.4 million, $1.5 million, and $0.8 million in our U.K., Germany and U.S. divisions, respectively. Product revenues decreased by approximately $1.3 million and $0.8 million in our U.K. and U.S. divisions, respectively, partially offset by a $0.2 million increase in product revenue at our German division. The $1.8 million decrease in TS segment service revenues during the three months ended

December 31, 2016 as compared to the three months ended December 31, 2015 was the result of decreases in service revenues of 1.7 million and 0.1 million in our Germany and U.K. divisions, respectively.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the three months ended December 31, 2016 and December 31, 2015:

					Decrease
	2016	%	2015	%	$	%
	(Dollar amounts in thousands)
Americas	$13,123	66%	$14,294	60%	$(1,171)	(8)%
Europe	6,497	33%	8,996	38%	(2,499)	(28)%
Asia	296	1%	386	2%	(90)	(23)%
Totals	$19,916	100%	$23,676	100%	$(3,760)	(16)%

The $3.8 million decrease in revenues is primarily attributed to our TS segment. The $1.2 million decrease in revenue from the Americas is primarily the result of the timing of sales to a major customer and the $2.5 million decrease in Europe is primarily the result of lower product sales in Germany and less cross-selling in the U.K., partially offset by U.S. division sales into Europe.

Gross Margins

     Our gross margin ("GM") decreased by $0.7 million to $4.5 million for the three months ended December 31, 2016 as compared to a gross margin of $5.2 million for the three months ended December 31, 2015. The GM as a percentage of revenue remained consistent at 22% for the two quarters as follows:

	2016		2015		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$1,760	64%	$1,593	57%	$167	7%
TS	2,692	16%	3,597	17%	(905)	(1)%
Total	$4,452	22%	$5,190	22%	$(738)	—%

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2016 and 2015 was as follows:

	2016		2015		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$612	40%	$745	38%	$(133)	2%
Services	1,148	94%	848	98%	300	(4)%
Total	$1,760	64%	$1,593	57%	$167	7%

The overall HPP segment gross margin as a percentage of sales increased to 64% for the three month period ended December 31, 2016 as compared to 57% for the three month period ended December 31, 2015. The 7% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to a favorable mix of high margin Multicomputer service revenues and a decreased level of inventory reserve adjustment during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2016 and 2015 was as follows:

	2016		2015		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,801	14%	$2,022	13%	$(221)	1%
Services	891	22%	1,575	27%	(684)	(5)%
Total	$2,692	16%	$3,597	17%	$(905)	(1)%

     The overall TS segment gross margin as a percentage of sales decreased slightly to 16% for the three month period ended December 31, 2016 as compared to 17% for the three month period ended December 31, 2015. The 1% decrease in in gross margin as a percentage of TS Segment revenues is primarily attributed to having less service revenue in our German division and underutilization of engineering resources in our U.K. division during the three month period ended December 31, 2016 as compared the three month period ended December 31, 2015.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.6 million and $0.8 million for the three months ended December 31, 2016 and 2015, respectively. The current period expenses are primarily for Myricom product engineering expenses incurred in connection with the development of new Myricom products. The cost reduction for the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015 is primarily attributed to a reduction in outside consulting expenditures partially offset by increases in personnel costs.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016	% of Total	2015	% of Total	$ Increase (decrease)	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,118	28%	$1,217	30%	$(99)	(8)%
TS segment	2,840	72%	2,831	70%	9	—%
Total	$3,958	100%	$4,048	100%	$(90)	(2)%

SG&A expenses decreased by $0.1 million, or 2%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The decrease in HPP segment SG&A expenses is primarily attributed to decreases in variable compensation costs and personnel costs. The marginal increase in the TS segment SG&A expenses is primarily attributed to investment in sales personnel partially offset by reductions in variable compensation costs.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2016 and 2015:

	For the three months ended,
	December 31, 2016	December 31, 2015	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(19)	$(21)	$2
Interest income	4	1	3
Foreign exchange gain	54	39	15
Other income, net	5	9	(4)
Total other income (expense), net	$44	$28	$16

Other income (expense) was relatively flat for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

Income Taxes

For the three months ended December 31, 2016, the Company recognized an income tax benefit of approximately $15 thousand, which is primarily due to the benefit from U.S. research and development tax credits which when combined with the income tax benefit on a loss in Germany of $114 thousand, essentially offsets the income taxes on $197 thousand of profit in the U.S.. The Company's effective tax rate was 26.5% for the quarter ended December 31, 2016 as compared to an effective tax rate of 23.8% for the quarter ended December 31, 2015.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $1.9 million to $15.0 million as of December 31, 2016 from $13.1 million as of September 30, 2016.

Significant sources of cash for the three months ended December 31, 2016 included an increase in accounts payable and accrued expenses of $3.2 million, a decrease in accounts receivable of $2.0 million, and a decrease in officer's life insurance receivable of $0.4 million.

Significant uses of cash for the three months ended December 31, 2016 included an increase in deferred costs of $1.9 million, an increase in inventories of $1.1 million, and the effects of foreign exchange rates on cash of $0.3 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $4.2 million as of December 31, 2016 as compared to $6.4 million as of September 30, 2016. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans, the equity markets, or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete the development or enhancement of our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2016, our management identified a material weakness as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected in a timely basis. The identified material weakness is in connection with our controls over the revenue recognition process at our foreign subsidiaries, specifically whether revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the three months ended December 31, 2016, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to make personnel changes and upgrade systems throughout fiscal year 2017.

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2016, management made certain changes to upgrade its internal accounting staff and improve operations in our European division in connection with the identified material weakness noted above. During the quarter ended December 31, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, (b) our Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2016, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 23, 2017	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 23, 2017	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, (b) our Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2016 (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith