Form 10-Q
period 2017-03-31
CSP INC /MA/
filed 2017-05-24
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, the registrant had 3,921,083 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,038	$13,103
Accounts receivable, net of allowances of $270 and $240	23,364	18,997
Unbilled accounts receivable	954	567
Inventories, net	6,489	5,580
Deferred costs	1,718	635
Deferred income taxes	1,331	1,331
Other current assets	1,435	1,586
Total current assets	46,329	41,799
Property, equipment and improvements, net	1,553	1,680

Other assets:
Intangibles, net	227	287
Deferred costs	26	18
Deferred income taxes	1,668	1,723
Cash surrender value of life insurance	3,216	3,015
Other assets	178	185
Total other assets	5,315	5,228
Total assets	$53,197	$48,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,548	$11,932
Deferred revenue	7,277	4,704
Pension and retirement plans	518	581
Income taxes payable	53	166
Total current liabilities	22,396	17,383
Pension and retirement plans	12,977	13,441
Other long term liabilities	225	228
Total liabilities	35,598	31,052

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,918 and 3,821 shares, respectively	40	39
Additional paid-in capital	13,278	12,924
Retained earnings	16,150	16,623
Accumulated other comprehensive loss	(11,869)	(11,931)
Total shareholders’ equity	17,599	17,655
Total liabilities and shareholders’ equity	$53,197	$48,707

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Sales:
Product	$18,684	$20,972	$33,322	$37,975
Services	6,632	6,167	11,910	12,840
Total sales	25,316	27,139	45,232	50,815

Cost of sales:
Product	15,878	17,054	28,103	31,290
Services	3,743	3,752	6,982	8,002
Total cost of sales	19,621	20,806	35,085	39,292

Gross profit	5,695	6,333	10,147	11,523

Operating expenses:
Engineering and development	573	790	1,169	1,589
Selling, general and administrative	4,500	4,665	8,458	8,713
Total operating expenses	5,073	5,455	9,627	10,302

Operating income	622	878	520	1,221

Other income (expense):
Foreign exchange gain (loss)	28	(103)	82	(63)
Other expense, net	(11)	(14)	(21)	(26)
Total other income (expense)	17	(117)	61	(89)
Income before income taxes	639	761	581	1,132
Income tax expense	211	258	196	346
Net income	$428	$503	$385	$786
Net income attributable to common stockholders	$410	$480	$357	$756
Net income per share – basic	$0.11	$0.13	$0.10	$0.21
Weighted average shares outstanding – basic	3,724	3,609	3,697	3,589
Net income per share – diluted	$0.11	$0.13	$0.09	$0.20
Weighted average shares outstanding – diluted	3,847	3,730	3,807	3,728

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net income	$428	$503	$385	$786
Other comprehensive income:
Foreign currency translation gain adjustments	(76)	125	62	123
Other comprehensive income (loss)	(76)	125	62	123
Total comprehensive income	$352	$628	$447	$909

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2017:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2016	3,821	$39	$12,924	$16,623	$(11,931)	$17,655
Net income	—	—	—	385	—	385
Other comprehensive income	—	—	—	—	62	62
Exercise of stock options	5	—	15	—	—	15
Stock-based compensation	—	—	249	—	—	249
Restricted stock cancellation	(8)	—	—	—	—	—
Restricted stock issuance	89	1	—	—	—	1
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Cash dividends on common stock ($0.22 per share)	—	—	—	(858)	—	(858)
Balance as of March 31, 2017	3,918	$40	$13,278	$16,150	$(11,869)	$17,599

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2017	March 31, 2016
Cash flows (used in) provided by operating activities:
Net income	$385	$786
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	268	286
Amortization of intangibles	61	65
Loss on sale of fixed assets, net	5	—
Foreign exchange gain (loss)	(82)	63
Non-cash changes in accounts receivable	69	136
Non-cash changes in inventory	81	226
Stock-based compensation expense on stock options and restricted stock awards	249	181
Deferred income taxes	(4)	23
Increase in cash surrender value of life insurance	(50)	(50)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,207)	(3,008)
Decrease in life insurance receivable	413	—
(Increase) decrease in inventories	(1,028)	444
(Increase) decrease in deferred costs	(1,131)	493
(Increase) decrease in refundable income taxes	(3)	44
Increase in other current assets	(278)	(548)
Decrease in other assets	—	25
Increase in accounts payable and accrued expenses	2,821	1,530
Increase (decrease) in deferred revenue	2,786	(715)
Decrease in pension and retirement plans liability	(23)	(164)
Increase (decrease) in income taxes payable	(104)	268
Increase in other long term liabilities	4	4
Net cash (used in) provided by operating activities	(768)	89
Cash flows used in investing activities:
Life insurance premiums paid	(150)	(161)
Purchases of property, equipment and improvements	(178)	(345)
Net cash used in investing activities	(328)	(506)
Cash flows used in financing activities:
Dividends paid	(858)	(833)
Proceeds from issuance of shares under equity compensation plans	106	73
Net cash used in financing activities	(752)	(760)
Effects of exchange rate on cash	(217)	16
Net decrease in cash and cash equivalents	(2,065)	(1,161)
Cash and cash equivalents, beginning of period	13,103	11,181
Cash and cash equivalents, end of period	$11,038	$10,020
Supplementary cash flow information:
Cash paid for income taxes	$272	$28
Cash paid for interest	$75	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

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

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, the calculation of estimated selling price and post-delivery support obligations used for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Amounts in thousands except per share data)
Net income	$428	$503	$385	$786
Less: net income attributable to nonvested common stock	18	23	28	30
Net income attributable to common stockholders	$410	$480	$357	$756

Weighted average total shares outstanding – basic	3,888	3,782	3,986	3,732
Less: weighted average non-vested shares outstanding	164	173	289	143
Weighted average number of common shares outstanding – basic	3,724	3,609	3,697	3,589
Potential common shares from non-vested stock awards and the assumed exercise of stock options	123	121	110	139
Weighted average common shares outstanding – diluted	3,847	3,730	3,807	3,728

Net income per share – basic	$0.11	$0.13	$0.10	$0.21
Net income per share – diluted	$0.11	$0.13	$0.09	$0.20

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three and six months ended March 31, 2017, there were no shares subject to stock options excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. For the three and six months ended March 31, 2016, 30,000 and 33,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value.

4.    Inventories

Inventories consist of the following:

	March 31, 2017	September 30, 2016
	(Amounts in thousands)
Raw materials	$1,552	$1,658
Work-in-process	819	814
Finished goods	4,118	3,108
Total	$6,489	$5,580

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.1 million and $0.1 million as of March 31, 2017 and September 30, 2016, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.1 million and $3.0 million as of March 31, 2017 and September 30, 2016, respectively.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2017	September 30, 2016
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,745)	$(2,807)
Cumulative unrealized loss on pension liability	(9,124)	(9,124)
Accumulated other comprehensive loss	$(11,869)	$(11,931)

7.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The domestic supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. Domestically, the Company also provides for officer death benefits through post-retirement plans to certain officers.  All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$9	$—	$9
Interest cost	93	11	104	146	11	157
Expected return on plan assets	(65)	—	(65)	(92)	—	(92)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain (loss)	91	(1)	90	44	(1)	43
Net periodic benefit cost	$129	$10	$139	$107	$10	$117

Post Retirement:
Service cost	$—	$10	$10	$—	$7	$7
Interest cost	—	10	10	—	11	11
Amortization of net gain (loss)	—	4	4	—	(20)	(20)
Net periodic cost (benefit)	$—	$24	$24	$—	$(2)	$(2)

	For the Six Months Ended March 31,
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$19	$—	$19	$18	$—	$18
Interest cost	188	22	210	297	22	319
Expected return on plan assets	(131)	—	(131)	(190)	—	(190)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain (loss)	182	(2)	180	89	(2)	87
Net periodic benefit cost	$258	$20	$278	$214	$20	$234

Post Retirement:
Service cost	$—	$19	$19	$—	$14	$14
Interest cost	—	22	22	—	21	21
Amortization of net gain (loss)	—	8	8	—	(40)	(40)
Net periodic cost (benefit)	$—	$49	$49	$—	$(5)	$(5)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2017				September 30, 2016
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$73	$73	$—	$—	$86	$86	$—	$—
Pooled funds	7,445	—	7,445	—	7,543	—	7,543	—
Total plan assets	$7,518	$73	$7,445	$—	$7,629	$86	$7,543	$—

8.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
For the three months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$1,993	$2,319	$2,162	$12,210	$16,691	$18,684
Service	1,427	4,069	209	927	5,205	6,632
Total sales	3,420	6,388	2,371	13,137	21,896	25,316
Income (loss) from operations	368	261	(35)	28	254	622
Assets	16,667	17,513	2,864	16,153	36,530	53,197
Capital expenditures	41	43	—	22	65	106
Depreciation and amortization	55	53	2	62	117	172

2016
Sales:
Product	$2,861	$1,389	$1,352	$15,370	$18,111	$20,972
Service	597	4,027	262	1,281	5,570	6,167
Total sales	3,458	5,416	1,614	16,651	23,681	27,139
Income (loss) from operations	(501)	718	(1)	662	1,379	878
Assets	15,353	12,311	2,791	17,793	32,895	48,248
Capital expenditures	17	52	31	55	138	155
Depreciation and amortization	60	42	33	56	131	191

		Technology Solutions Segment
For the six months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$3,520	$4,399	$2,863	$22,540	$29,802	$33,322
Service	2,651	7,128	313	1,818	9,259	11,910
Total sales	6,171	11,527	3,176	24,358	39,061	45,232
Income (loss) from operations	414	158	(241)	189	106	520
Assets	16,667	17,513	2,864	16,153	36,530	53,197
Capital expenditures	58	87	—	33	120	178
Depreciation and amortization	110	91	5	123	219	329

2016
Sales:
Product	$4,811	$3,291	$3,345	$26,528	$33,164	$37,975
Service	1,464	8,799	452	2,125	11,376	12,840
Total sales	6,275	12,090	3,797	28,653	44,540	50,815
Income (loss) from operations	(924)	1,181	(48)	1,012	2,145	1,221
Assets	15,353	12,311	2,791	17,793	32,895	48,248
Capital expenditures	165	119	33	28	180	345
Depreciation and amortization	117	82	38	114	234	351

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the six months ended March 31, 2017, and 2016.

	For the three months ended March 31,				For the six months ended March 31,
	2017		2016		2017		2016
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
					(dollars in millions)
Customer A	$3.7	15%	$5.6	20%	$6.6	14%	$8.4	17%
Customer B	$3.8	15%	$3.8	14%	$6.0	13%	$7.6	15%

In addition, accounts receivable from Customer A totaled approximately $1.7 million, or 7%, and approximately $3.0 million, or 15%, of total consolidated accounts receivable as of March 31, 2017 and September 30, 2016, respectively. Accounts receivable from Customer B totaled approximately $8.7 million, or 36%, and approximately $2.5 million, or 13%, of total consolidated accounts receivable as of March 31, 2017 and September 30, 2016, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of March 31, 2017. No other customers accounted for 10% or more of total consolidated accounts receivable as of March 31, 2017 or September 30, 2016.

Draft 5                        Preliminary & Tentative        For Discussion Purposes Only

9.    Dividends

On January 12, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on February 8, 2017 to shareholders of record as of January 27, 2017, the record date.

On February 23, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 17, 2017 to shareholders of record as of March 3, 2017, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended March 31, 2017

     Our revenues decreased by approximately $1.8 million, or 7%, to $25.3 million for the three months ended March 31, 2017 as compared to $27.1 million for the three months ended March 31, 2016. The decrease in revenue is the result of a decrease of $1.8 million in our TS segment. Our gross margin percentage decreased overall, from 23% of revenues for the three months ended March 31, 2016, to 22% for the three months ended March 31, 2017. Operating income decreased by $0.3 million to $0.6 million for the three month period ended March 31, 2017 as compared to $0.9 million for the three month period ended March 31, 2016 as a result of a $0.6 million decrease in gross profit combined with a change to the product mix, which was partially offset by $0.4 million of lower operating expenses.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	March 31, 2017	% of sales	March 31, 2016	% of sales
	(Dollar amounts in thousands)
Total sales	$25,316	100%	$27,139	100%
Costs and expenses:
Cost of sales	19,621	78%	20,806	77%
Engineering and development	573	2%	790	3%
Selling, general and administrative	4,500	18%	4,665	17%
Total costs and expenses	24,694	98%	26,261	97%
Operating income	622	2%	878	3%
Other income (expense)	17	—%	(117)	—%
Income before income taxes	639	2%	761	3%
Income tax expense	211	1%	258	1%
Net income	$428	1%	$503	2%

Revenues

     Our revenues decreased by approximately $1.8 million to $25.3 million for the three months ended March 31, 2017 as compared to $27.1 million of revenues for the three months ended March 31, 2016. The TS segment revenues decreased by $1.8 million and the HPP segment revenues were relatively unchanged.

HPP segment revenue change by product line was as follows for the three months ended March 31, 2017 and 2016:

			Increase (decrease)
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$1,993	$2,861	$(868)	(30)%
Services	1,427	597	830	139%
Total	$3,420	$3,458	$(38)	(1)%

The decrease in HPP product revenues is primarily attributed to lower Myricom product line sales, partially due to a large shipment in 2016, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in HPP services revenues is primarily attributed to an increase in royalties on high-speed processing boards related to the E2D program shipped for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

TS segment revenue change by product line was as follows for the three months ended March 31, 2017 and 2016:

			Decrease
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$16,691	$18,111	$(1,420)	(8)%
Services	5,205	5,570	(365)	(7)%
Total	$21,896	$23,681	$(1,785)	(8)%

The $1.8 million decrease in TS segment total revenues during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, was the result of decreases in revenues of $3.5 million in our U.S. division, partially offset by increases in our U.K. and Germany divisions of $0.7 million, and $1.0 million, respectively. Product revenues increased by approximately $0.8 million and $0.9 million in our U.K. and Germany divisions, respectively, and decreased by $3.2 million in our U.S. division, which includes a $1.9M decrease in revenue from a major customer that is attributed to the timing of orders from our customer. The $0.4 million decrease in TS segment service revenues during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was the result of a decrease in service revenues in our U.S. division.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the three months ended March 31, 2017 and March 31, 2016:

					Increase (decrease)
	2017	%	2016	%	$	%
	(Dollar amounts in thousands)
Americas	$15,600	62%	$18,886	70%	$(3,286)	(17)%
Europe	8,910	35%	6,509	24%	2,401	37%
Asia	806	3%	1,744	6%	(938)	(54)%
Totals	$25,316	100%	$27,139	100%	$(1,823)	(7)%

The $1.8 million decrease in revenues is primarily attributed to our TS segment. The $3.3 million decrease in revenue from the Americas is primarily the result of the timing of sales to a major customer and the $2.4 million increase in Europe is primarily the result of increased product sales by both our Germany and the U.K divisions.

Gross Margins

     Our gross margin ("GM") decreased by $0.6 million to $5.7 million for the three months ended March 31, 2017 as compared to a gross margin of $6.3 million for the three months ended March 31, 2016. The GM as a percentage of revenue decreased from 23% for the three months ended March 31, 2016 to 22% for the three months ended March 31, 2017 as follows:

	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$2,172	64%	$1,898	55%	$274	9%
TS	3,523	16%	4,435	19%	(912)	(3)%
Total	$5,695	22%	$6,333	23%	$(638)	(1)%

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$782	39%	$1,358	47%	$(576)	(8)%
Services	1,390	97%	540	90%	850	7%
Total	$2,172	64%	$1,898	55%	$274	9%

The overall HPP segment gross margin as a percentage of sales increased to 64% for the three month period ended March 31, 2017 as compared to 55% for the three month period ended March 31, 2016. The 9% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to a favorable mix of high margin Multicomputer royalty revenues and a decreased level of inventory reserve adjustment during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$2,024	12%	$2,560	14%	$(536)	(2)%
Services	1,499	29%	1,875	34%	(376)	(5)%
Total	$3,523	16%	$4,435	19%	$(912)	(3)%

     The overall TS segment gross margin as a percentage of sales decreased to 16% for the three month period ended March 31, 2017 as compared to 19% for the three month period ended March 31, 2016. The 3% decrease in gross margin as a percentage of TS Segment revenues is primarily attributed to having less service revenue in our German division and underutilization of engineering resources in our U.K. division during the three month period ended March 31, 2017 as compared the three month period ended March 31, 2016.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.6 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The current period expenses are primarily for Myricom product engineering expenses incurred in connection with the development of new Myricom products. The cost reduction for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016 is primarily attributed to a reduction in outside consulting expenditures partially offset by increases in personnel costs.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	% of Total	2016	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,231	27%	$1,609	34%	$(378)	(23)%
TS segment	3,269	73%	3,056	66%	213	7%
Total	$4,500	100%	$4,665	100%	$(165)	(4)%

SG&A expenses decreased by $0.2 million, or 4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in HPP segment SG&A expenses is primarily attributed to decreases in variable compensation costs. The increase in the TS segment SG&A expenses is primarily attributed to increases in variable compensation and severance costs in Germany.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2017 and 2016:

	For the three months ended,
	March 31, 2017	March 31, 2016	Increase
	(Amounts in thousands)
Interest expense	$(18)	$(21)	$3
Interest income	1	1	—
Foreign exchange gain (loss)	28	(103)	131
Other income, net	6	6	—
Total other income (expense), net	$17	$(117)	$134

The increase to other income (expenses) for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily driven by the increase of approximately $0.1 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

For the three months ended March 31, 2017, the Company recognized an income tax expense of approximately $211 thousand. The U.S. tax expense is 62% of the income tax expense with Germany primarily accounting for remaining tax expense. The Company's effective tax rate was 33.1% for the quarter ended March 31, 2017 as compared to an effective tax rate of 33.9% for the quarter ended March 31, 2016.

Overview of the six months ended March 31, 2017

Our revenues decreased by approximately $5.6 million, or 11%, to $45.2 million for the six months ended March 31, 2017 as compared to $50.8 million for the six months ended March 31, 2016. Revenues decreased by $5.5 million and $0.1 million in our TS and HPP segments, respectively. We recognized approximately $2.2 million of royalties on high-speed processing boards during the six months ended March 31, 2017 as compared $1.1 million of royalty revenues for the six month period ended March 31, 2016. Revenues in our TS segment decreased by $5.5 million on decreases of $3.4 million and $2.1 million in product and service revenues, respectively, in the six months ended March 31, 2017. Our gross margin percentage decreased overall, from 23% of revenues for the six months ended March 31, 2016, to 22% for the six months ended March 31, 2017. Our operating income decreased by approximately $0.7 million to $0.5 million for the six month period ended March 31, 2017 as compared to $1.2 million for the six months ended March 31, 2016 as a result of a lower gross profit.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended:

	March 31, 2017	% of sales	March 31, 2016	% of sales
	(Dollar amounts in thousands)
Sales	$45,232	100%	$50,815	100%
Costs and expenses:
Cost of sales	35,085	77%	39,292	77%
Engineering and development	1,169	3%	1,589	3%
Selling, general and administrative	8,458	19%	8,713	17%
Total costs and expenses	44,712	99%	49,594	97%
Operating income	520	1%	1,221	2%
Other income (expense)	61	—%	(89)	—%
Income before income taxes	581	1%	1,132	2%
Income tax expense	196	—%	346	1%
Net income	$385	1%	$786	1%

Revenues

     Our revenues decreased by $5.6 million to $45.2 million for the six months ended March 31, 2017 as compared $50.8 million of revenues for the six months ended March 31, 2016. The revenue from our HPP and TS segments decreased by $0.1 million and $5.5 million, respectively. The $5.5 million decrease in our TS segment revenue resulted from decreases of $4.3 million, $0.6 million and $0.6 million in our divisions located in the U.S., Germany, and the U.K., respectively.

HPP segment revenue change by product line was as follows for the six months ended March 31, 2017 and 2016:

			Increase (decrease)
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$3,520	$4,811	$(1,291)	(27)%
Services	2,651	1,464	1,187	81%
Total	$6,171	$6,275	$(104)	(2)%

The decrease in HPP product revenues for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was primarily the result of a decreases in Myricom product line sales, partially due to a large shipment in the prior year. The increase in HPP services revenues for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was the result of recognizing approximately $2.2 million of royalties on high-speed processing boards during the six months ended March 31, 2017 as compared to $1.1 million of royalty revenues related to the E2D program for the six month period ended March 31, 2016. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in two aircraft during the third quarter of fiscal year 2017, which ends June 30, 2017.

TS segment revenue change by product line was as follows for the six months ended March 31, 2017 and 2016:

			Decrease
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$29,802	$33,164	$(3,362)	(10)%
Services	9,259	11,376	(2,117)	(19)%
Total	$39,061	$44,540	$(5,479)	(12)%

The decrease in TS segment revenues for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was the result of decreases of $0.6 million, $0.6 million and $4.3 million in our German, U.K. and U.S.

divisions, respectively. The decreases were primarily the result of $4.0 million and $0.5 million in decreased product revenues from our U.S. and U.K. divisions, respectively, and decreased service revenues of $1.7 million, $0.3 million and $0.1 million in the German, U.S. and U.K. divisions, respectively, which were partially offset by a $1.1 million increase in German product revenues. Revenue attributed to the timing of orders from 2 major customers in the U.S. and Germany declined by $1.8M and $1.6, respectively.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered was as follows for the six months ended March 31, 2017 and 2016:

	For the six Months Ended March 31,				Decrease
	2017	%	2016	%	$	%
	(Dollars in thousands)
Americas	$28,723	64%	$33,180	65%	$(4,457)	(13)%
Europe	15,407	34%	15,505	31%	(98)	(1)%
Asia	1,102	2%	2,130	4%	(1,028)	(48)%
Totals	$45,232	100%	$50,815	100%	$(5,583)	(11)%

The $5.6 million decrease in revenues is primarily attributed to our TS segment. The $4.5 million decrease in revenue from the Americas is primarily the result of the timing of sales to two major customers by our U.S. division, and the $1.0 million decrease in Asia is primarily the result of decreased product sales by our U.K division.

Gross Margins

     Our gross margin decreased by $1.4 million, or 1% of revenues, to $10.1 million for the six months ended March 31, 2017 as compared to a gross margin of $11.5 million for the for the six months ended March 31, 2016 on lower sales volume as follows:

	2017		2016		Increase (decrease)
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$3,932	64%	$3,491	56%	$441	8%
TS	6,215	16%	8,032	18%	(1,817)	(2)%
Total	$10,147	22%	$11,523	23%	$(1,376)	(1)%

The impact of product mix within our HPP segment on gross margin was as follows for the six months ended March 31, 2017 and 2016:

	2017		2016		Increase (decrease)
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,394	40%	$2,103	44%	$(709)	(4)%
Services	2,538	96%	1,388	95%	1,150	1%
Total	$3,932	64%	$3,491	56%	$441	8%

The overall HPP segment gross margin as a percentage of sales increased to 64% for the six month period ended March 31, 2017 as compared to 56% for the six month period ended March 31, 2016. The 8% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to an increase in Multicomputer high margin royalty revenues during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

The impact of product mix within our TS segment on gross margin was as follows for the six months ended March 31, 2017 and 2016:

	2017		2016		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$3,825	13%	$4,582	14%	$(757)	(1)%
Services	2,390	26%	3,450	30%	(1,060)	(4)%
Total	$6,215	16%	$8,032	18%	$(1,817)	(2)%

     The gross margin as a percentage of sales for TS segment product revenues decreased by 1% for the six months ended March 31, 2017 as compared to the prior year period as a result of a decrease in higher gross margin sales for our U.S. division and an increase of relatively lower gross margin product sales for our German division. The 4% decrease of gross margin as a percentage of services sales is the result of a decrease in high margin sales for our German and U.S. divisions.

Engineering and Development Expenses

Engineering and development expenses decreased by $0.4 million to $1.2 million for the six months ended March 31, 2017 as compared to $1.6 million for the six months ended March 31, 2016. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new Myricom products. The cost reduction for the six month period ended March 31, 2017 as compared to the six month period ended March 31, 2016 is primarily attributed to a reduction in outside consulting expenditures partially offset by increases in personnel costs.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the six months ended March 31, 2017 and 2016:

	For the six Months Ended March 31,
	2017	% of Total	2016	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$2,349	28%	$2,826	32%	$(477)	(17)%
TS segment	6,109	72%	5,887	68%	222	4%
Total	$8,458	100%	$8,713	100%	$(255)	(3)%

SG&A expenses decreased by $0.3 million, or 3%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The $0.5 million, or 17%, decrease in HPP segment expenses is primarily attributed to decreases in variable compensation costs, and personnel costs. The $0.2 million, or 4%, increase in TS segment expenses is primarily attributed to higher commissions, variable compensation costs, and audit costs.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2017 and 2016:

	For the six months ended,
	March 31, 2017	March 31, 2016	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(37)	$(43)	$6
Interest income	5	2	3
Foreign exchange income (loss)	82	(63)	145
Other income, net	11	15	(4)
Total other expense, net	$61	$(89)	$150

The increase to other income (expenses) for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 was primarily driven by the increase of approximately $0.1 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

For the six months ended March 31, 2017, the Company recognized an income tax expense of $196 thousand, which is primarily related to profits of $582 thousand in the U.S. and the profit in Germany of $144 thousand. The U.K. had a loss of $146 thousand for the six months. The Company's tax rate for the six month period was 33.7%.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $2.1 million to $11.0 million as of March 31, 2017 from $13.1 million as of September 30, 2016.

Significant sources of cash for the six months ended March 31, 2017 included an increase in accounts payable and accrued expenses of $2.8 million, an increase in deferred revenues of $2.8 million, a decrease in life insurance receivable of $0.4 million, and net income of $0.4 million.

Significant uses of cash for the six months ended March 31, 2017 included an increase in accounts receivable of $5.2 million, an increase in inventories of $1.0 million, dividends paid of $0.9 million, and an increase in deferred costs of $1.1 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $1.9 million as of March 31, 2017 as compared to $6.4 million as of September 30, 2016 and $2.2 million as of March 31, 2016. The decrease in cash is primarily related to the timing of sales toward the end of the second quarter to a large customer with extended payment terms of our Germany division. Offsetting the decrease in cash is a large increase in accounts receivable with no deterioration in the accounts receivable. The impact of this large customer on cash and accounts receivable is a function of the customer's business cycle and consistent with our experience in prior years. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the six months ended March 31, 2017, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to make personnel changes and upgrade systems and processes throughout fiscal year 2017.

Changes in Internal Control over Financial Reporting.

During the six months ended March 31, 2017, management implemented process improvements and made certain changes to upgrade its internal accounting staff and improve operations in our European division in connection with the identified material weakness noted above. During the six months ended March 31, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the six months ended March 31, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2017, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: May 24, 2017	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: May 24, 2017	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the six months ended March 31, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2017 (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith