Form 10-Q
period 2017-06-30
CSP INC /MA/
filed 2017-08-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2017, the registrant had 3,923,583 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,001	$13,103
Accounts receivable, net of allowances of $248 and $240	20,307	18,997
Unbilled accounts receivable	832	567
Inventories, net	9,136	5,580
Deferred costs	2,215	635
Deferred income taxes	1,466	1,331
Other current assets	1,188	1,586
Total current assets	51,145	41,799
Property, equipment and improvements, net	1,547	1,680

Other assets:
Intangibles, net	197	287
Deferred costs	26	18
Deferred income taxes	1,741	1,723
Cash surrender value of life insurance	3,264	3,015
Other assets	187	185
Total other assets	5,415	5,228
Total assets	$58,107	$48,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,484	$11,932
Deferred revenue	6,189	4,704
Pension and retirement plans	523	581
Income taxes payable	331	166
Total current liabilities	26,527	17,383
Pension and retirement plans	13,605	13,441
Other long term liabilities	28	228
Total liabilities	40,160	31,052

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,923 and 3,821 shares, respectively	40	39
Additional paid-in capital	13,440	12,924
Retained earnings	16,415	16,623
Accumulated other comprehensive loss	(11,948)	(11,931)
Total shareholders’ equity	17,947	17,655
Total liabilities and shareholders’ equity	$58,107	$48,707

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales:
Product	$23,512	$20,345	$56,834	$58,320
Services	7,020	6,567	18,930	19,407
Total sales	30,532	26,912	75,764	77,727

Cost of sales:
Product	19,934	16,460	48,037	47,750
Services	3,797	3,247	10,779	11,249
Total cost of sales	23,731	19,707	58,816	58,999

Gross profit	6,801	7,205	16,948	18,728

Operating expenses:
Engineering and development	578	779	1,747	2,368
Selling, general and administrative	5,163	4,573	13,621	13,286
Total operating expenses	5,741	5,352	15,368	15,654

Operating income	1,060	1,853	1,580	3,074

Other income (expense):
Foreign exchange gain (loss)	(14)	(55)	68	(118)
Other expense, net	(13)	(21)	(34)	(47)
Total other income (expense)	(27)	(76)	34	(165)
Income before income taxes	1,033	1,777	1,614	2,909
Income tax expense	338	520	533	866
Net income	$695	$1,257	$1,081	$2,043
Net income attributable to common stockholders	$664	$1,198	$1,035	$1,959
Net income per share – basic	$0.18	$0.33	$0.28	$0.54
Weighted average shares outstanding – basic	3,744	3,618	3,713	3,599
Net income per share – diluted	$0.17	$0.32	$0.27	$0.52
Weighted average shares outstanding – diluted	3,819	3,743	3,811	3,733

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$695	$1,257	$1,081	$2,043
Other comprehensive income:
Foreign currency translation gain adjustments	(79)	21	(17)	144
Other comprehensive income (loss)	(79)	21	(17)	144
Total comprehensive income	$616	$1,278	$1,064	$2,187

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine Months Ended June 30, 2017:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2016	3,821	$39	$12,924	$16,623	$(11,931)	$17,655
Net income	—	—	—	1,081	—	1,081
Other comprehensive income	—	—	—	—	(17)	(17)
Exercise of stock options	5	—	15	—	—	15
Stock-based compensation	—	—	411	—	—	411
Restricted stock cancellation	(8)	—	—	—	—	—
Restricted stock issuance	94	1	—	—	—	1
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Cash dividends on common stock ($0.33 per share)	—	—	—	(1,289)	—	(1,289)
Balance as of June 30, 2017	3,923	$40	$13,440	$16,415	$(11,948)	$17,947

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2017	June 30, 2016
Cash flows provided by operating activities:
Net income	$1,081	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408	445
Amortization of intangibles	90	97
Loss on sale of fixed assets, net	6	23
Foreign exchange gain (loss)	(68)	118
Non-cash changes in accounts receivable	39	103
Non-cash changes in inventories	165	431
Stock-based compensation expense on stock options and restricted stock awards	411	300
Deferred income taxes	(136)	(22)
Increase in cash surrender value of life insurance	(99)	(78)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,509)	(1,017)
Decrease in life insurance receivable	413	—
Increase in inventories	(3,702)	(500)
(Increase) decrease in deferred costs	(1,495)	438
Decrease in refundable income taxes	—	43
Increase in other current assets	(19)	(686)
Decrease in other assets	—	71
Increase (decrease) in accounts payable and accrued expenses	7,489	(708)
Increase in deferred revenue	1,345	707
Decrease in pension and retirement plans liabilities	(14)	(124)
Increase in income taxes payable	169	840
Increase (decrease) in other long term liabilities	(193)	6
Net cash provided by operating activities	4,381	2,530
Cash flows used in investing activities:
Life insurance premiums paid	(150)	(161)
Purchases of property, equipment and improvements	(273)	(486)
Net cash used in investing activities	(423)	(647)
Cash flows used in financing activities:
Dividends paid	(1,289)	(1,250)
Proceeds from issuance of shares under equity compensation plans	106	72
Net cash used in financing activities	(1,183)	(1,178)
Effects of exchange rate on cash	123	(296)
Net increase in cash and cash equivalents	2,898	409
Cash and cash equivalents, beginning of period	13,103	11,181
Cash and cash equivalents, end of period	$16,001	$11,590
Supplementary cash flow information:
Cash paid for income taxes	$469	$37
Cash paid for interest	$75	$85

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Amounts in thousands except per share data)
Net income	$695	$1,257	$1,081	$2,043
Less: net income attributable to nonvested common stock	31	59	46	84
Net income attributable to common stockholders	$664	$1,198	$1,035	$1,959

Weighted average total shares outstanding – basic	3,921	3,797	3,876	3,754
Less: weighted average non-vested shares outstanding	177	179	163	155
Weighted average number of common shares outstanding – basic	3,744	3,618	3,713	3,599
Potential common shares from non-vested stock awards and the assumed exercise of stock options	75	125	98	134
Weighted average common shares outstanding – diluted	3,819	3,743	3,811	3,733

Net income per share – basic	$0.18	$0.33	$0.28	$0.54
Net income per share – diluted	$0.17	$0.32	$0.27	$0.52

All anti-dilutive securities, including certain stock options, are excluded from the diluted income per share computation. For the three and nine months ended June 30, 2017, there were no shares subject to stock options excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value. For the three and nine months ended June 30, 2016, 30,000 and 31,000 shares subject to stock options, respectively, were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive as their exercise price exceeded fair value.

4.    Inventories

Inventories consist of the following:

	June 30, 2017	September 30, 2016
	(Amounts in thousands)
Raw materials	$1,498	$1,658
Work-in-process	748	814
Finished goods	6,890	3,108
Total	$9,136	$5,580

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million and $0.1 million as of June 30, 2017 and September 30, 2016, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.1 million and $3.0 million as of June 30, 2017 and September 30, 2016, respectively.

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30, 2017	September 30, 2016
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(2,824)	$(2,807)
Cumulative unrealized loss on pension liability	(9,124)	(9,124)
Accumulated other comprehensive loss	$(11,948)	$(11,931)

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$9	$—	$9
Interest cost	97	11	108	146	11	157
Expected return on plan assets	(68)	—	(68)	(92)	—	(92)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain (loss)	94	(1)	93	44	(1)	43
Net periodic benefit cost	$133	$10	$143	$107	$10	$117

Post Retirement:
Service cost	$—	$10	$10	$—	$7	$7
Interest cost	—	10	10	—	11	11
Amortization of net gain (loss)	—	4	4	—	(21)	(21)
Net periodic cost (benefit)	$—	$24	$24	$—	$(3)	$(3)

	For the Nine Months Ended June 30,
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$29	$—	$29	$27	$—	$27
Interest cost	285	32	317	442	32	474
Expected return on plan assets	(198)	—	(198)	(281)	—	(281)
Amortization of:
Prior service gain	—	—	—	—	—	—
Amortization of net gain (loss)	276	(3)	273	134	(3)	131
Net periodic benefit cost	$392	$29	$421	$322	$29	$351

Post Retirement:
Service cost	$—	$29	$29	$—	$20	$20
Interest cost	—	33	33	—	32	32
Amortization of net gain (loss)	—	11	11	—	(60)	(60)
Net periodic cost (benefit)	$—	$73	$73	$—	$(8)	$(8)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2017				September 30, 2016
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$71	$71	$—	$—	$86	$86	$—	$—
Pooled funds	7,817	—	7,817	—	7,543	—	7,543	—
Total plan assets	$7,888	$71	$7,817	$—	$7,629	$86	$7,543	$—

8.    Segment Information

The following tables presents certain operating segment information for the three and nine months ended June 30, 2017 and June 30, 2016.

		Technology Solutions Segment
For the three months ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$1,635	$428	$1,748	$19,701	$21,877	$23,512
Service	1,680	3,675	252	1,413	5,340	7,020
Total sales	3,315	4,103	2,000	21,114	27,217	30,532
Income (loss) from operations	388	(282)	58	896	672	1,060
Assets	17,277	16,509	2,078	22,243	40,830	58,107
Capital expenditures	32	17	—	46	63	95
Depreciation and amortization	58	46	2	63	111	169

2016
Sales:
Product	$3,354	$1,074	$1,805	$14,112	$16,991	$20,345
Service	2,248	2,892	325	1,102	4,319	6,567
Total sales	5,602	3,966	2,130	15,214	21,310	26,912
Income (loss) from operations	1,585	(139)	(10)	417	268	1,853
Assets	17,486	13,306	2,641	14,966	30,913	48,399
Capital expenditures	28	30	60	23	113	141
Depreciation and amortization	59	36	39	57	132	191

		Technology Solutions Segment
For the nine months ended June 30,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$5,155	$4,827	$4,611	$42,241	$51,679	$56,834
Service	4,331	10,803	565	3,231	14,599	18,930
Total sales	9,486	15,630	5,176	45,472	66,278	75,764
Income (loss) from operations	802	(124)	(183)	1,085	778	1,580
Assets	17,277	16,509	2,078	22,243	40,830	58,107
Capital expenditures	90	104	—	79	183	273
Depreciation and amortization	168	137	7	186	330	498

2016
Sales:
Product	$8,165	$4,365	$5,150	$40,640	$50,155	$58,320
Service	3,712	11,691	777	3,227	15,695	19,407
Total sales	11,877	16,056	5,927	43,867	65,850	77,727
Income (loss) from operations	661	1,042	(58)	1,429	2,413	3,074
Assets	17,486	13,306	2,641	14,966	30,913	48,399
Capital expenditures	193	149	93	51	293	486
Depreciation and amortization	176	118	77	171	366	542

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine months ended June 30, 2017, and 2016.

	For the three months ended June 30,				For the nine months ended June 30,
	2017		2016		2017		2016
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
					(dollars in millions)
Customer A	$8.2	27%	$3.6	13%	$14.8	20%	$12.0	15%
Customer B	$2.3	7%	$3.1	11%	$8.3	11%	$10.7	14%
Customer C	$1.8	6%	$2.8	10%	$4.1	5%	$4.5	6%

In addition, accounts receivable from Customer A totaled approximately $3.7 million, or 18%, and approximately $3.0 million, or 15%, of total consolidated accounts receivable as of June 30, 2017 and September 30, 2016, respectively. Accounts receivable from Customer B totaled approximately $2.2 million, or 10%, and approximately $2.5 million, or 13%, of total consolidated accounts receivable as of June 30, 2017 and September 30, 2016, respectively. Accounts receivable from Customer C totaled approximately $0.5 million, or 2%, and approximately $0.4 million, or 2%, of total consolidated accounts receivable as of June 30, 2017 and September 30, 2016, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of June 30, 2017. No other customers accounted for 10% or more of total consolidated accounts receivable as of June 30, 2017 or September 30, 2016.

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

On May 24, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 15, 2017 to shareholders of record as of June 1, 2017, the record date.

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

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern (Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern) to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The standard, which applies to annual and interim reporting periods for all entities, requires that management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04 (Topic 350), Intangibles - Goodwill and Other (Simplifying the Test for Goodwill Impairment) to simplify the subsequent measurement of goodwill. The amendments in this update provides for the elimination of Step 2, which required an entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) including those procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update define an impairment loss as the excess of the carrying amount of the intangible assets to the fair value of a reporting unit. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07 (Topic 715), Compensation - Retirement Benefits (Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost) to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring employers disaggregate the service cost component from the other components of net benefit cost. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09 (Topic 718), Compensation - Stock Compensation (Scope of Modification Accounting) to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 in order to reduce both (1) the diversity in practice and (2) the cost and complexity of applying the guidance in Topic 718. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect the implementation of this ASU to have a material impact on our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Results of Operations

Overview of the three months ended June 30, 2017

     Our revenues increased by approximately $3.6 million, or 13%, to $30.5 million for the three months ended June 30, 2017 as compared to $26.9 million for the three months ended June 30, 2016. The increase in revenue is the result of an increase of $5.9 million in our TS segment, partially offset by a $2.3 million decrease in our HPP segment. Our gross margin percentage decreased overall, from 27% of revenues for the three months ended June 30, 2016, to 22% for the three months ended June 30, 2017 due in part to the shift in revenue to the TS segment, which operates at lower gross margins. Operating income decreased by $0.8 million to $1.1 million for the three month period ended June 30, 2017 as compared to $1.9 million for the three month period ended June 30, 2016 as a result of a $404 thousand decrease in gross profit combined with an increase of $389 thousand of higher operating expenses primarily related to higher operating costs in our German division of the TS segment, partially offset by lower engineering costs in the HPP segment.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	June 30, 2017	% of sales	June 30, 2016	% of sales
	(Dollar amounts in thousands)
Total sales	$30,532	100%	$26,912	100%
Costs and expenses:
Cost of sales	23,731	78%	19,707	73%
Engineering and development	578	2%	779	3%
Selling, general and administrative	5,163	17%	4,573	17%
Total costs and expenses	29,472	97%	25,059	93%
Operating income	1,060	3%	1,853	7%
Other expense	(27)	—%	(76)	—%
Income before income taxes	1,033	3%	1,777	7%
Income tax expense	338	1%	520	2%
Net income	$695	2%	$1,257	5%

Revenues

     Our revenues increased by approximately $3.6 million to $30.5 million for the three months ended June 30, 2017 as compared to $26.9 million of revenues for the three months ended June 30, 2016. The TS segment revenues increase of $5.9 million was partially offset by a $2.3 million decrease in our HPP segment.

HPP segment revenue change was as follows for the three months ended June 30, 2017 and 2016:

			Decrease
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$1,635	$3,354	$(1,719)	(51)%
Services	1,680	2,248	(568)	(25)%
Total	$3,315	$5,602	$(2,287)	(41)%

The decrease in HPP product revenues is primarily attributed to lower Multicomputer product shipments and parts sales for the period. The decrease in HPP services revenues is primarily attributed to a decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

TS segment revenue change was as follows for the three months ended June 30, 2017 and 2016:

			Increase
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$21,877	$16,991	$4,886	29%
Services	5,340	4,319	1,021	24%
Total	$27,217	$21,310	$5,907	28%

The $5.9 million increase in TS segment total revenues during the period was primarily the result of an increase in product and service revenues of $5.9 million in our U.S. division. Overall product revenues increased by $4.9 million as a result of a $5.6 million increase in our U.S. division attributed to the timing of orders from two major customers, partially offset by a $0.6 million and a $0.1 million decrease in our Germany and U.K. divisions, respectively. The $1.0 million increase in TS segment service revenues during the period was primarily the result of increases of $0.8 million and $0.3 million in service revenues of our German and U.S. divisions, respectively.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered were as follows for the three months ended June 30, 2017 and June 30, 2016:

					Increase
	2017	%	2016	%	$	%
	(Dollar amounts in thousands)
Americas	$21,663	71%	$19,689	73%	$1,974	10%
Europe	7,839	26%	6,464	24%	1,375	21%
Asia	1,030	3%	759	3%	271	36%
Totals	$30,532	100%	$26,912	100%	$3,620	13%

The $3.6 million increase in revenues is primarily attributed to our TS segment. The $2.0 million increase in revenue from the Americas is primarily the result of increased sales to a major customer of the U.S. division and the $1.4 million increase in Europe is primarily the result of increased sales to a U.S division customer.

Gross Margins

     Our gross margin ("GM") decreased by $0.4 million to $6.8 million for the three months ended June 30, 2017 as compared to a gross margin of $7.2 million for the three months ended June 30, 2016. The GM as a percentage of revenue decreased from 27% for the three months ended June 30, 2016 to 22% for the three months ended June 30, 2017 as follows:

	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$2,411	73%	$3,885	69%	$(1,474)	4%
TS	4,390	16%	3,320	16%	1,070	—%
Total	$6,801	22%	$7,205	27%	$(404)	(5)%

The impact of product mix within our HPP segment on gross margin for the period was as follows:

	2017		2016		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$749	46%	$1,650	49%	$(901)	(3)%
Services	1,662	99%	2,235	99%	(573)	—%
Total	$2,411	73%	$3,885	69%	$(1,474)	4%

The overall HPP segment gross margin as a percentage of sales increased to 73% for the period . The 4% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to a favorable mix of high margin Multicomputer royalty revenues and less inventory write-offs during the period.

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$2,829	13%	$2,235	13%	$594	—%
Services	1,561	29%	1,085	25%	476	4%
Total	$4,390	16%	$3,320	16%	$1,070	—%

     The overall TS segment gross margin as a percentage of sales was unchanged at 16% for the period. The 4% increase in service margins as a percentage of TS segment revenues is primarily attributed to having improved margins in our German and U.S. divisions.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The current period expenses are primarily for Myricom product engineering expenses incurred in connection with the development of new Myricom security products. The lower engineering and development expenses for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is primarily attributed to a reduction in outside consulting expenditures.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2017 and 2016:

	For the three months ended June 30,
	2017	% of Total	2016	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,445	28%	$1,521	33%	$(76)	(5)%
TS segment	3,718	72%	3,052	67%	666	22%
Total	$5,163	100%	$4,573	100%	$590	13%

SG&A expenses increased by $0.6 million, or 13%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in HPP segment SG&A expenses is primarily attributed to decreases in variable compensation costs. The increase in the TS segment SG&A expenses is primarily attributed to increases in variable compensation in our U.S. operations combined with increases in recruiting and severance costs in our German operations.

Other Income/Expenses

The following table details our other income (expense) for the three months ended June 30, 2017 and 2016:

	For the three months ended,
	June 30, 2017	June 30, 2016	Increase
	(Amounts in thousands)
Interest expense	$(18)	$(22)	$4
Interest income	2	1	1
Foreign exchange loss	(14)	(55)	41
Other income, net	3	—	3
Total other expense, net	$(27)	$(76)	$49

The decrease to other expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily driven by the decrease of approximately $41 thousand in the foreign exchange loss on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

For the three months ended June 30, 2017, the Company recognized an income tax expense of approximately $338 thousand. The U.S. tax expense is 100% of the income tax expense with a small benefit from the loss in Germany. The Company's effective tax rate was 32.7% for the quarter ended June 30, 2017 as compared to an effective tax rate of 29.3% for the quarter ended June 30, 2016.

Overview of the nine months ended June 30, 2017

Our revenues decreased by approximately $2.0 million, or 3%, to $75.8 million for the nine months ended June 30, 2017 as compared to $77.7 million for the nine months ended June 30, 2016. Revenues decreased by $2.4 million in our HPP segment, and increased by $0.4 million in our TS segment. We recognized approximately $3.7 million of royalties on high-speed processing boards during the nine months ended June 30, 2017 as compared $3.2 million of royalty revenues for the nine month period ended June 30, 2016. Our gross margin percentage decreased overall, from 24% of revenues for the nine months ended June 30, 2016, to 22% for the nine months ended June 30, 2017. Our operating income decreased by approximately $1.5 million to $1.6 million for the nine month period ended June 30, 2017 as compared to $3.1 million for the nine months ended June 30, 2016 primarily as a result of a lower gross profit.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended:

	June 30, 2017	% of sales	June 30, 2016	% of sales
	(Dollar amounts in thousands)
Sales	$75,764	100%	$77,727	100%
Costs and expenses:
Cost of sales	58,816	78%	58,999	76%
Engineering and development	1,747	2%	2,368	3%
Selling, general and administrative	13,621	18%	13,286	17%
Total costs and expenses	74,184	98%	74,653	96%
Operating income	1,580	2%	3,074	4%
Other income (expense)	34	—%	(165)	—%
Income before income taxes	1,614	2%	2,909	4%
Income tax expense	533	1%	866	1%
Net income	$1,081	1%	$2,043	3%

Revenues

     Our revenues decreased by $2.0 million to $75.8 million for the nine months ended June 30, 2017 as compared $77.7 million of revenues for the nine months ended June 30, 2016.

HPP segment revenue change was as follows for the nine months ended June 30, 2017 and 2016:

			Increase (decrease)
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$5,155	$8,165	$(3,010)	(37)%
Services	4,331	3,712	619	17%
Total	$9,486	$11,877	$(2,391)	(20)%

The decrease in HPP product revenues for the period was primarily the result of a $2.2 million decrease in Myricom product line sales, partially due to a large shipment in the prior year and a $0.8 million decrease in Multicomputer parts shipments. The increase in HPP services revenues for the period was primarily the result of recognizing approximately $3.7 million of royalty revenues on high-speed processing boards related to the E2D program during the nine months ended June 30, 2017 as compared to $3.2 million of royalty revenues for the nine month period ended June 30, 2016. We expect to recognize royalty revenue related to the equivalent number of high-speed processing boards used in two aircraft during the fourth quarter of fiscal year 2017, which ends September 30, 2017.

TS segment revenue change was as follows for the nine months ended June 30, 2017 and 2016:

			Increase (decrease)
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$51,679	$50,155	$1,524	3%
Services	14,599	15,695	(1,096)	(7)%
Total	$66,278	$65,850	$428	1%

The increase in TS segment revenues for the period was the result of an increase of $1.6 million of product revenues in our U.S. division, partially offset by decreases of $0.4 million and $0.8 million in our German and U.K. divisions, respectively. The decreases in our Germany and U.K. divisions were due to decreased service revenues of $0.9 million and $0.2 million in our German and U.K. divisions, respectively, combined with decreased product revenues in the U.K. division of $0.5 million, offset by increased product revenues in Germany of $0.5 million. Revenue attributed to orders from 2 major customers in the U.S. and Germany declined by $1.8 million and $1.6 million, respectively.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered were as follows for the nine months ended June 30, 2017 and 2016:

	For the nine Months Ended June 30,				Increase (decrease)
	2017	%	2016	%	$	%
	(Dollars in thousands)
Americas	$50,385	66%	$52,869	68%	$(2,484)	(5)%
Europe	23,247	31%	21,969	28%	1,278	6%
Asia	2,132	3%	2,889	4%	(757)	(26)%
Totals	$75,764	100%	$77,727	100%	$(1,963)	(3)%

The $2.0 million decrease in revenues is primarily attributed to our HPP segment. The $2.5 million decrease in revenue to the Americas is primarily the result of the timing of sales to two major customers by our U.S. division, and the $0.8 million decrease in Asia is primarily the result of decreased product sales by both our U.K division of our TS segment and our HPP segment. The $1.3 million increase in Europe revenue is primarily due to increased sales by our U.S. division of our TS segment.

Gross Margins

     Our gross margin decreased by $1.8 million, or 2% of revenues, to $16.9 million for the nine months ended June 30, 2017 as compared to a gross margin of $18.7 million for the for the nine months ended June 30, 2016 as follows:

	2017		2016		Decrease
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$6,343	67%	$7,376	62%	$(1,033)	5%
TS	10,605	16%	11,352	17%	(747)	(1)%
Total	$16,948	22%	$18,728	24%	$(1,780)	(2)%

The impact of product mix within our HPP segment on gross margin was as follows for the nine months ended June 30, 2017 and 2016:

	2017		2016		Increase (decrease)
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,143	42%	$3,753	46%	$(1,610)	(4)%
Services	4,200	97%	3,623	98%	577	(1)%
Total	$6,343	67%	$7,376	62%	$(1,033)	5%

The overall HPP segment gross margin as a percentage of sales increased to 67% for the period . The 5% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to an increase in Multicomputer high margin royalty revenues and a reduction in inventory write-offs during the comparative period.

The impact of product mix within our TS segment on gross margin was as follows for the nine months ended June 30, 2017 and 2016:

	2017		2016		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$6,654	13%	$6,817	14%	$(163)	(1)%
Services	3,951	27%	4,535	29%	(584)	(2)%
Total	$10,605	16%	$11,352	17%	$(747)	(1)%

     The gross margin as a percentage of sales for TS segment product revenues decreased by 1% for the period as a result of a decrease in higher gross margin sales for our U.S. division and an increase of relatively lower gross margin product sales for our German division. The 2% decrease of gross margin as a percentage of services sales is the result changes in sales mix for our German and U.S. divisions.

Engineering and Development Expenses

Engineering and development expenses decreased by $0.6 million to $1.7 million for the nine months ended June 30, 2017 as compared to $2.4 million for the nine months ended June 30, 2016. The current year expenses are primarily for Myricom engineering expenses incurred in connection with the development of new Myricom security products. The reduction in engineering and development expenses for the period as compared to the prior year period is primarily attributed to a reduction in outside consulting expenditures partially offset by increases in personnel costs.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the nine months ended June 30, 2017 and 2016:

	For the nine Months Ended June 30,
	2017	% of Total	2016	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$3,794	28%	$4,347	33%	$(553)	(13)%
TS segment	9,827	72%	8,939	67%	888	10%
Total	$13,621	100%	$13,286	100%	$335	3%

SG&A expenses increased by $0.3 million, or 3%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The $0.6 million, or 13%, decrease in HPP segment expenses is primarily attributed to decreases in variable compensation costs, and personnel costs. The $0.9 million, or 10%, increase in TS segment expenses is primarily attributed to higher variable compensation costs, recruiting, severance and audit costs.

Other Income/Expenses

The following table details our other income (expense) for the nine months ended June 30, 2017 and 2016:

	For the nine months ended,
	June 30, 2017	June 30, 2016	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(55)	$(65)	$10
Interest income	8	4	4
Foreign exchange gain (loss)	68	(118)	186
Other income, net	13	14	(1)
Total other income (expense), net	$34	$(165)	$199

The increase to other income (expenses) for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 was primarily driven by the increase of approximately $0.2 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

For the nine months ended June 30, 2017, the Company recognized an income tax expense of $533 thousand, which is primarily related to profits of $1.9 million in the U.S. Our German and U.K. divisions experienced losses of $141 thousand and $91 thousand, respectively, for the nine months ended June 30, 2017. The Company's effective tax rate was 33.0% for the nine months ended June 30, 2017, as compared to 29.8% for the nine months ended June 30, 2016.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $2.9 million to $16.0 million as of June 30, 2017 from $13.1 million as of September 30, 2016.

Significant sources of cash for the nine months ended June 30, 2017 included an increase in accounts payable and accrued expenses of $7.5 million, an increase in deferred revenues of $1.3 million, net income of $1.1 million and a decrease in life insurance receivable of $0.4 million.

Significant uses of cash for the nine months ended June 30, 2017 included an increase in inventories of $3.7 million, an increase in accounts receivable of $1.5 million, an increase in deferred costs of $1.5 million, and dividends paid of $1.3 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $6.0 million as of June 30, 2017 as compared to $6.4 million as of September 30, 2016. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through lines of credit, the equity markets, or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional financing, we may not be able to complete the development or enhancement of our products, take advantage of future opportunities, respond to competition or continue to effectively operate our business.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described below in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the nine months ended June 30, 2017, management took additional action to upgrade our international accounting staff and improved accounting operations in our European divisions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to make personnel changes and upgrade systems and processes throughout fiscal year 2017.

Changes in Internal Control over Financial Reporting.

During the nine months ended June 30, 2017, management implemented process improvements and made certain changes to upgrade its internal accounting staff and improve operations in our European division in connection with the identified material weakness noted above. During the nine months ended June 30, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2017, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: August 14, 2017	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: August 14, 2017	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2017 (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith