Form 10-K
period 2017-09-30
CSP INC /MA/
filed 2017-12-22
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $36,981,362 based on the closing sale price of $10.42 as reported on the Nasdaq Global Market.

As of December 22, 2017, we had outstanding 3,924,109 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “should,” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to be correct, and  actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in this Annual Report.

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

CSP Inc. (“CSPI” or “the Company” or “we” or “our”) was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of our commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security and managed services, purpose built network adapters, and high-performance cluster computer systems.

Segments

CSPI operates in two segments; High Performance Products ("HPP") and Technology Solutions ("TS").

HPP Segment

•
The HPP segment revenue has four distinct product lines: (i) our Multicomputer product portfolio of computing systems for digital signal processing ("DSP") applications within the defense markets, (ii) our Myricom® ARC Series product line of network Ethernet adapters that are offered to both commercial and government customers, (iii) our Myricom nVoy Series solution for OEM and end customers and (iv) our ARIA™ Software Defined Security (SDS) platform of solutions which are also offered to commercial, OEM and government customers.

•
Our Multicomputer revenue flows from a modest number of existing high-value customers that support the deployment and maintenance of systems utilized by domestic and foreign government entities. In 2016, the Company decided to no longer design and develop new systems for the defense market and is not expected to participate in the next generation of defense systems and applications. Instead, the Company has focused on servicing the existing product line. As a result, the revenue from these products as a percentage of overall Company revenue is expected to decline over time as we focus on the growth of our Myricom and ARIA security solutions, as well as TS division service lines.

•
Our Myricom ARC Series product portfolio derives its revenue flow from a line of network Ethernet adapters purchased by a wide range of customers in three specialized markets: (i) packet capture, (ii) financial transactions and

(iii) the storage interconnect market. Our primary customers in the packet capture market include government agencies that want the ability to capture, inject, and analyze network traffic at line rate, and original equipment manufacturers ("OEM") selling into vendors of computer security appliances. Our customers in the financial transactions market include banks, brokerages, and other trading firms looking for low latency adapters with value-added features specifically tied to market data feeds. Our storage interconnect market customers are primarily in the film industry using our adapters for film editing.

•
Our Myricom nVoy solution will obtain revenue from a packet broker and packet recorder deployed as part of an overall data security environment. Our primary customers will be commercial end-users in regulated markets that require a data breach detection and notification system to augment their already installed network security infrastructure. We believe the product line will also be attractive to value added services providers looking to sell a broad set of security services.

•
Our ARIA Software Defined Security (SDS) product set is a new portfolio that will derive its revenues from security software applications that can be deployed on servers on enterprise premises, in data centers and within the Public Cloud, purchased by a wide range of customers across multiple markets. Our primary customers will be commercial customers and government agencies that have critical applications and data that must be protected from exposure and breach. We believe the product line will also be attractive to value added services providers looking to sell a broad set of security services and OEMs leveraging our capabilities to offer a broader set of security product solutions.

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

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2017 and 2016. Additional segment and geographical information is set forth in Note 14 to our financial statements.

Segment	2017	%	2016	%
	(Dollar amounts in thousands)
HPP	$13,844	12%	$16,342	16%
TS	97,638	88%	87,025	84%
Total Sales	$111,482	100%	$103,367	100%

HPP Segment

Products and Services

In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized cyber security services, networking and signal processing.

Products

Our Multicomputer product portfolio includes the 2000 SERIES VME and 3000 SERIES VXS systems. The 2000 SERIES products, based on PowerPC RISC processors with AltiVec™ technology, high-speed memory and Myrinet-2000™ cluster interconnect are in deployment by customers in the aerospace, commercial and defense markets. The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, targets high performance DSP, signal intelligence (“SIGINT”), radar and sonar applications in airborne, shipboard and unmanned aerial vehicle (“UAV”) platforms where space, power and cooling are at a premium. The HPP segment continues to ship and repair existing products to its customer base and support an installed base of DSP systems.

Our Myricom ARC Series product line includes 10G Ethernet adapters and associated network adapter software for Linux, Windows, Mac OS X and VMware ESX that we acquired through an asset purchase on November 4, 2013. The acquired line of network 10G Ethernet adapters, continues to meet the critical requirements of performance, multi-platform compatibility, software vendor approval, and maturity required in the media and entertainment market. Our ARC Series adapters are a preferred choice for media editors as they have been tested and qualified for use with the Avid® MediaCentral™ Platform and similar software packages popular among media editors. Our current generation of the ARC Series adapters is based on field-programmable gate array ("FPGA") technology and purpose built for complex and demanding applications including automated trading and network monitoring. We introduced the ARC Series with DBL™ (“DBL”) to the market during fiscal year 2015. DBL offers the ultra-low latency requirements of the high frequency trading market. However, adoption of the ARC Series with DBL product line was less than expected with limited success in Windows operating system environments. As a result, while we will continue to support DBL, we shifted focus of development resources to our ARC Series with Sniffer10G software to continue supporting the packet capture market during fiscal year 2017. Likely customers include enterprise and government customers seeking the ability to perform thorough inspection of network traffic to provide better detection of cyber threats enabled by 100% lossless packet capture and packet injection, such as required for network surveillance, including lawful intercept, deep packet inspection for use by Intrusion Detection Systems (IDS), forensic tools, and denial of service (DDoS) defense applications. The latest product, the Myricom ARC Series Secure Intelligent Adapter (SIA) will provide, when available, more flexible and powerful compute capabilities and specialty hardware to handle advanced encryption functions. The SIA will run the ARIA Software Defined Security (SDS) platform applications, as well as provide an environment for our OEM and Services partners to run their own applications upon.

Also sold under the Myricom brand, our nVoy Series is comprised of a 100G Packet Broker and 10G Packet Recorder, as well as specialized software. These products were introduced to the market during fiscal year 2017 and likely customers are end-users responsible for network and/or data security in their organizations. Since all organizations have data security needs, the market for nVoy Series is potentially broad; however, we believe that nVoy is best suited for and its primary market will be mid to enterprise-sized companies in regulated industries such as banking, finance, insurance, retail and state and local government. These markets are under tremendous pressure to comply with data privacy regulations that are widespread across 49 of the U.S states as well as internationally. The nVoy solution assists customers in meeting compliance requirements related to notifying regulators and entities impacted by a potential breach. The nVoy’s capabilities of monitoring specified critical assets and automatically matching intrusion alerts generated by an organizations firewall or intrusion detection system (IDS) against those assets, as well as disseminating an email containing an extraction file of all conversations, enables information security resources to immediately start the breach investigative process thus reducing the breach response time, as well as assist in forensic analysis and incident auditing.

Our ARIA SDS platform, when available, will include a variety of lightweight cyber security software applications that can be deployed upon bare metal servers, virtual machines (VMs) and/or container compute environments. These applications include the ability to automatically implement and enforce security polices, which determine which applications can access which data and how. ARIA will have a combination of features sold as “security services” and these product sets will be priced separately and offered as part of an annual subscription priced software as a service (SaaS) offering. Note that this is a product solution, not a cloud-based service offering. The intent is to allow these ARIA software instances (SDSi) to run not only within a data center server based VMs and/or containers, but also within public cloud instances. The ARIA SDSi can be deployed across an organization’s enterprise as widespread or selectively as desired. ARIA SDSi will detect and programmatically execute the appropriate services feature set which is controlled through ARIA's services orchestrator ("SDSo"). The SDSo is the backbone of SDS platform and will be offered on a SaaS annual subscription basis and required to launch the purchased SDSi’s. ARIA products will also charge annual support fees. ARIA will lend itself to a set of professional services that can be provided by CSPi and/or its partners.

Royalties

We license the design of certain of our 2000 SERIES computer processor boards and switched interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that the licensee produces that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

Our focus for fiscal 2018 and beyond is to continue our support of established products and the substantial investment in development, evaluation, and system deployments made by government entities with support requirements that often extend beyond twenty years.

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

Packet Capture Market

Myricom Sniffer10G software, running on ARC Series Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low host-CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis; test, measurement and packet generation; deep packet inspection (DPI); and as a critical technology component within Intrusion Detection Systems (IDS), forensic tools and distributed denial-of-service (DDoS) defense appliances.

Storage Interconnect Market

Myricom ARC Series network adapters are used in a wide range of applications that connect to storage subsystems using Ethernet. Most of these customers are using content creation applications requiring high performance networking from the storage system to video editing work stations. We also have customers in the supercomputing market and building cable head ends for video distribution. These adapters with the Myri10GE software deliver best in class throughput performance for Ethernet controllers.

Security Products Market

The Myricom nVoy solution is expected to be used by companies who wish to automatically monitor, and record packet level traffic to and from their most critical data assets, including those that store personally identifiable information (PII.) These capabilities are best suited to information security resources who need a means to quickly identify and validate a potential breach in order to meet compliance regulations; yet, taking this one step further, they desire immediate notification of any breach in order to minimize breach impact. This is critical due to the changing regulatory climate that requires improvement in the ability to react to breaches within a few days and thereby minimize damage. Using traditional techniques can take weeks to months to detect and determine the full scope of a breach. Given the increase in occurrences and sophistication of cyber breaches, the ability to properly identify and react to breaches has been getting worse. nVoy can be deployed to help reduce that time, and improve the accuracy of records breached to meet these new regulations. Value added resellers (VARs) will find nVoy of interest to flesh out their portfolio of security products and services and weed out less effective tools and processes in their customer environments.

The ARIA SDS software platform is expected to be sold across commercial, and state and local education divisions (SLED) vertices that focus on developing/running their own software applications - known as DevOps. These customers are changing the way they develop, rollout and operate their applications; these applications require a set of security capabilities that allow these DevOps groups to roll their applications out quickly but securely. The Myricom Secure Intelligent Adapter (SIA) can be added to current server and VM deployments, which will allow CPU intensive security processes, such as ARIA’s encryption services to be added, but offloaded from the server CPU cores. This will provide secure but optimized production application performance while preserving the life of these server deployments. In particular, ARIA SDS will allow such service providers the ability to operationalize their security services quickly and efficiently both critical for success. Naturally, OEMs are the other security products providers who need to solve particular problems such as adding new features and solving performance issues. These OEMs may reference sell the products to be directly resold through Independent Software Vendor channels to the end customers in these markets.

Competition

The markets for our security products segment are very competitive. Customer requirements coupled with advances in technology will drive our efforts to continuously develop new feature capabilities. Applications expertise, product innovation, strong technical support and dedicated customer service allow us to compete as a provider of high-performance products and solutions.

Our primary direct competitors for the security products are traditional large security vendors including companies like: Dell, IBM, and to a lesser degree Intel, among others. In specific application areas, we also compete with traditional approaches to detecting breaches and/or applying 3rd party advanced security features. For breach detection, this includes firewall manufacturers such as Palo Alto or Cisco, and on the packet broker, Gigamon, Ixia as well as others. Competitors for SDS encryption include applications and appliances as provided by Talus and HPE’s Voltaic group plus others. Illumio for micro-segmentation capabilities, and other traditional end point security vendors that attempt to set security policies on containers and VMs. Intel’s chip level security functions highlighted on their product roadmap may provide more functionality that their market competitors could attempt to leverage, but this also opens up further opportunities for our ARIA SDS solution to leverage its functionality as well. We will be attractive to customers who need a combination of advanced protection features but who also require optimized application performance. Security adapter products will also leverage previous generation Myricom ARC Series network adapter capabilities that include advanced filtering, support for kernel bypass technologies, 100% lossless packet capture, as well as precision time stamping, combined with new capabilities to offer a variety of security service combinations that our customers can put to use.

Manufacturing, Assembly and Testing

Currently, all Multicomputer products are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third party vendors.

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

Currently, Myricom products, including nVoy and ARC Series are shipped to our customers directly from our plant in Lowell, Massachusetts. The packet recorder and packet broker appliances are sourced from third party partners and resold under the CSPi name, combined with CSPi provided software. Our network adapters are designed by us and fabricated by outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

ARIA SDS software will be downloaded and licensed from servers or content delivery services controlled by CSPi. These can be sold in conjunction with the SIA, which may be preloaded with appropriate ARIA SDS software images. Licensing will be handled by the ARIA SDSo which will be accessible by CSPi’s licensing severs to allow proper flexible services feature set activation and payment.

We provide a warranty covering defects arising from the sale of Multicomputer and Myricom products, which varies from 90 days to three years, depending upon the particular unit in question.

Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as NXP, Inc. for PowerPC processors for our 2000 SERIES and our 3000 SERIES VXS products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast, we do not consider the risk of interruption of supply to be significant, therefore we expect to meet our projected sales obligations over the near term, because we have adequate inventory on hand and/or our current requirements can be met in the existing supply chain.

Research and Development

For the year ended September 30, 2017, our expenses for R&D were approximately $2.4 million compared to approximately $3.0 million for fiscal year 2016. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2017 involved development of the ARIA SDS product set, and enhancements to our Myricom products, in which we expect to continue to make investments related to the development of new hardware adapter products and the ARIA SDS software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by reducing latency, improving precision time stamping capabilities, and adding features, such as enhanced arbitration, to deliver products fine-tuned to meet the needs of our markets.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have two pending patents for the ARIA software and will be pursuing additional patent rights over time.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $0.8 million at September 30, 2017 as compared to $4.9 million at September 30, 2016. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship within the next twelve months from September 30, 2017.

 TS Segment

Products and Services

Integration Solutions

In the TS segment, we focus on value-added reseller ("VAR") integrated solutions including third-party hardware, software and technical computer-related consulting services and managed services. Our value proposition is our ability to integrate diverse third-party components together into a complete solution to install the system at the customer site and to offer high value IT consulting services to deliver solutions.

Third-Party Hardware and Software

Our wholly-owned subsidiary, Modcomp, sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications and IT security hardware and software solutions. Our key offerings include products from HPE, Cisco Systems, IBM, Juniper Networks, Citrix, Dell, Intel, VMWare, Fortinet, Microsoft and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses (“SMBs”) and large enterprise businesses (“LEBs”) with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMBs and LEB customers across all industries.

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

•
Enterprise security intrusion prevention, network access control and unified threat management. Using third-party products from companies like Checkpoint, Palo Alto, Aruba Networks, Juniper Networks and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.

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

Managed and Cloud Services

As consumption models continue to evolve in our industry Modcomp has developed a robust managed & cloud services offering to provide alternative solutions to traditional capital expenditure investments in IT solutions and IT operations for our clients. Our value is to provide an elastic offering that will also the client to scale and consume these offerings with monthly billing options that help control costs and provide economies of scale.

We provide managed and cloud services in the following areas:

•
Proactive monitoring and remote management of IT Infrastructure that includes network (both wired and wireless), data center (which includes compute, storage and virtualization), desktops, unified communications platforms and security.

•	Managed Collaboration solutions (voice and video), resale of Cisco Webex and SPARK under annuity program.

•	Managed Security (firewall, endpoint protection, malware, anti-virus and SIEM).

•	Managed BackUp and Replication.

•	Cloud services that include Microsoft Office 365, Azure, Greencloud and Amazon Web Services.

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

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $12.7 million at September 30, 2017, as compared to $10.9 million at September 30, 2016. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third- party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2018.

Significant Customers

See Note 14 in the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2017 and 2016.

Employees

On September 30, 2017, we had approximately 200 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2017, two customers accounted for approximately $33.2 million in revenue, or 30% of our total revenues for the fiscal year. A significant reduction in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We depend on key personnel and skilled employees and face competition in hiring and retaining qualified employees.

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management personnel or other key employees are subject to any employment contracts except Victor Dellovo, our Chief Executive Officer and President. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with the skills that keep pace with continuing changes in our industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy or grow our client base. There can be no assurance that we will be successful in retaining current or future employees.

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a significant portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 6% of our total revenue in fiscal year 2017 and 6% of our total revenue in fiscal year 2016 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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
We market and sell our products in certain international markets and we have established operations in the U.K. and Germany. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 37% and 31% of our total revenue for the fiscal years ended September 30, 2017 and 2016, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

Systems failures may disrupt our business and have an adverse effect on our results of operations.
Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients and reputational harm as a security provider. Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will avoid such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
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

We may be unsuccessful in protecting our intellectual property rights which could result in the loss of a competitive advantage.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products develop similar technology independently or otherwise obtain and use information that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Furthermore, with respect to our issued patents and patent applications, we cannot assure that patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Our need for continued or increased investment in research and development may increase expenses and reduce our profitability.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future.

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.

We have experienced fluctuations in operating results in large part due to the sale of products and services in relatively large dollar amounts to a relatively small number of customers. Customers specify delivery date requirements that coincide with their need for our products and services. Because these customers may use our products and services in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. As such, we have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing, inventory, and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Thus, results of operations in any period should not be considered indicative of the results to be expected for any future period.

High quarterly book-ship ratios may pressure inventory and cash flow management, necessitating increased inventory balances to ensure quarterly revenue attainment. Increased inventory balances tie up additional capital, limiting our operational flexibility. Some of our customers may have become conditioned to wait until the end of a quarter to place orders in the expectation of receiving a discount. Customers conditioned to seek quarter-end discounts increase risk and uncertainty in our financial forecasting and decrease our margins and profitability.

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;

•	delays in shipping hardware and software;

•	delays in acceptance testing by customers;

•	a change in the mix of products sold to our served markets;

•	changes in customer order patterns;

•	production delays due to quality problems with outsourced components;

•	inability to scale quick reaction capability products due to low product volume;

•	shortages and costs of components;

•	the timing of product line transitions;

•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;

•	inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;

•	potential asset impairment, including goodwill and intangibles, or restructuring charges; and

•	changes in estimates of completion on fixed price service engagements.

In addition, from time to time, we have entered into contracts, referred to as development contracts, to engineer a specific solution based on modifications to standard products. Gross margins from development contract revenues are typically lower than gross margins from standard product revenues. We intend to continue to enter into development contracts and anticipate that the gross margins associated with development contract revenues will continue to be lower than gross margins from standard product sales.

Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities and marketing programs. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations will likely be adversely affected. Further, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and changes in estimates in subsequent periods could cause our results of operations to fluctuate.

Changes in regulations could materially adversely affect us.

Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting which in 2015, 2016 and 2017, we determined have not been effective due to a material weakness described below. If we have a material weakness in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline. As of September 30, 2017, we have identified a material weakness in connection with controls over revenue recognition in foreign subsidiaries. See Item 9A "Controls and Procedures" else where in this document.

If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.

If we experience a local or regional disaster or other business continuity problem, such as a hurricane, earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we attempt to grow our operations, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases.

If we suffer any data breaches involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.

We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.

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

Our management identified a material weakness in internal controls over financial reporting as of September 30, 2017. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting at our foreign subsidiaries, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness, which was first identified in fiscal year 2015, was in connection with our controls over the revenue recognition process, specifically that revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control deficiency amounted to a material weakness in our internal controls over financial reporting. As a result, we have concluded that the Company’s internal control over financial reporting are not effective as of September 30, 2017. Although we have implemented changes to our internal controls over financial reporting during the past three years, at this time we cannot conclude that the material weakness has been remediated.

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control over financial reporting or disclosure controls and procedures, or provide reliable financial statements or SEC reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

Listed below are our principal facilities as of September 30, 2017. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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

	2017		2016
Fiscal Year:	High	Low	High	Low
1st Quarter	$11.95	$7.89	$7.18	$5.28
2nd Quarter	11.35	8.25	6.95	5.36
3rd Quarter	11.23	10.00	9.09	5.92
4th Quarter	11.20	9.61	10.95	8.00

Stockholders.    We had approximately 76 holders of record of our common stock as of December 22, 2017. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,783.

Dividends.   For the fiscal years ended September 30, 2017 and 2016, the Company declared and paid cash dividends as follows:

Fiscal Year	Date Declared	Record Date	Date Paid	Amount Paid Per Share
2016	12/23/2015	12/31/2015	1/11/2016	$0.11
2016	2/16/2016	2/26/2016	3/11/2016	$0.11
2016	5/11/2016	5/27/2016	6/10/2016	$0.11
2016	8/18/2016	8/31/2016	9/9/2016	$0.11
2017	1/12/2017	1/27/2017	2/8/2017	$0.11
2017	2/23/2017	3/3/2017	3/17/2017	$0.11
2017	5/24/2017	6/1/2017	6/15/2017	$0.11
2017	8/14/2017	8/21/2017	9/5/2017	$0.11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

Overview of Fiscal 2017 Results of Operations

Revenue increased by approximately $8.1 million, or 8%, to $111.5 million for the fiscal year ended September 30, 2017 versus $103.4 million for the fiscal year ended September 30, 2016.

Our gross profit margin percentage decreased overall, from 24% of revenues for the fiscal year ended September 30, 2016 to 23% for the fiscal year ended September 30, 2017.

We generated operating income of approximately $3.8 million for both fiscal years ended September 30, 2017 and September 30, 2016.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

	September 30, 2017	% of sales	September 30, 2016	% of sales
	(Dollar amounts in thousands)
Sales	$111,482	100%	$103,367	100%
Costs and expenses:
Cost of sales	85,992	77%	78,326	76%
Engineering and development	2,362	2%	2,984	3%
Selling, general and administrative	19,356	17%	18,256	18%
Total costs and expenses	107,710	97%	99,566	96%
Operating income	3,772	3%	3,801	4%
Other income (expense), net	21	—%	(201)	—%
Income before income taxes	3,793	3%	3,600	3%
Income tax expense	1,287	1%	996	1%
Net income	$2,506	2%	$2,604	3%

Revenues

Revenue increased by approximately $8.1 million, or 8%, to $111.5 million for the fiscal year ended September 30, 2017 versus $103.4 million for the fiscal year ended September 30, 2016. Our HPP segment revenue decreased by approximately $2.5 million primarily due to a decline of $2.3 million in the Myricom product revenue, and a $1.3 million decline in Multicomputer product revenues, partially offset by $1.1 million increase in royalty revenues. Our TS segment revenue increased by approximately $10.6 million from increases of $4.1 million, $3.5 million and $3.0 million in our U.S., U.K. and Germany divisions, respectively.

HPP segment revenue change by product and services lines for the fiscal years ended September 30 were as follows :

(Dollar amounts in thousands)			Increase (decrease)
	2017	2016	$	%
Product	$7,608	$11,190	$(3,582)	(32)%
Services	6,236	5,152	1,084	21%
Total	$13,844	$16,342	$(2,498)	(15)%

The HPP segment revenue decrease of $2.5 million is primarily attributed to $2.3 million sales decline in the Myricom legacy Ethernet adapters with no significant increase in the FPGA products. There was also a $1.3 million decrease in Multicomputer product sales. The HPP segment's service revenue increase was due to additional royalty revenues related to the E2D program.

TS segment revenue change by product and services lines for the fiscal years ended September 30 were as follows:

(Dollar amounts in thousands)			Increase
	2017	2016	$	%
Product	$77,067	$66,645	$10,422	16%
Services	20,571	20,380	191	1%
Total	$97,638	$87,025	$10,613	12%

The TS segment total revenue increased in the U.S., U.K, and Germany divisions as previously noted. The $10.4 million increase in TS segment product revenue is attributed to increases of $3.3 million, $3.7 million and $3.4 million in our U.S., U.K, and Germany divisions, respectively. The $0.2 million service revenue increase is related to an increase in the U.S. division of $0.8 million, partially offset by decreases in Germany of $0.5 million and the U.K. of $0.1 million.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

(Dollar amounts in thousands)
	For the years ended September 30,				Increase (decrease)
	2017	%	2016	%	$	%
Americas	$69,982	63%	$71,115	69%	$(1,133)	(2)%
Europe	37,498	34%	27,960	27%	9,538	34%
Asia	4,002	4%	4,292	4%	(290)	(7)%
Totals	$111,482	100%	$103,367	100%	$8,115	8%

The large increase in Europe was largely due to the multinational customer sales in our U.K. division for some of our U.S. based customers.

Gross Margins

     Our gross margins increased by approximately $0.5 million to $25.5 million in fiscal year 2017 as compared to gross margins of $25.0 million in fiscal year 2016.

The following table summarizes gross margin ("GM") changes by segment for fiscal years 2017 and 2016:

(Dollar amounts in thousands)
	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$9,345	68%	$10,111	62%	$(766)	6%
TS	16,145	17%	14,930	17%	1,215	—%
Total	$25,490	23%	$25,041	24%	$449	(1)%

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

(Dollar amounts in thousands)
	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$3,249	43%	$5,072	45%	$(1,823)	(2)%
Services	6,096	98%	5,039	98%	1,057	—%
Total	$9,345	68%	$10,111	62%	$(766)	6%

The overall HPP segment gross margins as a percentage of sales increased to 68% in fiscal year 2017, from 62% in fiscal year 2016. The 6% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to the impact of an increase of $1.1 million in high margin Multicomputer royalty revenues, which was partially offset by a decrease in lower margin HPP product revenues of approximately $3.6 million.

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

(Dollar amounts in thousands)
	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$10,124	13%	$9,224	14%	$900	(1)%
Services	6,021	29%	5,706	28%	315	1%
Total	$16,145	17%	$14,930	17%	$1,215	—%

     The overall TS segment gross margin as a percentage of sales was unchanged at 17% for the period. For fiscal year 2017 compared to fiscal year 2016, the $0.9 million increase in our TS segment product gross margins resulted from increased product revenues in all three divisions. The $0.3 million increase in the TS segment service gross margins resulted from a combination of increased service revenues of approximately $0.2 million combined with a general increase in overall service revenue margins from the MSP business.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the fiscal years ended September 30, 2017 and 2016:

(Dollar amounts in thousands)
	For the years ended September 30,
	2017	% of Total	2016	% of Total	$ Decrease	% Decrease
By Operating Segment:
HPP	$2,362	100%	$2,984	100%	$(622)	(21)%
TS	—	—%	—	—%	—	—%
Total	$2,362	100%	$2,984	100%	$(622)	(21)%

The $0.6 million decrease in engineering and development expenses in the HPP segment resulted from transitioning from the external development of our latest generation Myricom products in fiscal year 2016 to the internal development of our ARIA Software Defined Security ("SDS") product set in fiscal year 2017. The fiscal year 2017 expenses are primarily for engineering expenses incurred in connection with the development of the nVoy and ARIA SDS products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2017 and 2016:

(Dollar amounts in thousands)
	For the years ended September 30,
	2017	% of Total	2016	% of Total	$ Increase (decrease)	% Increase (decrease)
By Operating Segment:
HPP	$5,516	28%	$5,663	31%	$(147)	(3)%
TS	13,840	72%	12,593	69%	1,247	10%
Total	$19,356	100%	$18,256	100%	$1,100	6%

For fiscal year 2017 compared to fiscal year 2016, the HPP segment SG&A spending decrease of $0.1 million is primarily attributed to decreases in variable compensation costs of approximately $0.5 million partially offset by increases in outside consulting expenses of approximately $0.3 million. In fiscal year 2016, we had a net gain of $0.4 million on insurance proceeds from an officer life insurance policy and a $0.3 million decrease in the cash surrender value of the underlying officer's life insurance policies. For fiscal year 2017 compared to fiscal year 2016, the TS segment SG&A spending increase of approximately $1.2 million is substantially the result of an increase in our U.S. division of $0.4 million primarily attributed to variable selling expenses and additional engineering and sales hires, combined with spending increases of $0.1 million and $0.7 million in our U.K. and German divisions, respectively. The spending increase in Germany is primarily attributed to selling expenses and the increase in the U.K. is attributed to administrative costs.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2017 and 2016:

(Dollar amounts in thousands)
	For the years ended September 30,
	2017	2016	Increase (decrease)
Interest expense	$(76)	$(87)	$11
Interest income	11	7	4
Foreign exchange loss	(3)	(134)	131
Other income, net	89	13	76
Total other income (expense), net	$21	$(201)	$222

 Income Taxes

The Company recorded an income tax expense of approximately $1.3 million, which reflected an effective tax expense rate of 33.9% for the year ended September 30, 2017, which was lower than the statutory rate due in part to the tax benefit from research and development credits. For the year ended September 30, 2016, the income tax expense was approximately $1.0 million, which reflected an effective tax rate of 27.7%. The lower effective tax rate for 2016 as compared to the statutory rate was due in part to a large research and development credit.

As of September 30, 2017, management assessed the positive and negative evidence in the U.S operations, and estimated that we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized in recent fiscal years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors that we considered are the likelihood for continued royalty income in future years, new product revenue from cyber security products, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2017, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if there is objective negative evidence in the form of cumulative losses. On December 20, 2017, the Tax Cuts and Jobs Act bill was passed by Congress. Once the bill is signed into law, the change in the tax law will lower our overall tax rate and reduce our deferred taxes and will be treated as a discrete item in the quarter enacted. We will still need to assess the effect of the new law when enacted on our effective tax rate.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $0.8 million to $13.9 million as of September 30, 2017 from $13.1 million as of September 30, 2016. At September 30, 2017, cash equivalents totaled $0.5 million of this amount.

Significant sources of cash for the year ended September 30, 2017 included net income of approximately $2.5 million, an increase in accounts payable and accrued expenses of approximately $6.5 million, an increase in deferred revenues of approximately $1.2 million, and a decrease in life insurance receivables of approximately $0.4 million. Partially offsetting these sources of cash were an increase in accounts receivable of approximately $8.1 million, payment of dividends of approximately $1.7 million, an increase in deferred costs of approximately $0.8 million, and an increase in inventories of approximately $0.4 million.

Cash held by our foreign subsidiaries located in Germany and the U.K. totaled approximately $4.6 million as of September 30, 2017 and $6.4 million as of September 30, 2016. This cash is included in our total cash and cash equivalents reported above. We consider this cash to be permanently reinvested into these foreign locations to support their operations and growth.

As of September 30, 2017 and September 30, 2016, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company had no amounts outstanding under the line of credit during the fiscal years ending September 30, 2017 and 2016.

As of September 30, 2017 and September 30, 2016, the Company also maintained an inventory line of credit that may be used by the TS segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements for the inventory line of credit contain financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2017 and September 30, 2016, Company borrowings under the inventory line of credit, which is included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets, were $3.1 million and $3.2 million, respectively, and the Company was in compliance with all covenants.

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

Revenue Recognition

We derive revenue from the sale of integrated hardware and software, professional services, maintenance contracts, other services, and third party service contracts. Professional services generally include implementation, installation, and training services. Other services generally include revenue generated through our royalty and extended warranty contracts. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable and collectability is reasonably assured. We enter into multiple element arrangements as well as standalone sales of product, professional services, and other services.

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

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue from multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly, revenue for post contract maintenance and support is recognized over the implied maintenance period of three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2017. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

Pension and Retirement Plans

The funded status of pension and other post-retirement benefit plans is recognized prospectively on the consolidated balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/post-retirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2017. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2017. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2017 or 2016. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.    Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, the Company’s Chief Executive

Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 9A has been remediated by the changes we made in response to that material weakness.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2017.

As of September 30, 2017, management has identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness is in connection with our controls over the revenue recognition process at our foreign subsidiaries, specifically whether revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control deficiency amounted to a material weakness in our controls over financial reporting. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017. Although we have implemented changes to our internal controls over financial reporting as described below, at this time, we cannot conclude that the material weakness has been remediated, as we continued to make personnel changes and upgrade systems throughout fiscal year 2017.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented additional changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby a comprehensive review form is prepared for all new revenue transactions. Our review process has been expanded to include corporate and TS accounting personnel reviews to ensure the correct accounting methodology is applied to all revenue transactions. We also created new revenue reports from the German ERP system to assist in the revenue transaction review process. During the twelve months ended September 30, 2017, management took additional actions to upgrade our international accounting staff with the hiring of a new controller and added consultants to assist in the revenue transaction processing which will improve accounting operations in our European divisions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the

Company's internal control over financial reporting as of September 30, 2017 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2017.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc.1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan . In fiscal 2017 and 2016, the Company granted certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2017 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a))(3)
Equity compensation plans approved by security holders	189,197	$4.49	333,051

(1)	Includes 179,821 non-vested shares issued.

(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(3)	Includes 183,965 shares available for future issuance under the stock incentive and stock option plans and 149,086 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2017.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Operations for the years ended September 30, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017 and 2016

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.8*	2015 Stock Incentive Plan		DEF 14A	January 5, 2015	A
10.9	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 22, 2017
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 22, 2017
Gary W. Levine
/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 22, 2017
Mike Newbanks
/s/ C. Shelton James	Director	December 22, 2017
C. Shelton James
/s/ Raymond Charles Blackmon	Director	December 22, 2017
Raymond Charles Blackmon
/s/ Marilyn T. Smith	Director	December 22, 2017
Marilyn T. Smith
/s/ Izzy Azeri	Director	December 22, 2017
Izzy Azeri

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CSP Inc. and Subsidiaries
Lowell, MA

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts
December 22, 2017

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,885	$13,103
Accounts receivable, net of allowances of $261 and $240	27,630	18,997
Unbilled accounts receivable	772	567
Inventories	5,971	5,580
Deferred costs	929	635
Deferred income taxes	1,393	1,331
Other current assets	1,139	1,586
Total current assets	51,719	41,799
Property, equipment and improvements, net	1,508	1,680

Other assets:
Intangibles, net	167	287
Deferred costs	609	18
Deferred income taxes	1,434	1,723
Cash surrender value of life insurance	3,300	3,015
Other assets	191	185
Total other assets	5,701	5,228
Total assets	$58,928	$48,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,845	$11,932
Deferred revenue	6,202	4,704
Pension and retirement plans	534	581
Income taxes payable	442	166
Total current liabilities	26,023	17,383
Pension and retirement plans	11,818	13,441
Other long term liabilities	86	228
Total liabilities	37,927	31,052

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,935 and 3,821 shares, respectively	40	39
Additional paid-in capital	13,717	12,924
Retained earnings	17,407	16,623
Accumulated other comprehensive loss	(10,163)	(11,931)
Total shareholders’ equity	21,001	17,655
Total liabilities and shareholders’ equity	$58,928	$48,707

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the years ended
	September 30, 2017	September 30, 2016
Sales:
Product	$84,675	$77,835
Services	26,807	25,532
Total sales	111,482	103,367

Cost of sales:
Product	71,302	63,539
Services	14,690	14,787
Total cost of sales	85,992	78,326

Gross profit	25,490	25,041

Operating expenses:
Engineering and development	2,362	2,984
Selling, general and administrative	19,356	18,256
Total operating expenses	21,718	21,240
Operating income	3,772	3,801

Other expense:
Foreign exchange loss	(3)	(134)
Other income (expense), net	24	(67)
Total other income (expense), net	21	(201)
Income before income taxes	3,793	3,600
Income tax expense	1,287	996
Net income	$2,506	$2,604
Net income attributable to common stockholders	$2,398	$2,495
Net income per share – basic	$0.64	$0.69
Weighted average shares outstanding – basic	3,723	3,609
Net income per share – diluted	$0.63	$0.67
Weighted average shares outstanding – diluted	3,817	3,734

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended
	September 30, 2017	September 30, 2016

Net income	$2,506	$2,604
Other comprehensive income (loss):
Unrealized actuarial gain (loss) on minimum pension liability, net of tax effect	2,175	(3,564)
Foreign currency translation gain (loss)	(407)	18
Other comprehensive gain (loss)	1,768	(3,546)
Total comprehensive income (loss)	$4,274	$(942)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2017:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2015	3,688	$37	$12,249	$15,689	$(8,385)	$19,590
Comprehensive loss:
Net income	—	—	—	2,604	—	2,604
Other comprehensive loss	—	—	—	—	(3,546)	(3,546)
Stock-based compensation	—	—	414	—	—	414
Restricted stock issuance	86	1	—	—	—	1
Issuance of shares under employee stock purchase plan	33	1	175	—	—	176
Exercise of stock options	14		86	—	—	86
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,670)	—	(1,670)
Balance as of September 30, 2016	3,821	39	12,924	16,623	(11,931)	17,655
Comprehensive income:
Net income	—	—	—	2,506	—	2,506
Other comprehensive income	—	—	—	—	1,768	1,768
Stock-based compensation	—	—	577	—	—	577
Restricted stock issuance	86	1	—	—	—	1
Issuance of shares under employee stock purchase plan	23	—	201	—	—	201
Exercise of stock options	5	—	15	—	—	15
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,722)	—	(1,722)
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$2,506	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	553	570
Amortization of intangibles	120	129
Loss on disposal of property, equipment and improvements	5	51
Foreign exchange loss	3	134
Non-cash changes in accounts receivable	47	27
Non-cash changes in inventory	294	602
Stock-based compensation expense on stock options and restricted stock awards	577	414
Deferred income taxes	262	(18)
(Increase) decrease in cash surrender value of life insurance	(135)	210
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,095)	(8)
(Increase) decrease in officer life insurance settlement receivable	413	(413)
Increase in inventories	(660)	(814)
(Increase) decrease in deferred costs	(797)	23
Decrease in refundable income taxes	34	44
Decrease in other assets	3	322
Increase (decrease) in accounts payable and accrued expenses	6,483	(1,648)
Increase in deferred revenue	1,219	1,769
Increase (decrease) in pension and retirement plans liability	(291)	606
Increase in income taxes payable	258	167
Increase (decrease) in other long term liabilities	(140)	233
Net cash provided by operating activities	2,659	5,004

Cash flows from investing activities:
Life insurance premiums paid	(150)	(161)
Purchases of property, equipment and improvements	(358)	(735)
Net cash used in investing activities	(508)	(896)

Cash flows from financing activities:
Dividends paid	(1,722)	(1,670)
Proceeds from issuance of shares under equity compensation plans	216	263
Net cash used in financing activities	(1,506)	(1,407)
Effects of exchange rate on cash	137	(779)
Net increase in cash and cash equivalents	782	1,922
Cash and cash equivalents, beginning of period	13,103	11,181
Cash and cash equivalents, end of period	$13,885	$13,103

Supplementary cash flow information:
Cash paid for income taxes	$1,142	$334
Cash paid for interest	$75	$86
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

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

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders' equity on the consolidated balance sheets. The translation adjustment for intercompany foreign currency loans that are of a long-term-investment nature is also reflected as accumulated other comprehensive income (loss). Currency transaction gains and losses are recorded as other income (expense) in the consolidated statements of operations.

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Fair Value of Financial Instruments

Our financial instruments are limited to cash and cash equivalents, accounts receivable, pension plan assets, accounts payable and our inventory line of credit. Fair value of these financial instruments was not materially different from their carrying values at September 30, 2017, and 2016.

Research and Development Expense

For the years ended September 30, 2017 and 2016, our expenses for research and development were approximately $2.4 million and $3.0 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2017. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended September 30, 2017, and September 30, 2016, the Company wrote down approximately $294 thousand and $602 thousand of inventory, respectively.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”), Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2017. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2017. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

Segment Information

We have two operating segments; (i) High Performance Products ("HPP") and (ii) Technology Solutions ("TS"). In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized cyber security services, networking and signal processing. In the TS segment, we focus on value added reseller ("VAR") integrated solutions including third party hardware, software and technical computer-related consulting and manged services. The operations and assets of our HPP segment are located in the United States. The operations and assets of our TS segment are located in the United States, Germany, and the United Kingdom.

Revenue Recognition

We derive revenue from the sale of integrated hardware and software, professional services, maintenance contracts, other services, and third party service contracts. Professional services generally include implementation, installation, and training services. Other services generally include revenue generated through our royalty and extended warranty contracts. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable and collectability is reasonably assured. We enter into multiple element arrangements as well as standalone sales of product, professional services, and other services.

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
The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines. Multicomputer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of other services which comprise of warranty and royalty revenue. Revenue generated from extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement. In the years ended September 30, 2017 and 2016, respectively, $5.4 million and $4.3 million of royalty income is included in service revenues.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue on multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly revenue for post contract maintenance and support is recognized over the implied maintenance period of either one or three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

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

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-days to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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
Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the years ended
	September 30, 2017	September 30, 2016
	(Amounts in thousands except per share data)
Net income	$2,506	$2,604
Less: Net income attributable to nonvested common stock	108	109
Net income attributable to common stockholders	$2,398	$2,495
Weighted average total shares outstanding - basic	3,890	3,766
Less: weighted average non-vested shares outstanding	167	157
Weighted average number of common shares outstanding - basic	3,723	3,609
Potential common shares from non-vested stock awards and the assumed exercise of stock options	94	125
Weighted average common shares outstanding - diluted	3,817	3,734
Net income per share - basic	$0.64	$0.69
Net income per share - diluted	$0.63	$0.67
All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the year ended September 30, 2017, there were no shares subject to stock options excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive. For the fiscal year ended September 30, 2016, approximately 25 thousand stock options were excluded from the diluted income per share calculation because their inclusion would have been anti-dilutive.
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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of restricted common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested restricted share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2017 and 2016 consisted of stock-based compensation expense related to options and restricted stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $0.6 million and $0.4 million, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on October 1, 2018, and it does not plan to early adopt this ASU. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We are utilizing a bottom-up approach to analyze the standard's impact on our contract portfolio, comparing our historical accounting policies and practices, and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet completed our determination of the impacts of the standard or the effect of these impacts on our consolidated financial statements. Consequently, we have not yet selected a transition method. We expect this determination will near completion in the first half of 2018. Because the new standard will impact our business processes, systems and controls, we are developing a comprehensive change management project plan to guide the implementation.

Effective September 30, 2017, the Company adopted FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, an amendment of the FASB Accounting Standards Codification. The ASU has added additional disclosure requirements to the codification. It requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern. Substantial doubt exists if it is probable (the “probable” threshold under GAAP has generally been interpreted to be between 75 and 80 percent) that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). This guidance did not have an impact to the Company's consolidated financial statements.

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

In November 2015, the FASB issued ASU No, 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Beginning October 1, 2017, the Company adopted the ASU and it hasn’t had a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on October 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 (Topic 718), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. The Company has adopted this ASU effective October 1, 2017 and it hasn’t had a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. An entity may early adopt the standard but only at the beginning of an annual period for which it has not issued or made available for issuance financial statements (interim or annual). The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations Clarifying the Definition of a Business" (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on the Company’s results of operations, financial position and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company is evaluating the effect that ASU 2017-07 will have on its consolidated financial statements and related disclosures.

2.         Inventories

Inventories consist of the following:

	September 30, 2017	September 30, 2016
	(Amounts in thousands)
Raw materials	$1,334	$1,658
Work-in-process	260	814
Finished goods	4,377	3,108
Total	$5,971	$5,580

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million and $0.1 million as of September 30, 2017 and September 30, 2016, respectively.

3.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2015	$(2,825)	$(5,560)	$(8,385)
Change in period	18	(3,413)	(3,395)
Tax effect of change in period	—	(151)	(151)
Balance as of September 30, 2016	$(2,807)	$(9,124)	$(11,931)
Change in period	(407)	1,944	1,537
Tax effect of change in period	—	231	231
Balance as of September 30, 2017	$(3,214)	$(6,949)	$(10,163)

The changes in the minimum pension liability are net of amortization of net gain of $389 thousand in 2017 and net gain of $90 thousand in 2016 included in net periodic pension cost.

4.	Income Taxes
The components of income before income tax and income tax expense are comprised of the following:

	For the Years Ended September 30,
	2017	2016
	(Amounts in thousands)
Income before income tax:
U.S.	$3,383	$3,418
Foreign	410	182
	$3,793	$3,600
Income tax expense:
Current:
Federal	$1,067	$303
State	119	118
Foreign	132	159
	1,318	580
Deferred:
Federal	(86)	400
State	37	46
Foreign	18	(30)
	(31)	416
	$1,287	$996

As of September 30, 2017, management assessed the positive and negative evidence in the U.S operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets, except for certain state tax credit carry-forwards. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2017, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative losses is present.

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

Reconciliation of federal statutory rate and income tax expense to the Company's effective tax rate and actual income tax expense is as follows:

	For the Years Ended September 30,
	2017		2016
	(Dollar amounts in thousands)
Computed “expected” tax expense	$1,289	34.0%	$1,224	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	80	2.1%	124	3.5%
Foreign operations	11	0.3%	67	1.9%
Permanent differences	(4)	(0.1)%	(20)	(0.6)%
Change in valuation allowance	(37)	(1.0)%	—	—%
Uncertain tax liability adjustment	8	0.2%	8	0.2%
Research & development credit	(53)	(1.4)%	(344)	(9.6)%
Other items	(7)	(0.2)%	(63)	(1.7)%
Income tax expense	$1,287	33.9%	$996	27.7%

For the years ended September 30, 2017 and 2016, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2017	September 30, 2016
	(Amounts in thousands)
Deferred tax assets:
Pension	$2,470	$2,896
Intangibles	219	315
Other reserves and accruals	633	671
Inventory reserves and other	563	470
State credits, net of federal benefit	318	313
Federal and state net operating loss carryforwards	52	61
Foreign net operating loss carryforwards	1,531	1,704
Foreign exchange on intercompany loan	(77)	—
Foreign tax credits	7	7
Depreciation and amortization	(177)	(203)
Gross deferred tax assets	5,539	6,234
Less: valuation allowance	(2,712)	(3,180)
Realizable deferred tax asset	2,827	3,054
Gross deferred tax liabilities	—	—
Net deferred tax assets	$2,827	$3,054

The deferred tax valuation allowance decreased by approximately $468 thousand, as shown above. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2017 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

As of September 30, 2017 and 2016, the Company had U.S. net operating loss carryforwards for state tax purposes of approximately $0.4 million and $0.4 million, respectively, which are available to offset future taxable income through 2033.

As of September 30, 2017, the Company had other state tax credit carryforwards of $55 thousand available to reduce future state tax expense which has unlimited carryover status.

As of September 30, 2017, the Company concluded that a net increase of $43 thousand of the valuation allowance for the U.S. was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income in state jurisdictions and its near-term forecasts of future taxable income. The net increase in the Company’s valuation allowance of $43 thousand is to reserve for state tax credit carryforwards that the Company believes will expire unused.

As of September 30, 2017, the Company had U.K. net operating loss carryforwards of approximately $9.0 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.8 million and $2.5 million at September 30, 2017 and 2016, respectively. The Company's policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no U.S. federal and state deferred tax liabilities have been recorded.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2017, the total amount of uncertain tax liabilities was $209 thousand. We recognized $7 thousand of interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016
	(Amounts in thousands)
Balance, beginning of year	$202	$195
Accrued penalties and interest	7	7
Balance, end of period	$209	$202

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2014 through 2017, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

On December 20, 2017, the Tax Cuts and Jobs Act bill was passed by Congress. Once the bill is signed into law, the change in the tax law will lower our overall tax rate and reduce our deferred taxes and will be treated as a discrete item in the quarter enacted. We will still need to assess the effect of the new law when enacted on our effective tax rate.

5.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2017	September 30, 2016
	(Amounts in thousands)
Leasehold improvements	$224	$263
Equipment	9,055	8,629
Automobiles	74	74
	9,353	8,966
Less accumulated depreciation and amortization	(7,845)	(7,286)
Property, equipment and improvements, net	$1,508	$1,680

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $553 thousand and $570 thousand for the years ended September 30, 2017 and 2016, respectively.

6.    Acquired Intangible Assets

As of September 30, 2017 and 2016, intangible assets are as follows:

	September 30, 2017				September 30, 2016
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	2 years	$910	$773	$137	3 years	$910	$682	$228
Non-compete agreements	0 years	93	93	—	0 years	93	93	—
Developed technology	0 years	30	$30	$—	0 years	30	29	1
Trade name	1 year	140	$110	$30	2 years	140	82	58
Total		$1,173	$1,006	$167		$1,173	$886	$287

Amortization expense on these intangible assets was $120 thousand and $129 thousand for fiscal 2017 and 2016, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2018	119
2019	11
2020	9
2021	9
2022	9
Thereafter	10
Total	$167

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2017	2016
	(Amounts in thousands)
Accounts payable	$10,941	$4,360
Inventory line of credit	3,110	3,151
Commissions	269	269
Compensation and fringe benefits	2,147	2,139
Professional fees and shareholders' reporting costs	789	594
Taxes, other than income	866	353
Warranty	121	131
Other	602	935
	$18,845	$11,932

8.    Product Warranties

 Product warranty activity for the years ended September 30 was as follows:

	2017	2016
Balance at the beginning of the period	$130,841	$125,423
Accruals for warranties for products sold in the period	75,816	52,066
Fulfillment of warranty obligations	(85,207)	(46,648)
Balance at the end of the period	$121,450	$130,841

9.    Stock Based Incentive Compensation

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. The 2003 plan expired in 2013. Because the 2003 Plan has expired, no further awards will be issued under this plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. The 2007 plan expired in 2017. Because the 2007 Plan has expired, no further awards will be issued under this plan. In 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”) and authorized

300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2017, there were 183,965 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 183,965 as of September 30, 2017.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2015 through 2017, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the directors' nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees' awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2017 and 2016 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $577 thousand and $414 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Years ended
	September 30, 2017	September 30, 2016
	(Amounts in thousands)
Cost of sales	$6	$2
Engineering and development	24	6
Selling, general and administrative	547	406
Total	$577	$414

For the year ended September 30, 2017, the Company granted 34,000 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2016, the Company granted 28,000 nonvested shares to certain key employees, 57,000 nonvested shares to certain officers including 40,000 to its Chief Executive Officer and 20,395 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2017 and September 30, 2016 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2017 and 2016 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2017.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2015	55,126	$6.43	—	—
Granted	—	—	—	—
Expired	(17,500)	$6.61	—	—
Forfeited	—	—	—	—
Exercised	(14,000)	6.20	—	—
Outstanding at September 30, 2016	23,626	$5.76	—	—
Granted	—	—	—	—
Expired	(9,250)	$9.30	—	—
Forfeited	—	—	—	—
Exercised	(5,000)	2.99	—	—
Outstanding at September 30, 2017	9,376	$4.49	1.35 Years	$62
Exercisable at September 30, 2017	9,376	$4.49	1.35 Years	$62
Vested and expected to vest at September 30, 2017	9,376	$4.49	1.35 Years	$62

There were no stock options granted in the years ended September 30, 2017 and 2016. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2017 and 2016 was $38 thousand and $51 thousand, respectively.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2015	130,457	$6.08	2.12 Years	$714
Activity in 2016:
Granted	105,395	$6.47	—	—
Vested	(48,444)	$6.33	—	—
Forfeited	(21,700)	7.38	—	—
Nonvested shares outstanding at September 30, 2016	165,708	$6.38	2.20 Years	$1,695
Activity in 2017:
Granted	94,000	$10.18	—	—
Vested	(71,587)	$6.59	—	—
Forfeited	(8,300)	7.11	—	—
Nonvested shares outstanding at September 30, 2017	179,821	$8.64	2.23 Years	$1,987
Vested at September 30, 2017	250,864	$5.96	0.31 Years	$2,772
Vested and expected to vest at September 30, 2017	430,685	$7.08	1.11 Years	$4,759

As of September 30, 2017, there was $1.09 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including stock option and nonvested stock awards) granted under the Company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.68 years. The total fair value of shares vested during the years ended September 30, 2017 and 2016 was $472 thousand and $307 thousand, respectively.

10.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP”), which was ratified by a vote of the Company's shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 22,996 and 33,248 shares for the two years ended September 30, 2017 and September 30, 2016, respectively. Since inception of the plan, there are 149,086 shares available for future issuance under the ESPP as of September 30, 2017.

11.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K., Germany and in the U.S. In the U.K. and Germany, the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in both the U.K. and Germany are closed to newly hired employees and have been for the two years ended September 30, 2017. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2017. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.1 million and $1.9 million as of September 30, 2017 and 2016, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2017	2016	2017	2016
Discount rate:	3.75%	3.50%	2.34%	1.77%
Expected return on plan assets:			3.70%	3.60%
Rate of compensation increase:			1.00%	1.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2017	2016	2017	2016
Discount rate:	3.50%	4.25%	1.77%	3.10%
Expected return on plan assets:			3.60%	4.20%
Rate of compensation increase:			1.00%	1.00%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$41	$—	$41	$35	$—	$35
Interest cost	386	29	415	571	43	614
Expected return on plan assets	(268)	—	(268)	(357)	—	(357)
Amortization of net (gain)/loss	370	4	374	174	(5)	169
Net periodic benefit cost	$529	$33	$562	$423	$38	$461

Post Retirement:
Service cost	$—	$38	$38	$—	$27	$27
Interest cost	—	44	44	—	42	42
Amortization of net (gain)/loss	—	15	15	—	(79)	(79)
Net periodic benefit cost	$—	$97	$97	$—	$(10)	$(10)

Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(1,831)	$(14)	$(1,845)	$3,105	$25	$3,130
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	—	(99)	(99)	—	283	283
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(1,831)	$(113)	$(1,944)	$3,105	$308	$3,413

The following table presents an analysis of the changes in 2017 and 2016 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$19,564	$829	$20,393	$17,979	$1,022	$19,001
Service cost	42	—	42	35	—	35
Interest cost	386	29	415	571	43	614
Changes in actuarial assumptions	(1,582)	(9)	(1,591)	3,948	20	3,968
Foreign exchange impact	651	—	651	(2,069)	—	(2,069)
Benefits paid	(402)	(172)	(574)	(900)	(256)	(1,156)
Projected benefit obligation at end of year	$18,659	$677	$19,336	$19,564	$829	$20,393
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,629	$—	$7,629	$9,301	$—	$9,301
Actual gain on plan assets	368	—	368	111	—	111
Company contributions	376	172	548	406	256	662
Foreign exchange impact	268	—	268	(1,289)	—	(1,289)
Benefits paid	(402)	(172)	(574)	(900)	(256)	(1,156)
Fair value of plan assets at end of year	$8,239	$—	$8,239	$7,629	—	$7,629
Funded status \ net amount recognized	$(10,420)	$(677)	$(11,097)	$(11,935)	$(829)	$(12,764)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,257	$1,257	$—	$985	$985
Service cost	—	38	38	—	27	27
Interest cost	—	44	44	—	42	42
Changes in actuarial assumptions	—	(84)	(84)	—	203	203
Projected benefit obligation at end of year	$—	$1,255	$1,255	$—	$1,257	$1,257
Funded status \ net amount recognized	$—	$(1,255)	$(1,255)	$—	$(1,257)	$(1,257)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(10,420)	$(677)	$(11,097)	$(11,936)	$(829)	$(12,765)
Deferred tax	(493)	19	(474)	(216)	14	(202)
Accumulated other comprehensive income	6,893	18	6,911	9,001	26	9,027
Net amount recognized	$(4,020)	$(640)	$(4,660)	$(3,151)	$(789)	$(3,940)
Post Retirement:
Accrued benefit liability	$—	$(1,255)	$(1,255)	$—	$(1,257)	$(1,257)
Deferred tax	—	91	91	—	52	52
Accumulated other comprehensive income (loss)	—	38	38	—	97	97
Net amount recognized	$—	$(1,126)	$(1,126)	$—	$(1,108)	$(1,108)
Total pension and post retirement:
Accrued benefit liability	$(10,420)	$(1,932)	$(12,352)	$(11,936)	$(2,086)	$(14,022)
Deferred tax	(493)	110	(383)	(216)	66	(150)
Accumulated other comprehensive income	6,893	56	6,949	9,001	123	9,124
Net amount recognized	$(4,020)	$(1,766)	$(5,786)	$(3,151)	$(1,897)	$(5,048)
Accumulated Benefit Obligation:
Pension	$(18,514)	$(677)	$(19,191)	$(19,396)	$(829)	$(20,225)
Post Retirement	—	(1,255)	(1,255)	—	(1,257)	(1,257)
Total accumulated benefit obligation	$(18,514)	$(1,932)	$(20,446)	$(19,396)	$(2,086)	$(21,482)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, our German plans which are legally not required to be funded and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2017	2016
	(Amounts in thousands)
Current accrued benefit liability	$534	$581
Non-current accrued benefit liability	11,818	13,441
Total accrued benefit liability	$12,352	$14,022

As of September 30, 2017 and 2016, the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $6.9 million and $9.1 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2018, is approximately $186 thousand.

Contributions

The Company expects to contribute $0.5 million to its pension plans for fiscal 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2018	$606
2019	651
2020	667
2021	691
2022	724
Thereafter	4,225

Plan Assets

At September 30, 2017, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $8.2 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2017				September 30, 2016
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$62	$62	$—	$—	$86	$86	$—	$—
Pooled funds	8,177	8,177	—	—	7,543	7,543	—	—
Total plan assets	$8,239	$8,239	$—	$—	$7,629	$7,629	$—	$—

The expected long-term rates of return on plan assets are equal to the yields to maturity of appropriate indices for government and corporate bonds and by adding a premium to the government bond return for equities. The expected rate of return on cash is the Bank of England base rate in force at the effective date.

Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $152 thousand and $129 thousand for the years ended September 30, 2017 and 2016, respectively.

12.    Lines of Credit

As of September 30, 2017 and September 30, 2016, the Company maintained a line of credit note that allows for borrowings of up to $1.0 million. Availability under this facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is the London Inter-Bank Offer Rate (“LIBOR”) plus 2.5%, with a floor of 4%. Borrowings under the credit agreement are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreement is not subject to financial covenants and the Company did not borrow under the line of credit during the fiscal years ending September 30, 2017 and 2016.

As of September 30, 2017 and September 30, 2016, the Company maintained an inventory line of credit that may be used by the TS division in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements contain financial covenants which require the Company to maintain the following division specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of $2.5 million and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2017 and September 30, 2016, Company borrowings under the inventory line of credit were $3.1 million and $3.2 million, respectively, which is included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.

13.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next ten years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2018	$852
2019	735
2020	609
2021	295
2022	201
$2,692

Occupancy expenses under the operating leases approximated $1.0 million in 2017 and $1.2 million in 2016.

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended September 30, 2017 and 2016. As of September 30, 2017, the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

14.       Segment Information

The following table presents certain operating segment information.

		TS Segment
For the Years Ended September 30,	HPP Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$7,608	$8,322	$10,727	$58,018	$77,067	$84,675
Service	6,236	14,668	763	5,140	20,571	26,807
Total sales	13,844	22,990	11,490	63,158	97,638	111,482
Profit (loss) from operations	1,467	377	(30)	1,958	2,305	3,772
Assets	17,782	17,055	6,878	17,213	41,146	58,928
Capital expenditures	99	151	—	108	259	358
Depreciation and amortization	224	188	9	252	449	673

2016
Sales:
Product	$11,190	$4,863	$7,066	$54,716	$66,645	$77,835
Service	5,152	15,130	925	4,325	20,380	25,532
Total sales	16,342	19,993	7,991	59,041	87,025	103,367
Profit (loss) from operations	1,464	676	(363)	2,024	2,337	3,801
Assets	17,717	13,751	3,748	13,491	30,990	48,707
Capital expenditures	227	322	97	89	508	735
Depreciation and amortization	232	158	79	230	467	699

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2017 and 2016. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2017	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
HPP	$10,340	$1,437	$2,067	$13,844	12%
TS	59,642	36,060	1,936	97,638	88%
Total	$69,982	$37,497	$4,003	$111,482	100%
% of Total	63%	34%	3%	100%
2016
HPP	$11,417	$1,584	$3,341	$16,342	16%
TS	59,698	26,376	951	87,025	84%
Total	$71,115	$27,960	$4,292	$103,367	100%
% of Total	69%	27%	4%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
	(Amounts in thousands)
North America	$1,078	$1,348
Europe	597	619
Totals	$1,675	$1,967

Deferred tax assets by geographic location at September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
	(Amounts in thousands)
North America	$1,962	$1,990
Europe	865	1,064
Totals	$2,827	$3,054

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2017 and 2016.

	For the years ended
	September 30, 2017		September 30, 2016
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$22.1	20%	$19.6	19%
Customer B	$11.1	10%	$13.2	13%

In addition, accounts receivable from Customer A totaled approximately $2.4 million, or 9%, and approximately $3.0 million, or 15%, of total consolidated accounts receivable as of September 30, 2017 and September 30, 2016, respectively. Accounts receivable from Customer B totaled approximately $3.9 million, or 14%, and approximately $2.5 million, or 13%, of total consolidated accounts receivable as of September 30, 2017 and September 30, 2016, respectively.

Two additional customers, C and D, accounted for accounts receivable of 10% or more but did not account for sales of 10% or more. Accounts receivable from Customer C totaled approximately $4.5 million, or 16%, and approximately $1.5 million, or 8%, of total consolidated accounts receivable as of September 30, 2017 and September 30, 2016, respectively. Accounts receivable from Customer D totaled approximately $4.2 million, or 15%, and approximately $0.7 million, or 3%, of total consolidated accounts receivable as of September 30, 2017 and September 30, 2016, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of September 30, 2017. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2017 or September 30, 2016.

15.        Fair Value Measures

The Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017 or September 30, 2016, except for pension plan assets values, which are discussed in Note 11.

16.    Dividend

For the years ended September 30,2017 and 2016, the Company declared and paid cash dividends as follows:

Fiscal Year	Date Declared	Record Date	Date Paid	Amount Paid Per Share
2016	12/23/2015	12/31/2015	1/11/2016	$0.11
2016	2/16/2016	2/26/2016	3/11/2016	$0.11
2016	5/11/2016	5/27/2016	6/10/2016	$0.11
2016	8/18/2016	8/31/2016	9/9/2016	$0.11
2017	1/12/2017	1/27/2017	2/8/2017	$0.11
2017	2/23/2017	3/3/2017	3/17/2017	$0.11
2017	5/24/2017	6/1/2017	6/15/2017	$0.11
2017	8/14/2017	8/21/2017	9/5/2017	$0.11

17. Related Party Transactions

During the normal course of business, the Company sold products to a company whose Board of Directors included two members of CSP Inc.'s Board of Directors. The total sales were $283 thousand for the fiscal year ended 2016. The trade receivable was $64 thousand thousand as of September 30, 2016. CSP Inc's two board members were no longer board members of the same company at the end of fiscal year 2017.

18. Subsequent Events

On December 20, 2017, the Tax Cuts and Jobs Act bill was passed by Congress. Once the bill is signed into law, the change in the tax law will lower our overall tax rate and reduce our deferred taxes and will be treated as a discrete item in the quarter enacted. We will still need to assess the effect of the new law when enacted on our effective tax rate.