Form 10-K/A
period 2017-09-30
CSP INC /MA/
filed 2018-01-05
CIK 356037

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

As of December 22, 2017, we had outstanding 3,975,109 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information requited in Part III of this Form 10-K are incorporated from our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K of CSP, Inc. (the “Company”) for the year ended September 30, 2017, which was originally filed with the Securities and Exchange Commission on December 22, 2017 (the “Original Filing”), is being filed to correct (i) the number of outstanding shares as of December 22, 2017 reported on the Original Filing cover page and (ii) to uncheck the box for delinquent filers pursuant to Item 405 of Regulation S-K on the Original Filing cover page. The number of shares reported in the Original Filing did not include restricted stock grants of 51,000 shares to certain employees granted on December 20, 2017, making the corrected number of outstanding shares of Common Stock as of December 22, 2017 equal to 3,975,109 shares. In addition, the Company’s definitive proxy statement incorporated by reference in Part III of the Original Filing will include disclosure of delinquent filers pursuant to Item 405 of Regulation S-K.
Except as described above, no other changes have been made to the Original Filing and this Amendment No. 1 is not intended to and does not update or modify any other information presented in the Original Filing, including with respect to events occurring subsequent to the original December 22, 2017 filing date of the Original Filing.

Item 15. Exhibits

(b)
See "Exhibit Index"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: January 5, 2018

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4