Form 10-Q
period 2017-12-31
CSP INC /MA/
filed 2018-02-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-10843

CSP Inc.
(Exact name of Registrant as specified in its charter)

Massachusetts	04-2441294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Cabot Street - Suite 210, Lowell, Ma	01854
(Address of principle executive offices)	(Zip Code)

(978)-954-5038
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 13, 2018, the registrant had 3,983,084 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,190	$13,885
Accounts receivable, net of allowances of $240 and $261	19,935	27,630
Unbilled accounts receivable	1,169	772
Inventories	7,158	5,971
Deferred costs	2,156	929
Other current assets	3,105	1,139
Total current assets	51,713	50,326
Property, equipment and improvements, net	1,482	1,508

Other assets:
Intangibles, net	137	167
Deferred costs	647	609
Deferred income taxes	2,350	2,827
Cash surrender value of life insurance	3,395	3,300
Other assets	193	191
Total other assets	6,722	7,094
Total assets	$59,917	$58,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,313	$18,845
Deferred revenue	5,624	6,202
Pension and retirement plans	539	534
Income taxes payable	316	442
Total current liabilities	27,792	26,023
Pension and retirement plans	11,914	11,818
Income taxes payable	561	—
Other long term liabilities	160	86
Total liabilities	40,427	37,927

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 3,974 and 3,935 shares, respectively	40	40
Additional paid-in capital	13,847	13,717
Retained earnings	15,770	17,407
Accumulated other comprehensive loss	(10,167)	(10,163)
Total shareholders’ equity	19,490	21,001
Total liabilities and shareholders’ equity	$59,917	$58,928

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2017	December 31, 2016
Sales:
Product	$15,643	$14,638
Services	6,356	5,278
Total sales	21,999	19,916

Cost of sales:
Product	13,030	12,225
Services	3,836	3,239
Total cost of sales	16,866	15,464

Gross profit	5,133	4,452

Operating expenses:
Engineering and development	698	596
Selling, general and administrative	4,428	3,958
Total operating expenses	5,126	4,554

Operating income (loss)	7	(102)

Other income (expense):
Foreign exchange gain (loss)	(93)	54
Other expense, net	(12)	(10)
Total other income (expense)	(105)	44
Loss before income taxes	(98)	(58)
Income tax expense (benefit)	1,102	(15)
Net loss	$(1,200)	$(43)
Net loss attributable to common stockholders	$(1,200)	$(43)
Net loss per share – basic	$(0.32)	$(0.01)
Weighted average shares outstanding – basic	3,768	3,671
Net loss per share – diluted	$(0.32)	$(0.01)
Weighted average shares outstanding – diluted	3,768	3,671

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended
	December 31, 2017	December 31, 2016

Net loss	$(1,200)	$(43)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(4)	138
Other comprehensive income (loss)	(4)	138
Total comprehensive income (loss)	$(1,204)	$95

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three Months Ended December 31, 2017:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Net loss	—	—	—	(1,200)	—	(1,200)
Other comprehensive loss	—	—	—	—	(4)	(4)
Exercise of stock options	1	—	9	—	—	9
Stock-based compensation	—	—	121	—	—	121
Restricted stock cancellation	(13)	—	—	—	—	—
Restricted stock issuance	51	—	—	—	—	—
Cash dividends declared on common stock ($0.11 per share)	—	—	—	(437)	—	(437)
Balance as of December 31, 2017	3,974	$40	$13,847	$15,770	$(10,167)	$19,490

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2017	December 31, 2016
Cash flows provided by operating activities:
Net loss	$(1,200)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141	126
Amortization of intangibles	30	31
Loss on sale of fixed assets, net	5	—
Foreign exchange gain (loss)	93	(54)
Non-cash changes in accounts receivable	(8)	41
Non-cash changes in inventories	127	62
Stock-based compensation expense on stock options and restricted stock awards	121	108
Deferred income taxes	490	(4)
Increase in cash surrender value of life insurance	(29)	(46)
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,423	2,039
Decrease in life insurance receivable	—	413
Increase in inventories	(1,299)	(1,079)
Increase in deferred costs	(1,219)	(1,938)
(Increase) decrease in refundable income taxes	1	(148)
Increase in other current assets	(1,939)	(190)
Increase in accounts payable and accrued expenses	1,990	3,244
Decrease in deferred revenue	(652)	(86)
Decrease in pension and retirement plans liabilities	(27)	(27)
Increase (decrease) in income taxes payable	435	(159)
Increase in other long term liabilities	71	2
Net cash provided by operating activities	4,554	2,292
Cash flows used in investing activities:
Life insurance premiums paid	(66)	—
Purchases of property, equipment and improvements	(109)	(72)
Net cash used in investing activities	(175)	(72)
Cash flows provided by financing activities:
Proceeds from issuance of shares under equity compensation plans	9	—
Net cash provided by financing activities	9	—
Effects of exchange rate on cash	(83)	(284)
Net increase in cash and cash equivalents	4,305	1,936
Cash and cash equivalents, beginning of period	13,885	13,103
Cash and cash equivalents, end of period	$18,190	$15,039
Supplementary cash flow information:
Cash paid for income taxes	$95	$165
Cash paid for interest	$72	$75
Non-cash accrual of dividend payable	$437	$—

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Organization and Business

CSP Inc. ("CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of its commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security and managed services, purpose built network adapters, and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products (“HPP”) segment and its Technology Solutions (“TS”) segment.

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2017	December 31, 2016
	(Amounts in thousands except per share data)
Net loss	$(1,200)	$(43)
Less: net income attributable to nonvested common stock	—	—
Net loss attributable to common stockholders	$(1,200)	$(43)

Weighted average total shares outstanding – basic	3,768	3,671
Less: weighted average non-vested shares outstanding	—	—
Weighted average number of common shares outstanding – basic	3,768	3,671
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	—
Weighted average common shares outstanding – diluted	3,768	3,671

Net loss per share – basic	$(0.32)	$(0.01)
Net loss per share – diluted	$(0.32)	$(0.01)

Non-vested restricted stock awards of 170,000 and 149,000 shares were excluded from the diluted income per share calculation for the three months ended December 31, 2017 and December 31, 2016, respectively, as there was a net loss and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	December 31, 2017	September 30, 2017
	(Amounts in thousands)
Raw materials	$1,395	$1,334
Work-in-process	206	260
Finished goods	5,557	4,377
Total	$7,158	$5,971

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.1 million and $0.4 million as of December 31, 2017 and September 30, 2017, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.2 million and $3.1 million as of December 31, 2017 and September 30, 2017, respectively.

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2017	September 30, 2017
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(3,218)	$(3,214)
Cumulative unrealized loss on pension liability	(6,949)	(6,949)
Accumulated other comprehensive loss	$(10,167)	$(10,163)

7.    Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

During the first quarter ended December 31, 2017, the Company recognized a provision for income taxes of $1.1 million that includes a provisional estimate in the amount of $649 thousand related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount is based on information currently available, including estimated tax earnings and profits from foreign investments. The Company continues to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries, in order to complete the accounting for the effects of the estimated transition tax. This expense has been recorded discretely in the quarter ending December 31, 2017.

The Company has also recorded a provisional estimate for a one-time tax expense of $490 thousand which consists primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%. This expense has also been recorded discretely in the quarter ending December 31, 2017.

The Company is using a blended federal rate of roughly 24% for the fiscal year ending September 30, 2018 and will use the 21% for periods after fiscal year 2018.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent quarters as more information and guidance becomes available.

Given the timing of enactment and the breadth and complexity of the legislation, additional time is needed to obtain, prepare and analyze information related to possible income tax effects of other legislative changes as a result of the Act.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2017			2016
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$10	$—	$10
Interest cost	116	7	123	93	11	104
Expected return on plan assets	(75)	—	(75)	(65)	—	(65)
Amortization of:
Amortization of net gain (loss)	60	(1)	59	91	(1)	90
Net periodic benefit cost	$111	$6	$117	$129	$10	$139

Post Retirement:
Service cost	$—	$10	$10	$—	$10	$10
Interest cost	—	12	12	—	10	10
Amortization of net gain (loss)	—	(4)	(4)	—	4	4
Net periodic cost (benefit)	$—	$18	$18	$—	$24	$24

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2017				September 30, 2017
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$51	$51	$—	$—	$62	$62	$—	$—
Pooled funds	8,428	8,428	—	—	8,177	8,177	—	—
Total plan assets	$8,479	$8,479	$—	$—	$8,239	$8,239	$—	$—

9.    Segment Information

The following tables presents certain operating segment information for the three months ended December 31, 2017 and December 31, 2016.

		Technology Solutions Segment
For the three months ended December 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2017
Sales:
Product	$1,607	$1,974	$2,542	$9,520	$14,036	$15,643
Service	863	3,395	165	1,933	5,493	6,356
Total sales	2,470	5,369	2,707	11,453	19,529	21,999
Income (loss) from operations	(382)	(158)	142	405	389	7
Assets	16,664	20,949	2,520	19,784	43,253	59,917
Capital expenditures	10	65	—	34	99	109
Depreciation and amortization	56	47	1	67	115	171

2016
Sales:
Product	$1,527	$2,080	$701	$10,330	$13,111	$14,638
Service	1,224	3,059	104	891	4,054	5,278
Total sales	2,751	5,139	805	11,221	17,165	19,916
Income (loss) from operations	46	(102)	(206)	160	(148)	(102)
Assets	17,766	15,532	2,873	14,531	32,936	50,702
Capital expenditures	17	44	—	11	55	72
Depreciation and amortization	55	38	3	61	102	157

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three months ended December 31, 2017, and 2016.

	For the three months ended December 31,
	2017		2016
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues

Customer A	$1.2	6%	$2.9	14%
Customer B	$2.5	11%	$2.1	11%

In addition, accounts receivable from Customer A totaled approximately $1.0 million, or 5%, and approximately $2.4 million, or 9%, of total consolidated accounts receivable as of December 31, 2017 and September 30, 2017, respectively. Accounts receivable from Customer B totaled approximately $3.3 million, or 16%, and approximately $3.9 million, or 14%, of total consolidated accounts receivable as of December 31, 2017 and September 30, 2017, respectively.

Two additional customers, C and D, each accounted for account receivable of 10% or more, but did not account for revenue of 10% or more. Accounts receivable from customer C totaled approximately $2.8 million, or 13%, of consolidated accounts receivable as of December 31, 2017. Accounts receivable from customer D totaled approximately $2.3 million, or 11%, of consolidated accounts receivable as of December 31, 2017. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of December 31, 2017. No other customers accounted for 10% or more of total consolidated accounts receivable as of December 31, 2017.

10.    Dividends

On December 19, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 16, 2018 to shareholders of record as of December 29, 2017, the record date.

11.    Recent Accounting Pronouncements

Accounting standards recently adopted

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

In November 2015, the FASB issued ASU No, 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Beginning October 1, 2017, the Company adopted the ASU and it hasn’t had a material impact on our consolidated financial statements. As a result of the adoption of this ASU, the Company reclassified the current deferred tax asset previously reported on the September 30, 2017 balance sheet to the noncurrent deferred tax asset.

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

New accounting standards not adopted as of December 31, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on October 1, 2018, and it does not plan to early adopt this ASU. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We are utilizing a bottom-up approach to analyze the standard's impact on our contract portfolio, comparing our historical accounting policies and practices, and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet completed our determination of the impacts of the standard or the effect of these impacts on our consolidated financial statements. The Company has selected the modified retrospective approach as its transition method. Because the new standard will impact our business processes, systems and controls, we are developing a comprehensive change management project plan to guide the implementation.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, and the recent changes in the U.S. Tax laws which are still under review by us. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended December 31, 2017

     Our revenues increased by approximately $2.1 million, or 10%, to $22.0 million for the three months ended December 31, 2017 as compared to $19.9 million for the three months ended December 31, 2016. The increase in revenue is the result of an increase of $2.4 million in our TS segment, partially offset by a $0.3 million decrease in our HPP segment. Our gross margin percentage increased overall, from 22% of revenues for the three months ended December 31, 2016, to 23% for the three months ended December 31, 2017 due in part to an increase in higher margin TS segment service revenues. Operating income increased by $0.1 million from an operating loss of $102 thousand for the three month period ended December 31, 2016 to operating income of $7 thousand for the three month period ended December 31, 2017, primarily as a result of a $681 thousand increase in gross profit partially offset by an increase of $572 thousand in higher operating expenses. The increase in operating expenses was primarily the result of higher variable compensation costs, combined with increased costs for sales and engineering hires in our U.S and Germany divisions of the TS segment. Our income tax expense increased by approximately $1.1 million to $1.1 million for the three months ended December 31, 2017 as compared to an income tax benefit of $15 thousand for the three months ended December 31, 2016. The increase to the income tax expense was primarily due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	December 31, 2017	% of sales	December 31, 2016	% of sales
	(Dollar amounts in thousands)
Total sales	$21,999	100%	$19,916	100%
Costs and expenses:
Cost of sales	16,866	77%	15,464	78%
Engineering and development	698	3%	596	3%
Selling, general and administrative	4,428	20%	3,958	20%
Total costs and expenses	21,992	100%	20,018	101%
Operating income (loss)	7	—%	(102)	(1)%
Other income (expense)	(105)	—%	44	—%
Loss before income taxes	(98)	—%	(58)	(1)%
Income tax expense (benefit)	1,102	5%	(15)	—%
Net loss	$(1,200)	(5)%	$(43)	(1)%

Revenues

     Our revenues increased by approximately $2.1 million to $22.0 million for the three months ended December 31, 2017 as compared to $19.9 million of revenues for the three months ended December 31, 2016. The TS segment revenues increase of $2.4 million was partially offset by a $0.3 million decrease in our HPP segment.

HPP segment revenue change was as follows for the three months ended December 31, 2017 and 2016:

			Increase (decrease)
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$1,607	$1,527	$80	5%
Services	863	1,224	(361)	(29)%
Total	$2,470	$2,751	$(281)	(10)%

The increase in HPP product revenues is primarily attributed to increased Myricom product shipments partially offset by lower Multicomputer product shipments and parts sales for the period. The decrease in HPP services revenues is primarily attributed to a $329 thousand decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

TS segment revenue change was as follows for the three months ended December 31, 2017 and 2016:

			Increase
	2017	2016	$	%
	(Dollar amounts in thousands)
Products	$14,036	$13,111	$925	7%
Services	5,493	4,054	1,439	35%
Total	$19,529	$17,165	$2,364	14%

The increase in TS segment product revenues of $0.9 million during the period was primarily the result of an increase in product revenues of $1.8 million in our U.K. division, partially offset by decreases of $0.8 million and $0.1 million in our U.S and German divisions, respectively. The $1.8 million increase in the U.K. segment product revenues was primarily the result of increased product shipments to a major customer. The increase in TS segment service revenues of $1.4 million during the period was primarily the result of increases of $1.0 million, $0.3 million and $0.1 million of our U.S., German and U.K.

divisions, respectively. The $1.0 million increase in the U.S. segment service revenues was primarily due to increases in third party maintenance revenues, internal/project revenues, and managed service provider revenues.

      Our revenues by geographic area based on the customer location to which the products were shipped or services rendered were as follows for the three months ended December 31, 2017 and December 31, 2016:

					Increase
	2017	%	2016	%	$	%
	(Dollar amounts in thousands)
Americas	$13,233	60%	$13,123	66%	$110	1%
Europe	8,318	38%	6,497	33%	1,821	28%
Asia	448	2%	296	1%	152	51%
Totals	$21,999	100%	$19,916	100%	$2,083	10%

The $2.1 million increase in revenues is primarily attributed to increased revenues by our TS segment. The $1.8 million increase in revenue to Europe is primarily the result of increased sales by our TS segment U.K. division to U.S. division multi-national customer.

Gross Margins

     Our gross margin ("GM") increased by $0.7 million to $5.1 million for the three months ended December 31, 2017 as compared to a gross margin of $4.5 million for the three months ended December 31, 2016. The GM as a percentage of revenue increased from 22% for the three months ended December 31, 2016 to 23% for the three months ended December 31, 2017 as follows:

	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$1,462	59%	$1,760	64%	$(298)	(5)%
TS	3,671	19%	2,692	16%	979	3%
Total	$5,133	23%	$4,452	22%	$681	1%

The impact of product mix within our HPP segment on gross margin for the period was as follows:

	2017		2016		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$616	38%	$612	40%	$4	(2)%
Services	846	98%	1,148	94%	(302)	4%
Total	$1,462	59%	$1,760	64%	$(298)	(5)%

The overall HPP segment gross margin as a percentage of sales decreased to 59% for the period. The 5% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to decreased high margin royalty revenues combined with the service and product mix.

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,997	14%	$1,801	14%	$196	—%
Services	1,674	30%	891	22%	783	8%
Total	$3,671	19%	$2,692	16%	$979	3%

     The overall TS segment gross margin as a percentage of sales increased to 19% for the three month period ended December 31, 2017 from 16% for the three month period ended December 31, 2016. The overall TS segment gross margin as a percentage of sales increase was primarily due to an 8% increase in service margins as a percentage of TS segment revenues, which is substantially due to having improved margins in our U.K. and Germany divisions.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.7 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively. The current period expenses were primarily for Myricom product engineering expenses incurred in connection with the development of the new Myricom ARIA security products. The increased engineering and development expenses for the three month period ended December 31, 2017 as compared to the three month period ended December 31, 2016 is primarily attributed to an increase in engineering headcount related expenses.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017	% of Total	2016	% of Total	$ Increase	% Increase
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,146	26%	$1,118	28%	$28	3%
TS segment	3,282	74%	2,840	72%	442	16%
Total	$4,428	100%	$3,958	100%	$470	12%

SG&A expenses increased by $0.5 million, or 12%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The increase in HPP segment SG&A expenses is primarily attributed to increased marketing costs related to the HPP security products. The increase in the TS segment SG&A expenses is primarily attributed to increases in variable compensation combined with increases for sales and engineering hires in our U.S and Germany operations.

Other Income/Expenses

The following table details our other income (expense) for the three months ended December 31, 2017 and 2016:

	For the three months ended,
	December 31, 2017	December 31, 2016	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(18)	$(19)	$1
Interest income	5	4	1
Foreign exchange gain (loss)	(93)	54	(147)
Other income, net	1	5	(4)
Total other income (expense), net	$(105)	$44	$(149)

The net change to other income (expenses) of $149 thousand for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016, was primarily driven by the net change of approximately $(147) thousand in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the Tax Act in the period of enactment, which was the Company’s first quarter of fiscal 2018 that ended on December 31, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company's fiscal year ending September 30, 2018 is expected to be 24.3% based on a fiscal year blended rate calculation.

The Company has made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, has recorded a provisional net income tax expense of approximately $1.1 million for the period ended December 31, 2017. The Company was required to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Company has recorded a provisional estimate for a one-time tax expense of $490 thousand, for the remeasurement of deferred tax assets and liabilities. The Tax Act also requires a mandatory deemed repatriation of undistributed foreign earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets. The Company has included a provisional estimate in the amount of $649 thousand related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings in the quarter ended December 31, 2017. As noted, these expenses have been recorded discretely in the quarter ending December 31, 2017. The provisional amount is based on information currently available, including estimated tax earnings and profits from foreign investments. The Company continues to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries, in order to complete the accounting for the effects of the estimated transition tax.

Our provision for income taxes for the three months ended December 31, 2017 was $1.1 million. Our provision for income taxes for the three months ended December 31, 2016 was a tax benefit of $15 thousand. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $4.3 million to $18.2 million as of December 31, 2017 from $13.9 million as of September 30, 2017.

Significant sources of cash for the three months ended December 31, 2017 included a decrease in accounts receivable of $7.4 million, an increase in accounts payable and accrued expenses of $2.0 million, a decrease in deferred tax assets of $0.5 million, and an increase in income taxes payable of $0.4 million.

Significant uses of cash for the three months ended December 31, 2017 included an increase in other current assets of $1.9 million, an increase in inventories of $1.3 million, an increase in deferred costs of $1.2 million, a net loss of $1.2 million, and a decrease in deferred revenues of $0.7 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $5.8 million as of December 31, 2017 as compared to $4.6 million as of September 30, 2017. This cash is included in our total cash and cash equivalents reported above.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described below in this Item 4 has been remediated by the changes we made in response to that material weakness.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2017, our management identified a material weakness as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected in a timely basis. The identified material weakness is in connection with our controls over the revenue recognition process at our foreign subsidiaries, specifically whether revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the three months ended December 31, 2017, management continued to take additional actions to upgrade our international accounting staff and improved accounting operations in our European divisions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to make personnel changes and upgrade systems and processes throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2017, management implemented process improvements and made certain changes to upgrade its internal accounting staff and improve operations in our European division in connection with the identified material weakness noted above. During the three months ended December 31, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
10.1*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012

10.2*	Forms of Employee Restricted Stock Award Agreement

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (b) our Consolidated Statements of Income for the three months ended December 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2017, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

Date: February 14, 2018	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

Date: February 14, 2018	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
10.1*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012

10.2*	Forms of Employee Restricted Stock Award Agreement

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (b) our Consolidated Statements of Income for the three months ended December 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2017 (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith