Form 10-Q
period 2018-03-31
CSP INC /MA/
filed 2018-05-10
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2018, the registrant had 4,006,084 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,967	$13,885
Accounts receivable, net of allowances of $264 and $261	22,657	27,630
Unbilled accounts receivable	1,861	772
Inventories	4,749	5,971
Deferred costs	3,065	929
Refundable income taxes	581	—
Other current assets	2,215	1,139
Total current assets	47,095	50,326
Property, equipment and improvements, net	1,560	1,508

Other assets:
Intangibles, net	108	167
Deferred costs	528	609
Deferred income taxes	2,370	2,827
Cash surrender value of life insurance	3,483	3,300
Other assets	194	191
Total other assets	6,683	7,094
Total assets	$55,338	$58,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,743	$18,845
Deferred revenue	9,469	6,202
Pension and retirement plans	552	534
Income taxes payable	—	442
Total current liabilities	23,764	26,023
Pension and retirement plans	12,212	11,818
Income taxes payable	561	—
Other long term liabilities	162	86
Total liabilities	36,699	37,927

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,006 and 3,935 shares, respectively	41	40
Additional paid-in capital	14,116	13,717
Retained earnings	14,735	17,407
Accumulated other comprehensive loss	(10,253)	(10,163)
Total shareholders’ equity	18,639	21,001
Total liabilities and shareholders’ equity	$55,338	$58,928

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Sales:
Product	$15,184	$18,684	$30,827	$33,322
Services	6,798	6,632	13,154	11,910
Total sales	21,982	25,316	43,981	45,232

Cost of sales:
Product	12,559	15,878	25,589	28,103
Services	4,493	3,743	8,329	6,982
Total cost of sales	17,052	19,621	33,918	35,085

Gross profit	4,930	5,695	10,063	10,147

Operating expenses:
Engineering and development	759	573	1,457	1,169
Selling, general and administrative	4,894	4,500	9,322	8,458
Total operating expenses	5,653	5,073	10,779	9,627

Operating income (loss)	(723)	622	(716)	520

Other income (expense):
Foreign exchange gain (loss)	(9)	28	(101)	82
Other income (expense), net	10	(11)	(3)	(21)
Total other income (expense)	1	17	(104)	61
Income (loss) before income taxes	(722)	639	(820)	581
Income tax expense (benefit)	(128)	211	974	196
Net income (loss)	$(594)	$428	$(1,794)	$385
Net income (loss) attributable to common stockholders	$(594)	$410	$(1,794)	$357
Net income (loss) per share – basic	$(0.16)	$0.11	$(0.47)	$0.10
Weighted average shares outstanding – basic	3,823	3,724	3,795	3,697
Net income (loss) per share – diluted	$(0.16)	$0.11	$(0.47)	$0.09
Weighted average shares outstanding – diluted	3,823	3,847	3,795	3,807

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net income (loss)	$(594)	$428	$(1,794)	$385
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(86)	(76)	(90)	62
Other comprehensive income (loss)	(86)	(76)	(90)	62
Total comprehensive income (loss)	$(680)	$352	$(1,884)	$447

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2018:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Net loss	—	—	—	(1,794)	—	(1,794)
Other comprehensive loss	—	—	—	—	(90)	(90)
Exercise of stock options	5	—	22	—	—	22
Stock-based compensation	—	—	299	—	—	299
Restricted stock cancellation	(13)	—	—	—	—	—
Restricted stock issuance	71	1	—	—	—	1
Issuance of shares under employee stock purchase plan	8	—	78	—	—	78
Cash dividends paid on common stock ($0.22 per share)	—	—	—	(878)	—	(878)
Balance as of March 31, 2018	4,006	$41	$14,116	$14,735	$(10,253)	$18,639

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2018	March 31, 2017
Cash flows used in operating activities:
Net income (loss)	$(1,794)	$385
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	274	268
Amortization of intangibles	59	61
Loss on sale of fixed assets, net	6	5
Foreign exchange gain (loss)	101	(82)
Non-cash changes in accounts receivable	(4)	69
Non-cash changes in inventories	261	81
Stock-based compensation expense on stock options and restricted stock awards	299	249
Deferred income taxes	490	(4)
Increase in cash surrender value of life insurance	(34)	(50)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,477	(5,207)
Decrease in life insurance receivable	—	413
(Increase) decrease in inventories	998	(1,028)
Increase in deferred costs	(1,976)	(1,131)
Increase in refundable income taxes	(579)	(3)
Increase in other current assets	(1,023)	(278)
Increase (decrease) in accounts payable and accrued expenses	(5,388)	2,821
Increase in deferred revenue	2,967	2,786
Decrease in pension and retirement plans liabilities	(51)	(23)
Increase (decrease) in income taxes payable	111	(104)
Increase in other long term liabilities	72	4
Net cash used in operating activities	(734)	(768)
Cash flows used in investing activities:
Life insurance premiums paid	(150)	(150)
Purchases of property, equipment and improvements	(305)	(178)
Net cash used in investing activities	(455)	(328)
Cash flows used in financing activities:
Dividends paid	(878)	(858)
Proceeds from issuance of shares under equity compensation plans	100	106
Net cash used in financing activities	(778)	(752)
Effects of exchange rate on cash	49	(217)
Net decrease in cash and cash equivalents	(1,918)	(2,065)
Cash and cash equivalents, beginning of period	13,885	13,103
Cash and cash equivalents, end of period	$11,967	$11,038
Supplementary cash flow information:
Cash paid for income taxes	$880	$272
Cash paid for interest	$72	$75

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

Organization and Business

CSP Inc. ("CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. CSPI and its subsidiaries develop and market IT integration solutions, advanced security and managed services, purpose built network adapters, and high-performance cluster computer systems to meet the diverse requirements of its commercial and defense customers worldwide. The Company operates in two segments, its High Performance Products (“HPP”) segment and its Technology Solutions (“TS”) segment.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(Amounts in thousands except per share data)
Net income (loss)	$(594)	$428	$(1,794)	$385
Less: net income attributable to nonvested common stock	—	18	—	28
Net income (loss) attributable to common stockholders	$(594)	$410	$(1,794)	$357

Weighted average total shares outstanding – basic	3,823	3,888	3,795	3,986
Less: weighted average non-vested shares outstanding	—	164	—	289
Weighted average number of common shares outstanding – basic	3,823	3,724	3,795	3,697
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	123	—	110
Weighted average common shares outstanding – diluted	3,823	3,847	3,795	3,807

Net income (loss) per share – basic	$(0.16)	$0.11	$(0.47)	$0.10
Net income (loss) per share – diluted	$(0.16)	$0.11	$(0.47)	$0.09

Non-vested restricted stock awards of 168,000 and 169,000 shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2018, respectively, as there was a net loss and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	March 31, 2018	September 30, 2017
	(Amounts in thousands)
Raw materials	$1,067	$1,334
Work-in-process	279	260
Finished goods	3,403	4,377
Total	$4,749	$5,971

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.2 million and $0.4 million as of March 31, 2018 and September 30, 2017, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.4 million and $3.1 million as of March 31, 2018 and September 30, 2017, respectively.

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2018	September 30, 2017
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(3,304)	$(3,214)
Cumulative unrealized loss on pension liability	(6,949)	(6,949)
Accumulated other comprehensive loss	$(10,253)	$(10,163)

7.    Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

During the three months ended March 31, 2018, the Company recorded an income tax benefit of $128 thousand. The tax expense for the six months ended March 31, 2018 was $974 thousand. During the three months ended December 31, 2017, the Company recorded a provisional net income tax expense of approximately $1.1 million related to Tax Act. This included a provisional estimate in the amount of $649 thousand related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount was based on information currently available, including estimated tax earnings and profits from foreign investments. The Company also recorded a provisional estimate for a one-time tax expense of $490 thousand which consisted primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%. These expenses were recorded discretely in the three months ended December 31, 2017.
The Company is using a blended federal rate of roughly 24% for the fiscal year ending September 30, 2018 and will use the 21% for periods after fiscal year 2018.
The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent quarters as more information and guidance becomes available.

8.    Pension and Retirement Plans

The Company has defined benefit and defined contribution plans in the United Kingdom, Germany and the U.S. In the United Kingdom and Germany, the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S.  All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended March 31,
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$10	$—	$10	$10	$—	$10
Interest cost	121	7	128	93	11	104
Expected return on plan assets	(79)	—	(79)	(65)	—	(65)
Amortization of:
Amortization of net gain (loss)	64	(1)	63	91	(1)	90
Net periodic benefit cost	$116	$6	$122	$129	$10	$139

Post Retirement:
Service cost	$—	$10	$10	$—	$10	$10
Interest cost	—	12	12	—	10	10
Amortization of net gain (loss)	—	(4)	(4)	—	4	4
Net periodic cost	$—	$18	$18	$—	$24	$24

	For the Six Months Ended March 31,
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Service cost	$20	$—	$20	$19	$—	$19
Interest cost	238	13	251	188	22	210
Expected return on plan assets	(154)	—	(154)	(131)	—	(131)
Amortization of:
Amortization of net gain (loss)	124	(1)	123	182	(2)	180
Net periodic benefit cost	$228	$12	$240	$258	$20	$278

Post Retirement:
Service cost	$—	$21	$21	$—	$19	$19
Interest cost	—	24	24	—	22	22
Amortization of net gain (loss)	—	(10)	(10)	—	8	8
Net periodic cost	$—	$35	$35	$—	$49	$49

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2018				September 30, 2017
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$51	$51	$—	$—	$62	$62	$—	$—
Pooled funds	8,647	8,647	—	—	8,177	8,177	—	—
Total plan assets	$8,698	$8,698	$—	$—	$8,239	$8,239	$—	$—

9.    Segment Information

The following tables present certain operating segment information for the three months ended March 31, 2018 and March 31, 2017.

		Technology Solutions Segment
For the three months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$1,480	$1,135	$756	$11,813	$13,704	$15,184
Service	315	4,243	115	2,125	6,483	6,798
Total sales	1,795	5,378	871	13,938	20,187	21,982
Income (loss) from operations	(1,057)	140	(233)	427	334	(723)
Assets	15,036	21,172	2,792	16,338	40,302	55,338
Capital expenditures	36	64	—	96	160	196
Depreciation and amortization	57	35	1	69	105	162

2017
Sales:
Product	$1,993	$2,319	$2,162	$12,210	$16,691	$18,684
Service	1,427	4,069	209	927	5,205	6,632
Total sales	3,420	6,388	2,371	13,137	21,896	25,316
Income (loss) from operations	368	261	(35)	28	254	622
Assets	16,667	17,513	2,864	16,153	36,530	53,197
Capital expenditures	41	43	—	22	65	106
Depreciation and amortization	55	53	2	62	117	172

		Technology Solutions Segment
For the six months ended March 31,	High Performance Products Segment	Germany	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$3,087	$3,109	$3,298	$21,333	$27,740	$30,827
Service	1,178	7,638	280	4,058	11,976	13,154
Total sales	4,265	10,747	3,578	25,391	39,716	43,981
Income (loss) from operations	(1,440)	(17)	(91)	832	724	(716)
Assets	15,036	21,172	2,792	16,338	40,302	55,338
Capital expenditures	46	129	—	130	259	305
Depreciation and amortization	113	82	2	136	220	333

2017
Sales:
Product	$3,520	$4,399	$2,863	$22,540	$29,802	$33,322
Service	2,651	7,128	313	1,818	9,259	11,910
Total sales	6,171	11,527	3,176	24,358	39,061	45,232
Income (loss) from operations	414	158	(241)	189	106	520
Assets	16,667	17,513	2,864	16,153	36,530	53,197
Capital expenditures	58	87	—	33	120	178
Depreciation and amortization	110	91	5	123	219	329

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six months ended March 31, 2018, and 2017.

	For the three months ended March 31,				For the six months ended March 31,
	2018		2017		2018		2017
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
					(dollars in millions)
Customer A	$2.7	12%	$3.7	15%	$3.9	9%	$6.6	14%
Customer B	$2.9	13%	$3.8	15%	$5.4	12%	$6.0	13%

In addition, accounts receivable from Customer A totaled approximately $2.7 million, or 12%, and approximately $2.4 million, or 9%, of total consolidated accounts receivable as of March 31, 2018 and September 30, 2017, respectively. Accounts receivable from Customer B totaled approximately $6.6 million, or 29%, and approximately $3.9 million, or 14%, of total consolidated accounts receivable as of March 31, 2018 and September 30, 2017, respectively.

One additional customer, C, accounted for accounts receivable of 10% or more, but did not account for revenue of 10% or more. Accounts receivable from customer C totaled approximately $2.7 million, or 12%, of consolidated accounts receivable as of March 31, 2018. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of March 31, 2018. No other customers accounted for 10% or more of total consolidated accounts receivable as of March 31, 2018.

10.    Dividends

On December 19, 2017, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on January 16, 2018 to shareholders of record as of December 29, 2017, the record date.

On February 12, 2018, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on March 16, 2018 to shareholders of record as of February 28, 2018, the record date.

11.    New accounting standards not adopted as of March 31, 2018

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview of the three months ended March 31, 2018

     Our revenues decreased by approximately $3.3 million, or 13%, to $22.0 million for the three months ended March 31, 2018 as compared to $25.3 million for the three months ended March 31, 2017. The decrease in revenue is the result of a decrease of $1.7 million in our TS segment, combined with a $1.6 million decrease in our HPP segment. Our gross margin percentage was unchanged at 22% of revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Operating income decreased by approximately $1.3 million from operating income of $622 thousand for the three months ended March 31, 2017 to an operating loss of $723 thousand for the three months ended March 31, 2018, primarily as a result of a $765 thousand decrease in gross profit combined with an increase of $580 thousand in operating expenses. The increase in operating expenses was primarily the result of higher variable compensation costs and increased costs for sales and engineering hires in our U.S division of the TS segment and increased engineering costs in our HPP segment. Our income tax expense decreased by approximately $339 thousand resulting in an income tax benefit of $128 thousand for the three months ended March 31, 2018 as compared to an income tax expense of $211 thousand for the three months ended March 31, 2017. The decrease to the income tax expense was primarily due to the decrease in operating income.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	March 31, 2018	% of sales	March 31, 2017	% of sales
	(Dollar amounts in thousands)
Total sales	$21,982	100%	$25,316	100%
Costs and expenses:
Cost of sales	17,052	78%	19,621	78%
Engineering and development	759	3%	573	2%
Selling, general and administrative	4,894	22%	4,500	18%
Total costs and expenses	22,705	103%	24,694	98%
Operating income (loss)	(723)	(3)%	622	2%
Other income	1	—%	17	—%
Income (loss) before income taxes	(722)	(3)%	639	2%
Income tax expense (benefit)	(128)	(1)%	211	1%
Net income (loss)	$(594)	(3)%	$428	1%

Revenues

     Our revenues decreased by approximately $3.3 million to $22.0 million for the three months ended March 31, 2018 as compared to $25.3 million of revenues for the three months ended March 31, 2017. TS segment revenues decreased by $1.7 million, and HPP segment revenues decreased by $1.6 million.

HPP segment revenue change was as follows for the three months ended March 31, 2018 and 2017:

			Decrease
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$1,480	$1,993	$(513)	(26)%
Services	315	1,427	(1,112)	(78)%
Total	$1,795	$3,420	$(1,625)	(48)%

The decrease in HPP product revenues of $513 thousand is primarily attributed to decreased Multicomputer product shipments. The decrease in HPP services revenues is primarily attributed to a $1.1 million decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

TS segment revenue change was as follows for the three months ended March 31, 2018 and 2017:

			Increase (decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$13,704	$16,691	$(2,987)	(18)%
Services	6,483	5,205	1,278	25%
Total	$20,187	$21,896	$(1,709)	(8)%

The decrease in TS segment product revenues of $3.0 million during the period was primarily the result of a decrease in product revenues of $1.4 million in our U.K. division, combined with decreases of $1.2 million and $0.4 million in our German and U.S divisions, respectively. The $1.4 million decrease in the U.K. division product revenues was primarily the result of decreased product shipments to a major customer. The decrease in TS segment product revenues was partially offset by an increase in TS segment service revenues of $1.3 million during the period. The increase in TS segment service revenues for the period ended March 31, 2018 as compared to the prior fiscal year three month period was due primarily to an increase of $1.2 million in our U.S. division. The $1.2 million increase in the U.S. division service revenues was substantially the result of a $900 thousand increase in internal services and additional third party maintenance revenues of $300 thousand.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2018 and March 31, 2017:

					Decrease
	2018	%	2017	%	$	%
	(Dollar amounts in thousands)
Americas	$15,206	69%	$15,600	62%	$(394)	(3)%
Europe	6,562	30%	8,910	35%	(2,348)	(26)%
Asia	214	1%	806	3%	(592)	(73)%
Totals	$21,982	100%	$25,316	100%	$(3,334)	(13)%

The $2.3 million decrease in revenue to Europe is primarily the result of decreased sales by our TS segment U.K. division of $1.3 million to a U.S. division multi-national customer, combined with decreased sales by our TS segment German division of $1.0 million. The 0.6 million decrease in revenue to Asia is primarily the result of decreased multicomputer product sales by our HPP segment to a major customer as the result of a large one time order in the three months ended March 31, 2017.

Gross Margins

     Our gross margin ("GM") decreased by $0.8 million to $4.9 million for the three months ended March 31, 2018 as compared to a gross margin of $5.7 million for the three months ended March 31, 2017. The GM as a percentage of revenue was 22% for the three months ended March 31, 2018, unchanged from the three months ended March 31, 2017.

	2018		2017		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$839	47%	$2,172	64%	$(1,333)	(17)%
TS	4,091	20%	3,523	16%	568	4%
Total	$4,930	22%	$5,695	22%	$(765)	—%

The impact of product mix within our HPP segment on gross margin for the period was as follows:

	2018		2017		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$547	37%	$782	39%	$(235)	(2)%
Services	292	93%	1,390	97%	(1,098)	(4)%
Total	$839	47%	$2,172	64%	$(1,333)	(17)%

The overall HPP segment gross margin as a percentage of sales decreased to 47% for the three months ended March 31, 2018 from 64% for the three months ended March 31, 2017. The 17% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to decreased high margin royalty revenues and a sharper decline in higher margin services in the overall product mix.

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$2,078	15%	$2,024	12%	$54	3%
Services	2,013	31%	1,499	29%	514	2%
Total	$4,091	20%	$3,523	16%	$568	4%

     The overall TS segment gross margin as a percentage of sales increased to 20% for the three month period ended March 31, 2018 from 16% for the three month period ended March 31, 2017. The overall TS segment gross margin as a percentage of sales increase was primarily due to increased product margins and increased higher margin service revenue in our U.S. division.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The current period expenses were primarily for Myricom product engineering expenses incurred in connection with the development of the new Myricom ARIA security products. The increased engineering and development expenses for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017 is primarily attributed to an increase in engineering headcount related expenses.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	% of Total	2017	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,137	23%	$1,231	27%	$(94)	(8)%
TS segment	3,757	77%	3,269	73%	488	15%
Total	$4,894	100%	$4,500	100%	$394	9%

SG&A expenses increased by $0.4 million, or 9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in SG&A expenses was primarily due to a rise in the TS segment SG&A expenses attributed to increases in variable compensation in our U.S. division as a result of increased margins, and sales and engineering hires in our U.S. division, which was partially offset by a decrease in HPP segment SG&A expenses resulting substantially from decreased variable compensation costs.

Other Income/Expenses

The following table details our other income (expense) for the three months ended March 31, 2018 and 2017:

	For the three months ended,
	March 31, 2018	March 31, 2017	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(18)	$(18)	$—
Interest income	4	1	3
Foreign exchange gain (loss)	(9)	28	(37)
Other income, net	24	6	18
Total other income (expense), net	$1	$17	$(16)

The net change to other income (expenses) of $16 thousand for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was primarily driven by the net change of approximately $37 thousand in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period, partially offset by changes in other income of $18 thousand.

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
Our provision for income tax was a tax benefit of $128 thousand for the three months ended March 31, 2018 as compared to a tax expense of $211 thousand for the three months ended March 31, 2017.

Overview of the six months ended March 31, 2018

Our revenues decreased by approximately $1.3 million, or 3%, to $44.0 million for the six months ended March 31, 2018 as compared to $45.2 million for the six months ended March 31, 2017. The decrease in overall revenue for the six month period ended March 31, 2018 as compared to prior fiscal year six month period was the result of an approximately $1.9 million decrease in our HPP segment revenue, partially offset by an increase of approximately $0.6 million in our TS segment. The HPP segment revenue was primarily impacted by lower royalties recognized of approximately $0.8 million on high-speed processing boards during the six months ended March 31, 2018 as compared $2.2 million of royalty revenues for the six month period ended March 31, 2017. Our gross margin percentage increased overall, from 22% of revenues for the six months ended March 31, 2017, to 23% for the six months ended March 31, 2018. Our operating income decreased by approximately $1.2 million to to an operating loss of $0.7 million for the six month period ended March 31, 2018 as compared to operating income of $0.5 million for the six months ended March 31, 2017, primarily as a result of increased selling and marketing expenses and increased engineering expenses. Our income tax expense increased by approximately $778 thousand to an income tax expense of $974 thousand for the six months ended March 31, 2018 as compared to an income tax expense of $196 thousand for the six months ended March 31, 2017. The increase to the income tax expense was primarily due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended:

	March 31, 2018	% of sales	March 31, 2017	% of sales
	(Dollar amounts in thousands)
Sales	$43,981	100%	$45,232	100%
Costs and expenses:
Cost of sales	33,918	77%	35,085	77%
Engineering and development	1,457	3%	1,169	3%
Selling, general and administrative	9,322	21%	8,458	19%
Total costs and expenses	44,697	101%	44,712	99%
Operating income (loss)	(716)	(2)%	520	1%
Other income (expense)	(104)	—%	61	—%
Income (loss) before income taxes	(820)	(2)%	581	1%
Income tax expense	974	2%	196	—%
Net income (loss)	$(1,794)	(4)%	$385	1%

Revenues

     Our total revenues decreased by $1.3 million to $44.0 million for the six months ended March 31, 2018 as compared $45.2 million of revenues for the six months ended March 31, 2017.

HPP segment revenue was as follows for the six months ended March 31, 2018 and 2017:

			Decrease
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$3,087	$3,520	$(433)	(12)%
Services	1,178	2,651	(1,473)	(56)%
Total	$4,265	$6,171	$(1,906)	(31)%

The decrease in HPP product revenues for the period of $0.4 million was primarily the result of a decrease of approximately $0.8 million in Multicomputer product line shipments, partially due to a large shipment in the prior fiscal year period, partially offset by an increase in Myricom product line shipments of $0.4 million for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. The decrease in HPP services revenues of $1.5 million for the period was primarily the result of a decrease of approximately $1.4 million in royalty revenues on high-speed processing boards related to the E2D program during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.

TS segment revenue was as follows for the six months ended March 31, 2018 and 2017:

			Increase (decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$27,740	$29,802	$(2,062)	(7)%
Services	11,976	9,259	2,717	29%
Total	$39,716	$39,061	$655	2%

The decrease in TS segment product revenues of $2.1 million during the period was primarily the result of a decrease in product revenues of $1.3 million and $1.2 million in our German and U.S. divisions, respectively, partially offset by an increase in product revenues of $0.4 million in our U.K division. The $1.3 million decrease in the German division product revenues was primarily the result of lowers sales volume to a major customer due to customer orders being deferred into the third quarter of 2018. The $1.2 million decrease in the U.S. division product revenues was primarily the result of decreases in product shipments to a major customer. The increase in TS segment service revenues of $2.7 million during the period was primarily the result of an increase of $2.2 million and $0.5 million in our U.S. and German divisions, respectively. The $2.2 million increase in the U.S. division service revenues was primarily due to $1.7 million of increased internal services and increased third party maintenance revenues of $0.6 million.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31,				Decrease
	2018	%	2017	%	$	%
	(Dollars in thousands)
Americas	$28,439	65%	$28,723	64%	$(284)	(1)%
Europe	14,880	34%	15,407	34%	(527)	(3)%
Asia	662	1%	1,102	2%	(440)	(40)%
Totals	$43,981	100%	$45,232	100%	$(1,251)	(3)%

The $1.3 million decrease in total revenues is primarily attributed to our HPP segment. The $0.4 million decrease in Asia is primarily the result of decreased product sales by our HPP segment to a major customer of approximately $0.7 million, partially offset by increased sales by our TS segment of $0.4 million. The $0.3 million decrease in Americas is primarily due to decreased revenues by our HPP segment of approximately $1.2 million, partially offset by increased sales by our TS segment U.S. division of approximately $0.9 million. The $0.5 million decrease in Europe revenue is primarily due to decreased sales by our German division of our TS segment.

Gross Margins

     Our gross margin was unchanged at approximately $10.1 million for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 as follows:

	2018		2017		Increase (decrease)
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$2,301	54%	$3,932	64%	$(1,631)	(10)%
TS	7,762	20%	6,215	16%	1,547	4%
Total	$10,063	23%	$10,147	22%	$(84)	1%

The impact of product mix within our HPP segment on gross margin was as follows for the six months ended March 31, 2018 and 2017:

	2018		2017		Increase (decrease)
	(Dollars in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,163	38%	$1,394	40%	$(231)	(2)%
Services	1,138	97%	2,538	96%	(1,400)	1%
Total	$2,301	54%	$3,932	64%	$(1,631)	(10)%

The overall HPP segment gross margin as a percentage of sales decreased to 54% for the period from 64% in the prior year period. The 10% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in Multicomputer high margin royalty revenues.

The impact of product mix within our TS segment on gross margin was as follows for the six months ended March 31, 2018 and 2017:

	2018		2017		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$4,075	15%	$3,825	13%	$250	2%
Services	3,687	31%	2,390	26%	1,297	5%
Total	$7,762	20%	$6,215	16%	$1,547	4%

     The gross margin as a percentage of sales for TS segment product revenues increased by 2% for the period primarily as a result of an increase in higher gross margin sales for our U.S. division. The 5% increase of gross margin as a percentage of the TS segment services sales is the result of increased margins in our U.K. division.

Engineering and Development Expenses

Engineering and development expenses increased by $0.3 million to $1.5 million for the six months ended March 31, 2018 as compared to $1.2 million for the six months ended March 31, 2017. The current period expenses were primarily for Myricom product engineering expenses incurred in connection with the development of the new Myricom ARIA security products. The increased engineering and development expenses for the six month period ended March 31, 2018 as compared to the six month period ended March 31, 2017 is primarily attributed to an increase in engineering headcount related expenses.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31,
	2018	% of Total	2017	% of Total	$ Increase (decrease)	% Increase (decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$2,283	24%	$2,349	28%	$(66)	(3)%
TS segment	7,039	76%	6,109	72%	930	15%
Total	$9,322	100%	$8,458	100%	$864	10%

SG&A expenses increased by $0.9 million, or 10%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. The $0.9 million, or 15%, increase in TS segment expenses is primarily attributed to increases in variable compensation in our U.S. division as a result of increased margins, and increases for sales and engineering hires in our U.S. division. The $0.1 million, or 3%, decrease in HPP segment expenses is primarily attributed to decreases in variable compensation and outside consulting costs.

Other Income/Expenses

The following table details our other income (expense) for the six months ended March 31, 2018 and 2017:

	For the six months ended,
	March 31, 2018	March 31, 2017	Increase (decrease)
	(Amounts in thousands)
Interest expense	$(36)	$(37)	$1
Interest income	9	5	4
Foreign exchange gain (loss)	(101)	82	(183)
Other income, net	24	11	13
Total other income (expense), net	$(104)	$61	$(165)

The decrease to other income (expenses) for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 was primarily driven by the net change of approximately $0.2 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period.

Income Taxes

For the six months ended March 31, 2018, the Company recognized an income tax expense of $974 thousand, which was primarily due to $1.1 million recorded in the first quarter for the Tax Act. The Tax Act required the Company to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Company has recorded a provisional estimate for a one-time tax expense of $490 thousand, for the remeasurement of deferred tax assets and liabilities. The Tax Act also requires a mandatory deemed repatriation of undistributed foreign earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets. The Company has included a provisional estimate in the amount of $649 thousand related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As noted, these expenses have been recorded discretely in the three months ended December 31, 2017. The provisional amount is based on information currently available, including estimated tax earnings and profits from foreign investments. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $1.9 million to $12.0 million as of March 31, 2018 from $13.9 million as of September 30, 2017.

Significant sources of cash for the six months ended March 31, 2018 included a decrease in accounts receivable of $4.5 million, an increase in deferred revenues of $3.0 million, and a decrease in inventories of $1.0 million.

Significant uses of cash for the six months ended March 31, 2018 included a decrease in accounts payable and accrued expenses of $5.4 million, a decrease in deferred costs of $2.0 million, a net loss of $1.8 million, an increase in other current assets of $1.0 million, and dividends paid of $0.9 million.

Cash held by our foreign subsidiaries located in Germany and the United Kingdom totaled approximately $3.7 million as of March 31, 2018 as compared to $4.6 million as of September 30, 2017. This cash is included in our total cash and cash equivalents reported above.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash generated from operations and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described below in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the three months ended March 31, 2018, management continued to take actions to improve accounting operations in our European divisions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to evaluate personnel changes and upgrade systems and processes throughout fiscal year 2018 as necessary.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2018, management implemented process improvements in order to improve operations in our European division in connection with the identified material weakness noted above. During the three months ended March 31, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (b) our Consolidated Statements of Income for the three and six months ended March, 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2018, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 10, 2018	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 10, 2018	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2018 (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith