Form 10-Q
period 2018-06-30
CSP INC /MA/
filed 2018-08-14
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2018, the registrant had 4,017,254 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,415	$10,421
Accounts receivable, net of allowances of $123 and $120	13,059	17,673
Unbilled accounts receivable	1,404	703
Inventories	9,216	5,567
Deferred costs	32	19
Refundable income taxes	688	—
Other current assets	1,894	1,076
Current assets held-for-sale	16,263	14,867
Total current assets	52,971	50,326
Property, equipment and improvements, net	868	919

Other assets:
Intangibles, net	78	167
Deferred income taxes	1,368	1,963
Cash surrender value of life insurance	3,608	3,300
Other assets	65	65
Noncurrent assets held-for-sale	—	2,188
Total other assets	5,119	7,683
Total assets	$58,958	$58,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,130	$14,895
Deferred revenue	1,763	938
Pension and retirement plans	322	325
Income taxes payable	58	138
Current liabilities held-for-sale	16,516	9,727
Total current liabilities	33,789	26,023
Pension and retirement plans	6,505	6,653
Income taxes payable	561	—
Other noncurrent liabilities	37	29
Noncurrent liabilities held-for-sale	—	5,222
Total liabilities	40,892	37,927

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,006 and 3,935 shares, respectively	41	40
Additional paid-in capital	14,306	13,717
Retained earnings	14,297	17,407
Accumulated other comprehensive loss	(10,578)	(10,163)
Total shareholders’ equity	18,066	21,001
Total liabilities and shareholders’ equity	$58,958	$58,928

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales:
Product	$16,080	$23,084	$43,798	$52,007
Services	3,964	3,345	9,480	8,127
Total sales	20,044	26,429	53,278	60,134

Cost of sales:
Product	13,527	19,615	36,473	44,044
Services	1,306	664	3,247	1,729
Total cost of sales	14,833	20,279	39,720	45,773

Gross profit	5,211	6,150	13,558	14,361

Operating expenses:
Engineering and development	895	578	2,352	1,747
Selling, general and administrative	4,094	4,230	11,682	10,910
Total operating expenses	4,989	4,808	14,034	12,657

Operating income (loss)	222	1,342	(476)	1,704

Other income (expense):
Foreign exchange gain (loss)	420	(25)	308	27
Other income (expense), net	38	8	105	30
Total other income (expense)	458	(17)	413	57
Income (loss) before income taxes	680	1,325	(63)	1,761
Income tax expense	249	393	1,225	539
Net income (loss) from continuing operations	431	932	(1,288)	1,222
Loss from discontinued operations, net of tax	(428)	(237)	(503)	(141)
Net income (loss)	3	695	(1,791)	1,081
Net income (loss) attributable to common stockholders	$3	$664	$(1,791)	$1,035

Net income (loss) from continuing operations per share – basic	$0.11	$0.24	$(0.34)	$0.32
Net loss from discontinued operations per share – basic	$(0.11)	$(0.06)	$(0.13)	$(0.04)
Weighted average shares outstanding – basic	3,842	3,744	3,811	3,713

Net income (loss) from continuing operations per share – diluted	$0.11	$0.24	$(0.34)	$0.31
Net loss from discontinued operations per share – diluted	$(0.11)	$(0.06)	$(0.13)	$(0.04)
Weighted average shares outstanding – diluted	3,930	3,819	3,811	3,811

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$3	$695	$(1,791)	$1,081
Other comprehensive income (loss):
Foreign currency translation loss adjustments	(325)	(79)	(415)	(17)
Other comprehensive loss	(325)	(79)	(415)	(17)
Total comprehensive income (loss)	$(322)	$616	$(2,206)	$1,064

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2018:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Net loss	—	—	—	(1,791)	—	(1,791)
Other comprehensive loss	—	—	—	—	(415)	(415)
Exercise of stock options	5	—	22	—	—	22
Stock-based compensation	—	—	489	—	—	489
Restricted stock cancellation	(13)	—	—	—	—	—
Restricted stock issuance	71	1	—	—	—	1
Issuance of shares under employee stock purchase plan	8	—	78	—	—	78
Cash dividends paid on common stock ($0.33 per share)	—	—	—	(1,319)	—	(1,319)
Balance as of June 30, 2018	4,006	$41	$14,306	$14,297	$(10,578)	$18,066

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended
	June 30, 2018	June 30, 2017
Cash flows provided by operating activities:
Net income (loss)	$(1,791)	$1,081
Loss from discontinued operations, net of income tax benefit	(503)	(141)
Net income (loss) from continuing operations	(1,288)	1,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	309	271
Amortization of intangibles	89	90
Loss on sale of fixed assets, net	4	1
Foreign exchange gain	(308)	(27)
Non-cash changes in accounts receivable	3	9
Non-cash changes in inventories	381	165
Stock-based compensation expense on stock options and restricted stock awards	489	411
Deferred income taxes	596	(136)
Increase in cash surrender value of life insurance	(158)	(99)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,913	(798)
Decrease in life insurance receivable	—	413
Increase in inventories	(4,050)	(3,084)
Increase in deferred costs	(14)	(84)
Increase in refundable income taxes	(725)	(18)
Increase in other current assets	(783)	(155)
Increase in accounts payable and accrued expenses	195	6,335
(Increase) decrease in deferred revenue	828	(28)
Decrease in pension and retirement plans liabilities	(80)	(70)
Increase in income taxes payable	481	276
Increase (decrease) in other long term liabilities	7	(193)
Net cash provided by (used in) operating activities of continuing operations	(111)	4,501
Net cash provided by (used in) operating activities of discontinued operations	1,126	(120)
Net cash provided by operating activities	1,015	4,381
Cash flows used in investing activities:
Life insurance premiums paid	(150)	(150)
Purchases of property, equipment and improvements	(262)	(169)
Net cash used in investing activities of continuing operations	(412)	(319)
Net cash used in investing activities of discontinued operations	(154)	(104)
Net cash used in investing activities	(566)	(423)
Cash flows used in financing activities:
Dividends paid	(1,319)	(1,289)
Proceeds from issuance of shares under equity compensation plans	100	106
Net cash used in financing activities	(1,219)	(1,183)
Effects of exchange rate on cash	(165)	123
Net increase (decrease) in cash and cash equivalents	(935)	2,898
Cash and cash equivalents of continuing operations, beginning of period	10,421	7,537
Cash and cash equivalents of discontinued operations, beginning of period	3,464	5,566
Cash and cash equivalents, beginning of period	13,885	13,103
Cash and cash equivalents, end of period	12,950	16,001
Less: Cash and cash equivalents of discontinued operations at end of period	2,535	5,527
Cash and cash equivalents of continuing operations at end of period	$10,415	$10,474
Supplementary cash flow information:
Cash paid for income taxes	$878	$469
Cash paid for interest	$72	$75

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

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

During the third quarter ended June 30, 2018, CSPi's Board of Directors approved the sale of the Germany subsidiary of its TS segment. Accordingly, the Company's Germany division of the TS segment met the criteria for "Assets Held-for-Sale" in accordance with Accounting Standard Codification Topic 360 ("ASC 360") as of June 30, 2018. The Germany assets and liabilities are reflected as "held-for-sale" on the consolidated balance sheets in accordance with ASC 360, at June 30, 2018 and September 30, 2017. In addition, the results of operations for the Germany business have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations-Discontinued Operations for all periods presented. The Company closed on the sale of the German subsidiary of its TS segment on July 31, 2018.

Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 12 for additional information on discontinued operations.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Amounts in thousands except per share data)
Income (loss) from continuing operations	$431	$932	$(1,288)	$1,222
Loss from discontinued operations	(428)	(237)	(503)	(141)
Net income (loss)	3	695	(1,791)	1,081
Less: net income attributable to nonvested common stock	—	31	—	46
Net income (loss) attributable to common stockholders	$3	$664	$(1,791)	$1,035

Weighted average total shares outstanding – basic	4,006	3,921	3,811	3,876
Less: weighted average non-vested shares outstanding	164	177	—	163
Weighted average number of common shares outstanding – basic	3,842	3,744	3,811	3,713
Potential common shares from non-vested stock awards and the assumed exercise of stock options	88	75	—	98
Weighted average common shares outstanding – diluted	3,930	3,819	3,811	3,811

Net income (loss) from continuing operations per share – basic	$0.11	$0.24	$(0.34)	$0.32
Net loss from discontinued operations per share – basic	$(0.11)	$(0.06)	$(0.13)	$(0.04)
Net income (loss) from continuing operations per share – diluted	$0.11	$0.24	$(0.34)	$0.31
Net loss from discontinued operations per share – diluted	$(0.11)	$(0.06)	$(0.13)	$(0.04)

Non-vested restricted stock awards of 168,000 shares were excluded from the diluted loss per share calculation for the nine months ended June 30, 2018, as there was a net loss and their inclusion would have been anti-dilutive.

4.    Inventories

Inventories consist of the following:

	June 30, 2018	September 30, 2017
	(Amounts in thousands)
Raw materials	$953	$1,334
Work-in-process	375	260
Finished goods	7,888	3,973
Total	$9,216	$5,567

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.4 million and $0.4 million as of June 30, 2018 and September 30, 2017, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.2 million and $2.9 million as of June 30, 2018 and September 30, 2017, respectively.

Draft                    Preliminary & Tentative            For Discussion Purposes Only

5.    Deferred Costs

Deferred costs represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30, 2018	September 30, 2017
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(3,629)	$(3,214)
Cumulative unrealized loss on pension liability	(6,949)	(6,949)
Accumulated other comprehensive loss	$(10,578)	$(10,163)

7.    Income Taxes

Income tax expense for continuing operations was $249 thousand and $1.2 million for the three and nine months ended June 30, 2018, respectively, compared to income tax expense of $393 thousand and $539 thousand in the same periods of 2017. For the three and nine months ended June 30, 2018, changes in the effective tax rate from the prior period include lower level of earnings and the reduction in the U.S. tax rate from 35% to 24%. The U.S. tax rate will be 21% for periods after fiscal year 2018.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.
The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

8.    Pension and Retirement Plans

The Company's continuing operations has defined benefit and defined contribution plans in the United Kingdom and in the U.S. The Company's discontinued operations has a defined benefit and defined contribution plan in Germany. As indicated in Note 1, during the third quarter ended June 30, 2018, CSPi's Board of Directors approved the sale of the Germany subsidiary of its TS segment. In the United Kingdom, the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S.  All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended June 30,
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$93	$7	$100	$81	$11	$92
Expected return on plan assets	(77)	—	(77)	(68)	—	(68)
Amortization of:
Amortization of net gain (loss)	45	(1)	44	52	(1)	51
Net periodic benefit cost from continuing operations	61	6	67	65	10	75
Net periodic benefit cost from discontinued operations	52	—	52	68	—	68
Net periodic benefit cost	$113	$6	$119	$133	$10	$143

Post Retirement:
Service cost	$—	$10	$10	$—	$10	$10
Interest cost	—	12	12	—	10	10
Amortization of net gain (loss)	—	(4)	(4)	—	4	4
Net periodic cost	$—	$18	$18	$—	$24	$24

	For the Nine Months Ended June 30,
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$280	$20	$300	$237	$32	$269
Expected return on plan assets	(231)	—	(231)	(198)	—	(198)
Amortization of:
Amortization of net gain (loss)	133	(1)	132	153	(3)	150
Net periodic benefit cost from continuing operations	182	19	201	192	29	221
Net periodic benefit cost from discontinued operations	158	—	158	200	—	200
Net periodic benefit cost	$340	$19	$359	$392	$29	$421

Post Retirement:
Service cost	$—	$32	$32	$—	$29	$29
Interest cost	—	35	35	—	33	33
Amortization of net gain (loss)	—	(14)	(14)	—	11	11
Net periodic cost	$—	$53	$53	$—	$73	$73

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2018				September 30, 2017
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$46	$46	$—	$—	$62	$62	$—	$—
Pooled funds	8,257	8,257	—	—	8,177	8,177	—	—
Total plan assets	$8,303	$8,303	$—	$—	$8,239	$8,239	$—	$—

9.    Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2018 and June 30, 2017.

		Technology Solutions Segment
For the three months ended June 30,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$1,665	$1,978	$12,437	$14,415	$16,080
Service	1,422	232	2,310	2,542	3,964
Total sales	3,087	2,210	14,747	16,957	20,044
Income (loss) from operations	(43)	14	251	265	222
Assets from continuing operations	15,018	4,769	22,908	27,677	42,695
Assets held-for-sale	—	—	—	—	16,263
Total assets	15,018	4,769	22,908	27,677	58,958
Capital expenditures	34	—	52	52	86
Depreciation and amortization	75	1	71	72	147

2017
Sales:
Product	$1,635	$1,748	$19,701	$21,449	$23,084
Service	1,680	252	1,413	1,665	3,345
Total sales	3,315	2,000	21,114	23,114	26,429
Income from operations	388	58	896	954	1,342
Assets from continuing operations	17,277	2,078	22,243	24,321	41,598
Assets held-for-sale	—	—	—	—	16,509
Total assets	17,277	2,078	22,243	24,321	58,107
Capital expenditures	32	—	46	46	78
Depreciation and amortization	58	2	63	65	123

		Technology Solutions Segment
For the nine months ended June 30,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$4,752	$5,276	$33,770	$39,046	$43,798
Service	2,600	512	6,368	6,880	9,480
Total sales	7,352	5,788	40,138	45,926	53,278
Income (loss) from operations	(1,482)	(77)	1,083	1,006	(476)
Assets from continuing operations	15,018	4,769	22,908	27,677	42,695
Assets held-for-sale	—	—	—	—	16,263
Total assets	15,018	4,769	22,908	27,677	58,958
Capital expenditures	80	—	182	182	262
Depreciation and amortization	188	3	207	210	398

2017
Sales:
Product	$5,155	$4,611	$42,241	$46,852	$52,007
Service	4,331	565	3,231	3,796	8,127
Total sales	9,486	5,176	45,472	50,648	60,134
Income (loss) from operations	802	(183)	1,085	902	1,704
Assets from continuing operations	17,277	2,078	22,243	24,321	41,598
Assets held-for-sale	—	—	—	—	16,509
Total assets	17,277	2,078	22,243	24,321	58,107
Capital expenditures	90	—	79	79	169
Depreciation and amortization	168	7	186	193	361

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense/benefit. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues from continuing operations for the three and nine months ended June 30, 2018, and 2017.

	For the three months ended June 30,				For the nine months ended June 30,
	2018		2017		2018		2017
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(Dollar amounts in millions)
Customer A	$1.6	8%	$8.2	31%	$5.5	10%	$14.8	25%
Customer B	$1.0	5%	$3.0	11%	$2.2	4%	$4.5	7%

In addition, accounts receivable from Customer A totaled approximately $1.5 million, or 11%, and approximately $2.4 million, or 14%, of total consolidated accounts receivable as of June 30, 2018 and September 30, 2017, respectively. Accounts receivable from Customer B was less than 10% as of June 30, 2018 and September 30, 2017. One additional customer,

Customer C, accounted for accounts receivable of 10% or more as of June 30, 2018, but did not account for revenue of 10% or more for the three and nine months ended June 30, 2018 and June 30, 2017. Accounts receivable from Customer C totaled approximately $1.6 million, or 13%, of consolidated accounts receivable as of June 30, 2018. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of June 30, 2018. No other customers accounted for 10% or more of total consolidated accounts receivable as of June 30, 2018.

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

On May 9, 2018, the Company's board of directors declared a cash dividend of $0.11 per share which was paid on June 15, 2018 to shareholders of record as of May 31, 2018, the record date.

11.    New accounting standards not adopted as of June 30, 2018

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. Currently, entities are required to adopt this ASU using a modified retrospective transition method. Under that transition method, an entity initially applies this ASU at the beginning of the earliest period presented in its financial statements. ASU No. 2018-11 provides another adoption method, which allows entities to initially apply ASU No. 2016-02 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

12.    Assets held-for-sale and discontinued operations

As discussed in Note 1, on June 27, 2018, CSPi entered into an agreement to sell its Germany operations (Modcomp GmbH, Technology Solutions) to Reply AG, a German stock corporation ("Reply AG") and an affiliate of European IT service provider and media conglomerate Reply SpA (MTA, STAR: REY) (the "Reply Group") for €10.0 million in cash, subject to certain closing and post-closing adjustments. Accordingly, CSPi GmbH, met the criteria for "Assets Held-for-Sale" in accordance with Accounting Standard Codification 360 ("ASC 360") as of June 30, 2018. Pursuant to the terms of a Share Purchase and Assignment Agreement, Reply AG will acquire all of the outstanding stock of Modcomp GmbH, CSPi’s German subsidiary, which includes all of the assets and liabilities of such entity. The Germany assets and liabilities are reflected as "held-for-sale" on the consolidated balance sheets in accordance with ASC 360, at June 30, 2018 and September 30, 2017. In addition, the results of operations for the Germany business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying consolidated balance sheets for each of the periods presented:

	June 30, 2018	September 30, 2017
	(Amounts in thousands)
Currents assets:
Cash and cash equivalents	$2,535	$3,464
Accounts receivable, net	7,936	9,957
Unbilled accounts receivable	553	69
Inventories, net	446	404
Deferred costs	2,978	910
Deferred income taxes	854	—
Other current assets	373	63
Property, equipment and improvements, net	588	—
Total current assets held-for-sale	$16,263	$14,867

Property, equipment and improvements, net	$—	$589
Deferred costs	—	609
Deferred income taxes	—	864
Other noncurrent assets, net	—	126
Total noncurrent assets held-for-sale	$—	$2,188

Current liabilities:
Accounts payable and accrued expenses	$4,667	$3,950
Deferred revenue	6,409	5,264
Pension and retirement plans	5,319	209
Other current liabilities	121	304
Total current liabilities held-for-sale	$16,516	$9,727

Pension and retirement plans	$—	$5,165
Other noncurrent liabilities	—	57
Total noncurrent liabilities held-for-sale	$—	$5,222

The following table summarizes the results of discontinued operations for the three and nine months ended June 30, 2018, and June 30, 2017.

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Amounts in thousands)
Sales	$5,681	$4,103	$16,428	$15,630
Cost of sales	5,150	3,452	14,180	13,043
Gross profit	531	651	2,248	2,587
Selling, general and administrative expenses	922	933	2,656	2,711
Operating loss	(391)	(282)	(408)	(124)
Other expenses	(36)	(10)	(95)	(23)
Loss before income taxes	(427)	(292)	(503)	(147)
Income tax expense (benefit)	1	(55)	—	(6)
Loss from discontinued operations, net of tax	$(428)	$(237)	$(503)	$(141)

13.    Subsequent Events

On July 31, 2018, CSPi announced the completion of its sale of all of the stock of Modcomp GmbH, to Reply AG, pursuant to the terms of a Share Purchase and Assignment Agreement dated June 27, 2018. CSPI GmbH, through itself and its wholly owned subsidiaries, provided managed security services to customers primarily in Germany.

Upon the closing of the Share Purchase Agreement, Reply AG paid to CSPI total cash at closing of approximately €12,343,000, which consists of the original purchase price of €10,000,000 plus an adjustment at closing for Net Cash (as defined in the Share Purchase Agreement) of approximately €2,343,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent sale of our German operations in our TS segment, and the recent changes in the U.S. Tax laws which are still under review by us. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Discontinued Operations

During the third quarter ended June 30, 2018, CSPi's Board of Directors approved the sale of the Germany subsidiary of its TS segment. The Germany assets and liabilities are reflected as "held-for-sale" on the consolidated balance sheets in accordance with ASC 360, at June 30, 2018 and September 30, 2017. In addition, the results of operations for the Germany business have been presented as discontinued operations for all periods presented. The Company closed on the sale of the German subsidiary of its TS segment on July 31, 2018.

Results of Continuing Operations

Overview of the three months ended June 30, 2018

     Our revenues decreased by approximately $6.4 million, or 24%, to $20.0 million for the three months ended June 30, 2018 as compared to $26.4 million for the three months ended June 30, 2017. The decrease in revenue is the result of a decrease of $6.2 million in our TS segment, combined with a $0.2 million decrease in our HPP segment. Our gross margin percentage increased to 26% of revenues for the three months ended June 30, 2018 from 23% for the three months ended June 30, 2017. Operating income decreased by approximately $1.1 million from operating income of $1.3 million for the three months ended June 30, 2017 to operating income of $222 thousand for the three months ended June 30, 2018, primarily as a result of a $939 thousand decrease in gross profit combined with an increase of $181 thousand in operating expenses. The increase in operating expenses was primarily the result of higher compensation costs with an increase in the number of engineers and outside consultants for the development of the new Aria security products in the HPP segment. Our income tax expense decreased by approximately $144 thousand to $249 thousand for the three months ended June 30, 2018 as compared to an income tax expense of $393 thousand for the three months ended June 30, 2017. The decrease to the income tax expense was primarily due to the decrease in operating income.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	June 30, 2018	% of sales	June 30, 2017	% of sales
	(Dollar amounts in thousands)
Sales	$20,044	100%	$26,429	100%
Costs and expenses:
Cost of sales	14,833	74%	20,279	77%
Engineering and development	895	5%	578	2%
Selling, general and administrative	4,094	20%	4,230	16%
Total costs and expenses	19,822	99%	25,087	95%
Operating income	222	1%	1,342	5%
Other income (expense)	458	2%	(17)	—%
Income before income taxes	680	3%	1,325	5%
Income tax expense	249	1%	393	1%
Net income from continuing operations	431	2%	932	4%
Net loss from discontinued operations	(428)	(2)%	(237)	(1)%
Net income	$3	—%	$695	3%

Revenues

     Our revenues decreased by approximately $6.4 million to $20.0 million for the three months ended June 30, 2018 as compared to $26.4 million of revenues for the three months ended June 30, 2017. TS segment revenues decreased by $6.2 million, and HPP segment revenues decreased by $0.2 million.

HPP segment revenue change was as follows for the three months ended June 30, 2018 and 2017:

			Increase (Decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$1,665	$1,635	$30	2%
Services	1,422	1,680	(258)	(15)%
Total	$3,087	$3,315	$(228)	(7)%

The HPP product revenues of $1.7 million were relatively unchanged for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, increasing by $30 thousand from $1.6 million. The decrease in HPP services revenues of $258 thousand is primarily attributed to a $382 thousand decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

TS segment revenue change was as follows for the three months ended June 30, 2018 and 2017:

			Increase (decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$14,415	$21,449	$(7,034)	(33)%
Services	2,542	1,665	877	53%
Total	$16,957	$23,114	$(6,157)	(27)%

The decrease in TS segment product revenues of $7.0 million during the period was primarily the result of a decrease in product revenues of $7.2 million in our U.S. division, partially offset by an increase of $0.2 million in our U.K. division. The $7.2 million decrease in the U.S. division was primarily the result of product sales to a major customer in the prior year that were not repeated in the current year. The $0.2 million increase in the U.K. division product revenues was primarily the result of increased product shipments to two customers. The decrease in TS segment product revenues was partially offset by an increase in TS segment service revenues of $0.9 million during the period. The increase in TS segment service revenues for the period ended June 30, 2018 as compared to the prior fiscal year three month period was due primarily to an increase of $0.9 million in our U.S. division. The $0.9 million increase in the U.S. division service revenues was substantially the result of a $0.8 million increase in internal services and a $0.3 million increase in managed service contracts, partially offset by a decrease in third party maintenance revenues of $0.2 million.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2018 and June 30, 2017:

					Decrease
	2018	%	2017	%	$	%
	(Dollar amounts in thousands)
Americas	$16,586	83%	$21,663	82%	$(5,077)	(23)%
Europe	3,310	16%	3,737	14%	(427)	(11)%
Asia	148	1%	1,029	4%	(881)	(86)%
Totals	$20,044	100%	$26,429	100%	$(6,385)	(24)%

The $5.1 million decrease in revenue to the Americas and the $0.9 million decrease in revenue to Asia is primarily the result of decreased sales by our TS segment U.S. division. The $0.4 million decrease in revenue to Europe is primarily the result of decreased sales by our TS segment U.S division of $1.2 million, partially offset by increased sales by our TS segment U.K. division of $0.7 million to a U.S. division multi-national customer.

Gross Margins

     Our gross margin ("GM") decreased by $0.9 million to $5.2 million for the three months ended June 30, 2018 as compared to a gross margin of approximately $6.1 million for the three months ended June 30, 2017. The GM as a percentage of revenue increased to 26% for the three months ended June 30, 2018, from 23% for the three months ended June 30, 2017.

	2018		2017		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$2,116	69%	$2,411	73%	$(295)	(4)%
TS	3,095	18%	3,739	16%	(644)	2%
Total	$5,211	26%	$6,150	23%	$(939)	3%

The impact of product mix within our HPP segment on gross margin for the period was as follows:

	2018		2017		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$740	44%	$749	46%	$(9)	(2)%
Services	1,376	97%	1,662	99%	(286)	(2)%
Total	$2,116	69%	$2,411	73%	$(295)	(4)%

The overall HPP segment gross margin as a percentage of sales decreased to 69% for the three months ended June 30, 2018 from 73% for the three months ended June 30, 2017. The 4% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in high margin royalty revenues and a reduction in higher margin multicomputer products within the overall product mix.

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,813	13%	$2,720	13%	$(907)	—%
Services	1,282	50%	1,019	61%	263	(11)%
Total	$3,095	18%	$3,739	16%	$(644)	2%

     The overall TS segment gross margin as a percentage of sales increased to 18% for the three month period ended June 30, 2018 from 16% for the three month period ended June 30, 2017. The overall TS segment gross margin as a percentage of sales increase was primarily due to increased higher margin service revenues combined with decreased lower margin product revenues by our TS segment U.S. division.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were $0.9 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. The current period expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA security products. The increased engineering and development expenses for the three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017 is primarily attributed to an increase in engineering headcount related expenses combined with increased consulting costs.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2018 and 2017:

	For the three months ended June 30,
	2018	% of Total	2017	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,264	31%	$1,445	34%	$(181)	(13)%
TS segment	2,830	69%	2,785	66%	45	2%
Total	$4,094	100%	$4,230	100%	$(136)	(3)%

SG&A expenses decreased slightly by $0.1 million, or 3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in SG&A expenses was primarily due to a reduction in the HPP segment SG&A expenses attributed to decreases in variable compensation, which was partially offset by an increase in TS segment SG&A expenses resulting from increased audit fees and headcount related expenses in our U.K. division.

Other Income/Expenses

The following table details other income (expense) for the three months ended June 30, 2018 and 2017:

	For the three months ended,
	June 30, 2018	June 30, 2017	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(24)	$(18)	$(6)
Interest income	4	2	2
Foreign exchange gain (loss)	421	(25)	446
Other income, net	57	24	33
Total other income, net	$458	$(17)	$475

The net change to other income (expenses) of $475 thousand for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, was primarily driven by the net change of approximately $446 thousand in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the prior year period, partially offset by changes in other income of $33 thousand.

Income Taxes

Our provision for income tax was a tax expense of $249 thousand for the three months ended June 30, 2018 as compared to a tax expense of $393 thousand for the three months ended June 30, 2017. The tax rate for the quarter increased to 36.6% due to tax expense in the U.K. for the large gain in foreign exchange, the adjustments of tax accounts for annual tax returns filed in the quarter, and reversal of tax benefit from the prior period.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the Tax Act in the period of enactment, which was in the Company’s first quarter of fiscal 2018 that ended on December 31, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company's fiscal year ending September 30, 2018 is expected to be 24.3% based on a fiscal year blended rate calculation.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations. See Note 12 for additional information.

	For the three months ended
	June 30, 2018	June 30, 2017
	(Amounts in thousands)
Revenues	$5,681	$4,103
Loss from discontinued operations, net of tax	$(428)	$(237)

Overview of the nine months ended June 30, 2018

Our revenues decreased by approximately $6.9 million, or 11%, to $53.3 million for the nine months ended June 30, 2018 as compared to $60.1 million for the nine months ended June 30, 2017. The decrease in overall revenue for the nine month period ended June 30, 2018 as compared to prior fiscal year nine month period was substantially the result of an approximately $2.1 million decrease in our HPP segment revenue combined with a decrease of approximately $4.7 million in our TS segment. The HPP segment revenue was primarily impacted by lower royalties recognized of approximately $1.9 million on high-speed processing boards during the nine months ended June 30, 2018 as compared to $3.7 million of royalty revenues for the nine month period ended June 30, 2017. The TS segment revenue was primarily impacted by reduced product sales to a major customer of our U.S. division in the prior year that were not repeated in the current year. Our overall gross margin percentage increased from 24% of revenues for the nine months ended June 30, 2017, to 25% for the nine months ended June 30, 2018. Our operating income decreased by approximately $2.2 million resulting in an operating loss of $0.5 million for the nine month period ended June 30, 2018 as compared to operating income of $1.7 million for the nine months ended June 30, 2017, primarily as a result of decreased gross profit related to the decreased revenues, increased selling and marketing expenses and increased engineering expenses. Our income tax expense increased by approximately $686 thousand to an income tax expense of $1.2 million for the nine months ended June 30, 2018 as compared to an income tax expense of $539 thousand for the nine months ended June 30, 2017. The increase to the income tax expense was primarily due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended:

	June 30, 2018	% of sales	June 30, 2017	% of sales
	(Dollar amounts in thousands)
Sales	$53,278	100%	$60,134	100%
Costs and expenses:
Cost of sales	39,720	75%	45,773	75%
Engineering and development	2,352	4%	1,747	3%
Selling, general and administrative	11,682	22%	10,910	18%
Total costs and expenses	53,754	101%	58,430	96%
Operating income (loss)	(476)	(1)%	1,704	4%
Other income	413	1%	57	—%
Income (loss) before income taxes	(63)	—%	1,761	4%
Income tax expense	1,225	2%	539	1%
Net income (loss) from continuing operations	(1,288)	(2)%	1,222	3%
Net loss from discontinued operations	(503)	(1)%	(141)	—%
Net Income (loss)	$(1,791)	(3)%	$1,081	3%

Revenues

     Our total revenues decreased by $6.9 million to $53.3 million for the nine months ended June 30, 2018 as compared $60.1 million of revenues for the nine months ended June 30, 2017.

HPP segment revenue was as follows for the nine months ended June 30, 2018 and 2017:

			Decrease
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$4,752	$5,155	$(403)	(8)%
Services	2,600	4,331	(1,731)	(40)%
Total	$7,352	$9,486	$(2,134)	(22)%

The decrease in HPP product revenues for the period of $0.4 million was primarily the result of a decrease of approximately $1.0 million in Multicomputer product line shipments, partially due to a large shipment in the prior fiscal year period, partially offset by an increase in Myricom product line shipments of $0.6 million for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The decrease in HPP services revenues of $1.7 million for the period was primarily the result of a decrease of approximately $1.8 million in royalty revenues on high-speed processing boards related to the E2D program during the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017.

TS segment revenue was as follows for the nine months ended June 30, 2018 and 2017:

			Increase (Decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$39,046	$46,852	$(7,806)	(17)%
Services	6,880	3,796	3,084	81%
Total	$45,926	$50,648	$(4,722)	(9)%

The decrease in TS segment product revenues of $7.8 million during the period was primarily the result of a decrease in product revenues of $8.5 million in our U.S. division, partially offset by an increase in product revenues of $0.7 million in our U.K division. The $8.5 million decrease in the U.S. division product revenues was primarily the result of product sales to a major customer in the prior year that were not repeated in the current year. The increase in TS segment service revenues of $3.1 million during the period was primarily the result of an increase of $3.1 million in our U.S. division which was substantially due to $1.8 million of increased internal services, $0.8 million of increased managed service contract revenues and increased third party maintenance revenues of $0.5 million.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30,				Decrease
	2018	%	2017	%	$	%
	(Dollar amounts in thousands)
Americas	$45,026	85%	$50,385	84%	$(5,359)	(11)%
Europe	7,442	14%	7,617	13%	(175)	(2)%
Asia	810	1%	2,132	3%	(1,322)	(62)%
Totals	$53,278	100%	$60,134	100%	$(6,856)	(11)%

The $6.9 million decrease in total revenues is primarily attributed to a $4.8 million decrease by our TS segment combined with a $2.1 million decrease by our HPP segment. The $5.4 million decrease in the Americas revenues for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 is primarily due to decreased revenues by our TS segment of approximately $4.1 million, combined with decreased sales by our HPP segment of approximately $1.3 million. The $1.3 million decrease in Asia is primarily the result of decreased product sales by our HPP segment to a major customer of approximately $1.0 million, combined with decreased sales by our TS segment of $0.3 million. The $0.2 million decrease in Europe revenue is primarily due to decreased sales by our TS segment.

Gross Margins

     Our gross margin decreased by $0.8 million for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 as follows:

	2018		2017		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$4,417	60%	$6,343	67%	$(1,926)	(7)%
TS	9,141	20%	8,018	16%	1,123	4%
Total	$13,558	25%	$14,361	24%	$(803)	1%

The impact of product mix within our HPP segment on gross margin was as follows for the nine months ended June 30, 2018 and 2017:

	2018		2017		Decrease
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,903	40%	$2,143	42%	$(240)	(2)%
Services	2,514	97%	4,200	97%	(1,686)	—%
Total	$4,417	60%	$6,343	67%	$(1,926)	(7)%

The overall HPP segment gross margin as a percentage of sales decreased to 60% for the period from 67% in the same prior year period. The 7% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in Multicomputer high margin royalty revenues.

The impact of product mix within our TS segment on gross margin was as follows for the nine months ended June 30, 2018 and 2017:

	2018		2017		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$5,422	14%	$5,820	12%	$(398)	2%
Services	3,719	54%	2,198	58%	1,521	(4)%
Total	$9,141	20%	$8,018	16%	$1,123	4%

     The gross margin as a percentage of sales for TS segment product revenues increased by 2% for the period primarily as a result of an increase in higher gross margin sales for our U.S. division. The 4% decrease of gross margin as a percentage of the TS segment services sales is the result of decreased service margins in our U.S. division.

Engineering and Development Expenses

Engineering and development expenses increased by $0.6 million to $2.4 million for the nine months ended June 30, 2018 as compared to $1.7 million for the nine months ended June 30, 2017. The current period expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA security products. The increased engineering and development expenses for the nine month period ended June 30, 2018 as compared to the nine month period ended June 30, 2017 is primarily attributed to an increase in engineering headcount and consulting related expenses.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30,
	2018	% of Total	2017	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$3,547	30%	$3,794	35%	$(247)	(7)%
TS segment	8,135	70%	7,116	65%	1,019	14%
Total	$11,682	100%	$10,910	100%	$772	7%

SG&A expenses increased by $0.8 million, or 7%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The $1.0 million, or 14%, increase in TS segment expenses is primarily attributed to increases in variable compensation in our U.S. division as a result of increased margins and increases for sales and engineering hires in our U.S. division. The $0.2 million, or 7%, decrease in HPP segment expenses is primarily attributed to decreases in variable compensation and outside consulting costs.

Other Income/Expenses

The following table details other income (expense) for the nine months ended June 30, 2018 and 2017:

	For the nine months ended,
	June 30, 2018	June 30, 2017	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(60)	$(55)	$(5)
Interest income	12	8	4
Foreign exchange gain (loss)	308	27	281
Other income, net	153	77	76
Total other income (expense), net	$413	$57	$356

The increase to other income (expenses) for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 was primarily driven by the net change of approximately $0.3 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the corresponding prior year period.

Income Taxes

For the nine months ended June 30, 2018, the Company recognized an income tax expense of $1.2 million, which was primarily due to $1.1 million recorded in the first quarter for the Tax Act. The Tax Act required the Company to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Company has recorded a provisional estimate for a one-time tax expense of $490 thousand, for the remeasurement of deferred tax assets and liabilities. The Tax Act also requires a mandatory deemed repatriation of undistributed foreign earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets. The Company has included a provisional estimate in the amount of $649 thousand related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As noted, these expenses were recorded discretely in the three months ended December 31, 2017. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Results of Discontinued Operations
The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations. See Note 12 for additional information.

	For the nine months ended
	June 30, 2018	June 30, 2017
	(Amounts in thousands)
Revenues	$16,428	$15,630
Loss from discontinued operations, net of tax	$(503)	$(141)

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which was unchanged at $10.4 million as of June 30, 2018 and September 30, 2017.

Significant sources of cash for the nine months ended June 30, 2018 included a decrease in accounts receivable of $3.9 million, an increase of $1.1 million from our discontinued operations, and an increase in deferred revenues of $0.8 million.

Significant uses of cash for the nine months ended June 30, 2018 included an increase in inventories of $4.1 million, a net loss of $1.8 million, and dividends paid of $1.3 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $1.2 million as of June 30, 2018 as compared to $1.1 million as of September 30, 2017. This cash is included in our total cash and cash equivalents reported above.

On July 31, 2018, CSPi announced the completion of the Company's sale of all of the stock of Modcomp GmbH, to Reply AG, an affiliate of Reply SpA, pursuant to the terms of a Share Purchase and Assignment Agreement dated June 27, 2018, and received approximately €12,343,000 in cash (see Note 13).

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

Based on our current plans, business conditions and cash received from the sale of our German operations (see Note 13), management believes that the Company’s available cash and cash equivalents, the cash generated from operations and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described below in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions.  During the three months ended June 30, 2018, management continued to take actions to improve accounting operations in our European divisions and also announced a transaction to sell our Germany subsidiary. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to evaluate personnel changes and upgrade systems and processes throughout fiscal year 2018 as necessary.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2018, management implemented process improvements in order to improve operations in our European division in connection with the identified material weakness noted above. During the three months ended June 30, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description
2.1
Share Purchase Agreement dated June 27, 2018 by and between CSP LTD, as Seller, and Reply AG, as Purchaser, and Modcomp, Inc. as Guarantor (Incorporated by reference to Exhibit 2.01 of CSP's Current Report on Form 8-K dated June 27, 2018).

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2018, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 14, 2018	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 14, 2018	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
2.1
Share Purchase Agreement dated June 27, 2018 by and between CSP LTD, as Seller, and Reply AG, as Purchaser, and Modcomp, Inc. as Guarantor (Incorporated by reference to Exhibit 2.01 of CSP's Current Report on Form 8-K dated June 27, 2018).

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2018 (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith