Form 10-K
period 2018-09-30
CSP INC /MA/
filed 2018-12-27
CIK 356037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

As of March 29, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $38,586,781 based on the closing sale price of $10.75 as reported on the Nasdaq Global Market.

As of December 26, 2018, we had outstanding 4,019,254 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2018.

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

PART I

Item 1.    Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of our commercial and defense customers worldwide, CSPi and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, purpose built network adapters, and high-performance cluster computer systems.

On July 31, 2018, CSPi LTD sold all of the outstanding stock of Modcomp GmbH for $14.4 million cash, and recognized a gain of $16.8 million. The divestiture of our German operations and our increased cash position will enable us to focus time and resources on our higher-margin and greater-potential growth opportunities. We are encouraged by the traction of our managed services business in the U.S. and we intend to continue to invest and focus on our new ARIA SDS cyber security products and to capitalize on the proliferation of our wireless service business.

Segments

CSPI operates in two segments; High Performance Products ("HPP") and Technology Solutions ("TS").

HPP Segment

•
The HPP segment revenue comes from four distinct product lines: (i) a cyber security product named ARIA™ Software-Defined Security ("SDS"), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® ARC Series of 10G Ethernet adapters for both the commercial and government customers; (iii) the Myricom nVoy Series of appliances for OEMs and end-user customers; and (iv) the Multicomputer product portfolio of computing systems for digital signal processing ("DSP") applications within the defense markets.

•
The ARIA SDS solution is a new portfolio of software products (an orchestrator, light-weight instances, and hosted applications) that protect an organization’s critical high-value data, such as personally identifiable information ("PII"), from breaches. Revenue from ARIA will come from the sale of the platform components, hosted software applications, and required support packages, all of which will be renewed on an annual basis. ARIA can be deployed on commercially available servers across an organization’s enterprise, as well as on the latest generation of Myricom adapters.

•
We anticipate that ARIA will be of value to regulated industries, such as financial services or healthcare, due to the rise of data privacy regulations enforced by federal, state, and industry entities. We also believe the patent-pending ARIA SDS solution will be attractive to value-added service providers and OEMs that pursue differentiated security services for their customers. While initial offerings of ARIA applications are planned for revenue shipment in fiscal year 2019, the number of applications will continue to be expanded over time.

•
The Myricom ARC Series of 10G network adapters are optimized for and sold into markets that require high bandwidth and low latency: (i) packet capture, (ii) financial transactions, and (iii) the storage interconnect market. Our primary customers for packet capture include government agencies that need to capture, inject, and analyze network traffic at line rate, and OEMs selling into vendors of computer security appliances. Financial institutions, such as banks, and brokerage firms use Myricom adapters to decrease transaction times. Our storage interconnect customers, primarily in the film industry, use our adapters for video capture and film editing.

•
The Myricom nVoy Series of appliances (Packet Recorder and Packet Broker) can be deployed as part of an organization’s data security structure as a new component to complement existing systems, and provides data breach verification and notification as well as compliance reporting. The primary customers will be OEMs and value- added services providers that are looking to expand their product and services offerings of industry regulation compliance and breach response solutions.

•
Multicomputer products for DSP applications are utilized by domestic and foreign government entities for existing programs. In 2016, the Company decided not to participate in the next generation of defense programs. Revenue flows come from servicing the existing product line for a modest number of existing high-value customers. Therefore, the revenue from these products, as a percentage of overall Company revenue, is expected to decline over time.

TS Segment

•	The TS segment consists of our wholly-owned Modcomp subsidiary, which operates in the United States and the United Kingdom.

•
The TS segment generates product revenues by reselling third-party computer hardware and software as a value added reseller ("VAR"). The TS segment generates service revenues by the delivery of integration services for complex IT environments, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services ("MSP") that primarily serve the small and mid-sized business market ("SMB").

•
Third party products and professional services are marketed and sold through the Company's direct sales force into a variety of vertical markets, including; automotive; defense; health care; education; federal, state and local government; and maritime.

•
CSPi sold all of the outstanding stock of Modcomp GmbH to Reply AG on July 31, 2018 for total cash consideration of $14.4 million. CSP recognized a one-time gain of $16.8 million. The Company determined the German subsidiary met the criteria for discontinued operations under ASC 205. The Consolidated Balance Sheets and Consolidated Statements of Operations reflect the results of Modcomp GmbH classified as discontinued operations at and as of September 30, 2018 and 2017. See Note 2 to the consolidated financial statements for additional information.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2018 and 2017. Additional segment and geographical information is set forth in Note 15 to the consolidated financial statements.

Segment	2018	%	2017	%
	(Dollar amounts in thousands)
HPP	$10,479	14%	$13,844	16%
TS	62,437	86%	74,648	84%
Total Sales	$72,916	100%	$88,492	100%

HPP Segment

Products and Services

The mission of the HPP team is to deliver cyber security solutions to protect of our customers’ high-value, critical assets and improve their network intelligence capabilities.

Products

The ARIA SDS solution will give organizations an automated, central, and coordinated way to accelerate cyber threat detection and response, implement and enforce security polices, control which applications can access critical assets, and to protect applications and the associated data. The ARIA Orchestrator ("SDSo") and instances ("SDSi"), provide the foundation of the ARIA platform, so that a series of lightweight advanced security applications can be deployed, provisioned and managed uniformly across any sized organization.

These instances can be deployed in a variety of scenarios including bare metal servers, virtual machines ("VMs"), and container-based compute environments. The ARIA SDSo will automatically detect any instances and will programmatically execute the specified applications security feature set strengthening an organization's security posture.

For customers that desire a turnkey solution, a bundled offering can be created for deployment and opens the possibility for professional services offerings to our channel.

ARIA SDS APPLICATIONS

The initial rollout of ARIA SDS will consist of three applications that we believe can make the largest market impact. Additional ARIA applications will be announced in coming quarters.

1) ARIA SDS Packet Intelligence: The ARIA Packet Intelligence ("PI") application directs all of an organization’s network traffic to existing security tools like security information and event management solutions ("SIEMs"), user and entity behavior analytics ("UEBA"), and network intrusion protection systems ("NIPS"), making these tools more effective at detecting network-born threats.

The PI application will be available as licensed functionality within a low-cost high availability ("HA") probe that taps into an organization’s network infrastructure as well as the Myricom Secure Intelligent Adapter ("SIA"). The probe will be able to mine data at 10-25G line rates and perform remedial actions to stop threats on a per-traffic stream basis while minimizing impact on network traffic performance. Built-in APIs allow compatible 3rd party threat detection tools to take actions to stop detected threats. It is our belief that competing solutions currently do not provide this mix and level of capability. We will be able to provide a packaged solution by installing 3rd party IPS or IDS applications onto ARIA appliances, such as the probe, that run alongside and are fed by ARIA applications, such as Packet Intelligence. The ARIA PI application will be able to improve IPS or IDS performance by preprocessing the data feeds, allowing such solutions to run effectively at higher line rates.

2) ARIA SDS Packet Capture: Our Sniffer10G ("SNF") software is used by intelligence agencies for packet capture, network surveillance applications, and to perform detailed cyber-threat analysis. It’s a recommended solution to increase Bro IDS to support 10G line rates rather than the standard 1G. With the introduction of ARIA SDS and the Myricom SIA, SNF is being upgraded to support a 25G line-rate. When used in conjunction with the Packet Intelligence application, the SNF application can provide the details required to determine the exact type of threat and/or identify the compromised data records. This combination will improve the ability to achieve compliance with today’s new data privacy laws including the European Union’s GDPR and similar laws.

3) ARIA SDS KMS (Key Management System): The ARIA KMS application will make it easier to add encryption and decryption capabilities to applications which leverage a standards-based key management interoperability protocol

("KMIP") client. For example, each of VMware’s vSphere and vSAN instances leverage a KMIP client to encrypt their application data output. As such, they need to be fed a KMIP compatible key to perform encryption. Depending upon the size of the environment, this could require thousands of keys. Our KMS key management server solution provides such KMIP keys securely and rapidly at scale while ensuring that the servers are highly available at all times. Our application was designed to solve the deployment complexity challenges currently associated with key management.

MYRICOM ARC SERIES

Our Myricom ARC Series product line includes a portfolio of Ethernet adapters and specialized software, which is branded as DBL for financial institutions and Sniffer10G ("SNF") for network monitoring. Both are compatible with Linux, Windows, Mac OS X, and VMware ESX. Our legacy generation of 10G ARC Series adapters are primarily used by media editors, especially those that use Avid® MediaCentral™ Platform, as stand-alone Network Interface Cards ("NIC"). Our most current ARC Series adapters, also 10G, are purpose-built for applications that require high bandwidth, low latency and line-rate packet capture such as high-frequency financial trading and network traffic analysis.

The 25G Myricom ARC Series Secure Intelligent Adapter ("SIA") is our next-generation adapter and will provide additional compute capabilities and specialized hardware to run the ARIA SDS platform and applications. A 25G version of SNF is being developed to deliver higher line rates as required by enterprise and government customers. This will also let these organizations achieve lossless packet capture and packet inspection, which is required for network surveillance use cases and tools, such as lawful intercept, deep packet inspection, forensic tools, and threat detection applications. Other customers for the SIA include OEMs and MSSP partners to run their own applications upon.

Packet Broker and Packet Recorder: Also sold under the Myricom brand, the nVoy Series is comprised of a 100G Packet Broker, a 10G Packet Recorder appliance, and specialized software. These tools assist customers in the monitoring of specified critical assets and automatically verify data breaches and alert the appropriate teams, thus reducing overall breach response time. We believe that the automated breach notification capabilities found in nVoy are best suited for regulated industries such as banking, finance, healthcare, insurance, retail, and state and local government ("SLED"), all of which are under pressure to comply with data privacy regulations. The nVoy’s capabilities complement our ARIA SDS solution and can be deployed as a solution for network and/or data security forensics and regulatory compliance.

MULTICOMPUTER PRODUCTS

Our Multicomputer product portfolio includes the 2000 SERIES VME and 3000 SERIES VXS systems. The 2000 SERIES products, based on PowerPC RISC processors with AltiVec™ technology, high-speed memory, and Myrinet-2000™ cluster interconnect, are currently is use by customers in the aerospace, commercial, and defense markets. The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, targets high-performance DSP, signal intelligence ("SIGINT"), and radar and sonar applications in airborne, shipboard, and unmanned aerial vehicle ("UAV") platforms where space, power, and cooling are at a premium. The HPP segment continues to ship and repair existing Multicomputer products to its customer base and support an installed base of DSP systems.

Royalties

We license the design of certain 2000 SERIES computer processor boards and switch interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

Our focus for fiscal 2019 and beyond is to continue our support of established Multicomputer and Myricom products allowing system deployments to be made by government entities. These programs have support requirements that often extend beyond twenty years.

Financial Transactions Market

Myricom network adapters with DBL application software address the need for the ultra-low latency required in the world of financial trading. Running DBL on the Myricom ARC Series provides acceleration for 10G Ethernet environments, with benchmarked application-to-application latency in the single digit microsecond range for Linux and Microsoft Windows operating systems.

Packet Capture Market

Myricom Sniffer10G, and in development, the 25G software, running on ARC Series Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low-cost CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis, testing, measurement, and packet generation, as well as deep packet inspection ("DPI"). The ARC series is a technology component within intrusion detection systems ("IDS"), forensic tools, and threat detection and response solutions.

Storage Interconnect Market

Myricom ARC Series network adapters are used in a wide range of networked applications, including those that connect to storage subsystems using Ethernet. Many of these customers are using content-creation applications requiring high-performance networking from the storage system to video-editing workstations. We also have customers in the supercomputing market and building cable head ends for video distribution. These adapters, in conjunction with the Myri10GE software, deliver best-in-class throughput performance for Ethernet controllers.

Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cyber security solutions to find and stop intrusion threats, while also reducing their operating costs. While our ARIA SDS solutions will be offered through our direct sales channel, it is more likely that sales will come through via independent software vendor channels to the end customers.

OEMs in the applications performance management ("APM"), as well as the cyber security segments will be candidates for ARIA deployments. These vendors can benefit from integrating the ARIA applications as internal solution toolsets to allow their application to scale, add critical functionality, or solve particular problems, such as poor performance.

Another target for ARIA will be the managed security services providers, as these providers desire simple, yet differentiated, solutions that can be deployed across their customer bases. The orchestration and automation capabilities found in ARIA SDS are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

It is expected that the Myricom nVoy solution will be used by information security resources who desire a new approach to quickly validate and be notified of a data breach to minimize breach impact and to meet compliance regulations. This is appealing due to the changing regulatory climate that requires response to breaches within a few days. The nVoy solution can further reduce that time and provide proof of the records breached by leveraging the ARIA applications. Value added resellers will find nVoy appealing to expand their portfolio of security products and services and replace less-effective tools and processes in their customer environments.

Competition

CSPi’s completion in the security space comes primarily from the large, traditional security vendors like Dell, IBM, and to a lesser degree, Intel. Due to the ARIA’s approach to network and data security, we also face competition from traditional security tools and best practices approaches to breaches such as threat hunting, breach detection, and breach prevention. The competition includes common firewall manufacturers such as Palo Alto or Cisco, and in the case of data packet brokers, Gigamon and Ixia. Competitors for ARIA SDS encryption include applications and appliances provided by Thales, HPE’s Voltaic group, and other smaller market players.

In the crowded security products market, our history of supporting defense and government military programs, strong security application expertise, and the ability to develop optimized products for OEMs will help set us apart. However, we must continually develop new features and solutions to stay abreast of evolving customer requirements and leverage advances in technology. One example is Intel’s chip-level roadmap that may provide additional functionality for our ARIA SDS solution but our competitors could also attempt to leverage this. Some of these competitors may also be potential go-to-market partners or OEM customers looking to integrate our capabilities within their products and solutions.

Customers who need a combination of advanced data protection features and who require optimized application performance are best suited to the ARIA solution. Security adapter products will also leverage previous generation Myricom ARC Series network adapter capabilities that include advanced filtering, support for kernel bypass technologies, lossless packet capture, and precision time stamping. These new capabilities will offer a variety of security service combinations that our customers can put to use.

Manufacturing, Assembly and Testing

Currently, all Multicomputer products are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third-party vendors.

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

Currently, Myricom products, including the nVoy appliances and ARC Series adapters, are shipped to our customers directly from our plant in Lowell, Massachusetts. The packet recorder and packet broker appliances are sourced from third-party partners, integrated with CSPi software and resold under the CSPi brand. Our network adapters are designed in-house and fabricated by outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

The ARIA SDS solution (platform and applications) will be downloaded and licensed from servers or content-delivery services directly controlled by CSPi. The ARIA software can be sold in conjunction with the SIA, or our appliances, which may be preloaded with the appropriate images. Licensing will be handled by the ARIA SDSo which will be accessible by CSPi’s licensing severs to allow proper flexible services feature set activation and payment.

We provide a warranty covering defects arising from the sale of Multicomputer and Myricom products, which varies from 90 days to three years, depending upon the particular unit in question.

Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx or NXP for a variety of processors for certain products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

Research and Development

For the year ended September 30, 2018, our expenses for R&D were approximately $3.3 million compared to approximately $2.4 million for fiscal year 2017. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2018 involved development of the ARIA SDS product set, and enhancements to our Myricom products, in which we expect to continue to make investments related to the development of new hardware adapter products and the ARIA SDS software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by adding features and capabilities to meet the needs of our markets.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have two pending patents for the ARIA software and will be pursuing additional patent rights over time.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $1.0 million at September 30, 2018 as compared to $0.8 million at September 30, 2017. Our backlog can fluctuate greatly. These possible large fluctuations can be due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship within the next twelve months from September 30, 2018.

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

Third-Party Hardware and Software

Our wholly-owned subsidiary, Modcomp, sells third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications, and IT security hardware and software solutions. Our key offerings include products from HPE/Aruba, Cisco Systems, Palo Alto Networks, DellEMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers' diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMBs and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

•	Implementation, integration, migration, configuration, installation services and project management.

•
Hyper-Converged Infrastructure ("HCI") - We assist our clients with designing and implementing HCI solutions from multiple vendors including DellEMC, Nutanix, HPE and Cisco. HCI is a software-centric architecture that tightly integrates compute, storage and virtualization resources in a single system. The benefits of an HCI solution are improved performance, scalability and flexibility all in a reduced footprint.

•
Virtualization - We help our customers implement virtualization solutions using products from companies such as VMWare and Citrix that allow one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments. Virtualization eliminates physical and geographical limitations and enables users to host multiple operating systems and applications on fewer servers. Benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery.

•
Enterprise security intrusion prevention, network access control and unified threat management. Using third-party products from companies like Palo Alto, Aruba Networks, Juniper Networks, Fortinet, Checkpoint and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.

•
IT security compliance services. We provide services for IT security compliance with personal privacy laws such as the Payment Card Industry Data Security Standard ("PCI DSS"), the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and internal control regulations under the Sarbanes-Oxley Act ("SOX").

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

Managed and Cloud Services

As consumption models continue to evolve in our industry, Modcomp has developed a robust managed & cloud services offering to provide alternative solutions to traditional capital expenditure investments in IT solutions and IT operations for our clients. Our value is to provide an elastic offering that will allow the client to scale and consume these offerings with monthly billing options that help control costs and provide economies of scale.

We provide managed and cloud services in the following areas:

•
Proactive monitoring and remote management of IT Infrastructure that includes network (both wired and wireless), data center (which includes compute, storage and virtualization), desktops, unified communications platforms and security.

•	Managed Collaboration solutions (voice and video), resale of Cisco Webex Teams under annuity program.

•	Managed Security (firewall, endpoint protection, malware, anti-virus and SIEM).

•	Managed BackUp and Replication.

•	Cloud services that include Microsoft Office 365, Azure, Greencloud and Amazon Web Services.

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products and services we sell through sales offices in the U.S. and the U.K. using our direct sales force (for a list of our locations, see Item 2 of this Form 10-K).

Competition

Our primary competition in the TS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, Presidio, Dimension Data, Bechtle AG and Computacenter AG & Co oHG. In addition, we compete directly with many of the companies that manufacture the third-party products we sell, including Cisco Systems, IBM, Hewlett Packard (HPE), EMC (now part of Dell) and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they also include such national competitors as HP/EDS, IBM and Cap Gemini.

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

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $7.2 million at September 30, 2018, as compared to $8.9 million at September 30, 2017. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2019.

Significant Customers

See Note 15 in the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2018 and 2017.

Employees

On September 30, 2018, we had approximately 124 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

Company Website

The Company's internet address is http://www.cspi.com. Through that address, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company's website is not included in, nor incorporated by reference into, this annual report on Form 10-K.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 15 of the notes to the consolidated financial statements.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2018, one customer accounted for approximately $7.5 million in revenue, or 10% of our total revenues for the fiscal year. A significant reduction in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies

We make significant investments in Aria SDS cyber security products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for Aria products, services, and technologies. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a significant portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 6% of our total revenue in fiscal year 2018 and 8% of our total revenue in fiscal year 2017 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Our international operation is subject to a number of risks.
We market and sell our products in certain international markets and we have established operations in the U.K. The sale of our German operation in fiscal year 2018 is treated as discontinued operations in our 2018 financial statements. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 17% and 21% of our total revenue for the fiscal years ended September 30, 2018 and 2017, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution ("CR") that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended, and sequestration is not alleviated, it could continue to have significant consequences to our business and our industry.

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

Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, we are required to evaluate and determine the effectiveness of our internal control structure and procedures. We determined internal controls had not been effective in fiscal year 2017 due to a material weakness described below. If we have a material weakness in our internal controls, our results of operations or financial condition may be materially adversely affected or our stock price may decline. As of September 30, 2018, we have concluded the identified material weakness in connection with controls over revenue recognition in foreign subsidiaries in the prior years had been remediated. See Item 9A "Controls and Procedures" elsewhere in this document.

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

Our industry requires a continued investment in R&D. As a result of our need to maintain or increase our spending levels for R&D in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our revenues fall below expectations. In addition, as a result of CSPI's commitment to invest in R&D, spending as a percent of revenues may fluctuate in the future. Further, if we fail to invest sufficiently in R&D or our R&D does not produce competitive results, our products may become less attractive to our customers or potential customers, which could materially harm our business and results of operations.

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

The material weakness, which was first identified in fiscal year 2015, was in connection with our controls over the revenue recognition process at our foreign subsidiary, specifically that revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process, primarily in Germany, were not operating effectively and the resulting control deficiency amounted to a material weakness in our internal controls over financial reporting. Management has concluded that the material weakness has been remediated making internal controls over financial reporting effective as of September 30, 2018. See Item 9A “Controls and Procedures” for details.

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

Listed below are our principal facilities as of September 30, 2018. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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

	2018		2017
Fiscal Year:	High	Low	High	Low
1st Quarter	$17.00	$10.60	$11.95	$7.89
2nd Quarter	$18.89	$10.41	$11.35	$8.25
3rd Quarter	$12.18	$8.75	$11.23	$10.00
4th Quarter	$14.87	$9.71	$11.20	$9.61

Stockholders.    We had approximately 67 holders of record of our common stock as of December 26, 2018. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,467.

Dividends.   For the fiscal years ended September 30, 2018 and 2017, the Company declared and paid cash dividends as follows:

Fiscal Year	Date Declared	Record Date	Date Paid	Amount Paid Per Share
2017	1/12/2017	1/27/2017	2/8/2017	$0.11
2017	2/23/2017	3/3/2017	3/17/2017	$0.11
2017	5/24/2017	6/1/2017	6/15/2017	$0.11
2017	8/14/2017	8/21/2017	9/5/2017	$0.11
2018	12/19/2017	12/29/2017	1/16/2018	$0.11
2018	2/12/2018	2/28/2018	3/16/2018	$0.11
2018	5/9/2018	5/31/2018	6/15/2018	$0.11
2018	8/13/2018	8/31/2018	9/14/2018	$0.15

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Fiscal 2018 Results of Continuing Operations

Revenue decreased by approximately $15.6 million, or 18%, to $72.9 million for the fiscal year ended September 30, 2018 versus $88.5 million for the fiscal year ended September 30, 2017.

Our gross profit margin percentage increased overall, from 24% of revenues for the fiscal year ended September 30, 2017 to 25% for the fiscal year ended September 30, 2018.

We generated an operating loss of approximately $1.6 million for fiscal year ended September 30, 2018 as compared to operating income of approximately $3.4 million for fiscal year ended September 30, 2017.

On July 31, 2018, we completed the sale of all of the outstanding stock of our Germany division of our TS segment. The one time gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million. No income taxes were provided as the transaction was a tax-free exchange in the U.K. The Modcomp GmbH's results have been recorded as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations for all periods presented.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

	September 30, 2018	% of sales	September 30, 2017	% of sales
	(Dollar amounts in thousands)
Sales	$72,916	100%	$88,492	100%
Costs and expenses:
Cost of sales	54,517	75%	67,069	76%
Engineering and development	3,277	4%	2,362	3%
Selling, general and administrative	16,723	23%	15,666	18%
Total costs and expenses	74,517	102%	85,097	96%
Operating income (loss)	(1,601)	(2)%	3,395	4%
Other income, net	495	1%	10	—%
Income (loss) before income taxes	(1,106)	(2)%	3,405	4%
Income tax expense	882	1%	1,162	1%
Net income (loss) from continuing operations	(1,988)	(3)%	2,243	3%
Gain on sale of discontinued operations	16,838	23%	—	—%
Net income (loss) from discontinued operations	(410)	(1)%	263	—%
Total income from discontinued operations	16,428	22%	263	—%
Net income	$14,440	19%	$2,506	3%

Revenues

Revenue decreased by approximately $15.6 million, or 18%, to $72.9 million for the fiscal year ended September 30, 2018 versus $88.5 million for the fiscal year ended September 30, 2017. Our HPP segment revenue decreased by approximately $3.4 million primarily due to a decline of $2.9 million in royalty revenues combined with a $1.0 million decline in Multicomputer product revenues, partially offset by $0.5 million increase in Myricom product revenues. Our TS segment revenue decreased by approximately $12.2 million from decreases of $8.8 million and $3.4 million in our U.S. and U.K. divisions, respectively.

HPP segment revenue change by product and services lines for the fiscal years ended September 30 were as follows:

(Dollar amounts in thousands)			Decrease
	2018	2017	$	%
Product	$7,014	$7,608	$(594)	(8)%
Services	3,465	6,236	(2,771)	(44)%
Total	$10,479	$13,844	$(3,365)	(24)%

The decrease in HPP product revenues for the period of $0.6 million was primarily the result of a decrease of approximately $1.0 million in Multicomputer product line shipments, partially due to a large shipment in the prior fiscal year period, partially offset by an increase in Myricom product line shipments of approximately $0.4 million for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017. The decrease in HPP services revenues of approximately $2.8 million for the period was primarily the result of a decrease of approximately $2.9 million in royalty revenues on high-speed processing boards related to the E2D program during the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017.

TS segment revenue change by product and services lines for the fiscal years ended September 30 were as follows:

(Dollar amounts in thousands)			Increase (decrease)
	2018	2017	$	%
Product	$52,647	$68,745	$(16,098)	(23)%
Services	9,790	5,903	3,887	66%
Total	$62,437	$74,648	$(12,211)	(16)%

The TS segment total revenue decreased in the U.S. and U.K. divisions as previously noted. The $16.1 million decrease in TS segment product revenue is attributed to decreases of $12.9 million and $3.2 million in our U.S. and U.K. divisions, respectively. These decreases were primarily associated with the same major customer in the U.S. and U.K. The $3.9 million service revenue increase is related to an increase in the U.S. division of $4.1 million, partially offset by a decrease in the U.K. of $0.2 million.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

(Dollar amounts in thousands)
	For the years ended September 30,				Decrease
	2018	%	2017	%	$	%
Americas	$60,458	83%	$69,982	79%	$(9,524)	(14)%
Europe	10,325	14%	14,507	16%	(4,182)	(29)%
Asia	2,133	3%	4,003	5%	(1,870)	(47)%
Totals	$72,916	100%	$88,492	100%	$(15,576)	(18)%

The $15.6 million decrease in total revenues is primarily attributed to a $12.2 million decrease by our TS segment combined with a $3.4 million decrease by our HPP segment. The $9.5 million decrease in the Americas revenues for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017 is primarily due to decreased revenues by our TS segment of approximately $7.5 million, combined with decreased sales by our HPP segment of approximately $1.9 million. The $4.2 million decrease in Europe revenue is primarily due to decreased sales by our TS segment UK division of approximately $3.2 million combined with a decrease by our TS segment US division of approximately $0.8 million and a decrease in our HPP segment of approximately $0.2 million. The $1.9 million decrease in Asia is primarily the result of decreased product sales by our HPP segment to a major customer of approximately $1.0 million, combined with decreased sales by our TS segment of $0.6 million.

Gross Margins

     Our gross margins ("GM") decreased by approximately $3.0 million to $18.4 million in fiscal year 2018 as compared to gross margins of $21.4 million in fiscal year 2017.

The following table summarizes GM changes by segment for fiscal years 2018 and 2017:

(Dollar amounts in thousands)
	2018		2017		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$6,137	59%	$9,345	68%	$(3,208)	(9)%
TS	12,262	20%	12,078	16%	184	4%
Total	$18,399	25%	$21,423	24%	$(3,024)	1%

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

(Dollar amounts in thousands)
	2018		2017		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$2,775	40%	$3,249	43%	$(474)	(3)%
Services	3,362	97%	6,096	98%	(2,734)	(1)%
Total	$6,137	59%	$9,345	68%	$(3,208)	(9)%

The overall HPP segment gross margins as a percentage of sales decreased to 59% in fiscal year 2018, from 68% in fiscal year 2017. The 9% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to the impact of a decrease of $2.9 million in high margin Multicomputer royalty revenues combined with a $1.0 million decrease in higher margin Multicomputer product sales.

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

(Dollar amounts in thousands)
	2018		2017		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
Product	$6,886	13%	$8,607	13%	$(1,721)	—%
Services	5,376	55%	3,471	59%	1,905	(4)%
Total	$12,262	20%	$12,078	16%	$184	4%

     The overall TS segment gross margin as a percentage of sales increased 4% for the period. For fiscal year 2018 compared to fiscal year 2017, the $1.7 million decrease in our TS segment product gross margins resulted from decreased product revenues in both divisions. The $1.9 million increase in the TS segment service gross margins resulted from a combination of increased service revenues of approximately $3.9 million combined with a general decrease in overall service revenue margins.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the fiscal years ended September 30, 2018 and 2017:

(Dollar amounts in thousands)
	For the years ended September 30,
	2018	% of Total	2017	% of Total	$ Increase	% Increase
By Operating Segment:
HPP	$3,277	100%	$2,362	100%	$915	39%
TS	—	—%	—	—%	—	—%
Total	$3,277	100%	$2,362	100%	$915	39%

Engineering and development expenses increased by $0.9 million to $3.3 million for the fiscal year ended September 30, 2018 as compared to $2.4 million for the fiscal year ended September 30, 2017. The current fiscal year expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA SDS cyber security products. The increased engineering and development expenses for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017 is primarily attributed to an increase in engineering headcount and consulting related expenses.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2018 and 2017:

(Dollar amounts in thousands)
	For the years ended September 30,
	2018	% of Total	2017	% of Total	$ Increase	% Increase
By Operating Segment:
HPP	$5,637	34%	$5,516	35%	$121	2%
TS	11,086	66%	10,150	65%	936	9%
Total	$16,723	100%	$15,666	100%	$1,057	7%

For fiscal year 2018 compared to fiscal year 2017, the HPP segment SG&A spending increase of $0.1 million is primarily attributed to increases in variable compensation costs partially offset by decreases in consulting expenses. For fiscal year 2018 compared to fiscal year 2017, the TS segment SG&A spending increase of approximately $0.9 million is substantially the result of an increase in our U.S. division of $0.6 million primarily attributed to variable selling expenses and additional engineering and sales hires. The U.K had an increase of $0.3 million primarily due to employee redundancy expenses.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2018 and 2017:

(Dollar amounts in thousands)
	For the years ended September 30,
	2018	2017	Increase (decrease)
Interest expense	$(85)	$(73)	$(12)
Interest income	20	11	9
Foreign exchange gain (loss)	263	(42)	305
Other income, net	297	114	183
Total other income (expense), net	$495	$10	$485

The increase to other income (expenses) for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017 was primarily driven by the net change of approximately $0.3 million in the foreign exchange gain (loss) on foreign currency holdings in the current period as compared to the corresponding prior year period, combined with an increase of approximately $0.2 million in other income, net.

 Income Taxes

     On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Staff Accounting Bulletin No. 118 ("SAB 118") provides companies with guidance on accounting for the impact of the Tax Reform Act. Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements which is substantially complete. In accordance with SAB 118, the recorded amounts reflecting the impact of the Tax Reform Act are reflected in these consolidated financial statements and related disclosures. As new provisions for Global Intangible Low-Tax Income ("GILTI") are effective for tax years beginning after December 31, 2017, the Company has not calculated any tax related impact for GILTI during the period.

The Company recorded an income tax expense of approximately $882 thousand, which reflected an effective tax expense rate of (79.7%) for the year ended September 30, 2018. The impact of the Tax Reform Act included remeasurement of the Company’s U.S. deferred tax assets and liabilities to a 24.3% for current and 21% for the non-current portions resulted in a tax expense of approximately $588 thousand consisting of a reduction of the Company’s net deferred tax asset. The Company recorded tax expense of approximately $771 thousand related to the deemed repatriation tax. For the year ended September 30, 2017, the income tax expense was approximately $1.2 million, which reflected an effective tax rate of 34.1%. The lower effective tax rate for 2017 as compared to the statutory rate was due in part to a large research and development credit.

As of September 30, 2018, management assessed the positive and negative evidence in the U.S. operations, and estimated that we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized in recent fiscal years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors that we considered are the likelihood for continued royalty income in future years, new product revenue from cyber security products, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2018, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if there is objective negative evidence in the form of cumulative losses.

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

Results of Discontinued Operations

CSPi LTD, a wholly owned indirect subsidiary of the Company, sold all of the outstanding stock of Modcomp GmbH to Reply AG, an affiliate of Reply SpA, a holding company for a worldwide group of companies, on July 31, 2018 for $14.4 million cash, and recognized a gain of $16.8 million. The divestiture of CSP’s German operations and our increased cash position will enable us to focus time and resources on our higher-margin and greater-potential growth opportunities. We are encouraged by the traction of our managed services business in the U.S. and we intend to continue to invest and focus on our new ARIA SDS cyber security products and to capitalize on the proliferation of our wireless service business. This divestiture of our German operations is another positive step toward our future growth.

The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations. See Note 2 for additional information.

	For the years ended
	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Revenues	$18,365	$22,990
Income (loss) from discontinued operations, net of tax	$(410)	$263

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $14.7 million to $25.1 million as of September 30, 2018 from $10.4 million as of September 30, 2017, which was primarily due to the sale of our German operations to Reply AG on July 31, 2018 (see Note 2 in the Notes to our Consolidated Financial Statements contained in this annual report on Form 10-K). At September 30, 2018, cash equivalents totaled $0.5 million of this amount.

Significant sources of cash for the year ended September 30, 2018 included net income of approximately $14.4 million, a decrease in accounts receivable of approximately $5.2 million, an increase in long term liabilities of approximately $0.6 million and an increase in income taxes payable of approximately 0.5 million. Partially offsetting these sources of cash were an increase in inventories of approximately $2.6 million, a decrease in accounts payable of approximately $2.4 million, and payment of dividends of approximately $1.9 million. The significant increase in net income was primarily due to the $16.8 million gain recognized for the sale of our German operations, which included $14.4 million in cash received in the sale transaction.

Cash held by our foreign subsidiary located in the U.K. totaled approximately $9.9 million as of September 30, 2018 and $1.1 million as of September 30, 2017. This cash is included in our total cash and cash equivalents reported above.

As of September 30, 2018 and September 30, 2017, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is London Inter-Bank Offer Rate ("LIBOR") plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company had no amounts outstanding under the line of credit during the fiscal years ending September 30, 2018 and 2017.

As of September 30, 2018 and September 30, 2017, the Company also maintained an inventory line of credit that may be used by the TS segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2018 and September 30, 2017, Company borrowings under the inventory line of credit, which is included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets, were $3.2 million and $3.1 million, respectively, and the Company was in compliance with all covenants.

For more information, please refer to Note 13 - Lines of Credit, in the Notes to our Consolidated Financial Statements contained in this annual report on Form 10-K.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash generated from the sale of our German operations, the cash generated from operations and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

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

Revenue Recognition

We derive revenue from the sale of integrated hardware and software, financing of hardware and software, professional services, maintenance contracts, other services, and third party service contracts. Professional services generally include implementation, installation, and training services. Other services generally include revenue generated through our royalty and extended warranty contracts. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable and collectability is reasonably assured. We enter into multiple element arrangements as well as standalone sales of product, professional services, and other services.

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

We recognize revenue from multiple element arrangements in accordance with Accounting Standards Codification ("ASC") 605-25, Multiple Element Arrangements. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. ASC 605-25 establishes a hierarchy for determining the amount to allocate to each separate deliverable in an arrangement. We determine selling price using vendor specific objective evidence ("VSOE"), if it exists; or, if VSOE does not exist, third party evidence ("TPE") of fair value is applicable; otherwise, we use the best estimate of selling price ("BESP"). The objective of BESP is to determine the price at which the Company would transact if the element was sold on a standalone basis. Management’s determination of BESP involves several factors including budgeted profit margins, and cost to complete services.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was adopted by the Company effective October 1, 2018 using the modified retrospective approach. The effects of adoption did not have a material impact on October 1, 2018.

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

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Revenue from multiple element arrangements is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly, revenue for post contract maintenance and support is recognized over the implied maintenance period of one to three years, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, financing of hardware and software, professional services, maintenance contracts and third party service contracts. TS product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists of professional services which generally include implementation, installation, and training services. Revenue generated from standalone professional services is recognized as the services are completed, provided all other revenue recognition criteria have been met. Our standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2018. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2018. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2018. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2018 or 2017. There is no assurance that the Company's business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.    Controls and Procedures

 Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. As discussed below, we concluded the prior year’s material weakness described in this Item 9A has been remediated by the changes we made in fiscal year 2018 in response to that material weakness.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2018.

As of September 30, 2017, management had identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness was in connection with our controls over the revenue recognition process at our foreign subsidiaries, specifically whether revenue recognition criteria have been satisfied prior to recognizing revenue and the failure to sufficiently assess gross versus net revenue indicators to certain revenue transactions. We determined that controls over the revenue recognition process, primarily in Germany, were not operating effectively and the resulting control deficiency amounted to a material weakness in our controls over financial reporting. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented additional changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby a comprehensive review form is prepared for all new revenue transactions. Our review process has been expanded to include corporate and TS accounting personnel reviews to ensure the correct accounting methodology is applied to all revenue transactions. We also created new revenue reports from the German ERP system to assist in the revenue transaction review process. During the twelve months ended September 30, 2017, management took additional actions to upgrade our international accounting staff with the hiring of a new controller at the beginning of fiscal year 2018 and added consultants to assist in the revenue transaction processing which improved accounting operations in our European divisions during fiscal year 2018.

During the first three quarters of fiscal year 2018, we did not identify any deficiencies in the revenue recognition control process. In addition, on July 31, 2018 the German operations were sold. As a result, management has concluded the material weakness was remediated and that the Company's internal control over financial reporting was effective as of September 30, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2018 was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan . In fiscal 2018 and 2017, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors shares of non-vested common stock instead of stock options. The vesting periods for the key employees', officers', the Chief Executive Officer's and the non-employee directors' non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2018 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	157,852	$3.42	252,156

(1)	Includes 154,352 non-vested shares issued.

(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

(3)	Includes 125,965 shares available for future issuance under the stock incentive and stock option plans and 126,191 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

Item 14.	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2018 and 2017

Consolidated Statements of Operations for the years ended September 30, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended September 30, 2018 and 2017

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine and William E. Bent Jr. each dated January 11, 2008		10-K	December 22, 2009	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.8*	2015 Stock Incentive Plan		DEF 14A	January 5, 2015	A
10.9	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.11*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.12*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
10.13	Share Purchase and Assignment Agreement		8-K	June 27, 2018	2.1
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.
By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 27, 2018
Victor Dellovo
/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 27, 2018
Gary W. Levine
/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 27, 2018
Mike Newbanks
/s/ C. Shelton James	Director	December 27, 2018
C. Shelton James
/s/ Raymond Charles Blackmon	Director	December 27, 2018
Raymond Charles Blackmon
/s/ Marilyn T. Smith	Director	December 27, 2018
Marilyn T. Smith
/s/ Izzy Azeri	Director	December 27, 2018
Izzy Azeri

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CSP Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Boston, Massachusetts
December 27, 2018

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,107	$10,421
Accounts receivable, net of allowances of $87 and $120	11,980	17,673
Unbilled accounts receivable	1,166	703
Investment in lease, net-current portion	246	—
Inventories	7,558	5,567
Deferred costs	—	19
Refundable income taxes	480	—
Other current assets	1,878	1,076
Current assets of discontinued operations	—	14,867
Total current assets	48,415	50,326
Property, equipment and improvements, net	847	919

Other assets:
Intangibles, net	48	167
Investment in lease, net-less current portion	564	—
Deferred income taxes	1,895	1,963
Cash surrender value of life insurance	3,441	3,300
Other assets	65	65
Noncurrent assets of discontinued operations	—	2,188
Total other assets	6,013	7,683
Total assets	$55,275	$58,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,524	$14,895
Deferred revenue	1,197	938
Pension and retirement plans	340	325
Income taxes payable	—	138
Current liabilities of discontinued operations	—	9,727
Total current liabilities	14,061	26,023
Pension and retirement plans	6,168	6,653
Income taxes payable non-current	709	—
Other long term liabilities	535	29
Noncurrent liabilities of discontinued operations	—	5,222
Total liabilities	21,473	37,927

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,017 and 3,935 shares, respectively	40	40
Additional paid-in capital	14,661	13,717
Retained earnings	29,926	17,407
Accumulated other comprehensive loss	(10,825)	(10,163)
Total shareholders’ equity	33,802	21,001
Total liabilities and shareholders’ equity	$55,275	$58,928

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the years ended
	September 30, 2018	September 30, 2017
Sales:
Product	$59,661	$76,353
Services	13,255	12,139
Total sales	72,916	88,492

Cost of sales:
Product	50,000	64,497
Services	4,517	2,572
Total cost of sales	54,517	67,069

Gross profit	18,399	21,423

Operating expenses:
Engineering and development	3,277	2,362
Selling, general and administrative	16,723	15,666
Total operating expenses	20,000	18,028
Operating income (loss)	(1,601)	3,395

Other income (expense):
Foreign exchange gain (loss)	263	(42)
Other income, net	232	52
Total other income, net	495	10
Income (loss) before income taxes and discontinued operations	(1,106)	3,405
Income tax expense	882	1,162
Net income (loss) from continuing operations	(1,988)	2,243
Discontinued operations:
Gain from sale of discontinued operations	16,838	—
Income (loss) from discontinued operations	(410)	263
Net income from discontinued operations	16,428	263
Net income	$14,440	$2,506
Net income attributable to common shareholders	$13,842	$2,398

Net income (loss) per share from continuing operations - basic	$(0.52)	$0.57
Gain per share from sale of discontinued operations - basic	$4.41	$—
Income (loss) per share of discontinued operations - basic	(0.11)	0.07
Total income per share of discontinued operations - basic	$4.30	$0.07
Net income per share – basic	$3.62	$0.64
Weighted average shares outstanding – basic	3,822	3,723

Net income (loss) per share from continuing operations - diluted	$(0.52)	$0.56
Gain per share from sale of discontinued operations - diluted	$4.32	$—
Income (loss) per share of discontinued operations - diluted	(0.11)	0.07
Total income per share of discontinued operations - diluted	$4.21	$0.07
Net income per share – diluted	$3.55	$0.63
Weighted average shares outstanding – diluted	3,901	3,817

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended
	September 30, 2018	September 30, 2017

Net income	$14,440	$2,506
Other comprehensive income (loss):
Unrealized actuarial gain on minimum pension liability, net of tax effect	470	2,175
Foreign currency translation loss	(1,132)	(407)
Other comprehensive gain (loss)	(662)	1,768
Total comprehensive income	$13,778	$4,274

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Year Ended September 30, 2018:
(Amounts in thousands)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2016	3,821	$39	$12,924	$16,623	$(11,931)	$17,655
Comprehensive income:
Net income	—	—	—	2,506	—	2,506
Other comprehensive income	—	—	—	—	1,768	1,768
Stock-based compensation	—	—	577	—	—	577
Restricted stock issuance	86	1	—	—	—	1
Issuance of shares under employee stock purchase plan	23	—	201	—	—	201
Exercise of stock options	5		15	—	—	15
Cash dividends on common stock ($0.44 per share)	—	—	—	(1,722)	—	(1,722)
Balance as of September 30, 2017	3,935	40	13,717	17,407	(10,163)	21,001
Comprehensive income:
Net income	—	—	—	14,440	—	14,440
Other comprehensive loss	—	—	—	—	(662)	(662)
Stock-based compensation	—	—	691	—	—	691
Restricted stock issuance	54	—	—	—	—	—
Issuance of shares under employee stock purchase plan	23	—	231	—	—	231
Exercise of stock options	5	—	22	—	—	22
Cash dividends on common stock ($0.48 per share)	—	—	—	(1,921)	—	(1,921)
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,988)	$2,243
Net income from discontinued operations	16,428	263
Net income	14,440	2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	506	365
Amortization of intangibles	119	120
Loss on disposal of property, equipment and improvements	4	—
Gain on sale of discontinued operations	(16,838)	—
Foreign exchange gain (loss)	(263)	42
Non-cash changes in accounts receivable	(38)	(31)
Non-cash changes in inventory	555	294
Stock-based compensation expense on stock options and restricted stock awards	691	577
Deferred income taxes	173	24
(Increase) decrease in cash surrender value of life insurance	9	(135)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,191	(3,705)
(Increase) decrease in officer life insurance settlement receivable	(256)	413
Increase in inventories	(2,562)	(574)
(Increase) decrease in refundable income taxes	(654)	15
Increase in other assets and deferred costs	(522)	(223)
Increase in investment in lease	(810)	—
Increase (decrease) in accounts payable and accrued expenses	(2,401)	5,208
Increase (decrease) in deferred revenue	262	(27)
Decrease in pension and retirement plans liability	(120)	(82)
Increase in income taxes payable	464	52
Increase (decrease) in other long term liabilities	576	(193)
Net cash provided by (used in) operating activities of continuing operations	(1,474)	4,646
Net cash provided by (used in) operating activities of discontinued operations	4,491	(1,987)
Net cash provided by operating activities	3,017	2,659

Cash flows from investing activities:
Life insurance premiums paid	(150)	(150)
Proceeds from sale of discontinued operations	14,387	—
Purchases of property, equipment and improvements	(438)	(207)
Net cash provided by investing activities of continuing operations	13,799	(357)
Net cash used in investing activities of discontinued operations	(154)	(151)
Net cash provided by (used in) investing activities	13,645	(508)

Cash flows from financing activities:
Dividends paid	(1,921)	(1,722)
Principal payments on capital leases	(70)	—
Proceeds from issuance of shares under equity compensation plans	253	216
Net cash used in financing activities	(1,738)	(1,506)
Effects of exchange rate on cash	(238)	137
Net increase in cash and cash equivalents	14,686	782
Cash and cash equivalents beginning of period	10,421	7,538
Cash and cash equivalents, end of period	25,107	$13,885
Less: cash and cash equivalents of discontinued operations at end of period	—	3,464
Cash and cash equivalents of continuing operations at end of period	$25,107	$10,421

Supplementary cash flow information:
Cash paid for income taxes	$900	$1,142
Cash paid for interest	$73	$75
See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

Organization and Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was founded in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, purpose built network adapters, and high-performance cluster computer systems. The Company operates in two segments, its High Performance Products ("HPP") segment and its Technology Solutions ("TS") segment.

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

Fair Value of Financial Instruments

Our financial instruments are limited to cash and cash equivalents, accounts receivable, carrying amounts of net investment in leases, pension plan assets, accounts payable and our inventory line of credit. Fair value of these financial instruments was not materially different from their carrying values at September 30, 2018, and 2017.

Research and Development Expense

For the years ended September 30, 2018 and 2017, our expenses for research and development were approximately $3.3 million and $2.4 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2018. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Investment in lease, net

A lease receivable for equipment is recorded at lease inception, which includes future minimum lease payments at present value using the implicit interest rate, net of unearned interest income. Interest income is recognized on a monthly basis utilizing the effective-interest method. Interest income is recorded in revenue as equipment leasing is part of the Company's central operations.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2018, and September 30, 2017, the Company maintained inventory reserves of $3.3 million and $2.9 million, respectively.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2018. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2018. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

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

Segment Information

We have two operating segments; (i) High Performance Products ("HPP") and (ii) Technology Solutions ("TS"). In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized cyber security services, networking and signal processing products. In the TS segment, we focus on value added reseller ("VAR") integrated solutions including third party hardware, software and technical computer-related consulting and managed services. The operations and assets of our HPP segment are located in the United States. The operations and assets of our TS segment are located in the United States and the United Kingdom.

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

We recognize revenue from multiple element arrangements in accordance with ASC 605-25, Multiple Element Arrangements. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. ASC 605-25 establishes a hierarchy for determining the amount to allocate to each separate deliverable in an arrangement. We determine selling price using vendor specific objective evidence ("VSOE"), if it exists; or, if VSOE does not exist, third party evidence ("TPE") of fair value if applicable; otherwise, we use the best estimate of selling price ("BESP"). The objective of BESP is to determine the price at which the Company would transact if the element was sold on a standalone basis. Management’s determination of BESP involves several factors including budgeted profit margins, and cost to complete services.

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

The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines. Multicomputer product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists principally of royalty revenue, repair service revenue and warranty revenue. Revenue generated from extended warranty contracts is recognized as services are completed, provided all other revenue recognition criteria have been met. We recognize revenue from usage based royalty contracts upon confirmation from the customer of shipment of the system produced pursuant to the royalty agreement. In the years ended September 30, 2018 and 2017, respectively, $2.5 million and $5.4 million of royalty income is included in service revenues.

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

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, financing of hardware and software, software, professional services, and third party service contracts. TS product revenue is generally recognized when product is shipped, provided that all revenue recognition criteria are met. Service revenue consists of professional services which generally include implementation, installation, and training services. Revenue generated from standalone professional services is recognized as services are completed, provided all other revenue recognition criteria has been met. Our standard sales agreements generally do not include customer acceptance provisions. However, in certain instances when arrangements include a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.

Revenue derived from the sale of products, which are comprised of both hardware and software, and professional services is recognized in accordance with ASC 605-25. We evaluate multiple element arrangements to determine if separate units of accounting exist, and if so, we allocate revenue to each element based upon the relative selling price of each element. We determine selling price using BESP. Management’s determination of BESP is based on several factors, including, but not limited to, internal costs and gross margin objectives. Accordingly, revenue for professional services is recognized as services are completed, and revenue for product sales is recognized upon delivery assuming all other revenue recognition criteria have been met.

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

Engineering and Development Expenses

Engineering and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development. Engineering and development expenses also include third-

party development and programming costs. We consider technological feasibility for our software products to be reached upon the release of the software, accordingly, no internal software development costs have been capitalized.

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

We are required to present earnings per share ("EPS") utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company's reported net income attributable to common stockholders are as follows:

	For the years ended
	September 30, 2018	September 30, 2017
	(Amounts in thousands except per share data)
Net income (loss) from continuing operations	$(1,988)	$2,243
Gain from sale of discontinued operations	16,838	—
Income (loss) from discontinued operations	(410)	263
Total income from discontinued operations	16,428	263
Net income (loss)	14,440	2,506
Less: Net income attributable to nonvested common stock	598	108
Net income attributable to common stockholders	$13,842	$2,398
Weighted average total shares outstanding - basic	3,987	3,890
Less: weighted average non-vested shares outstanding	165	167
Weighted average number of common shares outstanding - basic	3,822	3,723
Potential common shares from non-vested stock awards and the assumed exercise of stock options	79	94
Weighted average common shares outstanding - diluted	3,901	3,817

Net income (loss) from continuing operations per share - basic	$(0.52)	$0.57
Net income from discontinued operations per share - basic	$4.30	$0.07
Net income per share - basic	$3.62	$0.64

Net income (loss) from continuing operations per share - diluted	$(0.52)	$0.56
Net income from discontinued operations per share - diluted	$4.21	$0.07
Net income per share - diluted	$3.55	$0.63

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. For the years ended September 30, 2018 and September 30, 2017, there were no shares subject to stock options excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 165,000 shares were excluded from net income (loss) per share from continuing operations as there was a net loss from continuing operations for the year ended September 30, 2018, and their inclusion would have been anti-dilutive.

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

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2018 and 2017 consisted of stock-based compensation expense related to options and restricted stock granted pursuant to the Company's stock incentive and employee stock purchase plans of approximately $0.7 million and $0.6 million, respectively.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions in the U.S. and the U.K. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. We utilized a bottom-up approach to analyze the standard's impact on our contract portfolio, comparing our historical accounting policies and practices, and identifying potential differences from applying the requirements of the new standard to our contracts. Because the new standard impacts our business processes, systems and controls, we developed a comprehensive change management project plan to guide the implementation. The new standard was adopted by the Company effective October 1, 2018 using the modified retrospective approach. A portfolio approach for similar contracts was utilized in adoption. Under the new standard, product revenue sold as part of a multi-element agreement will no longer be deferred as it will now be recognized when control is transferred due to product being a separate performance obligation. Additionally, revenue will not be deferred on customer support related to the HPP segment as this was determined to be immaterial within the context of the contract, and therefore not a separate performance obligation under the new standard. Onboarding revenue will be amortized over the contract period and, under the new standard, includes the estimated renewal period. Each reporting period the Company will make estimates for contracts that have volume discounts, as separate performance obligations may arise from these discounts if a material right to the customer exists, which could affect the timing of revenue recognition. The Company enters into noncancelable contracts in which it has an unconditional right to consideration when the contract is signed by both parties. This will result in a receivable and deferred revenue being recorded when the contract is signed by both parties rather than when work is performed. The new standard requires an entity to present any unconditional rights to consideration separately as a receivable and conditional rights as a contract asset. The Company has determined when it has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. This could result as contract assets being recorded rather than a receivable. The effects of adoption did not have a material impact on October 1, 2018.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 and requires prospective application, with early adoption permitted as of the beginning of an interim or annual reporting period. Beginning October 1, 2017, the Company adopted the ASU and it hasn’t had a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No, 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Topic apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Topic. The amendments in this Topic are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Beginning October 1, 2017, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. The Company has adopted this ASU effective October 1, 2017 and it did not have a material impact on our consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on the Company’s results of operations, financial position and disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This update addresses issues from the Tax Cuts and Jobs Act enacted on December 22, 2017. The amendment allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. There are also certain required disclosures about the stranded tax effects. For public entities, the new standard is effective for annual periods beginning after December 15, 2018. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. Under this ASU companies will no longer be required to value non-employee awards differently from employee awards, but the accounting remains different for attribution and a contractual term election for valuing nonemployee equity share options. Equity-classified awards to nonemployees will now be measured at the grant date using fair value of the equity instruments the company is obligated to issue and recognition is associated with the probable outcome. Awards are subsequently measured using stock compensation guidance unless they are modified after the nonemployee stops providing goods or services. Existing disclosure requirements within the stock compensation guidance also apply to nonemployee awards. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company is evaluating the effect that ASU 2018-07 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods beginning after December 15, 2020. The Company is evaluating the effect that ASU 2018-14 will have on its consolidated financial statements and related disclosures.

2.         Discontinued Operations of TS segment

On July 31, 2018, CSPi LTD, a wholly owned indirect subsidiary of the Company, completed its sale of all of the outstanding stock of Modcomp GmbH, to Reply AG, an affiliate of Reply SpA, a holding company for a worldwide group of companies, pursuant to the terms of a Share Purchase and Assignment Agreement dated June 27, 2018. Modcomp GmbH, dba CSPI GmbH, through itself and its wholly owned subsidiaries, provided managed security services to customers primarily in Germany.

Upon the closing of the Share Purchase Agreement, Reply AG paid to CSPI total cash at closing of approximately $14.4 million, which consisted of the original purchase price of $11.7 million plus an adjustment at closing for Net Cash (as defined in the Share Purchase Agreement) of approximately $2.7 million. An additional €400 thousand is included in escrow and will be recorded if and when received by the Company. Accordingly, CSPi determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in U.S. GAAP in the year ended September 30, 2018. The gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million. No income taxes were provided as the transaction was a tax-free exchange in the U.K. As such, Modcomp GmbH's results have been recorded as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations for all periods presented.

Summarized Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Currents assets:
Cash and cash equivalents	$—	$3,464
Accounts receivable, net	—	9,957
Unbilled accounts receivable	—	69
Inventories, net	—	404
Deferred costs	—	910
Deferred income taxes	—	—
Other current assets	—	63
Property, equipment and improvements, net	—	—
Total current assets of discontinued operations	$—	$14,867

Property, equipment and improvements, net	$—	$589
Deferred costs	—	609
Deferred income taxes	—	864
Other noncurrent assets, net	—	126
Total noncurrent assets of discontinued operations	$—	$2,188

Current liabilities:
Accounts payable and accrued expenses	$—	$3,950
Deferred revenue	—	5,264
Pension and retirement plans	—	209
Other current liabilities	—	304
Total current liabilities of discontinued operations	$—	$9,727

Pension and retirement plans	$—	$5,165
Other noncurrent liabilities	—	57
Total noncurrent liabilities of discontinued operations	$—	$5,222

The following table summarizes the results of discontinued operations for the years ended September 30, 2018, and 2017.

	For the years ended
	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Sales	$18,365	$22,990
Cost of sales	15,843	18,923
Gross profit	2,522	4,067
Selling, general and administrative expenses	2,837	3,690
Operating income (loss)	(315)	377
Other income (expenses), net	(95)	11
Gain (loss) before income taxes	(410)	388
Income tax expense	—	125
Income (loss) from discontinued operations	(410)	263
Gain from sale of discontinued operations	16,838	—
Total income from discontinued operations	$16,428	$263

3.         Inventories

Inventories consist of the following:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Raw materials	$1,098	$1,334
Work-in-process	226	260
Finished goods	6,234	3,973
Total	$7,558	$5,567

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.7 million and $0.4 million as of September 30, 2018 and September 30, 2017, respectively.

4.        Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss are as follows:

	Effect of Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of September 30, 2016	$(2,807)	$(9,124)	$(11,931)
Change in period	(407)	1,944	1,537
Tax effect of change in period	—	231	231
Balance as of September 30, 2017	$(3,214)	$(6,949)	$(10,163)
Change in period	(1,132)	475	(657)
Tax effect of change in period	—	(5)	(5)
Balance as of September 30, 2018	$(4,346)	$(6,479)	$(10,825)

The changes in the minimum pension liability are net of amortization of net gain of $151 thousand in 2018 and net gain of $224 thousand in 2017 included in net periodic pension cost.

5.	Income Taxes
The components of income before income tax and income tax expense are comprised of the following:

	For the Years Ended September 30,
	2018	2017
	(Amounts in thousands)
Income before income tax:
U.S.	$(1,077)	$3,383
Foreign	(29)	22
	$(1,106)	$3,405
Income tax expense:
Current:
Federal	$771	$1,067
State	47	119
Foreign	—	—
	818	1,186
Deferred:
Federal	259	(86)
State	(118)	37
Foreign	(77)	25
	64	(24)
	$882	$1,162

As of September 30, 2018, management assessed the positive and negative evidence in the U.S. operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets, except for certain state tax credit carry-forwards. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2018, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative loses is present.

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

We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative loses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Reconciliation of federal statutory rate and income tax expense to the Company's effective tax rate and actual income tax expense is as follows:

	For the Years Ended September 30,
	2018		2017
	(Dollar amounts in thousands)
Computed “expected” tax expense (benefit)	$(269)	24.3%	$1,158	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(107)	9.7%	80	2.4%
Foreign operations	(70)	6.3%	18	0.5%
Permanent differences	(14)	1.3%	(4)	(0.1)%
Change in valuation allowance	118	(10.7)%	(37)	(1.1)%
Impact of 965 one-time transition tax	771	(69.7)%	—	—%
Federal tax rate change	588	(53.2)%	—	—%
Uncertain tax liability adjustment	11	(1.0)%	8	0.2%
Research & development credit	(125)	11.3%	(53)	(1.6)%
Other items	(21)	2.0%	(8)	(0.2)%
Income tax expense	$882	(79.7)%	$1,162	34.1%

For the years ended September 30, 2018 and 2017, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Deferred tax assets:
Pension	$1,390	$1,609
Intangibles	104	219
Other reserves and accruals	451	630
Inventory reserves and other	502	563
State credits, net of federal benefit	380	318
Federal and state net operating loss carryforwards	626	52
Foreign net operating loss carryforwards	1,489	1,531
Foreign exchange on intercompany loan	7	(77)
Foreign tax credits	—	7
Depreciation and amortization	(396)	(177)
Gross deferred tax assets	4,553	4,675
Less: valuation allowance	(2,658)	(2,712)
Realizable deferred tax asset	1,895	1,963
Gross deferred tax liabilities	—	—
Net deferred tax assets	$1,895	$1,963

The deferred tax valuation allowance decreased by approximately $54 thousand, which is primarily due to the decrease in the U.K. valuation allowance. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability beyond fiscal year 2018 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Staff Accounting Bulletin No. 118 ("SAB 118") provides Companies with guidance on accounting for the impact of the Tax Reform Act. Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements which is substantially complete. In accordance with SAB 118, the recorded amounts reflecting the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s US deferred tax assets and liabilities to 21% resulted in a tax expense of approximately $0.5 million consisting of a reduction of the Company’s net deferred tax asset. The Company recorded tax expense of approximately $0.8 million related to the deemed repatriation tax. As new provisions for Global Intangible Low-Tax Income ("GILTI") are effective for tax years beginning after December 31, 2017, the Company has not calculated any tax related impact for GILTI during the period.

For fiscal taxpayers, the rate change is effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. The Company’s blended U.S. statutory tax rate for fiscal 2018 is 24.28%. In future years, the corporate tax rate will be 21%.

As of September 30, 2018 and 2017, the Company had U.S. net operating loss carryforwards for federal purposes of approximately $1.7 million and $0, respectively, which are available to offset future taxable income with no expiration. The company had U.S. net operating loss carryforwards for state purposes of approximately $0.5 million and $0.4 million, respectively, which are available to offset future taxable income through 2034.

As of September 30, 2018, the Company had other state tax credit carryforwards of $55 thousand available to reduce future state tax expense which has unlimited carryover status.

As of September 30, 2018, the Company concluded that a net increase of $41 thousand of the valuation allowance for the U.S. was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income in state jurisdictions and its near-term forecasts of future taxable income. The net increase in the Company’s valuation allowance of $41 thousand is to reserve for state tax credit carryforwards that the Company believes will expire unused.

As of September 30, 2018, the Company had U.K. net operating loss carryforwards of approximately $8.8 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $12.7 million and $2.8 million at September 30, 2018 and 2017, respectively. The Company is considering cash distribution of undistributed foreign earnings in the future and will continue to access the potential impact of any future distributions on U.S. taxes. The state impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2018, the total amount of uncertain tax liabilities was $220 thousand. We recognized $11 thousand of interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017
	(Amounts in thousands)
Balance, beginning of year	$209	$202
Accrued penalties and interest	11	7
Balance, end of period	$220	$209

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2014 through 2018, and believes that tax adjustments in any audited year will not be material, except for the uncertain tax position described above.

6.    Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	7,574	7,294
Automobiles	101	74
	7,899	7,592
Less accumulated depreciation and amortization	(7,052)	(6,673)
Property, equipment and improvements, net	$847	$919

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $506 thousand and $365 thousand for the years ended September 30, 2018 and 2017, respectively.

7.    Acquired Intangible Assets

As of September 30, 2018 and 2017, intangible assets are as follows:

	September 30, 2018				September 30, 2017
	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Customer list	1 year	$910	$864	$46	2 years	$910	$773	$137
Non-compete agreements	0 years	93	93	—	0 years	93	93	—
Developed technology	0 years	30	$30	$—	0 years	30	30	—
Trade name	0 years	140	$138	$2	1 year	140	110	30
Total		$1,173	$1,125	$48		$1,173	$1,006	$167
Amortization expense on these intangible assets was $119 thousand and $120 thousand for fiscal 2018 and 2017, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2019	11
2020	9
2021	9
2022	9
2023	9
Thereafter	1
Total	$48

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2018	2017
	(Amounts in thousands)
Accounts payable	$4,466	$8,120
Inventory line of credit	3,247	3,110
Commissions	312	269
Compensation and fringe benefits	1,836	1,528
Professional fees and shareholders' reporting costs	308	491
Taxes, other than income	313	854
Warranty	108	121
Other	1,934	402
	$12,524	$14,895

9.    Product Warranties

 Product warranty activity for the years ended September 30 was as follows:

	2018	2017
Balance at the beginning of the period	$121,450	$130,841
Accruals for warranties for products sold in the period	26,539	75,816
Fulfillment of warranty obligations	(40,451)	(85,207)
Balance at the end of the period	$107,538	$121,450

10.    Stock Based Incentive Compensation

In 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), and authorized 199,650 shares of common stock to be reserved for issuance pursuant to the 1997 Plan. The 1997 plan expired in 2007. Because the 1997 Plan has expired, no further awards will be issued under this plan. In 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan") and authorized 200,000 shares of common stock to be reserved for issuance pursuant to the 2003 Plan. The 2003 plan expired in 2013. Because the 2003 Plan has expired, no further awards will be issued under this plan. In 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") and authorized 250,000 shares of common stock to be reserved for issuance pursuant to the 2007 Plan. The 2007 plan expired in 2017. Because the 2007 Plan has expired, no further awards will be issued under this plan. In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2018, there were 125,965 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan and 2007 Plan also provide for awards of nonvested shares of common stock. All of the Company's stock incentive plans have a ten year life. The total number of available shares under all plans for future awards was 125,965 as of September 30, 2018.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company's stock incentive plans is determined by the Company's compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2016 through 2018, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers', the Chief Executive Officer's and the non-employee directors' nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees' awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2018 and 2017 related to stock options and nonvested stock granted to employees and non-employee directors under the Company's stock incentive and employee stock purchase plans totaled approximately $691 thousand and $577 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment. The following table summarizes stock-based compensation expense in the Company's consolidated statements of operations:

	Years ended
	September 30, 2018	September 30, 2017
	(Amounts in thousands)
Cost of sales	$5	$6
Engineering and development	32	24
Selling, general and administrative	654	547
Total	$691	$577

For the year ended September 30, 2018, the Company granted 12,000 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2017, the Company granted 34,000 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 to its Chief Executive Officer and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company's stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2018 and September 30, 2017 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2018 and 2017 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2018.

The following tables provide summary data of stock option award activity:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at September 30, 2016	23,626	$5.76	—	—
Granted	—	—	—	—
Expired	(9,250)	$9.30	—	—
Forfeited	—	—	—	—
Exercised	(5,000)	2.99	—	—
Outstanding at September 30, 2017	9,376	$4.49	—	—
Granted	—	—	—	—
Expired	(1,250)	$6.82	—	—
Forfeited	—	—	—	—
Exercised	(4,626)	4.67	—	—
Outstanding at September 30, 2018	3,500	$3.42	1.23 Years	$34
Exercisable at September 30, 2018	3,500	$3.42	1.23 Years	$34
Vested and expected to vest at September 30, 2018	3,500	$3.42	1.23 Years	$34

There were no stock options granted in the years ended September 30, 2018 and 2017. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2018 and 2017 was $33 thousand and $38 thousand, respectively.

The following table provides summary data of nonvested stock award activity:

	Number of nonvested shares	Weighted Average grant date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Nonvested shares outstanding at September 30, 2016	165,708	$6.38	2.20 Years	$1,695
Activity in 2017:
Granted	94,000	$10.18	—	—
Vested	(71,587)	$6.59	—	—
Forfeited	(8,300)	$7.11	—	—
Nonvested shares outstanding at September 30, 2017	179,821	$8.64	2.23 Years	$1,987
Activity in 2018:
Granted	72,000	$11.83	—	—
Vested	(80,969)	$8.18	—	—
Forfeited	(16,500)	$8.90	—	—
Nonvested shares outstanding at September 30, 2018	154,352	$10.34	2.11 Years	$2,025
Vested at September 30, 2018	331,833	$6.50	0.24 Years	$4,354
Vested and expected to vest at September 30, 2018	486,185	$7.72	0.83 Years	$6,379

As of September 30, 2018, there was $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including stock option and nonvested stock awards) granted under the Company's stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.41 years. The total fair value of shares vested during the years ended September 30, 2018 and 2017 was $662 thousand and $472 thousand, respectively.

11.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP"), which was ratified by a vote of the Company's shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 22,895 and 22,996 shares for the two years ended September 30, 2018 and September 30, 2017, respectively. Since inception of the plan, there are 126,191 shares available for future issuance under the ESPP as of September 30, 2018.

12.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2018. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2018. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans' obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.1 million and $2.1 million as of September 30, 2018 and 2017, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company's obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2018	2017	2018	2017
Discount rate:	4.00%	3.75%	2.90%	2.80%
Expected return on plan assets:			3.80%	3.70%
Rate of compensation increase:			—%	—%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2018	2017	2018	2017
Discount rate:	3.75%	3.50%	2.80%	2.40%
Expected return on plan assets:			3.70%	3.60%
Rate of compensation increase:			—%	—%

For domestic plans, the discount rate was determined by comparison against the FTSE pension liability index for AA rated corporate instruments. The Company monitors other indices to assure that the pension obligations are fairly reported on a consistent basis. The international discount rates were determined by comparison against country specific AA corporate indices, adjusted for duration of the obligation.

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revises these assumptions based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years Ended September 30
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(amounts in thousands)
Pension:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	370	25	395	321	29	350
Expected return on plan assets	(312)	—	(312)	(268)	—	(268)
Amortization of net (gain)/loss	170	(1)	169	205	4	209
Net periodic benefit cost	$228	$24	$252	$258	$33	$291

Post Retirement:
Service cost	$—	$40	$40	$—	$38	$38
Interest cost	—	47	47	—	44	44
Amortization of net (gain)/loss	—	(18)	(18)	—	15	15
Net periodic benefit cost	$—	$69	$69	$—	$97	$97

Pension:
Decrease in minimum liability included in other comprehensive income (loss)	$(462)	$(7)	$(469)	$(1,139)	$(14)	$(1,153)
Post Retirement:
Decrease in minimum liability included in other comprehensive income (loss)	—	(6)	(6)	—	(99)	(99)
Total:
Decrease in minimum liability included in comprehensive income (loss)	$(462)	$(13)	$(475)	$(1,139)	$(113)	$(1,252)

The following table presents an analysis of the changes in 2018 and 2017 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$13,285	$677	$13,962	$13,766	$829	$14,595
Service cost	—	—	—	—	—	—
Interest cost	370	25	395	321	29	350
Changes in actuarial assumptions	(165)	(7)	(172)	(986)	(9)	(995)
Foreign exchange impact	(364)	—	(364)	400	—	400
Benefits paid	(252)	(110)	(362)	(216)	(172)	(388)
Projected benefit obligation at end of year	$12,874	$585	$13,459	$13,285	$677	$13,962
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,239	$—	$8,239	$7,629	$—	$7,629
Actual gain on plan assets	291	—	291	368	—	368
Company contributions	227	110	337	190	172	362
Foreign exchange impact	(235)	—	(235)	268	—	268
Benefits paid	(252)	(110)	(362)	(216)	(172)	(388)
Fair value of plan assets at end of year	$8,270	$—	$8,270	$8,239	—	$8,239
Funded status \ net amount recognized	$(4,604)	$(585)	$(5,189)	$(5,046)	$(677)	$(5,723)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,255	$1,255	$—	$1,257	$1,257
Service cost	—	40	40	—	38	38
Interest cost	—	47	47	—	44	44
Changes in actuarial assumptions	—	(24)	(24)	—	(84)	(84)
Projected benefit obligation at end of year	$—	$1,318	$1,318	$—	$1,255	$1,255
Funded status \ net amount recognized	$—	$(1,318)	$(1,318)	$—	$(1,255)	$(1,255)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,603)	$(585)	$(5,188)	$(5,046)	$(677)	$(5,723)
Deferred tax	(1)	22	21	—	19	19
Accumulated other comprehensive income	5,251	13	5,264	5,713	18	5,731
Net amount recognized	$647	$(550)	$97	$667	$(640)	$27
Post Retirement:
Accrued benefit liability	$—	$(1,320)	$(1,320)	$—	$(1,255)	$(1,255)
Deferred tax	—	93	93	—	91	91
Accumulated other comprehensive income (loss)	—	34	34	—	38	38
Net amount recognized	$—	$(1,193)	$(1,193)	$—	$(1,126)	$(1,126)
Total pension and post retirement:
Accrued benefit liability	$(4,603)	$(1,905)	$(6,508)	$(5,046)	$(1,932)	$(6,978)
Deferred tax	(1)	115	114	—	110	110
Accumulated other comprehensive income	5,251	47	5,298	5,713	56	5,769
Net amount recognized	$647	$(1,743)	$(1,096)	$667	$(1,766)	$(1,099)
Accumulated Benefit Obligation:
Pension	$(12,874)	$(585)	$(13,459)	$(13,285)	$(677)	$(13,962)
Post Retirement	—	(1,320)	(1,320)	—	(1,255)	(1,255)
Total accumulated benefit obligation	$(12,874)	$(1,905)	$(14,779)	$(13,285)	$(1,932)	$(15,217)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2018	2017
	(Amounts in thousands)
Current accrued benefit liability	$340	$325
Non-current accrued benefit liability	6,168	6,653
Total accrued benefit liability	$6,508	$6,978

As of September 30, 2018 and 2017, the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $5.3 million and $5.8 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2018, is approximately $116 thousand.

Contributions

The Company expects to contribute $0.3 million to its pension plans for fiscal 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2019	$445
2020	457
2021	475
2022	505
2023	521
Thereafter	3,311

Plan Assets

At September 30, 2018, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $8.3 million. Pension plan assets are managed by a fiduciary committee. The Company's investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan's overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2018				September 30, 2017
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Thousands)
Cash on deposit	$36	$36	$—	$—	$62	$62	$—	$—
Pooled funds	8,234	8,234	—	—	8,177	8,177	—	—
Total plan assets	$8,270	$8,270	$—	$—	$8,239	$8,239	$—	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee's contributions and may make discretionary contributions to the plans. The Company's contributions were $204 thousand and $152 thousand for the years ended September 30, 2018 and 2017, respectively.

13.    Lines of Credit

As of September 30, 2018 and September 30, 2017, the Company maintained a line of credit note that allows for borrowings of up to $1.0 million. Availability under this facility is reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings is the London Inter-Bank Offer Rate ("LIBOR") plus 2.5%, with a floor of 4%. Borrowings under the credit agreement are required to be repaid on demand by the lender in some cases, upon termination of the agreements or may be prepaid by the Company without penalty. The credit agreement is not subject to financial covenants and the Company did not borrow under the line of credit during the fiscal years ending September 30, 2018 and 2017.

As of September 30, 2018 and September 30, 2017, the Company maintained an inventory line of credit that may be used by the TS division in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, late payments are subject to an interest charge of Prime plus 5%. The credit agreements contain financial covenants which require the Company to maintain the following division specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of $2.5 million and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2018 and September 30, 2017, Company borrowings under the inventory line of credit were $3.2 million and $3.1 million, respectively, which is included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.

14.    Commitments and Contingencies

Leases

The Company occupies office space under lease agreements expiring at various dates during the next ten years. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance.

The Company was obligated under non-cancelable operating leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2019	$437
2020	399
2021	93
$929

Occupancy expenses under the operating leases approximated $0.8 million in 2018 and $0.7 million in 2017.

The Company leases equipment under an agreement expiring in three years. The lease is classified as a capital lease. The Company has the capital lease obligation within its consolidated balance sheets. The current portion of $0.3 million is within accounts payable and accrued expenses and the long-term portion of $0.5 million is included in other long term liabilities. The assets acquired under the capital lease were sub-leased to a customer. See Investment in Lease Note 18.

The Company was obligated under non-cancelable capital leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2019	$312
2020	312
2021	234
Minimum lease payments including interest	$858
Amount representing interest	(60)
Minimum lease payments excluding interest	$798

Common Stock Repurchase

From time to time the Company's Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended September 30, 2018 and 2017. As of September 30, 2018, the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

15.       Segment Information

The following table presents certain operating segment information.

		TS Segment
For the Years Ended September 30,	HPP Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$7,014	$7,501	$45,146	$52,647	$59,661
Service	3,465	606	9,184	9,790	13,255
Total sales	10,479	8,107	54,330	62,437	72,916
Profit (loss) from operations	(2,777)	(475)	1,651	1,176	(1,601)
Assets	14,869	13,854	26,552	40,406	55,275
Capital expenditures	99	1	338	339	438
Depreciation and amortization	243	7	375	382	625

2017
Sales:
Product	$7,608	$10,727	$58,018	$68,745	$76,353
Service	6,236	763	5,140	5,903	12,139
Total sales	13,844	11,490	63,158	74,648	88,492
Profit (loss) from operations	1,467	(30)	1,958	1,928	3,395
Assets from continuing operations	17,782	6,879	17,212	24,091	41,873
Assets from discontinued operations	—	—	—	—	17,055
Total assets	17,782	6,879	17,212	24,091	58,928
Capital expenditures	99	—	108	108	207
Depreciation and amortization	224	9	252	261	485

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table details the Company's sales by operating segment for fiscal years September 30, 2018 and 2017. The Company's sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

2018	Americas	Europe	Asia	Total	% of Total
	(Amounts in thousands)
HPP	$8,424	$1,266	$789	$10,479	14%
TS	52,034	9,059	1,344	62,437	86%
Total	$60,458	$10,325	$2,133	$72,916	100%
% of Total	83%	14%	2%	100%
2017
HPP	$10,340	$1,437	$2,067	$13,844	16%
TS	59,642	13,070	1,936	74,648	84%
Total	$69,982	$14,507	$4,003	$88,492	100%
% of Total	79%	16%	5%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
North America	$1,457	$1,078
Europe	3	8
Totals	$1,460	$1,086

Deferred tax assets by geographic location at September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
	(Amounts in thousands)
North America	$1,895	$1,963
Europe	—	—
Totals	$1,895	$1,963

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended September 30, 2018 and 2017.

	For the years ended
	September 30, 2018		September 30, 2017
	Amount	% of Revenues	Amount	% of Revenues
	(Amounts in millions)
Customer A	$7.5	10%	$22.1	25%

In addition, accounts receivable from Customer A totaled approximately $1.1 million, or 9%, and approximately $2.4 million, or 14%, of total consolidated accounts receivable as of September 30, 2018 and September 30, 2017, respectively. One additional customer, B, accounted for accounts receivable of 10% or more, but did not account for sales of 10% or more. Accounts receivable from Customer B totaled approximately $1.7 million, or 14%, of total consolidated accounts receivable as of September 30, 2018. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of September 30, 2018. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2018.

16.        Fair Value Measures

The Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2018 or September 30, 2017, except for pension plan assets values, which are discussed in Note 12.

17.    Dividend

For the years ended September 30, 2018 and 2017, the Company declared and paid cash dividends as follows:

Fiscal Year	Date Declared	Record Date	Date Paid	Amount Paid Per Share
2017	1/12/2017	1/27/2017	2/8/2017	$0.11
2017	2/23/2017	3/3/2017	3/17/2017	$0.11
2017	5/24/2017	6/1/2017	6/15/2017	$0.11
2017	8/14/2017	8/21/2017	9/5/2017	$0.11
2018	12/19/2017	12/29/2017	1/16/2018	$0.11
2018	2/12/2018	2/28/2018	3/16/2018	$0.11
2018	5/9/2018	5/31/2018	6/15/2018	$0.11
2018	8/13/2018	8/31/2018	9/14/2018	$0.15

18.    Investment in Lease

Investment in Lease, net

During fiscal year 2018 the Company entered into an agreement where it would supply equipment to be used in a customer's IT infrastructure in conjunction with the Company providing managed services. The agreement contained a lease because the customer had a right to use the equipment for a stated period of time. The lease was determined to be a direct-financing lease and an account was created for the lease. At lease inception a lease receivable was recorded, which included future minimum lease payments at present value using the implicit interest rate. Interest income will be recognized on a monthly basis utilizing the effective-interest method. Interest income is recorded in revenue as equipment leasing is part of the Company's central operations.

A summary of components for the Company's investment in lease, net is as follows:

Fiscal year 2018 ending September 30:	(Amounts in thousands)
Investment in lease, gross	$1,038
Unearned income	(228)
Total investment in lease, net	$810
Current portion	$246
Noncurrent portion	$564

The schedule of future minimum lease payments receivable is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2019	$378
2020	378
2021	282
Minimum lease payments including interest	$1,038
Amount representing interest	(228)
Minimum lease payments excluding interest	$810