Form 10-Q
period 2018-12-31
CSP INC /MA/
filed 2019-02-13
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 12, 2019, the registrant had 4,117,831 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,656	$25,107
Accounts receivable, net of allowances of $89 and $87	17,208	11,980
Unbilled accounts receivable	—	1,166
Investment in lease, net-current portion	258	246
Inventories	6,790	7,558
Refundable income taxes	476	480
Other current assets	2,318	1,878
Total current assets	47,706	48,415
Property, equipment and improvements, net	979	847

Other assets:
Intangibles, net	43	48
Investment in lease, net-less current portion	495	564
Deferred income taxes	1,837	1,895
Cash surrender value of life insurance	3,469	3,441
Other assets	66	65
Total other assets	5,910	6,013
Total assets	$54,595	$55,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,844	$12,524
Deferred revenue	738	1,197
Pension and retirement plans	336	340
Total current liabilities	13,918	14,061
Pension and retirement plans	5,999	6,168
Income taxes payable	694	709
Other noncurrent liabilities	565	535
Total liabilities	21,176	21,473

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,018 and 4,017 shares, respectively	41	40
Additional paid-in capital	14,842	14,661
Retained earnings	29,531	29,926
Accumulated other comprehensive loss	(10,995)	(10,825)
Total shareholders’ equity	33,419	33,802
Total liabilities and shareholders’ equity	$54,595	$55,275

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended
	December 31, 2018	December 31, 2017
Sales:
Product	$15,711	$13,669
Services	3,269	2,961
Total sales	18,980	16,630

Cost of sales:
Product	13,212	11,280
Services	1,419	987
Total cost of sales	14,631	12,267

Gross profit	4,349	4,363

Operating expenses:
Engineering and development	745	698
Selling, general and administrative	3,589	3,500
Total operating expenses	4,334	4,198

Operating income	15	165

Other income (expense):
Foreign exchange gain (loss)	7	(68)
Other income (expense), net	30	61
Total other income (expense)	37	(7)
Income before income taxes	52	158
Income tax expense	2	1,153
Net income (loss) from continuing operations	50	(995)
Net loss from discontinued operations, net of tax	—	(205)
Net income (loss)	50	(1,200)
Net income (loss) attributable to common stockholders	$48	$(1,200)

Net income (loss) from continuing operations per share – basic	$0.01	$(0.26)
Net loss from discontinued operations per share – basic	$—	$(0.06)
Net income (loss) per share - basic	$0.01	$(0.32)
Weighted average shares outstanding – basic	3,868	3,768

Net income (loss) from continuing operations per share – diluted	$0.01	$(0.26)
Net loss from discontinued operations per share – diluted	$—	$(0.06)
Net income (loss) per share - diluted	$0.01	$(0.32)
Weighted average shares outstanding – diluted	3,966	3,768

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	For the three months ended
	December 31, 2018	December 31, 2017
Net income (loss)	$50	$(1,200)
Other comprehensive loss:
Foreign currency translation loss adjustments	(170)	(4)
Other comprehensive loss	(170)	(4)
Total comprehensive loss	$(120)	$(1,204)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2018:
(Amounts in thousands, except per share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09 (see note 12)	—	—	—	158	—	158
Net income	—	—	—	50	—	50
Other comprehensive loss	—	—	—	—	(170)	(170)
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	178	—	—	178
Cash dividends declared on common stock ($0.15 per share)	—	—	—	(603)	—	(603)
Balance as of December 31, 2018	4,018	$41	$14,842	$29,531	$(10,995)	$33,419

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended
	December 31, 2018	December 31, 2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$50	$(1,200)
Loss from discontinued operations, net of income tax benefit	—	(205)
Net income (loss) from continuing operations	50	(995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101	94
Amortization of intangibles	5	30
Loss on sale of fixed assets, net	—	4
Foreign exchange (gain) loss	(7)	68
Non-cash changes in accounts receivable	2	—
Non-cash changes in inventories	125	128
Stock-based compensation expense on stock options and restricted stock awards	178	121
Deferred income taxes	(99)	490
Increase in cash surrender value of life insurance	(28)	(29)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,128)	6,826
Decrease in life insurance receivable	256	—
(Increase) decrease in inventories	629	(955)
Increase in deferred costs	—	(6)
Decrease in refundable income taxes	109	32
Increase in other current assets	(703)	(494)
Decrease in investment in lease	57	—
Decrease in accounts payable and accrued expenses	(269)	(2,671)
Increase (decrease) in deferred revenue	(247)	109
Decrease in pension and retirement plans liabilities	(78)	(30)
Increase (decrease) in income taxes payable	(13)	647
Increase in other long term liabilities	101	2
Net cash provided by (used in) operating activities of continuing operations	(3,959)	3,371
Net cash provided by operating activities of discontinued operations	—	1,183
Net cash provided by (used in) operating activities	(3,959)	4,554
Cash flows used in investing activities:
Life insurance premiums paid	—	(66)
Purchases of property, equipment and improvements	(233)	(44)
Net cash used in investing activities of continuing operations	(233)	(110)
Net cash used in investing activities of discontinued operations	—	(65)
Net cash used in investing activities	(233)	(175)
Cash flows provided by (used in) financing activities:
Principal payments on capital leases	(70)	—
Proceeds from issuance of shares under equity compensation plans	3	9
Net cash provided by (used in) financing activities	(67)	9
Effects of exchange rate on cash	(192)	(83)
Net increase (decrease) in cash and cash equivalents	(4,451)	4,305
Cash and cash equivalents of continuing operations, beginning of period	25,107	10,421
Cash and cash equivalents of discontinued operations, beginning of period	—	3,464
Cash and cash equivalents, beginning of period	25,107	13,885
Cash and cash equivalents, end of period	20,656	18,190
Less: Cash and cash equivalents of discontinued operations at end of period	—	4,685
Cash and cash equivalents of continuing operations at end of period	$20,656	$13,505
Supplementary cash flow information:
Cash paid for income taxes	$—	$95
Cash paid for interest	$67	$72
Non-cash accrual of dividend payable	$603	$437

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER, 2018 AND 2017

Organization and Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. CSPi and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, purpose built network adapters, and high-performance cluster computer systems to meet the diverse requirements of its commercial and defense customers worldwide. The Company operates in two segments, its High Performance Products (“HPP”) segment and its Technology Solutions (“TS”) segment.

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 13 for additional information on discontinued operations.

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

3.    Revenue

Effective October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. See Note 12 for effects of initial adoption. This note reflects the accounting policy change for revenue starting on the date of adoption.

We derive revenue from the sale of integrated hardware and software, third-party service contracts, professional services, managed services, financing of hardware and software, and other services.

We recognize revenue from hardware upon transfer of control, which is at a point in time typically upon shipment when title transfers. Revenue from software is recognized at a point in time when the license is granted.

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. We have determined the third-party services contracts are a single performance obligation in each sale. When the Company is an agent, revenue is typically recorded at a point in time. When the Company is the principal, revenue is recognized over the contract term.

Professional services generally include implementation, installation, and training services. Professional services are considered a series of distinct services that form one performance obligation and revenue is recognized over time as services are performed.

Revenue generated from managed services is recognized over the term of the contract. Certain managed services contracts include financing of hardware and software. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease components include the hardware and software, which are subject to ASC 840. The non-lease component includes the managed services and is subject to ASC 606.

Other services generally include revenue generated through our royalty, extended warranty, multicomputer repair, and maintenance contracts. Royalty revenue is sales-based and recognized on date of subsequent sale of the product, which occurs on date of customer shipment. Revenue from extended warranty contracts is recognized evenly over the period of the warranty. Multicomputer repair services revenue is recognized upon control transfer when the customer takes possession of the computer at time of shipping. Revenue generated from maintenance services is recognized evenly over the term of the contract.

Variable consideration is immaterial. Any products sold with right to return exists with the manufacturer. Managed service contracts contain the right to refund if canceled within 30 days of inception. Any products with a standard warranty are treated as a warranty obligation under ASC 460, Guarantees.

The following policies are applicable to our major categories of segment revenue transactions:

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products functionality, and post contract maintenance and support. Post contract maintenance and support is considered immaterial in the context of the contract and therefore is not a separate performance obligation.

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, professional services, third-party service contracts, maintenance contracts, managed services, and financing of hardware and software. Financing revenue is recognized in accordance with ASC 840, Leases. Financing revenue is recorded in revenue as equipment leasing and is part of the Company's central operations.

Third-party service contracts are evaluated to determine whether such service revenue should be recorded as gross sales or net and whether over time or at point in time.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
For the three months ended December 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$1,733	$1,732	$12,209	$13,941	$15,674
Service	293	70	2,906	2,976	3,269
Finance *	—	—	37	37	37
Total sales	$2,026	$1,802	$15,152	$16,954	$18,980

* Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers.

Significant Judgments

The input method using labor hours expended relative to the total expected hours is used to recognize revenue for professional services. Only the hours that depict the Company’s performance toward satisfying a performance obligation are used for progress. An estimate for professional services is made at the beginning of each contract based on prior experience and monitored throughout the services. This method is most appropriate as it depicts the measure of progress towards satisfaction of the performance obligation.

When product and services are sold together, the allocation of the transaction price to each performance obligation is calculated using a budgeted cost-plus margin approach. Due to the complex nature of these contracts, there is significant judgment in allocating the transaction price. These estimates are periodically reviewed by project managers, engineers, and other staff involved to ensure estimates are appropriate. For items sold separately, including hardware, software, professional services, maintenance contracts, other services, and third-party service contracts, there is no allocation performed as there is one performance obligation.

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $646 thousand and $1.2 million as of December 31, 2018 and October 1, 2018, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no non-current contract assets as of December 31, 2018 and October 1, 2018. Contract assets that became unconditional during the period ended December 31, 2018 and reclassified as a receivable were $918 thousand.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $738 thousand and $1.1 million as of December 31, 2018 and October 1, 2018, respectively. The current portion is recorded in deferred revenue on the consolidated balance sheets. There were no non-current contract liabilities as of December 31, 2018 and October 1, 2018, respectively. Revenue recognized in the first quarter of fiscal 2019 that was included in contract liabilities as of the beginning of the period was $1.6 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets for the periods ended December 31, 2018 and September 30, 2018. The portion of current capitalized costs was $48 thousand and $71 thousand as of December 31, 2018 and October 1, 2018, respectively. There are no non-current capitalized costs on the consolidated balance sheets. The amount of incremental costs amortized for the three months ended December 31, 2018 was $52 thousand, which is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are within the account other current assets on the consolidated balance sheets. The portion of current capitalized costs was $59 thousand and $56 thousand as of December 31, 2018 and October 1, 2018, respectively. There are no non-current capitalized fulfillment costs on the consolidated balance sheets. The amount of fulfillment costs amortized for the three months ended December 31, 2018 was $3 thousand, which is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations less than one year being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018 is $6.3 million. This revenue is expected to be recognized over 5 years and relates mainly to managed service contracts.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended
	December 31, 2018	December 31, 2017
	(Amounts in thousands except per share data)
Income (loss) from continuing operations	$50	$(995)
Loss from discontinued operations	—	(205)
Net income (loss)	50	(1,200)
Less: net income attributable to nonvested common stock	2	—
Net income (loss) attributable to common stockholders	$48	$(1,200)

Weighted average total shares outstanding – basic	4,018	3,768
Less: weighted average non-vested shares outstanding	150	—
Weighted average number of common shares outstanding – basic	3,868	3,768
Potential common shares from non-vested stock awards and the assumed exercise of stock options	98	—
Weighted average common shares outstanding – diluted	3,966	3,768

Net income (loss) from continuing operations per share – basic	$0.01	$(0.26)
Net loss from discontinued operations per share – basic	$—	$(0.06)
Net income (loss) share – basic	$0.01	$(0.32)

Net income (loss) from continuing operations per share – diluted	$0.01	$(0.26)
Net loss from discontinued operations per share – diluted	$—	$(0.06)
Net income (loss) per share – diluted	$0.01	$(0.32)

Non-vested restricted stock awards of 170,000 shares were excluded from the diluted loss per share calculation for the three months ended December 31, 2017, as there was a net loss and their inclusion would have been anti-dilutive.

Draft                    Preliminary & Tentative            For Discussion Purposes Only

5.    Inventories

Inventories consist of the following:

	December 31, 2018	September 30, 2018
	(Amounts in thousands)
Raw materials	$898	$1,098
Work-in-process	280	226
Finished goods	5,612	6,234
Total	$6,790	$7,558

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $1.2 million and $0.7 million as of December 31, 2018 and September 30, 2018, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.4 million and $3.3 million as of December 31, 2018 and September 30, 2018, respectively.

6.    Deferred Costs

Deferred costs are included in other current assets on the consolidated balance sheets and represent costs of labor, third party maintenance and support contracts, and outside consultants related to transactions where the revenue recognition criteria has not been met.

7.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2018	September 30, 2018
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,516)	$(4,346)
Cumulative unrealized loss on pension liability	(6,479)	(6,479)
Accumulated other comprehensive loss	$(10,995)	$(10,825)

8.    Income Taxes

Income tax expense was $2 thousand for the three months ended December 31, 2018 compared to income tax expense of $1.2 million in the same period of 2017 due primarily to the enactment of the Tax Cuts and Jobs Act. The income tax expense for the three months ended December 31, 2018 was due to the tax expense related to FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainties in Income Taxes. The U.K. did not have any tax expense in the first quarter of fiscal year 2019 due to the utilization of a portion of its net tax operating loss.
The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

9.    Pension and Retirement Plans

The Company's continuing operations has defined benefit and defined contribution plans in the U.K. and in the U.S. The Company's discontinued operations had a defined benefit and defined contribution plan in Germany, which was assumed by Reply AG in its acquisition of the Company's operations in Germany (see Note 13 below). In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S.  All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

The Company's pension plan in the U.K. is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	For the Three Months Ended December 31,
	2018			2017
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$91	$6	$97	$91	$7	$98
Expected return on plan assets	(77)	—	(77)	(75)	—	(75)
Amortization of net gain (loss)	38	(1)	37	43	(1)	42
Net periodic benefit cost from continuing operations	52	5	57	59	6	65
Net periodic benefit cost from discontinued operations	—	—	—	52	—	52
Net periodic benefit cost	$52	$5	$57	$111	$6	$117

Post Retirement:
Service cost	$—	$9	$9	$—	$10	$10
Interest cost	—	13	13	—	12	12
Amortization of net gain (loss)	—	(5)	(5)	—	(4)	(4)
Net periodic cost	$—	$17	$17	$—	$18	$18

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2018				September 30, 2018
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$32	$32	$—	$—	$36	$36	$—	$—
Pooled funds	7,744	7,744	—	—	8,234	8,234	—	—
Total plan assets	$7,776	$7,776	$—	$—	$8,270	$8,270	$—	$—

10.    Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2018 and December 31, 2017.

		Technology Solutions Segment
For the three months ended December 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2018
Sales:
Product	$1,733	$1,732	$12,246	$13,978	$15,711
Service	293	70	2,906	2,976	3,269
Total sales	2,026	1,802	15,152	16,954	18,980
Income (loss) from operations	(827)	26	816	842	15
Total assets	14,059	13,110	27,426	40,536	54,595
Capital expenditures	203	—	30	30	233
Depreciation and amortization	53	2	51	53	106

2017
Sales:
Product	$1,607	$2,542	$9,520	$12,062	$13,669
Service	863	165	1,933	2,098	2,961
Total sales	2,470	2,707	11,453	14,160	16,630
Income (loss) from operations	(382)	142	405	547	165
Assets from continuing operations	16,613	2,520	19,784	22,304	38,917
Assets from discontinued operations	—	—	—	—	21,000
Total assets	16,613	2,520	19,784	22,304	59,917
Capital expenditures	10	—	34	34	44
Depreciation and amortization	56	1	67	68	124

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues from continuing operations for the three months ended December 31, 2018, and 2017.

	For the three months ended December 31,
	2018		2017
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(Dollar amounts in millions)
Customer A	$0.1	1%	$2.0	12%

Accounts receivable from Customer A was less than 10% of total consolidated accounts receivable as of December 31, 2018 and September 30, 2018. One additional customer, Customer B, accounted for accounts receivable of 10% or more as of

December 31, 2018, but did not account for revenue of 10% or more for the three months ended December 31, 2018. Accounts receivable from Customer B totaled approximately $2.0 million, or 12%, and approximately $0.2 million, or 2%, of total consolidated accounts receivable as of December 31, 2018 and September 30, 2018, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of December 31, 2018.

11.    Dividends

On December 27, 2018, the Company's board of directors declared a cash dividend of $0.15 per share which was paid on January 22, 2019 to shareholders of record as of January 7, 2019, the record date.

12.    Recent Accounting Pronouncements

Accounting standards recently adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was adopted by the Company effective October 1, 2018 using the modified retrospective approach only to contracts that were not completed as of adoption date. The Company recognized the cumulative effect of initial application as an adjustment to the opening balance of retained earnings. This resulted in an increase of $158 thousand to retained earnings as of October 1, 2018. This was primarily due to revenue related to customer support in the HPP segment no longer being deferred, which resulted in a decrease of deferred revenue as part of the cumulative effect. Additionally, revenue from software sales is no longer being deferred under ASC 606 as recognition is now when control transfers to the customer. There were no previous period financial statement adjustments.

The effects of ASC 606 adoption for the Company for the condensed consolidated statements of operations and balance sheets are as follows:

	Three months ended December 31, 2018
	(Amounts in thousands, except per share amounts)
	As Reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Total sales	$18,980	$18,874	$106
Total cost of sales	14,631	14,500	131
Gross profit	4,349	4,374	(25)
Operating income	15	40	(25)
Income tax expense	2	3	(1)
Net income	50	74	(24)
Net income attributable to common stockholders	$48	$71	$(23)
Basic earnings per share	$0.01	$0.02	$(0.01)
Diluted earnings per share	$0.01	$0.02	$(0.01)

	As of December 31, 2018
	(Amounts in thousands)
	As Reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Assets:
Accounts receivable	$17,208	$17,071	$137
Unbilled accounts receivable	—	646	(646)
Inventories	6,790	7,108	(318)
Other current assets	2,318	1,657	661
Deferred tax asset	1,837	1,832	5

Liabilities:
Deferred revenue	$738	$1,122	$(384)

Shareholders' Equity:
Retained Earnings	$29,531	$29,373	$158

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

New accounting standards not adopted as of December 31, 2018

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. Under this ASU companies will no longer be required to value non-employee awards differently from employee awards, but the accounting remains different for attribution and a contractual term election for valuing nonemployee equity share options. Equity-classified awards to nonemployees will now be measured at the grant date using fair value of the equity instruments the company is obligated to issue and recognition is associated with the probable outcome. Awards are subsequently measured using stock compensation guidance unless they are modified after the nonemployee stops providing goods or services. Existing disclosure requirements within the stock compensation guidance also apply to nonemployee awards. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company is evaluating the effect that ASU 2018-07 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods beginning after December 15, 2020. The Company is evaluating the effect that ASU 2018-14 will have on its consolidated financial statements and related disclosures.

13.    Discontinued Operations of TS Segment

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

Summarized Discontinued Operations Financial Information

The following table summarizes the results of discontinued operations for the three months ended December 31, 2018, and December 31, 2017.

	For the three months ended
	December 31, 2018	December 31, 2017
	(Amounts in thousands)
Sales	$—	$5,369
Cost of sales	—	4,599
Gross profit	—	770
Selling, general and administrative expenses	—	928
Operating loss	—	(158)
Other expenses	—	(98)
Loss before income taxes	—	(256)
Income tax benefit	—	(51)
Loss from discontinued operations, net of tax	$—	$(205)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent sale of our German operations in our TS segment, and the recent changes in the U.S. Tax laws. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended

September 30, 2018 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), our revenue recognition policy has changed effective October 1, 2018 and is included in Note 3 of our consolidated financial statements included in Item 1 to the Quarterly Report on Form 10-Q. See Note 12 of our consolidated financial statements included in Item 1 for effects of initial adoption and Note 3 of our consolidated financial statements included in Item 1 for further details on our revenue recognition policy.

Discontinued Operations

On July 31, 2018, we completed the sale of all of the outstanding stock of our Germany division of our TS segment. The one time gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million. No income taxes were provided as the transaction was a tax-free exchange in the U.K. The Modcomp GmbH's results have been recorded as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Overview of the three months ended December 31, 2018

Our revenues increased by approximately $2.4 million, or 14%, to $19.0 million for the three months ended December 31, 2018 as compared to $16.6 million for the three months ended December 31, 2017. The increase in overall revenue for the three month period ended December 31, 2018 as compared to the prior fiscal year three month period was substantially the result of an approximately $2.8 million increase in our TS segment revenue, partially offset by an approximately $0.4 million decrease in our HPP segment revenue. The TS segment revenue for the three month period ended December 31, 2018 was primarily impacted by the fulfillment of several large product orders in the U.S. division and increased volume in services revenue, which was partially offset by the reduction of sales from a major customer in the U.K. division. The HPP segment revenue for the three month period ended December 31, 2018 was primarily impacted by lower royalties recognized by approximately $0.5 million on high-speed processing boards during the three months ended December 31, 2018 as compared to the three month period ended December 31, 2017. Our overall gross margin percentage decreased to 23% of revenue for the three month period ended December 31, 2018 from 26% of revenues for the three months ended December 31, 2017. Our operating income decreased by approximately $150 thousand resulting in operating income of $15 thousand for the three month period ended December 31, 2018 as compared to operating income of $165 thousand for the three months ended December 31, 2017, primarily as a result of increased selling and marketing expenses and increased engineering expenses for the three month period ended December 31, 2018. Our income tax expense decreased by approximately $1.2 million to an income tax expense of $2 thousand for the three months ended December 31, 2018. The decrease to the income tax expense was primarily due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	December 31, 2018	% of sales	December 31, 2017	% of sales
	(Dollar amounts in thousands)
Sales	$18,980	100%	$16,630	100%
Costs and expenses:
Cost of sales	14,631	77%	12,267	74%
Engineering and development	745	4%	698	4%
Selling, general and administrative	3,589	19%	3,500	21%
Total costs and expenses	18,965	100%	16,465	99%
Operating income	15	—%	165	1%
Other income (expense)	37	—%	(7)	—%
Income before income taxes	52	—%	158	1%
Income tax expense	2	—%	1,153	7%
Net income (loss) from continuing operations	50	—%	(995)	(6)%
Net loss from discontinued operations	—	—%	(205)	(1)%
Net Income (loss)	$50	—%	$(1,200)	(7)%

Revenues

     Our total revenues increased by approximately $2.4 million to $19.0 million for the three months ended December 31, 2018 as compared to $16.6 million of revenues for the three months ended December 31, 2017.

HPP segment revenue was as follows for the three months ended December 31, 2018 and 2017:

			Increase (Decrease)
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$1,733	$1,607	$126	8%
Services	293	863	(570)	(66)%
Total	$2,026	$2,470	$(444)	(18)%

The increase in HPP product revenues for the period of $0.1 million was primarily the result of an increase of approximately $0.4 million in Multicomputer product line shipments, partially due to shipments of parts related to the E2D program, partially offset by a decrease in Myricom product line shipments of $0.3 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The decrease in HPP services revenues of $0.6 million for the period was primarily the result of a decrease of approximately $0.5 million in royalty revenues on high-speed processing boards related to the E2D program during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.

TS segment revenue was as follows for the three months ended December 31, 2018 and 2017:

			Increase
	2018	2017	$	%
	(Dollar amounts in thousands)
Products	$13,978	$12,062	$1,916	16%
Services	2,976	2,098	878	42%
Total	$16,954	$14,160	$2,794	20%

The increase in TS segment product revenues of $1.9 million during the period was primarily the result of an increase in product revenues of $2.7 million in our U.S. division, partially offset by a decrease in product revenues of $0.8 million in our U.K division. The $2.7 million increase in the U.S. division product revenues was primarily the result of several completed large product orders and the $0.8 million decrease in the U.K. was due to the reduction of sales from one major customer. The increase in TS segment service revenues of $0.9 million during the period was primarily the result of an increase in service revenue of $1.0 million in our U.S. division, comprised of a $0.4 million increase in third party service revenues, a $0.3 million increase in third party maintenance revenues, and a $0.2 million increase in managed service contract revenues.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,				Increase (Decrease)
	2018	%	2017	%	$	%
	(Dollar amounts in thousands)
Americas	$17,406	92%	$13,233	80%	$4,173	32%
Europe	1,156	6%	2,949	18%	(1,793)	(61)%
Asia	418	2%	448	2%	(30)	(7)%
Totals	$18,980	100%	$16,630	100%	$2,350	14%

The $2.4 million increase in total revenues is primarily attributed to a $2.8 million increase by our TS segment partially offset by a $0.4 million decrease by our HPP segment. The $4.2 million increase in the Americas revenues for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 is primarily due to increased revenues by our TS segment of approximately $4.7 million, partially offset by decreased sales by our HPP segment of approximately $0.3 million. The $1.8 million decrease in Europe revenue is primarily due to decreased sales by our TS segment for the three month period ended December 31, 2018 as compared to the prior fiscal year period. The slight $30 thousand decrease in Asia is primarily the result of decreased product sales by our HPP segment to a customer of approximately $51 thousand, partially offset by increased sales by our TS segment of $21 thousand.

Gross Margins

     Our gross margin decreased by $14 thousand for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 as follows:

	2018		2017		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$969	48%	$1,462	59%	$(493)	(11)%
TS	3,380	20%	2,901	20%	479	—%
Total	$4,349	23%	$4,363	26%	$(14)	(3)%

The impact of product mix within our HPP segment on gross margin was as follows for the three months ended December 31, 2018 and 2017:

	2018		2017		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$691	40%	$616	38%	$75	2%
Services	278	95%	846	98%	(568)	(3)%
Total	$969	48%	$1,462	59%	$(493)	(11)%

The overall HPP segment gross margin as a percentage of sales decreased to 48% for the period from 59% in the same prior year period. The 11% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in Multicomputer high margin royalty revenues.

The impact of product mix within our TS segment on gross margin was as follows for the three months ended December 31, 2018 and 2017:

	2018		2017		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,808	13%	$1,773	15%	$35	(2)%
Services	1,572	53%	1,128	54%	444	(1)%
Total	$3,380	20%	$2,901	20%	$479	—%

     The gross margin as a percentage of sales for TS segment product revenues decreased by 2% for the period primarily as a result of a decrease in gross margin sales for both our U.S. and U.K. divisions. The 1% decrease of gross margin as a percentage of the TS segment services sales is the result of decreased service margins in our U.S. division related to the mix of services provided.

Engineering and Development Expenses

Engineering and development expenses increased by $47 thousand to $745 thousand for the three months ended December 31, 2018 as compared to $698 thousand for the three months ended December 31, 2017. The current period expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA SDS cyber security products. The increased engineering and development expenses for the three month period ended December 31, 2018 as compared to the three month period ended December 31, 2017 is primarily attributed to an increase in engineering headcount related expenses.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018	% of Total	2017	% of Total	$ Increase (Decrease)	% Increase (Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,051	29%	$1,146	33%	$(95)	(8)%
TS segment	2,538	71%	2,354	67%	184	8%
Total	$3,589	100%	$3,500	100%	$89	3%

SG&A expenses increased by $0.1 million, or 3%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The $0.2 million, or 8%, increase in TS segment expenses is primarily attributed to increases in variable compensation in our U.S. division as a result of increased margins and increases for sales and engineering hires in our U.S. division. The $0.1 million, or 8%, decrease in HPP segment expenses is primarily attributed to decreases in variable compensation and outside consulting costs.

Other Income/Expenses

The following table details other income (expense) for the three months ended December 31, 2018 and 2017:

	For the three months ended,
	December 31, 2018	December 31, 2017	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(27)	$(18)	$(9)
Interest income	55	4	51
Foreign exchange gain (loss)	7	(68)	75
Other income, net	2	75	(73)
Total other income (expense), net	$37	$(7)	$44

The increase to other income (expenses) for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 was primarily driven by the net change of approximately $75 thousand in the foreign exchange gain (loss) on foreign currency holdings combined with an increase in interest income of approximately $51 thousand, partially offset by a decrease in other income of approximately $73 thousand.

Income Taxes

Income tax expense was $2 thousand for the three months ended December 31, 2018 compared to income tax expense of $1.1 million in the same period of 2017 due primary to enactment of the Tax Cuts and Jobs Act. The income tax expense for quarter ended December 31, 2018 was due to the FIN 48 tax expense. The U.K. did not have any tax expense in the first quarter of fiscal year 2019 due to the utilization of a portion of its net tax operating loss.

The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the Tax Cuts and Jobs Act in the prior year, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which was sold in the fourth quarter of fiscal year 2018 and have been reflected as discontinued operations. See Note 13 of our Consolidated Financial Statements included in Item 1 for additional information.

	For the three months ended
	December 31, 2018	December 31, 2017
	(Amounts in thousands)
Revenues	$—	$5,369
Net loss from discontinued operations, net of tax	$—	$(205)

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $4.5 million to $20.7 million as of December 31, 2018 from $25.1 million as of September 30, 2018.

Our significant sources of cash for the three months ended December 31, 2018 included a decrease in inventories of $0.6 million, and a decrease in officer's life insurance receivable of $0.3 million.

Our significant uses of cash for the three months ended December 31, 2018 included an increase in accounts receivable of $4.1 million, an increase in other current assets of $0.7 million, and a decrease in accounts payable and accrued expenses of $0.3 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.0 million as of December 31, 2018 as compared to $9.9 million as of September 30, 2018. This cash is included in our total cash and cash equivalents reported above.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, (b) our Consolidated Statements of Income for the three months ended December 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2018, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 13, 2019	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 13, 2019	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, (b) our Consolidated Statements of Income for the three months ended December 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2018 (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith