Form 10-Q
period 2019-03-31
CSP INC /MA/
filed 2019-05-08
CIK 356037

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSPI	Nasdaq Global Market

As of May 6, 2019, the registrant had 4,137,831 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,188	$25,107
Accounts receivable, net of allowances of $90 and $87	16,456	11,980
Unbilled accounts receivable	—	1,166
Investment in lease, net-current portion	288	246
Inventories	5,857	7,558
Refundable income taxes	660	480
Other current assets	3,023	1,878
Total current assets	44,472	48,415
Property, equipment and improvements, net	916	847

Other assets:
Intangibles, net	41	48
Investment in lease, net-less current portion	477	564
Long term receivable	956	—
Deferred income taxes	1,837	1,895
Cash surrender value of life insurance	3,565	3,441
Other assets	66	65
Total other assets	6,942	6,013
Total assets	$52,330	$55,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,292	$12,524
Deferred revenue	3,111	1,197
Pension and retirement plans	340	340
Total current liabilities	12,743	14,061
Pension and retirement plans	5,634	6,168
Income taxes payable	694	709
Other noncurrent liabilities	584	535
Total liabilities	19,655	21,473

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,137 and 4,017 shares, respectively	42	40
Additional paid-in capital	15,165	14,661
Retained earnings	28,291	29,926
Accumulated other comprehensive loss	(10,823)	(10,825)
Total shareholders’ equity	32,675	33,802
Total liabilities and shareholders’ equity	$52,330	$55,275

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Sales:
Product	$13,603	$14,049	$29,314	$27,718
Services	2,747	2,555	6,016	5,516
Total sales	16,350	16,604	35,330	33,234

Cost of sales:
Product	11,371	11,667	24,583	22,947
Services	1,233	954	2,652	1,941
Total cost of sales	12,604	12,621	27,235	24,888

Gross profit	3,746	3,983	8,095	8,346

Operating expenses:
Engineering and development	781	759	1,526	1,457
Selling, general and administrative	3,736	4,088	7,325	7,588
Total operating expenses	4,517	4,847	8,851	9,045

Operating loss	(771)	(864)	(756)	(699)

Other income (expense):
Foreign exchange loss	(37)	(44)	(30)	(112)
Other income (expense), net	47	6	77	67
Total other income (expense)	10	(38)	47	(45)
Loss before income taxes	(761)	(902)	(709)	(744)
Income tax expense (benefit)	(142)	(160)	(140)	993
Net loss from continuing operations	(619)	(742)	(569)	(1,737)
Net income (loss) from discontinued operations, net of tax	—	148	—	(57)
Net loss	$(619)	$(594)	$(569)	$(1,794)
Net loss attributable to common stockholders	$(619)	$(594)	$(569)	$(1,794)

Net loss from continuing operations per share – basic	$(0.15)	$(0.20)	$(0.15)	$(0.46)
Net income (loss) from discontinued operations per share – basic	$—	$0.04	$—	$(0.01)
Net loss per share - basic	$(0.15)	$(0.16)	$(0.15)	$(0.47)
Weighted average shares outstanding – basic	4,015	3,823	3,898	3,795

Net loss from continuing operations per share – diluted	$(0.15)	$(0.20)	$(0.15)	$(0.46)
Net income (loss) from discontinued operations per share – diluted	$—	$0.04	$—	$(0.01)
Net loss per share - diluted	$(0.15)	$(0.16)	$(0.15)	$(0.47)
Weighted average shares outstanding – diluted	4,015	3,823	3,898	3,795

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net loss	$(619)	$(594)	$(569)	$(1,794)
Other comprehensive loss:
Foreign currency translation gain (loss) adjustments	172	(86)	2	(90)
Other comprehensive income (loss)	172	(86)	2	(90)
Total comprehensive loss	$(447)	$(680)	$(567)	$(1,884)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three and six months ended March 31, 2019 and March 31, 2018:
(Amounts in thousands, except per share data)

For the Three Months Ended March 31, 2019:	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of December 31, 2018	4,018	$41	$14,842	$29,531	$(10,995)	$33,419
Net loss	—	—	—	(619)	—	(619)
Other comprehensive income	—	—	—	—	172	172
Stock-based compensation	—	—	206	—	—	206
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.15 per share)	—	—	—	(621)	—	(621)
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675

For the Three Months Ended March 31, 2018:	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of December 31, 2017	3,974	$40	$13,847	$15,770	$(10,167)	$19,490
Net loss	—	—	—	(594)	—	(594)
Other comprehensive loss	—	—	—	—	(86)	(86)
Exercise of stock options	4	—	13	—	—	13
Stock-based compensation	—	—	178	—	—	178
Restricted stock issuance	20	1	—	—	—	1
Issuance of shares under employee stock purchase plan	8	—	78	—	—	78
Cash dividends paid on common stock ($0.11 per share)	—	—	—	(441)	—	(441)
Balance as of March 31, 2018	4,006	$41	$14,116	$14,735	$(10,253)	$18,639

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three and six months ended March 31, 2019 and March 31, 2018:
(Amounts in thousands, except per share data)

For the six months ended March 31, 2019:	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09 (see note 11)	—	—	—	158	—	158
Net loss	—	—	—	(569)	—	(569)
Other comprehensive income	—	—	—	—	2	2
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	384	—	—	384
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,224)	—	(1,224)
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675

For the six months ended March 31, 2018:	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Shareholders’ Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Net loss	—	—	—	(1,794)	—	(1,794)
Other comprehensive loss	—	—	—	—	(90)	(90)
Exercise of stock options	5	—	22	—	—	22
Stock-based compensation	—	—	299	—	—	299
Restricted stock cancellation	(13)	—	—	—	—	—
Restricted stock issuance	71	1	—	—	—	1
Issuance of shares under employee stock purchase plan	8	—	78	—	—	78
Cash dividends paid on common stock ($0.22 per share)	—	—	—	(878)	—	(878)
Balance as of March 31, 2018	4,006	$41	$14,116	$14,735	$(10,253)	$18,639

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the six months ended
	March 31, 2019	March 31, 2018
Cash flows used in operating activities:
Net loss	$(569)	$(1,794)
Loss from discontinued operations, net of income tax benefit	—	(57)
Net loss from continuing operations	(569)	(1,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	192
Amortization of intangibles	7	59
Loss on sale of fixed assets, net	—	4
Foreign exchange (gain) loss	30	112
Non-cash changes in accounts receivable	3	(8)
Non-cash changes in inventories	234	260
Stock-based compensation expense on stock options and restricted stock awards	384	300
Deferred income taxes	(99)	490
Increase in cash surrender value of life insurance	(54)	(34)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,319)	6,242
Decrease in life insurance receivable	256	—
Decrease in inventories	1,464	1,162
Increase in deferred costs	—	(225)
Increase in refundable income taxes	(75)	(598)
Increase in other current assets	(1,402)	(628)
Decrease in investment in lease	46	—
Increase in long term receivable	(956)	—
Decrease in accounts payable and accrued expenses	(3,214)	(6,353)
Increase in deferred revenue	2,124	486
Decrease in pension and retirement plans liabilities	(531)	(55)
Increase (decrease) in income taxes payable	(15)	328
Increase in other long term liabilities	184	4
Net cash provided by (used in) operating activities of continuing operations	(5,303)	1
Net cash used in operating activities of discontinued operations	—	(735)
Net cash used in operating activities	(5,303)	(734)
Cash flows used in investing activities:
Life insurance premiums paid	(70)	(150)
Purchases of property, equipment and improvements	(268)	(176)
Net cash used in investing activities of continuing operations	(338)	(326)
Net cash used in investing activities of discontinued operations	—	(129)
Net cash used in investing activities	(338)	(455)
Cash flows used in financing activities:
Dividends paid	(1,224)	(878)
Principal payments on capital leases	(136)	—
Proceeds from issuance of shares under equity compensation plans	120	100
Net cash used in financing activities	(1,240)	(778)
Effects of exchange rate on cash	(38)	49
Net decrease in cash and cash equivalents	(6,919)	(1,918)
Cash and cash equivalents of continuing operations, beginning of period	25,107	10,421
Cash and cash equivalents of discontinued operations, beginning of period	—	3,464
Cash and cash equivalents, beginning of period	25,107	13,885
Cash and cash equivalents, end of period	18,188	11,967
Less: Cash and cash equivalents of discontinued operations at end of period	—	2,801
Cash and cash equivalents of continuing operations at end of period	$18,188	$9,166
Supplementary cash flow information:
Cash paid for income taxes	$40	$880
Cash paid for interest	$67	$72
Supplementary non-cash financing and investing activities:
Non-cash purchases of property and equipment	$15	$—

 See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

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

2.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

3.    Revenue

Effective October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. See Note 11 for effects of initial adoption. The following reflects the accounting policy change for revenue starting on the date of adoption:

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

Other services generally include revenue generated through our royalty, extended warranty, multicomputer repair, and maintenance contracts. Royalty revenue is sales-based and recognized on date of subsequent sale of the product, which occurs on the date of customer shipment. Revenue from extended warranty contracts is recognized evenly over the period of the warranty. Multicomputer repair services revenue is recognized upon control transfer when the customer takes possession of the computer at time of shipping. Revenue generated from maintenance services is recognized evenly over the term of the contract.

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

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, professional services, third-party service contracts, maintenance contracts, managed services, and financing of hardware and software. Financing revenue is recognized in accordance with ASC 840, Leases. Financing revenue is recorded in revenue as equipment leasing and is part of the Company's operations.

Third-party service contracts are evaluated to determine whether such service revenue should be recorded as gross sales or net and whether over time or at point in time.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
For the three months ended March 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2019
Sales:
Product	$1,375	$1,888	$10,303	$12,191	$13,566
Service	239	95	2,413	2,508	2,747
Finance *	—	—	37	37	37
Total sales	$1,614	$1,983	$12,753	$14,736	$16,350

		Technology Solutions Segment
For the six months ended March 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2019
Sales:
Product	$3,108	$3,620	$22,513	$26,133	$29,241
Service	532	165	5,319	5,484	6,016
Finance *	—	—	73	73	73
Total sales	$3,640	$3,785	$27,905	$31,690	$35,330

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $708 thousand and $1.1 million as of March 31, 2019 and October 1, 2018, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no non-current contract assets as of March 31, 2019 and October 1, 2018. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $3.1 million and $0.9 million as of March 31, 2019 and October 1, 2018, respectively. The primary reason for the increase is due to one large non-cancelable contract that was effective as of March 31, 2019. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. There were no non-current contract liabilities as of March 31, 2019 and October 1, 2018, respectively. Revenue recognized for the six months ended March 31, 2019 that was included in contract liabilities as of the beginning of the period was $0.5 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets for the periods ended March 31, 2019 and September 30, 2018. The portion of current capitalized costs was $79 thousand and $71 thousand as of March 31, 2019 and October 1, 2018, respectively. There are no non-current capitalized costs on the consolidated balance sheets. The amount of incremental costs amortized for the three and six months ended March 31, 2019 was $56 thousand and $108 thousand, which is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and six months ended March 31, 2019.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the account other current assets on the consolidated balance sheets. The portion of current capitalized costs was $52 thousand and $60 thousand as of March 31, 2019 and October 1, 2018, respectively. There are no non-current capitalized fulfillment costs on the consolidated balance sheets. The amount of fulfillment costs amortized for the three and six months ended March 31, 2019 was $5 thousand and $8 thousand, respectively, which is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

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

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019 is mainly related to managed service contracts and is set forth in the table below:

(Amounts in thousands)
Remainder of fiscal 2019	$1,115
Fiscal 2020	1,964
Fiscal 2021	1,426
Fiscal 2022	65
Fiscal 2023 and after	48
$4,618

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Amounts in thousands except per share data)
Loss from continuing operations	$(619)	$(742)	$(569)	$(1,737)
Income (loss) from discontinued operations	—	148	—	(57)
Net loss	(619)	(594)	(569)	(1,794)
Less: net income attributable to nonvested common stock	—	—	—	—
Net loss attributable to common stockholders	$(619)	$(594)	$(569)	$(1,794)

Weighted average total shares outstanding – basic	4,015	3,823	3,898	3,795
Less: weighted average non-vested shares outstanding	—	—	—	—
Weighted average number of common shares outstanding – basic	4,015	3,823	3,898	3,795
Potential common shares from non-vested stock awards and the assumed exercise of stock options	—	—	—	—
Weighted average common shares outstanding – diluted	4,015	3,823	3,898	3,795

Net loss from continuing operations per share – basic	$(0.15)	$(0.20)	$(0.15)	$(0.46)
Net income (loss) from discontinued operations per share – basic	$—	$0.04	$—	$(0.01)
Net loss share – basic	$(0.15)	$(0.16)	$(0.15)	$(0.47)

Net loss from continuing operations per share – diluted	$(0.15)	$(0.20)	$(0.15)	$(0.46)
Net income (loss) from discontinued operations per share – diluted	$—	$0.04	$—	$(0.01)
Net loss per share – diluted	$(0.15)	$(0.16)	$(0.15)	$(0.47)

Non-vested restricted stock awards of 184,000 and 167,000shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2019, as there was a net loss and their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 168,000 and 169,000 shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2018, as there was a net loss and their inclusion would have been anti-dilutive.

5.    Inventories

Inventories consist of the following:

	March 31, 2019	September 30, 2018
	(Amounts in thousands)
Raw materials	$1,053	$1,098
Work-in-process	219	226
Finished goods	4,585	6,234
Total	$5,857	$7,558

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $1.1 million and $0.7 million as of March 31, 2019 and September 30, 2018, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.5 million and $3.3 million as of March 31, 2019 and September 30, 2018, respectively.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2019	September 30, 2018
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,344)	$(4,346)
Cumulative unrealized loss on pension liability	(6,479)	(6,479)
Accumulated other comprehensive loss	$(10,823)	$(10,825)

7.    Income Taxes

Income tax expense was $142 thousand for the three months ended March 31, 2019 compared to income tax benefit of $160 thousand in the same period of 2018 based on the loss for the periods. The income tax benefit for the six months ended March 31, 2019 was $140 thousand and tax expense for the same period of the prior year was $993 thousand due primarily to the enactment of the Tax Cuts and Jobs Act. The U.K. did not have any tax expense in the three months or six-months periods of fiscal year 2019 due to benefits from the pension contribution and utilization of a small portion of its net tax operating loss.
The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

8.    Pension and Retirement Plans

The Company's continuing operations has defined benefit and defined contribution plans in the U.K. and in the U.S. The Company's discontinued operations had a defined benefit and defined contribution plan in Germany, which was assumed by Reply AG in its acquisition of the Company's operations in Germany (see Note 12 below). In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S.  All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	For the Three Months Ended March 31,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$92	$6	$98	$96	$7	$103
Expected return on plan assets	(78)	—	(78)	(79)	—	(79)
Amortization of:
Amortization of net gain (loss)	38	(1)	37	46	(1)	45
Net periodic benefit cost from continuing operations	52	5	57	63	6	69
Net periodic benefit cost from discontinued operations	—	—	—	53	—	53
Net periodic benefit cost	$52	$5	$57	$116	$6	$122

Post Retirement:
Service cost	$—	$9	$9	$—	$10	$10
Interest cost	—	13	13	—	12	12
Amortization of net loss	—	(5)	(5)	—	(4)	(4)
Net periodic cost	$—	$17	$17	$—	$18	$18

	For the Six Months Ended March 31,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$183	$12	$195	$187	$13	$200
Expected return on plan assets	(155)	—	(155)	(154)	—	(154)
Amortization of net gain (loss)	76	(2)	74	89	(1)	88
Net periodic benefit cost from continuing operations	104	10	114	122	12	134
Net periodic benefit cost from discontinued operations	—	—	—	106	—	106
Net periodic benefit cost	$104	$10	$114	$228	$12	$240

Post Retirement:
Service cost	$—	$17	$17	$—	$21	$21
Interest cost	—	26	26	—	24	24
Amortization of net loss	—	(9)	(9)	—	(10)	(10)
Net periodic cost	$—	$34	$34	$—	$35	$35

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2019				September 30, 2018
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$467	$467	$—	$—	$36	$36	$—	$—
Pooled funds	8,290	8,290	—	—	8,234	8,234	—	—
Total plan assets	$8,757	$8,757	$—	$—	$8,270	$8,270	$—	$—

9.    Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2019 and March 31, 2018.

		Technology Solutions Segment
For the three months ended March 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2019
Sales:
Product	$1,375	$1,888	$10,340	$12,228	$13,603
Service	239	95	2,413	2,508	2,747
Total sales	1,614	1,983	12,753	14,736	16,350
Income (loss) from operations	(1,093)	106	216	322	(771)
Total assets	12,583	13,222	26,525	39,747	52,330
Capital expenditures	37	—	—	—	37
Depreciation and amortization	55	1	44	45	100

2018
Sales:
Product	$1,480	$756	$11,813	$12,569	$14,049
Service	315	115	2,125	2,240	2,555
Total sales	1,795	871	13,938	14,809	16,604
Income (loss) from operations	(1,057)	(233)	426	193	(864)
Assets from continuing operations	15,036	2,792	16,338	19,130	34,166
Assets from discontinued operations	—	—	—	—	21,172
Total assets	15,036	2,792	16,338	19,130	55,338
Capital expenditures	36	—	96	96	132
Depreciation and amortization	57	1	69	70	127

		Technology Solutions Segment
For the six months ended March 31,	High Performance Products Segment	United Kingdom	U.S.	Total	Consolidated Total
	(Amounts in thousands)
2019
Sales:
Product	$3,108	$3,620	$22,586	$26,206	$29,314
Service	532	165	5,319	5,484	6,016
Total sales	3,640	3,785	27,905	31,690	35,330
Income (loss) from operations	(1,920)	132	1,032	1,164	(756)
Total assets	12,583	13,222	26,525	39,747	52,330
Capital expenditures	240	—	28	28	268
Depreciation and amortization	108	3	95	98	206

2018
Sales:
Product	$3,087	$3,298	$21,333	$24,631	$27,718
Service	1,178	280	4,058	4,338	5,516
Total sales	4,265	3,578	25,391	28,969	33,234
Income (loss) from operations	(1,440)	(91)	832	741	(699)
Assets from continuing operations	15,036	2,792	16,338	19,130	34,166
Assets from discontinued operations	—	—	—	—	21,172
Total assets	15,036	2,792	16,338	19,130	55,338
Capital expenditures	46	—	130	130	176
Depreciation and amortization	113	2	136	138	251

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense. Non-operating charges/income consists principally of investment income and interest expense.  All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues from continuing operations for the three and six months ended March 31, 2019, and 2018.

	For the three months ended March 31,				For the six months ended March 31,
	2019		2018		2019		2018
	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues	Customer Revenues	% of Total Revenues
	(Dollar amounts in millions)
Customer A	$1.1	7%	$2.7	16%	$1.5	4%	$3.9	12%
Customer B	$1.7	11%	$—	—%	$3.0	9%	$—	—%
Customer C	$1.7	10%	$0.3	2%	$3.3	9%	$0.6	2%

Accounts receivable from Customers A and B were less than 10% of total consolidated accounts receivable as of March 31, 2019 and September 30, 2018. Accounts receivable from Customer C totaled approximately $3.3 million, or 20%, and approximately $0.2 million, or 3%, of total consolidated accounts receivable as of March 31, 2019 and September 30, 2018, respectively. Two additional customers, Customers D and E, accounted for accounts receivable of 10% or more as of March 31, 2019, but did not account for revenue of 10% or more for the three and six months ended March 31, 2019. Accounts receivable from Customer D totaled approximately $2.1 million, or 13%, of total consolidated accounts receivable as of March 31, 2019. Accounts receivable from Customer E totaled approximately $1.7 million, or 10% of total consolidated accounts receivable as of March 31, 2019. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of March 31, 2019.

10.    Dividends

On December 27, 2018, the Company's board of directors declared a cash dividend of $0.15 per share which was paid on January 22, 2019 to shareholders of record as of January 7, 2019, the record date.

On February 12, 2019, the Company's board of directors declared a cash dividend of $0.15 per share which was paid on March 14, 2019 to shareholders of record as of February 28, 2019, the record date.

11.    Recent Accounting Pronouncements

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

The effects of ASC 606 adoption for the Company for the condensed consolidated statements of operations and balance sheet are as follows:

	Three months ended March 31, 2019
	(Amounts in thousands, except per share amounts)
	As Reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Total sales	$16,350	$16,357	$(7)
Total cost of sales	12,604	12,603	1
Gross profit	3,746	3,754	(8)
Operating loss	(771)	(763)	(8)
Income tax benefit	(142)	(136)	(6)
Net loss	(619)	(617)	(2)
Net loss attributable to common stockholders	$(619)	$(617)	$(2)
Basic earnings per share	$(0.15)	$(0.15)	$—
Diluted earnings per share	$(0.15)	$(0.15)	$—

	Six months ended March 31, 2019
	(Amounts in thousands, except per share amounts)
	As Reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Total sales	$35,330	$35,231	$99
Total cost of sales	27,235	27,103	132
Gross profit	8,095	8,128	(33)
Operating loss	(756)	(723)	(33)
Income tax benefit	(140)	(133)	(7)
Net loss	(569)	(543)	(26)
Net loss attributable to common stockholders	$(569)	$(543)	$(26)
Basic earnings per share	$(0.15)	$(0.14)	$(0.01)
Diluted earnings per share	$(0.15)	$(0.14)	$(0.01)

	As of March 31, 2019
	(Amounts in thousands)
	As Reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Assets:
Accounts receivable	$16,456	$16,274	$182
Unbilled accounts receivable	—	782	(782)
Inventories	5,857	6,178	(321)
Other current assets	3,023	2,235	788
Deferred tax asset	1,837	1,903	(66)

Liabilities:
Deferred revenue	$3,111	$3,442	$(331)

Shareholders' Equity:
Retained Earnings	$28,291	$28,159	$132

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

New accounting standards not adopted as of March 31, 2019

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

12.    Discontinued Operations of TS Segment

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

Summarized Discontinued Operations Financial Information

The following table summarizes the results of discontinued operations for the three and six months ended March 31, 2019, and March 31, 2018:

	For the three months ended		For the six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Amounts in thousands)
Sales	$—	$5,378	$—	$10,747
Cost of sales	—	4,431	—	9,030
Gross profit	—	947	—	1,717
Selling, general and administrative expenses	—	806	—	1,734
Operating income (loss)	—	141	—	(17)
Other income (expenses)	—	39	—	(59)
Income (loss) before income taxes	—	180	—	(76)
Income tax expense (benefit)	—	32	—	(19)
Income (loss) from discontinued operations, net of tax	$—	$148	$—	$(57)

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), our revenue recognition policy has changed effective October 1, 2018 and is included in Note 3 of our unaudited consolidated financial statements included in Item 1 to the Quarterly Report on Form 10-Q. See Note 11 of our unaudited consolidated financial statements included in Item 1 for effects of initial adoption and Note 3 of our unaudited consolidated financial statements included in Item 1 for further details on our revenue recognition policy.

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

Results of Continuing Operations

Overview of the three months ended March 31, 2019

     Our revenues decreased by approximately $0.3 million, or 2%, to $16.3 million for the three months ended March 31, 2019 as compared to $16.6 million for the three months ended March 31, 2018. The decrease in revenue is the result of a decrease of $0.1 million in our TS segment, combined with a $0.2 million decrease in our HPP segment. Our gross margin percentage decreased to 23% of revenues for the three months ended March 31, 2019 from 24% for the three months ended March 31, 2018. Operating loss decreased by approximately $0.1 million from an operating loss of $0.9 million for the three months ended March 31, 2018 to an operating loss of $0.8 million for the three months ended March 31, 2019, primarily as a result of a decrease of $0.3 million in operating expenses partially offset by a $0.2 million decrease in gross profit. The decrease in operating expenses was primarily the result of $0.3 million decrease in our TS segment. Our provision for income tax was a tax benefit of $142 thousand for the three months ended March 31, 2019 as compared to a tax benefit of $160 thousand for the three months ended March 31, 2018. The effective tax rate for the current quarter is 18.7%.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

	March 31, 2019	% of sales	March 31, 2018	% of sales
	(Dollar amounts in thousands)
Sales	$16,350	100%	$16,604	100%
Costs and expenses:
Cost of sales	12,604	77%	12,621	76%
Engineering and development	781	6%	759	5%
Selling, general and administrative	3,736	23%	4,088	25%
Total costs and expenses	17,121	106%	17,468	106%
Operating loss	(771)	(5)%	(864)	(5)%
Other income (expense)	10	—%	(38)	—%
Loss before income taxes	(761)	(5)%	(902)	(5)%
Income tax benefit	(142)	(1)%	(160)	(1)%
Net loss from continuing operations	(619)	(4)%	(742)	(4)%
Net income from discontinued operations	—	—%	148	1%
Net loss	$(619)	(4)%	$(594)	(3)%

Revenues

     Our revenues decreased by approximately $0.3 million to $16.3 million for the three months ended March 31, 2019 as compared to $16.6 million of revenues for the three months ended March 31, 2018. TS segment revenues decreased by $0.1 million, and HPP segment revenues decreased by $0.2 million.

HPP segment revenue change was as follows for the three months ended March 31, 2019 and March 31, 2018:

			Decrease
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$1,375	$1,480	$(105)	(7)%
Services	239	315	(76)	(24)%
Total	$1,614	$1,795	$(181)	(10)%

The HPP product revenues for the three months ended March 31, 2019 of $1.4 million, decreased by $0.1 million from $1.5 million for the three months ended March 31, 2018, primarily as a result of a decrease in Myricom product sales. The decrease in HPP services revenues of $0.1 million is primarily attributed to a $0.1 million decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

TS segment revenue change was as follows for the three months ended March 31, 2019 and March 31, 2018:

			Increase (decrease)
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$12,228	$12,569	$(341)	(3)%
Services	2,508	2,240	268	12%
Total	$14,736	$14,809	$(73)	—%

The decrease in TS segment product revenues of $0.3 million during the period was primarily the result of a decrease in product revenues of $1.5 million in our U.S. division, partially offset by an increase of product revenue of $1.1 million in our U.K. division. The $1.5 million decrease in the U.S. division was primarily the result of product sales to a major customer in the prior year that were not repeated in the current year. The $1.1 million increase in the U.K. division product revenues was primarily the result of increased product shipments to one major customer. The decrease in TS segment product revenues was partially offset by an increase in TS segment service revenues of $0.3 million during the period. The $0.3 million increase in the U.S. division service revenues was substantially the result of a $0.2 million increase in managed service contracts, an increase in third party maintenance and services revenues of $0.5 million, partially offset by a $0.4 million decrease in internal services.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2019 and March 31, 2018:

					Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$14,429	88%	$15,207	92%	$(778)	(5)%
Europe	1,088	7%	1,183	7%	(95)	(8)%
Asia	833	5%	214	1%	619	289%
Totals	$16,350	100%	$16,604	100%	$(254)	(2)%

The $0.8 million decrease in revenue to the Americas is primarily the result of decreased sales by our HPP segment of $0.6 million combined with decreased sales by our TS segment of $0.2 million. The $0.1 million decrease in revenue to Europe is primarily the result of decreased sales by our HPP segment of $0.2 million, partially offset by increased sales by our TS segment of $0.1 million. The $0.6 million increase in revenue to Asia is primarily the result of increased sales by our HPP segment of Myricom product to a major customer.

Gross Margins

     Our gross margin ("GM") decreased by $0.2 million to $3.7 million for the three months ended March 31, 2019 as compared to a gross margin of approximately $4.0 million for the three months ended March 31, 2018. The GM as a percentage of revenue decreased to 23% for the three months ended March 31, 2019, from 24% for the three months ended March 31, 2018.

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$770	48%	$839	47%	$(69)	1%
TS	2,976	20%	3,144	21%	(168)	(1)%
Total	$3,746	23%	$3,983	24%	$(237)	(1)%

The impact of product mix within our HPP segment on gross margin for the period was as follows:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$555	40%	$547	37%	$8	3%
Services	215	90%	292	93%	(77)	(3)%
Total	$770	48%	$839	47%	$(69)	1%

The overall HPP segment gross margin as a percentage of sales increased to 48% for the three months ended March 31, 2019 from 47% for the three months ended March 31, 2018. The 1% increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to an increase in higher margin multicomputer products within the overall product mix.

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,677	14%	$1,835	15%	$(158)	(1)%
Services	1,299	52%	1,309	58%	(10)	(6)%
Total	$2,976	20%	$3,144	21%	$(168)	(1)%

     The overall TS segment gross margin as a percentage of sales decreased to 20% for the three month period ended March 31, 2019 from 21% for the three month period ended March 31, 2018. The overall TS segment gross margin as a percentage of sales decrease was primarily due to decreased margin as a percentage of sales in both products and services in the U.S. division partially offset by higher product margin in the U.K. division.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment were relatively unchanged at $0.8 million for the three months ended March 31, 2019 and 2018. The current period expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	% of Total	2018	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,082	29%	$1,137	28%	$(55)	(5)%
TS segment	2,654	71%	2,951	72%	(297)	(10)%
Total	$3,736	100%	$4,088	100%	$(352)	(9)%

SG&A expenses decreased by $0.4 million, or 9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in HPP segment SG&A expenses of $0.1 million was primarily due to decreases in headcount and consulting related expenses. The $0.3 million decrease in TS segment SG&A expenses was primarily the result of a decreased headcount in the U.K. division resulting in a decrease of $0.2 million payroll expense and a decrease in variable compensation of $0.1 million in the U.S. division.

Other Income/Expenses

The following table details other income (expense) for the three months ended March 31, 2019 and 2018:

	For the three months ended,
	March 31, 2019	March 31, 2018	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(22)	$(18)	$(4)
Interest income	66	4	62
Foreign exchange gain (loss)	(37)	(44)	7
Other income, net	3	20	(17)
Total other income, net	$10	$(38)	$48

The net change to other income (expense) of $48 thousand for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by an increase in interest income of approximately $62 thousand, partially offset by a decrease in other income of approximately $17 thousand.

Income Taxes

Our provision for income tax was a tax benefit of $142 thousand for the three months ended March 31, 2019 as compared to a tax benefit of $160 thousand for the three months ended March 31, 2018. The effective tax rate for the current quarter was 18.7%.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations. See Note 12 for additional information.

	For the three months ended
	March 31, 2019	March 31, 2018
	(Amounts in thousands)
Revenues	$—	$5,378
Income from discontinued operations, net of tax	$—	$148

Overview of the six months ended March 31, 2019

Our revenues increased by approximately $2.1 million, or 6%, to $35.3 million for the six months ended March 31, 2019 as compared to $33.2 million for the six months ended March 31, 2018. The increase in overall revenue for the six month period ended March 31, 2019 as compared to the prior fiscal year six month period was substantially the result of an approximately $2.7 million increase in our TS segment revenue, partially offset by an approximately $0.6 million decrease in our HPP segment revenue. The TS segment revenue for the six month period ended March 31, 2019 was primarily impacted by the fulfillment of several large product orders in the U.S. division and increased volume in services revenue. The HPP segment revenue for the six month period ended March 31, 2019 was primarily impacted by lower royalties recognized of approximately $0.6 million on high-speed processing boards during the six months ended March 31, 2019 as compared to the six month period ended March 31, 2018. Our overall gross margin percentage decreased to 23% of revenue for the six month period ended March 31, 2019 from 25% of revenues for the six months ended March 31, 2018. Our operating loss increased by approximately $0.1 million resulting in an operating loss of $0.8 million for the six month period ended March 31, 2019 as compared to operating loss of $0.7 million for the six months ended March 31, 2018, primarily as a result of decreased gross margin and increased engineering expenses of approximately $0.1 million, partially offset by a decrease in selling and marketing expenses of $0.3 million for the six month period ended March 31, 2019. Our income tax expense decreased by approximately $1.1 million to an income tax benefit of $0.1 million for the six months ended March 31, 2019. The income tax provision for the six months period is not comparable to the same period of the prior year due to the impact of the Tax Cuts and Jobs Act in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended:

	March 31, 2019	% of sales	March 31, 2018	% of sales
	(Dollar amounts in thousands)
Sales	$35,330	100%	$33,234	100%
Costs and expenses:
Cost of sales	27,235	77%	24,888	75%
Engineering and development	1,526	4%	1,457	4%
Selling, general and administrative	7,325	21%	7,588	23%
Total costs and expenses	36,086	102%	33,933	102%
Operating loss	(756)	(2)%	(699)	(2)%
Other income (expense)	47	—%	(45)	—%
Loss before income taxes	(709)	(2)%	(744)	(2)%
Income tax expense (benefit)	(140)	—%	993	3%
Net loss from continuing operations	(569)	(2)%	(1,737)	(5)%
Net loss from discontinued operations	—	—%	(57)	—%
Net loss	$(569)	(2)%	$(1,794)	(5)%

Revenues

     Our total revenues increased by approximately $2.1 million to $35.3 million for the six months ended March 31, 2019 as compared to $33.2 million of revenues for the six months ended March 31, 2018.

HPP segment revenue was as follows for the six months ended March 31, 2019 and 2018:

			Increase (Decrease)
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$3,108	$3,087	$21	1%
Services	532	1,178	(646)	(55)%
Total	$3,640	$4,265	$(625)	(15)%

The HPP product revenues were relatively unchanged at $3.1 million for the six month periods ended March 31, 2019 and 2018. The decrease in HPP services revenues of $0.6 million for the period was primarily the result of a decrease in royalty revenues on high-speed processing boards related to the E2D program during the six months ended March 31, 2019 as compared to the six months ended March 31, 2018.

TS segment revenue was as follows for the six months ended March 31, 2019 and 2018:

			Increase
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$26,206	$24,631	$1,575	6%
Services	5,484	4,338	1,146	26%
Total	$31,690	$28,969	$2,721	9%

The increase in TS segment product revenues of $1.6 million during the period was the result of an increase in product revenues of $1.3 million in our U.S. division and $0.3 million in our U.K division. The $1.3 million increase in the U.S. division product revenues was the result of several completed large product orders and the $0.3 million increase in the U.K. was due to sales to one major customer. The increase in TS segment service revenues of $1.1 million during the period was primarily the result of an increase of $1.3 million in our U.S. division, comprised of a $0.8 million increase in third party service revenues, a $0.5 million increase in third party maintenance revenues, and a $0.3 million increase in managed service contract revenues, partially offset by a decrease of $0.3 million in internal services. The U.S. segment increase in service revenue was also partially offset by a $0.1 million decrease in the U.K. division.

      Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31,				Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$31,836	90%	$28,440	86%	$3,396	12%
Europe	2,243	6%	4,132	12%	(1,889)	(46)%
Asia	1,251	4%	662	2%	589	89%
Totals	$35,330	100%	$33,234	100%	$2,096	6%

The $2.1 million increase in total revenues is primarily attributed to a $2.7 million increase by our TS segment partially offset by a $0.6 million decrease by our HPP segment. The $3.4 million increase in the Americas revenues for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 is primarily due to increased revenues by our TS segment of approximately $4.3 million, partially offset by decreased sales by our HPP segment of approximately $0.9 million. The $1.9 million decrease in Europe revenue is primarily due to decreased sales by our TS segment of $1.6 million for the six month period ended March 31, 2019 as compared to the prior fiscal year period. The $0.6 million increase in Asia is primarily the result of increased product sales by our HPP segment of approximately $0.6 million.

Gross Margins

     Our gross margin decreased by $251 thousand for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 as follows:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$1,739	48%	$2,301	54%	$(562)	(6)%
TS	6,356	20%	6,045	21%	311	(1)%
Total	$8,095	23%	$8,346	25%	$(251)	(2)%

The impact of product mix within our HPP segment on gross margin was as follows for the six months ended March 31, 2019 and 2018:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,246	40%	$1,163	38%	$83	2%
Services	493	93%	1,138	97%	(645)	(4)%
Total	$1,739	48%	$2,301	54%	$(562)	(6)%

The overall HPP segment gross margin as a percentage of sales decreased to 48% for the period from 54% in the same prior year period. The 6% decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in Multicomputer high margin royalty revenues.

The impact of product mix within our TS segment on gross margin was as follows for the six months ended March 31, 2019 and 2018:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$3,485	13%	$3,608	15%	$(123)	(2)%
Services	2,871	52%	2,437	56%	434	(4)%
Total	$6,356	20%	$6,045	21%	$311	(1)%

     The gross margin as a percentage of sales for TS segment product revenues decreased by 2% for the period primarily as a result of a decrease in gross margin sales for both our U.S. and U.K. divisions. The 4% decrease of gross margin as a percentage of the TS segment services sales is the result of decreased service margins in our U.S. division related to the mix of services provided.

Engineering and Development Expenses

Engineering and development expenses increased by $0.1 million to $1.53 million for the six months ended March 31, 2019 as compared to $1.46 million for the six months ended March 31, 2018. The current period expenses were primarily for product engineering expenses incurred in connection with the development of the new ARIA SDS cyber security products. The increased engineering and development expenses for the six month period ended March 31, 2019 as compared to the six month period ended March 31, 2018 is primarily attributed to an increase in engineering headcount related expenses.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31,
	2019	% of Total	2018	% of Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$2,133	29%	$2,283	30%	$(150)	(7)%
TS segment	5,192	71%	5,305	70%	(113)	(2)%
Total	$7,325	100%	$7,588	100%	$(263)	(3)%

SG&A expenses decreased by $0.3 million, or 3%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. The $0.2 million, or 7%, decrease in HPP segment expenses is primarily attributed to decreases in consulting and headcount related costs. The $0.1 million, or 2%, decrease in TS segment expenses is primarily attributed to a reduction in headcount in the U.K. division, partially offset by an increase in payroll expense the U.S. division.

Other Income/Expenses

The following table details other income (expense) for the six months ended March 31, 2019 and 2018:

	For the six months ended
	March 31, 2019	March 31, 2018	Increase (Decrease)
	(Amounts in thousands)
Interest expense	$(48)	$(36)	$(12)
Interest income	121	8	113
Foreign exchange gain (loss)	(30)	(112)	82
Other income, net	4	95	(91)
Total other income (expense), net	$47	$(45)	$92

The increase to other income (expense) for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 was primarily driven by the increase in interest income of approximately $113 thousand combined with the net change of approximately $82 thousand in the foreign exchange gain (loss) on foreign currency holdings, partially offset by a decrease in other income of approximately $91 thousand.

Income Taxes

The income tax benefit was $0.1 million for the six months ended March 31, 2018 compared to income tax expense of $1.0 million in the same period of 2018. The U.K. division did not have any tax expense in the second quarter of fiscal year 2019 due to its pension contribution and the utilization of a portion of its net tax operating loss.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company was required to recognize the effect of the Tax Act in the period of enactment, which was in the Company’s first quarter of fiscal 2018 that ended on December 31, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company's fiscal year ending September 30, 2018 was 24.3% based on a fiscal year blended rate calculation.

The income tax provision for the six months period is not comparable to the same period of the prior year due to the impact of the Tax Cuts and Jobs Act in the prior year, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which was sold in the fourth quarter of fiscal year 2018 and have been reflected as discontinued operations. See Note 12 of our Consolidated Financial Statements included in Item 1 for additional information.

	For the six months ended
	March 31, 2019	March 31, 2018
	(Amounts in thousands)
Revenues	$—	$10,747
Net loss from discontinued operations, net of tax	$—	$(57)

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $6.9 million to $18.2 million as of March 31, 2019 from $25.1 million as of September 30, 2018.

Our significant sources of cash for the six months ended March 31, 2019 included an increase in deferred revenue of $2.1 million, a decrease in inventories of $1.5 million, and a decrease in officer's life insurance receivable of $0.3 million.

Our significant uses of cash for the six months ended March 31, 2019 included an increase in accounts receivable of $3.3 million, a decrease in accounts payable and accrued expenses of $3.2 million, an increase in other current assets of $1.4 million, dividends paid of $1.2 million, and in increase in long term receivables of $0.9 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $10.8 million as of March 31, 2019 as compared to $9.9 million as of September 30, 2018. This cash is included in our total cash and cash equivalents reported above.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.           Exhibits

Number	Description

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (d) our Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2019 and 2018, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 8, 2019	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 8, 2019	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer

Exhibit Index

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018, (c) our Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (d) our Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2019 and 2018 (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 and (f) the Notes to such Consolidated Financial Statements.

*Filed Herewith