Form 10-Q
period 2019-06-30
CSP INC /MA/
filed 2019-08-07
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0‑10843

CSP Inc.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-2441294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Cabot Street - Suite 210, Lowell, MA	01854
(Address of principle executive offices)	(Zip Code)

(978)‑954‑5038

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSPI	Nasdaq Global Market

As of August 5, 2019, the registrant had 4,153,742 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,793	$25,107
Accounts receivable, net of allowances of $103 and $87	16,645	11,980
Unbilled accounts receivable	—	1,166
Investment in lease, net-current portion	301	246
Inventories	9,868	7,558
Refundable income taxes	962	480
Other current assets	3,719	1,878
Total current assets	48,288	48,415
Property, equipment and improvements, net	1,137	847

Other assets:
Intangibles, net	39	48
Investment in lease, net-less current portion	396	564
Long term receivable	956	—
Deferred income taxes	1,873	1,895
Cash surrender value of life insurance	3,688	3,441
Other assets	115	65
Total other assets	7,067	6,013
Total assets	$56,492	$55,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,021	$12,524
Deferred revenue	791	1,197
Pension and retirement plans	335	340
Total current liabilities	17,147	14,061
Pension and retirement plans	5,509	6,168
Income taxes payable	694	709
Other noncurrent liabilities	573	535
Total liabilities	23,923	21,473

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,136 and 4,017 shares, respectively	42	40
Additional paid-in capital	15,367	14,661
Retained earnings	28,203	29,926
Accumulated other comprehensive loss	(11,043)	(10,825)
Total shareholders’ equity	32,569	33,802
Total liabilities and shareholders’ equity	$56,492	$55,275

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Sales:
Product	$18,076	$16,080	$47,390	$43,798
Services	3,494	3,964	9,510	9,480
Total sales	21,570	20,044	56,900	53,278

Cost of sales:
Product	15,407	13,527	39,990	36,473
Services	1,324	1,306	3,976	3,247
Total cost of sales	16,731	14,833	43,966	39,720

Gross profit	4,839	5,211	12,934	13,558

Operating expenses:
Engineering and development	583	895	2,109	2,352
Selling, general and administrative	4,111	4,094	11,436	11,682
Total operating expenses	4,694	4,989	13,545	14,034

Operating income (loss)	145	222	(611)	(476)

Other income (expense):
Foreign exchange gain (loss)	8	420	(22)	308
Other income, net	53	38	130	105
Total other income	61	458	108	413
Income (loss) before income taxes	206	680	(503)	(63)
Income tax expense (benefit)	(326)	249	(466)	1,225
Net income (loss) from continuing operations	532	431	(37)	(1,288)
Net loss from discontinued operations, net of tax	—	(428)	—	(503)
Net income (loss)	$532	$3	$(37)	$(1,791)
Net income (loss) attributable to common stockholders	$509	$3	$(37)	$(1,791)

Net income (loss) from continuing operations per share – basic	$0.13	$0.11	$(0.01)	$(0.34)
Net loss from discontinued operations per share – basic	$—	$(0.11)	$—	$(0.13)
Net income (loss) per share – basic	$0.13	$—	$(0.01)	$(0.47)
Weighted average shares outstanding – basic	4,051	3,842	3,913	3,811

Net income (loss) from continuing operations per share – diluted	$0.12	$0.11	$(0.01)	$(0.34)
Net loss from discontinued operations per share – diluted	$—	$(0.11)	$—	$(0.13)
Net income (loss) per share – diluted	$0.12	$—	$(0.01)	$(0.47)
Weighted average shares outstanding – diluted	4,142	3,930	3,913	3,811

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net income (loss)	$532	$3	$(37)	$(1,791)
Other comprehensive income (loss):
Foreign currency translation loss adjustments	(220)	(325)	(218)	(415)
Other comprehensive loss	(220)	(325)	(218)	(415)
Total comprehensive income (loss)	$312	$(322)	$(255)	$(2,206)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and nine months ended June 30, 2019 and 2018:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675
Net income	—	—	—	532	—	532
Other comprehensive loss	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	202	—	—	202
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	2	—	—	—	—	—
Cash dividends paid on common stock ($0.15 per share)	—	—	—	(620)	—	(620)
Balance as of June 30, 2019	4,136	$42	$15,367	$28,203	$(11,043)	$32,569

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2018:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2018	4,006	$41	$14,116	$14,735	$(10,253)	$18,639
Net income	—	—	—	3	—	3
Other comprehensive loss	—	—	—	—	(325)	(325)
Stock-based compensation	—	—	190	—	—	190
Cash dividends paid on common stock ($0.11 per share)	—	—	—	(441)	—	(441)
Balance as of June 30, 2018	4,006	$41	$14,306	$14,297	$(10,578)	$18,066

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and nine months ended June 30, 2019 and 2018:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09 (see note 11)	—	—	—	158	—	158
Net loss	—	—	—	(37)	—	(37)
Other comprehensive loss	—	—	—	—	(218)	(218)
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	586	—	—	586
Restricted stock cancellation	(3)	—	—	—	—
Restricted stock issuance	108	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.45 per share)	—	—	—	(1,844)	—	(1,844)
Balance as of June 30, 2019	4,136	$42	$15,367	$28,203	$(11,043)	$32,569

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2018:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Net loss	—	—	—	(1,791)	—	(1,791)
Other comprehensive loss	—	—	—	—	(415)	(415)
Exercise of stock options	5	—	22	—	—	22
Stock-based compensation	—	—	489	—	—	489
Restricted stock cancellation	(13)	—	—	—	—	—
Restricted stock issuance	71	1	—	—	—	1
Issuance of shares under employee stock purchase plan	8	—	78	—	—	78
Cash dividends paid on common stock ($0.33 per share)	—	—	—	(1,319)	—	(1,319)
Balance as of June 30, 2018	4,006	$41	$14,306	$14,297	$(10,578)	$18,066

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30,	June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(37)	$(1,791)
Loss from discontinued operations, net of income tax benefit	—	(503)
Net loss from continuing operations	(37)	(1,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	309
Amortization of intangibles	9	89
Loss on sale of fixed assets, net	—	4
Foreign exchange loss (gain)	22	(308)
Non-cash changes in accounts receivable	17	3
Non-cash changes in inventories	368	381
Stock-based compensation expense on stock options and restricted stock awards	588	489
Deferred income taxes	(135)	596
Increase in cash surrender value of life insurance	(103)	(158)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,576)	3,913
Decrease in life insurance receivable	256	—
Increase in inventories	(2,683)	(4,050)
Increase in deferred costs	—	(14)
Increase in refundable income taxes	(377)	(725)
Increase in other current assets	(2,153)	(783)
Decrease in investment in lease	113	—
Increase in long term receivable	(956)	—
Increase in accounts payable and accrued expenses	3,527	195
Increase (decrease) in deferred revenue	(195)	828
Decrease in pension and retirement plans liabilities	(552)	(80)
(Decrease) increase in income taxes payable	(13)	481
Increase in other long term liabilities	242	7
Net cash used in operating activities of continuing operations	(5,338)	(111)
Net cash provided by operating activities of discontinued operations	—	1,126
Net cash provided by (used in) operating activities	(5,338)	1,015

Cash flows used in investing activities:
Life insurance premiums paid	(144)	(150)
Purchases of property, equipment and improvements	(590)	(262)
Net cash used in investing activities of continuing operations	(734)	(412)
Net cash used in investing activities of discontinued operations	—	(154)
Net cash used in investing activities	(734)	(566)

Cash flows used in financing activities:
Dividends paid	(1,844)	(1,319)
Principal payments on capital leases	(206)	—
Proceeds from issuance of shares under equity compensation plans	120	100
Net cash used in financing activities	(1,930)	(1,219)
Effects of exchange rate on cash	(312)	(165)
Net decrease in cash and cash equivalents	(8,314)	(935)
Cash and cash equivalents of continuing operations, beginning of period	25,107	10,421
Cash and cash equivalents of discontinued operations, beginning of period	—	3,464
Cash and cash equivalents, beginning of period	25,107	13,885
Cash and cash equivalents, end of period	16,793	12,950
Less: Cash and cash equivalents of discontinued operations at end of period	—	2,535
Cash and cash equivalents of continuing operations at end of period	$16,793	$10,415
Supplementary cash flow information:
Cash paid for income taxes	$47	$878
Cash paid for interest	$68	$72
Supplementary non-cash financing and investing activities:
Non-cash purchases of property and equipment	$15	$—

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2018.

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

3.            Revenue

Effective October 1, 2018, the Company adopted ASU No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. See Note 11 for effects of initial adoption. The following reflects the accounting policy change for revenue starting on the date of adoption:

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

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, professional services, third-party service contracts, maintenance contracts, managed services, and financing of hardware and software. Financing revenue is recognized in accordance with ASC 840, Leases. Financing revenue is recorded in revenue as equipment leasing and is part of the Company’s operations.

Third-party service contracts are evaluated to determine whether such service revenue should be recorded as gross sales or net and whether over time or at point in time.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$1,592	$720	$15,731	$16,451	$18,043
Service	548	109	2,837	2,946	3,494
Finance *	—	—	33	33	33
Total sales	$2,140	$829	$18,601	$19,430	$21,570

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$4,700	$4,340	$38,244	$42,584	$47,284
Service	1,080	274	8,156	8,430	9,510
Finance *	—	—	106	106	106
Total sales	$5,780	$4,614	$46,506	$51,120	$56,900

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.6 million and $1.1 million as of June 30, 2019 and October 1, 2018, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of June 30, 2019 and October 1, 2018. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $0.8 million and $0.9 million as of June 30, 2019 and October 1, 2018, respectively.  The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. There were no non-current contract liabilities as of June 30, 2019 and October 1, 2018. Revenue recognized for the nine months ended June 30, 2019 that was included in contract liabilities as of the beginning of the period was $0.7 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340‑40‑25‑4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets for the periods ended June 30, 2019 and September 30, 2018. The portion of current capitalized costs was $54 thousand and $71 thousand as of June 30, 2019 and October 1, 2018, respectively. There are no non-current capitalized costs on the consolidated balance sheets. The amount of incremental costs amortized for the three months ended June 30, 2019 and nine months ended  June 30, 2019 was $66 thousand and $174 thousand, respectively, which is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and nine months ended June 30, 2019.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the account other current assets on the consolidated balance sheets. The portion of current capitalized costs was $48 thousand and $60 thousand as of June 30, 2019 and October 1, 2018, respectively. There are no non-current capitalized fulfillment costs on the consolidated balance sheets. The amount of fulfillment costs amortized for the three and nine months ended June 30, 2019 was $1 thousand and $9 thousand, respectively, which is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

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

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019 is mainly related to managed service contracts and is set forth in the table below:

(Amounts in thousands)
Remainder of fiscal 2019	$583
Fiscal 2020	1,907
Fiscal 2021	973
Fiscal 2022	173
Fiscal 2023 and after	60
$3,696

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Amounts in thousands except per share data)
Income (loss) from continuing operations	$532	$431	$(37)	$(1,288)
Loss from discontinued operations	—	(428)	—	(503)
Net income (loss)	532	3	(37)	(1,791)
Less: net income attributable to nonvested common stock	23	—	—	—
Net income (loss) attributable to common stockholders	$509	$3	$(37)	$(1,791)

Weighted average total shares outstanding – basic	4,244	4,006	3,913	3,811
Less: weighted average non–vested shares outstanding	193	164	—	—
Weighted average number of common shares outstanding – basic	4,051	3,842	3,913	3,811
Potential common shares from non–vested stock awards and the assumed exercise of stock options	91	88	—	—
Weighted average common shares outstanding – diluted	4,142	3,930	3,913	3,811

Net income (loss) from continuing operations per share – basic	$0.13	$0.11	$(0.01)	$(0.34)
Net loss from discontinued operations per share – basic	$—	$(0.11)	$—	$(0.13)
Net income (loss) share – basic	$0.13	$—	$(0.01)	$(0.47)

Net income (loss) from continuing operations per share – diluted	$0.12	$0.11	$(0.01)	$(0.34)
Net loss from discontinued operations per share – diluted	$—	$(0.11)	$—	$(0.13)
Net income (loss) per share – diluted	$0.12	$—	$(0.01)	$(0.47)

Non-vested restricted stock awards of 176,000 shares were excluded from the diluted loss per share calculation for the nine months ended June 30, 2019, as there was a net loss and their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 168,000 shares were excluded from the diluted loss per share calculation for the nine months ended June 30, 2018, as there was a net loss and their inclusion would have been anti-dilutive.

5.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2019	2018
	(Amounts in thousands)
Raw materials	$987	$1,098
Work-in-process	234	226
Finished goods	8,647	6,234
Total	$9,868	$7,558

Finished goods includes inventory that has been shipped, but for which all revenue recognition criteria has not been met, of approximately $0.8 million and $0.7 million as of June 30, 2019 and September 30, 2018, respectively.

Total inventory balances in the table above are shown net of reserves for obsolescence of approximately $3.7 million and $3.3 million as of June 30, 2019 and September 30, 2018, respectively.

6.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2019	2018
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,564)	$(4,346)
Cumulative unrealized loss on pension liability	(6,479)	(6,479)
Accumulated other comprehensive loss	$(11,043)	$(10,825)

7.            Income Taxes

The income tax benefit was $326 thousand for the three months ended June 30, 2019 compared to an income tax expense of $249 thousand in the same period of 2018. The income tax benefit for the nine months ended June 30, 2019 was $466 thousand and tax expense for the same period of the prior year was $1.2 million primarily due to the enactment of the Tax Cuts and Jobs Act. The U.K. did not have any income tax expense in the three or nine-month periods of fiscal year 2019 due to benefits from the pension contribution and utilization of a small portion of its net tax operating loss.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

8.            Pension and Retirement Plans

The Company’s continuing operations has defined benefit and defined contribution plans in the U.K. and in the U.S. The Company’s discontinued operations had a defined benefit and defined contribution plan in Germany, which was assumed by Reply AG in its acquisition of the Company’s operations in Germany (see Note 12 below). In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S. All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

The Company’s pension plan in the U.K. is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended June 30,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$91	$6	$97	$93	$7	$100
Expected return on plan assets	(76)	—	(76)	(77)	—	(77)
Amortization of:
Amortization of net gain (loss)	37	(1)	36	45	(1)	44
Net periodic benefit cost from continuing operations	52	5	57	61	6	67
Net periodic benefit cost from discontinued operations	—	—	—	52	—	52
Net periodic benefit cost	$52	$5	$57	$113	$6	$119

Post Retirement:
Service cost	$—	$14	$14	$—	$10	$10
Interest cost	—	9	9	—	12	12
Amortization of net loss	—	(4)	(4)	—	(4)	(4)
Net periodic cost	$—	$19	$19	$—	$18	$18

	Nine Months Ended June 30,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$274	$18	$292	$280	$20	$300
Expected return on plan assets	(231)	—	(231)	(231)	—	(231)
Amortization of net gain (loss)	113	(3)	110	133	(1)	132
Net periodic benefit cost from continuing operations	156	15	171	182	19	201
Net periodic benefit cost from discontinued operations	—	—	—	158	—	158
Net periodic benefit cost	$156	$15	$171	$340	$19	$359

Post Retirement:
Service cost	$—	$31	$31	$—	$32	$32
Interest cost	—	35	35	—	35	35
Amortization of net loss	—	(13)	(13)	—	(14)	(14)
Net periodic cost	$—	$53	$53	$—	$53	$53

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2019				September 30, 2018
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$369	$369	$—	$—	$36	$36	$—	$—
Pooled funds	8,204	8,204	—	—	8,234	8,234	—	—
Total plan assets	$8,573	$8,573	$—	$—	$8,270	$8,270	$—	$—

9.            Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2019 and June 30, 2018.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$1,592	$720	$15,764	$16,484	$18,076
Service	548	109	2,837	2,946	3,494
Total sales	2,140	829	18,601	19,430	21,570
Income (loss) from operations	(484)	(25)	654	629	145
Total assets	12,287	12,540	31,665	44,205	56,492
Capital expenditures	39	—	283	283	322
Depreciation and amortization	58	—	45	45	103

2018
Sales:
Product	$1,665	$1,978	$12,437	$14,415	$16,080
Service	1,422	232	2,310	2,542	3,964
Total sales	3,087	2,210	14,747	16,957	20,044
Income (loss) from operations	(43)	14	251	265	222
Assets from continuing operations	15,018	4,769	22,908	27,677	42,695
Assets from discontinued operations	—	—	—	—	16,263
Total assets	15,018	4,769	22,908	27,677	58,958
Capital expenditures	34	—	52	52	86
Depreciation and amortization	75	1	71	72	147

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$4,700	$4,340	$38,350	$42,690	$47,390
Service	1,080	274	8,156	8,430	9,510
Total sales	5,780	4,614	46,506	51,120	56,900
Income (loss) from operations	(2,404)	107	1,686	1,793	(611)
Total assets	12,287	12,540	31,665	44,205	56,492
Capital expenditures	279	—	311	311	590
Depreciation and amortization	166	3	140	143	309

2018
Sales:
Product	$4,752	$5,276	$33,770	$39,046	$43,798
Service	2,600	512	6,368	6,880	9,480
Total sales	7,352	5,788	40,138	45,926	53,278
Income (loss) from operations	(1,482)	(77)	1,083	1,006	(476)
Assets from continuing operations	15,018	4,769	22,908	27,677	42,695
Assets from discontinued operations	—	—	—	—	16,263
Total assets	15,018	4,769	22,908	27,677	58,958
Capital expenditures	80	—	182	182	262
Depreciation and amortization	188	3	207	210	398

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense. Non-operating charges/income consists principally of investment income and interest expense. All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues from continuing operations for three and nine months ended June 30, 2019.

	For the three months ended June 30,				For the nine months ended June 30,
	2019		2018		2019		2018
		% of		% of
	Customer	Total	Customer	Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
	(Dollar amounts in millions)
Customer A	$1.9	9%	$1.6	8%	$3.4	6%	$5.5	10%
Customer B	$3.0	14%	$0.4	2%	$5.0	9%	$0.4	1%

Accounts receivable from Customers A and B were less than 10% of total consolidated accounts receivable as of June 30, 2019 and September 30, 2018.  There were no customers that were 10% or more of total consolidated accounts receivable as of June 30, 2019. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of June 30, 2019.

10.          Dividends

On December 27, 2018, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on January 22, 2019 to shareholders of record as of January 7, 2019, the record date.

On February 12, 2019, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on March 14, 2019 to shareholders of record as of February 28, 2019, the record date.

On May 8, 2019, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on June 14, 2019 to shareholders of record as of May 31, 2019, the record date.

11.          Recent Accounting Pronouncements

Accounting standards recently adopted

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (ASC 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was adopted by the Company effective October 1, 2018 using the modified retrospective approach only to contracts that were not completed as of adoption date. The Company recognized the cumulative effect of initial application as an adjustment to the opening balance of retained earnings. This resulted in an increase of $158 thousand to retained earnings as of October 1, 2018. This was primarily due to revenue related to customer support in the HPP segment no longer being deferred, which resulted in a decrease of deferred revenue as part of the cumulative effect. Additionally, revenue from software sales is no longer being deferred under ASC 606 as recognition is now when control transfers to the customer. There were no previous period financial statement adjustments.

The effects of ASC 606 adoption for the Company for the condensed consolidated statements of operations and balance sheet are as follows:

	Three months ended June 30, 2019
	(Amounts in thousands, except per share amounts)
		Balances	Effect of
		without	change
	As	adoption of	Higher/
	Reported	ASC 606	(Lower)
Total sales	$21,570	$21,071	$499
Total cost of sales	16,731	16,284	447
Gross profit	4,839	4,787	52
Operating income	145	93	52
Income tax benefit	(326)	(351)	25
Net income	532	505	27
Net income attributable to common stockholders	$509	$505	$4
Basic earnings per share	$0.13	$0.13	$—
Diluted earnings per share	$0.12	$0.12	$—

	Nine months ended June 30, 2019
	(Amounts in thousands, except per share amounts)
		Balances	Effect of
		without	change
	As	adoption of	Higher/
	Reported	ASC 606	(Lower)
Total sales	$56,900	$56,302	$598
Total cost of sales	43,966	43,387	579
Gross profit	12,934	12,915	19
Operating loss	(611)	(630)	19
Income tax benefit	(466)	(484)	18
Net loss	(37)	(38)	1
Net loss attributable to common stockholders	$(37)	$(38)	$1
Basic earnings per share	$(0.01)	$(0.01)	$—
Diluted earnings per share	$(0.01)	$(0.01)	$—

	As of June 30, 2019
	(Amounts in thousands)
		Balances	Effect of
		without	change
	As	adoption of	Higher/
	Reported	ASC 606	(Lower)
Assets:
Accounts receivable	$16,645	$16,475	$170
Unbilled accounts receivable	—	588	(588)
Inventories	9,868	10,639	(771)
Other current assets	3,719	3,125	594
Deferred tax asset	1,873	1,914	(41)
Liabilities:
Deferred revenue	$791	$1,586	$(795)
Shareholders' Equity:
Retained Earnings	$28,203	$28,044	$159

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016‑16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017‑01, Business Combinations Clarifying the Definition of a Business (Topic 805) (“ASU No. 2017‑01”). ASU 2017‑01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017‑01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017‑01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017‑07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. This ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Beginning October 1, 2018, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

New accounting standards not adopted as of June 30, 2019

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on October 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted. The Company is evaluating the effect that ASU 2016‑02 will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018‑02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect that ASU 2018‑02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. Under this ASU companies will no longer be required to value non-employee awards differently from employee awards, but the accounting remains different for attribution and a contractual term election for valuing nonemployee equity share options. Equity-classified awards to nonemployees will now be measured at the grant date using fair value of the equity instruments the company is obligated to issue and recognition is associated with the probable outcome. Awards are subsequently measured using stock compensation guidance unless they are modified after the nonemployee stops providing goods or services. Existing disclosure requirements within the stock compensation guidance also apply to nonemployee awards. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company is evaluating the effect that ASU 2018‑07 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018‑14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715‑20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods beginning after December 15, 2020. The Company is evaluating the effect that ASU 2018‑14 will have on its consolidated financial statements and related disclosures.

12.          Discontinued Operations of TS Segment

On July 31, 2018, CSPi LTD, a wholly owned indirect subsidiary of the Company, completed its sale of all of the outstanding stock of Modcomp GmbH, to Reply AG, an affiliate of Reply SpA, a holding company for a worldwide group of companies, pursuant to the terms of a Share Purchase and Assignment Agreement (the “Share Purchase Agreement”) dated June 27, 2018. Modcomp GmbH, dba CSPI GmbH, through itself and its wholly owned subsidiaries, provided managed security services to customers primarily in Germany.

Upon the closing of the Share Purchase Agreement, Reply AG paid to CSPI total cash at closing of approximately $14.4 million, which consisted of the original purchase price of $11.7 million plus an adjustment at closing for Net Cash (as defined in the Share Purchase Agreement) of approximately $2.7 million. An additional €400 thousand is included in escrow and will be recorded if and when received by the Company. Accordingly, CSPi determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in U.S. GAAP in the year ended September 30, 2018. The gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million. No income taxes were provided as the transaction was a tax-free exchange in the U.K. As such, Modcomp GmbH’s results have been recorded as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations for all periods presented.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of discontinued operations for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Sales	$—	$5,681	$—	$16,428
Cost of sales	—	5,150	—	14,180
Gross profit	—	531	—	2,248
Selling, general and administrative expenses	—	922	—	2,656
Operating loss	—	(391)	—	(408)
Other income (expenses)	—	(36)	—	(95)
Loss before income taxes	—	(427)	—	(503)
Income tax expense	—	1	—	—
Loss from discontinued operations, net of tax	$—	$(428)	$—	$(503)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2018. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent sale of our German operations in our TS segment, and the recent changes in the U.S. Tax laws. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2018.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2018 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to adoption of ASU No. 2014‑09, Revenue from Contracts with Customers (ASC 606), our revenue recognition policy has changed effective October 1, 2018 and is included in Note 3 of our unaudited consolidated financial statements included in Item 1 to the Quarterly Report on Form 10‑Q. See Note 11 of our unaudited consolidated financial statements included in Item 1 for effects of initial adoption and Note 3 of our unaudited consolidated financial statements included in Item 1 for further details on our revenue recognition policy.

Discontinued Operations

On July 31, 2018, we completed the sale of all of the outstanding stock of our Germany division of our TS segment. The one time gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million. No income taxes were provided as the transaction was a tax-free exchange in the U.K. The Modcomp GmbH’s results have been recorded as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Results of Continuing Operations

Overview of the three months ended June 30, 2019

Our revenues increased by approximately $1.6 million, or 8%, to $21.6 million for the three months ended June 30, 2019 as compared to $20.0 million for the three months ended June 30, 2018. The increase in revenue is the result of an increase of $2.5 million in our TS segment, offset with a $0.9 million decrease in our HPP segment. Our gross margin percentage decreased to 22% of revenues for the three months ended June 30, 2019 from 26% for the three months ended June 30, 2018. Operating income decreased by approximately $0.1 million from operating income of $0.2 million for the three months ended June 30, 2018 to operating income of $0.1 million for the three months ended June 30, 2019, primarily as a result decrease in gross margin percentage as a percent of revenue partially offset by a decrease in engineering and development expenses of $0.3 million. The decrease in operating expenses was primarily the result of $0.2 million decrease in our HPP segment. Our provision for income tax was a tax benefit of $326 thousand for the three months ended June 30, 2019 as compared to a tax expense of $249 thousand for the three months ended June 30, 2018. The effective tax benefit rate for the current quarter is 158%. The high effective tax rate was due in part to no tax expense recorded for U.K. income due to a large pension contribution, adjustments of taxes payable and reconciliation of tax provision to the prior year tax returns and the benefit of the research and development credit.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

		%		%
	June 30, 2019	of sales	June 30, 2018	of sales
	(Dollar amounts in thousands)
Sales	$21,570	100%	$20,044	100%
Costs and expenses:
Cost of sales	16,731	77%	14,833	74%
Engineering and development	583	3%	895	5%
Selling, general and administrative	4,111	19%	4,094	20%
Total costs and expenses	21,425	99%	19,822	99%
Operating income	145	1%	222	1%
Other income (expense)	61	—%	458	2%
Income before income taxes	206	1%	680	3%
Income tax expense (benefit)	(326)	(2)%	249	1%
Net income from continuing operations	532	3%	431	2%
Net loss from discontinued operations	—	—%	(428)	(2)%
Net income	$532	3%	$3	—%

Revenues

Our revenues increased by approximately $1.6 million to $21.6 million for the three months ended June 30, 2019 as compared to $20.0 million of revenues for the three months ended June 30, 2018. TS segment revenues increased by $2.5 million, and HPP segment revenues decreased by $0.9 million.

HPP segment revenue change was as follows for the three months ended June 30, 2019 and 2018:

			Decrease
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$1,592	$1,665	$(73)	(4)%
Services	548	1,422	(874)	(61)%
Total	$2,140	$3,087	$(947)	(31)%

The HPP product revenues for the three months ended June 30, 2019 of $1.6 million, decreased by $0.1 million from $1.7 million for the three months ended June 30, 2018, primarily as a result of a decrease in Myricom product sales. The decrease in HPP services revenues of $0.9 million is primarily attributed to a $0.8 million decrease in royalties on high-speed processing boards related to the E2D program shipped for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

TS segment revenue change was as follows for the three months ended June 30, 2019 and June 30, 2018:

			Increase
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$16,484	$14,415	$2,069	14%
Services	2,946	2,542	404	16%
Total	$19,430	$16,957	$2,473	15%

The increase in TS segment product revenues of $2.1 million during the period was primarily the result of an increase in product revenues of $3.3 million in our U.S. division, partially offset by a $1.2 million decrease of product revenue in our U.K. division. The $3.3 million increase in the U.S. division was primarily the result of increased product sales to one major customer. The $1.2 million decrease in the U.K. division product revenues was primarily the result of several large orders in the prior year that were not repeated in the current year. There was an increase in TS segment service revenues of $0.4 million during the period. This was primarily due to a $0.5 million increase in the U.S. division service revenues partially offset by a $0.1 million decrease in the U.K. division. The U.S. division service revenues $0.5 million increase was substantially the result of a $0.2 million increase in managed service contracts, an increase in third party maintenance and services revenues of $0.6 million, partially offset by a $0.3 million decrease in internal services.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2019 and June 30, 2018:

					Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$19,606	91%	$16,586	83%	$3,020	18%
Europe	1,033	5%	3,310	16%	(2,277)	(69)%
Asia	931	4%	148	1%	783	529%
Totals	$21,570	100%	$20,044	100%	$1,526	8%

The $3.0 million increase in revenue to the Americas is primarily the result of increased sales by our TS segment of $4.5 million partially offset by decreased sales by our HPP segment of $1.5 million. The $2.3 million decrease in revenue to Europe is primarily the result of decreased sales by our TS segment of $2.2 million. The $0.8 million increase in revenue to Asia is primarily the result of increased sales by our HPP segment of Myricom product to a major customer.

Gross Margins

Our gross margin ("GM") decreased by $0.4 million to $4.8 million for the three months ended June 30, 2019 as compared to a gross margin of approximately $5.2 million for the three months ended June 30, 2018. The GM as a percentage of revenue decreased to 22% for the three months ended June 30, 2019, from 26% for the three months ended June 30, 2018.

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
HPP	$1,207	56%	$2,116	69%	$(909)	(13)%
TS	3,632	19%	3,095	18%	537	1%
Total	$4,839	22%	$5,211	26%	$(372)	(4)%

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$678	43%	$740	44%	$(62)	(1)%
Services	529	97%	1,376	97%	(847)	—%
Total	$1,207	56%	$2,116	69%	$(909)	(13)%

The overall HPP segment gross margin as a percentage of sales decreased to 56% for the three months ended June 30, 2019 from 69% for the three months ended June 30, 2018. The 13%  decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a $0.8 million decrease in high margin royalty revenues within the overall product mix.

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,994	12%	$1,813	13%	$181	(1)%
Services	1,638	56%	1,282	50%	356	6%
Total	$3,632	19%	$3,095	18%	$537	1%

The overall TS segment gross margin as a percentage of sales increased to 19% for the three month period ended June 30, 2019 from 18% for the three month period ended June 30, 2018. The overall TS segment gross margin as a percentage of sales increase was primarily due to an increased margin as a percentage of sales in services for both the U.S. and U.K division partially offset by a decreased margin as a percentage of sales in products in the U.S. and U.K. division.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased by $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2019. The decline was attributed to a reduction in contract labor required last year to help in building out the foundation of the ARIA software platform and a recovery of consulting expense where the service was not completed. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30,
		% of		% of	$ Increase	% Increase
	2019	Total	2018	Total	(Decrease)	(Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$1,109	27%	$1,264	31%	$(155)	(12)%
TS segment	3,002	73%	2,830	69%	172	6%
Total	$4,111	100%	$4,094	100%	$17	—%

SG&A expenses remained relatively unchanged for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease in HPP segment SG&A expenses of $0.2 million was primarily due to decreases in legal, audit and consulting related expenses. The $0.2 million increase in TS segment SG&A expenses was primarily the result of an increase in variable compensation of $0.4 million in the U.S. division partially offset by a decreased headcount in the U.K. division resulting in a decrease of $0.2 million payroll expense.

Other Income/Expenses

The following table details other income (expense) for the three months ended June 30, 2019 and 2018:

	For the three months ended
			Increase
	June 30, 2019	June 30, 2018	(Decrease)
	(Amounts in thousands)
Interest expense	$(26)	$(24)	$(2)
Interest income	79	4	75
Foreign exchange gain	8	421	(413)
Other income, net	—	57	(57)
Total other income (expense), net	$61	$458	$(397)

The decrease in other income (expense) of $397 thousand for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily driven by a decrease in the foreign exchange gain.

Income Taxes

Our provision for income tax was a tax benefit of $326 thousand for the three months ended June 30, 2019 as compared to a tax expense of $249 thousand for the three months ended June 30, 2018. The effective tax benefit rate for the current quarter is 158%. The high effective tax benefit rate was due in part to no tax expense recorded for U.K. income due to a large pension contribution, adjustments of  taxes payable and reconciliation of tax provision to the  prior year tax returns and the benefit of the research and development credit.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations. See Note 12 for additional information.

	For the three months ended
	June 30, 2019	June 30, 2018
	(Amounts in thousands)
Revenues	$—	$5,681
Income from discontinued operations, net of tax	$—	$(428)

Overview of the nine months ended June 30, 2019

Our revenues increased by approximately $3.6 million, or 7%, to $56.9 million for the nine months ended June 30, 2019 as compared to $53.3 million for the nine months ended June 30, 2018. The increase in overall revenue for the nine month period ended June 30, 2019 as compared to the prior fiscal year nine month period was substantially the result of an approximately $5.2 million increase in our TS segment revenue, partially offset by an approximately $1.6 million decrease in our HPP segment revenue. The TS segment revenue for the nine month period ended June 30, 2019 was primarily impacted by the fulfillment of several large product orders in the U.S. division and increased volume in services revenue. The HPP segment revenue for the nine month period ended June 30, 2019 was primarily impacted by lower royalties recognized of approximately $1.4 million on high-speed processing boards during the nine months ended June 30, 2019 as compared to the nine month period ended June 30, 2018.  Our overall gross margin percentage decreased to 23% of revenue for the nine month period ended June 30, 2019 from 25% of revenues for the nine months ended June 30, 2018. Our operating loss increased by approximately $0.1 million resulting in an operating loss of $0.6 million for the nine month period ended June 30, 2019 as compared to operating loss of $0.5 million for the nine months ended June 30, 2018,  primarily as a result of decreased gross margin partially offset by a decrease in engineering expenses of approximately $0.3 million and a decrease in selling and marketing expenses of $0.2 million for the nine month period ended June 30, 2019 as compared to the prior year period. Our income tax expense decreased by approximately $1.7 million to an income tax benefit of $0.5 million for the nine months ended June 30, 2019. The income tax provision for the nine month period is not comparable to the same period of the prior year due to the impact of the Tax Cuts and Jobs Act in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended:

		%		%
	June 30, 2019	of sales	June 30, 2018	of sales
	(Dollar amounts in thousands)
Sales	$56,900	100%	$53,278	100%
Costs and expenses:
Cost of sales	43,966	77%	39,720	75%
Engineering and development	2,109	4%	2,352	4%
Selling, general and administrative	11,436	20%	11,682	22%
Total costs and expenses	57,511	101%	53,754	101%
Operating loss	(611)	(1)%	(476)	(1)%
Other income (expense)	108	—%	413	1%
Loss before income taxes	(503)	(1)%	(63)	—%
Income tax expense (benefit)	(466)	(1)%	1,225	2%
Net loss from continuing operations	(37)	—%	(1,288)	(2)%
Net loss from discontinued operations	—	—%	(503)	(1)%
Net loss	$(37)	—%	$(1,791)	(3)%

Revenues

Our total revenues increased by approximately $3.6 million to $56.9 million for the nine months ended June 30, 2019 as compared to $53.3 million of revenues for the nine months ended June 30, 2018.

HPP segment revenue was as follows for the nine months ended June 30, 2019 and 2018:

			Decrease
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$4,700	$4,752	$(52)	(1)%
Services	1,080	2,600	(1,520)	(58)%
Total	$5,780	$7,352	$(1,572)	(21)%

The HPP product revenues were relatively unchanged at approximately $4.7 million for the nine month periods ended June 30, 2019 and 2018. The decrease in HPP services revenues of approximately $1.5 million for the period was primarily the result of a decrease in royalty revenues on high-speed processing boards related to the E2D program during the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018.

TS segment revenue was as follows for the nine months ended June 30, 2019 and 2018:

			Increase
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$42,690	$39,046	$3,644	9%
Services	8,430	6,880	1,550	23%
Total	$51,120	$45,926	$5,194	11%

The increase in TS segment product revenues of $3.6 million during the period was the result of an increase in product revenues of $4.6 million in our U.S. division partially offset by a $1.0 million decrease in our U.K division. The $4.6 million increase in the U.S. division product revenues was the result of several completed large product orders and the $1.0 million decrease in the U.K. was due to sales to one customer that did not reoccur in the current year period. The increase in TS segment service revenues of $1.6 million during the period was primarily the result of an increase of $1.8 million in our U.S. division, comprised of a $1.0 million increase in third party service revenues, a $0.9 million increase in third party maintenance revenues, and a $0.6 million increase in managed service contract revenues, partially offset by a decrease of $0.7 million in internal services. The TS segment increase in service revenue was also partially offset by a $0.2 million decrease in the U.K. division.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2019 and 2018:

					Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$51,442	90%	$45,026	85%	$6,416	14%
Europe	3,276	6%	7,442	14%	(4,166)	(56)%
Asia	2,182	4%	810	1%	1,372	169%
Totals	$56,900	100%	$53,278	100%	$3,622	7%

The $6.4 million increase in the Americas revenues for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 is primarily due to increased revenues by our TS segment of approximately $8.9 million, partially offset by decreased sales by our HPP segment of approximately $2.5 million. The $4.2 million decrease in Europe revenue is primarily due to decreased sales by our TS segment of $3.8 million for the nine month period ended June 30, 2019 as compared to the prior fiscal year period. The $1.4 million increase in Asia is primarily the result of increased product sales by our HPP segment of approximately $1.2 million.

Gross Margins

Our gross margin decreased by $624 thousand for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 as follows:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
HPP	$2,946	51%	$4,417	60%	$(1,471)	(9)%
TS	9,988	20%	9,141	20%	847	—%
Total	$12,934	23%	$13,558	25%	$(624)	(2)%

The impact of product mix within our HPP segment on gross margin was as follows for the nine months ended June 30, 2019 and 2018:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,924	41%	$1,903	40%	$21	1%
Services	1,022	95%	2,514	97%	(1,492)	(2)%
Total	$2,946	51%	$4,417	60%	$(1,471)	(9)%

The overall HPP segment gross margin as a percentage of sales decreased to 51% for the period from 60% in the same prior year period. The 9%  decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to a decrease in Multicomputer high margin royalty revenues.

The impact of product mix within our TS segment on gross margin was as follows for the nine months ended June 30, 2019 and 2018:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$5,479	13%	$5,422	14%	$57	(1)%
Services	4,509	53%	3,719	54%	790	(1)%
Total	$9,988	20%	$9,141	20%	$847	—%

The gross margin as a percentage of total sales for TS segment revenues remained relatively the same for the nine months ended June 30, 2019 when compared to the nine months ended June 30, 2018.  The 1% decrease of gross margin as a percentage of the TS segment services sales is the result of decreased service margins in our U.S. division related to the mix of services provided. The 1% decrease of gross margin as a percentage of the TS segment product sales is the result of decreased product margins in our U.S. division related to the mix of products sold.

Engineering and Development Expenses

Engineering and development expenses decreased by approximately $0.3 million to $2.1 million for the nine months ended June 30, 2019 as compared to $2.4 million for the nine months ended June 30, 2018.  The decline was attributed to a reduction in contract labor required last year to help in building out the foundation of the ARIA software platform and a recovery of consulting expense where the service was not completed.  The current period expenses were primarily for product engineering expenses incurred in connection with continued the development of the ARIA SDS cyber security products. The decreased engineering and development expenses for the nine month period ended June 30, 2019 as compared to the nine month period ended June 30, 2018 is primarily attributed to a decrease in engineering consulting expenses.

Selling, General and Administrative Expenses

The following table details our SG&A expense by operating segment for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30,
		% of		% of	$ Increase	% Increase
	2019	Total	2018	Total	(Decrease)	(Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
HPP segment	$3,242	28%	$3,547	30%	$(305)	(9)%
TS segment	8,194	72%	8,135	70%	59	1%
Total	$11,436	100%	$11,682	100%	$(246)	(2)%

SG&A expenses decreased by approximately $0.2 million, or 2%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. The $0.3 million, or 9%, decrease in HPP segment expenses is primarily attributed to decreases in legal, audit and consulting costs. The $0.1 million, or 1%,  increase in TS segment expenses is primarily due to an increase in payroll expense in the U.S. division, partially offset by a reduction in headcount in the U.K. division.

Other Income/Expenses

The following table details other income (expense) for the nine months ended June 30, 2019 and 2018:

	For the nine months ended
			Increase
	June 30, 2019	June 30, 2018	(Decrease)
	(Amounts in thousands)
Interest expense	$(74)	$(60)	$(14)
Interest income	200	12	188
Foreign exchange gain (loss)	(22)	308	(330)
Other income, net	4	153	(149)
Total other income (expense), net	$108	$413	$(305)

The $305 thousand decrease to other income (expense) for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 was primarily driven by a decrease in foreign exchange gain (loss) of $330 thousand, a decrease in other income of $149 thousand, partially offset by an increase of $188 thousand of interest income consisting of investment income and financing income from non-lease sales.

Income Taxes

The income tax benefit was $0.5 million for the nine months ended June 30, 2019 compared to an income tax expense of $1.2 million in the same period of 2018.  The U.S. benefited from adjustments of taxes payable and reconciliation of tax provision to the prior year tax returns and the benefit of the research and development credit. The U.K. division was profitable but did not have any tax expense due to its pension contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company was required to recognize the effect of the Tax Act in the period of enactment, which was in the Company’s first quarter of fiscal 2018 that ended on December 31, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company’s fiscal year ending September 30, 2018 was 24.3% based on a fiscal year blended rate calculation.

The income tax provision for the nine month period is not comparable to the same period of the prior year due to the impact of the Tax Cuts and Jobs Act in the prior year, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Results of Discontinued Operations

The following table is a summary of the operating results of the Germany division of our TS segment which was sold in the fourth quarter of fiscal year 2018 and have been reflected as discontinued operations. See Note 12 of our Consolidated Financial Statements included in Item 1 for additional information.

	For the nine months ended
	June 30, 2019	June 30, 2018
	(Amounts in thousands)
Revenues	$—	$16,428
Net loss from discontinued operations, net of tax	$—	$(503)

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $8.3 million to $16.8 million as of June 30, 2019 from $25.1 million as of September 30, 2018.

Our significant sources of cash for the nine months ended June 30, 2019 included an increase in accounts payable and accrued expenses of $3.5 million, an increase in other long term liabilities of $0.3 million, and a decrease in investment in lease of $0.1 million.

Our significant uses of cash for the nine months ended June 30, 2019 included an increase in accounts receivable of $3.6 million, an increase in inventories of $2.7 million, an increase in other current assets of $2.2 million, dividends paid of $1.8 million, and in increase in long term receivables of $1.0 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $10.5 million as of June 30, 2019, which consists of 2.8 million euros, 0.3 million British Pounds, and 7.1 million U.S. Dollars. Cash was $9.9 million as of September 30, 2018. This cash is included in our total cash and cash equivalents reported above.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents which includes the remaining cash generated from the sale of our German operations in the fourth quarter of fiscal 2018 and the cash generated from operations, and availability on our lines of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the nine months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2019 and 2018, (c) our Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended June 31, 2019 and 2018, (d) our Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2019 and 2018, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 7, 2019	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 7, 2019	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer