Form 10-K
period 2019-09-30
CSP INC /MA/
filed 2019-12-10
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000‑10843

CSP Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04‑2441294
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Cabot Street, Lowell, Massachusetts 01854

(Address of principal executive offices)

(978) 954‑5038

(Registrant’s telephone number including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40,671,108 based on the closing sale price of $11.15 as reported on the Nasdaq Global Market on March 29, 2019.

As of December 3, 2019, we had outstanding 4,153,742 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10‑K are incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2019.

Note: Items 1B, 6 and 7A are not required for Smaller Reporting Companies and therefore are not furnished.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  The discussion below contains certain forward-looking statements related but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “should,” “could,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to be correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in this Annual Report.

Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. We have based the forward-looking statements included in this annual report on Form 10‑K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements, other than as required by law.

PART I

Item 1.     Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of our commercial and defense customers worldwide, CSPi and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, cloud services, purpose built network adapters, and high-performance cluster computer systems.

On July 31, 2018, CSPi LTD sold all of the outstanding stock of Modcomp GmbH for $14.4 million cash, and recognized a gain of $16.8 million. The divestiture of our German operations and our increased cash position enables us to focus time and resources on our higher-margin and greater-potential growth opportunities.  We are encouraged by the traction of our managed services business in the U.S. and we intend to continue to invest and focus on our new ARIA SDS cyber security products and to capitalize on the proliferation of our wireless service business.

Segments

CSPI operates in two segments: Technology Solutions ("TS") and High Performance Products ("HPP").

TS Segment

•The TS segment consists of our wholly-owned Modcomp subsidiary, which operates in the United States and the United Kingdom.

•The TS segment generates product revenues by reselling third-party computer hardware and software as a value added reseller ("VAR"). The TS segment generates service revenues by the delivery of integration services for complex IT environments, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services ("MSP") that primarily serve the small and mid-sized business market ("SMB").

•Third party products and professional services are marketed and sold through the Company’s direct sales force into a variety of vertical markets, including; automotive; defense; health care; education; federal, state and local government; and maritime.

•CSPi sold all of the outstanding stock of Modcomp GmbH to Reply AG on July 31, 2018 for total cash consideration of $14.4 million. CSPi recognized a one-time gain of $16.8 million. The Company determined the German subsidiary met the criteria for discontinued operations under ASC 205. The Consolidated Balance Sheets and Consolidated Statements of Operations reflect the results of Modcomp GmbH classified as discontinued operations at and as of September 30, 2018. See Note 2 to the consolidated financial statements for additional information.

HPP Segment

•

The HPP segment revenue comes from four distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters for commercial, government and OEM customers;  (iii) the ARIA nVoy Series of appliances for Managed Security Service Providers (“MSSPs”) and end-user customers; and (iv) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

•

The ARIA SDS solution is a software portfolio starting with the underlying  platform (orchestrator, light-weight instances), and hosted applications, as well as supporting hardware (turn-key security appliances), all developed to secure an organization’s network, enterprise-wide, to better protect critical devices, applications and high-

value data, such as personally identifiable information ("PII"), from breaches. Revenue will come from the sale of licenses of our software platform components, hosted applications, turnkey appliances and the required support packages.  The software licenses are renewable on an annual basis. The ARIA SDS platform and applications can be deployed on our separately sold Myricom adapters that can be deployed within our customers servers, or via our turn-key appliances that can be deployed in data centers or within the customers network to provide network security services.  Alternatively, with future releases, organizations will be able deploy ARIA SDS on cloud infrastructure as a service to protect this portion of their IT environment. We had our first sale in the last half of fiscal year 2019 and the pipeline has started to build up for fiscal year 2020. We expect to have additional revenue starting in the second quarter of fiscal year 2020, which we expect will increase throughout the year.

•

We anticipate that the ARIA SDS portfolio will be of value to regulated industries, such as financial services or healthcare, due to the rise of data-privacy regulations enforced at the federal, U.S. state, and international level, as well as industry entities. We also believe the unique, patent-pending approach will be attractive to managed security services providers (MSSP) and OEMs that pursue differentiated security services for their customers. While our initial offerings of the ARIA SDS portfolio are available now, the number of offerings will continue to expand over time.

•

The Myricom network adapters (ARC Series and SIA) are optimized for and sold into markets that require high bandwidth and low latency including (i) packet capture, (ii) financial transactions, and (iii) storage interconnect. And with our SIA organizations that require advanced security features added to their production server deployments. Our primary customers for packet capture include government agencies that need to capture, inject, and analyze network traffic at line rate, and OEMs selling into vendors of computer security appliances. Financial institutions, such as banks, and brokerage firms use Myricom adapters to decrease transaction times. Our storage interconnect customers, primarily in the film industry, use our adapters for video capture and film editing.  Organizations that run advanced network security features benefit from the ability to run such applications safely on our adapter preserving server performance for production applications.

•

The nVoy Series of appliances (Packet Recorder and Packet Broker) can be deployed as part of an organization’s data security structure as a new component to complement existing systems and provides data breach verification and notification as well as compliance reporting. The primary customers will be OEMs or MSSPs that are looking to expand their product and services offerings of industry regulation compliance and breach response solutions.

•

Multicomputer products for DSP applications are no longer being actively developed but will continue to be sold for deployment and supported for several years. Revenue flows come from servicing previously deployed products for a modest number of existing high-value defense customers. Therefore, the revenue from these products, as a percentage of overall Company revenue, is expected to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2019 and 2018. Additional segment and geographical information is set forth in Note 18  to the consolidated financial statements.

Segment	2019	%	2018	%
	(Dollar amounts in thousands)
TS	$71,159	90%	$62,437	86%
HPP	7,902	10%	10,479	14%
Total Sales	$79,061	100%	$72,916	100%

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

Third-Party Hardware and Software

We sell third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications, and IT security hardware and software solutions. Our key offerings include products from HPE/Aruba, Cisco Systems, Palo Alto Networks, DellEMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers’ diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMBs and LEB customers across all industries.

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

Managed and Cloud Services

As consumption models continue to evolve in our industry, we have developed a robust managed & cloud services offering to provide alternative solutions to traditional capital expenditure investments in IT solutions and IT operations for our clients. Our value is to provide an elastic offering that will allow the client to scale and consume these offerings with monthly billing options that help control costs and provide economies of scale.

We provide managed and cloud services in the following areas:

•

Proactive monitoring and remote management of IT Infrastructure that includes network (both wired and wireless), data center (which includes compute, storage and virtualization), desktops, unified communications platforms and security.

•	Managed and Hosted Unified Communication as a Service via a Cisco Collaboration offering under an annuity program.
•	Managed Security (firewall, endpoint protection, malware, anti-virus and SIEM).
•	Managed BackUp and Replication.
•	Cloud services that include Microsoft Office 365, Azure, Greencloud and Amazon Web Services.

Markets, Marketing and Dependence on Certain Customers

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized integration consulting services and managed services to meet the unique requirements of our customers. We market the products and services we sell through sales offices in the U.S. and the U.K. using our direct sales force.

Competition

Our primary competition in the TS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, Presidio, Dimension Data, and Computacenter Limited. In addition, we compete directly with many of the companies that manufacture the third-party products we sell, including Cisco Systems, IBM, Hewlett Packard (HPE), EMC (now part of Dell) and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they also include such national competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the TS segment include procurement capability, product diversity which enables the delivery of complete and custom solutions to our customers and the strength of our key business relationships with the major IT OEMs. We also consider our ability to meet the unique and/or specialized needs of the SMB and LEB markets and our strong knowledge of the IT products that we sell to be a key competitive advantage. Our ability to provide managed services through our network operations center and the professional IT services required to design and install custom IT solutions to address our customers' IT needs are distinct competitive advantages. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $4.0 million at September 30, 2019, as compared to $7.2 million at September 30, 2018. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2020.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security and protection of critical assets, applications and devices by improving their network visibility capabilities and accelerating their incident response.

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

For customers that desire a turnkey solution, a bundled offering can be created for deployment and opens the possibility for professional services and integration services offerings to our channel.

ARIA SDS APPLICATIONS

The deployment of hosted applications bring life to the ARIA SDS platform.  Application availability will expand over time as new products are released. However, the current offerings we believe have significant market potential.

1) ARIA SDS Packet Intelligence: The ARIA Packet Intelligence ("PI") application directs all of an organization’s network traffic to existing intrusion detection systems (“IDS”) security tools such as security information and event management solutions ("SIEMs"), user and entity behavior analytics ("UEBA"), or network intrusion protection systems ("NIPS” or “IPS"), and making these tools more effective at detecting network-born threats.

The ARIA PI application will be available as licensed functionality within a low-cost high-availability ("HA") security appliance, or probe, that taps into an organization’s network infrastructure, as well as on the Myricom Secure Intelligent Adapter ("SIA"). The probe will be able to mine data at 10-25G line rates and perform remedial actions to stop threats on a per-traffic stream basis while minimizing impact on network traffic performance. Built-in APIs allow compatible 3rd party threat detection tools to take actions to stop detected threats. It is our belief that competing solutions currently do not provide this mix and level of capability. We will be able to provide a packaged solution by installing 3rd party IPS/IDS applications, onto ARIA hardware appliances that run alongside and are fed by ARIA SDS applications, such as Packet Intelligence. The ARIA PI application will be able to improve IPS or IDS performance by preprocessing the data feeds, allowing such solutions to run effectively at higher line rates.

2) ARIA SDS Packet Capture: Our Sniffer10G ("SNF") software is used by intelligence agencies for packet capture, network surveillance applications, and to perform detailed cyber-threat analysis. It’s a recommended solution to increase the Zeek IDS (formerly known as Bro) to support 10G line rates rather than the standard 1G. With the introduction of ARIA SDS and the Myricom SIA, SNF will be upgraded to support a 25G line-rate. When used in conjunction with the Packet Intelligence application, the SNF application can provide the details required to determine the exact type of threat and/or identify the compromised data records.

3) ARIA SDS KMS (Key Management Server): The ARIA KMS application will make it easier to add encryption and decryption capabilities to applications which leverage a standards-based key management interoperability protocol ("KMIP") client. For example, each of VMware’s vSphere and vSAN instances leverage a KMIP client to encrypt their application data output. As such, they need to be fed KMIP compatible keys to perform encryption. Depending upon the size of the environment, this could require hundreds of keys per minute. Our KMS key management server solution provides such KMIP keys securely and rapidly at scale while ensuring that the key servers are highly available at all times. Our application was designed to solve the deployment complexity challenges currently associated with key management.

4) ARIA AIR (Automated Investigative Response) The ARIA AIR and Packet Recorder applications will make it easier to detect data breaches and exfiltrated data from critical data applications. Used in conjunction with threat intelligence tools which will alert if an internal system is accessing a bad site, we ingest the alert use it to trigger a search our recordings of the traffic flowing from the critical applications to determine if there is a match. This indicates a breach and provides a record of all the records that have been exfiltrated.

MYRICOM NETWORK ADAPTERS

Myricom ARC Series product line includes a portfolio of Ethernet adapters and specialized software, which is branded as DBL for financial institutions and Sniffer10G ("SNF") for network monitoring. Both are compatible with Linux, Windows, Mac OS X, and VMware ESX. Our adapters act as stand-alone Network Interface Cards ("NIC”) and support purpose-built for applications that provide high bandwidth, low latency and line-rate packet capture, and processing off load for high-frequency financial trading and network traffic analysis applications.

Myricom Secure Intelligent Adapter ("SIA") is our next-generation adapter and will provide additional compute capabilities and specialized hardware to run the ARIA SDS platform and applications. A 25G version of SNF is being developed to deliver higher line rates as required by enterprise and government customers. This will also let these organizations achieve lossless packet capture and packet inspection, which is required for network surveillance use cases and tools, such as lawful intercept, deep packet inspection, forensic tools, and threat detection applications. Other customers for the SIA include OEMs and MSSP partners to run their own applications upon.

ARIA SECURITY APPLIANCES

ARIA Security Appliances provides a standalone solution that can be either deployed in line to provide network security or within a data center to provide security services. These appliances are built with one or multiple built in SIA adapters. This allows for broader options to deploy our services in a turnkey fashion.

nVoy Series is comprised of a 100G Packet Broker and a 10G Packet Recorder appliance optimized to run our ARIA software. These tools assist customers in the deployment of our ARIA solution into higher speed networks, as well as provide the compute and storage intensive functions needs to provide some of our services such as Packet recording.

MULTICOMPUTER PRODUCTS

Multicomputer products portfolio includes the 2000 SERIES VME and 3000 SERIES VXS systems. The 2000 SERIES products, based on PowerPC RISC processors with AltiVec™ technology, high-speed memory, and Myrinet-2000™ cluster interconnect, are currently is use by customers in the aerospace, commercial, and defense markets. The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, targets high-performance DSP, signal intelligence ("SIGINT"), and radar and sonar applications in airborne, shipboard, and unmanned aerial vehicle ("UAV") platforms where space, power, and cooling are at a premium. The HPP segment will continue to ship and repair existing Multicomputer products to its customer base and support an installed base of DSP systems.

Royalties on Multicomputer products

We license the design of certain 2000 SERIES computer processor boards and switch interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

Our focus for fiscal 2020 and beyond is to continue our support of established Multicomputer and Myricom products allowing system deployments to be made by government entities. These programs have support requirements that often extend beyond twenty years.

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

Packet Capture Market

Myricom Sniffer10G, and in development, the 25G software, running on Myricom Ethernet adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low-cost CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis, testing, measurement, and packet generation, as well as a technology component within intrusion detection systems ("IDS"), forensic tools, and threat detection and response solutions.

Storage Interconnect Market

Myricom ARC Series network adapters are used in a wide range of networked applications, including those that connect to storage subsystems using Ethernet. Many of these customers are using content-creation applications requiring high-performance networking from the storage system to video-editing workstations.

Cyber Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cyber security solutions to find and stop intrusion threats, while also reducing their operating costs. While our ARIA SDS solutions will be offered through our direct sales channel, it is more likely that sales will come through via independent software vendor channels to the end customers. These value added resellers will find ARIA appealing to expand their portfolio of security products and services and replace less-effective tools and processes in their customer environments.

OEMs in the cyber security segments will be candidates for ARIA SDS deployments. These vendors can benefit from integrating the ARIA applications as internal solution toolsets to allow their application to scale, add critical functionality, or solve particular problems, such as poor performance. OEMs are interested in the Myricom Adapters including our SIA running our ARIA SDS applications, for use as Smart NICs within their appliances. We believe this will be a large growing market we can participate in in the coming years.

Another target for the ARIA solution will be the managed security services providers, as these providers’ desire simple, yet differentiated, solutions that can be deployed across their customer bases. The orchestration and automation capabilities found in ARIA SDS are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

Competition

CSPi’s competition in the cybersecurity space comes primarily from the large, traditional security vendors like Dell, IBM, and Intel. Due to the ARIA’s approach to network and data security, we also face competition from traditional security tools and current approaches to finding network based attacks. The competition includes common firewall manufacturers with broad portfolios such as Palo Alto or Cisco, and in the case of data packet brokers, Gigamon and Ixia. Competitors for ARIA SDS encryption include applications and appliances provided by Thales, HPE’s Voltaic group, and other smaller market players.

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

Currently, Myricom products, including the nVoy appliances and Myricom network adapters, are shipped to our customers directly from our plant in Lowell, Massachusetts. The packet recorder and packet broker appliances are sourced from third-party partners, integrated with CSPi software and resold under the CSPi brand. Our network adapters are designed in-house and fabricated by outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

The ARIA SDS solution (platform and applications) will be downloaded and licensed from servers or content-delivery services directly controlled by CSPi. The ARIA software can be sold in conjunction with the Myricom SIA, or our appliances, which may be preloaded with the appropriate images. Licensing will be handled by the ARIA SDSo which will be accessible by CSPi’s licensing severs to allow proper flexible services feature set activation and payment.

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

Research and Development

For the year ended September 30, 2019, our expenses for R&D were approximately $2.8 million compared to approximately $3.3 million for fiscal year 2018. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2019 involved development of the ARIA SDS product set, and enhancements to our Myricom products, in which we expect to continue to make investments related to the development of new hardware adapter products and the ARIA SDS software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by adding features and capabilities to meet the needs of our markets.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have two pending patents for the ARIA SDS software and will be pursuing additional patent rights over time.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $0.5 million at September 30, 2019 as compared to $1.0 million at September 30, 2018. Our backlog can fluctuate greatly. These possible large fluctuations can be due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship within the next twelve months from September 30, 2019.

Significant Customers

See Note 18 in the notes to the consolidated financial statements for detailed information regarding customers which comprised 10% or more of consolidated revenues for the years ended September 30, 2019 and 2018.

Employees

As of September 30, 2019, we had approximately 114 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

Company Website

The Company’s internet address is http://www.cspi.com. Through that address, the Company’s Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company’s website is not included in, nor incorporated by reference into, this annual report on Form 10‑K.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 18 of the notes to the consolidated financial statements.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business.  For the fiscal year ended September 30, 2019, one customer accounted for approximately $10.2 million in revenue, or 13% of our total revenues for the fiscal year. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies

We have made significant investments in our Aria SDS cyber security products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for Aria products, services, and technologies. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically. Developing new technologies and products is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a significant portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 4% of our total revenue in fiscal year 2019 and 6% of our total revenue in fiscal year 2018 from the DoD as a subcontractor.  We expect that the DoD contracts will continue to be important to our business for the foreseeable future.  If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD,  if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components.  Generally, suppliers may terminate our purchase orders without cause upon 30 days’ notice and may cease offering products to us upon 180 days’ notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, Mellanox Technologies were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We market and sell our products in certain international markets and we have established operations in the U.K.  The sale of our German operation in fiscal year 2018 is treated as discontinued operations in our 2018 financial statements.  Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 8% and 17% of our total revenue for the fiscal years ended September 30, 2019 and 2018, respectively.  If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected.  In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities.  In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit.  A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies.  There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards.   Many of our competitors are substantially larger than we are and have greater access to capital and human resources and in many cases price their products and services less than ours.  In addition, due to the rapidly changing nature of technology, new competitors may emerge.  Competitors may be able to offer more attractive pricing or develop products that could offer performance features that are superior to our products, resulting in reduced demand for our products.  Such competitors could have a negative impact on our ability to win future business opportunities.  There can be no assurance that a new competitor will not attempt to penetrate the various markets for our products and services.  Their entry into markets historically targeted by us could have a material adverse effect on our business, financial condition and results of operations.

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

In years when Congress does not complete its budget process before the end of its fiscal year  (September 30), government operations are funded through a continuing resolution ("CR") that temporarily funds federal agencies.  Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives.  When the federal government operates under a CR, delays can occur in the procurement of products and services.  Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended, it could have significant consequences to our business and our industry.

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

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

•	delays in completion of internal product development projects;
•	delays in shipping hardware and software;
•	delays in acceptance testing by customers;
•	a change in the mix of products sold to our served markets;
•	changes in customer order patterns;
•	production delays due to quality problems with outsourced components;
•	inability to scale quick reaction capability products due to low product volume;
•	shortages and costs of components;
•	the timing of product line transitions;
•	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;
•	inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;
•	potential asset impairment, including goodwill and intangibles, write-off of deferred tax assets or restructuring charges; and
•	changes in estimates of completion on fixed price service engagements.

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

Our industry requires a continued investment in R&D.  As a result of our need to maintain or increase our spending levels for R&D in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our revenues fall below expectations.  In addition, as a result of CSPI’s commitment to invest in R&D, spending as a percent of revenues may fluctuate in the future.  Further, if we fail to invest sufficiently in R&D or our R&D does not produce competitive results, our products may become less attractive to our customers or potential customers, which could materially harm our business and results of operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control over financial reporting or disclosure controls and procedures, or provide reliable financial statements or SEC reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

Our stock price may continue to be volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced and may continue to experience substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

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

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2019. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Owned
		or	Approximate
Location	Principal Use	Leased	Floor Area
TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL 33442	Administration

Modcomp, Ltd.	Sales, Marketing and	Leased	887 S.F.
Trinity Court, Molly Millars Lane	Administration
Wokingham, Berkshire
United Kingdom

HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	13,515 S.F.
175 Cabot Street, Suite 210	Manufacturing, Sales,
Lowell, MA 01854	Marketing and
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

	2019		2018
Fiscal Year:	High	Low	High	Low
1st Quarter	$13.45	$8.78	$17.00	$10.60
2nd Quarter	$11.92	$9.31	$18.89	$10.41
3rd Quarter	$15.50	$10.30	$12.18	$8.75
4th Quarter	$15.18	$12.21	$14.87	$9.71

Stockholders.    We had approximately 65 holders of record of our common stock as of December 3, 2019. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,450.

Dividends.   For the fiscal years ended September 30, 2019 and 2018, the Company declared and paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2018	12/19/2017	12/29/2017	1/16/2018	$0.11
2018	2/12/2018	2/28/2018	3/16/2018	$0.11
2018	5/9/2018	5/31/2018	6/15/2018	$0.11
2018	8/13/2018	8/31/2018	9/14/2018	$0.15
2019	12/27/2018	1/7/2019	1/22/2019	$0.15
2019	2/12/2019	2/28/2019	3/14/2019	$0.15
2019	5/8/2019	5/31/2019	6/14/2019	$0.15
2019	8/7/2019	8/30/2019	9/13/2019	$0.15

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

Overview of Fiscal 2019 Results of Continuing Operations

Revenue increased by approximately $6.2 million, or 8%, to $79.1 million for the fiscal year ended September 30, 2019 versus $72.9 million for the fiscal year ended September 30, 2018.

Our gross profit margin percentage decreased overall, from 25% of revenues for the fiscal year ended September 30, 2018 to 23% for the fiscal year ended September 30, 2019.

We generated an operating loss of approximately $0.8 million for fiscal year ended September 30, 2019 as compared to an operating loss of approximately $1.6 million for fiscal year ended September 30, 2018.

On July 31, 2018, we completed the sale of all the outstanding stock of our Germany division of our TS segment.  The one time gain recorded due to the sale of all the stock of Modcomp GmbH was approximately $16.8 million.  No income taxes were provided as the transaction was a tax-free exchange in the U.K.  The Modcomp GmbH’s results have been recorded as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations for all periods presented.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2019	of sales	September 30, 2018	of sales
	(Dollar amounts in thousands)
Sales	$79,061	100%	$72,916	100%
Costs and expenses:
Cost of sales	61,035	77%	54,517	75%
Engineering and development	2,800	4%	3,277	4%
Selling, general and administrative	16,052	20%	16,723	23%
Total costs and expenses	79,887	101%	74,517	102%
Operating loss	(826)	(1)%	(1,601)	(2)%
Other income	384	—%	495	1%
Loss before income taxes	(442)	(1)%	(1,106)	(2)%
Income tax (benefit) expense	(71)	—%	882	1%
Net loss from continuing operations	(371)	(1)%	(1,988)	(3)%
Gain on sale of discontinued operations	—	—%	16,838	23%
Net loss from discontinued operations	—	—%	(410)	(1)%
Total income from discontinued operations	—	—%	16,428	22%
Net (loss) income	$(371)	(1)%	$14,440	19%

Revenues

Revenue increased by approximately $6.2 million, or 8%, to $79.1 million for the fiscal year ended September 30, 2019 versus $72.9 million for the fiscal year ended September 30, 2018.  Our HPP segment revenue decreased by approximately $2.6 million primarily due to a decline of $1.7 million in royalty revenues, a decline of $0.2 million in Multicomputer service revenues, and a decline of $1.6 million in Myricom product revenues, partially offset by a  $0.9 million increase in Multicomputer product revenues. Our TS segment revenue increased by approximately $8.7 million from an increase of $11.5 million in our U.S. division, partially offset with a decrease of  $2.8 million in our U.K. division.

TS segment revenue change by product and services lines for the fiscal years ended September 30 were as follows:

			Increase
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$59,611	$52,647	$6,964	13%
Services	11,548	9,790	1,758	18%
Total	$71,159	$62,437	$8,722	14%

The TS segment total revenue increased by approximately $8.7 million due to an increase of $11.5 million in our U.S. division partially offset by a decrease of  $2.8 million in our U.K. division. The $7.0 million increase in TS segment product revenue is attributed to an increase of $9.5 million in our U.S. division offset by a decrease of $2.5 million in our U.K. division. The increase in our U.S. division was primarily associated with two major customers and the decrease in the U.K. division was primarily associated with a decrease with one major customer. The $1.8 million service revenue increase is related to an increase in the U.S. division of $2.0 million, partially offset by a decrease in the U.K. division of $0.2 million.

HPP segment revenue change by product and services lines for the fiscal years ended September 30 were as follows:

			Decrease
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$6,406	$7,014	$(608)	(9)%
Services	1,496	3,465	(1,969)	(57)%
Total	$7,902	$10,479	$(2,577)	(25)%

The decrease in HPP product revenues for the period of $0.6 million was primarily the result of an approximately $1.5 million decrease in Myricom product line shipments, partially offset by an increase in Multicomputer product line shipments of approximately $0.9 million for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018. The decrease in HPP services revenues of approximately $2.0 million for the period was primarily the result of an approximately $1.7 million decrease in royalty revenues on high-speed processing boards related to the E2D program during the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

					Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$72,522	92%	$60,458	83%	$12,064	20%
Europe	4,056	5%	10,325	14%	(6,269)	(61)%
Asia	2,483	3%	2,133	3%	350	16%
Totals	$79,061	100%	$72,916	100%	$6,145	8%

The $12.1 million increase in the Americas revenues for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 is primarily due to increased revenues by our TS segment of approximately $15.2 million, partially offset with decreased sales by our HPP segment of approximately $3.1 million. The $6.3 million decrease in Europe revenue is primarily due to decreased sales by our UK division of approximately $5.5 million combined with a decrease by our TS segment’s US division of approximately $0.3 million and a decrease in our HPP segment of approximately $0.5 million. The decrease in sales to Europe is due to one large customer that had significantly lower activity for the year ended September 30, 2019 when compared to September 30, 2018. The $0.4 million increase in Asia is primarily the result of increased revenues by our HPP segment of $1.1 million partially offset with a $0.7 million decrease in our TS segment.

Gross Margins

Our gross margins ("GM") decreased by approximately $0.4 million to $18.0 million in fiscal year 2019 as compared to gross margins of $18.4 million in fiscal year 2018.

The following table summarizes GM changes by segment for fiscal years 2019 and 2018:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$13,889	20%	$12,262	20%	$1,627	—%
HPP	4,137	52%	6,137	59%	(2,000)	(7)%
Total	$18,026	23%	$18,399	25%	$(373)	(2)%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	2019		2018		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$7,462	13%	$6,886	13%	$576	—%
Services	6,427	56%	5,376	55%	1,051	1%
Total	$13,889	20%	$12,262	20%	$1,627	—%

The overall TS segment gross margin as a percentage of sales remained the same in fiscal year 2019 when compared to fiscal year 2018. The  $0.6 million increase in our TS segment product gross margins resulted from an   increase in product revenues in the U.S. division, partially offset by a decrease in the U.K division. The $1.1 million increase in the TS segment service gross margins primarily resulted from increased service revenues in the U.S. division.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	2019		2018		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,719	42%	$2,775	40%	$(56)	2%
Services	1,418	95%	3,362	97%	(1,944)	(2)%
Total	$4,137	52%	$6,137	59%	$(2,000)	(7)%

The overall HPP segment gross margins as a percentage of sales decreased to 52% in fiscal year 2019 from 59% in fiscal year 2018.  The 7%  decrease in gross margin as a percentage of sales in the HPP segment was primarily attributed to the impact of a decrease of $1.7 million in high margin Multicomputer royalty revenues.

Engineering and Development Expenses

The following table details our engineering and development expenses by operating segment for the fiscal years ended September 30, 2019 and 2018:

	For the Year ended September 30,
		% of		% of
(Dollar amounts in thousands)	2019	Total	2018	Total	$ Decrease	% Decrease
	(Dollar amounts in thousands)
By Operating Segment:
TS	$—	—%	$—	—%	$—	—%
HPP	2,800	100%	3,277	100%	(477)	(15)%
Total	$2,800	100%	$3,277	100%	$(477)	(15)%

Engineering and development expenses decreased by $0.5 million to $2.8 million for the fiscal year ended September 30, 2019 as compared to $3.3 million for the fiscal year ended September 30, 2018.  The current fiscal year expenses were primarily for product engineering expenses incurred in connection with the development of the new

ARIA SDS cyber security products. The decreased engineering and development expenses for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 is primarily attributed to a decrease in consulting related expenses.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2019 and 2018:

	For the year ended September 30,
		% of		% of	$ Increase	% Increase
	2019	Total	2018	Total	(Decrease)	(Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$11,630	72%	$11,086	66%	$544	5%
HPP segment	4,422	28%	5,637	34%	(1,215)	(22)%
Total	$16,052	100%	$16,723	100%	$(671)	(4)%

For fiscal year 2019 compared to fiscal year 2018, the TS segment SG&A spending increase of approximately $0.5 million is substantially the result of an increase in our U.S. division of $1.2 million primarily attributed to variable selling expenses and additional engineering and sales hires. This was partially offset by  a $0.7 million decrease in the U.K. division attributed to reduction in staff and variable compensation expense.

For fiscal year 2019 compared to fiscal year 2018, the HPP segment SG&A spending decrease of $1.2 million is primarily attributed to decreases in expenses related to the sale of our German operations, audit expenses, and variable compensation.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2019 and 2018:

	For the year ended
			Increase
	September 30, 2019	September 30, 2018	(Decrease)
	(Amounts in thousands)
Interest expense	$(99)	$(85)	$(14)
Interest income	323	20	303
Foreign exchange gain (loss)	157	263	(106)
Other income, net	3	297	(294)
Total other income (expense), net	$384	$495	$(111)

The decrease to other income (expenses) for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 was primarily driven by a decrease in Other income, net of $0.3 million and a decrease of $0.1 million foreign exchange gain (loss), partially offset by an increase of $0.3 million in interest income.

Income Taxes

The Company recorded an income tax benefit of approximately $71 thousand, which reflected an effective tax rate of 16.1% for the year ended September 30, 2019. The tax benefit includes an increase in the valuation allowance for net operating losses for state income tax related in the High Performance Products segment where we also had a reversal of the uncertain tax position of $54 thousand as that the statute of limitations have expired. For the year ended September 30, 2018, the income tax expense was approximately $882 thousand, which reflected an effective tax rate of (79.7%). The impact  of the Tax Reform Act, which was recorded in fiscal year 2018, included remeasurement of the Company’s US deferred tax assets and liabilities to a 24.3% for current and 21% for the non-current portions resulted in a tax expense of approximately $588 thousand consisting of a reduction of the Company’s net deferred tax asset. The Company recorded tax expense of approximately $771 thousand related to the deemed repatriation.

As of September 30, 2019, management assessed the positive and negative evidence in the U.S. operations, and estimated that we will have sufficient future taxable income to utilize the existing deferred tax assets. Significant objective positive evidence included the cumulative profits that we realized in recent fiscal years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors that we considered are the likelihood for continued royalty income in future years, new product revenue from cyber security products, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2019, we have concluded that our U.S. deferred income tax asset related to net operating losses carryforward for the High Performance Products segment is more likely than not to be realized except for certain state net operating loss carryforwards and tax credit carry forwards. We recorded a $235 thousand valuation allowance for certain state-related assets that are not likely to be realized. It should be noted however, that the amount of the deferred tax asset not to be realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are increased, or if there is objective positive evidence in the form of cumulative earnings.

We also continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

Results of Discontinued Operations

CSPi LTD, a wholly owned indirect subsidiary of the Company, sold all of the outstanding stock of Modcomp GmbH to Reply AG, an affiliate of Reply SpA, a holding company for a worldwide group of companies, on July 31, 2018 for $14.4 million cash, and recognized a gain of $16.8 million. The divestiture of CSPi’s German operations and our increased cash position will enable us to focus time and resources on our higher-margin and greater-potential growth opportunities.  We are encouraged by the traction of our managed services business in the U.S. and we intend to continue to invest and focus on our new ARIA SDS cyber security products and to capitalize on the proliferation of our wireless service business. This divestiture of our German operations is another positive step toward our future growth.

The following table is a summary of the operating results of the Germany division of our TS segment which have been reflected as discontinued operations.  See Note 2 for additional information.

	For the year ended
	September 30, 2019	September 30, 2018
	(Amounts in thousands)
Revenues	$—	$18,365
Net loss from discontinued operations, net of tax	$—	$(410)

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $7 million to $18.1 million as of September 30, 2019 from $25.1 million as of September 30, 2018.

Significant sources of cash for the year ended September 30, 2019 included an increase in accounts payable and accrued expenses of approximately $6.4 million, proceeds from debt of approximately $1.0 million, and a decrease in refundable income taxes of approximately $0.6 million.  More than offsetting these significant sources of cash were an increase in long term receivables of approximately $5.3 million, an increase in other assets and deferred costs of approximately $3.1 million, an increase in accounts receivable of approximately $2.1 million, and payment of dividends of approximately $2.5 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.1 million as of September 30, 2019, which consists of 3.1 million euros, 0.2 million British Pounds, and 5.9 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported above.

As of September 30, 2018, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility was reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings was London Inter-Bank Offer Rate ("LIBOR") plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company had no amounts outstanding under the line of credit at September 30, 2018. This line of credit closed during fiscal year 2019.

As of September 30, 2019 and September 30, 2018, the Company also maintained an inventory line of credit that may be used by the TS segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. In fiscal year 2019, HPP gained access to this inventory line of credit, but did not use it. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%.  The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1.  As of September 30, 2019 and September 30, 2018, Company borrowings under the inventory line of credit were $2.5 million and $3.2 million, respectively, and the Company was in compliance with all covenants.

For more information, please refer to Note 16 - Lines of Credit, in the Notes to our Consolidated Financial Statements contained in this annual report on Form 10‑K.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. See Note 1 – Summary of Significant Accounting Policies for effects of initial adoption. The following reflects the accounting policy change for revenue starting on the date of adoption:

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

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. There are certain contracts that do contain a financing component. See Note 3 for details. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations less than one year being unsatisfied at each period end. Most of these contracts are related to product sales. The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year.

Product Warranty Accrual

Our product sales generally include a 90‑day to three-year hardware warranty. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2019. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2019. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2019. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2019 or 2018. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a‑15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.  As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10‑K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2019 and 2018, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The vesting periods for the key employees’, officers’, the Chief Executive Officer’s and the non-employee directors’ non-vested stock awards are four years, three years and one year, respectively. The following table sets forth information as of September 30, 2019 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of outstanding	compensation plans (excluding
	outstanding options,	stock options, warrants and	securities reflected in column
Plan Category	warrants and rights	rights	(a))(3)
Equity compensation plans approved by security holders	192,735	$3.75	417,668

(1)	Includes 190,735 non-vested shares issued and 2,000 stock options issued.
(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.
(3)	Includes 320,715 shares available for future issuance under the stock incentive and stock option plans and 96,953 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2019 and 2018

Consolidated Statements of Operations for the years ended September 30, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended September 30, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10‑K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10‑K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10‑K	December 20, 2012	3.2
10.1	Form of Employee Invention and Non-Disclosure Agreement		10‑K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10‑K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10‑K	December 23, 2014	10.10
10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10‑K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10‑K	December 23, 2010	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.8*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.9	2015 Lowell, MA Lease		10‑K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10‑K	December 24, 2015	10.20
10.11*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10‑Q	February 14, 2018	10.1
10.12*	Forms of Employee Restricted Stock Award Agreement		10‑Q	February 14, 2018	10.2
10.13	Share Purchase and Assignment Agreement		8‑K	June 27, 2018	2.1
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*Management contract or compensatory plan.

Item 16.     Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 10, 2019
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 10, 2019
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 10, 2019
Mike Newbanks

/s/ C. Shelton James	Director	December 10, 2019
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 10, 2019
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 10, 2019
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 10, 2019
Izzy Azeri

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

December 10, 2019

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$18,099	$25,107
Accounts receivable, net of allowances of $138 and $87	15,114	11,980
Unbilled accounts receivable	—	1,166
Investment in lease, net-current portion	367	246
Inventories	7,818	7,558
Refundable income taxes	487	480
Other current assets	4,649	1,878
Total current assets	46,534	48,415
Property, equipment and improvements, net	1,273	847

Other assets:
Intangibles, net	37	48
Investment in lease, net-less current portion	417	564
Long term receivable	5,328	—
Deferred income taxes	1,946	1,895
Cash surrender value of life insurance	3,718	3,441
Other assets	116	65
Total other assets	11,562	6,013
Total assets	$59,369	$55,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,175	$9,277
Line of credit	2,459	3,247
Note payable - current portion	317	—
Deferred revenue	741	1,197
Pension and retirement plans	335	340
Total current liabilities	20,027	14,061
Pension and retirement plans	6,904	6,168
Note payable - noncurrent portion	684	—
Income taxes payable	694	709
Other noncurrent liabilities	632	535
Total liabilities	28,941	21,473

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,154 and 4,017 shares, respectively	42	40
Additional paid-in capital	15,733	14,661
Retained earnings	27,246	29,926
Accumulated other comprehensive loss	(12,593)	(10,825)
Total shareholders’ equity	30,428	33,802
Total liabilities and shareholders’ equity	$59,369	$55,275

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the year ended
	September 30,	September 30,
	2019	2018
Sales:
Product	$66,017	$59,661
Services	13,044	13,255
Total sales	79,061	72,916

Cost of sales:
Product	55,836	50,000
Services	5,199	4,517
Total cost of sales	61,035	54,517

Gross profit	18,026	18,399

Operating expenses:
Engineering and development	2,800	3,277
Selling, general and administrative	16,052	16,723
Total operating expenses	18,852	20,000
Operating loss	(826)	(1,601)

Other income (expense):
Foreign exchange gain	157	263
Other income, net	227	232
Total other income	384	495
Loss before income taxes	(442)	(1,106)
Income tax (benefit) expense	(71)	882
Net loss from continuing operations	(371)	(1,988)
Discontinued operations:
Gain from sale of discontinued operations	—	16,838
Loss from discontinued operations	—	(410)
Net income from discontinued operations	—	16,428
Net (loss) income	$(371)	$14,440
Net (loss) income attributable to common stockholders	$(371)	$13,842

Net loss from continuing operations per share – basic	$(0.09)	$(0.52)
Gain per share from sale of discontinued operations - basic	$—	$4.41
Net loss from discontinued operations per share – basic	—	(0.11)
Total income per share of discontinued operations - basic	$—	$4.30
Net (loss) income per share – basic	$(0.09)	$3.62
Weighted average shares outstanding – basic	3,924	3,822

Net loss from continuing operations per share – diluted	$(0.09)	$(0.52)
Gain per share from sale of discontinued operations - diluted	$—	$4.32
Net loss from discontinued operations per share – diluted	—	(0.11)
Total income per share of discontinued operations - diluted	$—	$4.21
Net (loss) income per share – diluted	$(0.09)	$3.55
Weighted average shares outstanding – diluted	3,924	3,901

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended
	September 30,	September 30,
	2019	2018
Net (loss) income	$(371)	$14,440
Other comprehensive income (loss):
Unrealized actuarial (loss) gain on minimum pension liability, net of tax effect	(1,003)	470
Foreign currency translation loss adjustments	(765)	(1,132)
Other comprehensive loss	(1,768)	(662)
Total comprehensive (loss) income	$(2,139)	$13,778

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year Ended September 30, 2019 and 2018:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2018:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2017	3,935	$40	$13,717	$17,407	$(10,163)	$21,001
Comprehensive income:
Net income	—	—	—	14,440	—	14,440
Other comprehensive loss	—	—	—	—	(662)	(662)
Exercise of stock options	5	—	22	—	—	22
Stock-based compensation	—	—	691	—	—	691
Restricted stock cancellation	—	—	—	—	—	—
Restricted stock issuance	54	—	—	—	—	—
Issuance of shares under employee stock purchase plan	23	—	231	—	—	231
Cash dividends paid on common stock ($0.48 per share)	—	—	—	(1,921)	—	(1,921)
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Comprehensive income:
Adoption of ASU 2014-09 (see note 1)	—	—	—	158	—	158
Net loss	—	—	—	(371)	—	(371)
Other comprehensive loss	—	—	—	—	(1,768)	(1,768)
Exercise of stock options	1	—	3	—	—	3
Stock-based compensation	—	—	792	—	—	792
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	108	1	—	—	—	1
Issuance of shares under employee stock purchase plan	31	1	277	—	—	278
Cash dividends paid on common stock ($0.60 per share)	—	—	—	(2,467)	—	(2,467)
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended
	September 30,	September 30,
	2019	2018
Cash flows used in operating activities:
Net loss from continuing operations	$(371)	$(1,988)
Net income from discontinued operations	—	16,428
Net (loss) income	$(371)	$14,440
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	405	506
Amortization of intangibles	11	119
Loss on disposal of property, equipment and improvements	—	4
Gain on sale of discontinued operations	—	(16,838)
Foreign exchange gain	(157)	(263)
Non-cash changes in accounts receivable	53	(38)
Non-cash changes in inventories	503	555
Stock-based compensation expense on stock options and restricted stock awards	792	691
Deferred income taxes	(209)	173
(Increase) decrease in cash surrender value of life insurance	(134)	9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,128)	5,191
Decrease (increase) in life insurance receivable	256	(256)
Increase in inventories	(777)	(2,562)
Decrease (increase) in refundable income taxes	585	(654)
Increase in other assets and deferred costs	(3,091)	(522)
Decrease (increase) in investment in lease	26	(810)
Increase in long term receivable	(5,328)	—
Increase (decrease) in accounts payable and accrued expenses	7,232	(2,538)
Increase in deferred revenue	(244)	262
Decrease in pension and retirement plans liabilities	(353)	(120)
(Decrease) increase in income taxes payable	(500)	464
(Decrease) increase in other long term liabilities	100	576
Net cash used in operating activities of continuing operations	(3,329)	(1,611)
Net cash provided by operating activities of discontinued operations	—	4,491
Net cash provided by (used in) operating activities	(3,329)	2,880

Cash flows used in investing activities:
Life insurance premiums paid	(144)	(150)
Proceeds from sale of discontinued operations	—	14,387
Purchases of property, equipment and improvements	(832)	(438)
Net cash provided by (used in) investing activities of continuing operations	(976)	13,799
Net cash used in investing activities of discontinued operations	—	(154)
Net cash provided by (used in) investing activities	(976)	13,645

Cash flows used in financing activities:
Dividends paid	(2,467)	(1,921)
Net borrowings under line-of-credit agreement	(788)	137
Proceeds from debt	1,001	—
Principal payments on capital leases	(276)	(70)
Proceeds from issuance of shares under equity compensation plans	280	253
Net cash used in financing activities	(2,250)	(1,601)
Effects of exchange rate on cash	(453)	(238)
Net (decrease) increase in cash and cash equivalents	(7,008)	14,686
Cash and cash equivalents beginning of period	25,107	10,421
Cash and cash equivalents at end of period	$18,099	$25,107

Supplementary cash flow information:
Cash paid for income taxes	$52	$900
Cash paid for interest	$68	$73
Supplementary non-cash financing and investing activities:
Non-cash purchases of property and equipment	$141	$865

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive loss, a separate component of shareholders’ equity on the consolidated balance sheets. Currency transaction gains and losses are recorded as other income (expense) in the consolidated statements of operations.

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Research and Development Expense

For the years ended September 30, 2019 and 2018, our expenses for research and development were approximately $2.8 million and $3.3 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2019. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

Investment in lease, net

A lease receivable for equipment is recorded at lease inception, which includes future minimum lease payments at present value using the implicit interest rate, net of unearned interest income. Interest income is recognized on a monthly basis utilizing the effective-interest method. Interest income is recorded in revenue as equipment leasing is part of the Company’s central operations.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2019, and September 30, 2018, the Company maintained inventory reserves of $3.8 million and $3.3 million, respectively.

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

Trade Accounts Receivable, Long Term Receivable, and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for the allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment, and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the reserve when management has determined they are uncollectible. Within trade accounts receivable and long-term receivable are financing agreements with an original payment term of greater than one year. Interest income earned on these receivables is recognized using the effective interest method. See Note 3 Accounts and Long Term Receivables.

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized on the consolidated balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive loss, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2019. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2019. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASU No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. See below for effects of initial adoption. The following reflects the accounting policy change for revenue starting on the date of adoption:

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

Variable consideration is immaterial. The right of return risk lies with the original manufacturer of the product. Managed service contracts contain the right to refund if canceled within 30 days of inception. Any products with a standard warranty are treated as a warranty obligation under ASC 460, Guarantees.

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

Third-party service contracts are evaluated to determine whether such service revenue should be recorded as gross or net sales and whether over time or at point in time.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$6,406	$4,936	$54,540	$59,476	$65,882
Service	1,496	380	11,168	11,548	13,044
Finance *	—	—	135	135	135
Total sales	$7,902	$5,316	$65,843	$71,159	$79,061

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.6 million and $1.1 million as of September 30, 2019 and October 1, 2018, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of September 30, 2019 and October 1, 2018. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $0.7 million and $0.9 million as of September 30, 2019 and October 1, 2018, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.3 million as of September 30, 2019. There were none at October 1, 2018. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the year ended September 30, 2019 that was included in contract liabilities as of the beginning of the period was $0.8 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340‑40‑25‑4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets for the periods ended September 30, 2019 and September 30, 2018. The portion of current capitalized costs was $85 thousand and $71 thousand as of September 30, 2019 and October 1, 2018, respectively. There are no non-current capitalized costs on the consolidated balance sheets. The amount of incremental costs amortized for the year ended September 30, 2019 was $235 thousand, which is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the year ended September 30, 2019.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the account other current assets on the consolidated balance sheets. The portion of current capitalized costs was $47 thousand and $60 thousand as of September 30, 2019 and October 1, 2018, respectively. There are no non-current capitalized fulfillment costs on the consolidated balance sheets. The amount of fulfillment costs amortized for year ended September 30, 2019 was $13 thousand, which is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. There are certain contracts that do contain a financing component. See Note 3 to the consolidated financial statements for additional information. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations less than one year being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019 is mainly related to managed service contracts and is set forth in the table below:

(Amounts in thousands)
Fiscal 2020	$2,019
Fiscal 2021	1,033
Fiscal 2022	300
Fiscal 2023	60
$3,412

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90‑days to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	For the years ended

	September 30, 2019	September 30, 2018
	(Amounts in thousands except per share data)
Loss from continuing operations	$(371)	$(1,988)
Gain from sale of discontinued operations	—	16,838
Loss from discontinued operations	—	(410)
Total income from discontinued operations	—	16,428
Net (loss) income	(371)	14,440
Less: net income attributable to nonvested common stock	—	598
Net (loss) income attributable to common stockholders	$(371)	$13,842

Weighted average total shares outstanding – basic	3,924	3,987
Less: weighted average non–vested shares outstanding	—	165
Weighted average number of common shares outstanding – basic	3,924	3,822
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	79
Weighted average common shares outstanding – diluted	3,924	3,901

Net loss from continuing operations per share – basic	$(0.09)	$(0.52)
Net income from discontinued operations per share – basic	$—	$4.30
Net (loss) income share – basic	$(0.09)	$3.62

Net (loss) from continuing operations per share – diluted	$(0.09)	$(0.52)
Net income from discontinued operations per share – diluted	$—	$4.21
Net (loss) income per share – diluted	$(0.09)	$3.55

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. Non-vested restricted stock awards of 165,000 shares were excluded from net income per share for the year ended September 30, 2018, and their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including stock options and nonvested shares of restricted common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants. The fair value of nonvested restricted share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2019 and 2018 consisted of options and restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $0.8 million and $0.7 million, respectively.

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

Accounting standards recently adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (ASC 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was adopted by the Company effective October 1, 2018 using the modified retrospective approach only to contracts that were not completed as of adoption date. The Company recognized the cumulative effect of initial application as an adjustment to the opening balance of retained earnings. This resulted in an increase of $158 thousand to retained earnings as of October 1, 2018. This was primarily due to revenue related to customer support in the HPP segment no longer being deferred, which resulted in a decrease of deferred revenue as part of the cumulative effect. Additionally, revenue from software sales is no longer being deferred under ASC 606 as recognition is now when control transfers to the customer. There were no previous period financial statement adjustments.

The effects of ASC 606 adoption for the Company for the condensed consolidated statements of operations and balance sheet are as follows:

	Year ended September 30, 2019
	(Amounts in thousands, except per share amounts)
		Balances	Effect of
		without	change
	As	adoption of	Higher/
	Reported	ASC 606	(Lower)
Total sales	$79,061	$78,563	$498
Total cost of sales	61,035	60,567	468
Gross profit	18,026	17,996	30
Operating loss	(826)	(856)	30
Income tax benefit	(71)	(76)	5
Net loss	(371)	(396)	25
Net loss attributable to common stockholders	$(371)	$(396)	$25
Basic earnings per share	$(0.09)	$(0.10)	$0.01
Diluted earnings per share	$(0.09)	$(0.10)	$0.01

	As of September 30, 2019
	(Amounts in thousands)
		Balances	Effect of
		without	change
	As	adoption of	Higher/
	Reported	ASC 606	(Lower)
Assets:
Accounts receivable	$15,114	$14,929	$185
Unbilled accounts receivable	—	565	(565)
Inventories	7,818	8,484	(666)
Other current assets	4,649	4,069	580
Deferred tax asset	1,946	2,000	(54)
Liabilities:
Deferred revenue	$741	$1,444	$(703)
Shareholders' Equity:
Retained Earnings	$27,246	$27,063	$183

In May 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which included updates to the recognition and measurement of financial assets and liabilities. It also modified the disclosure requirements, which are reflected in Note 19. The new standard was adopted by the Company effective October 1, 2018 and did not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, an amendment of the FASB Accounting Standards Codification. This ASU will reduce diversity in practice for classifying cash payments and receipts in the statement of cash flows for a number of common transactions. It will also clarify when identifiable cash flows should be separated versus classified based on their predominant source or use. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard was adopted by the Company effective October 1, 2018 and did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, an amendment of the FASB Accounting Standards Codification. This ASU requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers (except transfers of inventory). Under current GAAP, the seller and buyer defer the consolidated tax consequences of an intercompany asset transfer from the period of the transfer to a future period when the asset is transferred out of the consolidated group, or otherwise affects consolidated earnings. This standard will cause volatility in companies’ effective tax rates, particularly for those that transfer intangible assets to foreign subsidiaries. For public entities, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. An entity may early adopt the standard but only at the beginning of an annual period for which it has not issued or made available for issuance financial statements (interim or annual). The new standard was adopted by the Company effective October 1, 2018 and did not have a material impact on the consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The new standard was adopted by the Company effective October 1, 2018 and did not have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment of the FASB Accounting Standards Codification. This ASU requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period. The new standard was adopted by the Company effective October 1, 2018 and did not have a material impact on the consolidated financial statements.

New accounting standards not adopted as of September 30, 2019

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for the Company on October 1, 2019. The standard mandates a modified retrospective transition method for all entities and early adoption is permitted.  The Company will adopt the new lease guidance using the modified retrospective approach at the period of adoption (October 1, 2019) with no adjustment to prior period disclosures.  A package of three practical expedients that is applicable to all leases as lessee or lessor will be adopted. This includes not reassessing whether any expired or existing contracts are or contain leases, not reassessing lease classification for any expired or existing leases, and not reassessing initial direct cost for any existing lease under ASC Topic 840. The Company also elected the practical expedient as a lessee to not separate non-lease components. A material impact on the Company’s consolidated balance sheet is anticipated due to the recognition of right-of-use assets and lease liabilities for operating leases, which are currently not recorded. There is no material effect anticipated in the statement of operations. The Company is evaluating the effect that ASU 2016‑02 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables. For public entities, the new standard is effective for annual periods beginning after December 15, 2019, including interim periods within that annual period. The Company is evaluating the effect that ASU 2016‑13 will have on its consolidated financial statements and related disclosures.

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

Summarized Discontinued Operations Financial Information

As the sale of the subsidiary occurred prior to September 30, 2018 there were no assets or liabilities of discontinued operations in the accompanying consolidated balance sheets for the years ended September 30, 2019 and 2018.

The following table summarizes the results of discontinued operations for the years ended September 30, 2019, and 2018.

	For the year ended
	September 30,	September 30,
	2019	2018

Sales	$—	$18,365
Cost of sales	—	15,843
Gross profit	—	2,522
Selling, general and administrative expenses	—	2,837
Operating loss	—	(315)
Other expenses	—	(95)
Loss before income taxes	—	(410)
Income tax expense	—	—
Loss from discontinued operations	$—	$(410)
Gain from sale of discontinued operations	—	16,838
Total income from discontinued operations	$—	$16,428

3.    Accounts and Long Term Receivable

Within accounts receivable and long term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 4 for financing through leases.  These receivables are included in Accounts Receivable and Long Term Receivable in the amount of $2.1 million and $5.0 million as of September 30, 2019. The long-term receivable carries a weighted interest rate of 6.9%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer. The Company did not finance any sales of hardware, software, or services in fiscal year 2018, except for agreements containing a lease which is described in Note 4.

There is not an allowance for credit losses nor impairments for accounts and long term receivables with a contractual maturity of over one year. There was also no activity in the allowance for credit losses of these receivables for the year ended September 30, 2019. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market.

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020	$2,502
2021	2,258
2022	1,880
2023	1,423
Total payments	8,063
Less: unearned income	976
Total, net of unearned income	$7,087

The current portion of $2.1 million is within accounts receivable. Total long term receivable was $5.3 million at September 30, 2019, which included $5.0 million from financing and $0.3 million that did not have a financing component. The $0.3 million was recorded as the contract it relates to is noncancelable.

4.    Investment in Lease

Investment in Lease, net

The Company enters into certain agreements where it supplies equipment to be used in a customer’s IT infrastructure in conjunction with the Company providing managed services. Agreements contain a lease because the customer has a right to use the equipment for a stated period of time. The leases are either a direct-financing or sales-type. At lease inception a lease receivable is recorded, which includes future minimum lease payments at present value using the implicit interest rate. Interest income is recognized on a monthly basis utilizing the effective-interest method. Interest income from leases is recorded in revenue as equipment leasing is part of the Company’s central operations.

A summary of components for the Company’s investment in lease, net is as follows:

	September 30, 2019	September 30, 2018
	(Amounts in thousands)
Investment in lease, gross	$889	$1,038
Unearned income	(105)	(228)
Total investment in lease, net	$784	$810
Current portion	$367	$246
Noncurrent portion	$417	$564

The schedule of future minimum lease payments receivable is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020	$451
2021	356
2022	67
2023	12
2024	3
Minimum lease payments including interest	$889
Amount representing interest	(105)
Minimum lease payments excluding interest	$784

5.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
Raw materials	$671	$1,098
Work-in-process	93	226
Finished goods	7,054	6,234
Total	$7,818	$7,558

6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss
	(Amounts in thousands)
Balance as of September 30, 2017	$(3,214)	$(6,949)	$(10,163)
Change in period	(1,132)	475	(657)
Tax effect of change in period	—	(5)	(5)
Balance as of September 30, 2018	$(4,346)	$(6,479)	$(10,825)
Change in period	(765)	(1,063)	(1,828)
Tax effect of change in period	—	60	60
Balance as of September 30, 2019	$(5,111)	$(7,482)	$(12,593)

The changes in the minimum pension liability are net of amortization of net loss of $127  thousand in 2019 and net gain of $151 thousand in 2018 included in net periodic pension cost.

7.     Income Taxes

The components of income before income tax and income tax (benefit) expense are comprised of the following:

	For the Years Ended
	September 30,
	2019	2018
	(Amounts in thousands)
Income before income tax:
U.S.	$(663)	$(1,077)
Foreign	221	(29)
	$(442)	$(1,106)
Income tax (benefit) expense:
Current:
Federal	$(141)	$771
State	122	47
Foreign	—	—
	(19)	818
Deferred:
Federal	(73)	259
State	21	(118)
Foreign	—	(77)
	(52)	64
	$(71)	$882

As of September 30, 2019, management assessed the positive and negative evidence in the U.S. operations, and estimated we will have sufficient future taxable income to utilize the existing deferred tax assets, except for certain state net operating losses and tax credit carryforwards. Significant objective positive evidence included the cumulative profits that we realized over the most recent years. This evidence enhances our ability to consider other subjective evidence such as our projections for future growth. Other factors we considered are the likelihood for new revenue from cyber security products, continued royalty income in future years, and our expectation that the TS segment will continue to be profitable in future years. On the basis of this evaluation, as of September 30, 2019, we have concluded that our U.S. deferred tax asset is more likely than not to be realized. It should be noted however, that the amount of the deferred tax asset realized could be adjusted in future years, if estimates of taxable income during the carryforward periods are reduced, or if objective negative evidence in the form of cumulative loses is present.

The recording and ultimate reversal of valuation allowances for our deferred tax asset requires significant judgment associated with past and projected performance. In assessing the realizability of deferred tax assets, we consider our taxable future earnings and the expected timing of the reversal of temporary differences. We recorded a valuation allowance which reduced the gross deferred tax asset to an amount that we believed was more likely than not to be realized because of the cumulative losses incurred in the U.K. in recent years, which represented sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

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

Reconciliation of federal statutory rate and income tax expense to the Company’s effective tax rate and actual income tax expense is as follows:

	For the Years Ended September 30,
	2019		2018
	(Dollar amounts in thousands)
Computed “expected” tax benefit	$(93)	21.0%	$(269)	24.3%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(73)	16.5%	(107)	9.7%
Foreign operations	(46)	10.4%	(70)	6.3%
Permanent differences	31	(7.0)%	(14)	1.3%
Change in valuation allowance	235	(53.2)%	118	(10.7)%
Deferred revenue	(48)	10.9%	—	—%
Impact of 965 one-time transition tax	—	—%	771	(69.7)%
Federal tax rate change	—	—%	588	(53.2)%
Payable true up	17	(3.8)%	—	—%
Uncertain tax liability adjustment	(41)	9.3%	11	(1.0)%
Research & development credit	(90)	20.4%	(125)	11.3%
Other items	37	(8.4)%	(21)	2.0%
Income tax (benefit) expense	$(71)	16.1%	$882	(79.7)%

For the years ended September 30, 2019 and 2018, temporary differences, which give rise to deferred tax assets (liabilities), are as follows:

	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
Deferred tax assets:
Pension	$1,378	$1,390
Intangibles	81	104
Other reserves and accruals	291	451
Inventory reserves and other	619	502
State credits, net of federal benefit	380	380
Federal and state net operating loss carryforwards	928	626
Foreign net operating loss carryforwards	1,393	1,489
Foreign exchange on intercompany loan	7	7
Depreciation and amortization	(232)	(396)
Gross deferred tax assets	4,845	4,553
Less: valuation allowance	(2,899)	(2,658)
Realizable deferred tax asset	1,946	1,895
Gross deferred tax liabilities	—	—
Net deferred tax assets	$1,946	$1,895

The deferred tax valuation allowance increased by approximately $241 thousand, which was primarily due to the U. S. valuation allowance on the deferred tax asset for certain state net operating losses carryover. In assessing the realizability of deferred tax assets, the Company considers its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was determined by assessing both positive and negative evidence whether it is more likely than not that deferred tax assets are realizable. Such assessment is done on a jurisdiction-by-jurisdiction basis. The Company's inability to project future profitability in certain states beyond fiscal year 2019 and the cumulative losses incurred in recent years in the U.K. represent sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures in 2018. The impact of the remeasurement of the Company’s US deferred tax assets and liabilities to 21% resulted in a tax expense of approximately $0.6 million consisting of a reduction of the Company’s net deferred tax asset. The Company recorded tax expense of approximately $0.8 million related to the deemed repatriation tax.

The Company’s used a blended U.S. statutory tax rate for fiscal 2018 of 24.28% and in fiscal 2019 the corporate tax rate was 21%.

As of September 30, 2019, and 2018, the Company had U.S. net operating loss carryforwards for federal purposes of approximately $2 million and $1 million, respectively, which are available to offset future taxable income with no expiration. The Company had U.S. net operating loss carryforwards for state purposes of approximately $4.8 million and $2.0 million, respectively, which are available to offset future taxable income through 2035.

As of September 30, 2019, the Company had other state tax credit carryforwards of $55 thousand available to reduce future state tax expense which has unlimited carryover status.

As of September 30, 2019, the Company concluded that a net increase of $241 thousand of the valuation allowances for the U.S. was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income in state jurisdictions and its near-term forecasts of future taxable income. The net increase in the Company’s valuation allowance of $241 thousand is to reserve for certain state net operating losses and state tax credit carryforwards that the Company believes will expire unused.

As of September 30, 2019, the Company had U.K. net operating loss carryforwards of approximately $8.2 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $11.0 million and $12.7 million at September 30, 2019 and 2018, respectively. The Company's is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. Taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2019, the total amount of uncertain tax liabilities was reversed since the statute of limitations have expired on the potential uncertain tax position.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended	For the Year Ended
	September 30, 2019	September 30, 2018
	(Amounts in thousands)
Balance, beginning of year	$220	$209
Accrued penalties and interest	13	11
Reversal for statute of limitations	(233)	—
Balance, end of period	$—	$220

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2015 through 2019, and believes that tax adjustments in any audited year will not be material.

8.     Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,397	7,574
Automobiles	98	101
	8,719	7,899
Less accumulated depreciation and amortization	(7,446)	(7,052)
Property, equipment and improvements, net	$1,273	$847

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $405 thousand and $506 thousand for the years ended September 30, 2019 and 2018, respectively.

9.     Acquired Intangible Assets

As of September 30, 2019 and 2018, intangible assets are as follows:

	September 30, 2019				September 30, 2018
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net
	(Amounts in thousands)
Customer list	5 years	$910	$873	$37	6 years	$910	$864	$46
Non-compete agreements	0 years	93	93	—	0 years	93	93	—
Developed technology	0 years	30	$30	$—	0 years	30	$30	$—
Trade name	0 years	140	$140	$—	0 years	140	$138	$2
Total		$1,173	$1,136	$37		$1,173	$1,125	$48

Amortization expense on these intangible assets was $11 thousand and $119 thousand for fiscal 2019 and 2018, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020	9
2021	9
2022	9
2023	9
2024	1
Total	$37

10.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2019	2018
	(Amounts in thousands)
Accounts payable	$13,495	$4,466
Commissions	359	312
Compensation and fringe benefits	992	1,836
Professional fees and shareholders’ reporting costs	369	308
Taxes, other than income	353	313
Warranty	105	108
Other	502	1,934
	$16,175	$9,277

11.     Note Payable

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer (see Note 3 for the disclosure related to the receivable). Payments are due each month and maturities are outlined in the tables below.

Fiscal year ending September 30:	(Amounts in thousands)
2020	$359
2021	359
2022	359
Total	1,077
Less: note discount	76
Total	$1,001

As of September 30, 2019	(Amounts in thousands)
Current	$359
Less: note discount	42
Note payable - current portion	$317

Noncurrent	$718
Less: note discount	34
Note payable - noncurrent portion	$684

12.     Product Warranties

Product warranty activity for the years ended September 30 was as follows:

	2019	2018
Balance at the beginning of the period	$107,538	$121,450
Accruals for warranties for products sold in the period	34,207	26,539
Fulfillment of warranty obligations	(37,007)	(40,451)
Balance at the end of the period	$104,738	$107,538

These amounts are within accounts payable and accrued expenses on the consolidated balance sheets.

13.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During 2019 an additional 300,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2019, there were 320,715 shares available to be granted under the 2015 Plan.  Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock incentive plans have a ten year life.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2016 through 2019, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the non-employee directors’ nonvested stock awards are four years,  three years and one year, respectively. The vesting period for the key employees’ awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2019 and 2018 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $792 thousand and $691 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
Cost of sales	$7	$5
Engineering and development	49	32
Selling, general and administrative	736	654
Total	$792	$691

For the year ended September 30, 2019, the Company granted 33,000 nonvested shares to certain key employees, 55,000 nonvested shares to certain officers including 35,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2018, the Company granted 12,000 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 to its Chief Executive Officer and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted.  All equity compensation awards granted for the years ended September 30, 2019 and September 30, 2018 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2019 and 2018 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2019.

The following tables provide summary data of stock option award activity:

			Weighted
		Weighted	Average	Aggregate
		average	Remaining	Intrinsic
	Number	exercise	Contractual	Value
	of Shares	price	Term	(in thousands)

Outstanding at September 30, 2017	9,376	4.49	—	—
Granted	—	$—	—	—
Expired	(1,250)	6.82	—	—
Forfeited	—	—	—	—
Exercised	(4,626)	4.67	—	—
Outstanding at September 30, 2018	3,500	$3.42	—	—
Granted	—	—	—	—
Expired	(500)	$2.99	—	—
Forfeited	—	—	—	—
Exercised	(1,000)	2.99	—	—
Outstanding at September 30, 2019	2,000	$3.75	.98 Years	$19
Exercisable at September 30, 2019	2,000	$3.75	.98 Years	$19
Vested and expected to vest at September 30, 2019	2,000	$3.75	.98 Years	$19

There were no stock options granted in the years ended September 30, 2019 and 2018. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2019 and 2018 was $8 thousand and $34 thousand, respectively.The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	grant date	Remaining	Intrinsic
	nonvested	Fair	Contractual	Value
	shares	Value	Term	(in thousands)

Nonvested shares outstanding at September 30, 2017	179,821	$8.64	2.23 Years	$1,987
Activity in 2018:
Granted	72,000	$11.83	—	—
Vested	(80,969)	$8.18	—	—
Forfeited	(16,500)	$8.90	—	—
Nonvested shares outstanding at September 30, 2018	154,352	$10.34	2.11 Years	$2,025
Activity in 2019:
Granted	108,000	$9.98	—	—
Vested	(68,867)	$10.39	—	—
Forfeited	(2,750)	$8.91	—	—
Nonvested shares outstanding at September 30, 2019	190,735	$10.12	2.21 Years	$2,560
Vested at September 30, 2019	400,700	$7.17	0.20 Years	$5,377
Vested and expected to vest at September 30, 2019	591,435	$8.12	0.85 Years	$7,937

As of September 30, 2019, there was $1.4  million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.50 years. The total fair value of shares vested during the years ended September 30, 2019 and 2018 was $716 thousand and $662 thousand, respectively.

14.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP"), which was ratified by a vote of the Company’s shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 29,238 and 22,895 shares for the two years ended September 30, 2019 and September 30, 2018, respectively.

15.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2019. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2019. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.2  million and $2.1 million as of September 30, 2019 and 2018, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2019	2018	2019	2018
Discount rate:	3.00%	4.00%	1.90%	2.90%
Expected return on plan assets:			3.40%	3.80%
Rate of compensation increase:			—%	—%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2019	2018	2019	2018
Discount rate:	4.00%	3.75%	1.90%	2.80%
Expected return on plan assets:			3.40%	3.70%
Rate of compensation increase:			—%	—%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year Ended September 30,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$362	$24	$386	$370	$25	$395
Expected return on plan assets	(327)	—	(327)	(312)	—	(312)
Amortization of net gain (loss)	149	(3)	146	170	(1)	169
Net periodic benefit cost	$184	$21	$205	$228	$24	$252

Post Retirement:
Service cost	$—	$34	$34	$—	$40	$40
Interest cost	—	53	53	—	47	47
Amortization of net loss	—	(20)	(20)	—	(18)	(18)
Net periodic cost	$—	$67	$67	$—	$69	$69

Pension:
Decrease in minimum liability included in other comprehensive income (loss)	$914	18	$932	$(462)	$(7)	$(469)
Post Retirement:
Decrease in minimum liability included in other comprehensive income (loss)	—	131	131	—	(6)	(6)
Total:
Decrease in minimum liability included in comprehensive income (loss)	$914	$149	$1,063	$(462)	$(13)	$(475)

The following table presents an analysis of the changes in 2019 and 2018 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2019			2018
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$12,874	$585	$13,459	$13,285	$677	$13,962
Service cost	—	—	—	—	—	—
Interest cost	362	24	386	370	25	395
Changes in actuarial assumptions	1,273	15	1,288	(165)	(7)	(172)
Foreign exchange impact	(772)	—	(772)	(364)	—	(364)
Benefits paid	(290)	(110)	(400)	(252)	(110)	(362)
Projected benefit obligation at end of year	$13,447	$514	$13,961	$12,874	$585	$13,459
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,270	$—	$8,270	$8,239	$—	$8,239
Actual gain on plan assets	194	—	194	291	—	291
Company contributions	545	110	655	227	110	337
Foreign exchange impact	(481)	—	(481)	(235)	—	(235)
Benefits paid	(290)	(110)	(400)	(252)	(110)	(362)
Fair value of plan assets at end of year	$8,238	$—	$8,238	$8,270	—	$8,270
Funded status \ net amount recognized	$(5,209)	$(514)	$(5,723)	$(4,604)	$(585)	$(5,189)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,318	$1,318	$—	$1,255	$1,255
Service cost	—	34	34	—	40	40
Interest cost	—	53	53	—	47	47
Changes in actuarial assumptions	—	111	111	—	(24)	(24)
Projected benefit obligation at end of year	$—	$1,516	$1,516	$—	$1,318	$1,318
Funded status \ net amount recognized	$—	$(1,516)	$(1,516)	$—	$(1,318)	$(1,318)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2019			2018
	Foreign	U.S.	Total	Foreign	U.S.	Total
	(Amounts in thousands)
Pension:
Accrued benefit liability	$(5,209)	$(514)	$(5,723)	$(4,604)	$(585)	$(5,189)
Deferred tax	—	15	15	(1)	22	21
Accumulated other comprehensive income	6,165	24	6,189	5,251	13	5,264
Net amount recognized	$956	$(475)	$481	$646	$(550)	$96
Post Retirement:
Accrued benefit liability	$—	$(1,516)	$(1,516)	$—	$(1,320)	$(1,320)
Deferred tax	—	41	41	—	93	93
Accumulated other comprehensive income (loss)	—	113	113	—	34	34
Net amount recognized	$—	$(1,362)	$(1,362)	$—	$(1,193)	$(1,193)
Total pension and post retirement:
Accrued benefit liability	$(5,209)	$(2,030)	$(7,239)	$(4,604)	$(1,904)	$(6,508)
Deferred tax	—	56	56	(1)	115	114
Accumulated other comprehensive income	6,165	137	6,302	5,251	47	5,298
Net amount recognized	$956	$(1,837)	$(881)	$646	$(1,742)	$(1,096)
Accumulated Benefit Obligation:
Pension	$(13,447)	$(514)	$(13,961)	$(12,874)	$(585)	$(13,459)
Post Retirement	—	(1,516)	(1,516)	—	(1,320)	(1,320)
Total accumulated benefit obligation	$(13,447)	$(2,030)	$(15,477)	$(12,874)	$(1,905)	$(14,779)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2019	2018
	(Amounts in thousands)
Current accrued benefit liability	$335	$340
Non-current accrued benefit liability	6,904	6,168
Total accrued benefit liability	$7,239	$6,508

As of September 30, 2019 and 2018, the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $6.3 million and $5.3 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2019, is approximately $229 thousand.

Contributions

The Company expects to contribute $0.4 million to its pension plans for fiscal 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2020	$401
2021	$408
2022	$441
2023	$475
2024	$514
Thereafter	$843

Plan Assets

At September 30, 2019, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $8.2 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.  In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2019				September 30, 2018
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$279	$279	$—	$—	$36	$36	$—	$—
Pooled funds	7,959	7,959	—	—	8,234	8,234	—	—
Total plan assets	$8,238	$8,238	$—	$—	$8,270	$8,270	$—	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $178 thousand and $204 thousand for the years ended September 30, 2019 and 2018, respectively.

16.    Lines of Credit

As of September 30, 2018, the Company maintained a line of credit that allows for borrowings of up to $1.0 million. Availability under the facility was reduced by outstanding borrowings thereunder. The interest rates on outstanding borrowings was London Inter-Bank Offer Rate ("LIBOR") plus 2.5%, with a floor of 4%. Borrowings under the credit agreements are required to be repaid on demand in certain circumstances, upon termination of the agreements, or may be prepaid by the Company without penalty. The Company had no amounts outstanding under the line of credit during the fiscal year ending September 30, 2018. This line of credit closed during fiscal year 2019.

As of September 30, 2019 and September 30, 2018, the Company also maintained an inventory line of credit that may be used by the TS segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. In fiscal year 2019, HPP gained access to this inventory line of credit, but did not use it in fiscal year 2019. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2,  (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1.  As of September 30, 2019 and September 30, 2018, Company borrowings under the inventory line of credit were $2.5 million and $3.2 million, respectively, and the Company was in compliance with all covenants.

17.    Commitments and Contingencies

Operating Leases

The Company occupies office space under lease agreements expiring at various dates during the next two years, which all have renewal options and escalation clauses. The leases are classified as operating leases and provide for the payment of real estate taxes, insurance, utilities and maintenance. The Company also leases equipment under lease agreements expiring at various dates during the next four years.

The Company was obligated under non-cancelable operating leases with an initial term in excess of one year as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020	$475
2021	173
2022	58
2023	43
Total	$749

Occupancy expenses under the operating leases approximated $0.7 million in 2019 and $0.8 million in 2018.

Capital Leases

The Company leases equipment under agreements  expiring at various times during the next four years. The Company has the capital lease obligation within its consolidated balance sheets. The current portion of $0.4 million is within accounts payable and accrued expenses and the long-term portion of $0.3 million is included in other long term liabilities. The assets acquired under the capital leases were sub-leased to a customer. See Investment in Lease Note 4.

The Company was obligated under non-cancelable capital leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020	$363
2021	285
2022	51
2023	5
Minimum lease payments including interest	$704
Amount representing interest	(46)
Minimum lease payments excluding interest	$658

Common Stock Repurchase

From time to time the Company’s Board of Directors passes resolutions to authorize the Company to purchase shares of its outstanding common stock. The Company did not repurchase any shares during the years ended years ended September 30, 2019 and 2018. As of September 30, 2019, the Company is authorized to repurchase an additional 201 thousand shares pursuant to such resolutions.

18.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$6,406	$4,936	$54,675	$59,611	$66,017
Service	1,496	380	11,168	11,548	13,044
Total sales	7,902	5,316	65,843	71,159	79,061
Income (loss) from operations	(3,085)	(62)	2,321	2,259	(826)
Total assets	11,548	10,530	37,291	47,821	59,369
Capital expenditures	310	6	516	522	832
Depreciation and amortization	230	6	180	186	416

2018
Sales:
Product	$7,014	$7,501	$45,146	$52,647	$59,661
Service	3,465	606	9,184	9,790	13,255
Total sales	10,479	8,107	54,330	62,437	72,916
Income (loss) from operations	(2,777)	(475)	1,651	1,176	(1,601)
Total assets	14,869	13,854	26,552	40,406	55,275
Capital expenditures	99	1	338	339	438
Depreciation and amortization	243	7	375	382	625

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense. All intercompany transactions have been eliminated.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2019 and 2018. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2019	Americas	Europe	Asia	Total	Total
	(Amounts in thousands)
TS	$67,228	$3,285	$646	$71,159	90%
HPP	5,294	771	1,837	7,902	10%
Total	$72,522	$4,056	$2,483	$79,061	100%
% of Total	92%	5%	3%	100%
2018
TS	$52,034	$9,059	$1,344	$62,437	86%
HPP	8,424	1,266	789	10,479	14%
Total	$60,458	$10,325	$2,133	$72,916	100%
% of Total	83%	14%	3%	100%

Substantially all Americas amounts are United States.

Long-lived assets by geographic location at years ended September 30, 2019 and 2018 were as follows:

	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
North America	$1,270	$844
Europe	3	3
Totals	$1,273	$847

Deferred tax assets by geographic location at years ended September 30, 2019 and 2018 were as follows:

	September 30,	September 30,
	2019	2018
	(Amounts in thousands)
North America	$1,946	$1,895
Europe	—	—
Totals	$1,946	$1,895

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended years ended September 30, 2019 and 2018.

	For the years ended
	September 30, 2019		September 30, 2018
		% of		% of
	Amount	Revenues	Amount	Revenues
	(Amounts in millions)
Customer A	$3.8	5%	$7.5	10%
Customer B	$10.2	13%	$1.1	3%

In addition, accounts receivable from Customer A totaled approximately $0.3 million, or 1%, and approximately $1.1 million, or 9%, of total consolidated accounts receivable as of September 30, 2019 and September 30, 2018, respectively. Accounts receivable and long term receivable from Customer B totaled approximately $7.4 million, or 36%, and approximately $0.2 million, or 2%, of total consolidated accounts receivable as of September 30, 2019 and September 30, 2018, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with these customers as of September 30, 2019. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2019.

19.    Fair Value Disclosures

Under the fair value standards fair value is based on the exit price and defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement should reflect all the assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy is established in the authoritative guidance outlined in three levels ranking from Level 1 to level 3 with Level 1 being the highest priority.

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 15) or non-recurring basis as of September 30, 2019 or September 30, 2018.

To estimate fair value of the financial instruments below quoted market prices are used when available and classified within Level 1. If this data is not available, we use observable market based inputs to estimate fair value, which are classified within Level 2. If the preceding information is unavailable, we use internally generated data to estimate fair value which is classified within Level 3.

	As of September 30, 2019		As of September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference
	(Amounts in thousands)
Assets:
Cash and cash equivalents	$18,099	$18,099	$25,107	$25,107	1	Consolidated Balance Sheets
Accounts & long term receivable*	7,087	7,087	—	—	3	Note 3
Liabilities:
Note payable	1,001	1,001	—	—	2	Note 11

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Note Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at September 30, 2019, and 2018.

20.    Dividend

For the years ended September 30, 2019 and 2018, the Company declared and paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2018	12/19/2017	12/29/2017	1/16/2018	$0.11
2018	2/12/2018	2/28/2018	3/16/2018	$0.11
2018	5/9/2018	5/31/2018	6/15/2018	$0.11
2018	8/13/2018	8/31/2018	9/14/2018	$0.15
2019	12/27/2018	1/7/2019	1/22/2019	$0.15
2019	2/12/2019	2/28/2019	3/14/2019	$0.15
2019	5/8/2019	5/31/2019	6/14/2019	$0.15
2019	8/7/2019	8/30/2019	9/13/2019	$0.15