Form 10-Q
period 2019-12-31
CSP INC /MA/
filed 2020-02-12
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐.

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

As of February 7, 2020, the registrant had 4,238,596  shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,627	$18,099
Accounts receivable, net of allowances of $160 and $138	12,470	15,114
Investment in lease, net-current portion	383	367
Inventories	5,507	7,818
Refundable income taxes	555	487
Other current assets	4,546	4,649
Total current assets	41,088	46,534

Property, equipment and improvements, net	1,356	1,273
Operating lease right-of-use assets	2,288	—
Intangibles, net	35	37
Investment in lease, net-less current portion	319	417
Long-term receivable	5,258	5,328
Deferred income taxes	1,947	1,946
Cash surrender value of life insurance	3,808	3,718
Other assets	149	116
Total assets	$56,248	$59,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,112	$16,175
Line of credit	871	2,459
Notes payable - current portion	694	317
Deferred revenue	1,433	741
Pension and retirement plans	349	335
Total current liabilities	14,459	20,027
Pension and retirement plans	7,275	6,904
Notes payable - noncurrent portion	1,838	684
Operating lease liabilities - noncurrent portion	1,679	—
Income taxes payable	694	694
Other noncurrent liabilities	505	632
Total liabilities	26,450	28,941

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,154 and 4,154 shares, respectively	42	42
Additional paid-in capital	15,940	15,733
Retained earnings	26,083	27,246
Accumulated other comprehensive loss	(12,267)	(12,593)
Total shareholders’ equity	29,798	30,428
Total liabilities and shareholders’ equity	$56,248	$59,369

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31,	December 31,
	2019	2018
Sales:
Product	$13,222	$15,711
Services	3,350	3,269
Total sales	16,572	18,980

Cost of sales:
Product	11,318	13,212
Services	1,223	1,419
Total cost of sales	12,541	14,631

Gross profit	4,031	4,349

Operating expenses:
Engineering and development	672	745
Selling, general and administrative	3,761	3,589
Total operating expenses	4,433	4,334
Operating (loss) income	(402)	15

Other income (expense):
Foreign exchange (loss) gain	(335)	7
Interest expense	(57)	(27)
Interest income	173	55
Other income, net	11	2
Total other income (expense)	(208)	37
(Loss) income before income taxes	(610)	52
Income tax (benefit) expense	(70)	2
Net (loss) income	(540)	50
Net (loss) income attributable to common stockholders	$(540)	$48

Net (loss) income per share – basic	$(0.14)	$0.01
Weighted average shares outstanding – basic	3,963	3,868
Net (loss) income per share – diluted	$(0.14)	$0.01
Weighted average shares outstanding – diluted	3,963	3,966

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2019	2018
Net (loss) income	$(540)	$50
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	326	(170)
Other comprehensive gain (loss)	326	(170)
Total comprehensive loss	$(214)	$(120)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2019 and 2018:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the three months ended December 31, 2018:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09*	—	—	—	158	—	158
Net income	—	—	—	50	—	50
Other comprehensive loss	—	—	—	—	(170)	(170)
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	178	—	—	178
Cash dividends declared on common stock ($0.15 per share)	—	—	—	(603)	—	(603)
Balance as of December 31, 2018	4,018	$41	$14,842	$29,531	$(10,995)	$33,419

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the three months ended December 31, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(540)	—	(540)
Other comprehensive gain	—	—	—	—	326	326
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	205	—	—	205
Cash dividends declared on common stock ($0.15 per share)	—	—	—	(623)	—	(623)
Balance as of December 31, 2019	4,154	$42	$15,940	$26,083	$(12,267)	$29,798

* As of October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2019	2018
Cash flows used in operating activities:
Net (loss) income	$(540)	$50

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	123	101
Amortization of intangibles	2	5
Loss on sale of fixed assets, net	1	—
Foreign exchange loss (gain)	335	(7)
Non-cash changes in accounts receivable	20	2
Non-cash changes in inventories	116	125
Non-cash lease expense	164	—
Stock-based compensation expense on stock options and restricted stock awards	205	178
Deferred income taxes	(1)	(99)
Increase in cash surrender value of life insurance	(30)	(28)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,718	(4,128)
Decrease in life insurance receivable	—	256
Decrease in inventories	2,199	629
(Increase) decrease in refundable income taxes	(68)	109
Increase in operating right-of-use assets	(2,288)	—
Decrease (increase) in other assets	80	(703)
Decrease in investment in lease	82	57
Decrease in long-term receivable	70	—
(Decrease) increase in accounts payable and accrued expenses	(6,451)	141
Increase in operating lease liabilities	2,320	—
Increase (decrease) in deferred revenue	691	(247)
Increase (decrease) in pension and retirement plans liabilities	9	(78)
Increase (decrease) in income taxes payable	—	(13)
(Decrease) increase in other long-term liabilities	(127)	101
Net cash used in operating activities	(370)	(3,549)

Cash flows used in investing activities:
Life insurance premiums paid	(60)	—
Purchases of property, equipment and improvements	(207)	(233)
Net cash used in investing activities	(267)	(233)

Cash flows used in financing activities:
Net borrowings under line-of-credit agreement	(1,588)	(410)
Proceeds from debt	2,037	—
Repayments on debt	(506)	—
Principal payments on finance leases	(78)	(70)
Proceeds from issuance of shares under equity compensation plans	2	3
Net cash used in financing activities	(133)	(477)
Effects of exchange rate on cash	298	(192)
Net decrease in cash and cash equivalents	(472)	(4,451)
Cash and cash equivalents beginning of period	18,099	25,107
Cash and cash equivalents at end of period	$17,627	$20,656

Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$111	$67
Non-cash accrual of dividend payable	$623	$603

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Organization and Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was incorporated in 1968 and is based in Lowell, Massachusetts. CSPi and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, purpose built network adapters, and high-performance cluster computer systems to meet the diverse requirements of its commercial and defense customers worldwide. The Company operates in two segments, its Technology Solutions (“TS”) segment and High Performance Products (“HPP”) segment.

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

2.            Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, right-of-use assets and lease liabilities, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

3.            Recent Accounting Pronouncements

Accounting standards adopted in fiscal year 2020

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements, which excludes leases that meet the definition of a short-term lease. The Company adopted this standard on October 1, 2019 using a modified retrospective transition method with an adjustment to the Consolidated Balance Sheet’s assets and liabilities with no adjustment to prior period. Additionally, prior comparative periods were not restated. A package of three practical expedients that is applicable to all leases as lessee or lessor was adopted. This includes not reassessing whether any expired or existing contracts are or contain leases, not reassessing lease classification for any expired or existing leases, and not reassessing initial direct cost for any existing lease under ASC Topic 840. The Company also elected the practical expedient as a lessee to not separate lease and non-lease components for operating leases. The statement of operations for the three month period ended December 31, 2019 was not materially affected. However, there was a material impact on the Company’s consolidated balance sheet as of December 31, 2019 due to the recognition of right-of-use assets and lease liabilities for operating leases, which is shown in the following table:

	As reported	ASC 842	As of
	September 30, 2019	Adjustment	October 1, 2019
	(In thousands)
Assets:
Operating lease right-of-use assets	$—	$2,448	$2,448
Liabilities:
Accounts payable and accrued expenses	16,175	665	16,840
Operating lease liabilities - noncurrent portion	—	1,783	1,783

In February 2018, the FASB issued ASU 2018‑02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Beginning October 1, 2019, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, an amendment of the FASB Accounting Standards Codification. Under this ASU companies will no longer be required to value non-employee awards differently from employee awards, but the accounting remains different for attribution and a contractual term election for valuing nonemployee equity share options. Equity-classified awards to nonemployees will now be measured at the grant date using fair value of the equity instruments the company is obligated to issue and recognition is associated with the probable outcome. Awards are subsequently measured using stock compensation guidance unless they are modified after the nonemployee stops providing goods or services. Existing disclosure requirements within the stock compensation guidance also apply to nonemployee awards. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. Beginning October 1, 2019, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements.

New accounting standards not adopted as of December 31, 2019

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

4.            Revenue

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

Revenue generated from managed services is recognized over the term of the contract. Certain managed services contracts include financing of hardware and software. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease component includes hardware, which is subject to ASC 842, Leases. The non-lease components are subject to ASC 606.

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

The following policies are applicable to our major categories of segment revenue transactions:

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, professional services, third-party service contracts, maintenance contracts, managed services, and financing of hardware and software. Financing revenue pertaining to the portion of an arrangement containing a lease is recognized in accordance with ASC 842. Financing revenue related to the lease is recorded in revenue as equipment leasing is part of the Company’s operations.

Third-party service contracts are evaluated to determine whether such service revenue should be recorded as gross or net sales and whether over time or at point in time.

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer and Myricom product lines.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products’ functionality, and post contract maintenance and support. Post contract maintenance and support is considered immaterial in the context of the contract and therefore is not a separate performance obligation.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$767	$553	$11,876	$12,429	$13,196
Service	274	126	2,950	3,076	3,350
Finance *	—	—	26	26	26
Total sales	$1,041	$679	$14,852	$15,531	$16,572

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2018
Sales:
Product	$1,733	$1,732	$12,209	$13,941	$15,674
Service	293	70	2,906	2,976	3,269
Finance *	—	—	37	37	37
Total sales	$2,026	$1,802	$15,152	$16,954	$18,980

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.0 million and $0.6 million as of December 31, 2019 and September 30, 2019, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of December 31, 2019 and September 30, 2019. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $1.4 million and $0.7 million as of December 31, 2019 and September 30, 2019, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.3 million and $0.3 million as of December 31, 2019 and September 30, 2019. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the year ended September 30, 2019 that was included in contract liabilities as of the beginning of the period was $0.3 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340‑40‑25‑4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets for the periods ended December 31, 2019 and September 30, 2019. The portion of current capitalized costs was $84 thousand and $85 thousand as of December 31, 2019 and September 30, 2019, respectively. There are no non-current capitalized costs on the consolidated balance sheets. The amount of incremental costs amortized for the three months ended December 31, 2019 was $78 thousand. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three months ended December 31, 2019.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the account other current assets and noncurrent are in other assets on the consolidated balance sheets. The portion of current capitalized costs was $13 thousand and $47 thousand as of December 31, 2019 and September 30, 2019, respectively. The portion of noncurrent capitalized costs was $31 thousand as of December 31, 2019 and there were not any as of September 30, 2019. The amount of fulfillment costs amortized for three months ended December 31, 2019 was $3 thousand. This is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. There are certain contracts that do contain a financing component. See Note 6 to the consolidated financial statements for additional information. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations less than one year being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019 is mainly related to managed service contracts and is set forth in the table below:

(Amounts in thousands)
Fiscal 2020 (remaining 9 months)	$1,700
Fiscal 2021	1,316
Fiscal 2022	602
Fiscal 2023	191
Fiscal 2024	30
$3,839

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the three months ended
	December 31,	December 31,
	2019	2018

Net (loss) income	(540)	50
Less: net income attributable to nonvested common stock	—	2
Net (loss) income attributable to common stockholders	$(540)	$48

Weighted average total shares outstanding – basic	3,963	4,018
Less: weighted average non–vested shares outstanding	—	150
Weighted average number of common shares outstanding – basic	3,963	3,868
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	98
Weighted average common shares outstanding – diluted	3,963	3,966

Net (loss) income per share – basic	$(0.14)	$0.01
Net (loss) income per share – diluted	$(0.14)	$0.01

Non-vested restricted stock awards of 190,000 shares were excluded from the diluted loss per share calculation for the three months ended December 31, 2019, as there was a net loss and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8 for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $1.8 million and $5.0 million as of December 31, 2019. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.1 million and $5.0 million as of September 30, 2019. The receivables with a payment term exceeding one year carry a weighted interest rate of 6.9%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of December 31, 2019 or September 30, 2019. There was also no activity in the allowance for credit losses of these receivables for the three months ended December 31, 2019. There were no sales with a payment term of more than a year as of December 31, 2018. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market.

The amount of interest income earned from these agreements for the three months ended December 31, 2019 was $0.1 million which is recorded in Other income, net on the Consolidated Statements of Operations. There was no interest income earned for the three months ended December 31, 2018 as there were no arrangements with payment terms exceeding one year during the period.

Receivables whose payment terms exceed one year are placed on nonaccrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on nonaccrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal.

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (remaining 9 months)	$2,137
2021	2,258
2022	1,880
2023	1,423
Total payments	7,698
Less: unearned income	860
Total, net of unearned income	$6,838

7.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2019	2019
	(Amounts in thousands)
Raw materials	$771	$671
Work-in-process	203	93
Finished goods	4,533	7,054
Total	$5,507	$7,818

8.     Leases

Lessee

At the inception of an arrangement, CSP determines whether the arrangement contains a lease. This includes arrangements with goods and services to determine if there is an embedded lease. An arrangement containing a lease would allow the Company the right to control an implicitly or explicitly identified asset. If there is a lease in an arrangement, the classification is determined at inception of the arrangement. Certain leases may contain transfer of ownership or an option to purchase the underlying asset. The most relevant criterion for our lease classification is transfer of ownership, which if included in the arrangement makes the lease a finance lease rather than an operating lease.

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of December 31, 2019 that have not yet commenced.

Operating leases

The Company has operating leases for office space, data centers, and other information technology equipment under various leases. Operating lease right-of-use assets and liabilities are recognized at the commencement date using the present value of the fixed lease payments over the lease term. We do not have leases with variable consideration. The incremental borrowing rate is used in determining present value. Certain operating leases, primarily office space and IT equipment, have an option to extend the lease. Renewal periods related to certain lease agreements related to office buildings are included in the lease term for lease accounting.

The Company has operating lease agreements with lease components (e.g. fixed payments including rent, real estate taxes, and insurance costs) as well as non-lease components (e.g. common-area maintenance, colocation services). The Company has elected to account for lease and nonlease components as one single lease component for all classes of assets. Lease expense is recognized on a straight-line basis over the lease term.

Finance leases

The Company has finance leases for information technology equipment and subleases all this equipment (see Lessor section below for details). All finance leases transfer ownership to the Company, which meets the criterion to be a finance lease. Due to our finance leases being subleases, there is no finance right-of-use assets. However, there is a net investment in lease in the Consolidated Balance Sheets.

Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the three months ended December 31, 2019.

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of December 31, 2019 and October 1, 2019 (adoption date):

	Consolidated Balance Sheets Location	December 31, 2019	October 1, 2019
		(Amounts in thousands)	(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$2,288	$2,448

Lease receivable - current	Investment in lease, net-current portion	$383	$367
Lease receivable - noncurrent	Investment in lease, net-less current portion	319	417
Total lease receivable		$702	$784

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$685	$746
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	1,679	1,783
Total operating lease liabilities		$2,364	$2,529

Current finance lease liabilities	Accounts payable and accrued expenses	$338	$333
Non-current finance lease liabilities	Other noncurrent liabilities	240	326
Total finance lease liabilities		$578	$659

The components of lease costs for the three months ended December 31, 2019 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	December 31, 2019
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$13
Operating Lease:
Operating lease cost	Selling, general, and administrative	180
Short-term lease cost	Selling, general, and administrative	3
Total lease costs		$196
Less sublease interest income	Revenue	(26)
Total lease costs, net of sublease interest income		$170

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of December 31, 2019 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2020 (remaining 9 months)	$574	$273	$342
2021	619	285	356
2022	520	51	67
2023	439	5	12
2024	240	—	3
Thereafter	182	—	—
Total	$2,574	$614	$780
Less Imputed interest	(210)	(36)	(78)
Total	$2,364	$578	$702

Supplemental cash flow information related to leases for the three months ended December 31, 2019 is below:

Three months ended
December 31, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188
Operating cash flows from short-term leases	9
Operating cash flows from finance leases	13
Financing cash flows from finance leases	78
Lease assets obtained in exchange for new lease liabilities
Operating leases	4
Cash received from subleases	113

Information related to weighted averages of lease term and discount rate as of December 31, 2019 is below:

Weighted-average remaining lease term (years)	December 31, 2019
Operating leases	4.2
Finance leases	2.6

Weighted-average discount rate	December 31, 2019
Operating leases	4.0%
Finance leases	6.1%

Below are ASC 840 disclosures as previously reported in our Form 10-K for the year ended September 30, 2019:

Lessee

Operating Leases

The Company was obligated under non-cancelable operating leases with an initial term in excess of one year as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (full year)	$475
2021	173
2022	58
2023	43
Total	$749

Capital leases

The Company was obligated under non-cancelable capital leases as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (full year)	$363
2021	285
2022	51
2023	5
Minimum lease payments including interest	$704
Amount representing interest	(46)
Minimum lease payments excluding interest	$658

Lessor

A summary of components for the Company’s investment in lease, net is as follows:

September 30, 2019
(Amounts in thousands)
Investment in lease, gross	$889
Unearned income	(105)
Total investment in lease, net	$784
Current portion	$367
Noncurrent portion	$417

The schedule of future minimum lease payments receivable is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (full year)	$451
2021	356
2022	67
2023	12
2024	3
Minimum lease payments including interest	$889
Amount representing interest	(105)
Minimum lease payments excluding interest	$784

9.     Notes Payable

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables. Interest expense related to the notes for the three months ended December 31, 2019 was $30 thousand. There was no interest expense related to a note for the three months ended December 31, 2018 as there were no outstanding notes payable as of this date. Below are details of the notes payable.

	December 31, 2019	September 30, 2019
	(Amounts in thousands)
Current	$808	$359
Less: notes discount	114	42
Notes payable - current portion	$694	$317

Noncurrent	1,974	$718
Less: notes discount	136	34
Notes payable - noncurrent portion	$1,838	$684

10.            Pension and Retirement Plans

The Company’s operations have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S. All of the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2019			2018
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$66	$4	$70	$91	$6	$97
Expected return on plan assets	(74)	—	(74)	(77)	—	(77)
Amortization of past service costs	1	—	1
Amortization of net gain	48	1	49	38	(1)	37
Net periodic benefit cost	$41	$5	$46	$52	$5	$57

Post Retirement:
Service cost	$—	$10	$10	$—	$9	$9
Interest cost	—	12	12	—	13	13
Amortization of net gain	—	6	6	—	(5)	(5)
Net periodic cost	$—	$28	$28	$—	$17	$17

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2019				September 30, 2019
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$234	$234	$—	$—	$279	$279	$—	$—
Pooled funds	8,815	8,815	—	—	7,959	7,959	—	—
Total plan assets	$9,049	$9,049	$—	$—	$8,238	$8,238	$—	$—

11.            Income Taxes

The income tax benefit was $70 thousand for the three months ended December 31, 2019 compared to an income tax expense of $2 thousand in the same period of 2018. The U.K. did not have any income tax expense in the three month period of fiscal year 2019 due to benefits from the pension contribution.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2019	2019
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,785)	$(5,111)
Cumulative unrealized loss on pension liability	(7,482)	(7,482)
Accumulated other comprehensive loss	$(12,267)	$(12,593)

13.          Dividends

On December 10, 2019, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on January 15, 2020 to shareholders of record as of December 31, 2019, the record date.

14.          Fair Value of Financial Assets and Liabilities

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10) or non-recurring basis as of December 31, 2019 or September 30, 2019.

To estimate fair value of the financial instruments below, quoted market prices are used when available and classified within Level 1. If this data is not available, we use observable market-based inputs to estimate fair value, which are classified within Level 2. If the preceding information is unavailable, we use internally generated data to estimate fair value which is classified within Level 3.

	As of December 31, 2019		As of September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference
	(Amounts in thousands)
Assets:
Cash and cash equivalents	$17,627	$17,627	$18,099	$18,099	1	Consolidated Balance Sheets
Accounts & long-term receivable*	6,838	6,838	7,087	7,087	3	Note 6
Liabilities:
Note payable	2,532	2,532	1,001	1,001	2	Note 9

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Note Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at December 31, 2019 and September 30, 2019.

15.            Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2019 and December 31, 2018.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$767	$553	$11,902	$12,455	$13,222
Service	274	126	2,950	3,076	3,350
Total sales	$1,041	$679	$14,852	$15,531	$16,572
Income (loss) from operations	$(1,263)	$3	$858	$861	$(402)
Total assets	$10,496	$10,847	$34,905	$45,752	$56,248
Capital expenditures	34	—	173	173	207
Depreciation and amortization	58	3	64	67	125

2018
Sales:
Product	$1,733	$1,732	$12,246	$13,978	$15,711
Service	293	70	2,906	2,976	3,269
Total sales	$2,026	$1,802	$15,152	$16,954	$18,980
Income (loss) from operations	$(827)	$26	$816	$842	$15
Total assets	$14,059	$13,110	$27,426	$40,536	$54,595
Capital expenditures	203	—	30	30	233
Depreciation and amortization	53	2	51	53	106

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense (benefit). Non-operating expenses/income consists principally of investment income, interest income from transactions with payment terms exceeding one year (see note 6 for details), and interest expense. All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three months ended December 31, 2019 and 2018.

	For the three months ended December 31,
	2019		2018

	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$2.6	16%	$1.3	7%
Customer B	$1.8	11%	$1.0	5%

Accounts receivable and long term receivable combined from Customer B totaled approximately $5.6 million, or 32% and approximately $7.4 million, or 36% of total consolidated accounts receivable and long term receivable as of

December 31, 2019 and September 30, 2019. There were no other customers that were 10% or more of total consolidated accounts receivable and long term receivable as of December 31, 2019. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of December 31, 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, and the recent changes in the U.S. Tax laws. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to adoption of ASU No. 2016-02,  Leases Customers (ASC 842), our lease accounting policy has changed effective October 1, 2019 and is included in Note 8 of our unaudited consolidated financial statements included in Item 1 to the Quarterly Report on Form 10‑Q with effects of initial adoption in Note 3.

Results of Operations

Overview of the three months ended December 31, 2019

Our revenues decreased by approximately $2.4 million, or 13%, to $16.6 million for the three months ended December 31, 2019 as compared to $19.0 million for the three months ended December 31, 2018. The decrease in revenue is the result of a decrease of $1.4 million in our TS segment combined with a $1.0 million decrease in our HPP segment. Our gross margin percentage increased to 24% of revenues for the three months ended December 31, 2019 from 23% for the three months ended December 31, 2018. Operating income decreased by approximately $0.4 million from nearly no operating income for the three months ended December 31, 2018 to an operating loss of $0.4 million for the three months ended December 31, 2019, primarily as a result of decreased revenue of $2.4 million and increased selling, general, and administrative expenses of $0.2 million. Our provision for income tax was a tax benefit of $70 thousand for the three months ended December 31, 2019 as compared to a tax expense of $2 thousand for the three months ended

December 31, 2018.  The effective tax benefit rate for the current quarter is 11.5%. The effective tax benefit rate was low due in part to no tax benefit recorded for the U.K. for the foreign exchange loss.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

		%		%
	December 31, 2019	of sales	December 31, 2018	of sales
	(Dollar amounts in thousands)
Sales	$16,572	100%	$18,980	100%
Costs and expenses:
Cost of sales	12,541	75%	14,631	77%
Engineering and development	672	4%	745	4%
Selling, general and administrative	3,761	23%	3,589	19%
Total costs and expenses	16,974	102%	18,965	100%
Operating (loss) income	(402)	(2)%	15	—%
Other income (expense)	(208)	(1)%	37	—%
(Loss) income before income taxes	(610)	(3)%	52	—%
Income tax (benefit) expense	(70)	—%	2	—%
Net (loss) income	$(540)	(3)%	$50	—%

Revenues

Our revenues decreased by approximately $2.4 million to $16.6 million for the three months ended December 31, 2019 as compared to $19.0 million of revenues for the three months ended December 31, 2018. TS segment revenues decreased by $1.4 million, and HPP segment revenues decreased by $1.0 million.

TS segment revenue change was as follows for the three months ended December 31, 2019 and December 31, 2018:

			Increase
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$12,455	$13,978	$(1,523)	(11)%
Services	3,076	2,976	100	3%
Total	$15,531	$16,954	$(1,423)	(8)%

The decrease in TS segment product revenues of $1.5 million during the period was primarily the result of a decrease in product revenues of $0.3 million in our U.S. division combined with a $1.2 million decrease of product revenue in our U.K. division. The $0.3 million decrease in the U.S. division was primarily the result of a few major customers decreased sales during the period partially offset with a few major customers with increased sales. The $1.2 million decrease in the U.K. division product revenues was primarily the result of lower sales volume with one major customer during the period as compared to the prior period. There was an increase in TS segment service revenues of $0.1 million during the period, which was primarily due to approximately a  $0.1 million increase in the U.S. division service revenues. The U.S. division service revenues increase of $0.1 million was substantially the result of a $0.1 million increase in managed service contracts, an increase in third party maintenance and services revenues of $0.3 million, partially offset by a $0.3 million decrease in internal services.

HPP segment revenue change was as follows for the three months ended December 31, 2019 and 2018:

			Decrease
	2019	2018	$	%
	(Dollar amounts in thousands)
Products	$767	$1,733	$(966)	(56)%
Services	274	293	(19)	(6)%
Total	$1,041	$2,026	$(985)	(49)%

The HPP product revenues decreased by $1.0 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, primarily as a result of a decrease in Myricom product sales of $0.5 million and a decrease in sales of $0.5 million of Multicomputer products. The HPP services revenues remained relatively stable for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2019 and December 31, 2018:

					Increase (Decrease)
	2019	%	2018	%	$	%
	(Dollar amounts in thousands)
Americas	$15,839	96%	$17,406	92%	$(1,567)	(9)%
Europe	663	4%	1,156	6%	(493)	(43)%
Asia	70	—%	418	2%	(348)	(83)%
Totals	$16,572	100%	$18,980	100%	$(2,408)	(13)%

The $1.6 million decrease in revenue to the Americas is primarily the result of decreased sales by our TS segment of $0.8 million combined with decreased sales by our HPP segment of $0.8 million. The $0.5 million decrease in revenue to Europe is primarily the result of decreased sales by our TS segment of $0.3 million combined with a decrease in revenue by our HPP segment of $0.2 million. The $0.3 million decrease in revenue to Asia is primarily the result of decreased sales by our U.K. division.

Gross Margins

Our gross margin ("GM") decreased by $0.3 million to $4.0 million for the three months ended December 31, 2019 as compared to a gross margin of approximately $4.3 million for the three months ended December 31, 2018. The GM as a percentage of revenue increased to 24% for the three months ended December 31, 2019, from 23% for the three months ended December 31, 2018.

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
TS	$3,524	23%	$3,380	20%	$144	3%
HPP	507	49%	969	48%	(462)	1%
Total	$4,031	24%	$4,349	23%	$(318)	1%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,627	13%	$1,808	13%	$(181)	—%
Services	1,897	62%	1,572	53%	325	9%
Total	$3,524	23%	$3,380	20%	$144	3%

The overall TS segment gross margin as a percentage of sales increased to 23% for the three month period ended December 31, 2019 from 20% for the three month period ended December 31, 2018. The overall TS segment gross margin as a percentage of sales increase was primarily due to an increased service revenue relative to product revenue.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$277	36%	$691	40%	$(414)	(4)%
Services	230	84%	278	95%	(48)	(11)%
Total	$507	49%	$969	48%	$(462)	1%

The overall HPP segment gross margin as a percentage of sales increased to 49% for the three months ended December 31, 2019 from 48% for the three months ended December 31, 2018.  The 1%  increase in gross margin as a percentage of sales in the HPP segment was primarily attributed to the gross margin from services increasing relative to products. The overall margin from products decreased primarily due to a revenue decrease.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained consistent at $0.7 million for the three months ended December 31, 2019 and 2018. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
		% of		% of	$ Increase	% Increase
	2019	Total	2018	Total	(Decrease)	(Decrease)
	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,663	71%	$2,538	71%	$125	5%
HPP segment	1,098	29%	1,051	29%	47	4%
Total	$3,761	100%	$3,589	100%	$172	5%

SG&A expenses increased $0.2 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The HPP segment SG&A expenses remained relatively stable with increases in payroll expenses, partially offset by legal, audit and consulting related expenses. The $0.1 million increase in TS segment SG&A expenses was primarily the result of an increase in variable compensation of $0.1 million in the U.S. division.

Other Income/Expenses

The following table details other income (expense) for the three months ended December 31, 2018 and 2018:

	For the three months ended
			Increase
	December 31, 2019	December 31, 2018	(Decrease)
	(Amounts in thousands)
Interest expense	$(57)	$(27)	$(30)
Interest income	173	55	118
Foreign exchange (loss) gain	(335)	7	(342)
Other income, net	11	2	9
Total other income (expense), net	$(208)	$37	$(245)

The decrease in total other income (expense), net of $245 thousand for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 was primarily driven by an increase in the foreign exchange loss, partially offset by an increase in interest income. From September 30, 2019 to December 31, 2019 the British Pound significantly increased in strength relative to both the U.S. Dollar and the Euro. In consolidation, dollars and Euros are remeasured into the functional currency,  British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and nearly all of the foreign exchange loss is from a  Euro and U.S. Dollar bank account. We converted 200 thousand Euros into British Pounds and no U.S. Dollars were converted during the three months ended December 31, 2019.

The increase in interest income of $118 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 6) from the TS-US segment. These agreements were not present for the three month period ended December 31, 2018.

Income Taxes

Our provision for income tax was a tax benefit of $70 thousand for the three months ended December 31, 2019 as compared to a tax expense of $2 thousand for the three months ended December 31, 2018. The effective tax benefit rate for the current quarter is 11.5%. The effective tax benefit rate was low due in part to no tax benefit recorded for the U.K. for the foreign exchange loss.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $0.5 million to $17.6 million as of December 31, 2019 from $18.1 million as of September 30, 2019.

Our significant sources of cash for the three months ended December 31, 2019 included a decrease in accounts receivable of $2.7 million, a decrease in inventories of $2.2 million, and proceeds from debt of $2.0 million.

Our significant uses of cash for the three months ended December 31, 2019 included a decrease of accounts payable and accrued expenses of  $6.5 million, net payment on line of credit $1.6 million, and repayment of debt of $0.5 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.0 million as of December 31, 2019 consists of 2.6 million Euros, 0.2 million British Pounds, and 5.9 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within the financial statements.

As of September 30, 2019 and 2018 the Company maintained a line of credit primarily for inventory accessible both to the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents,  the cash generated from operations, and availability on our line of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for the foreseeable future.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019, (b) our Consolidated Statements of Income for the three months ended December 31, 2019 and 2018, (c) our Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2019 and 2018, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2019 and 2018, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 12, 2020	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 12, 2020	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer