Form 10-Q
period 2020-03-31
CSP INC /MA/
filed 2020-05-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2020

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

As of May 12, 2020, the registrant had 4,253,596 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$18,099
Accounts receivable, net of allowances of $236 and $138	12,840	15,114
Investment in lease, net-current portion	399	367
Inventories	6,430	7,818
Refundable income taxes	656	487
Other current assets	5,122	4,649
Total current assets	40,689	46,534

Property, equipment and improvements, net	1,270	1,273
Operating lease right-of-use assets	2,131	—
Intangibles, net	32	37
Investment in lease, net-less current portion	207	417
Long-term receivable	5,151	5,328
Deferred income taxes	—	1,946
Cash surrender value of life insurance	3,884	3,718
Other assets	147	116
Total assets	$53,511	$59,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,435	$16,175
Line of credit	1,584	2,459
Notes payable - current portion	703	317
Deferred revenue	1,379	741
Pension and retirement plans	337	335
Total current liabilities	14,438	20,027
Pension and retirement plans	6,952	6,904
Notes payable - noncurrent portion	1,771	684
Operating lease liabilities - noncurrent portion	1,529	—
Income taxes payable	—	694
Other noncurrent liabilities	379	632
Total liabilities	25,069	28,941

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,254 and 4,154 shares, respectively	43	42
Additional paid-in capital	16,300	15,733
Retained earnings	24,668	27,246
Accumulated other comprehensive loss	(12,569)	(12,593)
Total shareholders’ equity	28,442	30,428
Total liabilities and shareholders’ equity	$53,511	$59,369

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Sales:
Product	$12,296	$13,603	$25,518	$29,314
Services	3,799	2,747	7,149	6,016
Total sales	16,095	16,350	32,667	35,330

Cost of sales:
Product	10,245	11,371	21,563	24,583
Services	1,367	1,233	2,590	2,652
Total cost of sales	11,612	12,604	24,153	27,235

Gross profit	4,483	3,746	8,514	8,095

Operating expenses:
Engineering and development	716	781	1,388	1,526
Selling, general and administrative	3,910	3,736	7,671	7,325
Total operating expenses	4,626	4,517	9,059	8,851
Operating loss	(143)	(771)	(545)	(756)

Other income (expense):
Foreign exchange gain (loss)	479	(37)	144	(30)
Interest expense	(55)	(22)	(112)	(49)
Interest income	163	66	336	121
Other income, (expense) net	(7)	3	4	5
Total other income (expense)	580	10	372	47
Income (loss) before income taxes	437	(761)	(173)	(709)
Income tax expense (benefit)	1,169	(142)	1,099	(140)
Net loss	$(732)	$(619)	$(1,272)	$(569)
Net loss attributable to common stockholders	$(732)	$(619)	$(1,272)	$(569)

Net loss per share – basic	$(0.18)	$(0.15)	$(0.32)	$(0.15)
Weighted average shares outstanding – basic	4,036	4,015	3,999	3,898
Net loss per share – diluted	$(0.18)	$(0.15)	$(0.32)	$(0.15)
Weighted average shares outstanding – diluted	4,036	4,015	3,999	3,898

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Net loss	$(732)	$(619)	$(1,272)	$(569)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(302)	172	24	2
Other comprehensive gain (loss)	(302)	172	24	2
Total comprehensive loss	$(1,034)	$(447)	$(1,248)	$(567)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and six months ended March 31, 2020 and 2019:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended March 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2019	4,154	$42	$15,940	$26,083	$(12,267)	$29,798
Net loss	—	—	—	(732)	—	(732)
Other comprehensive loss	—	—	—	—	(302)	(302)
Stock-based compensation	—	—	250	—	—	250
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Purchase of common stock	(6)	—	—	(43)	—	(43)
Cash dividends paid on common stock ($0.15 per share)	—	—	—	(640)	—	(640)
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended March 31, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2018	4,018	$41	$14,842	$29,531	$(10,995)	$33,419
Net loss	—	—	—	(619)	—	(619)
Other comprehensive gain	—	—	—	—	172	172
Stock-based compensation	—	—	206	—	—	206
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.15 per share)	—	—	—	(621)	—	(621)
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and six months ended March 31, 2020 and 2019:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the six months ended March 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,272)	—	(1,272)
Other comprehensive gain	—	—	—	—	24	24
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	455	—	—	455
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Purchase of common stock	(6)	—	—	(43)	—	(43)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,263)	—	(1,263)
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the six months ended March 31, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09*	—	—	—	158	—	158
Net loss	—	—	—	(569)	—	(569)
Other comprehensive gain	—	—	—	—	2	2
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	384	—	—	384
Restricted stock issuance	106	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,224)	—	(1,224)
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675

* As of October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31,	March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(1,272)	$(569)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	199
Amortization of intangibles	4	7
Loss on sale of fixed assets, net	9	—
Foreign exchange (gain) loss	(144)	30
Non-cash changes in accounts receivable	97	3
Non-cash changes in inventories	238	234
Non-cash lease expense	322	—
Stock-based compensation expense on stock options and restricted stock awards	455	384
Deferred income taxes	1,946	(99)
Increase in cash surrender value of life insurance	(51)	(54)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,206	(3,319)
Decrease in life insurance receivable	—	256
Decrease in inventories	1,149	1,464
Increase in refundable income taxes	(169)	(75)
Increase in operating right-of-use assets	(2,131)	—
Increase in other assets	(473)	(1,402)
Decrease in investment in lease	178	46
Decrease (increase) in long-term receivable	176	(956)
Decrease in accounts payable and accrued expenses	(6,421)	(1,573)
Increase in operating lease liabilities	2,076	—
Increase in deferred revenue	637	2,124
Increase (decrease) in pension and retirement plans liabilities	18	(531)
Decrease in income taxes payable	(694)	(15)
(Decrease) increase in other long-term liabilities	(252)	184
Net cash used in operating activities	(1,861)	(3,662)

Cash flows used in investing activities:
Life insurance premiums paid	(144)	(70)
Purchases of property, equipment and improvements	(240)	(268)
Net cash used in investing activities	(384)	(338)

Cash flows used in financing activities:
Dividends paid	(1,263)	(1,224)
Net payments under line-of-credit agreement	(874)	(1,641)
Proceeds from debt	2,037	—
Repayments on debt	(565)	—
Principal payments on finance leases	(157)	(136)
Purchase of common stock	(43)	—
Proceeds from issuance of shares under equity compensation plans	112	120
Net cash used in financing activities	(753)	(2,881)
Effects of exchange rate on cash	141	(38)
Net decrease in cash and cash equivalents	(2,857)	(6,919)
Cash and cash equivalents beginning of period	18,099	25,107
Cash and cash equivalents at end of period	$15,242	$18,188

Supplementary cash flow information:
Cash paid for income taxes	$16	$40
Cash paid for interest	$154	$67
Supplementary non-cash financing and investing activities:
Non-cash purchases of property and equipment	$—	$15

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

3.            Recent Accounting Pronouncements

Accounting standards adopted in fiscal year 2020

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements, which excludes leases that meet the definition of a short-term lease. The Company adopted this standard on October 1, 2019 using a modified retrospective transition method with an adjustment to the assets and liabilities on the Consolidated Balance Sheet with no adjustment to any prior period. Additionally, prior comparative periods were not restated. A package of three practical expedients that is applicable to all leases as lessee or lessor was adopted. This includes not reassessing whether any expired or existing contracts contain leases, not reassessing lease classification for any expired or existing leases, and not reassessing initial direct cost for any existing lease under ASC Topic 840. The Company also elected the practical expedient as a lessee to not separate lease and non-lease components for operating leases. The statement of operations for three and six months ended March 31, 2020 was not materially affected. However, there was a material impact on the Company’s consolidated balance sheet as of March 31, 2020 due to the recognition of right-of-use assets and lease liabilities for operating leases, which is shown in the following table:

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

New accounting standards not adopted as of March 31, 2020

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

Revenue generated from managed services is recognized over the term of the contract. Certain managed services contracts include financing of hardware and software. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease component includes hardware, which is subject to ASC 842, Leases. The non-lease components are subject to ASC 606,  Revenue from Contracts with Customers.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2020
Sales:
Product	$922	$184	$11,167	$11,351	$12,273
Service	553	84	3,162	3,246	3,799
Finance *	—	—	23	23	23
Total sales	$1,475	$268	$14,352	$14,620	$16,095

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$1,375	$1,888	$10,303	$12,191	$13,566
Service	239	95	2,413	2,508	2,747
Finance *	—	—	37	37	37
Total sales	$1,614	$1,983	$12,753	$14,736	$16,350

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2020
Sales:
Product	$1,689	$737	$23,043	$23,780	$25,469
Service	827	210	6,112	6,322	7,149
Finance *	—	—	49	49	49
Total sales	$2,516	$947	$29,204	$30,151	$32,667

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2019
Sales:
Product	$3,108	$3,620	$22,513	$26,133	$29,241
Service	532	165	5,319	5,484	6,016
Finance *	—	—	73	73	73
Total sales	$3,640	$3,785	$27,905	$31,690	$35,330

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

When product and services are sold together, the allocation of the transaction price to each performance obligation is calculated using a budgeted cost-plus margin approach. Due to the complex nature of these contracts, there is significant judgment in allocating the transaction price. These estimates are periodically reviewed by project managers, engineers, and other staff involved to ensure estimates are appropriate. For items sold separately, including hardware, software, professional services, maintenance contracts, other services, and third-party service contracts, there is no allocation as there is one performance obligation.

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.4 million and $0.6 million as of March 31, 2020 and September 30, 2019, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of March 31, 2020 and September 30, 2019. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $1.4 million and $0.7 million as of March 31, 2020 and September 30, 2019, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets.

The long-term portion of contract liabilities were $0.2  million and $0.3 million as of March 31, 2020 and September 30, 2019, respectively. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the three and six months ended March 31, 2020 that was included in contract liabilities as of the beginning of the period was insignificant and $0.3 million, respectively.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340‑40‑25‑4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. These costs are only capitalized if the contract is obtained. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the account other current assets on the consolidated balance sheets as of March 31, 2020 and September 30, 2019. The portion of current capitalized costs was $122 thousand and $85 thousand as of March 31, 2020 and September 30, 2019, respectively. There are no non-current capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one-year period. The amount of incremental costs amortized for the three and six months ended March 31, 2020 was $84 thousand and $162 thousand, respectively. The amount of incremental costs amortized for the three and six months ended March 31, 2019 was $56 thousand and $108 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and six months ended March 31, 2020.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the account other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs was $13 thousand and $47 thousand as of March 31, 2020 and September 30, 2019, respectively. The portion of noncurrent capitalized costs was $28 thousand as of March 31, 2020 and there were not any as of September 30, 2019. The amount of fulfillment costs amortized for three and six months ended March 31, 2020 was $6 thousand and $3 thousand, respectively. The amount of fulfillment costs amortized for three and six months ended March 31, 2019 was $3 thousand and $6 thousand, respectively. This is recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

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

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year and managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020 is mainly related to managed service contracts and is set forth in the table below:

(Amounts in thousands)
Fiscal 2020 (remaining 6 months)	$1,030
Fiscal 2021	1,316
Fiscal 2022	602
Fiscal 2023	191
Fiscal 2024	30
$3,169

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(Amounts in thousands except per share data)
Net loss	$(732)	$(619)	(1,272)	(569)
Less: net income attributable to nonvested common stock	—	—	—	—
Net loss attributable to common stockholders	$(732)	$(619)	$(1,272)	$(569)

Weighted average total shares outstanding – basic	4,036	4,015	3,999	3,898
Less: weighted average non–vested shares outstanding	—	—	—	—
Weighted average number of common shares outstanding – basic	4,036	4,015	3,999	3,898
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	—	—	—
Weighted average common shares outstanding – diluted	4,036	4,015	3,999	3,898

Net loss per share – basic	$(0.18)	$(0.15)	$(0.32)	$(0.15)
Net loss per share – diluted	$(0.18)	$(0.15)	$(0.32)	$(0.15)

Non-vested restricted stock awards of 204,000 and 197,000 shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2020, respectively. Non-vested restricted stock awards of 184,000 and 167,000 shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2019, respectively. This is because there was a net loss for these periods and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8 for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $1.9 million and $4.9 million as of March 31, 2020. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.1 million and $5.0 million as of September 30, 2019, respectively. The receivables with a payment term exceeding one year carry a weighted interest rate of 6.9%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of March 31, 2020 or September 30, 2019. There was no activity in the allowance for credit losses of these receivables for the three and six months ended March 31, 2020 and March 31, 2019, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from this type of agreement for the three and six months ended March 31, 2020 was $114 thousand and $230 thousand, respectively. The amount of interest income earned from this type of agreement for the three and six months ended March 31, 2019 was $1 thousand and $1 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (remaining 6 months)	$2,024
2021	2,258
2022	1,880
2023	1,423
Total payments	7,585
Less: unearned income	747
Total, net of unearned income	$6,838

7.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2020	2019
	(Amounts in thousands)
Raw materials	$828	$671
Work-in-process	477	93
Finished goods	5,125	7,054
Total	$6,430	$7,818

8.     Leases

Lessee

At the inception of an arrangement, the Company determines whether the arrangement contains a lease. This includes arrangements with goods and services to determine if there is an embedded lease. An arrangement containing a lease would allow the Company the right to control an implicitly or explicitly identified asset. If there is a lease in an arrangement, the classification is determined at inception of the arrangement. Certain leases may contain transfer of ownership or an option to purchase the underlying asset. The most relevant criterion for our lease classification is transfer of ownership, which if included in the arrangement makes the lease a finance lease rather than an operating lease.

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of March 31, 2020 that have not yet commenced.

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

The Company has operating lease agreements with lease components (e.g. fixed payments including rent, real estate taxes, and insurance costs) as well as nonlease components (e.g. common-area maintenance, colocation services). The Company has elected to account for lease and nonlease components as one single lease component for all classes of assets. Lease expense is recognized on a straight-line basis over the lease term.

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

Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the six months ended March 31, 2020.

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of March 31, 2020 and October 1, 2019 (adoption date):

	Consolidated Balance Sheets Location	March 31, 2020	October 1, 2019
		(Amounts in thousands)	(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$2,131	$2,448

Lease receivable - current	Investment in lease, net-current portion	$399	$367
Lease receivable - noncurrent	Investment in lease, net-less current portion	207	417
Total lease receivable		$606	$784

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$667	$746
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	1,529	1,783
Total operating lease liabilities		$2,196	$2,529

Current finance lease liabilities	Accounts payable and accrued expenses	$343	$333
Non-current finance lease liabilities	Other noncurrent liabilities	152	326
Total finance lease liabilities		$495	$659

The components of lease costs for three and six months ended March 31, 2020 are as follows:

		Three months ended	Six months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	March 31, 2020	March 31, 2020
		(Amounts in thousands)	(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$12	$25
Operating Lease:
Operating lease cost	Selling, general, and administrative	181	361
Short-term lease cost	Selling, general, and administrative	3	6
Total lease costs		$196	$392
Less sublease interest income	Revenue	(23)	(49)
Total lease costs, net of sublease interest income		$173	$343

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of March 31, 2020 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2020 (remaining 6 months)	$383	$181	$224
2021	619	285	356
2022	520	51	67
2023	439	5	12
2024	240	—	3
Thereafter	182	—	—
Total	$2,383	$522	$662
Less Imputed interest	(187)	(27)	(56)
Total	$2,196	$495	$606

Supplemental cash flow information related to leases for the six months ended March 31, 2020 is below:

	Three months ended	Six months ended
	March 31, 2020	March 31, 2020
	(Amounts in thousands)	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$191	$379
Operating cash flows from short-term leases	10	19
Operating cash flows from finance leases	12	25
Financing cash flows from finance leases	79	157
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	4
Cash received from subleases	112	225

Information related to weighted averages of lease term and discount rate as of March 31, 2020 is below:

Weighted-average remaining lease term (years)	March 31, 2020
Operating leases	4.0
Finance leases	2.3

Weighted-average discount rate	March 31, 2020
Operating leases	4.0%
Finance leases	6.2%

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

9.     Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables. Interest expense related to the notes for the three and six months ended March 31, 2020 was $31  thousand and $63 thousand, respectively. There was no interest expense related to a note for three and six months ended March 31, 2019 as there were no outstanding notes payable as of this date. Below are details of the notes payable.

	March 31, 2020	September 30, 2019
	(Amounts in thousands)
Current	$808	$359
Less: notes discount	105	42
Notes payable - current portion	$703	$317

Noncurrent	1,884	$718
Less: notes discount	113	34
Notes payable - noncurrent portion	$1,771	$684

As of March 31, 2020 and September 30, 2019, the Company maintained an inventory line of credit with a borrowing capacity of $20.0 million that may be used by the TS and HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2020 and September 30, 2019, Company borrowings, all from the TS segment, under the inventory line of credit were $1.6 million and $2.5 million, respectively, and the Company was in compliance with all covenants. This line of credit also includes availability of a limited cash withdrawal of up to $1.5 million. As of March 31, 2020 and September 30, 2019 there were no cash withdrawals outstanding.

10.            Pension and Retirement Plans

The Company’s operations have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S. All the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended March 31,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$66	$4	$70	$92	$6	$98
Expected return on plan assets	(74)	—	(74)	(78)	—	(78)
Amortization of past service costs	2	—	2	—	—	—
Amortization of net gain (loss)	48	1	49	38	(1)	37
Net periodic benefit cost	$42	$5	$47	$52	$5	$57

Post Retirement:
Service cost	$—	$9	$9	$—	$9	$9
Interest cost	—	11	11	—	13	13
Amortization of net gain (loss)	—	6	6	—	(5)	(5)
Net periodic cost	$—	$26	$26	$—	$17	$17

	Six Months Ended March 31,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total
	(Amounts in thousands)
Pension:
Interest cost	$132	$8	$140	$183	$12	$195
Expected return on plan assets	(148)	—	(148)	(155)	—	(155)
Amortization of past service costs	4	—	4	—	—	—
Amortization of net gain (loss)	96	2	98	76	(2)	74
Net periodic benefit cost	$84	$10	$94	$104	$10	$114

Post Retirement:
Service cost	$—	$19	$19	$—	$17	$17
Interest cost	—	23	23	—	26	26
Amortization of net gain (loss)	—	12	12	—	(9)	(9)
Net periodic cost	$—	$54	$54	$—	$34	$34

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2020				September 30, 2019
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Cash on deposit	$179	$179	$—	$—	$279	$279	$—	$—
Pooled funds	7,928	7,928	—	—	7,959	7,959	—	—
Total plan assets	$8,107	$8,107	$—	$—	$8,238	$8,238	$—	$—

11.            Income Taxes

Income tax expense was $1.2 million for the three months ended March 31, 2020 compared to an income tax benefit of $142 thousand in the same period of 2019. The income tax expense for the six months ended March 31, 2020 was $1.1 million and the income tax benefit for the same period of the prior year was $140 thousand.

The current quarter and year to date income tax expense reflects the recording of a valuation allowance against deferred tax assets during the quarter, as the Company has concluded that it is more likely than not that a portion of its deferred tax assets will not be realized in light of recent results, the novel coronavirus (“COVID-19”) pandemic, and the resulting economic fallout. The current quarter and year to date income tax expense is net of federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to recover federal taxes paid in prior periods. The 2019 year to date income tax benefit reflected the benefit of prior year losses.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2020	2019
	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(5,087)	$(5,111)
Cumulative unrealized loss on pension liability	(7,482)	(7,482)
Accumulated other comprehensive loss	$(12,569)	$(12,593)

13.          Repurchase of Common Stock

On November 13, 2007, the Board of Directors authorized the Company to purchase 250 thousand shares of its outstanding common stock.  On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company's outstanding common stock at market price.

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. Pursuant to the aforementioned authorization, the Company repurchased 6 thousand shares of its outstanding common stock on the open market during the six months ended March 31, 2020. As of March 31, 2020, approximately 195 thousand shares remain authorized to repurchase under the stock repurchase program.

14.          Dividends

On February 12, 2020, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on March 13, 2020 to shareholders of record as of February 28, 2020, the record date.

On December 10, 2019, the Company’s board of directors declared a cash dividend of $0.15 per share which was paid on January 15, 2020 to shareholders of record as of December 31, 2019, the record date.

15.          Fair Value of Financial Assets and Liabilities

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10) or non-recurring basis as of March 31, 2020 or September 30, 2019.

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

	As of March 31, 2020		As of September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference
	(Amounts in thousands)
Assets:
Cash and cash equivalents	$15,242	$15,242	$18,099	$18,099	1	Consolidated Balance Sheets
Accounts & long-term receivable*	6,838	6,838	7,087	7,087	3	Note 6
Liabilities:
Notes payable	2,474	2,474	1,001	1,001	2	Note 9

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Notes Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at March 31, 2020 and September 30, 2019.

16.            Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2020 and 2019.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2020
Sales:
Product	$922	$184	$11,190	$11,374	$12,296
Service	553	84	3,162	3,246	3,799
Total sales	$1,475	$268	$14,352	$14,620	$16,095
Income (loss) from operations	$(1,024)	$(50)	$931	$881	$(143)
Total assets	$8,685	$10,757	$34,069	$44,826	$53,511
Capital expenditures	29	—	4	4	33
Depreciation and amortization	57	—	57	57	114

2019
Sales:
Product	$1,375	$1,888	$10,340	$12,228	$13,603
Service	239	95	2,413	2,508	2,747
Total sales	$1,614	$1,983	$12,753	$14,736	$16,350
Income (loss) from operations	$(1,093)	$106	$216	$322	$(771)
Total assets	$12,583	$13,222	$26,525	$39,747	$52,330
Capital expenditures	37	—	—	—	37
Depreciation and amortization	55	1	44	45	100

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total
	(Amounts in thousands)
2020
Sales:
Product	$1,689	$737	$23,092	$23,829	$25,518
Service	827	210	6,112	6,322	7,149
Total sales	$2,516	$947	$29,204	$30,151	$32,667
Income (loss) from operations	$(2,287)	$(47)	$1,789	$1,742	$(545)
Total assets	$8,685	$10,757	$34,069	$44,826	$53,511
Capital expenditures	63	—	177	177	240
Depreciation and amortization	115	3	121	124	239

2019
Sales:
Product	$3,108	$3,620	$22,586	$26,206	$29,314
Service	532	165	5,319	5,484	6,016
Total sales	$3,640	$3,785	$27,905	$31,690	$35,330
Income (loss) from operations	$(1,920)	$132	$1,032	$1,164	$(756)
Total assets	$12,583	$13,222	$26,525	$39,747	$52,330
Capital expenditures	240	—	28	28	268
Depreciation and amortization	108	3	95	98	206

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

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and six months ended March 31, 2020 and 2019.

	For the three months ended March 31,				For the six months ended March 31,
	2020		2019		2020		2019

	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
	(Dollar amounts in millions)
Customer A	$0.5	3%	$1.7	11%	$3.1	10%	$3.0	9%
Customer B	$2.0	13%	$1.0	6%	$3.8	12%	$2.0	6%

Customer B totaled approximately $5.6 million, or 31% and approximately $7.4 million, or 36% of total consolidated accounts receivable and long-term receivable as of March 31, 2020 and September 30, 2019, respectively. There were no other customers that were 10% or more of total consolidated accounts receivable and long-term receivable as of March 31, 2020. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of March 31, 2020.

17.     Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

On April 17, 2020, CSP, Inc. and Modcomp, Inc., its wholly owned subsidiary (collectively, the “Borrowers”) each received a loan in the form of a promissory note from Paragon Bank (“Lender”) in the amounts of $827,000 and $1,353,600, respectively (the “SBA Loans”) under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”).  The SBA Loans have a two-year term and carry an annual fixed interest rate of 1%.

The SBA Loans provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to Lender or SBA, and adverse changes in the financial condition or business operations that Lender believes may materially affect Borrower’s ability to pay the SBA Loans.  The Borrowers did not provide any collateral or guarantees for the SBA Loans and the Borrowers may prepay the principal of the SBA Loans at any time without penalty.

The Borrowers may apply to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 8-week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including provisions of Section 1106 of the CARES Act. We intend to use the PPP Loan proceeds in accordance with the applicable SBA guidelines; however, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, and in this Form 10-Q. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent changes in the U.S. Tax laws, and the impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

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

Observations on effects of novel coronavirus (COVID-19)

On March 11, 2020, the World Health Organization characterized the novel coronavirus (COVID-19) outbreak as a pandemic. The outbreak has adversely affected the economies of the U.S., U.K., and other international markets and economies in which we operate. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic, national, state, and local governments have taken actions such as declaring a state of emergency, implementing social distancing guidelines, and shutting down certain businesses which are not considered essential in part or entirely. The Company has complied with such actions causing most employees to work remotely in all locations. Through the three and six months ended March 31, 2020 we did not experience a significant impact of coronavirus, as the actions of the national, state and local governments did not take place until the end of March 2020. Since the quarter ended March 31, 2020, the Company has seen significantly lower sales volume including both product and services. Due to the uncertainty of the pandemic, including but not limited to, regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 and the duration of such measures, the impact of any further spread of COVID-19, or the resurgence of COVID-19 in a given geographic region after it has hit its “peak,” at this time, we cannot make a reasonable estimate on how this will affect our business.

Please refer to Item 1A Risk Factors located in Part II Other Information in this Quarterly Report on Form 10-Q for discussion of the risks related to COVID-19 on our business, financial condition, and results of operations.

Results of Operations

Overview of the three months ended March 31, 2020

Our revenues decreased by approximately $0.3 million, or 2%, to $16.1 million for the three months ended March 31, 2020 as compared to $16.4 million for the three months ended March 31, 2019. The decrease in revenue is the result of a decrease of $0.1 million in our TS segment combined with a $0.2 million decrease in our HPP segment. Our gross margin percentage increased to 28% of revenues for the three months ended March 31, 2020 from 23% for the three months ended March 31, 2019. The increase is attributed to an increase in service revenue in both TS and HPP segments. Operating loss decreased by approximately $0.7 million from  a $0.8 million operating loss for the three months ended March 31, 2019 to an operating loss of $0.1 million for the three months ended March 31, 2020, primarily as a result of increased gross margin percentage as a percentage of revenue. Our provision for income tax was a tax expense of $1.2 million for the three months ended March 31, 2020 as compared to a tax benefit of $142 thousand for the three months ended March 31, 2019. The effective tax expense rate for the current quarter is 268%. The rate is high due to the recording of a valuation allowance against deferred tax assets during the quarter, as the Company has concluded that it is more likely than not that a portion of its deferred tax assets will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. The current quarter tax expense is net of federal tax benefits (“federal tax benefits”) anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act), to recover federal taxes paid in prior periods.  The recording of a valuation allowance against deferred tax assets is a non-cash expense and the federal tax benefits will result in a cash refund.

 The following table details our results of operations in dollars and as a percentage of sales for the three months ended:

		%		%
	March 31, 2020	of sales	March 31, 2019	of sales
	(Dollar amounts in thousands)
Sales	$16,095	100%	$16,350	100%
Costs and expenses:
Cost of sales	11,612	72%	12,604	77%
Engineering and development	716	4%	781	6%
Selling, general and administrative	3,910	24%	3,736	23%
Total costs and expenses	16,238	101%	17,121	106%
Operating loss	(143)	(1)%	(771)	(5)%
Other income	580	4%	10	—%
Income (loss) before income taxes	437	3%	(761)	(5)%
Income tax expense (benefit)	1,169	7%	(142)	(1)%
Net loss	$(732)	3%	$(619)	(4)%

Revenues

Our revenues decreased by approximately $0.3 million to $16.1 million for the three months ended March 31, 2020 as compared to $16.4 million of revenues for the three months ended March 31, 2019. TS segment revenues decreased by $0.1 million, and HPP segment revenues decreased by approximately $0.2 million.

TS segment revenue change was as follows for the three months ended March 31, 2020 and March 31, 2019:

			Increase (decrease)
	2020	2019	$	%
	(Dollar amounts in thousands)
Products	$11,374	$12,228	$(854)	(7)%
Services	3,246	2,508	738	29%
Total	$14,620	$14,736	$(116)	(1)%

The decrease in TS segment product revenues of $0.9 million during the period is primarily the result of a decrease in product revenues of $1.7 million in our U.K. division, partially offset by an increase in the U.S. division of $0.8 million. The $1.7 million decrease in the U.K. division product revenues is primarily the result of lower sales volume to one major customer during the period as compared to the prior year period. The $0.8 million increase in the U.S. division is primarily the result of a few major customers increased sales during the period partially offset with decreased sales to one major customer. There is an increase in TS segment service revenues of $0.7 million during the period, which is primarily due to an increase in the U.S. division service revenues. The U.S. division service revenues increase is substantially the result of a $0.7 million increase in managed service contracts, an increase in internal service and an increase in third party services revenues of $0.2 million, partially offset by a $0.2 million decrease in third party maintenance.

HPP segment revenue change was as follows for the three months ended March 31, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%
	(Dollar amounts in thousands)
Products	$922	$1,375	$(453)	(33)%
Services	553	239	314	131%
Total	$1,475	$1,614	$(139)	(9)%

The HPP product revenues decreased by $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of a decrease in Myricom product sales of $0.5 million. The HPP services revenues increased $0.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to increased royalties on high-speed processing boards related to the E2D program.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2020 and March 31, 2019:

					Increase (Decrease)
	2020	%	2019	%	$	%
	(Dollar amounts in thousands)
Americas	$15,355	95%	$14,429	88%	$926	6%
Europe	619	4%	1,088	7%	(469)	(43)%
Asia	121	1%	833	5%	(712)	(85)%
Totals	$16,095	100%	$16,350	100%	$(255)	(2)%

The $0.9 million increase in revenue to the Americas is primarily the result of increased sales by our TS U.S. division of $1.4 million combined with increased sales by our HPP segment of $0.4 million, partially offset with a decrease in the TS U.K. division of $0.9 million. The $0.5 million decrease in revenue to Europe is primarily the result of decreased sales by our TS U.K. division of $0.7 million partially offset by increased sales of $0.2 million in our TS U.S. division. The $0.7 million decrease in revenue to Asia is primarily the result of decreased sales of $0.6 million by our HPP segment combined with decreased sales of $0.1 million in our TS U.K. division.

Gross Margins

Our gross margin ("GM") increased by approximately $0.7 million to $4.5 million for the three months ended March 31, 2020 as compared to a gross margin of approximately $3.8 million for the three months ended March 31, 2019. The GM as a percentage of revenue increased to 28% for the three months ended March 31, 2020, from 23% for the three months ended March 31, 2019. The increase is attributed to an increase in service revenue in both TS and HPP segments.

	2020		2019		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
TS	$3,656	25%	$2,976	20%	$680	5%
HPP	827	56%	770	48%	57	8%
Total	$4,483	28%	$3,746	23%	$737	5%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Increase
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$1,752	15%	$1,677	14%	$75	1%
Services	1,904	59%	1,299	52%	605	7%
Total	$3,656	25%	$2,976	20%	$680	5%

The overall TS segment gross margin as a percentage of sales increased to 25% for the three month period ended March 31, 2020 from 20% for the three month period ended March 31, 2019. The overall TS segment gross margin as a percentage of sales increase is primarily due to increased margins on managed service contracts. The increased volume in managed services for the three months ended March 31, 2020 as compared to prior year period led to increased margins.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$299	32%	$555	40%	$(256)	(8)%
Services	528	95%	215	90%	313	5%
Total	$827	56%	$770	48%	$57	8%

The overall HPP segment gross margin as a percentage of sales increased to 56% for the three months ended March 31, 2020 from 48% for the three months ended March 31, 2019. The 8% increase in gross margin as a percentage of sales in the HPP segment for the three months ended March 31, 2020 as compared to the prior year period  is primarily attributed to the gross margin from services increasing relative to products and increased margins from services due to increased royalties. The overall margin from products decreased primarily due to decreased sales and the gross margin as a percentage of revenue due to product mix.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $0.1 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. This is due to decreased employee and consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
		% of		% of	$ Increase	% Increase
	2020	Total	2019	Total
	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,775	71%	$2,654	71%	$121	5%
HPP segment	1,135	29%	1,082	29%	53	5%
Total	$3,910	100%	$3,736	100%	$174	5%

SG&A expenses increased $0.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $0.1 million increase in TS segment SG&A expenses compared to the prior year period is primarily the result of an increase to bad debt reserve. The HPP segment SG&A expenses increased $0.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to increases in payroll expenses related to sales employees.

Other Income/Expenses

The following table details other income (expense) for the three and six months ended March 31, 2020 and 2019:

	For the three months ended
			Increase
	March 31, 2020	March 31, 2019	(Decrease)
	(Amounts in thousands)
Interest expense	$(55)	$(22)	$(33)
Interest income	163	66	97
Foreign exchange gain (loss)	479	(37)	516
Other income, net	(7)	3	(10)
Total other income (expense), net	$580	$10	$570

The $570 thousand increase in total other income (expense), net for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily driven by a foreign exchange gain of $479 thousand for the three months ended March 31, 2020, as compared to a loss of $37 thousand for the period ended March 31, 2019. From December 31, 2019 to March 31, 2020 the British Pound significantly decreased in strength relative to both the U.S. Dollar and the Euro resulting in a large foreign exchange gain recognized. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and nearly all the foreign exchange gain is from a Euro and U.S. Dollar bank account. No U.S. Dollars or British Pounds were converted during the three months ended March 31, 2020.

The interest income increase of $97 thousand for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily related to agreements that have payment terms in excess of one year (see Note 6) from the TS-US segment.

Income Taxes

The income tax provision was $1.2 million for the three months ended March 31, 2020 compared to an income tax benefit of $0.1 million in the same period of 2019. The U.K. division did not have any tax expense in the second quarter of fiscal year 2020 due to its pension contribution and the utilization of a portion of its net tax operating loss.

The income tax provision for the three months period is not comparable to the same period of the prior year due to the recording of a valuation allowance in the current period net of the impact of the federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted CARES Act, to recover federal taxes paid in prior periods. The recording of a valuation allowance against deferred tax assets is a non-cash expense and the federal tax benefits will result in a cash refund.

Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Overview of the six months ended March 31, 2020

Our revenues decreased by approximately $2.7 million, or 8%, to $32.7 million for the six months ended March 31, 2020 as compared to $35.3 million for the six months ended March 31, 2019. The decrease in overall revenue for the six months ended March 31, 2020 as compared to the prior fiscal year six month period is substantially the result of an approximately $1.6 million decrease in our TS segment revenue combined with a $1.1 million decrease in our HPP segment revenue. The TS segment revenue for the six months ended March 31, 2020 is primarily impacted by a decrease of sales to a major customer in the U.K. Division, partially offset in the U.S. division by increased volume of product sales to two major customers and increased volume in managed services revenue. The HPP segment revenue for the six month period ended March 31, 2020 is primarily impacted by decreased combined Myricom and Multicomputer product sales of $1.4 million, partially offset by higher royalties recognized of approximately $0.2 million on high-speed processing boards and increased revenues from Multicomputer service of $0.1 million during the six months ended March 31, 2020 as compared to the six month period ended March 31, 2019. Our overall gross margin percentage increased to 26% of revenue for the six months ended March 31, 2020 from 23% of revenues for the six months ended March 31, 2019. Our operating loss decreased by approximately $0.3 million resulting in an operating loss of $0.5 million for the six months ended March 31, 2020 as compared to operating loss of $0.8 million for the six months ended March 31, 2019,  primarily as a result of increased service revenues in combination with improved service margins. Our provision for income tax was a tax expense of $1.1 million for the six months ended March 31, 2020 as compared to a tax benefit of $140 thousand for the six months ended March 31, 2019. The effective tax expense rate for the current period is (635)%. The negative rate is high due to the recording of a valuation allowance against deferred tax assets during the quarter, as the Company has concluded that it is more likely than not that a portion of its deferred tax assets will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. The current tax expense is net of federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to recover federal taxes paid in prior periods. The recording of a valuation allowance against deferred tax assets is a non-cash expense and the federal tax benefits will result in a cash refund.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2020 and 2019:

		%		%
	March 31, 2020	of sales	March 31, 2019	of sales
	(Dollar amounts in thousands)
Sales	$32,667	100%	$35,330	100%
Costs and expenses:
Cost of sales	24,153	74%	27,235	77%
Engineering and development	1,388	4%	1,526	4%
Selling, general and administrative	7,671	23%	7,325	21%
Total costs and expenses	33,212	101%	36,086	102%
Operating loss	(545)	(2)%	(756)	(2)%
Other income	372	1%	47	—%
Loss before income taxes	(173)	(1)%	(709)	(2)%
Income tax expense (benefit)	1,099	3%	(140)	—%
Net loss	$(1,272)	(4)%	$(569)	(2)%

Revenues

Our total revenues decreased by approximately $2.7 million to $32.7 million for the six months ended March 31, 2020 as compared to $35.3 million of revenues for the six months ended March 31, 2019.

TS segment revenue change was as follows for the six months ended March 31, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%
	(Dollar amounts in thousands)
Products	$23,829	$26,206	$(2,377)	(9)%
Services	6,322	5,484	838	15%
Total	$30,151	$31,690	$(1,539)	(5)%

The decrease in TS segment product revenues of $2.4 million for the six months ended March 31, 2020 as compared to the prior year period is the result of a $2.9 million decrease in our U.K. division partially offset by an increase in product revenues of $0.5 million in our U.S. division. The $0.5 million increase in the U.S. division product revenues is the result of several large product orders and the $2.9 million decrease in the U.K. division product revenue is due to sales to one customer that did not reoccur in the current six month period ended March 31, 2020. The increase in TS segment service revenues of $0.8 million for the six month period ended March 31, 2020 as compared to the prior year period is primarily the result of an increase of $0.8 million in our U.S. division, comprised of a $1.0 million increase in managed service contract revenues, partially offset by a $0.2 million decrease in third party service revenues.

HPP segment revenue change was as follows for the six months ended March 31, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%
	(Dollar amounts in thousands)
Products	$1,689	$3,108	$(1,419)	(46)%
Services	827	532	295	55%
Total	$2,516	$3,640	$(1,124)	(31)%

The HPP product revenue decrease of $1.4 million during the six month period ended March 31, 2020 as compared to the prior year period is due to decreased Multicomputer product sales of $0.4 million and decreased Myricom sales of $1.0 million, which $0.5 million was related to a one time order that did not reoccur in the current period. The increase in HPP services revenues of approximately $0.3 million for the period is the result of an increase in royalty revenues on high-speed processing boards related to the E2D program during the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2020 and 2019:

					Decrease
	2020	%	2019	%	$	%
	(Dollar amounts in thousands)
Americas	$31,194	95%	$31,836	90%	$(642)	(2)%
Europe	1,282	4%	2,243	6%	(961)	(43)%
Asia	191	1%	1,251	4%	(1,060)	(85)%
Totals	$32,667	100%	$35,330	100%	$(2,663)	(8)%

The $0.6 million decrease in the Americas revenues for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 is primarily due to decreased revenue by our TS U.K. division of $1.8 million and decreased revenue by HPP segment of $0.3 million, which is partially offset by an increase in the TS U.S. division of $1.5 million. The $1.0 million decrease in Europe revenue for the six month period ended March 31, 2020 as compared to the prior year period is primarily due to decreased sales by our TS U.K. division of $0.8 million and decreased sales in our

HPP segment of $0.2 million for the six month period ended March 31, 2020 as compared to the prior fiscal year period. The $1.1 million decrease in Asia revenue for the six month period ended March 31, 2020 as compared to the prior year period is primarily due to decreased sales by our TS U.K. division of $0.5 million and decreased sales in our HPP segment of $0.6 million for the six month period ended March 31, 2020 as compared to the prior fiscal year period.

Gross Margins

Our gross margin ("GM") increased by $0.4 million to $8.5 million for the six months ended March 31, 2020 as compared to a gross margin of approximately $8.1 million for the six months ended March 31, 2019. The GM as a percentage of revenue increased to 26% for the six months ended March 31, 2020 from 23% for the six months ended March 31, 2019.

	2020		2019		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$7,180	24%	$6,356	20%	$824	4%
HPP	1,334	53%	1,739	48%	(405)	5%
Total	$8,514	26%	$8,095	23%	$419	3%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%
	(Dollar amounts in thousands)
Products	$3,379	14%	$3,485	13%	$(106)	1%
Services	3,801	60%	2,871	52%	930	8%
Total	$7,180	24%	$6,356	20%	$824	4%

The overall TS segment gross margin as a percentage of sales increased to 24% for the six months ended March 31, 2020 from 20% for the six months ended March 31, 2019. The overall TS segment gross margin as a percentage of sales increase is primarily due to an increased service revenue margin.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)
	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$576	34%	$1,246	40%	$(670)	(6)%
Services	758	92%	493	93%	265	(1)%
Total	$1,334	53%	$1,739	48%	$(405)	5%

The overall HPP segment gross margin as a percentage of sales increased to 53% for the period from 48% in the same prior year period. The 5% increase in gross margin as a percentage of sales in the HPP segment is primarily attributed to an increase in services margin and offset by a decrease of product margin.

Operating Expenses

Engineering and Development Expenses

Engineering and development expenses decreased by approximately $0.1 million to $1.4 million for the six months ended March 31, 2020 as compared to $1.5 million for the six months ended March 31, 2019. This is primarily due to decreased employee and consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with continued the development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2020 and 2019:

	For the six months ended March 31,
		% of		% of	$ Increase	% Increase
	2020	Total	2019	Total
	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$5,438	71%	$5,192	71%	$246	5%
HPP segment	2,233	29%	2,133	29%	100	5%
Total	$7,671	100%	$7,325	100%	$346	5%

SG&A expenses increased by approximately $0.3 million, or 5%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The $0.2 million increase, or 5%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 in TS segment expenses is primarily attributed to increased payroll related expenses and an increased bad debt reserve. The $0.1 million increase, or 5%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 in HPP segment expenses is primarily due to increases in payroll expenses related to sales employees.

Other Income/Expenses

The following table details other income (expense) for the six months ended March 31, 2020 and 2019:

	For the six months ended
			Increase
	March 31, 2020	March 31, 2019	(Decrease)
	(Amounts in thousands)
Interest expense	$(112)	$(48)	$(64)
Interest income	336	121	215
Foreign exchange gain (loss)	144	(30)	174
Other income, net	4	4	—
Total other income (expense), net	$372	$47	$325

The $325 thousand increase to other income (expense) for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 is primarily driven by an increase in interest income of $215 thousand and an increase in foreign exchange gain of $174 thousand, partially offset by an increase of $64 thousand of interest expense.

The increase in interest income of $215 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 6) from the TS-US segment.

Income Taxes

The income tax provision was $1.1 million for the six months ended March 31, 2020 compared to an income tax benefit of $0.1 million in the same period of 2019. The U.K. division did not have any tax expense in the second quarter of fiscal year 2020 due to its pension contribution and the utilization of a portion of its net tax operating loss.

The income tax provision for the six month period is not comparable to the same period of the prior year due to the recording of a valuation allowance in the current period net of the impact of the federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted CARES Act, to recover federal taxes paid in prior periods. The recording of a valuation allowance against deferred tax assets is a non-cash expense and the federal tax benefits will result in a cash refund.

Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $2.9 million to $15.2 million as of March 31, 2020 from $18.1 million as of September 30, 2019. As of the date of this report, we have suspended our quarterly dividend until further economic clarity.

Our significant sources of cash for the six months ended March 31, 2020 included a decrease in accounts receivable of $2.4 million and a decrease in inventories of $1.1 million, and proceeds from debt of $2.0 million.

Our significant uses of cash for the six months ended March 31, 2020 included a decrease of accounts payable and accrued expenses of $6.4 million, dividends paid of $1.3 million, net payment on line of credit $0.9 million, and repayment of debt of $0.6 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.9 million as of March 31, 2020 consists of 2.9 million Euros, 0.6 million British Pounds, and 6.0 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within the financial statements.

As of March 31, 2020 and September 30, 2019 the Company maintained a line of credit with a capacity of up to $20.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.5 million. An amount of $18.4 million and $17.5 million were available as of March 31, 2020 and September 30, 2019, respectively. As of March 31, 2020 and September 30, 2019 there were no cash withdrawals outstanding.

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans or other means. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition, retain key employees, or continue to effectively operate our business.

Following the end of the three month period ended March 31, 2020, on April 17, 2020, the Company and Modcomp, Inc., its wholly owned subsidiary (collectively, the “Borrowers”) each received a loan in the form of a promissory note from Paragon Bank (“Lender”) in the amounts of $827,000 and $1,353,600, respectively (the “SBA Loans”) under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The SBA Loans have a two-year term and carry an annual fixed interest rate of 1%.  For additional information on the SBA Loans, see Note 17 in our Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash received from the SBA loans, the cash generated from operations, and availability on our line of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least 12 months from the date of this report.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the six months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk factors

Except as set forth below, there have been no other material changes to the risk factors set forth in  Item 1A under the heading “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may materially adversely affect our business, results of operations, cash flows and financial condition.

Pandemics, epidemics, or disease outbreaks, such as COVID-19 may cause harm to us, our employees, our clients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.  The impact of a pandemic, epidemic, or other disease outbreak, such as COVID-19, may include, but would not be limited to: (i) disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce; (ii) volatility in the demand for or availability of our products and services, (iii) inability to meet our customers’ needs due to disruptions in the manufacture, sourcing and distribution of our products and services, or (iv) failure of third parties on which we rely, including our suppliers, clients, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic on March 11, 2020, national, state, and local governments have taken actions such as declaring a state of emergency, social distancing guidelines, and shutting down certain businesses which are not considered essential in part or entirely. The Company has complied with such actions causing most employees to work remotely in all locations.   Such measures could have a material adverse effect on our business and future results.

Item 2. Purchases of equity securities

On November 13, 2007, the Board of Directors authorized the Company to purchase 250 thousand shares of its outstanding common stock.  On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company's outstanding common stock at market price.

On February 8, 2011, the Company’s Board of Directors authorized a new stock repurchase program, which authorized the Company to purchase up to 250,000 shares of its Common Stock. Shares of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the six months ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
March 1-31, 2020	6,000	$7.15	6,000	194,525

(1)

On March 11, 2020, the Company announced the commencement of purchases under our stock repurchase program, which was originally authorized and announced February 8, 2011. This program originally allowed the Company to purchase up to 250,000 shares of its Common Stock. As of the March 11, 2020 announcement, 200,525 shares of Common Stock were available to be repurchased under the stock repurchase program. The program does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason. As of the date of this report, we have suspended our stock repurchase program until further economic clarity.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)‑14(a) / 15d‑14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2020 and 2019, (c) our Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2020 and 2019, (d) our Consolidated Statement of Shareholders’ Equity for the three and six months ended Mach 31, 2020 and 2019, (e) our Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 14, 2020	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 14, 2020	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer