Form 10-Q
period 2020-06-30
CSP INC /MA/
filed 2020-08-11
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2020

or

◻    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes      No  ◻.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	⌧

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSPI	Nasdaq Global Market

As of August 6, 2020, the registrant had 4,276,814 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,976	$18,099
Accounts receivable, net of allowances of $191 and $138	10,856	15,114
Investment in lease, net-current portion	416	367
Inventories	6,412	7,818
Refundable income taxes	647	487
Other current assets	3,226	4,649
Total current assets	41,533	46,534

Property, equipment and improvements, net	1,205	1,273
Operating lease right-of-use assets	2,180	—
Intangibles, net	30	37
Investment in lease, net-less current portion	103	417
Long-term receivable	5,146	5,328
Deferred income taxes	—	1,946
Cash surrender value of life insurance	3,916	3,718
Other assets	148	116
Total assets	$54,261	$59,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,721	$16,175
Line of credit	1,113	2,459
Notes payable - current portion	1,679	317
Deferred revenue	1,267	741
Pension and retirement plans	336	335
Total current liabilities	14,116	20,027
Pension and retirement plans	6,941	6,904
Notes payable - noncurrent portion	2,919	684
Operating lease liabilities - noncurrent portion	1,562	—
Income taxes payable	—	694
Other noncurrent liabilities	254	632
Total liabilities	25,792	28,941

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,253 and 4,154 shares, respectively	43	42
Additional paid-in capital	16,562	15,733
Retained earnings	24,455	27,246
Accumulated other comprehensive loss	(12,591)	(12,593)
Total shareholders’ equity	28,469	30,428
Total liabilities and shareholders’ equity	$54,261	$59,369

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Sales:
Product	$10,294	$18,076	$35,812	$47,390
Services	3,238	3,494	10,387	9,510
Total sales	13,532	21,570	46,199	56,900

Cost of sales:
Product	8,361	15,407	29,924	39,990
Services	947	1,324	3,537	3,976
Total cost of sales	9,308	16,731	33,461	43,966

Gross profit	4,224	4,839	12,738	12,934

Operating expenses:
Engineering and development	693	583	2,081	2,109
Selling, general and administrative	3,924	4,111	11,595	11,436
Total operating expenses	4,617	4,694	13,676	13,545
Operating income (loss)	(393)	145	(938)	(611)

Other income (expense):
Foreign exchange gain (loss)	113	8	257	(22)
Interest expense	(56)	(26)	(168)	(74)
Interest income	133	79	469	200
Other income, (expense) net	3	—	7	4
Total other income (expense)	193	61	565	108
Income (loss) before income taxes	(200)	206	(373)	(503)
Income tax expense (benefit)	10	(326)	1,109	(466)
Net income (loss)	$(210)	$532	$(1,482)	$(37)
Net income (loss) attributable to common stockholders	$(210)	$509	$(1,482)	$(37)

Net income (loss) per share – basic	$(0.05)	$0.13	$(0.37)	$(0.01)
Weighted average shares outstanding – basic	4,048	4,051	4,015	3,913
Net income (loss) per share – diluted	$(0.05)	$0.12	$(0.37)	$(0.01)
Weighted average shares outstanding – diluted	4,048	4,142	4,015	3,913

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income (loss)	$(210)	$532	$(1,482)	$(37)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(22)	(220)	2	(218)
Other comprehensive gain (loss)	(22)	(220)	2	(218)
Total comprehensive income (loss)	$(232)	$312	$(1,480)	$(255)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and nine months ended June 30, 2020 and 2019:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	262	—	—	262
Purchase of common stock	(1)	—	—	(3)	—	(3)
Balance as of June 30, 2020	4,253	$43	$16,562	$24,455	$(12,591)	$28,469

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2019	4,137	$42	$15,165	$28,291	$(10,823)	$32,675
Net income	—	—	—	532	—	532
Other comprehensive loss	—	—	—	—	(220)	(220)
Stock-based compensation	—	—	202	—	—	202
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	2	—	—	—	—	—
Cash dividends paid on common stock ($0.15 per share)	—	—	—	(620)	—	(620)
Balance as of June 30, 2019	4,136	$42	$15,367	$28,203	$(11,043)	$32,569

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and nine months ended June 30, 2020 and 2019:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,482)	—	(1,482)
Other comprehensive gain	—	—	—	—	2	2
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	717	—	—	717
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Purchase of common stock	(7)	—	—	(46)	—	(46)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,263)	—	(1,263)
Balance as of June 30, 2020	4,253	$43	$16,562	$24,455	$(12,591)	$28,469

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09*	—	—	—	158	—	158
Net loss	—	—	—	(37)	—	(37)
Other comprehensive loss	—	—	—	—	(218)	(218)
Exercise of stock options	1	1	3	—	—	4
Stock-based compensation	—	—	586	—	—	586
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	108	1	—	—	—	1
Issuance of shares under employee stock purchase plan	13	—	117	—	—	117
Cash dividends paid on common stock ($0.45 per share)	—	—	—	(1,844)	—	(1,844)
Balance as of June 30, 2019	4,136	$42	$15,367	$28,203	$(11,043)	$32,569

* As of October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30,	June 30,
	2020	2019
Operating activities
Net loss	$(1,482)	$(37)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	345	300
Amortization of intangibles	7	9
Loss on sale of fixed assets, net	9	—
Foreign exchange (gain) loss	(257)	22
Non-cash changes in accounts receivable	53	17
Non-cash changes in inventories	342	368
Non-cash lease expense	486	—
Stock-based compensation expense on stock options and restricted stock awards	717	588
Deferred income taxes	1,946	(135)
Increase in cash surrender value of life insurance	(21)	(103)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,228	(3,576)
Decrease in life insurance receivable	—	256
Decrease (increase) in inventories	1,064	(2,683)
Increase in refundable income taxes	(160)	(377)
Increase in operating right-of-use assets	(2,666)	—
Decrease (increase) in other assets	1,360	(2,153)
Decrease in investment in lease	265	113
Decrease (increase) in long-term receivable	182	(956)
(Decrease) increase in accounts payable and accrued expenses	(6,911)	4,300
Increase in operating lease liabilities	2,240	—
Increase (decrease) in deferred revenue	525	(195)
Increase (decrease) in pension and retirement plans liabilities	26	(552)
Decrease in income taxes payable	(694)	(13)
(Decrease) increase in other long-term liabilities	(379)	242
Net cash provided by (used in) operating activities	1,225	(4,565)

Investing activities
Life insurance premiums paid	(144)	(144)
Purchases of property, equipment and improvements	(285)	(590)
Net cash used in investing activities	(429)	(734)

Financing activities
Dividends paid	(1,263)	(1,844)
Net payments under line-of-credit agreement	(1,346)	(773)
Proceeds from debt	4,219	—
Repayments on debt	(623)	—
Principal payments on finance leases	(248)	(206)
Purchase of common stock	(46)	—
Proceeds from issuance of shares under equity compensation plans	112	120
Net cash provided by (used in) financing activities	805	(2,703)
Effects of exchange rate on cash	276	(312)
Net increase (decrease) in cash and cash equivalents	1,877	(8,314)
Cash and cash equivalents beginning of period	18,099	25,107
Cash and cash equivalents at end of period	$19,976	$16,793

Supplementary cash flow information:
Cash paid for income taxes	$16	$47
Cash paid for interest	$189	$68

Supplementary non-cash financing and investing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$216	$—
Non-cash purchases of property and equipment	$—	$15

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

3.            Recent Accounting Pronouncements

Accounting standards adopted in fiscal year 2020

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements, which excludes leases that meet the definition of a short-term lease. The Company adopted this standard on October 1, 2019 using a modified retrospective transition method with an adjustment to the assets and liabilities on the Consolidated Balance Sheet with no adjustment to any prior period. Additionally, prior comparative periods were not restated. A package of three practical expedients that is applicable to all leases as lessee or lessor was adopted. This includes not reassessing whether any expired or existing contracts contain leases, not reassessing lease classification for any expired or existing leases, and not reassessing initial direct cost for any existing lease under ASC Topic 840. The Company also elected the practical expedient as a lessee to not separate lease and non-lease components for operating leases. The statement of operations for three and nine months ended June 30, 2020 was not materially affected. However, there was a material impact on the Company’s consolidated balance sheet as of June 30, 2020 due to the recognition of right-of-use assets and lease liabilities for operating leases, which is shown in the following table:

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

New accounting standards not adopted as of June 30, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables. For public entities, the new standard is effective for annual periods beginning after December 15, 2019, including interim periods within that annual period. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$780	$75	$9,420	$9,495	$10,275
Service	803	132	2,303	2,435	3,238
Finance *	—	—	19	19	19
Total sales	$1,583	$207	$11,742	$11,949	$13,532

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2019
Sales:
Product	$1,592	$720	$15,731	$16,451	$18,043
Service	548	109	2,837	2,946	3,494
Finance *	—	—	33	33	33
Total sales	$2,140	$829	$18,601	$19,430	$21,570

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$2,469	$812	$32,463	$33,275	$35,744
Service	1,630	342	8,415	8,757	10,387
Finance *	—	—	68	68	68
Total sales	$4,099	$1,154	$40,946	$42,100	$46,199

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2019
Sales:
Product	$4,700	$4,340	$38,244	$42,584	$47,284
Service	1,080	274	8,156	8,430	9,510
Finance *	—	—	106	106	106
Total sales	$5,780	$4,614	$46,506	$51,120	$56,900

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.6 million and $0.6 million as of June 30, 2020 and September 30, 2019, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of June 30, 2020 and September 30, 2019. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $1.3 million and $0.7 million as of June 30, 2020 and September 30, 2019, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets.

The long-term portion of contract liabilities were $0.2 million and $0.3 million as of June 30, 2020 and September 30, 2019, respectively. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the three and nine months ended June 30, 2020 that was included in contract liabilities as of the beginning of the period was $0.1 million and $0.4 million, respectively.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of June 30, 2020 and September 30, 2019. The portion of current capitalized costs were $82 thousand and $85 thousand as of June 30, 2020 and September 30, 2019, respectively. There are no non-current capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one-year period. The amount of incremental costs amortized for the three and nine months ended June 30, 2020 were $81 thousand and $243 thousand, respectively. The amount of incremental costs amortized for the three and nine months ended June 30, 2019 were $66 thousand and $174 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and nine months ended June 30, 2020.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand and $47 thousand as of June 30, 2020 and September 30, 2019, respectively. The portion of noncurrent capitalized costs were $25 thousand as of June 30, 2020 and there were not any as of September 30, 2019. The amount of fulfillment costs amortized for three and nine months ended June 30, 2020 were $3 thousand and $9 thousand, respectively. The amount of fulfillment costs amortized for three and nine months ended June 30, 2019 were $1 thousand and $9 thousand, respectively, and recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. There are certain contracts that do contain a financing component. See Note 6 to the consolidated financial statements for additional information. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020 is set forth in the table below:

(Amounts in thousands)
Fiscal 2020 (remaining 3 months)	$387
Fiscal 2021	1,319
Fiscal 2022	582
Fiscal 2023	191
Fiscal 2024	30
$2,509

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(Amounts in thousands except per share data)
Net income (loss)	$(210)	$532	(1,482)	(37)
Less: net income attributable to nonvested common stock	—	23	—	—
Net income (loss) attributable to common stockholders	$(210)	$509	$(1,482)	$(37)

Weighted average total shares outstanding – basic	4,048	4,244	4,015	3,913
Less: weighted average non–vested shares outstanding	—	193	—	—
Weighted average number of common shares outstanding – basic	4,048	4,051	4,015	3,913
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	91	—	—
Weighted average common shares outstanding – diluted	4,048	4,142	4,015	3,913

Net income (loss) per share – basic	$(0.05)	$0.13	$(0.37)	$(0.01)
Net income (loss) per share – diluted	$(0.05)	$0.12	$(0.37)	$(0.01)

Non-vested restricted stock awards of 205,000 and 200,000 shares were excluded from the diluted loss per share calculation for the three and nine months ended June 30, 2020, respectively. Non-vested restricted stock awards of 176,000 shares were excluded from the diluted loss per share calculation for the nine months ended June 30, 2019. These awards were excluded because there was a net loss for these periods and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8 for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.3 million and $5.0 million as of June 30, 2020. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.1 million and $5.0 million as of September 30, 2019, respectively. The receivables with a payment term exceeding one year carry an average weighted interest rate of 6.5%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of June 30, 2020 or September 30, 2019. There was no activity in the allowance for credit losses of these receivables for the nine months ended June 30, 2020 and June 30, 2019, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three and nine months ended June 30, 2020 was $120 thousand and $349 thousand, respectively. The amount of interest income earned from this type of agreement for the three and nine months ended June 30, 2019 was $11 thousand and $12 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2020 (remaining 3 months)	$1,526
2021	2,678
2022	2,300
2023	1,423
Total payments	7,927
Less: unearned income	666
Total, net of unearned income	$7,261

7.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2020	2019

	(Amounts in thousands)
Raw materials	$902	$671
Work-in-process	430	93
Finished goods	5,080	7,054
Total	$6,412	$7,818

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. The office lease in Lowell, Massachusetts was renewed through February 2022. Additionally, the office lease in Deerfield Beach, FL was renewed through June 2025. The right-of-use asset and lease liability was adjusted for the Lowell lease. The Deerfield Beach lease renewal period was included in the right-of-use asset and lease liability upon adoption of ASC 842 on October 1, 2019 because it was reasonably certain this renewal period would be exercised by the Company. There are no lease arrangements that we have entered into as of June 30, 2020 that have not yet commenced.

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

Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the

Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the nine months ended June 30, 2020.

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of June 30, 2020 and October 1, 2019 (adoption date):

	Consolidated Balance Sheets Location	June 30, 2020	October 1, 2019
		(Amounts in thousands)	(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$2,180	$2,448

Lease receivable - current	Investment in lease, net-current portion	$416	$367
Lease receivable - noncurrent	Investment in lease, net-less current portion	103	417
Total lease receivable		$519	$784

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$678	$746
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	1,562	1,783
Total operating lease liabilities		$2,240	$2,529

Current finance lease liabilities	Accounts payable and accrued expenses	$348	$334
Non-current finance lease liabilities	Other noncurrent liabilities	63	324
Total finance lease liabilities		$411	$658

The components of lease costs for three and nine months ended June 30, 2020 are as follows:

		Three months ended	Nine months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	June 30, 2020	June 30, 2020
		(Amounts in thousands)	(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$5	$24
Operating Lease:
Operating lease cost	Selling, general, and administrative	186	547
Short-term lease cost	Selling, general, and administrative	3	9
Total lease costs		$194	$580
Less sublease interest income	Revenue	(19)	(68)
Total lease costs, net of sublease interest income		$175	$512

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of June 30, 2020 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2020 (remaining 3 months)	$193	$91	$118
2021	749	285	356
2022	613	51	67
2023	439	5	12
2024	240	—	3
Thereafter	182	—	—
Total	$2,416	$432	$556
Less Imputed interest	(176)	(21)	(37)
Total	$2,240	$411	$519

Supplemental cash flow information related to leases for the nine months ended June 30, 2020 is below:

	Three months ended	Nine months ended
	June 30, 2020	June 30, 2020
	(Amounts in thousands)	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182	$561
Operating cash flows from short-term leases	10	29
Operating cash flows from finance leases	6	25
Financing cash flows from finance leases	91	248
Lease assets obtained in exchange for new lease liabilities
Operating leases	212	216
Cash received from subleases	113	338

Information as a lessee related to weighted averages of lease term and discount rate as of June 30, 2020 is below:

Weighted-average remaining lease term (years)	June 30, 2020
Operating leases	3.7
Finance leases	1.3

Weighted-average discount rate	June 30, 2020
Operating leases	4.0%
Finance leases	6.4%

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

The SBA Loans provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to Lender or SBA, and adverse changes in the financial condition or business operations that Lender believes may materially affect Borrowers’ ability to pay the SBA Loans. The Borrowers did not provide any collateral or guarantees for the SBA Loans and the Borrowers may prepay the principal of the SBA Loans at any time without penalty.

The Borrowers may apply to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 8 or 24 week period beginning on the date of the first disbursement of the SBA Loans. The Company elected to use the 24 week period. However, based on guidance from the SBA the borrowers may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness, which is our intention. The amount of SBA Loans forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including provisions of Section 1106 of the CARES Act. We intend to use the SBA Loans proceeds in accordance with the applicable SBA guidelines. However, we can provide no assurances that we will be eligible for forgiveness of the SBA Loans, in whole or in part.

Interest expense related to the notes for the three and nine months ended June 30, 2020 was $36 thousand and $99 thousand, respectively. There was no interest expense related to a note for three and nine months ended June 30, 2019 as there were no outstanding notes payable as of this date. Below are details of the notes payable.

	June 30, 2020	September 30, 2019
	(Amounts in thousands)
Current	$1,784	$359
Less: notes discount	105	42
Notes payable - current portion	$1,679	$317

Noncurrent	3,016	$718
Less: notes discount	97	34
Notes payable - noncurrent portion	$2,919	$684

As of June 30, 2020 and September 30, 2019, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 and $20.0 million, respectively. It may be used by the TS and HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2020 and September 30, 2019, Company borrowings, all from the TS segment, under the inventory line of credit were $1.1 million and $2.5 million, respectively, and the Company was in compliance with all covenants. As of June 30, 2020 and September 30, 2019 this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million and $1.5 million, respectively. As of June 30, 2020 and September 30, 2019 there were no cash withdrawals outstanding. The amount of the inventory line of credit and cash withdrawal was lowered in June of 2020 primarily due to lack of need for full use of the line.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended June 30,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$64	$3	$67	$91	$6	$97
Expected return on plan assets	(72)	—	(72)	(76)	—	(76)
Amortization of past service costs	2	—	2	—	—	—
Amortization of net gain (loss)	46	—	46	37	(1)	36
Net periodic benefit cost	$40	$3	$43	$52	$5	$57

Post Retirement:
Service cost	$—	$10	$10	$—	$14	$14
Interest cost	—	12	12	—	9	9
Amortization of net gain (loss)	—	4	4	—	(4)	(4)
Net periodic cost	$—	$26	$26	$—	$19	$19

	Nine Months Ended June 30,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$196	$11	$207	$274	$18	$292
Expected return on plan assets	(220)	—	(220)	(231)	—	(231)
Amortization of past service costs	6	—	6	—	—	—
Amortization of net gain (loss)	142	2	144	113	(3)	110
Net periodic benefit cost	$124	$13	$137	$156	$15	$171

Post Retirement:
Service cost	$—	$29	$29	$—	$31	$31
Interest cost	—	35	35	—	35	35
Amortization of net gain (loss)	—	16	16	—	(13)	(13)
Net periodic cost	$—	$80	$80	$—	$53	$53

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2020				September 30, 2019
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$121	$121	$—	$—	$279	$279	$—	$—
Pooled funds	8,855	8,855	—	—	7,959	7,959	—	—
Total plan assets	$8,976	$8,976	$—	$—	$8,238	$8,238	$—	$—

11.            Income Taxes

An income tax expense of $10 thousand was recorded for the three months ended June 30, 2020 compared to an income tax benefit of $326 thousand in the same period of 2019. The income tax expense for the nine months ended June 30, 2020 was $1.1 million and the income tax benefit for the same period of the prior year was $466 thousand.

The year to date income tax expense reflects the recording of a valuation allowance against deferred tax assets during the second quarter, as the Company has concluded that it is more likely than not that a portion of its deferred tax assets will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. The year to date income tax expense is net of federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted CARES Act, to recover federal taxes paid in prior periods. The 2019 year to date income tax benefit reflected the benefit of prior year losses.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2020	2019

	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(5,109)	$(5,111)
Cumulative unrealized loss on pension liability	(7,482)	(7,482)
Accumulated other comprehensive loss	$(12,591)	$(12,593)

13.          Repurchase of Common Stock

On November 13, 2007, the Board of Directors authorized the Company to purchase 250 thousand shares of its outstanding common stock.  On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350 thousand additional shares of the Company's outstanding common stock at market price.

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. Pursuant to the aforementioned authorization, the Company repurchased 400 and 6 thousand shares of its outstanding common stock on the open market during the three and nine months ended June 30, 2020. As of June 30, 2020, approximately 194 thousand shares remain authorized to repurchase under the stock repurchase program.

As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity.

14.          Dividends

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

As of May 14, 2020, the Company has suspended dividends until further economic clarity.

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10) or non-recurring basis as of June 30, 2020 or September 30, 2019.

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

	As of June 30, 2020		As of September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,976	$19,976	$18,099	$18,099	1	Consolidated Balance Sheets
Accounts & long-term receivable*	7,261	7,261	7,087	7,087	3	Note 6
Liabilities:
Notes payable	4,598	4,598	1,001	1,001	2	Note 9

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Notes Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at June 30, 2020 and September 30, 2019.

16.            Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2020 and 2019.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$780	$75	$9,439	$9,514	$10,294
Service	803	132	2,303	2,435	3,238
Total sales	$1,583	$207	$11,742	$11,949	$13,532
Income (loss) from operations	$(765)	$32	$340	$372	$(393)
Total assets	$9,046	$10,729	$34,486	$45,215	$54,261
Capital expenditures	—	—	45	45	45
Depreciation and amortization	50	—	63	63	113

2019
Sales:
Product	$1,592	$720	$15,764	$16,484	$18,076
Service	548	109	2,837	2,946	3,494
Total sales	$2,140	$829	$18,601	$19,430	$21,570
Income (loss) from operations	$(484)	$(25)	$654	$629	$145
Total assets	$12,287	$12,540	$31,665	$44,205	$56,492
Capital expenditures	39	—	283	283	322
Depreciation and amortization	58	—	45	45	103

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$2,469	$812	$32,531	$33,343	$35,812
Service	1,630	342	8,415	8,757	10,387
Total sales	$4,099	$1,154	$40,946	$42,100	$46,199
Income (loss) from operations	$(3,052)	$(15)	$2,129	$2,114	$(938)
Total assets	$9,046	$10,729	$34,486	$45,215	$54,261
Capital expenditures	63	—	222	222	285
Depreciation and amortization	165	3	184	187	352

2019
Sales:
Product	$4,700	$4,340	$38,350	$42,690	$47,390
Service	1,080	274	8,156	8,430	9,510
Total sales	$5,780	$4,614	$46,506	$51,120	$56,900
Income (loss) from operations	$(2,404)	$107	$1,686	$1,793	$(611)
Total assets	$12,287	$12,540	$31,665	$44,205	$56,492
Capital expenditures	279	—	311	311	590
Depreciation and amortization	166	3	140	143	309

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

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the three and nine months ended June 30, 2020 and 2019.

	For the three months ended June 30,				For the nine months ended June 30,
	2020		2019		2020		2019

	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Dollar amounts in millions)
Customer A	$0.8	6%	$3.8	18%	$4.0	9%	$6.8	12%
Customer B	$3.2	23%	$3.0	14%	$7.0	15%	$5.0	9%
Customer C	$1.6	12%	$1.9	9%	$2.3	5%	$3.4	6%

Customer B totaled approximately $6.3 million, or 39%, and approximately $7.4 million, or 36%, of total consolidated accounts receivable and long-term receivable as of June 30, 2020 and September 30, 2019, respectively. There were no other customers that were more than 10% of total consolidated accounts receivable and long-term receivable as of June 30, 2020. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of June 30, 2020.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and in this Form 10-Q. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent changes in the U.S. Tax laws, and the impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to adoption of ASU No. 2016-02, Leases (ASC 842), our lease accounting policy has changed effective October 1, 2019 and is included in Note 8 of our unaudited consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q with effects of initial adoption in Note 3.

Observations on effects of novel coronavirus (COVID-19)

On March 11, 2020, the World Health Organization characterized the novel coronavirus (COVID-19) outbreak as a pandemic. The outbreak has and continues to adversely affect the economies of the U.S., U.K., and other international markets and economies in which we operate. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic, national, state, and local governments have and continue to take actions such as declaring a state of emergency, implementing social distancing and other guidelines, and shutting down and/or limiting the opening or operation of certain businesses which are not considered essential. The Company continues to comply with such actions causing most employees to work remotely in all locations. Although revenue decreased significantly for the three months ended June 30, 2020, the decreased revenue is due to a few large, low margin deals from the same prior year period that did not reoccur primarily due to the pandemic. This is reflected in our overall gross margin increasing significantly. However, we do anticipate continuing business with these customers in the future. The pandemic has also had an adverse effect on our ability to transact one-on-one business. Due to the uncertainty of the pandemic, including but not limited to, regulatory measures or voluntary actions that  have and may be put in place to limit the spread of COVID-19 and the duration of such measures, the impact of any further spread of COVID-19, or the resurgence of COVID-19 in a given geographic region after it has hit its “peak,” at this time, we cannot make a reasonable estimate on the extent or duration of the impacts on our business.

Please refer to Item 1A Risk Factors located in Part II Other Information in this Quarterly Report on Form 10-Q for discussion of the risks related to COVID-19 on our business, financial condition, and results of operations.

Results of Operations

Overview of the three months ended June 30, 2020

Our revenues decreased by approximately $8.1 million, or 38%, to $13.5 million for the three months ended June 30, 2020 as compared to $21.6 million for the three months ended June 30, 2019. The decrease in revenue is the result of a decrease of $7.5 million in our TS segment combined with a $0.6 million decrease in our HPP segment. Our gross margin percentage increased to 31% of revenues for the three months ended June 30, 2020 from 22% for the three months ended June 30, 2019. The increase is attributed to both the TS and HPP segment. For the three months ended June 30, 2020 there was an operating loss of $0.4 million compared to an operating income of $0.1 million for the three months ended June 30, 2019, primarily as a result of decreased sales. Our provision for income tax was a tax expense of $10 thousand for the three months ended June 30, 2020 as compared to a tax benefit of $326 thousand for the three months ended June 30, 2019. The effective tax expense rate for the current quarter is (5%).

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2020 and 2019:

		%		%
	June 30, 2020	of sales	June 30, 2019	of sales

	(Dollar amounts in thousands)
Sales	$13,532	100%	$21,570	100%
Costs and expenses:
Cost of sales	9,308	69%	16,731	77%
Engineering and development	693	5%	583	3%
Selling, general and administrative	3,924	29%	4,111	19%
Total costs and expenses	13,925	103%	21,425	99%
Operating income (loss)	(393)	(3)%	145	1%
Other income	193	1%	61	—%
Income (loss) before income taxes	(200)	(1)%	206	1%
Income tax expense (benefit)	10	—%	(326)	(2)%
Net income (loss)	$(210)	(1)%	$532	3%

Revenues

Our revenues decreased by approximately $8.1 million to $13.5 million for the three months ended June 30, 2020 as compared to $21.6 million of revenues for the three months ended June 30, 2019. TS segment revenues decreased by $7.5 million and HPP segment revenues decreased by approximately $0.6 million.

TS segment revenue change was as follows for the three months ended June 30, 2020 and June 30, 2019:

			Decrease
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$9,514	$16,484	$(6,970)	(42)%
Services	2,435	2,946	(511)	(17)%
Total	$11,949	$19,430	$(7,481)	(39)%

The decrease in TS segment product revenues of $7.0 million during the period is primarily the result of a decrease of $6.3 million in our U.S. division combined with a decrease in the U.K. division of $0.7 million. The $6.3 million decrease in the U.S. division is primarily the result of decreased sales to several major customers during the period. The $0.7 million decrease in the U.K. division product revenues is primarily the result of lower sales volume to one major customer during the period as compared to the prior year period. There is a decrease in TS segment service revenues of $0.5 million during the period as compared to the prior year period, which is primarily due to a decrease in the U.S. division service revenues. The U.S. division service revenues decrease is substantially the result of a decrease of $0.9 million in internal service and third party service revenues, partially offset with a $0.4 million increase in managed service contracts.

HPP segment revenue change was as follows for the three months ended June 30, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$780	$1,592	$(812)	(51)%
Services	803	548	255	47%
Total	$1,583	$2,140	$(557)	(26)%

The HPP product revenues decreased by $0.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of a decrease in Myricom product sales of $0.7 million and a decrease in Multicomputer product sales of $0.1 million. The HPP services revenues increased $0.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to increased royalties on high-speed processing boards related to the E2D program.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2020 and June 30, 2019:

					Decrease
	2020	%	2019	%	$	%

	(Dollar amounts in thousands)
Americas	$13,072	96%	$19,606	91%	$(6,534)	(33)%
Europe	382	3%	1,033	5%	(651)	(63)%
Asia	78	1%	931	4%	(853)	(92)%
Totals	$13,532	100%	$21,570	100%	$(8,038)	(37)%

The $6.5 million decrease in revenue to the Americas is primarily the result of decreased sales by our TS segment division of $6.8 million, partially offset with an increase in the HPP segment of $0.3 million. The $0.7 million decrease in revenue to Europe is primarily the result of decreased sales by our TS segment of $0.6 million combined with decreased sales of $0.1 million by our HPP division. The $0.9 million decrease in revenue to Asia is primarily the result of decreased sales of $0.8 million by our HPP division due to a one time deal in prior year that did not reoccur in the current period combined with decreased sales of $0.1 million in our TS U.K. division.

Gross Margins

Our gross margin ("GM") decreased by approximately $0.6 million to $4.2 million for the three months ended June 30, 2020 as compared to a gross margin of approximately $4.8 million for the three months ended June 30, 2019. The GM as a percentage of revenue increased to 31% for the three months ended June 30, 2020, from 22% for the three months ended June 30, 2019. The increase in GM as a percentage of revenue is primarily attributed to increased GM in the TS segment and increased service revenue relative to product revenue in the HPP segment.

	2020		2019		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,173	27%	$3,632	19%	$(459)	8%
HPP	1,051	66%	1,207	56%	(156)	10%
Total	$4,224	31%	$4,839	22%	$(615)	9%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,668	18%	$1,994	12%	$(326)	6%
Services	1,505	62%	1,638	56%	(133)	6%
Total	$3,173	27%	$3,632	19%	$(459)	8%

The overall TS segment GM as a percentage of sales increased to 27% for the three month period ended June 30, 2020 from 19% for the three month period ended June 30, 2019. The increased product margin as a percentage of product revenue is due to increased vendor rebates as well as increased sales of high margin software. The increased volume in managed services for the three months ended June 30, 2020 as compared to prior year period led to increased GM as a percentage of service revenue.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$265	34%	$678	43%	$(413)	(9)%
Services	786	98%	529	97%	257	1%
Total	$1,051	66%	$1,207	56%	$(156)	10%

The overall HPP segment GM as a percentage of sales increased to 66% for the three months ended June 30, 2020 from 56% for the three months ended June 30, 2019. The 10% increase in gross margin as a percentage of sales in the HPP segment for the three months ended June 30, 2020 as compared to the prior year period is primarily attributed to increased GM from increased services revenue including a $350 thousand increase of royalty revenues and decreased GM from product revenue. The GM as a percentage of sales from products decreased primarily due to product mix.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased $0.1 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. This is due to recovery of consulting expenses in the prior year for services that were not completed. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
		% of		% of	$ Increase	% Increase
	2020	Total	2019	Total	(decrease)	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,801	71%	$3,002	73%	$(201)	(7)%
HPP segment	1,123	29%	1,109	27%	14	1%
Total	$3,924	100%	$4,111	100%	$(187)	(5)%

SG&A expenses overall decreased $0.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The $0.2 million decrease in TS segment SG&A expenses compared to the prior year period is primarily the result of a decrease to bad debt reserve of $0.1 million and a decrease of variable compensation of $0.1 million. The HPP segment SG&A expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 remained flat.

Other Income/Expenses

The following table details other income (expense) for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended
			Increase
	June 30, 2020	June 30, 2019	(Decrease)

	(Amounts in thousands)
Interest expense	$(56)	$(26)	$(30)
Interest income	133	79	54
Foreign exchange gain (loss)	113	8	105
Other income, net	3	—	3
Total other income (expense), net	$193	$61	$132

The $132 thousand increase in total other income (expense), net for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily driven by a foreign exchange gain of $113 thousand for the three months ended June 30, 2020, as compared to a gain of $8 thousand for the three months ended June 30, 2019. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain is primarily from a Euro and U.S. Dollar bank account. There were 500,000 Euros converted to U.S. Dollars during the three months ended June 30, 2020.

The interest income increase of $54 thousand for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily related to agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q) from the TS-US segment.

Income Taxes

An income tax expense of $10 thousand was recorded for the three months ended June 30, 2020 compared to an income tax benefit of $326 thousand in the same period of 2019.

Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Overview of the nine months ended June 30, 2020

Our revenues decreased by approximately $10.7 million, or 19%, to $46.2 million for the nine months ended June 30, 2020 as compared to $56.9 million for the nine months ended June 30, 2019. The decrease in overall revenue for the nine months ended June 30, 2020 as compared to the prior fiscal year nine month period is the result of an approximately $9.0 million decrease in our TS segment revenue combined with a $1.7 million decrease in our HPP segment revenue. The TS segment revenue for the nine months ended June 30, 2020 is primarily impacted by a decrease of sales to a major customer in the U.K. Division and a decrease in product revenue due to several major customers in the U.S. division, partially offset in the U.S. division by increased volume of product sales to one major customer and increased volume in managed services revenues. The $1.7 million decrease in HPP segment revenue for the nine month period ended June 30, 2020 is primarily impacted by decreased combined Myricom and Multicomputer product sales of $2.2 million, partially offset by higher royalties recognized of approximately $0.5 million on high-speed processing boards during the nine months ended June 30, 2020 as compared to the nine month period ended June 30, 2019. Our overall gross margin percentage increased to 28% of revenue for the nine months ended June 30, 2020 from 23% of revenue for the nine months ended June 30, 2019. Our operating loss increased by approximately $0.3 million resulting in an operating loss of $0.9 million for the nine months ended June 30, 2020 as compared to operating loss of $0.6 million for the nine months ended June 30, 2019, primarily as a result of decreased product revenues. Our provision for income tax was a tax expense of $1.1 million for the nine months ended June 30, 2020 as compared to a tax benefit of $466 thousand for the nine months ended June 30, 2019. The effective tax expense rate for the current period is (297)%. The negative rate is high due to the recording of a valuation allowance against deferred tax assets during the second quarter, as the Company has concluded that it is more likely than not that a portion of its deferred tax assets will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. The current tax expense is net of federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to recover federal taxes paid in prior periods. The recording of a valuation allowance against deferred tax assets is a non-cash expense and the federal tax benefits will result in a cash refund.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2020 and 2019:

		%		%
	June 30, 2020	of sales	June 30, 2019	of sales

	(Dollar amounts in thousands)
Sales	$46,199	100%	$56,900	100%
Costs and expenses:
Cost of sales	33,461	72%	43,966	77%
Engineering and development	2,081	5%	2,109	4%
Selling, general and administrative	11,595	25%	11,436	20%
Total costs and expenses	47,137	102%	57,511	101%
Operating loss	(938)	(2)%	(611)	(1)%
Other income	565	1%	108	—%
Loss before income taxes	(373)	(1)%	(503)	(1)%
Income tax expense (benefit)	1,109	2%	(466)	(1)%
Net loss	$(1,482)	(3)%	$(37)	—%

Revenues

Our total revenues decreased by approximately $10.7 million to $46.2 million for the nine months ended June 30, 2020 as compared to $56.9 million of revenues for the nine months ended June 30, 2019.

TS segment revenue change was as follows for the nine months ended June 30, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$33,343	$42,690	$(9,347)	(22)%
Services	8,757	8,430	327	4%
Total	$42,100	$51,120	$(9,020)	(18)%

The decrease in TS segment product revenues of $9.3 million for the nine months ended June 30, 2020 as compared to the prior year period is the result of a $3.5 million decrease in our U.K. division combined with a decrease in product revenues of $5.8 million in our U.S. division. The $5.8 million decrease in the U.S. division product revenues is the result of decreased sales to several major customers. The $3.5 million decrease in the U.K. division product revenue is due to sales to one customer that did not reoccur in the current nine month period ended June 30, 2020. The increase in TS segment service revenues of $0.3 million for the nine month period ended June 30, 2020 as compared to the prior year period is primarily the result of an increase of $0.3 million in our U.S. division, comprised of a $1.6 million increase in managed service contract revenues and an increase of $0.3 million in third party maintenance revenue, partially offset by a $1.6 million decrease in internal and third party service revenues.

HPP segment revenue change was as follows for the nine months ended June 30, 2020 and 2019:

			Increase (decrease)
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$2,469	$4,700	$(2,231)	(47)%
Services	1,630	1,080	550	51%
Total	$4,099	$5,780	$(1,681)	(29)%

The HPP product revenue decrease of $2.2 million during the nine month period ended June 30, 2020 as compared to the prior year period is due to decreased Multicomputer product sales of $0.5 million and decreased Myricom sales of $1.7 million, of which $1.3 million was related to a one time order that did not reoccur in the current period. The increase in HPP services revenues of approximately $0.6 million for the period is the result of an increase in royalty revenues on high-speed processing boards related to the E2D program during the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2020 and 2019:

					Decrease
	2020	%	2019	%	$	%

	(Dollar amounts in thousands)
Americas	$44,266	95%	$51,442	90%	$(7,176)	(14)%
Europe	1,664	4%	3,276	6%	(1,612)	(49)%
Asia	269	1%	2,182	4%	(1,913)	(88)%
Totals	$46,199	100%	$56,900	100%	$(10,701)	(19)%

The $7.2 million decrease in the Americas revenues for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 is primarily due to decreased revenue by our TS U.S. division of $5.2 million and decreased revenue by our TS U.K. division of $2.0 million. The $1.6 million decrease in Europe revenue for the nine month period ended June 30, 2020 as compared to the prior year period is primarily due to decreased sales by our TS U.K. division of $1.1 million, decreased sales by our TS U.S. division of $0.3 million, and decreased sales in our HPP segment of $0.2 million for the nine month period ended June 30, 2020 as compared to the prior fiscal year period. The $1.9 million decrease in Asia revenue for the nine month period ended June 30, 2020 as compared to the prior year period is primarily due to decreased sales by our HPP segment of $1.4 million and decreased sales in our TS U.K. division of $0.5 million for the nine month period ended June 30, 2020 as compared to the prior fiscal year period.

Gross Margins

Our gross margin ("GM") decreased by $0.2 million to $12.7 million for the nine months ended June 30, 2020 as compared to a gross margin of approximately $12.9 million for the nine months ended June 30, 2019. However, the GM as a percentage of revenue increased to 28% for the nine months ended June 30, 2020 from 23% for the nine months ended June 30, 2019.

	2020		2019		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$10,353	25%	$9,988	20%	$365	5%
HPP	2,385	58%	2,946	51%	(561)	7%
Total	$12,738	28%	$12,934	23%	$(196)	5%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$5,047	15%	$5,479	13%	$(432)	2%
Services	5,306	61%	4,509	53%	797	8%
Total	$10,353	25%	$9,988	20%	$365	5%

The overall TS segment GM as a percentage of sales increased to 25% for the nine months ended June 30, 2020 from 20% for the nine months ended June 30, 2019. The 2% increase in GM on product as a percentage of product sales is due to increased vendor rebates and increased high margin software. The 8% increase in GM on services as a percentage of services sales is due to increased volume of managed services.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$841	34%	$1,924	41%	$(1,083)	(7)%
Services	1,544	95%	1,022	95%	522	—%
Total	$2,385	58%	$2,946	51%	$(561)	7%

The overall HPP segment GM as a percentage of sales increased to 58% for the period from 51% in the same prior year period. The 7% increase in total GM as a percentage of sales in the HPP segment is primarily attributed to an increase in services margin including a $560 thousand increase of royalty revenues, while total GM from products decreased because product GM as a percentage of product sales are significantly lower than services.

Operating Expenses

Engineering and Development Expenses

Engineering and development expenses remained relatively flat at $2.1 million for the nine months ended June 30, 2020 as compared to $2.1 million for the nine months ended June 30, 2019. The current period expenses were primarily for product engineering expenses incurred in connection with continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2020 and 2019:

	For the nine months ended June 30,
		% of		% of	$ Increase	% Increase
	2020	Total	2019	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$8,239	71%	$8,194	72%	$45	1%
HPP segment	3,356	29%	3,242	28%	114	4%
Total	$11,595	100%	$11,436	100%	$159	1%

SG&A expenses increased by approximately $0.2 million, or 1%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The slight increase in TS segment expenses is primarily attributed to increased payroll and variable compensation expenses. The $0.1 million increase, or 4%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 in HPP segment expenses is primarily due to increases in payroll expenses related to sales employees.

Other Income/Expenses

The following table details other income (expense) for the nine months ended June 30, 2020 and 2019:

	For the nine months ended
			Increase
	June 30, 2020	June 30, 2019	(Decrease)

	(Amounts in thousands)
Interest expense	$(168)	$(74)	$(94)
Interest income	469	200	269
Foreign exchange gain (loss)	257	(22)	279
Other income, net	7	4	3
Total other income (expense), net	$565	$108	$457

The $457 thousand increase to total other income (expense), net for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 is primarily driven by an increase in interest income of $269 thousand and an increase in foreign exchange gain of $279 thousand, partially offset by an increase of $94 thousand of interest expense. There were 500,000 Euros converted to U.S. Dollars during the nine months ended June 30, 2020.

The increase in interest income of $269 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 6) from the TS-US segment.

Income Taxes

The income tax provision was $1.1 million for the nine months ended June 30, 2020 compared to income tax benefit of $466 thousand in the same period of 2019. The U.K. division did not have any tax expense in the third quarter of fiscal year 2020 due to its pension contribution and the utilization of a portion of its net tax operating loss.

The income tax provision for the nine months period is not comparable to the same period of the prior year due to the recording of a valuation allowance in the current period net of the impact of the federal tax benefits anticipated from the carryback of current and prior period federal net operating losses, as allowed under the recently enacted CARES Act, to recover federal taxes paid in prior periods.

Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $1.9 million to $20.0 million as of June 30, 2020 from $18.1 million as of September 30, 2019. As of May 14, 2020, we have suspended our quarterly dividend until further economic clarity.

Our significant sources of cash for the nine months ended June 30, 2020 included a decrease in accounts receivable of $4.2 million, proceeds from debt of $4.2 million, and a decrease in inventories of $1.1 million.

Our significant uses of cash for the nine months ended June 30, 2020 included a decrease of accounts payable and accrued expenses of $6.9 million, net payment on line of credit $1.3 million, and dividends paid of $1.3 million.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $10.0 million as of June 30, 2020 and consists of 2.4 million Euros, 0.2 million British Pounds, and 6.6 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within the financial statements.

As of June 30, 2020 and September 30, 2019 the Company maintained a line of credit with a capacity of up to $15.0 million and $20.0 million for inventory accessible to both the HPP and TS segments, respectively. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million and $1.5 million as of June 30, 2020 and September 30, 2019, respectively. An amount of $13.9 million and $17.5 million were available as of June 30, 2020 and September 30, 2019, respectively. As of June 30, 2020 and September 30, 2019 there were no cash withdrawals outstanding. The amount of the inventory line of credit and cash withdrawal was lowered in June of 2020 primarily due to lack of need for full use of the line.

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

On April 17, 2020, the Company and Modcomp, Inc., its wholly owned subsidiary each received a loan (“SBA Loans”) in the form of a promissory note from Paragon Bank in the amounts of $827,000 and $1,353,600, respectively under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration. The loans have a two-year term and carry an annual fixed interest rate of 1%.  For additional information on the SBA Loans, see Note 8 of this Form 10-Q.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the nine months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk factors

Except as set forth below, there have been no other material changes to the risk factors set forth in  Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and the risk factor below included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

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

Item 2. Purchases of equity securities

On November 13, 2007, the Board of Directors authorized the Company to purchase 250,000 shares of its outstanding common stock.  On February 3, 2009, the Board of Directors authorized the Company to purchase up to 350,000 additional shares of the Company's outstanding common stock at market price.

On February 8, 2011, the Company’s Board of Directors authorized a new stock repurchase program, which authorized the Company to purchase up to 250,000 shares of its Common Stock. Shares of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the nine months ended June 30, 2020. As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
March 1-31, 2020	6,000	$7.15	6,000	194,525
April 1-30, 2020	400	$6.50	400	194,125

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

Item 6.         Exhibits

Number	Description
10.1	Note, dated as of April 17, 2020, by, and between Paragon Bank and CSP, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on April 23, 2020)

10.2	Note, dated as of April 17, 2020, by, and between Paragon Bank and Modcomp, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on April 23, 2020)

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2020 and 2019, (c) our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2020 and 2019, (d) our Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2020 and 2019, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 11, 2020	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 11, 2020	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer