Form 10-K
period 2020-09-30
CSP INC /MA/
filed 2020-12-28
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020.

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻.

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
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ◻    No   ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,061,070 based on the closing sale price of $6.99 as reported on the Nasdaq Global Market on March 31, 2020.

As of December 21, 2020, we had outstanding 4,276,814 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2020.

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

Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements, other than as required by law.

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

Segments

CSPI operates in two segments: Technology Solutions ("TS") and High Performance Products ("HPP").

TS Segment

● The TS segment consists of our wholly-owned Modcomp subsidiary, which operates in the United States and the United Kingdom.

● The TS segment generates product revenues by reselling third-party computer hardware and software as a value added reseller ("VAR"). The TS segment generates service revenues by the delivery of integration services for complex IT environments, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services ("MSP") that primarily serve the small and mid-sized business market ("SMB").

● Third party products and professional services are marketed and sold through the Company’s direct sales force into a variety of vertical markets, including; automotive; defense; health care; education; federal, state and local government; and maritime.

HPP Segment

●	The HPP segment revenue comes from four distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters for commercial, government and OEM customers; (iii) the nVoy Series of appliances for Managed Security Service Providers (“MSSPs”) and end-user customers; and (iv) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio starting with an underlying platform, comprised of an orchestrator (“SDSo”) and light-weight instances (“SDSi”), and hosted applications that reside on top, as well as supporting hardware, such as turn-key security appliances. All are developed to secure an organization’s network, enterprise-wide, to better protect critical devices, applications and high-value data, such as personally identifiable information ("PII"), from breaches. Revenue is derived from: (i) license sales of our software platform components, (ii) hosted applications, (iii) supporting hardware and (iv) the required support packages. The software licenses, as well as the support packages, are renewable on an annual basis. The ARIA SDS platform and applications can also be deployed on our Myricom SmartNIC adapters which can be directly inserted into our customers servers or integrated as part of our turn-key appliances. Either of these approaches can be deployed into a customer’s data center environments or on-premise servers to provide network security services.

●	We anticipate that the ARIA SDS portfolio will be of value to regulated industries, such as financial services or healthcare, due to the rise of data-privacy regulations enforced at the federal, U.S. state, and international level, as well as industry entities. Due to the COVID-19 pandemic and the dramatic increase in remote workforce ARIA SDS will provide additional protection against exploits entering in from home-based computers and networks. In addition, due to the complexities and high-costs associated with enterprise-wide security, particularly in the creation and operation of Security Operation Centers (“SOCs”), we believe that ARIA will be attractive to organizations that desire SOC level protections without incurring the procurement of disparate tools and the need to hire and retain highly-trained security analysts. We also believe the unique, patent-pending approach will be attractive to MSSPs and OEMs that pursue differentiated security services for their customers. While our initial offerings of the ARIA SDS portfolio are available now, the number of offerings will continue to expand over time.

●	There was limited revenue for ARIA in fiscal year 2020. This was primarily due to COVID-19 limiting our ability to access prospect’s data centers for trials and deployments; however, our pipeline continues to build for FY 2021. As such, we expect to have additional revenue from ARIA starting in fiscal year 2021.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security monitoring. Our SIA allow organizations to add advanced cybersecurity features to their production server deployments. Our primary customers for packet capture include government agencies that need to capture, inject, and analyze network traffic at line rate, and OEMs selling into vendors of computer security appliances. Financial institutions, such as banks, and brokerage firms use Myricom adapters to decrease transaction times. Our machine vision customers, primarily in the manufacturing industry, use our adapters and software for high fidelity video capture and processing. Organizations across all verticals can benefit from the network monitoring software that allows threats to be found within network data at wire rate on our SmartNICs.

●	The ARIA SDS software applications run on our SIA adapters and on Intel X86 based servers, as well as cloud instances. These applications are primarily focused on helping security tools, such as security information and event management (“SIEM”), which are heavily used by today's SOC deployments, to find missed network-borne threats. We have integrated our ARIA Packet Intelligence (“PI”) with SIEM solutions from Splunk and Sumo Logic SIEM, and it assists our own advanced threat detection application ARIA Advanced Detection and Response (“ADR”).

●	The nVoy Series of appliances (“Packet Recorder” and “Packet Broker”) can be deployed as part of an organization’s data security structure as a new component to complement existing systems and provides data breach verification and notification, as well as compliance reporting. The primary customers will be OEMs or MSSPs that are looking to expand their product and services offerings of industry regulation compliance and breach response solutions.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs and supported for several years. Revenue flows come from servicing previously deployed products for a modest number of existing high-value defense customers. Therefore, the revenue from these products, as a percentage of overall Company revenue, is expected to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2020 and 2019. Additional segment and geographical information are set forth in Note 17 Segment Information to the consolidated financial statements.

Segment	2020	%	2019	%

	(Dollar amounts in thousands)
TS	$55,917	90%	$71,159	90%
HPP	5,876	10%	7,902	10%
Total Sales	$61,793	100%	$79,061	100%

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

Third-Party Hardware and Software

We sell third-party hardware and software products in the information technology market, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, network products, unified communications, and IT security hardware and software solutions. Our key offerings include products from Hewlett Packard (HPE)/Aruba, Cisco Systems, Palo Alto Networks, DellEMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Checkpoint. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our customers’ diverse technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with complex IT environments. We offer our customers a single point of contact for complex multi-vendor technology purchases. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We also provide installation, integration, logistical assistance and other value-added services that customers may require. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing. We target SMB and LEB customers across all industries.

Professional Services

We provide professional IT consulting services in the following areas:

●	Implementation, integration, migration, configuration, installation services and project management.
●	Hyper-Converged Infrastructure ("HCI") - We assist our clients with designing and implementing HCI solutions from multiple vendors including DellEMC, Nutanix, HPE and Cisco. HCI is a software-centric architecture that tightly integrates compute, storage and virtualization resources in a single system. The benefits of an HCI solution are improved performance, scalability and flexibility all in a reduced footprint.
●	Virtualization - We help our customers implement virtualization solutions using products from companies such as VMWare and Citrix that allow one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments. Virtualization eliminates physical and geographical limitations and enables users to host multiple operating systems and applications on fewer servers. Benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery.
●	Enterprise security intrusion prevention, network access control and unified threat management. Using third-party products from companies like Palo Alto, Aruba Networks, Juniper Networks, Fortinet, Checkpoint and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.
●	IT security compliance services. We provide services for IT security compliance with personal privacy laws such as the Payment Card Industry Data Security Standard ("PCI DSS"), the Health Insurance Portability and

Accountability Act of 1996 ("HIPAA"), and internal control regulations under the Sarbanes-Oxley Act ("SOX").
●	Unified communications, wireless and routing and switching solutions using Cisco Systems and Aruba Networks products and services.
●	Custom software applications and solutions development and support. We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, SharePoint and OnBase. We are a Microsoft Gold Partner.
●	Managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.
●	Maintenance and technical support for third-party products including hardware and software, operating system and user support.

Managed and Cloud Services

As consumption models continue to evolve in our industry, we have developed a robust managed and cloud services offering to provide alternative solutions to traditional capital expenditure investments in IT solutions and IT operations for our clients. Our value is to provide an elastic offering that will allow the client to scale and consume these offerings with monthly billing options that help control costs and provide economies of scale.

We provide managed and cloud services in the following areas:

●	Proactive monitoring and remote management of IT Infrastructure that includes network (both wired and wireless), data center (which includes compute, storage and virtualization), desktops, unified communications platforms and security.
●	Managed and Hosted Unified Communication as a Service via a Cisco Collaboration offering under an annuity program.
●	Managed Security (firewall, endpoint protection, malware, anti-virus and SIEM).
●	Managed BackUp and Replication.
●	Cloud services that include Microsoft Office 365, Azure, Greencloud and Amazon Web Services.

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

Competition

Our primary competition in the TS segment is other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, Presidio, Dimension Data, and Computacenter Limited. In addition, we compete directly with many of the companies that manufacture the third-party products we sell, including Cisco Systems, IBM, HPE, EMC (now part of Dell) and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they also include such national competitors as HP/EDS, IBM and Cap Gemini.

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

Backlog

The backlog of customer orders and contracts for the TS segment was approximately $4.3 million at September 30, 2020, as compared to $4.0 million at September 30, 2019. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2021.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security and protection of critical assets, applications and devices by improving their network visibility capabilities and accelerating their incident response.

Products

The ARIA SDS solution provides organizations an automated, central, and coordinated way to accelerate cyber threat detection and response, implement and enforce security policies, control which applications can access critical assets, and to protect applications and the associated data. The ARIA SDSo and SDSi, provide the foundation of the ARIA platform, so that a series of lightweight advanced security applications can be deployed, provisioned and managed uniformly across any sized organization.

These instances can be deployed in a variety of scenarios including bare metal servers, virtual machines ("VMs"), and container-based computing environments, as well as on our own turn-key security appliances. The ARIA SDSo will automatically detect any instances and programmatically execute the specified applications security feature set strengthening an organization's security posture.

For customers that desire a turnkey solution, a bundled offering can be created for deployment and opens the possibility for professional services and integration services offerings to our channel.

ARIA SDS APPLICATIONS

The deployment of hosted applications bring life to the ARIA SDS platform. Application availability will expand over time as new products are released. We believe our current offerings have significant market potential.

1) ARIA Advanced Detection and Response: The newest ARIA SDS, ARIA ADR, offering was released in the fourth quarter of fiscal year 2020 and provides organizations with the ability to deploy SOC capabilities without the need for costly security tools or the skilled human resources. ARIA ADR is a single-platform solution driven by artificial intelligence (“AI”) and machine learning (“ML”) to enable automated, comprehensive threat detection and response.

ARIA ADR is an attractive option for mid-sized organizations that need a complete cybersecurity solution. It can be deployed on customers’ premises as well as in the public cloud infrastructure.

The ARIA ADR solution is offered as a SaaS service with multi-year monthly or annual subscription contracts for both the software and hardware components. The solution can be deployed through a turn-key security appliance in premises network, and data centers, and in virtual cloud instances.

2) ARIA Packet Intelligence: The ARIA Packet Intelligence ("PI") application directs an organization’s network traffic to existing intrusion detection systems (“IDS”) security tools such as SIEMs, Intrusion Prevention Systems or (“IPS"), as well as our ARIA ADR solution to make these tools effective at detecting network-borne threats.

The ARIA PI application is available as a licensed functionality within a low-cost high-availability ("HA") security appliance, or probe, that taps into an organization’s network infrastructure, as well as on the Myricom SIA adapter. The probe mines data at 10-25G line rates and performs remedial actions to stop threats on a per-traffic stream basis while minimizing impact on network traffic performance. Built-in APIs allow compatible third party threat detection tools to take actions in order to stop detected threats. The ARIA PI application will be able to improve IPS or IDS performance by preprocessing the data feeds, allowing such solutions to run effectively at higher line rates.

3) ARIA Packet Capture: Our Sniffer10G ("SNF") software is used by intelligence agencies for packet capture, network surveillance applications, and to perform detailed cyber-threat analysis. It’s a recommended solution to increase the Zeek IDS (formerly known as Bro) to support 10G line rates rather than the standard 1G.

4) ARIA Key Management Server: The ARIA KMS application makes it easier to add encryption and decryption capabilities to those applications which leverage a standards-based key management interoperability protocol ("KMIP") client. For example, each of VMware’s vSphere and vSAN instances leverage a KMIP client to encrypt their application data output. As such, they need to be fed KMIP compatible keys to perform encryption. Depending upon the size of the environment, this could require hundreds of keys per minute. Our ARIA KMS application provides such KMIP keys securely and at rapid scale while ensuring that the key servers are highly available at all times. Our application was designed to solve the deployment complexity challenges currently associated with key management.

MYRICOM SmartNIC ADAPTERS

Myricom ARC Series product line includes a portfolio of SmartNIC ethernet adapters, as well as specialized software, which is branded as DBL for financial institutions and SNF for network monitoring. Both are compatible with Linux, Windows, Mac OS X, and VMware ESX. Our adapters act as stand-alone Network Interface Cards ("NIC”) and support purpose-built for applications that provide high bandwidth, low latency and line-rate packet capture, and processing off load for high-frequency financial trading and network traffic analysis applications.

Myricom Secure Intelligent Adapter ("SIA") is our next-generation adapter and provides additional compute capabilities and the specialized hardware necessary to optimally operate the ARIA SDS platform and applications. These advanced features allow organizations to achieve lossless packet inspection and policy based actions on network traffic at wire rate, which is required for network surveillance use cases and tools, such as lawful intercept, deep packet inspection, forensic tools, and threat detection applications. Customer verticals for the Myricom SIA include service providers, OEMs and MSSPs.

ARIA SECURITY APPLIANCES

ARIA Security Appliances provide a standalone solution that can be either deployed in-line to provide network security, or within a data center to provide security services. These appliances are built with one or multiple integrated Myricom SIA adapters. This allows for broader options to deploy our services in a turn-key fashion.

nVoy Series is comprised of a 100G Packet Broker and a 10G Packet Recorder appliance optimized to run our ARIA applications. These tools assist customers in the deployment of our ARIA solution into higher speed networks, as well as provide the compute and storage intensive functions needs to provide some of our services such as packet recording.

MULTICOMPUTER PRODUCTS

Multicomputer products portfolio includes the 2000 SERIES VME and the 3000 SERIES VXS systems. The 2000 SERIES products, based on PowerPC RISC processors with AltiVec™ technology, high-speed memory, and Myrinet-2000™ cluster interconnect, are currently in use by customers in the aerospace, commercial, and defense markets. The 3000 SERIES VXS product line, incorporating the Freescale QorIQ PowerPC processors with AltiVec technology, targets high-performance DSP, signal intelligence ("SIGINT"), and radar and sonar applications in airborne, shipboard, and unmanned aerial vehicle ("UAV") platforms where space, power, and cooling are at a premium. The HPP segment will continue to ship and repair existing Multicomputer products to its customer base and support an installed base of DSP systems.

Royalties on Multicomputer products

We license the design of certain 2000 SERIES computer processor boards and switch interconnect technology to third parties. In exchange for licensing this technology, we receive a royalty payment for each processor board that utilizes our design for these products.

Markets, Marketing and Dependence on Certain Customers

Aerospace & Defense Market

Our focus for fiscal 2021 and beyond is to continue our support of established Multicomputer and Myricom products allowing system deployments to be made by government entities. These programs have support requirements that often extend beyond twenty years.

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

Packet Capture Market

Myricom Sniffer software, running on Myricom ARC adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate for all Ethernet packet sizes, with low-cost CPU overhead. Sniffer10G serves the following market segments: network surveillance, monitoring and analysis, testing, measurement, and packet generation, as well as a technology component within intrusion detection systems ("IDS"), forensic tools, and threat detection and response solutions.

Machine Vision Market

Myricom ARC network adapters are used in a wide range of network applications, including those that connect machine vision camera systems using Ethernet. Many of these OEM customers require high-performance, low latency 10G networked video processing systems, which include our SmartNICs and software to assist with the video transmission.

Cyber Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cybersecurity solutions to find and stop intrusion threats, while also reducing their operating costs. At the present time, our ARIA SDS solutions are primarily offered through our direct sales channel, however, it is likely that future sales will come through channel partners such as independent reseller and MSSPs. These value added resellers will find the ARIA offerings an appealing way to expand their portfolio of security products and services while replacing less-effective tools and processes in their customer environments.

OEM vendors in the cybersecurity market can benefit from integrating the ARIA applications and leveraging them as internal solutions to allow their applications to scale, add critical functionality, or solve particular problems, such as poor performance. OEMs are interested in the Myricom Adapters including our SIA running our ARIA SDS applications, for use as Smart NICs within their appliances. We believe this will be a large growing market we can participate in in the coming years.

As mentioned, MSSPs require simple, yet differentiated, solutions that can be deployed across their customer bases. The detection, orchestration and automation capabilities found in ARIA SDS are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

Competition

CSPi’s competition in the cybersecurity space comes primarily from the large, traditional security vendors like Dell, IBM, and McAfee. Due to the ARIA’s approach to network and data security, we also face competition from traditional security tools and current approaches to finding network based attacks. The competition includes common firewall manufacturers with broad portfolios such as Palo Alto or Cisco, and in the case of data packet brokers, Gigamon and Ixia. Competitors for ARIA SDS encryption include applications and appliances provided by Thales, HPE’s Voltaic group, and other smaller market players.

In the crowded security products market, our history of supporting defense and government military programs, strong security application expertise, and the ability to develop optimized products for OEMs will set us apart. We must continually develop new features and solutions to stay abreast of evolving customer requirements and leverage advances in technology. One example is Intel’s chip-level roadmap that may provide additional functionality for our ARIA SDS solution, but our competitors could also attempt to leverage this. Some of these competitors may also be potential go-to-market partners or OEM customers looking to integrate our capabilities within their products and solutions.

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

Currently, Myricom products, including the nVoy appliances and Myricom network adapters, are shipped to our customers directly from our plant in Lowell, Massachusetts. The packet recorder and packet broker appliances are sourced from third-party partners, integrated with CSPi software and resold under the CSPi brand. Our network adapters are primarily designed and specified in-house and fabricated and sourced from outside third party vendors. Material and components received from outside suppliers are inspected by our quality assurance technicians.

The ARIA SDS solution (platform and applications) is licensed from servers or content-delivery services directly controlled by CSPi. The ARIA software can be sold in conjunction with the Myricom SIA, or our appliances, which may be preloaded with the appropriate images.

We provide a warranty covering defects arising from the sale of Multicomputer and Myricom products, which varies from 90 days to three years, depending upon the particular unit in question.

Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, and BCRM for a variety of processors for certain products and Wind River Systems, Inc. for VxWorks operating system software. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

Research and Development

For the year ended September 30, 2020, our expenses for R&D were approximately $2.8 million compared to approximately $2.8 million for the year ended September 30, 2019. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2020 involved development of the ARIA SDS product set, and enhancements to our Myricom products, in which we expect to continue to make investments related to the development of new hardware adapter products and the ARIA SDS software that enables the hardware to meet the needs of specific applications. Our current R&D plan is intended to extend the usefulness and marketability of these products by adding features and capabilities to meet the needs of our markets.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have pending patents for the ARIA SDS software and will be pursuing additional patent rights over time.

Backlog

The backlog of customer orders and contracts in the HPP segment was approximately $0.6 million at September 30, 2020 as compared to $0.5 million at September 30, 2019. Our backlog can fluctuate greatly. We can experience possible large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2021.

Significant Customers

See Note 17 in the notes to the consolidated financial statements for detailed information regarding customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2020 and 2019.

Employees

As of September 30, 2020, we had approximately 112 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

Company Website

The United States Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s internet address is http://www.cspi.com. Through that address, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on the Company’s website is not included in, nor incorporated by reference into, this annual report on Form 10-K.

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 17 of the notes to the consolidated financial statements.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2020, one customer accounted for approximately $6.5 million in revenue, or 10% of our total revenues for the fiscal year. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 6% of our total revenue in fiscal year 2020 and 4% of our total revenue in fiscal year 2019 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 5% and 8% of our total revenue for the fiscal years ended September 30, 2020 and 2019, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

Any systems failures, including network, software or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients and reputational harm as a security provider. Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will help us minimize or avoid such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

U.S. Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

●	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
●	claim rights in systems and software developed by us;
●	suspend or debar us from doing business with the federal government or with a governmental agency;
●	impose fines and penalties and subject us to criminal prosecution; and
●	control or prohibit the export of our data and technology.

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

We need to continue to expend resources on research and development ("R&D") efforts in our HPP segment, to meet the needs of our customers. If we are unable to do so, our products could become less attractive to customers and our business could be materially adversely affected.

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

Our quarterly results may be subject to fluctuations resulting from a number of other factors, including:

●	delays in completion of internal product development projects;
●	delays in shipping hardware and software;
●	delays in acceptance testing by customers;
●	a change in the mix of products sold to our served markets;
●	changes in customer order patterns;
●	production delays due to quality problems with outsourced components;
●	inability to scale quick reaction capability products due to low product volume;
●	shortages and costs of components;
●	the timing of product line transitions;
●	declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology;
●	inability to realize the expected benefits from acquisitions and restructurings, or delays in realizing such benefits;
●	potential asset impairment, including goodwill and intangibles, write-off of deferred tax assets or restructuring charges; and
●	changes in estimates of completion on fixed price service engagements.

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

We securely store our designs, schematics, and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business, financial condition, and results of operations. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.

Changes in regulations could materially adversely affect us.

Our business, results of operations, or financial condition could be materially adversely affected if laws, regulations, or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. Under applicable federal securities laws, we are required to evaluate and determine the effectiveness of our internal control structure and procedures. If we have a material weakness in our internal controls, our results of operations or financial condition may be materially adversely affected, or our stock price may decline. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, the Company concluded that, as of such date, our disclosure controls and procedures were not effective. See details in Item 9A.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 30, 2020. Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting and we may not be able to accurately report our financial results or prevent fraud.

Our management identified a material weakness in internal controls as of September 30, 2020. The material weakness is in connection with internal controls over the revenue recognition process, specifically the failure to properly identify whether the Company was to be considered the principal or the agent in certain transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

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

We will take initiatives to improve our internal control over financial reporting and disclosure controls. For details on these initiatives, see Item 9A. While our management will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures, there is no assurance that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives, including the prevention and detection of fraud, all of the time.

Our stock price may continue to be volatile

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced and may continue to experience substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

●	loss of a major customer;
●	loss of a major supplier;
●	the addition or departure of key personnel;
●	variations in our quarterly operating results;
●	announcements by us or our competitors of significant contracts, new products or product enhancements;
●	acquisitions, distribution partnerships, joint ventures or capital commitments;
●	regulatory changes;
●	sales of our common stock or other securities in the future;
●	changes in market valuations of technology companies; and
●	fluctuations in stock market prices and volumes.

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

Pandemics, epidemics, or disease outbreaks, such as COVID-19 may cause harm to us, our employees, our clients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. The impact of a pandemic, epidemic, or other disease outbreak, such as COVID-19, may include, but would not be limited to: (i) disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce; (ii) volatility in the demand for or availability of our products and services, (iii) inability to meet our customers’ needs due to disruptions in the manufacture, sourcing and distribution of our products and services, or (iv) failure of third parties on which we rely, including our suppliers, clients, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic on March 11, 2020, national, state, and local governments have taken actions such as declaring a state of emergency, social distancing guidelines, and shutting down certain businesses which are not considered essential in part or entirely. The Company has complied with such actions causing most employees to work remotely in all locations. Such measures could have a material adverse effect on our business, financial condition and results of operations.

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2020. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Owned
		or	Approximate
Location	Principal Use	Leased	Floor Area
TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL 33442	Administration

Modcomp, Ltd.	Sales, Marketing and	Leased	916 S.F.
Trinity Court, Molly Millars Lane	Administration
Wokingham, Berkshire
United Kingdom

HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	13,515 S.F.
175 Cabot Street, Suite 210	Manufacturing, Sales,
Lowell, MA 01854	Marketing and
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

	2020		2019
Fiscal Year:	High	Low	High	Low
1st Quarter	$13.60	$12.01	$13.45	$8.78
2nd Quarter	$14.52	$5.00	$11.92	$9.31
3rd Quarter	$11.40	$6.21	$15.50	$10.30
4th Quarter	$9.85	$7.40	$15.18	$12.21

Stockholders.   We had approximately 65 holders of record of our common stock as of December 23, 2020. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,450.

Dividends.   As of May 14, 2020, we have suspended our stock repurchase program and the payment of quarterly cash dividends until further economic clarity. For the fiscal years ended September 30, 2020 and 2019, the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2019	12/27/2018	1/7/2019	1/22/2019	$0.15
2019	2/12/2019	2/28/2019	3/14/2019	$0.15
2019	5/8/2019	5/31/2019	6/14/2019	$0.15
2019	8/7/2019	8/30/2019	9/13/2019	$0.15
2020	12/10/2019	12/31/2019	1/15/2020	$0.15
2020	2/12/2020	2/28/2020	3/13/2020	$0.15

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

Observations on effects of novel coronavirus (COVID-19)

On March 11, 2020, the World Health Organization characterized the novel coronavirus outbreak as a pandemic. The outbreak has and continues to adversely affect the economies of the U.S., U.K., and other international markets and economies in which we operate. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic, national, state, and local governments have and continue to take actions such as declaring a state of emergency, implementing social distancing and other guidelines, and shutting down and/or limiting the opening or operation of certain businesses which are not considered essential. The Company continues to comply with such actions causing most employees to work remotely in all locations. Due to the pandemic, revenue decreased significantly for the fiscal year ended September 30, 2020 compared to fiscal year ended September 30, 2019. The largest driver of this revenue decrease was our customers having budgetary cuts or holds. However, we do anticipate returning to a regular volume of business in the future when the economy is fully open. In our HPP segment, companies have delayed decisions to purchase ARIA due to the pandemic. The pandemic has also had an adverse effect on our ability to transact one-on-one business in both segments. Due to the uncertainty of the pandemic, including but not limited to, regulatory measures or voluntary actions that have and may be put in place to limit the spread of COVID-19 and the duration of such measures, the impact of any further spread of COVID-19, or the resurgence of COVID-19 in a given geographic region after it has hit its “peak,” at this time, and the timing and rollout of any approved vaccine to combat the spread of COVID-19, we cannot make a reasonable estimate on the extent or duration of the impacts on our business.

Please refer to Item 1A Risk Factors located in Part I in this Annual Report on Form 10-K for discussion of the risks related to COVID-19 on our business, financial condition, and results of operations.

Overview of Fiscal 2020 Results of Operations

Revenue decreased by approximately $17.3 million, or 22%, to $61.8 million for the fiscal year ended September 30, 2020 versus $79.1 million for the fiscal year ended September 30, 2019.

Gross profit margin percentage increased, from 23% of revenues for the fiscal year ended September 30, 2019 to 28% for the fiscal year ended September 30, 2020.

We generated an operating loss of approximately $1.4 million for the fiscal year ended September 30, 2020 as compared to an operating loss of approximately $0.8 million for the fiscal year ended September 30, 2019.

The Company recorded an income tax provision of approximately $384 thousand, which reflected an effective tax rate of (36.2%), for the year ended September 30, 2020. The provision is primarily driven by the recording of a partial valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized, partially offset by current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34.0%.

We identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on as “gross” basis. We revised the first three quarters of fiscal year 2020 for this error, which increased total sales and total cost of sales on the Consolidated Statements of Operations for these periods. The revision did not affect total gross profit, net income, or earnings per share. There were no effects on the Consolidated Balance Sheets or Consolidated Statements of Cash Flows. A summary of revisions for our previously reported financial statements are disclosed within this Form 10-K under Note 20.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2020	of sales	September 30, 2019	of sales

	(Dollar amounts in thousands)
Sales	$61,793	100%	$79,061	100%
Costs and expenses:
Cost of sales	44,626	71%	61,035	77%
Engineering and development	2,798	5%	2,800	4%
Selling, general and administrative	15,793	26%	16,052	20%
Total costs and expenses	63,217	102%	79,887	101%
Operating loss	(1,424)	(2)%	(826)	(1)%
Other income	362	—%	384	—%
Loss before income taxes	(1,062)	(2)%	(442)	(1)%
Income tax expense (benefit)	384	—%	(71)	—%
Net loss	$(1,446)	(2)%	$(371)	(1)%

Revenues

Revenue decreased by approximately $17.3 million, or 22%, to $61.8 million for the fiscal year ended September 30, 2020 versus $79.1 million for the fiscal year ended September 30, 2019. Our TS segment revenue decreased by approximately $15.2 million, or 21%, consisting of a decrease of $11.3 million in our U.S. division combined with a decrease of $3.9 million in our U.K. division. Our HPP segment revenue decreased by approximately $2.0 million, or 26%, primarily due to decreased product revenue of $3.0 million, partially offset by increased service revenue of $1.0 million.

TS segment revenue changes by products and services for the fiscal years ended September 30 were as follows:

			Decrease
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$44,588	$59,611	$(15,023)	(25)%
Services	11,329	11,548	(219)	(2)%
Total	$55,917	$71,159	$(15,242)	(21)%

The decrease in TS segment product revenue of $15.0 million during the period was the result of an $11.0 million decrease in the U.S. division combined with a decrease of $4.0 million in the U.K. division. Customers’ budgets have been cut or put on hold in the short term due to the pandemic leading to significantly decreased sales. The decrease in our U.S. division product revenue year over year was primarily associated with several major customers, partially offset by a significant increase with one customer. The decrease in the U.K. division year over year was primarily associated with a decrease with one major customer. The decrease in TS segment service revenue of $0.2 million as compared to the prior year was due to a $0.3 million decrease in the U.S. division, partially offset by a $0.1 million increase in the U.K. division. In fiscal year 2020 as compared to the prior year, the U.S. division had a decrease of $2.2 million in internal services and a decrease of $0.4 million from third party maintenance and services, partially offset by an increase of $2.4 million in managed services.

HPP segment revenue changes by product and services for the fiscal years ended September 30 were as follows:

			Increase (decrease)
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$3,401	$6,406	$(3,005)	(47)%
Services	2,475	1,496	979	65%
Total	$5,876	$7,902	$(2,026)	(26)%

The decrease in HPP product revenue of $3.0 million in the fiscal year ended September 30, 2020 was primarily the result of an approximately $1.8 million decrease in Myricom product line shipments combined with a $1.2 million decrease in Multicomputer product line shipments for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019. This is primarily due to the pandemic affecting customers’ budgets. The increase in HPP service revenue of approximately $1.0 million for the period was primarily the result of an approximately a $1.0 million increase in royalty revenues on high-speed processing boards related to the E2D program during the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

					Decrease
	2020	%	2019	%	$	%

	(Dollar amounts in thousands)
Americas	$59,178	95%	$72,522	92%	$(13,344)	(18)%
Europe	2,282	4%	4,056	5%	(1,774)	(44)%
Asia	333	1%	2,483	3%	(2,150)	(87)%
Totals	$61,793	100%	$79,061	100%	$(17,268)	(22)%

The $13.3 million decrease in the Americas revenue for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019 was primarily due to decreased revenue by our TS segment of approximately $13.0 million consisting of a decrease of $10.9 million from the U.S. division and a $2.1 million decrease from the U.K. division, combined with decreased sales by our HPP segment of approximately $0.3 million. The $1.8 million decrease in Europe revenue for the fiscal year ended September 30, 2020 as compared to the prior year period was primarily due to decreased sales by our TS-UK division of approximately $1.4 million, a decrease in sales by our TS-US division of approximately $0.3 million, and a decrease in sales by our HPP segment of approximately $0.1 million. The $2.2 million decrease in Asia revenue for the fiscal year ended September 30, 2020 as compared to the prior year period was primarily the result of decreased revenue by our HPP segment of $1.6 million combined with a $0.6 million decrease in our TS-U.K. division.

Gross Margins

Our gross margins ("GM") decreased by approximately $0.8 million to $17.2 million for fiscal year 2020 as compared to GM of $18.0 million for fiscal year 2019. The GM as a percentage of revenue increased to 28% for fiscal year 2020 from 23% for fiscal year 2019. The increase in GM as a percentage of revenue was primarily attributed to a higher percentage of service revenue relative to product revenue in the HPP segment and a large decrease in TS segment product revenue with significantly improved margins relative to a slight decrease in service revenue. The improved margins are from large lower margin deals in fiscal year 2019 that did not reoccur in fiscal year 2020.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	2020		2019		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$13,553	24%	$13,889	20%	$(336)	4%
HPP	3,614	62%	4,137	52%	(523)	10%
Total	$17,167	28%	$18,026	23%	$(859)	5%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	2020		2019		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$6,842	15%	$7,462	13%	$(620)	2%
Services	6,711	59%	6,427	56%	284	3%
Total	$13,553	24%	$13,889	20%	$(336)	4%

The overall TS segment GM as a percentage of revenue increased to 24% in fiscal year 2020 from 20% in fiscal year 2020. The increase in GM as a percentage of revenue was primarily attributed to a large relative decrease in TS segment product revenue compared to a slight decrease in service revenue in fiscal year 2020 as compared to the prior year. Additionally, both product and service GM as a percentage of revenue increased from prior year. The $0.6 million decrease in our TS segment product GM in fiscal year 2020 as compared to the prior year resulted from a decrease in GM in the U.S. division of $0.3 million combined with a decrease in the U.K division of $0.3 million. The $0.3 million increase in the TS segment service GM in fiscal year 2020 as compared to the prior year primarily resulted from increased GM as a percentage of revenue in the U.S. division despite a slight decrease in service revenue.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	2020		2019		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,240	36%	$2,719	42%	$(1,479)	(6)%
Services	2,374	96%	1,418	95%	956	1%
Total	$3,614	62%	$4,137	52%	$(523)	10%

The overall HPP segment GM as a percentage of revenue increased to 62% in fiscal year 2020 from 52% in fiscal year 2019. The 10% increase in GM as a percentage of sales in the HPP segment was primarily attributed to the impact of an increase of $1.0 million in high margin Multicomputer royalty revenues and decreased GM from product revenue as a result of decreased Multicomputer product revenue, which has a higher GM as a percentage of sales. The GM as a percentage of sales from products decreased primarily due to product mix in fiscal year 2020 as compared to the prior year.

Engineering and Development Expenses

Our engineering and development expenses are only in our HPP segment. These expenses remained relatively flat at $2.8 million for fiscal year 2020 as compared to fiscal year ended 2019. Fiscal year 2020 and 2019 expenses were primarily for product engineering expenses incurred in connection with the development of the ARIA SDS cyber security products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2020 and 2019:

	For the year ended September 30,
		% of		% of	$ Increase	% Increase
	2020	Total	2019	Total	(decrease)	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$11,247	71%	$11,630	72%	$(383)	(3)%
HPP segment	4,546	29%	4,422	28%	124	3%
Total	$15,793	100%	$16,052	100%	$(259)	(2)%

For fiscal year 2020 compared to fiscal year 2019, the TS segment SG&A spending decrease of approximately $0.4 million was primarily due to a decrease in variable compensation and salaries of $0.3 million and a decrease of $0.1 million for travel expense.

For fiscal year 2020 compared to fiscal year 2019, the HPP segment SG&A spending increase of $0.1 million was primarily attributed to increased employees in the sales department.

Other Income/Expenses

The following table details our other income/expenses for the years ended September 30, 2020 and 2019:

	For the year ended
			$ Increase
	September 30, 2020	September 30, 2019	(Decrease)

	(Amounts in thousands)
Interest expense	$(228)	$(99)	$(129)
Interest income	582	323	259
Foreign exchange (loss) gain	(2)	157	(159)
Other income, net	10	3	7
Total other income (expense), net	$362	$384	$(22)

The $22 thousand decrease to total other income (expense), net for the year ended September 30, 2020 as compared to the year ended September 30, 2019 is primarily driven by an increase of interest expense of $129 thousand and a decrease in foreign exchange gain of $159 thousand causing a foreign exchange loss of $2 thousand, partially offset by an increase in increase in interest income of $259 thousand.

The increase in interest income of $259 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 2 Accounts and Long-Term Receivables) from the U.S. division of the TS Segment.

Income Taxes

The Company recorded an income tax provision of approximately $384 thousand, which reflected an effective tax rate of (36.2%), for the year ended September 30, 2020. The provision is primarily driven by the recording of a partial valuation allowance against US deferred tax assets that are not more likely than not to be realized, partially offset by current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34.0%. For the year ended September 30, 2019, the income tax benefit was approximately $71 thousand, which reflected an effective tax rate of 16.1%. The tax benefit included an increase in the valuation allowance for net operating losses for state income tax related to the High Performance Products segment in which the Company also had a reversal of the uncertain tax position of $54 thousand as the statute of limitations have expired.

During the period ended September 30, 2020, management assessed the positive and negative evidence in the U.S. operations, and concluded that it is more likely than not that a portion of its deferred tax assets as of September 30, 2020 will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. In determining the amount of the valuation allowance to record, the Company considered taxable income in prior carryback years for U.S. federal tax purposes and the reversal of existing taxable temporary differences as sources of taxable income against which a portion of its U.S. deferred tax assets is benefitted. The Company recorded a full valuation allowance against the remaining U.S. deferred tax assets in excess of these sources of taxable income. It should be noted however, that the amount of the deferred tax asset not to be realized could be adjusted in future years if estimates of taxable income during the carryforward periods are increased, or if there is objective positive evidence in the form of cumulative earnings.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $1.2 million to $19.3 million as of September 30, 2020 from $18.1 million as of September 30, 2019.

Significant sources of cash for the year ended September 30, 2020 included proceeds from debt of $4.2 million including a $0.8 million and $1.4 million at CSP Inc. and Modcomp, Inc., respectively, under the Payroll Protection Program (see details below), a decrease in accounts and long-term receivable of $3.4 million, a decrease in other assets of $2.1 million, and a decrease in inventories of $2.1 million. Partially offsetting these significant sources of cash for the year ended September 30, 2020 were a decrease in accounts payable and accrued expenses of $8.0 million, dividends paid of $1.3 million, repayments on debt of $1.1 million, and net payments under line-of-credit agreement of $0.9 million.

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

Under the Paycheck Protection Program, the SBA Loans provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to Lender or SBA, and adverse changes in the financial condition or business operations that Lender believes may materially affect Borrowers’ ability to pay the SBA Loans. The Borrowers did not provide any collateral or guarantees for the SBA Loans and the Borrowers may prepay the principal of the SBA Loans at any time without penalty.

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24-week period beginning on the date of the first disbursement of the SBA Loans. Subsequent to September 30, 2020 and as of the date of this filing, we have received notice of forgiveness from the SBA for the SBA Loans.

Cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.9 million as of September 30, 2020, which consists of 0.8 million euros, 0.3 million British Pounds, and 8.5 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported above. There were $1.5 million Euros converted to U.S. Dollars during the year ended September 30, 2020.

As of September 30, 2020 and September 30, 2019, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million and $20.0 million, respectively. It may be used by the TS or HPP segment in the

U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 3.25% as of September 30, 2020. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2020 and September 30, 2019, Company borrowings, all from the TS segment, under the inventory line of credit were $1.6 million and $2.5 million, respectively, and the Company was in compliance with all covenants. As of September 30, 2020 and September 30, 2019, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million and $1.5 million, respectively. As of September 30, 2020 and September 30, 2019 there were no cash withdrawals outstanding. The amount of the inventory line of credit and cash withdrawal was lowered to $15.0 million in September of 2020 primarily due to lack of need for full use of the line.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, valuation allowances, specifically the allowance for doubtful accounts and net deferred tax asset valuation allowance, inventory valuation, intangibles, and pension and retirement plans.

Revenue Recognition

On October 1, 2018 the Company adopted Accounting ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The ASU replaces most existing revenue recognition guidance in GAAP. See Note 1 Summary of Significant Accounting Policies, in the Consolidated Financial Statements for additional information regarding our revenue recognition policies. The following areas involve significant judgment and estimates:

Allocating transaction price with agreements with multiple components including leasing and/or a financing component

A financing component exists when at contract inception the period between the transfer of a promised good and/or service to the customer differs from when the customer pays for the good and/or service. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less.

Certain contracts contain a financing component including managed services contracts with financing of hardware and software. The interest rate used reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease component includes hardware, which is subject to ASC 842, Leases. The non-lease components are subject to ASC 606, Revenue from Contracts with Customers.

When product and non-managed services are sold together, the allocation of the transaction price to each performance obligation is calculated using a budgeted cost-plus margin approach. Due to the complex nature of these contracts, there is significant judgment in allocating the transaction price. These estimates are periodically reviewed by project managers, engineers, and other staff involved to ensure estimates are appropriate. For items sold separately, including hardware, software, professional services, maintenance contracts, other services, and third-party service contracts, there is no allocation as there is one performance obligation.

Professional Services Sold Without Products

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

Gross versus Net Revenue

We recognize revenue from third-party service contracts as either gross sales or net sales, when the Company has fulfilled its obligation under its purchase order or contract depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing of the goods/services. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. We have determined the third-party services contracts are a single performance obligation in each sale. When the Company is an agent, revenue is typically recorded at a point in time when the sale is complete. When the Company is the principal, revenue is recognized over the contract term.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2020. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2020. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2020. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2020 or 2019. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. This is due to the fact that we are not yet able to conclude that the material weakness described in this Item 9A has been remediated by the changes we made in response to that material weakness.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020.

As of September 30, 2020, management has identified a material weakness. As defined in Rule 12b-2 under the Exchange Act, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The material weakness noted is in connection with internal controls over the revenue recognition process, specifically the failure to properly identify whether the Company was to be considered the principal or the agent in certain transactions. We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or acting as an agent or broker based on control and timing of the goods/services. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When the Company is an agent, revenue is typically recorded at a point in time. When the Company is the principal, revenue is recognized over the contract term.

The control failure was identified during the preparation of the fiscal year 2020 consolidated financial statements. The Company does business with many manufacturers and distributors. Included among the Company’s controls in the revenue recognition process are the review of key words in the item description and stock-keeping unit (“SKU”) to identify items which are consistent with the Company’s role as principal or agent followed by a judgmental review by sales and financial management, as necessary. During 2020, we determined that the design of these controls needed to be improved and the controls themselves were not operating effectively on a consistent basis. The primary control failure related to the key words identifying certain items where the Company was the principal, but the item was incorrectly recorded on a net basis. See Note 1 and Note 20 for details of the revision.

We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020. Although we have implemented changes to our internal controls over financial reporting as described below, at this time we cannot conclude that the material weakness has been remediated.

During the period following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did, however, note that certain controls were not operating correctly as described above.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) reports” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2020 and 2019, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees, officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2020 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to be	Weighted average	issuance under equity
	issued upon exercise of	exercise price of outstanding	compensation plans (excluding
	outstanding options,	stock options, warrants and	securities reflected in column
Plan Category	warrants and rights	rights	(a)(3)
Equity compensation plans approved by security holders	203,742	$3.64	288,696

(1)	Includes 202,742 non-vested shares issued and 1,000 stock options issued.
(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.
(3)	Includes 223,965 shares available for future issuance under the stock incentive and stock option plans and 64,731 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2020 and 2019

Consolidated Statements of Operations for the years ended September 30, 2020 and 2019

Consolidated Statements of Comprehensive Loss for the years ended September 30, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities	X
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10

10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.8*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.9	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.11*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.12*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
10.13	Share Purchase and Assignment Agreement		8-K	June 27, 2018	2.1
10.14	Note, dated as of April 17, 2020, by, and between Paragon Bank and CSP, Inc.		8-K	April 23, 2020	10.1
10.15	Note, dated as of April 17, 2020, by, and between Paragon Bank and Modcomp, Inc.		8-K	April 23, 2020	10.2
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 28, 2020
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 28, 2020
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 28, 2020
Mike Newbanks

/s/ C. Shelton James	Director	December 28, 2020
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 28, 2020
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 28, 2020
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 28, 2020
Izzy Azeri

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

December 28, 2020

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$19,264	$18,099
Accounts receivable, net of allowances of $181 and $138	13,362	15,114
Investment in lease, net-current portion	336	367
Inventories	5,285	7,818
Refundable income taxes	807	487
Other current assets	2,535	4,649
Total current assets	41,589	46,534

Property, equipment and improvements, net	1,047	1,273
Operating lease right-of-use assets	2,014	—
Intangibles, net	28	37
Investment in lease, net-less current portion	81	417
Long-term receivable	3,642	5,328
Deferred income taxes	1,149	1,946
Cash surrender value of life insurance	3,948	3,718
Other assets	147	116
Total assets	$53,645	$59,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,523	$16,175
Line of credit	1,573	2,459
Notes payable - current portion	1,613	317
Deferred revenue	947	741
Pension and retirement plans	321	335
Total current liabilities	12,977	20,027
Pension and retirement plans	6,471	6,904
Notes payable - noncurrent portion	2,485	684
Operating lease liabilities - noncurrent portion	1,390	—
Income taxes payable	586	694
Other noncurrent liabilities	202	632
Total liabilities	24,111	28,941

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,276 and 4,154 shares, respectively	43	42
Additional paid-in capital	16,994	15,733
Retained earnings	24,492	27,246
Accumulated other comprehensive loss	(11,995)	(12,593)
Total shareholders’ equity	29,534	30,428
Total liabilities and shareholders’ equity	$53,645	$59,369

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the year ended
	September 30,	September 30,
	2020	2019
Sales:
Product	$47,989	$66,017
Services	13,804	13,044
Total sales	61,793	79,061

Cost of sales:
Product	39,907	55,836
Services	4,719	5,199
Total cost of sales	44,626	61,035

Gross profit	17,167	18,026

Operating expenses:
Engineering and development	2,798	2,800
Selling, general and administrative	15,793	16,052
Total operating expenses	18,591	18,852
Operating loss	(1,424)	(826)

Other income (expense):
Foreign exchange (loss) gain	(2)	157
Interest expense	(228)	(99)
Interest income	582	323
Other income, (expense) net	10	3
Total other income (expense)	362	384
Loss before income taxes	(1,062)	(442)
Income tax expense (benefit)	384	(71)
Net loss	$(1,446)	$(371)
Net loss attributable to common stockholders	$(1,446)	$(371)

Net loss per share – basic	$(0.36)	$(0.09)
Weighted average shares outstanding – basic	4,028	3,924
Net loss per share – diluted	$(0.36)	$(0.09)
Weighted average shares outstanding – diluted	4,028	3,924

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Year Ended
	September 30,	September 30,
	2020	2019
Net loss	$(1,446)	$(371)
Other comprehensive income (loss):
Unrealized actuarial gain (loss) on minimum pension liability, net of tax effect	183	(1,003)
Foreign currency translation gain (loss) adjustments	415	(765)
Other comprehensive gain (loss)	598	(1,768)
Total comprehensive loss	$(848)	$(2,139)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2020 and 2019:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2018	4,017	$40	$14,661	$29,926	$(10,825)	$33,802
Adoption of ASU 2014-09	—	—	—	158	—	158
Net loss	—	—	—	(371)	—	(371)
Other comprehensive loss	—	—	—	—	(1,768)	(1,768)
Exercise of stock options	1	—	3	—	—	3
Stock-based compensation	—	—	792	—	—	792
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	108	1	—	—	—	1
Issuance of shares under employee stock purchase plan	31	1	277	—	—	278
Cash dividends paid on common stock ($0.60 per share)	—	—	—	(2,467)	—	(2,467)
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,446)	—	(1,446)
Other comprehensive income	—	—	—	—	598	598
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	982	—	—	982
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	32	—	277	—	—	277
Purchase of common stock	(7)	—	—	(46)	—	(46)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,262)	—	(1,262)
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended
	September 30,	September 30,
	2020	2019
Operating activities
Net loss	$(1,446)	$(371)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	443	405
Amortization of intangibles	9	11
Loss on sale of fixed assets, net	14	—
Foreign exchange loss (gain)	2	(157)
Non-cash changes in accounts receivable	42	53
Non-cash changes in inventories	430	503
Non-cash lease expense	653	—
Stock-based compensation expense on stock options and restricted stock awards	982	792
Deferred income taxes	797	(209)
Increase in cash surrender value of life insurance	(115)	(134)
Non-cash other	16	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,755	(2,128)
Decrease in life insurance receivable	—	256
Decrease (increase) in inventories	2,105	(777)
Increase in refundable income taxes	(320)	585
Increase in operating lease right-of-use assets	(2,667)	—
Decrease (increase) in other assets	2,089	(3,091)
Decrease in investment in lease	367	26
Decrease (increase) in long-term receivable	1,685	(5,328)
(Decrease) increase in accounts payable and accrued expenses	(8,030)	7,232
Increase in operating lease liabilities	2,068	—
Increase (decrease) in deferred revenue	206	(244)
Decrease in pension and retirement plans liabilities	(305)	(353)
Decrease in income taxes payable	(108)	(500)
(Decrease) increase in other long-term liabilities	(428)	100
Net cash provided by (used in) operating activities	244	(3,329)

Investing activities
Life insurance premiums paid	(115)	(144)
Purchases of property, equipment and improvements	(230)	(832)
Net cash used in investing activities	(345)	(976)

Financing activities
Dividends paid	(1,262)	(2,467)
Net payments under line-of-credit agreement	(886)	(788)
Proceeds from debt	4,217	1,001
Repayments on debt	(1,137)	—
Principal payments on finance leases	(333)	(276)
Purchase of common stock	(46)	—
Proceeds from issuance of shares under equity compensation plans	279	280
Net cash provided by (used in) financing activities	832	(2,250)
Effects of exchange rate on cash	434	(453)
Net increase (decrease) in cash and cash equivalents	1,165	(7,008)
Cash and cash equivalents beginning of period	18,099	25,107
Cash and cash equivalents at end of period	$19,264	$18,099

Supplementary cash flow information:
Cash paid for income taxes	$22	$52
Cash paid for interest	$277	$68

Supplementary non-cash financing and investing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$216	$—
Non-cash purchases of property and equipment	$—	$141

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

Organization and Business

CSP Inc. ("CSPi" or "CSPI" or "the Company" or "we" or "our") was founded in 1968 and is based in Lowell, Massachusetts. To meet the diverse requirements of commercial and defense customers worldwide, CSPI and its subsidiaries develop and market IT integration solutions, advanced security products, managed IT services, purpose built network adapters, and high-performance cluster computer systems. The Company operates in two segments, its Technology Solutions ("TS") segment and its High Performance Products ("HPP") segment.

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. For additional information, these Consolidated Financial Statements should be read in conjunction with CSPI’s notes to the Consolidated Financial Statements for the years ended September 30, 2020 and 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Research and Development Expense

For the years ended September 30, 2020 and 2019, our expenses for research and development were approximately $2.8 million and $2.8 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2020. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment as of September 30, 2020.

Leases as Lessee

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. In fiscal year 2020 the office lease in Lowell, Massachusetts was renewed through February 2022. Additionally, the office lease in Deerfield Beach, FL was renewed through June 2025. The right-of-use asset and lease liability was adjusted for the Lowell lease. The Deerfield Beach lease renewal period was included in the right-of-use asset and lease liability upon adoption of ASC 842 on October 1, 2019 because it was reasonably certain this renewal period would be exercised by the Company. There are no lease arrangements that we have entered into as of September 30, 2020 that have not yet commenced. See Note 9 Leases for additional information.

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

Finance leases

The Company has finance leases for information technology equipment and subleases all this equipment (see Lessor section below for details). All finance leases transfer ownership to the Company, which meets the criterion to be a finance lease. Due to our finance leases being subleases, there are no finance right-of-use assets because instead there is a net investment in lease in the Consolidated Balance Sheets.

Leases as Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the year ended September 30, 2020. See Note 9 Leases for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2020, and September 30, 2019, the Company maintained inventory reserves of $4.1 million and $3.8 million, respectively.

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

Trade Accounts Receivable, Long Term Receivable, and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for the allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment, and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the reserve when management has determined they are uncollectible. Within trade accounts receivable and long-term receivable are financing agreements with an original payment term of greater than one year. Interest income earned on these receivables is recognized using the effective interest method. See Note 2 Accounts and Long-Term Receivables for further details on financing arrangements.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2020. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2020. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Segment Information

We have two operating segments: (i) Technology Solutions ("TS") and (ii) High Performance Products ("HPP"). In the TS segment, we focus on value added reseller ("VAR") integrated solutions including third party hardware, software and technical computer-related consulting and managed services. In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized cyber security services, networking and signal processing products. The operations and assets of our TS segment are located in the United States and the United Kingdom. The operations and assets of our HPP segment are located in the United States.

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When the Company is an agent, revenue is typically recorded at a point in time. When the Company is the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$3,401	$943	$43,562	$44,505	$47,906
Service	2,475	440	10,889	11,329	13,804
Finance *	—	—	83	83	83
Total sales	$5,876	$1,383	$54,534	$55,917	$61,793

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2019
Sales:
Product	$6,406	$4,936	$54,540	$59,476	$65,882
Service	1,496	380	11,168	11,548	13,044
Finance *	—	—	135	135	135
Total sales	$7,902	$5,316	$65,843	$71,159	$79,061

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

Significant Judgments

Allocating transaction price with agreements with multiple components including leasing and/or a financing component

A financing component exists when at contract inception the period between the transfer of a promised good and/or service to the customer differs from when the customer pays for the good and/or service. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less.

Certain contracts contain a financing component including managed services contracts with financing of hardware and software. The interest rate used reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease component includes hardware, which is subject to ASC 842, Leases. The non-lease components are subject to ASC 606, Revenue from Contracts with Customers.

When product and non-managed services are sold together, the allocation of the transaction price to each performance obligation is calculated based on the estimated relative selling price or a budgeted cost-plus margin approach, as appropriate. Due to the complex nature of these contracts, there is significant judgment in allocating the transaction price. These estimates are periodically reviewed by project managers, engineers, and other staff involved to ensure estimates are appropriate. For items sold separately, including hardware, software, professional services, maintenance contracts, other services, and third-party service contracts, there is no allocation as there is one performance obligation.

Professional Services Sold Without Products

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

Gross versus Net Revenue

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing of the goods/services. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When the Company is an agent, revenue is typically recorded at a point in time when the sale is complete. When the Company is the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.0 million and $0.6 million as of September 30, 2020 and September 30, 2019, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no non-current contract assets as of September 30, 2020 and 2019. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $0.9 million and $0.7 million as of September 30, 2020 and 2019, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.2 million and $0.3 million as of September 30, 2020 and 2019, respectively. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the year ended September 30, 2020 that was included in contract liabilities as of the beginning of the period was $0.5 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2020 and 2019. The portion of current capitalized costs were $130 thousand and $85 thousand as of September 30, 2020 and September 30, 2019, respectively. There are no non-current capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one-year period. The amount of incremental costs amortized for the year ended September 30, 2020 and 2019 were $332 thousand and $235 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the year ended September 30, 2020 and 2019.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand and $47 thousand as of September 30, 2020 and 2019, respectively. The portion of noncurrent capitalized costs were $22 thousand as of September 30, 2020 and there were not any as of September 30, 2019. The amount of fulfillment costs amortized for the year ended September 30, 2020 and 2019 was $13 thousand and $13 thousand, respectively. These costs are recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. As a practical expedient, the Company has elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less. There are certain contracts that do contain a financing component. See Note 2 Accounts and Long-Term Receivables to the consolidated financial statements for additional information. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2020 is set forth in the table below:

(Amounts in thousands)
Fiscal 2021	$1,341
Fiscal 2022	604
Fiscal 2023	210
Fiscal 2024	30
$2,185

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-days to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. See Note 10 Product Warranties for balances as of September 30, 2020 and 2019.

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

We are required to present earnings per share ("EPS") utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the year ended

	September 30, 2020	September 30, 2019
	(Amounts in thousands except per share data)
Net loss	$(1,446)	$(371)
Less: net loss attributable to nonvested common stock	—	—
Net loss attributable to common stockholders	$(1,446)	$(371)

Weighted average total shares outstanding – basic	4,028	3,924
Less: weighted average non–vested shares outstanding	—	—
Weighted average number of common shares outstanding – basic	4,028	3,924
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	—
Weighted average common shares outstanding – diluted	4,028	3,924

Net loss per share – basic	$(0.36)	$(0.09)
Net loss per share – diluted	$(0.36)	$(0.09)

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. Non-vested restricted stock awards of 201,000 and 179,000 shares were excluded from net loss per share for the year ended September 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

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

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2020 and 2019 consisted of options and restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.0 million and $0.8 million, respectively.

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

Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended September 30, 2020, we identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on as “gross” basis. We referred to the Codification of SEC Staff Accounting Bulletins (“SAB”) Topics 1.M Materiality and 1.N Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements to assess the materiality of the misstatements by quarter. Our analysis included a materiality assessment of both quantitative and qualitative factors. As a result of evaluating the error, we determined the impact was not material to our financial statements in any prior interim period. However, management has revised the first three quarters of fiscal year 2020. A summary of these revisions is presented in Note 20.

Accounting standards adopted in fiscal year 2020

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB Accounting Standards Codification. This ASU requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements, which excludes leases that meet the definition of a short-term lease. The Company adopted this standard on October 1, 2019 using a modified retrospective transition method with an adjustment to the assets and liabilities on the Consolidated Balance Sheet with no adjustment to any prior period. Additionally, prior comparative periods were not restated. A package of three practical expedients that is applicable to all leases as lessee or lessor was adopted. This includes not reassessing whether any expired or existing contracts contain leases, not reassessing lease classification for any expired or existing leases, and not reassessing initial direct cost for any existing lease under ASC Topic 840. The Company also elected the practical expedient as a lessee to not separate lease and non-lease components for operating leases. The statement of operations for year ended September 30, 2020 was not materially affected. However, there was a material impact on the Company’s consolidated balance sheet as of September 30, 2020 due to the recognition of right-of-use assets and lease liabilities for operating leases. The initial impact to the balance sheet as a result of the adoption is shown in the following table:

	As reported	ASC 842	As of
	September 30, 2019	Adjustment	October 1, 2019
	(In thousands)
Assets:
Operating lease right-of-use assets	$—	$2,448	$2,448
Liabilities:
Accounts payable and accrued expenses	$16,175	$665	$16,840
Operating lease liabilities - noncurrent portion	$—	$1,783	$1,783

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

New accounting standards not adopted as of September 30, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables. For smaller reporting public entities, the new standard is effective for annual periods beginning after December 15, 2022 (as amended by ASU 2019-10), including interim periods within that annual period. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods ending after December 15, 2020 and to be applied retrospectively. The Company is evaluating the effect that ASU 2018-14 will have on its disclosures.

2.    Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 9 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.3 million and $3.5 million as of September 30, 2020, respectively. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.1 million and $5.0 million as of September 30, 2019, respectively. The receivables with a payment term exceeding one year carry an average weighted interest rate of 6.1% as of September 30, 2020, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts had no past amounts due as of September 30, 2020 or 2019, respectively. There was no activity in the allowance for credit losses of these receivables for the years ended

September 30, 2020 or 2019, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the year ended September 30, 2020 and 2019 was $453 thousand and $75 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2021	$2,678
2022	2,300
2023	1,423
Total payments	6,401
Less: unearned income	562
Total, net of unearned income	$5,839

3.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
Raw materials	$574	$671
Work-in-process	213	93
Finished goods	4,498	7,054
Total	$5,285	$7,818

4.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2018	$(4,346)	$(6,479)	$(10,825)
Change in period	(765)	(1,063)	(1,828)
Tax effect of change in period	—	60	60
Balance as of September 30, 2019	$(5,111)	$(7,482)	$(12,593)
Change in period	415	150	565
Tax effect of change in period	—	33	33
Balance as of September 30, 2020	$(4,696)	$(7,299)	$(11,995)

The changes in the minimum pension liability are net of amortization of net loss of $102 thousand in 2020 and net loss of $127 thousand in 2019 included in net periodic pension cost.

5.     Income Taxes

The components of loss before income tax and income tax (benefit) expense are comprised of the following:

	For the Years Ended
	September 30,
	2020	2019

	(Amounts in thousands)
Loss before income tax (benefit) expense
U.S.	$(941)	$(663)
Foreign	(121)	221
	$(1,062)	$(442)
Income tax (benefit) expense:
Current:
Federal	$(435)	$(141)
State	21	122
Foreign	—	—
	(414)	(19)
Deferred:
Federal	548	(73)
State	250	21
Foreign	—	—
	798	(52)
	$384	$(71)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2020		2019

	(Dollar amounts in thousands)
Computed “expected” tax benefit	$(225)	21.2%	$(93)	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(7)	0.7%	(73)	16.5%
Foreign operations	2	(0.2)%	(46)	10.4%
Permanent differences	(3)	0.3%	31	(7.0)%
Change in valuation allowance	1,005	(94.7)%	235	(53.2)%
Deferred revenue	—	—%	(48)	10.9%
Payable true up	—	—%	17	(3.8)%
Uncertain tax liability adjustment	—	—%	(41)	9.3%
Research and development credit	(107)	10.1%	(90)	20.4%
Benefit of US Federal NOL carryback	(222)	20.9%	—	—%
Other items	(59)	5.5%	37	(8.4)%
Income tax (benefit) expense	$384	(36.2)%	$(71)	16.1%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2020 and 2019 are as follows:

	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
Deferred tax assets:
Pension	$1,410	$1,378
Intangibles	94	81
Other reserves and accruals	1,131	291
Inventory reserves and other	684	619
Federal and state tax credits	391	380
Federal and state net operating loss carryforwards	3	928
Foreign net operating loss carryforwards	1,766	1,393
Foreign exchange on intercompany loan	—	7
Depreciation and amortization	(244)	(232)
Gross deferred tax assets	5,235	4,845
Less: valuation allowance	(4,086)	(2,899)
Realizable deferred tax asset	1,149	1,946
Gross deferred tax liabilities	—	—
Net deferred tax assets	$1,149	$1,946

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider taxable income in prior carryback years, as permitted under the tax law, our forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

The valuation allowance against deferred tax assets increased by approximately $1,187 thousand for the year ended September 30, 2020, which was primarily due to the recording of a partial valuation allowance against the U.S. deferred tax assets during the year. During the period ended September 30, 2020, management assessed the positive and negative evidence in the U.S. operations, and concluded that it is more likely than not that a portion of its deferred tax assets as of September 30, 2020 will not be realized in light of recent results, the COVID-19 pandemic, and the resulting economic fallout. In determining the amount of the valuation allowance to record, the Company considered taxable income in prior carryback years for U.S. federal tax purposes and the reversal of existing taxable temporary differences as sources of taxable income against which a portion of its U.S. deferred tax assets is benefitted. The Company recorded a full valuation allowance against the remaining U.S. deferred tax assets in excess of these sources of taxable income. We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards.

To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

As of 2019, the Company had U.S. net operating loss carryforwards for federal purposes of approximately $2 million. Due to changes in federal tax law enacted as part of the Coronavirus Aid, Relief, and Economic Security Act during fiscal year 2020, the Company is carrying back all of its available federal net operating losses to recover federal taxes paid in prior periods. As a result, there is no federal net operating loss carryforwards as of September 30, 2020. As of September 30, 2020 and 2019, the Company had U.S. tax credit carryforwards for federal purposes of $0 and $279 thousand, respectively. The fiscal year 2020 federal R&D credit and all carried forward credits were applied to offset the current period federal tax liability.

As of September 30, 2020, and 2019, the Company had U.S. net operating loss carryforwards for state purposes of approximately $76 thousand and $4.8 million, respectively, which are available to offset future taxable income through 2040. As of September 30, 2020, the Company had state tax credit carryforwards of $495 thousand available to reduce future state tax expense, of which $54 thousand has unlimited carryover status and the remainder of the credits are available through fiscal year 2035.

As of September 30, 2020, the Company had U.K. net operating loss carryforwards of approximately $9.3 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $10.3 million and $11.0 million as of September 30, 2020 and 2019, respectively. The Company is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2020, the total amount of uncertain tax liabilities relates to state tax credit carryforwards and are all recorded net in deferred taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended	For the Year Ended
	September 30, 2020	September 30, 2019

	(Amounts in thousands)
Balance, beginning of year	$—	$220
Additions for tax positions of current year	78	—
Additions for tax positions of prior years	265	—
Accrued penalties and interest	—	13
Reversal for statute of limitations	—	(233)
Balance, end of period	$343	$—

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2017 through 2020, and believes that tax adjustments in any audited year will not be material.

6.     Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,603	8,397
Automobiles	116	98
	8,943	8,719
Less accumulated depreciation and amortization	(7,896)	(7,446)
Property, equipment and improvements, net	$1,047	$1,273

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $443 thousand and $405 thousand for the years ended September 30, 2020 and 2019, respectively.

7.     Acquired Intangible Assets

As of September 30, 2020 and 2019, intangible assets are as follows:

	September 30, 2020				September 30, 2019
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Customer list	4 years	$90	$62	$28	5 years	$90	$53	$37

Amortization expense on these intangible assets was $9 thousand and $11 thousand for fiscal 2020 and 2019, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2021	9
2022	9
2023	9
2024	1
Total	$28

8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2020	2019

	(Amounts in thousands)
Accounts payable	$5,604	$13,495
Commissions	335	359
Compensation and fringe benefits	1,024	992
Professional fees and shareholders’ reporting costs	368	369
Taxes, other than income	161	353
Finance lease liability	274	334
Operating lease liability	679	—
Warranty	78	105
Other	—	168
	$8,523	$16,175

9.    Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of September 30, 2020 and October 1, 2019 (adoption date):

	Consolidated Balance Sheets Location	September 30, 2020	October 1, 2019
		(Amounts in thousands)	(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$2,014	$2,448

Lease receivable - current	Investment in lease, net-current portion	$336	$367
Lease receivable - noncurrent	Investment in lease, net-less current portion	81	417
Total lease receivable		$417	$784

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$679	$746
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	1,390	1,783
Total operating lease liabilities		$2,069	$2,529

Current finance lease liabilities	Accounts payable and accrued expenses	$274	$334
Non-current finance lease liabilities	Other noncurrent liabilities	52	324
Total finance lease liabilities		$326	$658

The components of lease costs for the twelve months ended September 30, 2020 are as follows:

		Twelve months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	September 30, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$30
Operating Lease:
Operating lease cost	Selling, general, and administrative	735
Short-term lease cost	Selling, general, and administrative	12
Total lease costs		$777
Less sublease interest income	Revenue	(83)
Total lease costs, net of sublease interest income		$694

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of September 30, 2020 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2021	$749	$285	$356
2022	613	51	67
2023	439	5	12
2024	240	—	3
2025	182	—	—
Total	$2,223	$341	$438
Less imputed interest	(154)	(15)	(21)
Total	$2,069	$326	$417

Supplemental cash flow information related to leases for the fiscal year ended September 30, 2020 is below:

Twelve months ended
September 30, 2020
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$757
Operating cash flows from short-term leases	38
Operating cash flows from finance leases	30
Financing cash flows from finance leases	333
Lease assets obtained in exchange for new lease liabilities
Operating leases	216
Cash received from subleases	451

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2020 is below:

Weighted-average remaining lease term (years)	September 30, 2020
Operating leases	3.5
Finance leases	1.1

Weighted-average discount rate	September 30, 2020
Operating leases	4.0%
Finance leases	6.5%

10.     Product Warranties

Product warranty activity for the years ended September 30 was as follows:

	2020	2019

	(Amounts in thousands)
Balance at the beginning of the period	$105	$108
Accruals for warranties for products sold in the period	7	34
Fulfillment of warranty obligations	(34)	(37)
Balance at the end of the period	$78	$105

These amounts are within accounts payable and accrued expenses on the consolidated balance sheets.

11.    Line of Credit

As of September 30, 2020 and September 30, 2019, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million and $20.0 million, respectively. The amount of the inventory line of credit and cash withdrawal was lowered in June of 2020 primarily due to lack of need for full use of the line. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 3.25% as of September 30, 2020. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2020 and September 30, 2019, Company borrowings, all from the TS segment, under the inventory line of credit were $1.6 million and $2.5 million, respectively, and the Company was in compliance with all covenants. As of September 30, 2020 and September 30, 2019, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million and $1.5 million, respectively. As of September 30, 2020 and September 30, 2019, there were no cash withdrawals outstanding.

12.     Notes Payable

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 2 for the disclosure related to the receivables.

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

The Borrowers may apply to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 8 or 24-week period beginning on the date of the first disbursement of the SBA Loans. The Company elected to use the 24-week period. However, based on guidance from the SBA the borrowers may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness, which is our intention. The amount of SBA Loans forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including provisions of Section 1106 of the CARES Act. We intend to use the SBA Loans proceeds in accordance with the applicable SBA guidelines. Subsequent to September 30, 2020 and as of the date of this filing, we have received forgiveness for the SBA Loans from the SBA.

Interest expense related to the notes for the year ended September 30, 2020 was $131 thousand. There was no interest expense related to a note for the year ended September 30, 2019 as only one note was taken out, which was at the end of the period. Below are details of the notes payable.

Fiscal year ending September 30:	(Amounts in thousands)
2021	$1,702
2022	1,662
2023	449
2024	449
Total	4,262
Less: note discount	164
Total	$4,098

	September 30, 2020	September 30, 2019
	(Amounts in thousands)
Current	$1,702	$359
Less: notes discount	89	42
Notes payable - current portion	$1,613	$317

Noncurrent	$2,559	$718
Less: notes discount	74	34
Notes payable - noncurrent portion	$2,485	$684

13.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2020. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2020. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.4 million and $2.2 million as of September 30, 2020 and 2019, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2020	2019	2020	2019
Discount rate:	2.50%	3.00%	1.60%	1.90%
Expected return on plan assets:			3.80%	3.40%
Rate of compensation increase:			—%	—%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2020	2019	2020	2019
Discount rate:	3.00%	4.00%	1.60%	1.90%
Expected return on plan assets:			3.80%	3.40%
Rate of compensation increase:			—%	—%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year Ended September 30,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$263	$15	$278	$362	$24	$386
Expected return on plan assets	(289)	—	(289)	(327)	—	(327)
Amortization of past service costs	7	—	7	—	—	—
Amortization of net gain (loss)	190	3	193	149	(3)	146
Net periodic benefit cost	$171	$18	$189	$184	$21	$205

Post Retirement:
Service cost	$—	$38	$38	$—	$34	$34
Interest cost	—	46	46	—	53	53
Amortization of net loss	—	24	24	—	(20)	(20)
Net periodic cost	$—	$108	$108	$—	$67	$67

Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(231)	2	$(229)	$914	18	$932
Post Retirement:
Increase in minimum liability included in other comprehensive income	—	79	79	—	131	131
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(231)	$81	$(150)	$914	$149	$1,063

The following table presents an analysis of the changes in 2020 and 2019 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2020			2019
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$13,447	$514	$13,961	$12,874	$585	$13,459
Service cost	—	—	—	—	—	—
Interest cost	263	15	278	362	24	386
Changes in actuarial assumptions	324	7	331	1,273	15	1,288
Foreign exchange impact	629	—	629	(772)	—	(772)
Benefits paid	(260)	(110)	(370)	(290)	(110)	(400)
Projected benefit obligation at end of year	$14,403	$426	$14,829	$13,447	$514	$13,961
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,238	$—	$8,238	$8,270	$—	$8,270
Actual gain on plan assets	929	—	929	194	—	194
Company contributions	437	110	547	545	110	655
Foreign exchange impact	396	—	396	(481)	—	(481)
Benefits paid	(260)	(110)	(370)	(290)	(110)	(400)
Fair value of plan assets at end of year	$9,740	$—	$9,740	$8,238	—	$8,238
Funded status \ net amount recognized	$(4,663)	$(426)	$(5,089)	$(5,209)	$(514)	$(5,723)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,516	$1,516	$—	$1,318	$1,318
Service cost	—	38	38	—	34	34
Interest cost	—	46	46	—	53	53
Changes in actuarial assumptions	—	103	103	—	111	111
Projected benefit obligation at end of year	$—	$1,703	$1,703	$—	$1,516	$1,516
Funded status \ net amount recognized	$—	$(1,703)	$(1,703)	$—	$(1,516)	$(1,516)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2020			2019
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit liability	$(4,663)	$(426)	$(5,089)	$(5,209)	$(514)	$(5,723)
Deferred tax	—	14	14	—	15	15
Accumulated other comprehensive income	5,934	26	5,960	6,165	24	6,189
Net amount recognized	$1,271	$(386)	$885	$956	$(475)	$481
Post Retirement:
Accrued benefit liability	$—	$(1,703)	$(1,703)	$—	$(1,516)	$(1,516)
Deferred tax	—	10	10	—	41	41
Accumulated other comprehensive income	—	160	160	—	113	113
Net amount recognized	$—	$(1,533)	$(1,533)	$—	$(1,362)	$(1,362)
Total pension and post retirement:
Accrued benefit liability	$(4,663)	$(2,129)	$(6,792)	$(5,209)	$(2,030)	$(7,239)
Deferred tax	—	24	24	—	56	56
Accumulated other comprehensive income	5,934	186	6,120	6,165	137	6,302
Net amount recognized	$1,271	$(1,919)	$(648)	$956	$(1,837)	$(881)
Accumulated Benefit Obligation:
Pension	$(14,403)	$(426)	$(14,829)	$(13,447)	$(514)	$(13,961)
Post Retirement	—	(1,703)	(1,703)	—	(1,516)	(1,516)
Total accumulated benefit obligation	$(14,403)	$(2,129)	$(16,532)	$(13,447)	$(2,030)	$(15,477)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2020	2019

	(Amounts in thousands)
Current accrued benefit liability	$321	$335
Non-current accrued benefit liability	6,471	6,904
Total accrued benefit liability	$6,792	$7,239

As of September 30, 2020 and 2019, the amounts included in accumulated other comprehensive loss, consisted of deferred net losses totaling approximately $6.1 million and $6.3 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2021, is approximately $152 thousand.

Contributions

The Company expects to contribute $0.4 million to its pension plans for fiscal 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2021	$409
2022	$447
2023	$483
2024	$524
2025	$522
Thereafter	$924

Plan Assets

At September 30, 2020, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $9.7 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2020				September 30, 2019
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$471	$471	$—	$—	$279	$279	$—	$—
Pooled funds	9,269	9,269	—	—	7,959	7,959	—	—
Total plan assets	$9,740	$9,740	$—	$—	$8,238	$8,238	$—	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $156 thousand and $178 thousand for the years ended September 30, 2020 and 2019, respectively.

14.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During 2019 an additional 300,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2020, there were 223,965 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock incentive plans have a ten-year life.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2016 through 2020, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the non-employee directors’ nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees’ awards is four years.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1. Stock-based compensation expense incurred and recognized for the years ended September 30, 2020 and 2019 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $982 thousand and $792 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
Cost of sales	$8	$7
Engineering and development	83	49
Selling, general and administrative	891	736
Total	$982	$792

For the year ended September 30, 2020, the Company granted 36,750 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2019, the Company granted 33,000 nonvested shares to certain key employees, 55,000 nonvested shares to certain officers including 35,000 to its Chief Executive Officer and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2020 and September 30, 2019 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2020 and 2019 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2020.

The following tables provide summary data of stock option award activity:

			Weighted
		Weighted	Average	Aggregate
		average	Remaining	Intrinsic
	Number	exercise	Contractual	Value
	of Options	price	Term	(in thousands)

Outstanding at September 30, 2018	3,500	$3.42	—	—
Granted	—	—	—	—
Expired	(500)	2.99	—	—
Forfeited	—	—	—	—
Exercised	(1,000)	2.99	—	—
Outstanding at September 30, 2019	2,000	$3.75	—	—
Granted	—	—	—	—
Expired	(500)	$3.85	—	—
Forfeited	—	—	—	—
Exercised	(500)	3.85	—	—
Outstanding at September 30, 2020	1,000	$3.64	.75 Years	$5
Exercisable at September 30, 2020	1,000	$3.64	.75 Years	$5
Vested and expected to vest at September 30, 2020	1,000	$3.64	.75 Years	$5

There were no stock options granted in the years ended September 30, 2020 and 2019. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2020 and 2019 was $5 thousand and $8 thousand, respectively. The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	grant date	Remaining	Intrinsic
	nonvested	Fair	Contractual	Value
	shares	Value	Term	(in thousands)

Nonvested shares outstanding at September 30, 2018	154,352	$10.34	2.11 Years	$2,025
Activity in 2019:
Granted	108,000	$9.98	—	—
Vested	(68,867)	$10.39	—	—
Forfeited	(2,750)	$8.91	—	—
Nonvested shares outstanding at September 30, 2019	190,735	$10.12	2.21 Years	$2,560
Activity in 2020:
Granted	96,750	$13.28	—	—
Vested	(84,743)	$9.66	—	—
Forfeited	—	$—	—	—
Nonvested shares outstanding at September 30, 2020	202,742	$11.82	2.18 Years	$1,750

As of September 30, 2020, there was $1.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.50 years. The total fair value of shares vested during the years ended September 30, 2020 and 2019 was $819 thousand and $716 thousand, respectively.

15.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP"), which was ratified by a vote of the Company’s shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 32,222 and 29,238 shares for the two years ended September 30, 2020 and September 30, 2019, respectively.

16.    Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand shares of the Company's outstanding common stock at market price. The plan does not expire. Pursuant to the aforementioned authorization, the Company repurchased 6.4 thousand shares of its outstanding common stock on the open market during the fiscal year ended September 30, 2020. There were no purchases during the fiscal year ended September 30, 2019. As of September 30, 2020, approximately 194 thousand shares remain authorized to repurchase under the stock repurchase program.

As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity.

17.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$3,401	$943	$43,645	$44,588	$47,989
Service	2,475	440	10,889	11,329	13,804
Total sales	$5,876	$1,383	$54,534	$55,917	$61,793
Income (loss) from operations	$(3,730)	$(168)	$2,474	$2,306	$(1,424)
Total assets	$9,915	$10,296	$33,434	$43,730	$53,645
Capital expenditures	89	—	141	141	230
Depreciation and amortization	218	3	231	234	452

2019
Sales:
Product	$6,406	$4,936	$54,675	$59,611	$66,017
Service	1,496	380	11,168	11,548	13,044
Total sales	$7,902	$5,316	$65,843	$71,159	$79,061
Income (loss) from operations	$(3,085)	$(62)	$2,321	$2,259	$(826)
Total assets	$11,548	$10,530	$37,291	$47,821	$59,369
Capital expenditures	310	6	516	522	832
Depreciation and amortization	230	6	180	186	416

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense. All intercompany transactions have been eliminated. Over 99% of long-lived assets are located in North America.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2020 and 2019. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2020	Americas	Europe	Asia	Total	Total

	(Amounts in thousands)
TS	$54,177	$1,645	$95	$55,917	90%
HPP	5,001	637	238	5,876	10%
Total	$59,178	$2,282	$333	$61,793	100%
% of Total	95%	4%	1%	100%
2019
TS	$67,228	$3,285	$646	$71,159	90%
HPP	5,294	771	1,837	7,902	10%
Total	$72,522	$4,056	$2,483	$79,061	100%
% of Total	92%	5%	3%	100%

Deferred tax assets by geographic location at years ended September 30, 2020 and 2019 were as follows:

	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
North America	$1,149	$1,946
Europe	—	—
Totals	$1,149	$1,946

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended years ended September 30, 2020 and 2019.

	For the year ended September 30,
	2020		2019

	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$6,485	10%	$10,186	13%

In addition, accounts receivable from Customer A totaled approximately $4.7 million, or 28%, and approximately $7.4 million, or 36%, of total consolidated accounts receivable as of September 30, 2020 and September 30, 2019, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2020. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2020.

18.    Fair Value Disclosures

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 13) or non-recurring basis as of September 30, 2020 or September 30, 2019.

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

	As of September 30, 2020		As of September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,264	$19,264	$18,099	$18,099	1	Consolidated Balance Sheets
Accounts and long-term receivable*	5,839	5,839	7,087	7,087	3	Note 2
Liabilities:
Notes payable	4,098	4,098	1,001	1,001	2	Note 12

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Note Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at September 30, 2020, and 2019.

19.    Dividend

As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity. For the years ended September 30, 2020 and 2019, the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2019	12/27/2018	1/7/2019	1/22/2019	$0.15
2019	2/12/2019	2/28/2019	3/14/2019	$0.15
2019	5/8/2019	5/31/2019	6/14/2019	$0.15
2019	8/7/2019	8/30/2019	9/13/2019	$0.15
2020	12/10/2019	12/31/2019	1/15/2020	$0.15
2020	2/12/2020	2/28/2020	3/13/2020	$0.15

20.    Revision of Prior Period Financial Statements (Unaudited)

We identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on as “gross” basis. We revised the first three quarters of fiscal year 2020 for this error. A summary of revisions for our previously reported financial statements are presented below (in thousands, except per share data). There were no effects on the Consolidated Balance Sheets or Consolidated Statements of Cash Flows for the periods below.

	For the three months ended December 31, 2019
	As reported	Adjustment	As revised
Sales:
Product	$13,222	$337	$13,559
Services	3,350	(51)	3,299
Total sales	16,572	286	16,858

Cost of sales:
Product	11,318	286	11,604
Services	1,223	—	1,223
Total cost of sales	12,541	286	12,827

Gross profit	$4,031	$—	$4,031

Operating loss	$(402)	$—	$(402)

Net loss	$(540)	$—	$(540)

Net loss per share – basic	$(0.14)	$—	$(0.14)
Net loss per share – diluted	$(0.14)	$—	$(0.14)

	For the three months ended March 31, 2020			For the six months ended March 31, 2020
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Sales:
Product	$12,296	$850	$13,146	$25,518	$1,187	$26,705
Services	3,799	(62)	3,737	7,149	(113)	7,036
Total sales	16,095	788	16,883	32,667	1,074	33,741

Cost of sales:
Product	10,245	788	11,033	21,563	1,074	22,637
Services	1,367	—	1,367	2,590	—	2,590
Total cost of sales	11,612	788	12,400	24,153	1,074	25,227

Gross profit	$4,483	$—	$4,483	$8,514	$—	$8,514

Operating loss	$(143)	$—	$(143)	$(545)	$—	$(545)

Net loss	$(732)	$—	$(732)	$(1,272)	$—	$(1,272)

Net loss per share – basic	$(0.18)	$—	$(0.18)	$(0.32)	$—	$(0.32)
Net loss per share – diluted	$(0.18)	$—	$(0.18)	$(0.32)	$—	$(0.32)

	For the three months ended June 30, 2020			For the nine months ended June 30, 2020
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Sales:
Product	$10,294	$105	$10,399	$35,812	$1,292	$37,104
Services	3,238	143	3,381	10,387	30	10,417
Total sales	13,532	248	13,780	46,199	1,322	47,521

Cost of sales:
Product	8,361	239	8,600	29,924	1,313	31,237
Services	947	9	956	3,537	9	3,546
Total cost of sales	9,308	248	9,556	33,461	1,322	34,783

Gross profit	$4,224	$—	$4,224	$12,738	$—	$12,738

Operating loss	$(393)	$—	$(393)	$(938)	$—	$(938)

Net loss	$(210)	$—	$(210)	$(1,482)	$—	$(1,482)

Net loss per share – basic	$(0.05)	$—	$(0.05)	$(0.37)	$—	$(0.37)
Net loss per share – diluted	$(0.05)	$—	$(0.05)	$(0.37)	$—	$(0.37)

21.    Subsequent Events

As of the date of this filing, we received forgiveness of the SBA loans from the SBA, which totaled around $2.2 million. This amount will be recognized in income in the first quarter of fiscal year 2021. See Note 12 for further details of the SBA loans.