Form 10-Q
period 2020-12-31
CSP INC /MA/
filed 2021-02-11
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2020

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

As of February 5, 2021, the registrant had 4,373,966 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,927	$19,264
Accounts receivable, net of allowances of $176 and $181	12,122	13,362
Investment in lease, net-current portion	251	336
Inventories	5,846	5,285
Refundable income taxes	1,332	807
Other current assets	2,461	2,535
Total current assets	41,939	41,589

Property, equipment and improvements, net	978	1,047
Operating lease right-of-use assets	1,847	2,014
Intangibles, net	26	28
Investment in lease, net-less current portion	63	81
Long-term receivable	3,542	3,642
Deferred income taxes	515	1,149
Cash surrender value of life insurance	3,981	3,948
Other assets	146	147
Total assets	$53,037	$53,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,888	$8,523
Line of credit	802	1,573
Notes payable - current portion	729	1,613
Deferred revenue	1,212	947
Pension and retirement plans	322	321
Total current liabilities	11,953	12,977
Pension and retirement plans	6,767	6,471
Notes payable - noncurrent portion	1,109	2,485
Operating lease liabilities - noncurrent portion	1,216	1,390
Income taxes payable	586	586
Other noncurrent liabilities	154	202
Total liabilities	21,785	24,111

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,276 and 4,276 shares, respectively	43	43
Additional paid-in capital	17,259	16,994
Retained earnings	25,643	24,492
Accumulated other comprehensive loss	(11,693)	(11,995)
Total shareholders’ equity	31,252	29,534
Total liabilities and shareholders’ equity	$53,037	$53,645

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31,	December 31,
	2020	2019
Sales:
Product	$8,408	$13,559
Services	2,980	3,299
Total sales	11,388	16,858

Cost of sales:
Product	6,949	11,604
Services	1,061	1,223
Total cost of sales	8,010	12,827

Gross profit	3,378	4,031

Operating expenses:
Engineering and development	729	672
Selling, general and administrative	3,186	3,761
Total operating expenses	3,915	4,433
Operating loss	(537)	(402)

Other income (expense):
Foreign exchange loss	(467)	(335)
Interest expense	(38)	(57)
Interest income	98	173
Gain on extinguishment of debt	2,196	—
Other income	9	11
Total other income (expense)	1,798	(208)
Income (loss) before income taxes	1,261	(610)
Income tax expense (benefit)	110	(70)
Net income (loss)	$1,151	$(540)
Net income (loss) attributable to common stockholders	$1,097	$(540)

Net income (loss) per share – basic	$0.27	$(0.14)
Weighted average shares outstanding – basic	4,074	3,963
Net income (loss) per share – diluted	$0.26	$(0.14)
Weighted average shares outstanding – diluted	4,172	3,963

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2020	2019
Net income (loss)	$1,151	$(540)
Foreign currency translation gain adjustments	302	326
Total comprehensive income (loss)	$1,453	$(214)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2020 and 2019:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended December 31, 2019:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(540)	—	(540)
Other comprehensive gain	—	—	—	—	326	326
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	205	—	—	205
Cash declared on common stock ($0.15 per share)	—	—	—	(623)	—	(623)
Balance as of December 31, 2019	4,154	$42	$15,940	$26,083	$(12,267)	$29,798

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended December 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	1,151	—	1,151
Other comprehensive gain	—	—	—	—	302	302
Stock-based compensation	—	—	265	—	—	265
Balance as of December 31, 2020	4,276	$43	$17,259	$25,643	$(11,693)	$31,252

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2020	2019
Operating activities
Net income (loss)	$1,151	$(540)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	102	123
Amortization of intangibles	2	2
Loss on sale of fixed assets, net	—	1
Foreign exchange loss	467	335
Non-cash changes in accounts receivable	(6)	20
Non-cash changes in inventories	12	116
Non-cash lease expense	160	164
Stock-based compensation expense on stock options and restricted stock awards	265	205
Deferred income taxes	634	(1)
Increase in cash surrender value of life insurance	(33)	(30)
Non-cash other	17	—

Adjustment for financing activities recognized in net income - Gain on extinguishment of debt	(2,196)	—

Changes in operating assets and liabilities:
Decrease in accounts receivable	1,300	2,718
(Increase) decrease in inventories	(572)	2,199
Decrease (increase) in refundable income taxes	(524)	(68)
Decrease (increase) in operating lease right-of-use assets	8	(2,288)
Decrease in other assets	86	80
Decrease in investment in lease	102	82
Decrease in long-term receivable	101	70
Increase (decrease) in accounts payable and accrued expenses	415	(6,451)
(Decrease) increase in operating lease liabilities	(155)	2,320
Increase in deferred revenue	265	691
Increase in pension and retirement plans liabilities	15	9
Decrease in other long-term liabilities	(49)	(127)
Net cash provided by (used in) operating activities	1,567	(370)

Investing activities
Life insurance premiums paid	—	(60)
Purchases of property, equipment and improvements	(33)	(207)
Net cash used in investing activities	(33)	(267)

Financing activities
Net payments under line-of-credit agreement	(771)	(1,588)
Proceeds from debt	—	2,037
Repayments on debt	(81)	(506)
Principal payments on finance leases	(86)	(78)
Proceeds from issuance of shares under equity compensation plans	—	2
Net cash used in financing activities	(938)	(133)
Effects of exchange rate on cash	67	298
Net increase (decrease) in cash and cash equivalents	663	(472)
Cash and cash equivalents beginning of period	19,264	18,099
Cash and cash equivalents at end of period	$19,927	$17,627

Supplementary cash flow information:
Cash paid for income taxes	$2	$—
Cash paid for interest	$94	$111
Non-cash accrual of dividend payable	$—	$623

Supplementary non-cash financing activities:
Gain on extinguishment of debt	$2,196	$—

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended September 30, 2020, we identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on a “gross” basis. As a result of evaluating the error, we determined the impact was not material to our financial statements in any prior interim period. However, management has revised the first three quarters of fiscal year 2020. The first quarter revised numbers are reflected in this Form 10-Q. The only financial statement affected was the Consolidated Statement of Operations. Specifically, financial statement line items Sales - Product, Sales - Services, and Cost of sales – product. Net income (loss) and Gross profit did not change. Notes affected include Note 4 Revenue and Note 14 Segment Information.

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

3.            Recent Accounting Pronouncements

Accounting standards adopted in fiscal year 2021

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods beginning after December 15, 2020. Beginning October 1, 2020, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements. The disclosures will be expanded for the year ended September 30, 2021 as this standard does not affect interim disclosures.

New accounting standards not adopted as of December 31, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables. For public entities classified as a smaller reporting company, the new standard is effective for annual periods beginning after December 15, 2022 (ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates), including interim periods within that annual period. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Multicomputer, Myricom, and ARIA product lines.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$1,176	$1,403	$5,818	$7,221	$8,397
Service	380	87	2,513	2,600	2,980
Finance *	—	—	11	11	11
Total sales	$1,556	$1,490	$8,342	$9,832	$11,388

		Technology Solutions Segment

	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2019
Sales:
Product	$767	$553	$12,213	$12,766	$13,533
Service	274	126	2,899	3,025	3,299
Finance *	—	—	26	26	26
Total sales	$1,041	$679	$15,138	$15,817	$16,858

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When the Company is an agent, revenue is typically recorded at a point in time. When the Company is the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.8 million and $1.0 million as of December 31, 2020 and September 30, 2020, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no non-current contract assets as of December 31, 2020 and September 30, 2020. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $1.2 million and $0.9 million as of December 31, 2020 and September 30, 2020, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.2 million and $0.2 million as of December 31, 2020 and September 30, 2020, respectively. These non-current liabilities are recorded in other noncurrent liabilities. Revenue recognized for the year ended December 31, 2020 that was included in contract liabilities as of the beginning of the period was $0.3 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one-year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of December 31, 2020 and September 30, 2020. The portion of current capitalized costs were $104 thousand and $130 thousand as of December 31, 2020 and September 30, 2020, respectively. There are no non-current capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one-year period. The amount of incremental costs amortized for the three months ended December 31, 2020 and 2019 were $87 thousand and $78 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three ended December 31, 2020.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand and $13 thousand as of December 31, 2020 and September 30, 2020, respectively. The portion of noncurrent capitalized costs as of December 31, 2020 and September 30, 2020 were $18 thousand and $22 thousand, respectively. The amount of fulfillment costs amortized for three months ended December 31, 2020 and 2019 were $3 thousand and $3 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

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

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020 is set forth in the table below:

(Amounts in thousands)
Fiscal 2021 (remaining 9 months)	$1,380
Fiscal 2022	592
Fiscal 2023	210
Fiscal 2024	30
$2,212

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

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended
	December 31,	December 31,
	2020	2019

	(Amounts in thousands except per share data)
Net income (loss)	$1,151	$(540)
Less: net income (loss) attributable to nonvested common stock	54	—
Net loss attributable to common stockholders	$1,097	$(540)

Weighted average total shares outstanding – basic	4,277	3,963
Less: weighted average non–vested shares outstanding	203	—
Weighted average number of common shares outstanding – basic	4,074	3,963
Potential common shares from non–vested stock awards and the assumed exercise of stock options	98	—
Weighted average common shares outstanding – diluted	4,172	3,963

Net income (loss) per share – basic	$0.27	$(0.14)
Net income (loss) per share – diluted	$0.26	$(0.14)

Non-vested restricted stock awards of 190,000 shares were excluded from the diluted loss per share calculation for the three months ended December 31, 2019 because there was a net loss for this period and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.4 million and $3.4 million as of December 31, 2020. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.3 million and $3.5 million as of September 30, 2020, respectively. The receivables with a payment term exceeding one year carry an average weighted interest rate of 6.2%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of December 31, 2020 or September 30, 2020. There was no activity in the allowance for credit losses of these receivables for the three months ended December 31, 2020 and December 31, 2019, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2020 and 2019 was $92 thousand and $116 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2021	$2,564
2022	2,300
2023	1,423
Total payments	6,287
Less: unearned income	469
Total, net of unearned income	$5,818

7.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2020	2020

	(Amounts in thousands)
Raw materials	$833	$574
Work-in-process	426	213
Finished goods	4,587	4,498
Total	$5,846	$5,285

8.     Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2020 and 2019 are as follows:

		Three months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	December 31, 2020	December 31, 2019
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$5	$13
Operating Lease:
Operating lease cost	Selling, general, and administrative	188	180
Short-term lease cost	Selling, general, and administrative	3	3
Total lease costs		$196	$196
Less sublease interest income	Revenue	(11)	(26)
Total lease costs, net of sublease interest income		$185	$170

Supplemental cash flow information related to leases for the three months ended December 31, 2020 and 2019 are below:

	Three months ended
	December 31, 2020	December 31, 2019
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$191	$188
Operating cash flows from short-term leases	10	9
Operating cash flows from finance leases	5	13
Financing cash flows from finance leases	86	78
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	4
Cash received from subleases	113	113

9.     Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

On April 17, 2020, CSP, Inc. and Modcomp, Inc., its wholly owned subsidiary (collectively, the “Borrowers”) each received a loan in the form of a promissory note from Paragon Bank (“Lender”) in the amounts of $827,000 and $1,353,600, respectively (the “SBA Loans”) under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The SBA Loans have a two-year term and carry an annual fixed interest rate of 1%.

The SBA Loans provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to Lender or SBA, and adverse changes in the financial condition or business operations that Lender believed could materially affect Borrowers’ ability to pay the SBA

Loans. The Borrowers did not provide any collateral or guarantees for the SBA Loans and the Borrowers could prepay the principal of the SBA Loans at any time without penalty.

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2020 the SBA Loans were formally forgiven. The $2.2 million gain is displayed on the Consolidated Statement of Operations in the line item “Gain on extinguishment of debt.”

Interest expense related to the notes for the three months ended December 31, 2020 and 2019 was $23 thousand and $30 thousand, respectively. Below are details of the notes payable.

	December 31, 2020	September 30, 2020
	(Amounts in thousands)
Current	$808	$1,702
Less: notes discount	79	89
Notes payable - current portion	$729	$1,613

Noncurrent	$1,166	$2,559
Less: notes discount	57	74
Notes payable - noncurrent portion	$1,109	$2,485

As of December 31, 2020 and September 30, 2020, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of December 31, 2020 and September 30, 2020, Company borrowings, all from the TS segment, under the inventory line of credit were $0.8 million and $1.6 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2020 and September 30, 2020 this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million and $1.5 million, respectively. As of December 31, 2020 and September 30, 2020 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2020			2019
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$58	$3	$61	$66	$4	$70
Expected return on plan assets	(97)	—	(97)	(74)	—	(74)
Amortization of past service costs	2	—	2	1	—	1
Amortization of net gain	44	1	45	48	1	49
Net periodic benefit cost	$7	$4	$11	$41	$5	$46

Post Retirement:
Service cost	$—	$11	$11	$—	$10	$10
Interest cost	—	11	11	—	12	12
Amortization of net gain	—	13	13	—	6	6
Net periodic cost	$—	$35	$35	$—	$28	$28

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2020				September 30, 2020
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$399	$399	$—	$—	$471	$471	$—	$—
Pooled funds	10,574	10,574	—	—	9,269	9,269	—	—
Total plan assets	$10,973	$10,973	$—	$—	$9,740	$9,740	$—	$—

11.            Income Taxes

An income tax provision of $110 thousand was recorded for the three months ended December 31, 2020 compared to an income tax benefit of $70 thousand in the same period of 2019. The increase in tax expense is primarily related to the write down of a deferred tax asset as a result of the change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program (“PPP”) loan with an associated change in the valuation allowance against deferred tax assets from the prior period, offset by the forgiveness of the PPP Loans for which the income is excluded for tax purposes. This additional expense was recorded discretely during the quarter. In the prior period, the Company established a deferred tax asset for these expenses that were expected to be deductible in a future period.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2020	2020

	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,394)	$(4,696)
Cumulative unrealized loss on pension liability	(7,299)	(7,299)
Accumulated other comprehensive loss	$(11,693)	$(11,995)

13.          Fair Value of Financial Assets and Liabilities

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10) or non-recurring basis as of December 31, 2020 or September 30, 2020.

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

	As of December 31, 2020		As of September 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,927	$19,927	$19,264	$19,264	1	Consolidated Balance Sheets
Accounts and long-term receivable*	5,818	5,818	5,839	5,839	3	Note 6
Liabilities:
Notes payable	1,838	1,838	4,098	4,098	2	Note 9

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Notes Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at December 31, 2020 and September 30, 2020.

14.            Segment Information

The following tables present certain operating segment information for three months ended December 31, 2020 and 2019.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$1,176	$1,403	$5,829	$7,232	$8,408
Service	380	87	2,513	2,600	2,980
Total sales	$1,556	$1,490	$8,342	$9,832	$11,388
Income (loss) from operations	$(854)	$31	$286	$317	$(537)
Total assets	$9,192	$10,675	$33,170	$43,845	$53,037
Capital expenditures	6	—	27	27	33
Depreciation and amortization	48	—	56	56	104

2019
Sales:
Product	$767	$553	$12,239	$12,792	$13,559
Service	274	126	2,899	3,025	3,299
Total sales	$1,041	$679	$15,138	$15,817	$16,858
Income (loss) from operations	$(1,263)	$3	$858	$861	$(402)
Total assets	$10,496	$10,847	$34,905	$45,752	$56,248
Capital expenditures	34	—	173	173	207
Depreciation and amortization	58	3	64	67	125

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2020 and 2019.

	For the three months ended December 31,
	2020		2019

	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

	(Amounts in thousands)
Customer A	$1,140	10%	$330	2%
Customer B	$611	5%	$1,784	11%
Customer C	$333	3%	$2,630	16%

Customer B totaled approximately $4.8 million, or 30%, and approximately $4.7 million, or 28%, of total consolidated accounts receivable and long-term receivable as of December 31, 2020 and September 30, 2020, respectively. There were no other customers that were more than 10% of total consolidated accounts receivable and long-term receivable as of December 31, 2020. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of December 31, 2020

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and in this Form 10-Q. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, the recent changes in the U.S. Tax laws, and the impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Observations on effects of novel coronavirus (COVID-19)

On March 11, 2020, the World Health Organization characterized the novel coronavirus (COVID-19) outbreak as a pandemic. The outbreak has and continues to adversely affect the economies of the U.S., U.K., and other international markets and economies in which we operate. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic, national, state, and local governments have and continue to take actions such as declaring a state of emergency, implementing social distancing and other guidelines, and shutting down and/or limiting the opening or operation of certain businesses which are not considered essential. The Company continues to comply with such actions causing most employees to work remotely in all locations. Our revenue decreased significantly for the three months ended December 31, 2020 due to the pandemic. This is largely the result of customers reducing their budgets. The pandemic has also had an adverse effect on our ability to transact one-on-one business. Due to the uncertainty of the pandemic, including but not limited to, regulatory measures or voluntary actions that  have and may be put in place to limit the spread of COVID-19 and the duration of such measures, the impact of any further spread of COVID-19, or the resurgence of COVID-19 in a given geographic region after it has hit its “peak,” at this time, we cannot make a reasonable estimate on the extent or duration of the impacts on our business.

Results of Operations

Overview of the three months ended December 31, 2020

Our revenues decreased by approximately $5.5 million, or 33%, to $11.4 million for the three months ended December 31, 2020 as compared to $16.9 million for the three months ended December 31, 2019. The decrease in revenue is the result of a decrease of $6.0 million in our TS segment, partially offset by a $0.5 million increase in our HPP segment. Our gross margin percentage increased to 30% of revenues for the three months ended December 31, 2020 from 24% for the three months ended December 31, 2019. The increase is primarily attributed to the HPP segment. For the three months ended December 31, 2020 there was an operating loss of $0.5 million compared to an operating loss of $0.4 million for the three months ended December 31, 2019, primarily as a result of decreased sales. Other income, (expense) net increased approximately $2.0 million for the three months ended December 31, 2020 to income of $1.8 million as compared to expense of $0.2 million for the three months ended December 31, 2019. The primary components  of Other income, (expense) include an increase from debt forgiveness of loans taken out at each operating segment under the Payroll Protection Program totaling 2.2 million, partially offset by a foreign exchange loss of $0.5 million. The income tax provision was $0.1 million for the three months ended December 31, 2020, as compared to income tax benefit of $0.1 million for the three months ended December 31, 2019. The effective tax rate for the current quarter was 8.7%. The effective tax expense rate was primarily driven by an increase in tax expense. This is primarily related to the write off of a deferred tax asset as a result of the change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program (“PPP”) loan along with the associated change in valuation allowance against deferred tax assets from the prior period, offset by the forgiveness of the PPP Loans for which the income is excluded for tax purposes. This additional expense was recorded discretely during the quarter. In the prior period, the Company established a deferred tax asset for these expenses that were expected to be deductible in a future period.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2020 and 2019:

		%		%
	December 31, 2020	of sales	December 31, 2019	of sales

	(Dollar amounts in thousands)
Sales	$11,388	100%	$16,858	100%
Costs and expenses:
Cost of sales	8,010	70%	12,827	76%
Engineering and development	729	6%	672	4%
Selling, general and administrative	3,186	28%	3,761	22%
Total costs and expenses	11,925	105%	17,260	102%
Operating loss	(537)	(5)%	(402)	(2)%
Other income, (expense) net	1,798	16%	(208)	(1)%
Income (loss) before income taxes	1,261	11%	(610)	(3)%
Income tax expense (benefit)	110	1%	(70)	—%
Net income (loss)	$1,151	10%	$(540)	(3)%

Revenues

Our revenues decreased by approximately $5.5 million to $11.4 million for the three months ended December 31, 2020 as compared to $16.9 million of revenues for the three months ended December 31, 2019. TS segment revenues decreased by $6.0 million and HPP segment revenues increased by approximately $0.5 million.

TS segment revenue change was as follows for the three months ended December 31, 2020 and December 31, 2019:

			Decrease
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$7,232	$12,792	$(5,560)	(43)%
Services	2,600	3,025	(425)	(14)%
Total	$9,832	$15,817	$(5,985)	(38)%

The decrease in TS segment product revenues of approximately $5.6 million during the period is primarily the result of a decrease of $6.4 million in our U.S. division, partially offset by an increase in the U.K. division of $0.8 million. The $6.4 million decrease in the U.S. division is primarily the result of decreased sales to several major customers during the period. The $0.8 million increase in the U.K. division product revenues is primarily the result of higher sales volume to one major customer during the period as compared to the prior year period. There was a decrease in TS segment service revenues of $0.4 million during the period as compared to the prior year period, which is primarily due to a decrease in the U.S. division service revenues consisting of a decrease of $0.6 million in internal service and third party service revenues, partially offset by a $0.1 million increase in managed service contract revenues and a $0.1 million increase in third party maintenance revenues.

HPP segment revenue change was as follows for the three months ended December 31, 2020 and 2019:

			Increase
	2020	2019	$	%

	(Dollar amounts in thousands)
Products	$1,176	$767	$409	53%
Services	380	274	106	39%
Total	$1,556	$1,041	$515	49%

The HPP product revenues increased by $0.4 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily as a result of a $0.4 million increase in Multicomputer product sales. The HPP services revenues increased $0.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 due to $0.3 million of increased royalties on high-speed processing boards related to the E2D program, partially offset by a decrease of $0.2 million from repairs from the prior year period.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2020 and 2019:

					Increase (decrease)
	2020	%	2019	%	$	%

	(Dollar amounts in thousands)
Americas	$9,750	85%	$16,125	96%	$(6,375)	(40)%
Europe	1,541	14%	663	4%	878	132%
Asia	97	1%	70	—%	27	39%
Totals	$11,388	100%	$16,858	100%	$(5,470)	(32)%

The $6.4 million decrease in revenue to the Americas is primarily the result of decreased sales by our TS segment division of $6.9 million, partially offset by an increase in the HPP segment of $0.5 million. The $0.9 million increase in revenue to Europe is primarily the result of increased sales by our TS segment consisting of $0.8 million from the U.K. division and $0.1 million from the U.S. division. The revenue to Asia remained stable from the prior period.

Gross Margins

Our gross margin ("GM") decreased by approximately $0.6 million to $3.4 million for the three months ended December 31, 2020 as compared to a gross margin of approximately $4.0 million for the three months ended December 31, 2019. The GM as a percentage of revenue increased to 30% for the three months ended December 31, 2020, from 24% for the three months ended December 31, 2019. The increase in GM as a percentage of revenue is primarily attributed the HPP segment.

	2020		2019		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$2,436	25%	$3,524	22%	$(1,088)	3%
HPP	942	61%	507	52%	435	9%
Total	$3,378	30%	$4,031	24%	$(653)	6%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$885	12%	$1,678	13%	$(793)	(1)%
Services	1,551	60%	1,846	62%	(295)	(2)%
Total	$2,436	25%	$3,524	23%	$(1,088)	2%

The overall TS segment GM as a percentage of sales increased to 25% for the three month period ended December 31, 2020 from 23% for the three month period ended December 31, 2019. This is due to a significant increase of services gross margin relative to products gross margin. However, individually both product and service GM as percentage of revenue slightly decreased.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$575	49%	$277	36%	$298	13%
Services	367	97%	230	84%	137	13%
Total	$942	61%	$507	49%	$435	12%

The overall HPP segment GM as a percentage of sales increased to 61% for the three months ended December 31, 2020 from 49% for the three months ended December 31, 2019. The 12% increase in gross margin as a percentage of sales in the HPP segment for the three months ended December 31, 2020 as compared to the prior year period is attributed to increased GM from increased services revenue including a $280 thousand increase of royalty revenues, which is all margin. The GM as a percentage of sales from products increased primarily due to increased E2D parts sold, which carry a higher GM as a percentage of revenue than other products sold.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained stable at $0.7 million for the three months ended December 31, 2020 when compared to the three months ended December 31, 2019. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2020 and 2019:

	For the three months ended December 31,
		% of		% of	$ Decrease	% Decrease
	2020	Total	2019	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,119	67%	$2,663	71%	$(544)	(20)%
HPP segment	1,067	33%	1,098	29%	(31)	(3)%
Total	$3,186	100%	$3,761	100%	$(575)	(15)%

SG&A expenses overall decreased approximately $0.6 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The approximate $0.6 million decrease in TS segment SG&A expenses compared to the prior year period is primarily the result of a decrease of variable compensation of $0.2 million and a decrease of payroll related expenses of $0.4 million. The HPP segment SG&A expenses for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 remained relatively stable.

Other Income/Expenses

The following table details other income (expense) for the year ended December 31, 2020 and 2019:

	For the three months ended
			Increase
	December 31, 2020	December 31, 2019	(Decrease)

	(Amounts in thousands)
Interest expense	$(38)	$(57)	$19
Interest income	98	173	(75)
Foreign exchange loss	(467)	(335)	(132)
Gain on debt forgiveness	2,196	—	2,196
Other income, net	9	11	(2)
Total other income (expense), net	$1,798	$(208)	$2,006

The $2.0 million increase in total other income (expense), net for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 is primarily driven by a gain on debt forgiveness of $2.2 million, which did not occur in the prior year. This debt forgiveness is related to two loans (one at each operating segment) taken out under the Payroll Protection Program. The largest offset was an increase in expense of $0.1 million in a foreign exchange loss. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account.

The interest income decrease of $0.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2020 is primarily related to agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q) from the TS-US segment.

Income Taxes

The income tax provision was $0.1 million for the three months ended December 31, 2020, as compared to income tax benefit of $0.1 million for the three months ended December 31, 2019. The effective tax rate for the current quarter was 8.7%. The effective tax expense rate was primarily driven by an increase in tax expense. This is primarily related to the write off of a deferred tax asset as a result of the change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program (“PPP”) loan along with the associated change in valuation allowance against deferred tax assets from the prior period, offset by the forgiveness of the PPP Loans for which the income is excluded for tax purposes. This additional expense was recorded discretely during the quarter. In the prior period, the Company established a deferred tax asset for these expenses that were expected to be deductible in a future period.

Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $0.6 million to $19.9 million as of December 31, 2020 from $19.3 million as of September 30, 2020.

Our significant sources of cash for the year ended December 31, 2020 included a decrease in accounts receivable of $1.3 million, an increase in accounts payable and accrued expenses of $0.4 million, and an increase in deferred revenue of $0.3 million.

Our significant uses of cash for the year ended December 31, 2020 included net payment on our line of credit of $0.8 million and an increase in inventories of $0.6 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $8.9 million as of December 31, 2020 consisted of 0.8 million Euros, 0.3 million British Pounds, and 7.4 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within the financial statements.

As of December 31, 2020 and September 30, 2020 the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.2 million and $13.4 million were available as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020 and September 30, 2020 there were no cash withdrawals outstanding.

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

On April 17, 2020, the Company and Modcomp, Inc., its wholly owned subsidiary each received a loan (“SBA Loans”) in the form of a promissory note from Paragon Bank in the amounts of $827,000 and $1,353,600, respectively under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration. The SBA loans had a two-year term and carried an annual fixed interest rate of 1%.  The SBA Loans were forgiven in full by the SBA in the first quarter of fiscal year 2021.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2020, our management identified a material weakness as of such date.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected in a timely basis.  The identified material weakness is in connection with internal controls over the revenue recognition process, specifically the failure to properly identify whether the Company was to be considered the principal or the agent in certain transactions. We determined that controls over the revenue recognition process were not operating effectively and the resulting control gap amounted to a material weakness in our controls over financial reporting.

During the period following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby revenue transactions are subjected to an additional review process at the corporate level to ensure the correct accounting methodology is applied to all revenue transactions. Although we have implemented such changes to our internal controls over financial reporting as described above, at this time, we cannot conclude that the material weakness has been remediated and we will continue to make changes and upgrade systems and processes throughout fiscal year 2021.

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2020, there was a significant change in internal controls related to the material weakness discussed above. Internal controls around classifying whether the Company is considered the principal or the agent in transactions have been redesigned and implemented, which are intended to remediate the material weakness.

Prior to these changes, the Company’s primary procedure to find transactions that should be recorded “net” was reliance on a search of key words in the item description and stock-keeping unit. The primary control failure related to the key words identifying certain items where the Company was the principal, but the item was incorrectly recorded on a net basis. As a result, the primary identifier is not on the reliance of key words. Instead, the new enhanced procedures include review of every line item with additional levels of review from both sales and financial management.

PART II.  OTHER INFORMATION

Item 1A. Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020, (b) our Consolidated Statements of Income for the three months ended December 31, 2020 and 2019, (c) our Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2020 and 2019, (d) our Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2020 and 2019, (e) our Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 11, 2021	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 11, 2021	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer