Form 10-Q
period 2021-03-31
CSP INC /MA/
filed 2021-05-13
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2021

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

As of May 5, 2021, the registrant had 4,393,966 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,397	$19,264
Accounts receivable, net of allowances of $219 and $181	15,168	13,362
Investment in lease, net-current portion	162	336
Inventories	4,221	5,285
Refundable income taxes	1,229	807
Other current assets	3,600	2,535
Total current assets	44,777	41,589

Property, equipment and improvements, net	891	1,047
Operating lease right-of-use assets	1,686	2,014
Intangibles, net	23	28
Investment in lease, net-less current portion	47	81
Long-term receivable	7,818	3,642
Deferred income taxes	—	1,149
Cash surrender value of life insurance	4,079	3,948
Other assets	99	147
Total assets	$59,420	$53,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,145	$8,523
Line of credit	1,190	1,573
Notes payable - current portion	739	1,613
Deferred revenue	1,402	947
Pension and retirement plans	313	321
Total current liabilities	13,789	12,977
Pension and retirement plans	6,834	6,471
Notes payable - noncurrent portion	1,032	2,485
Operating lease liabilities - noncurrent portion	1,074	1,390
Income taxes payable	586	586
Other noncurrent liabilities	5,304	202
Total liabilities	28,619	24,111

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,394 and 4,276 shares, respectively	44	43
Additional paid-in capital	17,605	16,994
Retained earnings	24,796	24,492
Accumulated other comprehensive loss	(11,644)	(11,995)
Total shareholders’ equity	30,801	29,534
Total liabilities and shareholders’ equity	$59,420	$53,645

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Sales:
Product	$10,976	$13,146	$19,384	$26,705
Services	3,112	3,737	6,092	7,036
Total sales	14,088	16,883	25,476	33,741

Cost of sales:
Product	8,553	11,033	15,502	22,637
Services	1,167	1,367	2,228	2,590
Total cost of sales	9,720	12,400	17,730	25,227

Gross profit	4,368	4,483	7,746	8,514

Operating expenses:
Engineering and development	762	716	1,491	1,388
Selling, general and administrative	3,727	3,910	6,913	7,671
Total operating expenses	4,489	4,626	8,404	9,059
Operating loss	(121)	(143)	(658)	(545)

Other income (expense):
Foreign exchange (loss) gain	(154)	479	(621)	144
Interest expense	(75)	(55)	(113)	(112)
Interest income	133	163	231	336
Gain on forgiveness of debt	—	—	2,196	—
Other income (expense)	93	(7)	102	4
Total other income (expense)	(3)	580	1,795	372
(Loss) income before income taxes	(124)	437	1,137	(173)
Income tax expense	723	1,169	833	1,099
Net (loss) income	$(847)	$(732)	$304	$(1,272)
Net (loss) income attributable to common stockholders	$(847)	$(732)	$289	$(1,272)

Net (loss) income per share – basic	$(0.20)	$(0.18)	$0.07	$(0.32)
Weighted average shares outstanding – basic	4,158	4,036	4,117	3,999
Net (loss) income per share – diluted	$(0.20)	$(0.18)	$0.07	$(0.32)
Weighted average shares outstanding – diluted	4,158	4,036	4,202	3,999

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Net (loss) income	$(847)	$(732)	$304	$(1,272)
Foreign currency translation gain (loss) adjustments	49	(302)	351	24
Total comprehensive (loss) income	$(798)	$(1,034)	$655	$(1,248)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and six months ended March 31, 2021 and 2020:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended March 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2019	4,154	$42	$15,940	$26,083	$(12,267)	$29,798
Net loss	—	—	—	(732)	—	(732)
Other comprehensive loss	—	—	—	—	(302)	(302)
Purchase of common stock	(6)	—	—	(43)	—	(43)
Stock-based compensation	—	—	250	—	—	250
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Cash paid on common stock ($0.15 per share)	—	—	—	(640)	—	(640)
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended March 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2020	4,276	$43	$17,259	$25,643	$(11,693)	$31,252
Net loss	—	—	—	(847)	—	(847)
Other comprehensive gain	—	—	—	—	49	49
Stock-based compensation	—	—	240	—	—	240
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three and six months ended March 31, 2021 and 2020:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the six months ended March 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,272)	—	(1,272)
Other comprehensive gain	—	—	—	—	24	24
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	455	—	—	455
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Purchase of common stock	(6)	—	—	(43)	—	(43)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,263)	—	(1,263)
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the six months ended March 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	304	—	304
Other comprehensive gain	—	—	—	—	351	351
Stock-based compensation	—	—	505	—	—	505
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the six months ended
	March 31,	March 31,
	2021	2020
Operating activities
Net income (loss)	$304	$(1,272)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	197	235
Amortization of intangibles	5	4
Loss on sale of fixed assets, net	—	9
Foreign exchange loss (gain)	621	(144)
Non-cash changes in accounts receivable	36	97
Non-cash changes in inventories	24	238
Non-cash lease expense	320	322
Stock-based compensation expense on stock options and restricted stock awards	505	455
Deferred income taxes	1,149	1,946
Increase in cash surrender value of life insurance	(61)	(51)
Non-cash other	68	—

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	(2,196)	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,824)	2,206
Decrease in inventories	1,043	1,149
Increase in refundable income taxes	(423)	(169)
Decrease (increase) in operating lease right-of-use assets	9	(2,131)
Increase in other assets	(1,005)	(473)
Decrease in investment in lease	208	178
(Increase) decrease in long-term receivable	(4,176)	176
Increase (decrease) in accounts payable and accrued expenses	1,701	(6,421)
(Decrease) increase in operating lease liabilities	(279)	2,076
Increase in deferred revenue	455	637
Increase in pension and retirement plans liabilities	31	18
Decrease in income taxes payable	—	(694)
Increase (decrease) in other long-term liabilities	5,100	(252)
Net cash provided by (used in) operating activities	1,812	(1,861)

Investing activities
Life insurance premiums paid	(70)	(144)
Purchases of property, equipment and improvements	(43)	(240)
Net cash used in investing activities	(113)	(384)

Financing activities
Dividends paid	—	(1,263)
Net payments under line-of-credit agreement	(382)	(874)
Proceeds from debt	—	2,037
Repayments on debt	(164)	(565)
Principal payments on finance leases	(173)	(157)
Purchase of common stock	—	(43)
Proceeds from issuance of shares under equity compensation plans	106	112
Net cash used in financing activities	(613)	(753)
Effects of exchange rate on cash	47	141
Net increase (decrease) in cash and cash equivalents	1,133	(2,857)
Cash and cash equivalents beginning of period	19,264	18,099
Cash and cash equivalents at end of period	$20,397	$15,242

Supplementary cash flow information:
Cash paid for income taxes	$107	$16
Cash paid for interest	$100	$154

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$2,196	$—

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021

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

1.            Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been omitted.

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended September 30, 2020, we identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on a “gross” basis. As a result of evaluating the error, we determined the impact was not material to our financial statements in any prior interim period. However, management has revised the first three quarters of fiscal year 2020. The revised numbers for the three and six months ended March 31, 2020 are reflected in this Form 10-Q. The only financial statement affected was the Consolidated Statement of Operations. Specifically, financial statement line items Sales - Product, Sales - Services, and Cost of sales – product. Net income (loss) and gross profit did not change. Notes affected include Note 4 Revenue and Note 15 Segment Information.

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

3.            Recent Accounting Pronouncements

Accounting standards adopted in fiscal year 2021

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for annual periods beginning after December 15, 2020. Beginning October 1, 2020, the Company adopted the ASU and it did not have a material impact on our consolidated financial statements. The disclosures will be expanded for the year ended September 30, 2021 as this standard does not affect interim disclosures.

New accounting standards not adopted as of March 31, 2021

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$716	$241	$10,012	$10,253	$10,969
Service	172	90	2,850	2,940	3,112
Finance *	—	—	7	7	7
Total sales	$888	$331	$12,869	$13,200	$14,088

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$922	$184	$12,017	$12,201	$13,123
Service	553	84	3,100	3,184	3,737
Finance *	—	—	23	23	23
Total sales	$1,475	$268	$15,140	$15,408	$16,883

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$1,892	$1,644	$15,830	$17,474	$19,366
Service	552	177	5,363	5,540	6,092
Finance *	—	—	18	18	18
Total sales	$2,444	$1,821	$21,211	$23,032	$25,476

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$1,689	$737	$24,230	$24,967	$26,656
Service	827	210	5,999	6,209	7,036
Finance *	—	—	49	49	49
Total sales	$2,516	$947	$30,278	$31,225	$33,741

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

Contract Assets and Liabilities

When the Company has performed work but does not have an unconditional right to payment, a contract asset is recorded. When the Company has the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $2.0 million and $1.0 million as of March 31, 2021 and September 30, 2020, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no noncurrent contract assets as of March 31, 2021 and September 30, 2020. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before the Company transfers a good or service to the customer. Current contract liabilities were $1.4 million and $0.9 million as of March 31, 2021 and September 30, 2020, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.1 million and $0.2 million as of March 31, 2021 and September 30,

2020, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities. Revenue recognized for the six months ended that was included in contract liabilities as of the beginning of the period was $0.5 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if the Company expects to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of March 31, 2021 and September 30, 2020. The portion of current capitalized costs were $106 thousand and $130 thousand as of March 31, 2021 and September 30, 2020, respectively. There are no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended March 31, 2021 and 2020 were $84 thousand and $84 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2021 and 2020 were $171 thousand and $162 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and six months ended March 31, 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of March 31, 2021 and $13 thousand as of September 30, 2020. The portion of noncurrent capitalized costs were $16 thousand and $22 thousand as of March 31, 2021 and September 30, 2020, respectively. The amount of fulfillment costs amortized for three and six months ended March 31, 2021 were $3 thousand and $6 thousand, respectively. These costs amortized were recorded in cost of sales. The amount of fulfillment costs amortized for three and six months ended March 31, 2020 were $3 thousand and $6 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of the Company’s contracts are less than one year. There are certain contracts that contain a financing component. See Note 6 to the consolidated financial statements for additional information. The Company elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

The Company has certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021 is set forth in the table below:

(Amounts in thousands)
Fiscal 2021 (remaining 6 months)	$830
Fiscal 2022	596
Fiscal 2023	211
Fiscal 2024	32
$1,669

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(Amounts in thousands except per share data)
Net income (loss)	$(847)	$(732)	304	(1,272)
Less: net income (loss) attributable to nonvested common stock	—	—	15	—
Net income (loss) attributable to common stockholders	$(847)	$(732)	$289	$(1,272)

Weighted average total shares outstanding – basic	4,158	4,036	4,326	3,999
Less: weighted average non–vested shares outstanding	—	—	209	—
Weighted average number of common shares outstanding – basic	4,158	4,036	4,117	3,999
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	—	85	—
Weighted average common shares outstanding – diluted	4,158	4,036	4,202	3,999

Net income (loss) per share – basic	$(0.20)	$(0.18)	$0.07	$(0.32)
Net income (loss) per share – diluted	$(0.20)	$(0.18)	$0.07	$(0.32)

Non-vested restricted stock awards of 218,000 shares were excluded from the diluted loss per share calculation for the three months ended March 31, 2021. Non-vested restricted stock awards of 204,000 and 197,000 shares were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2020, respectively. These awards were excluded because there was a net loss for these periods and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $6.0 million and $7.7 million as of March 31, 2021. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.3 million and $3.5 million as of September 30, 2020, respectively. There were two new agreements effective in the second quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $9.0 million of payments to be received over the next 4 years from March 31, 2021. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.5 million during the second quarter of fiscal year 2021. The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.8%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of March 31, 2021 or September 30, 2020. There was no activity in the allowance for credit losses of these receivables for the six months ended March 31, 2021 and March 31, 2020, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2021 and 2020 was $126 thousand and $114 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2021 and 2020 was $218 thousand and $230 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Consolidated Statements of Operations.

Receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal.

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2021	$4,628
2022	3,860
2023	2,983
2024	1,560
2025	1,560
Total payments	14,591
Less: unearned income	910
Total, net of unearned income	$13,681

7.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2021	2020

	(Amounts in thousands)
Raw materials	$890	$574
Work-in-process	217	213
Finished goods	3,114	4,498
Total	$4,221	$5,285

8.     Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2021 and 2020 are as follows:

		Three months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	March 31, 2021	March 31, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$3	$12
Operating Lease:
Operating lease cost	Selling, general, and administrative	180	181
Short-term lease cost	Selling, general, and administrative	10	3
Total lease costs		$193	$196
Less sublease interest income	Revenue	(7)	(23)
Total lease costs, net of sublease interest income		$186	$173

The components of lease costs for six months ended March 31, 2021 and 2020 are as follows:

		Six months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	March 31, 2021	March 31, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Selling, general, and administrative	$8	$25
Operating Lease:
Operating lease cost	Selling, general, and administrative	368	361
Short-term lease cost	Selling, general, and administrative	13	6
Total lease costs		$389	$392
Less sublease interest income	Revenue	(18)	(49)
Total lease costs, net of sublease interest income		$371	$343

Supplemental cash flow information related to leases for three months ended March 31, 2021 and 2020 is below:

	Three months ended
	March 31, 2021	March 31, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185	$191
Operating cash flows from short-term leases	3	10
Operating cash flows from finance leases	3	12
Financing cash flows from finance leases	87	79
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	—
Cash received from subleases	112	112

Supplemental cash flow information related to leases for six months ended March 31, 2021 and 2020 is below:

	Six months ended
	March 31, 2021	March 31, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$376	$379
Operating cash flows from short-term leases	13	19
Operating cash flows from finance leases	8	25
Financing cash flows from finance leases	173	157
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	4
Cash received from subleases	225	225

9. Accounts payable and other noncurrent liabilities

In February 2021, the Company’s US. division of the TS segment entered into an agreement with a vendor to pay approximately $1.5 million including interest for goods and services through fiscal year 2025 in 5 payments related to a multi-year agreement with a customer.

In February 2021, the Company’s US. division of the TS segment entered into an agreement with a vendor to pay approximately $7.2 million including interest for goods and services through fiscal year 2025 in 6 payments through fiscal year 2025 related to a multi-year agreement with a customer.

See Note 6 for further information related to the multi-year agreements above.

There was not an interest rate stated and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for both agreements was determined to be 5.0%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

The amounts owed for these agreements are in within accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 10 Notes Payable and Line of Credit for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendor that contain imputed interest:

March 31, 2021
(Amounts in thousands)
Current	$2,727
Less: discount	288
Accounts payable and accrued expenses	$2,439

Noncurrent	$5,590
Less: discount	403
Other noncurrent liabilities	$5,187

The Company had a total of approximately $8.1 million due to this vendor including the two aforementioned agreements and other payables. This is approximately 53% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.     Notes Payable and Line of Credit

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

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2020 the SBA Loans were formally forgiven. The $2.2 million gain is displayed on the Consolidated Statement of Operations in the line item “Gain on forgiveness of debt.”

Interest expense related to the notes for the three months ended March 31, 2021 and 2020 was $23 thousand and $31 thousand, respectively. Interest expense related to the notes for the six months ended March 31, 2021 and 2020 was $46 thousand and $63 thousand, respectively. Below are details of the notes payable.

	March 31, 2021	September 30, 2020
	(Amounts in thousands)
Current	$808	$1,702
Less: notes discount	69	89
Notes payable - current portion	$739	$1,613

Noncurrent	$1,077	$2,559
Less: notes discount	45	74
Notes payable - noncurrent portion	$1,032	$2,485

As of March 31, 2021 and September 30, 2020, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2021 and September 30, 2020, Company borrowings, all from the TS segment, under the inventory line of credit were $1.2 million and $1.6 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2021 and September 30, 2020 this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million and $1.0 million, respectively. As of March 31, 2021 and September 30, 2020 there were no cash withdrawals outstanding.

11.            Pension and Retirement Plans

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended March 31,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$61	$2	$63	$66	$4	$70
Expected return on plan assets	(99)	—	(99)	(74)	—	(74)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	45	1	46	48	1	49
Net periodic benefit cost	$9	$3	$12	$42	$5	$47

Post Retirement:
Service cost	$—	$12	$12	$—	$9	$9
Interest cost	—	11	11	—	11	11
Amortization of net gain	—	12	12	—	6	6
Net periodic cost	$—	$35	$35	$—	$26	$26

	Six Months Ended March 31,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$119	$5	$124	$132	$8	$140
Expected return on plan assets	(196)	—	(196)	(148)	—	(148)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net gain (loss)	89	2	91	96	2	98
Net periodic benefit cost	$16	$7	$23	$84	$10	$94

Post Retirement:
Service cost	$—	$23	$23	$—	$19	$19
Interest cost	—	22	22	—	23	23
Amortization of net loss	—	25	25	—	12	12

Net periodic cost	$—	$70	$70	$—	$54	$54

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2021				September 30, 2020
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$76	$76	$—	$—	$471	$471	$—	$—
Pooled funds	11,097	11,097	—	—	9,269	9,269	—	—
Total plan assets	$11,173	$11,173	$—	$—	$9,740	$9,740	$—	$—

12.            Income Taxes

An income tax expense of $723 thousand was recorded for the three months ended March 31, 2021 compared to an income tax expense of $1.2 million in the same period of 2020. An income tax expense of $833 thousand was recorded for the six months ended March 31, 2021 compared to income tax expense of $1.0 million in the same period of 2020. The income tax expense for the three and six months ended March 31, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The deferred tax asset change is a non-cash item. The income tax expense for the six months ended March 31, 2020 reflected the recording of a valuation allowance against deferred tax assets during the second fiscal quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2021	2020

	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,345)	$(4,696)
Cumulative unrealized loss on pension liability	(7,299)	(7,299)
Accumulated other comprehensive loss	$(11,644)	$(11,995)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of March 31, 2021 or September 30, 2020.

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

	As of March 31, 2021		As of September 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$20,397	$20,397	$19,264	$19,264	1	Consolidated Balance Sheets
Accounts and long-term receivable*	13,681	13,681	5,839	5,839	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	7,626	7,626	—	—	3	Note 9
Notes payable	1,771	1,771	4,098	4,098	2	Note 10

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Accounts payable and accrued expenses and other long-term liabilities

Fair value was estimated by discounting future cash flows based on the current rate the Company could get in another transaction with similar terms based on historical information.

Notes Payable

Fair value was estimated based on quoted market prices.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of March 31, 2021 and September 30, 2020.

15.            Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2021 and 2020.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$716	$241	$10,019	$10,260	$10,976
Service	172	90	2,850	2,940	3,112
Total sales	$888	$331	$12,869	$13,200	$14,088
Income (loss) from operations	$(1,339)	$(66)	$1,284	$1,218	$(121)
Total assets	$8,098	$10,497	$40,825	$51,322	$59,420
Capital expenditures	1	—	9	9	10
Depreciation and amortization	45	—	53	53	98

2020
Sales:
Product	$922	$184	$12,040	$12,224	$13,146
Service	553	84	3,100	3,184	3,737
Total sales	$1,475	$268	$15,140	$15,408	$16,883
Income (loss) from operations	$(1,024)	$(50)	$931	$881	$(143)
Total assets	$8,685	$10,757	$34,069	$44,826	$53,511
Capital expenditures	29	—	4	4	33
Depreciation and amortization	57	—	57	57	114

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$1,892	$1,644	$15,848	$17,492	$19,384
Service	552	177	5,363	5,540	6,092
Total sales	$2,444	$1,821	$21,211	$23,032	$25,476
Income (loss) from operations	$(2,193)	$(35)	$1,570	$1,535	$(658)
Total assets	$8,098	$10,497	$40,825	$51,322	$59,420
Capital expenditures	7	—	36	36	43
Depreciation and amortization	93	—	109	109	202

2020
Sales:
Product	$1,689	$737	$24,279	$25,016	$26,705
Service	827	210	5,999	6,209	7,036
Total sales	$2,516	$947	$30,278	$31,225	$33,741
Income (loss) from operations	$(2,287)	$(47)	$1,789	$1,742	$(545)
Total assets	$8,685	$10,757	$34,069	$44,826	$53,511
Capital expenditures	63	—	177	177	240
Depreciation and amortization	115	3	121	124	239

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2021 and 2020.

	For the three months ended March 31,				For the six months ended March 31,
	2021		2020		2021		2020

	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$1.2	8%	$2.0	12%	$1.8	7%	$3.8	11%

Customer A totaled approximately $13.0 million, or 56%, and approximately $4.7 million, or 28%, of total consolidated accounts receivable and long-term receivable as of March 31, 2021 and September 30, 2020, respectively. There were no other customers that were more than 10% of total consolidated accounts receivable and long-term receivable as of March 31, 2021. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of March 31, 2021

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. To that end, and to insure we continue to operate safety and cautiously while also meeting our public health responsibilities, the Company has adopted flexible business practices including allowing most employees to work remotely in all locations. Our revenue decreased significantly for the three and six months ended March 31, 2021 due to the pandemic. This is largely the result of customers reducing their budgets. The pandemic has also had an adverse effect on our ability to transact one-on-one business.

We recognize the pandemic has created a dynamic and uncertain situation in the national economy, and we continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. Despite reduced infection rates and ever-increasing vaccination rates in the United States, many nations and certain pockets within the United States are still battling various strains/variants of the novel coronavirus, creating ongoing uncertainties as to when economies will return to business as usual and what that will look like, what regulatory measures or voluntary actions will be further implemented to limit the spread of COVID-19 and the duration of such measures, the extent, severity and impact of any further spread of COVID-19 variants or resurgence of COVID-19 in a given geographic region after it has hit its “peak,” and the extent to which herd immunity will be achieved through the vaccination process.  In summary, the scope of this pandemic and its effects are unprecedented, and we cannot at this time make a reasonable estimate on the extent or duration of the impacts on our business.

Results of Operations

Overview of the three months ended March 31, 2021

Our revenues decreased by approximately $2.8 million, or 17%, to $14.1 million for the three months ended March 31, 2021 as compared to $16.9 million for the three months ended March 31, 2020. The decrease in revenue is the result of a decrease of $2.2 million in our TS segment combined with a $0.6 million decrease in our HPP segment. Our gross margin percentage increased to 31% of revenues for the three months ended March 31, 2021 from 27% for the three months ended March 31, 2020. The increase is attributed to the TS segment. For the three months ended March 31, 2021 there was an operating loss of $0.1 million compared to an operating loss of $0.1 million for the three months ended March 31, 2020, primarily as a result of decreased sales offset with a higher gross margin as a percentage of revenue. Other income, (expense) net decreased approximately $0.6 million for the three months ended March 31, 2021 to approximately none as compared to income of $0.6 million for the three months ended March 31, 2020. This is primarily due to an increase in foreign exchange loss of $0.6 million for the three months ended March 31, 2021 from the prior year. An income tax expense of $723 thousand was recorded for the three months ended March 31, 2021 compared to an income tax expense of $1.2 million in the same period of 2020. The income tax expense for the three months ended March 31, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The deferred tax asset change is a non-cash item.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2021 and 2020:

		%		%
	March 31, 2021	of sales	March 31, 2020	of sales

	(Dollar amounts in thousands)
Sales	$14,088	100%	$16,883	100%
Costs and expenses:
Cost of sales	9,720	69%	12,400	74%
Engineering and development	762	5%	716	4%
Selling, general and administrative	3,727	26%	3,910	23%
Total costs and expenses	14,209	101%	17,026	101%
Operating loss	(121)	(1)%	(143)	(1)%
Other income, (expense) net	(3)	—%	580	3%
Income (loss) before income taxes	(124)	(1)%	437	2%
Income tax expense	723	5%	1,169	7%
Net loss	$(847)	(6)%	$(732)	(5)%

Revenues

Our revenues decreased by approximately $2.8 million to $14.1 million for the three months ended March 31, 2021 as compared to $16.9 million of revenues for the prior year period. TS segment revenues decreased by $2.2 million and HPP segment revenues decreased by approximately $0.6 million.

TS segment revenue change was as follows for the three months ended March 31, 2021 and March 31, 2020:

			Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$10,259	$12,224	$(1,965)	(16)%
Services	2,941	3,184	(243)	(8)%
Total	$13,200	$15,408	$(2,208)	(14)%

The decrease in TS segment product revenues of $2.0 million during the period is attributable to the U.S. division and is primarily the result of decreased sales to several major customers during the period due to companies continuing budget freezes or reductions. Service revenue for the three months ended March 31, 2021 decreased $0.2 million from the prior year. The changes in service revenue include decreased internal and third party service revenue of $0.7 million, partially offset with increased third party maintenance revenues of $0.4 million primarily related to sales of security and cloud based software as well as maintenance (all recorded as net revenue), and increased managed services revenue of $0.1 million.

HPP segment revenue change was as follows for the three months ended March 31, 2021 and 2020:

			Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$716	$922	$(206)	(22)%
Services	172	553	(381)	(69)%
Total	$888	$1,475	$(587)	(40)%

The HPP product revenues decreased by $0.2 million for the three months ended March 31, 2021 as compared to prior year, primarily as a result of a $0.2 million decrease in Myricom product sales. The HPP services revenues decreased $0.4 million for the three months ended March 31, 2021 from prior year primarily due to decreased royalties on high-speed processing boards related to the E2D program.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2021 and March 31, 2020:

					Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$13,033	92%	$16,143	95%	$(3,110)	(19)%
Europe	779	6%	619	4%	160	26%
Asia	276	2%	121	1%	155	128%
Totals	$14,088	100%	$16,883	100%	$(2,795)	(17)%

The $3.1 million decrease in revenue to the Americas is primarily the result of decreased sales by our TS segment division of $2.3 million combined with a decrease in the HPP segment of $0.8 million. The $0.2 million increase in revenue to Europe is primarily the result of increased sales by our U.S. division of $0.1 million combined with a $0.1 million increase from the HPP segment. The revenue to Asia increased $0.2 million is primarily the result of an increase from the HPP segment.

Gross Margins

Our gross margin ("GM") decreased by approximately $0.1 million to $4.4 million for the three months ended March 31, 2021 as compared to a gross margin of approximately $4.5 million for the prior year. The GM as a percentage of revenue increased to 31% for the three months ended March 31, 2021, from 27%. The increase in GM as a percentage of revenue is attributed to the TS segment.

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,885	29%	$3,656	24%	$229	5%
HPP	483	54%	827	56%	(344)	(2)%
Total	$4,368	31%	$4,483	27%	$(115)	4%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,095	20%	$1,814	15%	$281	5%
Services	1,790	61%	1,842	58%	(52)	3%
Total	$3,885	29%	$3,656	24%	$229	5%

The overall TS segment GM as a percentage of sales increased to 29% for the three month period ended March 31, 2021 compared to 24% for the prior year. GM as a percentage of product sales increased to 20% for the three months ended March 31, 2021 from 15% for the prior year. This is primarily due to significant pricing discounts given to the U.S. division from several manufacturers that were not given in the prior year. GM as a percentage of service sales increased to 61% for the three months ended March 31, 2021 from 58% for the prior year period. This is primarily due to increased sales of third party maintenance revenues of $0.3 million primarily related to sales of security and cloud based software as well as maintenance (all recorded as net revenue) and increased sales of managed services compared to the prior year.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$326	46%	$299	32%	$27	14%
Services	157	91%	528	95%	(371)	(4)%
Total	$483	54%	$827	56%	$(344)	(2)%

The overall HPP segment GM as a percentage of sales decreased to 54% for the three months ended March 31, 2021 from 56% for the three months ended March 31, 2020. This 2% decrease is attributed to decreased GM from decreased services revenue including a $0.3 million decrease of royalty revenues, which is nearly all margin. Product GM as a percentage of revenue increased by 14% for the six months ended March 31, 2021 from prior year due to product mix and a reduction in manufacturing overhead expenses.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased by approximately $0.1 million for the three months ended March 31, 2021 to $0.8 million from $0.7 million for the prior year. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
		% of		% of	$ Decrease	% Decrease
	2021	Total	2020	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,667	72%	$2,775	71%	$(108)	(4)%
HPP segment	1,060	28%	1,135	29%	(75)	(7)%
Total	$3,727	100%	$3,910	100%	$(183)	(5)%

SG&A expenses overall decreased $0.2 million for the three months ended March 31, 2021 as compared to the prior year. The $0.1 million decrease in TS segment SG&A expenses compared to the same prior year period is primarily the result of a $0.1 million decrease of payroll. The HPP segment SG&A expenses decreased $0.1 million for the three months ended March 31, 2021 as compared to the prior year due to decreased travel and stock compensation expense.

Other Income/Expenses

The following table details other income (expense) for the three months ended March 31, 2021 and 2020:

	For the three months ended
			Increase
	March 31, 2021	March 31, 2020	(Decrease)

	(Amounts in thousands)
Interest expense	$(75)	$(55)	$(20)
Interest income	133	163	(30)
Foreign exchange (loss) gain	(154)	479	(633)
Other income (expense), net	93	(7)	100
Total other income (expense), net	$(3)	$580	$(583)

The $583 thousand decrease in total other income (expense), net for the three months ended March 31, 2021 as compared to the prior year is primarily driven by an increase in foreign exchange loss of $633 thousand. The U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar and Euro weakened relative to the British Pound for the three months ended March 31, 2021, which caused the foreign exchange loss.

The interest income decrease of $30 thousand for the three months ended March 31, 2021 as compared to the prior year is primarily related to agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q) from the TS-US segment.

Income Taxes

The income tax expense for the three months ended March 31, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The deferred tax asset change is a non-cash item. The income tax expense for the three months ended March 31, 2020 reflected the recording of a valuation allowance against deferred tax assets during the quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Overview of the six months ended March 31, 2021

Our revenues decreased by approximately $8.3 million, or 24%, to $25.5 million for the six months ended March 31, 2021 as compared to $33.7 million for the prior year. The decrease in overall revenue for the six months ended March 31, 2021 as compared to the prior year is primarily the result of an approximately $8.2 million decrease in our TS segment revenue. The is primarily due to decreased sales to several major customers in the U.S. division. Our overall gross margin percentage increased to 30% of revenue for the six months ended March 31, 2021 from 25% of revenue for the six months ended March 31, 2020. Our operating loss increased by approximately $0.2 million resulting in an operating loss of $0.7 million for the six months ended March 31, 2021 as compared to operating loss of $0.5 million for prior year period, primarily as a result of decreased product revenues, which was partially offset by overall increased gross margin as a percentage of revenue. Other income, (expense) net increased by $1.4 million primarily due the gain on forgiveness of the Payroll Protection Program loans, partially offset by an increase in foreign exchange loss of $0.8 million. An income tax expense of $833 thousand was recorded for the six months ended March 31, 2021 compared to an income tax expense of $1.1 million in the same period of 2020. The income tax expense for the six months ended March 31, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The deferred tax asset change is a non-cash item.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2021 and 2020:

		%		%
	March 31, 2021	of sales	March 31, 2020	of sales

	(Dollar amounts in thousands)
Sales	$25,476	100%	$33,741	100%
Costs and expenses:
Cost of sales	17,730	70%	25,227	75%
Engineering and development	1,491	6%	1,388	4%
Selling, general and administrative	6,913	27%	7,671	23%
Total costs and expenses	26,134	103%	34,286	102%
Operating loss	(658)	(3)%	(545)	(2)%
Other income, (expense) net	1,795	7%	372	1%
Income (loss) before income taxes	1,137	4%	(173)	(1)%
Income tax expense	833	3%	1,099	3%
Net income (loss)	$304	1%	$(1,272)	2%

Revenues

Our total revenues decreased by approximately $8.3 million to $25.5 million for the six months ended March 31, 2021 as compared to $33.7 million of revenues for the prior year.

TS segment revenue change was as follows for the six months ended March 31, 2021 and 2020:

			Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$17,491	$25,016	$(7,525)	(30)%
Services	5,541	6,209	(668)	(11)%
Total	$23,032	$31,225	$(8,193)	(26)%

The decrease in TS segment product revenues of $7.5 million for the six months ended March 31, 2021 as compared to the prior year period is the result of a decrease of $8.4 million in our U.S. division, partially offset with a $0.9 million increase in our U.K. division. The $8.4 million decrease in the U.S. division product revenues is the result of decreased sales to several major customers. The $0.9 million increase in the U.K. division product revenue is due to sales to one customer that did not occur in the prior year. The decrease in TS segment service revenues of $0.7 million for the six months ended March 31, 2021 as compared to the prior year period is attributable to the U.S. division and is primarily the result of a decrease of a $1.3 million decrease in internal and third party service revenues, partially offset by an increase of $0.5 million in third party maintenance revenue primarily related to sales of security and cloud based software as well as maintenance (all recorded as net revenue) and a $0.1 million increase in managed service contract revenues.

HPP segment revenue change was as follows for the six months ended March 31, 2021 and 2020:

			Increase (decrease)
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$1,892	$1,689	$203	12%
Services	552	827	(275)	(33)%
Total	$2,444	$2,516	$(72)	(3)%

The HPP product revenue increase of $0.2 million for the six months ended March 31, 2021 as compared to the prior year is primarily due to increased Multicomputer sales of approximately $0.4 million, partially offset with a decrease of $0.2 million from Myricom product sales. The decrease in HPP services revenues of approximately $0.3 million is primarily the result of a decrease in repair revenue.

Our revenues by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2021 and 2020:

					Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$22,783	90%	$32,268	95%	$(9,485)	(29)%
Europe	2,320	9%	1,282	4%	1,038	81%
Asia	373	1%	191	1%	182	95%
Totals	$25,476	100%	$33,741	100%	$(8,265)	(24)%

The $9.5 million decrease in the Americas revenues for the six months ended March 31, 2021 as compared to the same prior year period is primarily due to decreased revenue by our TS U.S. division of $9.2 million and decreased revenue by our HPP segment of $0.3 million. The $1.0 million increase in Europe revenue for the six month period ended March 31, 2021 as compared to the prior year is primarily due to increased sales by our TS U.K. division of $0.8 million, increased sales by our TS U.S. division of $0.1 million, and increased sales in our HPP segment of $0.1 million. The $0.2 million increase in Asia revenue for the six month period March 31, 2021 as compared to the prior year is primarily due to increased sales by our HPP segment.

Gross Margins

Our gross margin ("GM") decreased by $0.8 million to $7.7 million for the six months ended March 31, 2021 as compared to a gross margin of approximately $8.5 million for the prior year. However, the GM as a percentage of revenue increased to 30% for the six months ended March 31, 2021 from 25% for the prior year.

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$6,321	27%	$7,180	23%	$(859)	4%
HPP	1,425	58%	1,334	53%	91	5%
Total	$7,746	30%	$8,514	25%	$(768)	5%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2021 and 2020 is as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,980	17%	$3,492	14%	$(512)	3%
Services	3,341	60%	3,688	59%	(347)	1%
Total	$6,321	27%	$7,180	23%	$(859)	4%

The overall TS segment GM as a percentage of sales increased to 27% for the six months ended March 31, 2021 from 23% for the same prior year period. The 3% increase in GM on product as a percentage of product sales is primarily due to significant pricing discounts given to the U.S. division from several manufacturers that were not given in the prior year. The 1% increase in GM on services as a percentage of services sales is due to increased volume of managed services and increased third party maintenance revenues primarily related to sales of security and cloud based software as well as maintenance (all recorded as net revenue).

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2021 and 2020 is as follows:

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$901	48%	$576	34%	$325	14%
Services	524	95%	758	92%	(234)	3%
Total	$1,425	58%	$1,334	53%	$91	5%

The overall HPP segment GM as a percentage of sales increased to 58% for the period from 53% in the prior year period. The 5% increase in total GM as a percentage of sales in the HPP segment is primarily attributed to product mix in both product and service revenue combined with a reduction in manufacturing overhead expenses.

Operating Expenses

Engineering and Development Expenses

Engineering and development expenses increased by $0.1 million to $1.5 million for the six months ended March 31, 2021 as compared to the prior year. The current period expenses were primarily for product engineering expenses incurred in connection with continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2021 and 2020:

	For the six months ended March 31,
		% of		% of	$ Decrease	% Decrease
	2021	Total	2020	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$4,786	69%	$5,438	71%	$(652)	(12)%
HPP segment	2,127	31%	2,233	29%	(106)	(5)%
Total	$6,913	100%	$7,671	100%	$(758)	(10)%

SG&A expenses decreased by approximately $0.8 million, or 10%, for the six months ended March 31, 2021 as compared to the prior year. The $0.7 million decrease in TS segment expenses is primarily attributed to decreased payroll, variable compensation expenses, and travel. The HPP segment $0.1 million decrease, or 5%, for the six months ended March 31, 2021 as compared to the prior year is primarily due to decreased stock compensation and travel expenses.

Other Income/Expenses

The following table details other income (expense) for the six months ended March 31, 2021 and 2020:

	For the six months ended
			$ Increase
	March 31, 2021	March 31, 2020	(Decrease)

	(Amounts in thousands)
Interest expense	$(113)	$(112)	$(1)
Interest income	231	336	(105)
Foreign exchange (loss) gain	(621)	144	(765)
Gain on debt forgiveness	2,196	—	2,196
Other income, net	102	4	98
Total other income (expense), net	$1,795	$372	$1,423

The $1.4 million increase to total other income (expense), net for the six months ended March 31, 2021 as compared to the prior year is primarily driven by a gain on debt forgiveness of $2.2 million, partially offset by an increase in foreign exchange loss of $0.8 million. The U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar and Euro weakened relative to the British Pound for the six months ended March 31, 2021, which caused the foreign exchange loss.

The decrease in interest income of $105 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 6) from the TS-US segment.

Income Taxes

The income tax expense of $833 thousand for the six months ended March 31, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The deferred tax asset change is a non-cash item. The income tax expense for the three months ended March 31, 2020 reflected the recording of a valuation allowance against deferred tax assets during the quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $1.1 million to $20.4 million as of March 31, 2021 from $19.3 million as of September 30, 2020.

Our significant sources of cash for six months ended March 31, 2021 included an increase in accounts payable and accrued expenses of $1.7 million, a decrease in inventories of $1.0 million, and an increase in deferred revenue of $0.5 million.

Our significant uses of cash for the six months ended March 31, 2021 are primarily related to the HPP division engineering and development costs of $1.5 million causing the operating loss.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.9 million as of March 31, 2021 consisted of 0.8 million Euros, 0.3 million British Pounds, and 8.4 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within the financial statements.

As of March 31, 2021 and September 30, 2020, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.8 million and $13.4 million were available as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021 and September 30, 2020 there were no cash withdrawals outstanding.

During the second quarter of fiscal year 2021 we entered into two multi-year agreements that involved us selling goods and services in which we were an agent and therefore recorded net revenue for the transactions. These agreements combined involved us receiving approximately $9.0 million over four years and us making payments of around $8.7 million over four years with similar dates to when we would be receiving payments.

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

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash received from the SBA loans, the cash generated from operations, and availability on our line of credit will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least 12 months from the date of this filing.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2021, there was a significant change in controls related to the material weakness discussed above. Controls around classifying whether the Company is considered the principal or the agent in transactions have been redesigned and implemented, which are intended to remediate the material weakness.

Prior to these changes, the Company’s primary procedure to find transactions that should be recorded “net” was reliance on a search of key words in the item description and stock-keeping unit. The primary control failure related to the key words identifying certain items where the Company was the principal, but the item was incorrectly recorded on a net basis. As a result, the primary identifier is not on the reliance of key words. Instead, the new enhanced procedures include review of every line item with additional levels of review from both sales and financial management

PART II.  OTHER INFORMATION

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

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020, (b) our Consolidated Statements of Income for the three and six months ended March 31, 2021 and 2020, (c) our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2021 and 2020, (d) our Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2021 and 2020, (e) our Consolidated Statements of Cash Flows for the three and six months ended March 31, 2021 and 2020 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 13, 2021	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 13, 2021	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer