Form 10-Q
period 2021-06-30
CSP INC /MA/
filed 2021-08-12
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2021

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

As of August 9, 2021, the registrant had 4,377,466 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,653	$19,264
Accounts receivable, net of allowances of $151 and $181	16,301	13,362
Investment in lease, net-current portion	67	336
Inventories	5,177	5,285
Refundable income taxes	1,145	807
Other current assets	3,420	2,535
Total current assets	45,763	41,589

Property, equipment and improvements, net	842	1,047
Operating lease right-of-use assets	1,523	2,014
Intangibles, net	21	28
Investment in lease, net-less current portion	31	81
Long-term receivable	8,117	3,642
Deferred income taxes	—	1,149
Cash surrender value of life insurance	4,161	3,948
Other assets	98	147
Total assets	$60,556	$53,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,255	$8,523
Line of credit	1,654	1,573
Notes payable - current portion	748	1,613
Deferred revenue	1,446	947
Pension and retirement plans	311	321
Total current liabilities	16,414	12,977
Pension and retirement plans	6,423	6,471
Notes payable - noncurrent portion	954	2,485
Operating lease liabilities - noncurrent portion	939	1,390
Income taxes payable	524	586
Other noncurrent liabilities	4,649	202
Total liabilities	29,903	24,111

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,377 and 4,276 shares, respectively	44	43
Additional paid-in capital	17,848	16,994
Retained earnings	24,373	24,492
Accumulated other comprehensive loss	(11,612)	(11,995)
Total shareholders’ equity	30,653	29,534
Total liabilities and shareholders’ equity	$60,556	$53,645

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Sales:
Product	$10,142	$10,399	$29,526	$37,104
Services	3,579	3,381	9,671	10,417
Total sales	13,721	13,780	39,197	47,521

Cost of sales:
Product	8,176	8,600	23,678	31,237
Services	1,316	956	3,544	3,546
Total cost of sales	9,492	9,556	27,222	34,783

Gross profit	4,229	4,224	11,975	12,738

Operating expenses:
Engineering and development	700	693	2,191	2,081
Selling, general and administrative	3,886	3,924	10,799	11,595
Total operating expenses	4,586	4,617	12,990	13,676
Operating loss	(357)	(393)	(1,015)	(938)

Other income (expense):
Foreign exchange (loss) gain	(110)	113	(731)	257
Interest expense	(131)	(56)	(244)	(168)
Interest income	175	133	406	469
Gain on forgiveness of debt	—	—	2,196	—
Other income (expense), net	35	3	137	7
Total other income (expense), net	(31)	193	1,764	565
(Loss) income before income taxes	(388)	(200)	749	(373)
Income tax expense	35	10	868	1,109
Net loss	$(423)	$(210)	$(119)	$(1,482)
Net loss attributable to common shareholders	$(423)	$(210)	$(119)	$(1,482)

Net loss per share – basic	$(0.10)	$(0.05)	$(0.03)	$(0.37)
Weighted average shares outstanding – basic	4,179	4,048	4,137	4,015
Net loss per share – diluted	$(0.10)	$(0.05)	$(0.03)	$(0.37)
Weighted average shares outstanding – diluted	4,179	4,048	4,137	4,015

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net loss	$(423)	$(210)	$(119)	$(1,482)
Foreign currency translation gain (loss) adjustments	32	(22)	383	2
Total comprehensive (loss) income	$(391)	$(232)	$264	$(1,480)

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2021 and 2020:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2020	4,254	$43	$16,300	$24,668	$(12,569)	$28,442
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(22)	(22)
Purchase of common stock	(1)	—	—	(3)	—	(3)
Stock-based compensation	—	—	262	—	—	262
Balance as of June 30, 2020	4,253	$43	$16,562	$24,455	$(12,591)	$28,469

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended June 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801
Net loss	—	—	—	(423)	—	(423)
Other comprehensive income	—	—	—	—	32	32
Stock-based compensation	—	—	243	—	—	243
Restricted stock cancellation	(17)	—	—	—	—	—
Balance as of June 30, 2021	4,377	$44	$17,848	$24,373	$(11,612)	$30,653

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2021 and 2020:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,482)	—	(1,482)
Other comprehensive income	—	—	—	—	2	2
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	717	—	—	717
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	9	—	110	—	—	110
Purchase of common stock	(7)	—	—	(46)	—	(46)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,263)	—	(1,263)
Balance as of June 30, 2020	4,253	$43	$16,562	$24,455	$(12,591)	$28,469

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the nine months ended June 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net loss	—	—	—	(119)	—	(119)
Other comprehensive income	—	—	—	—	383	383
Stock-based compensation	—	—	748	—	—	748
Restricted stock cancellation	(17)	—	—	—	—	—
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of June 30, 2021	4,377	$44	$17,848	$24,373	$(11,612)	$30,653

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the nine months ended
	June 30,	June 30,
	2021	2020
Operating activities
Net loss	$(119)	$(1,482)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	286	345
Amortization of intangibles	7	7
Loss on sale of fixed assets, net	1	9
Foreign exchange loss	731	(257)
Non-cash changes in accounts receivable	51	53
Non-cash changes in inventories	29	342
Non-cash lease expense	483	486
Stock-based compensation expense on stock options and restricted stock awards	748	717
Deferred income taxes	1,149	1,946
Increase in cash surrender value of life insurance	(143)	(21)
Non-cash other	82	—

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	(2,196)	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,974)	4,228
Decrease in inventories	82	1,064
Increase in refundable income taxes	(338)	(160)
Decrease (increase) in operating lease right-of-use assets	9	(2,666)
(Increase) decrease in other assets	(825)	1,360
Decrease in investment in lease	318	265
(Increase) decrease in long-term receivable	(4,475)	182
Increase (decrease) in accounts payable and accrued expenses	3,843	(6,911)
(Decrease) increase in operating lease liabilities	(352)	2,240
Increase in deferred revenue	499	525
(Decrease) Increase in pension and retirement plans liabilities	(402)	26
Decrease in income taxes payable	(62)	(694)
Increase (decrease) in other long-term liabilities	4,445	(379)
Net cash provided by operating activities	877	1,225

Investing activities
Life insurance premiums paid	(70)	(144)
Proceeds from sales of property, equipment, and improvements	1	—
Purchases of property, equipment and improvements	(84)	(285)
Net cash used in investing activities	(153)	(429)

Financing activities
Dividends paid	—	(1,263)
Net payments under line-of-credit agreement	82	(1,346)
Proceeds from debt	—	4,219
Repayments on debt	(248)	(623)
Principal payments on finance leases	(262)	(248)
Purchase of common stock	—	(46)
Proceeds from issuance of shares under equity compensation plans	106	112
Net cash (used in) provided by financing activities	(322)	805
Effects of exchange rate on cash	(13)	276
Net increase in cash and cash equivalents	389	1,877
Cash and cash equivalents beginning of period	19,264	18,099
Cash and cash equivalents end of period	$19,653	$19,976

Supplementary cash flow information:
Cash paid for income taxes	$114	$16
Cash paid for interest	$189	$189

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$2,196	$—
Obtaining a right-of-use asset in exchange for a lease liability	$—	$216

See accompanying notes to unaudited consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021

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

Revision of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended September 30, 2020, we identified an immaterial error in the first three quarters of fiscal year 2020 related to the recognition of certain revenue as “net,” when in fact the revenue should have been recorded on a “gross” basis. As a result of evaluating the error, we determined the impact was not material to our financial statements in any prior interim period. However, management has revised the first three quarters of fiscal year 2020. The revised numbers for the three and nine months ended June 30, 2020 are reflected in this Form 10-Q. The only financial statement affected was the Consolidated Statement of Operations. Specifically, financial statement line items Sales - Product, Sales - Services, Cost of sales – Product, and Cost of sales - Services. Net income (loss) and gross profit did not change. Notes affected include Note 4, “Revenue” and Note 15, “Segment Information.”

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

New accounting standards not adopted as of June 30, 2021

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

Other services generally include revenue generated through our royalty, extended warranty, multicomputer repair, and maintenance contracts. Royalty revenue is sales-based and recognized on date of subsequent sale of the product, which occurs on the date of customer shipment. Revenue from extended warranty contracts is recognized ratably over the warranty period. Multicomputer repair services revenue is recognized upon control transfer when the customer takes possession of the computer at time of shipping. Revenue generated from maintenance services is recognized evenly over the term of the contract.

The right of return risk lies with the original manufacturer of the product. Managed service contracts contain the right to refund if canceled within 30 days of inception. Any products with a standard warranty are treated as a warranty obligation under ASC 460, Guarantees.

The following policies are applicable to our major categories of segment revenue transactions:

TS Segment Revenue

TS Segment revenue is derived from the sale of hardware, software, professional services, third-party service contracts, maintenance contracts, managed services, and financing of hardware and software. Financing revenue pertaining to the portion of an arrangement containing a lease is recognized in accordance with ASC 842. Financing revenue related to the lease is recorded in revenue as equipment leasing is part of our operations.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$602	$130	$9,408	$9,538	$10,140
Service	356	83	3,140	3,223	3,579
Finance *	—	—	2	2	2
Total sales	$958	$213	$12,550	$12,763	$13,721

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$780	$75	$9,525	$9,600	$10,380
Service	803	132	2,446	2,578	3,381
Finance *	—	—	19	19	19
Total sales	$1,583	$207	$11,990	$12,197	$13,780

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$2,494	$1,774	$25,238	$27,012	$29,506
Service	908	260	8,503	8,763	9,671
Finance *	—	—	20	20	20
Total sales	$3,402	$2,034	$33,761	$35,795	$39,197

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$2,469	$812	$33,755	$34,567	$37,036
Service	1,630	342	8,445	8,787	10,417
Finance *	—	—	68	68	68
Total sales	$4,099	$1,154	$42,268	$43,422	$47,521

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

Significant Judgments

The input method using labor hours expended relative to the total expected hours is used to recognize revenue for professional services. Only the hours that depict our performance toward satisfying a performance obligation are used to measure progress. An estimate of hours for each professional service agreement is made at the beginning of each contract based on prior experience and monitored throughout the performance of the services. This method is most appropriate as it depicts the measure of progress towards satisfaction of the performance obligation.

A financing component exists when at contract inception the period between the transfer of a promised good and/or service to the customer differs from when the customer pays for the good and/or service. As a practical expedient, we have elected not to adjust the amount of consideration for effects of a significant financing component when it is anticipated the promised good or service will be transferred and the subsequent payment will be one year or less.

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

When product and non-managed services are sold together, the allocation of the transaction price to each performance obligation is calculated based on the estimated relative selling price or a budgeted cost-plus margin approach, as appropriate. Due to the complex nature of these contracts, there is significant judgment in allocating the transaction price. These estimates are periodically reviewed by project managers, engineers, and other staff involved to ensure estimates remain appropriate. For items sold separately, including hardware, software, professional services, maintenance contracts, other services, and third-party service contracts, there is no allocation as there is one performance obligation.

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing. We are a principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are a principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.7 million and $1.0 million as of June 30, 2021 and September 30, 2020, respectively. The current portion is recorded in other current assets on the consolidated balance sheets.  There were no noncurrent contract assets as of June 30, 2021 and September 30, 2020. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment. There was a large increase during the nine months ended June 30, 2021 due to a noncancelable contract for managed services in the TS segment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.4 million and $0.9 million as of June 30, 2021 and September 30, 2020, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.6 million and $0.2 million as of June 30, 2021 and September 30, 2020, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities on the consolidated balance sheets. Revenue recognized for the nine months ended that was included in contract liabilities as of September 30, 2020 was $0.5 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of June 30, 2021 and September 30, 2020. The portion of current capitalized costs were $204 thousand and $130 thousand as of June 30, 2021 and September 30, 2020, respectively. There are no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended June 30, 2021 and 2020 were $89 thousand and $84 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2021 and 2020 were $260 thousand and $162 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three and nine months ended June 30, 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of June 30, 2021 and $13 thousand as of September 30, 2020. The portion of noncurrent capitalized costs were $13 thousand and $22 thousand as of June 30, 2021 and September 30, 2020, respectively. The amount of fulfillment costs amortized for three and nine months ended June 30, 2021 were $3 thousand and $9 thousand, respectively. These costs amortized were recorded in cost of sales. The amount of fulfillment costs amortized for three and nine months ended June 30, 2020 were $3 thousand and $9 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 6 to the consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021 is set forth in the table below:

(Amounts in thousands)
Fiscal 2021 (remaining 3 months)	$463
Fiscal 2022	1,429
Fiscal 2023	668
Fiscal 2024	61
$2,621

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(Amounts in thousands except per share data)
Net loss	$(423)	$(210)	(119)	(1,482)
Less: net loss attributable to nonvested common stock	—	—	—	—
Net loss attributable to common shareholders	$(423)	$(210)	$(119)	$(1,482)

Weighted average total shares outstanding – basic	4,179	4,048	4,137	4,015
Less: weighted average non–vested shares outstanding	—	—	—	—
Weighted average number of common shares outstanding – basic	4,179	4,048	4,137	4,015
Potential common shares from non–vested stock awards and the assumed exercise of stock options	—	—	—	—
Weighted average common shares outstanding – diluted	4,179	4,048	4,137	4,015

Net loss per share – basic	$(0.10)	$(0.05)	$(0.03)	$(0.37)
Net loss per share – diluted	$(0.10)	$(0.05)	$(0.03)	$(0.37)

Non-vested restricted stock awards of 208,000 and 209,000 shares were excluded from the diluted loss per share calculation for the three and nine months ended June 30, 2021, respectively. Non-vested restricted stock awards of 205,000 and 200,000 shares were excluded from the diluted loss per share calculation for the three and nine months ended June 30, 2020, respectively. These awards were excluded because there was a net loss for these periods and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $4.6 million and $8.1 million as of June 30, 2021. These receivables are included in Accounts receivable and Long-term receivable in the amount of $2.3 million and $3.5 million as of September 30, 2020, respectively.

There were two new agreements effective in the second quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $9.0 million of payments to be received over the next 4 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.5 million during the second quarter of fiscal year 2021.

There were two new agreements effective in the third quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $5.2 million of payments to be received over the next 2 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.4 million during the third quarter of fiscal year 2021.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.8%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of June 30, 2021 or September 30, 2020. There was no activity in the allowance for credit losses of these receivables for the nine months ended June 30, 2021 and June 30, 2020, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2021 and 2020 was $169 thousand and $120 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2021 and 2020 was $387 thousand and $349 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2021 (3 months)	$1,280
2022	4,991
2023	4,115
2024	1,560
2025	1,560
Total payments	13,506
Less: unearned income	841
Total, net of unearned income	$12,665

7.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2021	2020

	(Amounts in thousands)
Raw materials	$761	$574
Work-in-process	395	213
Finished goods	4,021	4,498
Total	$5,177	$5,285

8.     Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2021 and 2020 are as follows:

		Three months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	June 30, 2021	June 30, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$2	$5
Operating Lease:
Operating lease cost	Selling, general, and administrative	170	186
Short-term lease cost	Selling, general, and administrative	23	3
Total lease costs		$195	$194
Less sublease interest income	Revenue	(2)	(19)
Total lease costs, net of sublease interest income		$193	$175

The components of lease costs for nine months ended June 30, 2021 and 2020 are as follows:

		Nine months ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	June 30, 2021	June 30, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$10	$24
Operating Lease:
Operating lease cost	Selling, general, and administrative	538	547
Short-term lease cost	Selling, general, and administrative	36	9
Total lease costs		$584	$580
Less sublease interest income	Revenue	(20)	(68)
Total lease costs, net of sublease interest income		$564	$512

Supplemental cash flow information related to leases for three months ended June 30, 2021 and 2020 is below:

	Three months ended
	June 30, 2021	June 30, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177	$182
Operating cash flows from short-term leases	23	10
Operating cash flows from finance leases	2	6
Financing cash flows from finance leases	89	91
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	212
Cash received from subleases	113	113

Supplemental cash flow information related to leases for nine months ended June 30, 2021 and 2020 is below:

	Nine months ended
	June 30, 2021	June 30, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$553	$561
Operating cash flows from short-term leases	36	29
Operating cash flows from finance leases	10	25
Financing cash flows from finance leases	262	248
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	216
Cash received from subleases	338	338

9. Accounts payable and other noncurrent liabilities

In February 2021, the Company’s US. division of the TS segment entered into an agreement with a vendor to pay approximately $1.5 million including interest for goods and services through fiscal year 2025 in 5 payments related to a multi-year agreement with a customer.

In February 2021, the Company’s US. division of the TS segment entered into another agreement with a vendor to pay approximately $7.2 million including interest for goods and services through fiscal year 2025 in 6 payments through fiscal year 2025 related to a multi-year agreement with a customer.

See Note 6, “Accounts and Long-Term Receivable” for further information related to the multi-year agreements above.

There was not an interest rate stated and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for both agreements was determined to be 5.0%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2021 was $92 thousand. Interest expense related to the notes for the nine months ended June 30, 2021 was $121 thousand. There was not interest expense in prior year due to these agreements being effective in the second quarter of fiscal year 2021.

The amounts owed for these agreements are in within accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendor that contain imputed interest:

June 30, 2021
(Amounts in thousands)
Current	$1,468
Less: discount	246
Accounts payable and accrued expenses	$1,222

Noncurrent	$4,403
Less: discount	353
Other noncurrent liabilities	$4,050

The Company had a total of approximately $6.8 million due to this vendor including the two aforementioned agreements and other payables as of June 30, 2021. This is approximately 40% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

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

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2020 the SBA Loans were formally forgiven. The $2.2 million gain is presented on the Consolidated Statement of Operations as Gain on forgiveness of debt.

Interest expense related to the notes for the three months ended June 30, 2021 and 2020 was $21 thousand and $36 thousand, respectively. Interest expense related to the notes for the nine months ended June 30, 2021 and 2020 was $67 thousand and $99 thousand, respectively. Below are details of the notes payable.

	June 30, 2021	September 30, 2020
	(Amounts in thousands)
Current	$808	$1,702
Less: notes discount	60	89
Notes payable - current portion	$748	$1,613

Noncurrent	$987	$2,559
Less: notes discount	33	74
Notes payable - noncurrent portion	$954	$2,485

As of June 30, 2021 and September 30, 2020, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2021 and September 30, 2020, Company borrowings, all from the TS segment, under the inventory line of credit were $1.7 million and $1.6 million, respectively, and the Company was in compliance with all financial covenants. As of June 30,

2021 and September 30, 2020 this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million and $1.0 million, respectively. As of June 30, 2021 and September 30, 2020 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended June 30,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$63	$3	$66	$64	$3	$67
Expected return on plan assets	(103)	—	(103)	(72)	—	(72)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	47	1	48	46	—	46
Net periodic benefit cost	$9	$4	$13	$40	$3	$43

Post Retirement:
Service cost	$—	$8	$8	$—	$10	$10
Interest cost	—	13	13	—	12	12
Amortization of net gain	—	(39)	(39)	—	4	4
Net periodic cost	$—	$(18)	$(18)	$—	$26	$26

	Nine Months Ended June 30,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$182	$8	$190	$196	$11	$207
Expected return on plan assets	(299)	—	(299)	(220)	—	(220)
Amortization of past service costs	6	—	6	6	—	6
Amortization of net gain (loss)	136	3	139	142	2	144
Net periodic benefit cost	$25	$11	$36	$124	$13	$137

Post Retirement:
Service cost	$—	$31	$31	$—	$29	$29
Interest cost	—	35	35	—	35	35
Amortization of net loss	—	(14)	(14)	—	16	16
Net periodic cost	$—	$52	$52	$—	$80	$80

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2021				September 30, 2020
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$178	$178	$—	$—	$471	$471	$—	$—
Pooled funds	11,891	11,891	—	—	9,269	9,269	—	—
Total plan assets	$12,069	$12,069	$—	$—	$9,740	$9,740	$—	$—

12.            Income Taxes

An income tax expense of $35 thousand was recorded for the three months ended June 30, 2021 compared to an income tax expense of $10 thousand in the same period of 2020. An income tax expense of $868 thousand was recorded for the nine months ended June 30, 2021 compared to income tax expense of $1,109 thousand in the same period of 2020. The income tax expense for the nine months ended June 30, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program. The income tax expense for the year to date ended June 30, 2020 reflected the recording of a valuation allowance against deferred tax assets during the third fiscal quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

The provisions above are estimates, and accordingly, changes to these estimates will be recorded in subsequent periods as more information and guidance becomes available.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2021	2020

	(Amounts in thousands)
Cumulative effect of foreign currency translation	$(4,313)	$(4,696)
Cumulative unrealized loss on pension liability	(7,299)	(7,299)
Accumulated other comprehensive loss	$(11,612)	$(11,995)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of June 30, 2021 or September 30, 2020.

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

	As of June 30, 2021		As of September 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,653	$19,653	$19,264	$19,264	1	Consolidated Balance Sheets
Accounts and long-term receivable*	12,665	12,665	5,839	5,839	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	5,272	5,272	—	—	3	Note 9
Line of Credit	1,654	1,654	1,573	1,573	2	Consolidated Balance Sheets & Note 10
Notes payable	1,702	1,702	4,098	4,098	3	Note 10

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts and long-term receivable with original maturity over one year

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Line of credit

The fair value of our line of credit is based on borrowing rates currently available to a market participant for loans with similar terms or maturity. The carrying amount of our outstanding revolving line of credit approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. No interest accrues under the inventory line of credit when advances are paid within terms.

Notes Payable

Fair value was estimated by discounting future cash flows based on the current rate the Company could get in another transaction with similar terms based on historical information.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of June 30, 2021 and September 30, 2020.

15.            Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2021 and 2020.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$602	$130	$9,410	$9,540	$10,142
Service	356	83	3,140	3,223	3,579
Total sales	$958	$213	$12,550	$12,763	$13,721
Income (loss) from operations	$(1,372)	$(95)	$1,110	$1,015	$(357)
Total assets	$8,501	$9,942	$42,113	$52,055	$60,556
Capital expenditures	11	—	30	30	41
Depreciation and amortization	41	—	50	50	91

2020
Sales:
Product	$780	$75	$9,544	$9,619	$10,399
Service	803	132	2,446	2,578	3,381
Total sales	$1,583	$207	$11,990	$12,197	$13,780
Income (loss) from operations	$(765)	$32	$340	$372	$(393)
Total assets	$9,046	$10,729	$34,486	$45,215	$54,261
Capital expenditures	—	—	45	45	45
Depreciation and amortization	50	—	63	63	113

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$2,494	$1,774	$25,258	$27,032	$29,526
Service	908	260	8,503	8,763	9,671
Total sales	$3,402	$2,034	$33,761	$35,795	$39,197
Income (loss) from operations	$(3,565)	$(130)	$2,680	$2,550	$(1,015)
Total assets	$8,501	$9,942	$42,113	$52,055	$60,556
Capital expenditures	18	—	66	66	84
Depreciation and amortization	134	—	159	159	293

2020
Sales:
Product	$2,469	$812	$33,823	$34,635	$37,104
Service	1,630	342	8,445	8,787	10,417
Total sales	$4,099	$1,154	$42,268	$43,422	$47,521
Income (loss) from operations	$(3,052)	$(15)	$2,129	$2,114	$(938)
Total assets	$9,046	$10,729	$34,486	$45,215	$54,261
Capital expenditures	63	—	222	222	285
Depreciation and amortization	165	3	184	187	352

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense (benefit). Non-operating expenses/income consists principally of investment income, interest income from transactions with payment terms exceeding one year (see Note 6, “Accounts and Long-Term Receivable” for details), and interest expense. All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2021 and 2020.

	For the three months ended June 30,				For the nine months ended June 30,
	2021		2020		2021		2020

	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$1.4	11%	$1.6	11%	$2.2	6%	$2.3	5%
Customer B	$0.5	4%	$1.9	14%	$2.3	6%	$4.2	9%

Customer B totaled approximately $12.4 million, or 51%, and approximately $4.7 million, or 28%, of total consolidated accounts receivable and long-term receivable as of June 30, 2021 and September 30, 2020, respectively. There were no other customers that were more than 10% of total consolidated accounts receivable and long-term receivable as of June 30, 2021. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of June 30, 2021.

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

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. To that end, and to insure we continue to operate safety and cautiously while also meeting our public health responsibilities, the Company has adopted flexible business practices including allowing most employees to work remotely in all locations. Our sales decreased significantly for the nine months ended June 30, 2021, which we believe is primarily due to the pandemic. This is largely the result of customers reducing their budgets. The pandemic has also had an adverse effect on our ability to transact one-on-one business.

We recognize the pandemic has created a dynamic and uncertain situation in the national economy, and we continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of the pandemic on our operations. Despite reduced infection rates and ever-increasing vaccination rates in the United States, many nations and certain pockets within the United States are still battling various strains/variants of the novel coronavirus, creating ongoing uncertainties as to when economies will return to business as usual and what that will look like, what regulatory measures or voluntary actions will be further implemented to limit the spread of COVID-19 and its variants and the duration of any such measures. The extent, severity and impact of any further spread of COVID-19 variants or resurgence of COVID-19 in a given geographic region after it has hit its “peak,” and the extent to which herd immunity will be achieved through the vaccination process is still uncertain.  In summary, the scope of this pandemic and its effects are unprecedented, and we cannot at this time make a reasonable estimate on the extent or duration of the impacts on our business.

Results of Operations

Overview of the three months ended June 30, 2021

Our sales decreased by approximately $0.1 million, or 1%, to $13.7 million for the three months ended June 30, 2021 as compared to $13.8 million for the three months ended June 30, 2020. The decrease in sales is the result of a decrease of $0.6 million in our HPP segment, partially offset by approximately a $0.5 million increase in our TS segment. Our gross margin percentage remained 31% of sales for the three months ended June 30, 2021 as compared to 31% for the three months ended June 30, 2020. For the three months ended June 30, 2021 there was an operating loss of $0.4 million compared to an operating loss of $0.4 million for the three months ended June 30, 2020, primarily as a result of decreased sales offset by a higher overall gross margin as a percentage of sales. Other income, (expense) net decreased $0.2 million for the three months ended June, 2021 to approximately no income as compared to income of $0.2 million for the three months ended June 30, 2020. This is primarily due to an increase in foreign exchange loss of $0.2 million for the three months ended June 30, 2021 from the prior year period. The income tax expense of $35 thousand for the three months ended June 30, 2021 is primarily driven by incremental state tax expense on an additional quarter of earnings using the discrete effective tax rate method, compared to the income tax expense of $10 thousand for the three months ended June 30, 2020.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2021 and 2020:

		%		%
	June 30, 2021	of sales	June 30, 2020	of sales

	(Dollar amounts in thousands)
Sales	$13,721	100%	$13,780	100%
Costs and expenses:
Cost of sales	9,492	68%	9,556	70%
Engineering and development	700	5%	693	5%
Selling, general and administrative	3,886	28%	3,924	28%
Total costs and expenses	14,078	103%	14,173	103%
Operating loss	(357)	(3)%	(393)	(3)%
Other income, (expense) net	(31)	—%	193	1%
Loss before income taxes	(388)	(3)%	(200)	(2)%
Income tax expense	35	—%	10	—%
Net loss	$(423)	(3)%	$(210)	(2)%

Sales

Our sales decreased by approximately $0.1 million to $13.7 million for the three months ended June 30, 2021 as compared to $13.8 million of sales for the prior year period. The decrease in sales is the result of a decrease of $0.6 million in our HPP segment, partially offset by approximately a $0.5 million increase in our TS segment.

TS segment sales change was as follows for the three months ended June 30, 2021 and June 30, 2020:

			Increase (decrease)
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$9,540	$9,619	$(79)	(1)%
Services	3,223	2,578	645	25%
Total	$12,763	$12,197	$566	5%

The decrease in TS segment product sales of $0.1 million during the period is primarily attributable to the U.S. division and the result of decreased sales to several major customers during the period as companies continue the trend of budget freezes or reductions attributable to the pandemic, partially offset with increased sales to new customers. Service sales for the three months ended June 30, 2021 increased $0.6 million from the prior year period. The changes in service sales include increased third party maintenance sales of $0.3 million primarily related to sales of security and cloud based software as well as maintenance (all recorded as net sales), increased internal and third party service sales of $0.2 million, and increased managed services sales of $0.1 million.

HPP segment sales change was as follows for the three months ended June 30, 2021 and 2020:

			Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$602	$780	$(178)	(23)%
Services	356	803	(447)	(56)%
Total	$958	$1,583	$(625)	(39)%

The HPP product sales decreased by $0.2 million for the three months ended June 30, 2021 as compared to the prior year period, primarily as a result of a $0.2 million decrease in Myricom product sales. The HPP services sales decreased $0.4 million for the three months ended June 30, 2021 from the prior year period primarily due to decreased royalties on high-speed processing boards related to the E2D program.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2021 and June 30, 2020:

					Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$12,764	93%	$13,320	96%	$(556)	(4)%
Europe	747	5%	382	3%	365	96%
Asia	210	2%	78	1%	132	169%
Totals	$13,721	100%	$13,780	100%	$(59)	—%

The $0.6 million decrease in sales to the Americas is primarily the result of a decrease in the HPP segment of $0.7 million, partially offset with increased sales by our TS segment of $0.1 million. The $0.4 million increase in sales to Europe is primarily the result of increased sales by our TS Segment of $0.3 million combined with a $0.1 million increase from the HPP segment. The sales to Asia increased $0.1 million is primarily the result of an increase from the TS U.S. division.

Gross Margins

Our gross margin ("GM") remained relatively flat at $4.2 million for the three months ended June 30, 2021 as compared to the prior year period. The GM as a percentage of sales remained relatively flat at 31% for the three months ended June 30, 2021 as compared to 31% in the prior year period. The GM as a percentage of sales increased in the TS segment, but was offset by a decrease in the HPP segment.

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,664	29%	$3,173	26%	$491	3%
HPP	565	59%	1,051	66%	(486)	(7)%
Total	$4,229	31%	$4,224	31%	$5	—%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,748	18%	$1,534	16%	$214	2%
Services	1,916	59%	1,639	64%	277	(5)%
Total	$3,664	29%	$3,173	26%	$491	3%

The overall TS segment GM as a percentage of sales increased to 29% for the three month period ended June 30, 2021 compared to 26% for the prior year period. Product GM as a percentage of product sales increased to 18% for the three months ended June 30, 2021 from 16% for the prior year period. This is primarily due to significant pricing discounts given to the U.S. division from several manufacturers that were not given in the prior year period. Service GM as a percentage of service sales decreased to 59% for the three months ended June 30, 2021 from 64% for the prior year period due to both the U.S. and U.K. divisions. The U.S. division had decreased service GM as a percentage of service sales due to additional employees hired to the managed services practice as it continues to grow causing cost of sales to increase because there was not a direct proportion of sales increase. The U.K. division had decreased service sales from the prior year period while service cost of sales remained the same due to fixed costs causing a decrease in service GM as a percentage of service sales.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$219	36%	$265	34%	$(46)	2%
Services	346	97%	786	98%	(440)	(1)%
Total	$565	59%	$1,051	66%	$(486)	(7)%

The overall HPP segment GM as a percentage of sales decreased to 59% for the three months ended June 30, 2021 from 66% for the three months ended June 30, 2020. This 7% decrease is attributed to a relatively larger decrease in services sales compared to a decrease in product sales, which causes overall GM as a percentage of sales to decrease because the services sales is nearly all margin. The increase in product GM was due to a reduction in manufacturing overhead.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained relatively flat for the three months ended June 30, 2021 at $0.7 million when compared to the prior year period. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30,				$	%
		% of		% of	Increase	Increase
	2021	Total	2020	Total	(decrease)	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,649	68%	$2,801	71%	$(152)	(5)%
HPP segment	1,237	32%	1,123	29%	114	10%
Total	$3,886	100%	$3,924	100%	$(38)	(1)%

SG&A expenses overall of $3.9 million remained relatively flat for the three months ended June 30, 2021 as compared to the prior year period. The approximately $0.2 million decrease in TS segment SG&A expenses compared to the same prior year period is primarily the result of a decrease of payroll. The HPP segment SG&A expenses increased approximately $0.1 million for the three months ended June 30, 2021 as compared to the prior year period due to increased variable compensation expense.

Other Income/Expenses

The following table details other income (expense) for the three months ended June 30, 2021 and 2020:

	For the three months ended
			Increase
	June 30, 2021	June 30, 2020	(Decrease)

	(Amounts in thousands)
Interest expense	$(131)	$(56)	$(75)
Interest income	175	133	42
Foreign exchange (loss) gain	(110)	113	(223)
Other income (expense), net	35	3	32
Total other income (expense), net	$(31)	$193	$(224)

The $224 thousand decrease in total other income (expense), net for the three months ended June 30, 2021 as compared to the prior year period is primarily driven by an increase in foreign exchange loss of $223 thousand. The TS U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar and Euro weakened relative to the British Pound for the three months ended June 30, 2021, which caused the foreign exchange loss.

The interest income increase of $42 thousand for the three months ended June 30, 2021 as compared to the prior year period is primarily related to agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) from the TS-US segment. There were two new agreements that were entered into during the three months ended June 30, 2021.

The interest expense increase of $75 thousand for the three months ended June 30, 2021 as compared to the prior year period is related to two new multi-year agreements with vendors effective in February 2021 in the TS U.S. division. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

The income tax expense of $35 thousand for the three months ended June 30, 2021 is primarily driven by incremental state tax expense on an additional quarter of earnings using the discrete effective tax rate method, compared to the income tax expense of $10 thousand for the three months ended June 30, 2020. We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended June 30, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Overview of the nine months ended June 30, 2021

Our sales decreased by approximately $8.3 million, or 17%, to $39.2 million for the nine months ended June 30, 2021 as compared to $47.5 million for the prior year period. The decrease in overall sales for the nine months ended June 30, 2021 as compared to the prior year period is the result of a $7.6 million decrease in our TS segment sales and a $0.7 million decrease in our HPP segment sales. The TS segment decrease is primarily due to decreased sales to several major customers in the U.S. division. Our overall gross margin percentage increased to 31% of sales for nine months ended June 30, 2021 from 27% of sales for the nine months ended June 30, 2020. Our operating loss increased by approximately $0.1 million resulting in an operating loss of $1.0 million for the nine months ended June 30, 2021 as compared to operating loss of $0.9 million for the prior year period, primarily as a result of decreased product sales, which were partially offset by overall increased gross margin as a percentage of sales. Other income, (expense) net increased by $1.2 million primarily due the $2.2 million gain on forgiveness of the Payroll Protection Program loans, partially offset by an increase in foreign exchange loss of $1.0 million. The income tax expense of $868 thousand for the nine months ended June 30, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses through the Paycheck Protection Program. The deferred tax asset change is a non-cash item. The income tax expense for the nine months ended June 30, 2020 reflected the recording of a valuation allowance during the quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2021 and 2020:

		%		%
	June 30, 2021	of sales	June 30, 2020	of sales

	(Dollar amounts in thousands)
Sales	$39,197	100%	$47,521	100%
Costs and expenses:
Cost of sales	27,222	69%	34,783	74%
Engineering and development	2,191	6%	2,081	4%
Selling, general and administrative	10,799	28%	11,595	24%
Total costs and expenses	40,212	103%	48,459	102%
Operating loss	(1,015)	(3)%	(938)	(2)%
Other income, (expense) net	1,764	5%	565	1%
Income (loss) before income taxes	749	2%	(373)	(1)%
Income tax expense	868	2%	1,109	2%
Net loss	$(119)	—%	$(1,482)	(3)%

Sales

Our total sales decreased by approximately $8.3 million to $39.2 million for the nine months ended June 30, 2021 as compared to $47.5 million of sales for the prior year period.

TS segment sales change was as follows for the nine months ended June 30, 2021 and 2020:

			Increase (decrease)
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$27,032	$34,635	$(7,603)	(22)%
Services	8,763	8,787	(24)	—%
Total	$35,795	$43,422	$(7,627)	(18)%

The decrease in TS segment product sales of $7.6 million for the nine months ended June 30, 2021 as compared to the prior year period is the result of a decrease of $8.6 million in our U.S. division, partially offset by a $1.0 million increase in our U.K. division. The $8.6 million decrease in the U.S. division product sales is the result of decreased sales to several major customers. The $1.0 million increase in the U.K. division product sales is due to increased sales to one customer that did not occur in the prior year period. TS segment service sales remained relatively flat at $8.7 million when compared to the prior year period. The U.S. division had increased service sales of $0.1 million and the U.K. division had a decrease of $0.1 million. The change in service sales of the U.S. division is primarily the result of an increase of $1.0 million in third party maintenance sales primarily related to sales of security and cloud based software as well as maintenance (all recorded as net sales) and a $0.5 million increase in managed service contract sales, partially offset by a decrease of $1.4 million in third party decrease in internal and third party service sales.

HPP segment sales change was as follows for the nine months ended June 30, 2021 and 2020:

			Increase (decrease)
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$2,494	$2,469	$25	1%
Services	908	1,630	(722)	(44)%
Total	$3,402	$4,099	$(697)	(17)%

The HPP product sales remained relatively flat for the nine months ended June 30, 2021 as compared to the prior year period, which is primarily due to increased Multicomputer sales of approximately $0.4 million, offset by a decrease of $0.4 million from Myricom product sales. The decrease in HPP services sales of approximately $0.7 million is primarily the result of a $0.4 million decrease in royalty sales on high-speed processing boards related to the E2D program combined with decreased repair sales of $0.3 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2021 and 2020:

					Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$35,547	91%	$45,588	95%	$(10,041)	(22)%
Europe	3,067	8%	1,664	4%	1,403	84%
Asia	583	1%	269	1%	314	117%
Totals	$39,197	100%	$47,521	100%	$(8,324)	(18)%

The $10.0 million decrease in the Americas sales for the nine months ended June 30, 2021 as compared to the same prior year period is primarily due to decreased sales by our TS U.S. division of $8.9 million and decreased sales by our HPP segment of $1.1 million. The $1.4 million increase in Europe sales for the nine month period ended June 30, 2021 as compared to the prior year period is primarily due to increased sales by our TS U.K. division of $0.9 million, increased sales by our TS U.S. division of $0.2 million, and increased sales in our HPP segment of $0.2 million. The $0.3 million increase in Asia sales for the nine month period ended June 30, 2021 as compared to the prior year period is primarily due to increased sales by our HPP segment of $0.2 million and increased sales by our TS U.S. division of $0.1 million.

Gross Margins

Our gross margin ("GM") decreased by approximately $0.7 million to $12.0 million for the nine months ended June 30, 2021 as compared to a gross margin of $12.7 million for the prior year period. However, the GM as a percentage of sales increased to 31% for the nine months ended June 30, 2021 from 27% for the prior year period.

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$9,985	28%	$10,353	24%	$(368)	4%
HPP	1,990	58%	2,385	58%	(395)	—%
Total	$11,975	31%	$12,738	27%	$(763)	4%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2021 and 2020 is as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$4,728	17%	$5,026	15%	$(298)	2%
Services	5,257	60%	5,327	61%	(70)	(1)%
Total	$9,985	28%	$10,353	24%	$(368)	4%

The overall TS segment GM as a percentage of sales increased to 28% for the nine months ended June 30, 2021 from 24% for the same prior year period. The 2% increase in GM on product as a percentage of product sales is primarily due to significant pricing discounts given to the U.S. division from several manufacturers that were not given in the prior year period. GM on services as a percentage of services sales had a slight decrease of 1% compared to the prior year period as there were additional employees hired to the managed services practice as it continues to grow.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2021 and 2020 is as follows:

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,120	45%	$841	34%	$279	11%
Services	870	96%	1,544	95%	(674)	1%
Total	$1,990	58%	$2,385	58%	$(395)	—%

The overall HPP segment GM as a percentage of sales remained relatively flat at 58% compared to the prior year period. Product GM as a percentage of product sales increased by 11% from the prior year period due to the increased Multicomputer product sales, which are higher margin than the Myricom sales. Myricom sales also decreased compared to the prior year period contributing to the increased product GM as a percentage of product sales.

Operating Expenses

Engineering and Development Expenses

Engineering and development expenses increased by $0.1 million to $2.2 million for the nine months ended June 30, 2021 as compared to the prior year period. The current period expenses were primarily for product engineering expenses incurred in connection with continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2021 and 2020:

	For the nine months ended June 30,				$	%
		% of		% of	Increase	Increase
	2021	Total	2020	Total	(decrease)	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$7,435	69%	$8,239	71%	$(804)	(10)%
HPP segment	3,364	31%	3,356	29%	8	—%
Total	$10,799	100%	$11,595	100%	$(796)	(7)%

SG&A expenses decreased by approximately $0.8 million, or 7%, for the nine months ended June 30, 2021 as compared to the prior year period. The $0.8 million decrease in TS segment expenses is primarily attributed to decreased payroll, variable compensation expenses, and travel expenses. The HPP segment remained relatively flat for the nine months ended June 30, 2021 as compared to the prior year period with slightly increased consulting expenses offset by decreased salary expenses.

Other Income/Expenses

The following table details other income (expense) for the nine months ended June 30, 2021 and 2020:

	For the nine months ended
			$ Increase
	June 30, 2021	June 30, 2020	(Decrease)

	(Amounts in thousands)
Interest expense	$(244)	$(168)	$(76)
Interest income	406	469	(63)
Foreign exchange (loss) gain	(731)	257	(988)
Gain on debt forgiveness	2,196	—	2,196
Other income, net	137	7	130
Total other income (expense), net	$1,764	$565	$1,199

The $1.2 million increase to total other income (expense), net for the nine months ended June 30, 2021 as compared to the prior year period is primarily driven by a gain on debt forgiveness of $2.2 million, partially offset by an increase in foreign exchange loss of $1.0 million. The U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar and Euro weakened relative to the British Pound for the nine months ended June 30, 2021, which caused the foreign exchange loss.

The decrease in interest income of $63 thousand is primarily related to agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) from the TS-US segment as interest income recognized in each agreement decreases as principal payments are made.

The interest expense increase of $76 thousand for the nine months ended June 30, 2021 as compared to the prior year period is related to two new multi-year agreements with vendors effective in February 2021 in the TS U.S. division. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q.

Income Taxes

The income tax expense of $868 thousand for the nine months ended June 30, 2021 is primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses through the Paycheck Protection Program. The deferred tax asset change is a non-cash item. The income tax expense for the nine months ended June 30, 2020 reflected the recording of a valuation allowance during the quarter, offset by the anticipated tax benefit from the carryback of net operating losses.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended June 30, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $0.4 million to $19.7 million as of June 30, 2021 from $19.3 million as of September 30, 2020.

Our significant source of cash for the nine months ended June 30, 2021 included an increase in accounts payable and accrued expenses of $3.8 million and other long-term liabilities of $4.4 million.

Our significant uses of cash for the nine months ended June 30, 2021 are primarily related to the increase of accounts receivable and long-term receivable of $7.4 million and a decrease in operating lease liabilities of $0.4 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.9 million as of June 30, 2021, which consisted of 0.5 million Euros, 0.3 million British Pounds, and 8.5 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements.

As of June 30, 2021 and September 30, 2020, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.3 million and $13.4 million were available as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021 and September 30, 2020 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit”.

During the second quarter of fiscal year 2021 we entered into two multi-year agreements that involved us selling goods and services in which we were an agent and therefore recorded net sales for the transactions. These agreements combined involved us receiving approximately $9.0 million over four years and us making payments of around $8.7 million over four years with similar dates to when we would be receiving payments.

During the third quarter of fiscal year 2021 we entered into two multi-year agreements that involved us selling goods and services in which we were an agent and therefore recorded net sales for the transactions. These agreements combined involved us receiving approximately $5.1 million over two years.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weakness described in this Item 4 has been remediated by the changes we made in response to that material weakness.

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2021, there was a significant change in controls related to the material weakness discussed above. Controls around classifying whether the Company is considered the principal or the agent in transactions have been redesigned and implemented, which are intended to remediate the material weakness.

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

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020, (b) our Consolidated Statements of Income for the three and nine months ended June 30, 2021 and 2020, (c) our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2021 and 2020, (d) our Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2021 and 2020, (e) our Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020 and (f) the Notes to such Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 12, 2021	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 12, 2021	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer