Form 10-K
period 2021-09-30
CSP INC /MA/
filed 2021-12-08
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021.

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller Reporting Company ☒
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,233,374, based on the closing sale price of $8.70 as reported on the Nasdaq Global Market on March 31, 2021.

As of December 8, 2021, we had outstanding 4,394,460 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2021.

Note: Items 1B and 7A are not required for Smaller Reporting Companies and therefore are not furnished.

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
•

The TS segment generates product revenues by reselling third-party computer hardware and software as a value added reseller ("VAR"). The TS segment generates service revenues by the delivery of professional services for complex IT solutions, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services ("MSP") that primarily serve the small and mid-sized business market ("SMB").

•

Third party products and professional services are marketed and sold through the Company’s direct sales force into a variety of vertical markets, including; automotive; defense; health care; education; federal, state and local government; and maritime.

●	CSPi sold all stock of Modcomp GmbH to Reply AG on July 31, 2018 for $14.4 million cash and a gain of $18.1 million. This sale was recorded in fiscal year 2018. An additional €400 thousand was included in escrow as part of the Share Purchase and Assignment Agreement to potentially be received later as a purchase price adjustment in fiscal year 2021. This amount was received in July 2021 and recorded as a gain from discontinued operations in the Consolidated Statements of Operations. No income taxes were provided as the transaction was a tax-free exchange in the U.K. There are no other amounts that will be received as part of the agreement.

HPP Segment

●	The HPP segment revenue comes from three distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters for commercial, government and OEM customers; and (iii) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio starting with an underlying platform, and hosted applications that reside on top, as well as supporting hardware then deployed in turn-key security deployments. All are developed to secure an organization’s network, enterprise-wide, to better protect critical devices, applications and high-value data, such as personally identifiable information ("PII"), from breaches. Revenue is derived from: (i) license sales of our software platform components, (ii) supporting hardware and (iii) any required support packages. The software licenses, as well as the support packages, are renewable on a recurring basis. The ARIA SDS platform and applications can also be deployed on our Myricom SmartNIC adapters which can be directly inserted into our customers servers or integrated as part of our turn-key appliances. Either of these approaches can be deployed into a customer’s data center environments or on-premise servers to provide network security services.

●	The ARIA portfolio is of value to regulated industries, such as financial services or healthcare, due to the rise of data-privacy regulations enforced at the federal, U.S. state, and international level, as well as industry entities. Due to the COVID-19 pandemic and the dramatic increase in remote workforce, we believe ARIA SDS will provide additional protection against exploits entering in from home-based computers and networks. In addition, due to the complexities and high-costs associated with enterprise-wide security, particularly in the creation and operation of Security Operation Centers (“SOCs”), we believe that ARIA will be attractive to organizations that desire SOC level protections without incurring the procurement of disparate tools and the need to hire and retain highly-trained security analysts. We also believe the unique, patent-pending approach will be attractive to Managed Security Service Providers (“MSSPs”) and OEMs that pursue differentiated security services for their customers. While our initial offerings of the ARIA SDS portfolio are available now, we expect the number of offerings will continue to expand over time.

●	There was limited revenue for ARIA SDS in fiscal 2021. This was primarily due to COVID-19 limiting our ability to access prospect’s data centers for trials and deployments; however, our customer pipeline recovered in the second half of FY 2021. As such, we saw an increase in recorded revenue from ARIA SDS during the second half of FY 2021.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security. Our primary customers for packet capture include government agencies that need to capture, inject, and analyze network traffic at line rate, and OEMs selling into vendors of computer security appliances. Financial institutions, such as banks, and brokerage firms use Myricom adapters to decrease transaction times. Our machine vision customers, primarily in the manufacturing industry, use our adapters and software for high fidelity video capture and processing. Organizations across all verticals can benefit from the network monitoring software that allows threats to be found within network data at wire rate on our SmartNICs.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs and supported for several years. Revenue flows come from servicing previously deployed products for a modest number of existing high-value defense customers. Therefore, the revenue from these products, as a percentage of overall Company revenue, is expected to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2021 and 2020. Additional segment and geographical information are set forth in Note 18 Segment Information to the consolidated financial statements.

Segment	2021	%	2020	%

	(Dollar amounts in thousands)
TS	$44,585	91%	$55,917	90%
HPP	4,623	9%	5,876	10%
Total Sales	$49,208	100%	$61,793	100%

TS Segment

Products and Services

Integration Solutions

The TS segment, is a value-added reseller ("VAR") of third-party hardware and software technology solutions along with our, advanced technology consulting, professional IT, managed IT and Cloud services. Our value proposition is our ability to support the complete IT life cycle of planning, designing, implementing and optimizing a comprehensive solution into our customer’s IT environments, to help achieve their expected business outcomes.

Third-Party Hardware and Software

We sell third-party hardware, software, and information technology products, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, networking and mobility products, unified communications, and advanced IT security hardware and software solutions. Our key offerings include products from Hewlett Packard (HPE)/Aruba, Cisco Systems, Palo Alto Networks, Nutanix, DellEMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Barracuda. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our diverse customers’ technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications, mobility and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with unique and/or complex IT environments. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We offer our customers a single point of contact for complicated multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. We target SMB and LEB customers across all industries. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing.

Professional Services

We provide professional IT consulting services in the following areas:

●	Assessments, planning, designing, implementation, migration, optimization services and project management.
●	Hyper-Converged Infrastructure ("HCI"). We assist our clients with designing and implementing HCI solutions from multiple vendors including DellEMC, Nutanix, HPE and Cisco. HCI is a software-centric architecture that tightly integrates compute, storage and virtualization resources in a single system. The benefits of an HCI solution are improved performance, scalability and flexibility all in a reduced footprint.
●	Virtualization. We help our customers implement virtualization solutions using products from companies such as VMWare, Nutanix and Citrix that allow one computer to do the job of multiple computers by sharing resources of a single computer across multiple environments. Virtualization eliminates physical and geographical limitations and enables users to host multiple operating systems and applications on fewer servers. Benefits include energy cost savings, lower capital expenditure requirements, high availability of resources, better desktop management, increased security and improved disaster recovery.
●	Enterprise security intrusion prevention, network access control and unified threat management. Using third-party products from companies like Palo Alto, Aruba Networks, Juniper Networks, Fortinet, Barracuda and Cisco Systems, our services are designed to ensure data security and integrity through the establishment of virtual private networks, firewalls and other technologies.
●	IT security compliance services. We provide services for IT security compliance with personal privacy laws such as the Payment Card Industry Data Security Standard ("PCI DSS"), the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and internal control regulations under the Sarbanes-Oxley Act ("SOX").
●	Unified communications, using Cisco Systems and Microsoft solutions. We are Cisco Premier Partner approved for its Cloud and Managed Services Program for Managed Business Communications and a Microsoft Gold Partner with specialties in Cloud, and Collaboration solutions.
●	Wireless, routing, and switching solutions using Juniper Networks and Aruba Networks products and services.

●	Custom software applications and solutions development and support. We develop custom applications to customer specifications using industry standard platforms such as Microsoft.Net, SharePoint and OnBase. We are a Microsoft Gold Partner.
●	Managed IT services that include monitoring, reporting and management of alerts for the resolution and preventive general IT and IT security support tasks.
●	Optimization, maintenance and technical support for third-party products including hardware and software, operating system and user support.

Managed IT and Cloud Services

As consumption models continue to evolve in our industry, we have developed a robust managed and cloud services portfolio to provide alternative solutions to traditional capital expenditure investments in IT solutions and IT operations for our clients. Our value is to provide an elastic offering that will allow the client to scale and consume these offerings with monthly billing options that help control costs and provide economies of scale.

We provide managed and cloud services in the following areas:

●	Proactive monitoring and remote management of IT Infrastructure that includes network (both wired and wireless), data center (which includes compute, storage and virtualization), desktops, unified communications platforms and security.
●	Managed and Hosted Unified Communication as a Service via a Cisco Communication and Collaboration solution under an annuity program.
●	Managed Security (firewall, endpoint protection, malware, anti-virus Managed Detection & Response).
●	Managed BackUp and Replication.
●	Cloud services that include Microsoft 365, Azure, Azure Virtual Desktop, Greencloud, Amazon Web Services and Google Cloud Platform.

Markets and Marketing

We are an IT systems integrator and computer hardware and software VAR. We also provide technical services to achieve a value-add to our customers. We operate within the VAR sales channels of major computer hardware and software OEMs, primarily within the geographic areas of our sales offices and across the U.S. We provide innovative IT solutions, including a myriad of infrastructure products with customized professional IT consulting services and managed services to meet the unique requirements of our customers. We market the products and services we sell through sales offices in the U.S. and the U.K. using our direct sales force.

Competition

Our primary competition in the TS segment are other VARs ranging from small companies that number in the thousands, to large enterprises such as CDW, PC Connection, Insight, Presidio, Dimension Data, and Computacenter Limited. In addition, we compete directly with many of the companies that manufacture the third-party products we sell, including Cisco Systems, IBM, HPE, EMC (now part of Dell) and others. In the network management, security and storage systems integration services business, our competitors are extensive and vary to a certain degree in each of the geographical markets, but they also include such national competitors as HP/EDS, IBM and Cap Gemini.

Nearly all of our product offerings are available through other channels. Favorable competitive factors for the TS segment include procurement capability, product diversity which enables the delivery of complete and custom solutions to our customers and the strength of our key business relationships with the major IT OEMs. We also consider our ability to meet the unique and/or specialized needs of the SMB and LEB markets and our strong knowledge of the IT products that we sell to be a key competitive advantage. Our ability to provide managed services through our network operations center and the professional IT services required to design and implement custom IT solutions to address our customers' IT needs are distinct competitive advantages. Unfavorable competitive factors include low name recognition, limited geographic coverage and pricing.

Sources and Availability of Product

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when the TS segment orders product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with, and supply shortages are pervasive with many of them.

Backlog

The gross backlog of customer orders and contracts for the TS segment was approximately $8.7 million at September 30, 2021, as compared to $4.3 million at September 30, 2020. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2022.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security and protection of critical assets, applications and devices by improving their ability to find, stop, and prevent cyberattacks.

Markets and Marketing

Cyber Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cybersecurity solutions to find and stop attacks, while also reducing their operating costs. At the present time, our ARIA SDS solutions are primarily offered through our direct sales channel, however, we have begun to add channel partners such as independent resellers and MSSPs. These value added resellers will find the ARIA offerings an appealing way to expand their portfolio of security products and services while replacing less-effective tools and processes in their customer environments.

OEM vendors in the cybersecurity market can benefit from integrating the ARIA applications and leveraging them as internal solutions to allow their applications to scale, add critical functionality. OEMs are interested in the Myricom Adapters including our SIA SmartNIC running our ARIA SDS applications.

As mentioned, MSSPs require simple, yet differentiated, solutions that can be deployed across their customer bases. The detection, and automation capabilities found in ARIA SDS are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

Aerospace & Defense Market

Our focus for fiscal 2022 and beyond is to continue our support of system deployments to be made by government entities.

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

Packet Capture Market

Myricom Sniffer10G software, running on Myricom ARC adapters, provides enterprise and government customers and partners the ability to capture, inject, and analyze network traffic at line rate, with low CPU overhead.

Machine Vision Market

Myricom ARC network adapters are used by OEMs for machine vision camera systems network applications, These OEM customers require the high-performance, low latency 10G attributions our solutions support.

Competition

CSPi’s competition in the cybersecurity space comes primarily from the large, traditional security vendors like Splunk, IBM, and McAfee. We also face competition from traditional network security solutions vendors such as Palo Alto and Cisco.

Manufacturing, Assembly and Testing

Currently, products are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third-party vendors.

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

Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, NVIDIA and BCRM for a variety of processors for certain products. While we face the same supply chain risks as the rest of our competitors, we continue to work closely with our long term suppliers to meet our projected sales obligations.

COVID-19 has adversely affected manufacturers, which has led to production disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem.

Research and Development

For the year ended September 30, 2021, our expenses for R&D were approximately $2.9 million compared to approximately $2.8 million for the year ended September 30, 2020. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2021 and 2020 involved development of the ARIA SDS product set, and enhancements to our Myricom products. We expect to continue to make investments related to the development of new hardware adapter products and new cybersecurity software applications.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have pending patents for the ARIA SDS software and will be pursuing additional patent rights over time.

Backlog

The gross backlog of customer orders and contracts in the HPP segment was $4.3 million at September 30, 2021 as compared to $0.6 million at September 30, 2020. Our backlog can fluctuate greatly. We can experience possible large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected the customer orders in backlog will ship and/or be provided through fiscal year 2023.

Significant Customers

See Note 18 Segment Information in the notes to the consolidated financial statements for detailed information regarding customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2021 and 2020.

Employees

As of September 30, 2021, we had approximately 112 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 18 Segment Information of the notes to the consolidated financial statements.

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

Economic, Industry, and Operational Risks

We depend on a small number of customers for a significant portion of our revenue and loss of any customer could significantly affect our business.

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2021, no one customer accounted for 10% or more of our total revenues for the fiscal year. For the fiscal year ended September 30, 2020, one customer accounted for 10% or more of our total revenues for the fiscal year. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like Mellanox Technologies for our high-speed interconnect components. Generally, suppliers may terminate our purchase orders without cause upon 30 days’ notice and may cease offering products to us upon 180 days’ notice. Although we do not consider the risk of interruption of supply to be a significant risk in the near term, if in the future, our key vendors, such as Mellanox Technologies were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, were to experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any shortage or interruption in the supply of any of the components used in our products, or the inability to procure these components from alternate sources on acceptable terms, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that severe shortages of components will not occur in the future. Such shortages could increase the cost or delay the shipment of our products, which could have a material adverse effect on our business, financial condition and results of operations. Significant increases in the prices of these components would also materially adversely affect our financial performance since we may not be able to adjust product pricing to reflect the increase in component costs. We could incur set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, pandemics, government shutdowns or other factors and, under certain circumstances, these costs and delays could have a material adverse effect on our business, financial condition and results of operations.

Our international operation is subject to a number of risks.

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 8% and 5% of our total revenue for the fiscal years ended September 30, 2021 and 2020, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Government Contracting Risks

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 4% of our total revenue in fiscal year 2021 and 6% of our total revenue in fiscal year 2020 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD, if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Intellectual Property and Systems Risks

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

Legal and Regulatory Risks.

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

Risks Related to Ownership of Our Common Stock

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

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2021. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Owned
		or	Approximate
Location	Principal Use	Leased	Floor Area
TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL 33442	Administration

Modcomp, Ltd.	Sales, Marketing and	Leased	484 S.F.
Indigo House, Mulberry Business Park	Administration
Wokingham, Berkshire RG41 2GY
United Kingdom

HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	13,515 S.F.
175 Cabot Street, Suite 210	Manufacturing, Sales,
Lowell, MA 01854	Marketing and
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

	2021		2020
Fiscal Year:	High	Low	High	Low
1st Quarter	$8.71	$7.09	$13.60	$12.01
2nd Quarter	$12.76	$7.96	$14.52	$5.00
3rd Quarter	$11.60	$8.47	$11.40	$6.21
4th Quarter	$10.85	$8.70	$9.85	$7.40

Stockholders.   We had approximately 67 holders of record of our common stock as of December 6, 2021. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,388.

Dividends.   As of May 14, 2020, we suspended our stock repurchase program and the payment of quarterly cash dividends until further economic clarity. There were no dividends paid in fiscal year 2021. For the fiscal year ended September 30, 2020 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2020	12/10/2019	12/31/2019	1/15/2020	$0.15
2020	2/12/2020	2/28/2020	3/13/2020	$0.15

Item 6.     [Reserved]

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

Observations on effects of novel coronavirus (COVID-19)

On March 11, 2020, the World Health Organization characterized the novel coronavirus outbreak as a pandemic. The outbreak has and continues to adversely affect the economies of the U.S., U.K., and other international markets and economies in which we operate. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic, national, state, and local governments have and continue to take actions such as declaring states of emergency, implementing social distancing and other guidelines, and shutting down and/or limiting the opening or operation of certain businesses which are not considered essential.

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. To that end, and to insure we continue to operate safety and cautiously while also meeting our public health responsibilities, the Company has adopted flexible business practices including allowing most employees to work remotely in all locations. Our sales decreased significantly for the year ended September 30, 2021, which we believe is primarily due to the pandemic. This is largely the result of customers reducing their budgets. The pandemic has also had an adverse effect on our ability to transact one-on-one business, which we believe is important when rolling out new IT and security products.

During fiscal year 2021 COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with and supply shortages are pervasive with many of them. The HPP segment has also experienced shortages with their vendors as well. Related to the supply shortage and potentially inflation, we have experienced price increases for our products, which we try to pass on to the customer.

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

Overview of Fiscal 2021 Results of Operations

Revenue decreased by approximately $12.6 million, or 20%, to $49.2 million for the fiscal year ended September 30, 2021 versus $61.8 million for the fiscal year ended September 30, 2020.

Gross profit margin percentage increased, from 28% of revenues for the fiscal year ended September 30, 2020 to 33% for the fiscal year ended September 30, 2021.

We generated an operating loss of approximately $1.4 million for the fiscal year ended September 30, 2021 as compared to an operating loss of approximately $1.4 million for the fiscal year ended September 30, 2020.

Other income, (expense) net was $2.0 million for the fiscal year ended September 30, 2021 as compared to $0.4 million for the prior year. The increase of $1.6 million from prior year is due to a large one time gain on debt forgiveness of $2.2 million which did not occur in the prior year, partially offset by an increase in foreign exchange loss of $0.5 million and increase of interest expense of $0.1 million.

A one-time gain of $465k occurred in fiscal year 2021, which was a purchase price adjustment of a subsidiary (Modcomp GmbH) that was sold in fiscal year 2018. This is classified as discontinued operations. There are no further amounts to be received in connection with the purchase agreement from the original sale.

The Company recorded an income tax provision of approximately $444 thousand, which reflected an effective tax rate of 39%, for the year ended September 30, 2021. The provision is primarily driven by the recording of a full valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized partially offset by the exclusion of income from the forgiveness of Paycheck Protection Program loans, the exclusion of the gain of the discontinued German entity under UK tax law, current year federal research and development credits, and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34%.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2021	of sales	September 30, 2020	of sales

	(Dollar amounts in thousands)
Sales	$49,208	100%	$61,793	100%
Costs and expenses:
Cost of sales	33,059	67%	44,626	71%
Engineering and development	2,887	6%	2,798	5%
Selling, general and administrative	14,624	30%	15,793	26%
Total costs and expenses	50,570	103%	63,217	102%
Operating loss	(1,362)	(3)%	(1,424)	(2)%
Other income, (expense) net	2,040	4%	362	—%
Income (loss) before income taxes	678	1%	(1,062)	(2)%
Income tax expense	444	1%	384	—%
Net income (loss) from continuing operations	234	—%	(1,446)	(2)%
Gain on sale of discontinued operations	465	1%	—	—%
Net income (loss)	$699	1%	$(1,446)	(2)%

Revenues

Revenue decreased by approximately $12.6 million, or 20%, to $49.2 million for the fiscal year ended September 30, 2021 versus $61.8 million for the fiscal year ended September 30, 2020. Our TS segment revenue decreased by approximately $11.3 million consisting of a decrease of $11.9 million in our U.S. division, partially offset by an increase of $0.6 million in our U.K. division. Our HPP segment revenue decreased by approximately $1.3 million, or 21%, primarily due to decreased product revenue of $0.3 million combined with decreased service revenue of $1.0 million.

TS segment revenue changes by products and services for the fiscal years ended September 30 were as follows:

			Increase (decrease)
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$32,100	$44,588	$(12,488)	(28)%
Services	12,485	11,329	1,156	10%
Total	$44,585	$55,917	$(11,332)	(20)%

The decrease in TS segment product revenue of $12.5 million during the period was the result of a $13.1 million decrease in the U.S. division, partially offset by an increase of $0.6 million in the U.K. division. Customers’ budgets have been cut or put on hold in the short term due to the pandemic leading to significantly decreased sales. The decrease in our U.S. division product revenue year over year was primarily associated with several major customers, partially offset by a significant increase with several other customers. The increase in the U.K. division year over year was primarily associated with an increase with one major customer. The increase in TS segment service revenue of $1.2 million as compared to the prior year was due to a $1.2 million increase in the U.S. division. In fiscal year 2021 as compared to the prior year, the U.S. division had an increase of $1.4 million in third party maintenance and an increase of $0.8 million in managed services, partially offset by a decrease of $1.0 million in internal and third party services revenue.

HPP segment revenue changes by product and services for the fiscal years ended September 30 were as follows:

			Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$3,126	$3,401	$(275)	(8)%
Services	1,497	2,475	(978)	(40)%
Total	$4,623	$5,876	$(1,253)	(21)%

The decrease in HPP product revenue of $0.3 million in the fiscal year ended September 30, 2021 was primarily the result of an approximately $0.6 million decrease in Myricom product line shipments, partially offset with a $0.3 million increase in Multicomputer product line shipments for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020. This is primarily due to the pandemic affecting customers’ budgets. The decrease in HPP service revenue of approximately $1.0 million for the period was primarily the result of a $0.6 million decrease in royalty revenues on high-speed processing boards related to the E2D program combined with a $0.4 million decrease of Multicomputer repairs for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

					Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$45,321	92%	$59,178	95%	$(13,857)	(23)%
Europe	3,203	7%	2,282	4%	921	40%
Asia	684	1%	333	1%	351	105%
Totals	$49,208	100%	$61,793	100%	$(12,585)	(20)%

The $13.9 million decrease in the Americas revenue for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020 was primarily due to decreased revenue by our TS segment of approximately $12.4 million attributable to the U.S. division, combined with decreased sales by our HPP segment of approximately $1.5 million. The $0.9 million increase in Europe revenue for the fiscal year ended September 30, 2021 as compared to the prior year period was primarily due to increased sales by our TS-UK division of approximately $0.6 million combined with an increase in sales by our TS-US division of approximately $0.3 million. The $0.4 million increase in Asia revenue for the fiscal year ended September 30, 2021 as compared to the prior year period was primarily the result of increased revenue by our HPP segment of $0.2 million combined with a $0.2 million increase in our TS-U.S. division.

Gross Margins

Our gross margin ("GM") decreased by approximately $1.1 million to $16.1 million for fiscal year 2021 as compared to GM of approximately $17.2 million for fiscal year 2020. The GM as a percentage of revenue increased to 33% for fiscal year 2021 from 28% for fiscal year 2020. The increase in GM as a percentage of revenue was primarily attributed to a higher percentage of service revenue relative to product revenue in the TS segment and a significant increase in TS segment product GM as a percentage of revenue. Additionally, the product mix, amount of net revenue recorded, and overall margin in products contributed to this increase from prior year. The improved product GM margin as a percentage of revenue has been a focus in fiscal year 2021, particularly in the TS segment.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$13,405	30%	$13,553	24%	$(148)	6%
HPP	2,744	59%	3,614	62%	(870)	(3)%
Total	$16,149	33%	$17,167	28%	$(1,018)	5%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$5,898	18%	$6,842	15%	$(944)	3%
Services	7,507	60%	6,711	59%	796	1%
Total	$13,405	30%	$13,553	24%	$(148)	6%

The overall TS segment GM as a percentage of revenue increased to 30% in fiscal year 2021 from 24% in fiscal year 2020. The increase in GM as a percentage of revenue was primarily attributed to a large relative decrease in TS segment product revenue compared to a significant increase in service revenue in fiscal year 2020 from the prior year. Additionally, both product and service GM as a percentage of revenue increased from prior year. The $0.9 million decrease in our TS segment product GM in fiscal year 2021 as compared to the prior year resulted from a decrease in GM in the U.S. division of $0.8 million combined with a decrease in the U.K division of $0.1 million. The $0.8 million increase in the TS segment service GM in fiscal year 2021 as compared to the prior year primarily resulted from increased service revenue as well as a slight increase in GM as a percentage of revenue in the U.S. division.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	2021		2020		Increase (Decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,304	42%	$1,240	36%	$64	6%
Services	1,440	96%	2,374	96%	(934)	—%
Total	$2,744	59%	$3,614	62%	$(870)	(3)%

The overall HPP segment GM as a percentage of revenue decreased to 59% in fiscal year 2021 from 62% in fiscal year 2020. The 3% decrease in GM as a percentage of sales in the HPP segment was primarily attributed to the impact of a decrease of $0.6 million in high margin Multicomputer royalty revenues, which is all GM. The GM as a percentage of sales from products increased primarily due to product mix in fiscal year 2021 as compared to the prior year.

Engineering and Development Expenses

Our engineering and development expenses are only in our HPP segment. These expenses had a slight increase of $0.1 million from $2.8 million in fiscal year 2020 to $2.9 million for fiscal year 2021. Fiscal year 2021 and 2020 expenses were primarily for product engineering expenses incurred in connection with the development of the ARIA SDS cyber security products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2021 and 2020:

	For the year ended September 30,				$	%
		% of		% of	Decrease	Decrease
	2021	Total	2020	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$10,190	70%	$11,247	71%	$(1,057)	(9)%
HPP segment	4,434	30%	4,546	29%	(112)	(2)%
Total	$14,624	100%	$15,793	100%	$(1,169)	(7)%

For fiscal year 2021 compared to fiscal year 2020, the TS segment SG&A spending decrease of approximately $1.0 million was primarily due to a decrease in variable compensation and salaries of $1.0 million and a decrease of $0.1 million for travel expense.

For fiscal year 2021 compared to fiscal year 2020, the HPP segment SG&A spending decrease of $0.1 million was primarily attributed to decreased headcount in the sales department.

Other Income/Expenses

The following table details our other income (expenses) for the years ended September 30, 2021 and 2020:

	For the year ended
			$ Increase
	September 30, 2021	September 30, 2020	(Decrease)

	(Amounts in thousands)
Interest expense	$(350)	$(228)	$(122)
Interest income	575	582	(7)
Foreign exchange (loss) gain	(488)	(2)	(486)
Gain on debt forgiveness	2,196	—	2,196
Other income, net	107	10	97
Total other income (expense), net	$2,040	$362	$1,678

The $1.7 million increase to total other income (expense), net for the year ended September 30, 2021 as compared to the prior year period is primarily driven by a gain on debt forgiveness of $2.2 million, partially offset by an increase in foreign exchange loss of $0.5 million. The U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a U.S. Dollar and Euro bank account. The US dollar and Euro weakened relative to the British Pound when comparing the exchange rate as of September 30, 2021 to September 30, 2020, which caused the foreign exchange loss.

Interest income is primarily related to agreements that have payment terms in excess of one year (see Note 3 Accounts and Long-Term Receivable in Item 1 to this Annual Report on Form 10-K for details) from the TS-US segment as interest income recognized in each agreement decreases as principal payments are made.

The interest expense increase of $122 thousand for the year ended September 30, 2021 as compared to the prior year period is related to three new multi-year agreements with vendors in the TS U.S. division in fiscal year 2021. Payments on these agreements contain both principal and interest expense. See Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Annual Report on Form 10-K.

The other income increase of $97 thousand for the year ended September 30, 2021 as compared to the prior year period is primarily related to a nonrecurring rebate we received that originated several years ago, which we did not anticipate receiving.

Income Taxes

The Company recorded an income tax provision of approximately $444 thousand, which reflected an effective tax rate of 39%, for the year ended September 30, 2021. The provision is primarily driven by the recording of a full valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized partially offset by the exclusion of income from the forgiveness of Paycheck Protection Program loans, the exclusion of the gain of the discontinued German entity under UK tax law, and current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34%.

For the year ended September 30, 2020, the income tax provision was approximately $384 thousand, which reflected an effective tax rate of 36%. The provision is primarily driven by the recording of a partial valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized partially offset by current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34%.

During the period ended September 30, 2021, management assessed the positive and negative evidence in the U.S. operations, and concluded that it is more likely than not that the deferred tax assets as of September 30, 2021 will not be realized in light of recent results, the ongoing impacts of COVID-19, and the resulting economic fallout. In assessing the realizability of deferred tax assets, we consider taxable income in prior carryback years, as permitted under the tax law, our forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

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

Gain on Discontinued Operations

CSPi sold all stock of Modcomp GmbH to Reply AG on July 31, 2018 for $14.4 million cash and a gain of $18.1 million. This sale was recorded in fiscal year 2018. An additional €400 thousand was included in escrow as part of the Share Purchase and Assignment Agreement to potentially be received later as a purchase price adjustment in fiscal year 2021. This amount was received in July 2021 and recorded as a gain from discontinued operations in the Consolidated Statements of Operations. No income taxes were provided as the transaction was a tax-free exchange in the U.K. There are no other amounts that will be received as part of the agreement.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by approximately $0.7 million to $20.0 million as of September 30, 2021 from $19.3 million as of September 30, 2020.

Our significant sources of cash for the year ended September 30, 2021 are primarily related to the $1.5 million net change between a increase in accounts receivable and long-term receivable of $9.3 million netted with an increase of $10.8 million in accounts payable and accrued expenses, and other-long-term liabilities. We have multi-year agreements on both the receivables (including long-term) and payables (long-term portion in other long-term liabilities). During fiscal year 2021 we entered into agreements with customers, which contained a significant financing component totaling payments of $16.7 million including interest due to the Company over the next four years. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.9 million during fiscal year 2021 from these contracts. For some of these agreements, we entered into agreements with vendors to pay for product over the next 4 years. These payments totaled $9.2 million including interest. Additionally, deferred revenue increased $0.9 million primarily due to a large upfront payment we received for one managed services contract.

Our significant uses of cash for the year ended September 30, 2021 included repayments on debt of $0.8 million, net payments under the line-of-credit agreement of $0.6 million, and principal payments on finance leases of $0.3 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $10.0 million as of September 30, 2021, which consisted of 0.5 million Euros, 0.2 million British Pounds, and 9.2 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the large pension obligation in the U.K., we maintain a large balance of cash in the U.K., most of the cash is from the sale of Modcomp GmbH in fiscal year 2018.

As of September 30, 2021 and September 30, 2020, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.1 million and $13.4 million were available as of September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and September 30, 2020 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 12 Line of Credit.

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

Critical Accounting Estimates and Policies

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

Gross versus Net Revenue

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as a principal party to the transaction or acting as an agent or broker based on control and timing. We are a principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are a principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2021. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2021. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2021. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2021 or 2020. However, we have seen a trend of significantly increasing prices, specifically with integrated circuit vendors. We try to pass these price increases to our customers, but certain economic factors and technological advances have placed downward pressure on pricing. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weakness

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, management identified a material weaknesses in internal control over financial reporting in connection with internal controls over the revenue recognition process, specifically the failure to properly identify whether the Company was to be considered the principal or the agent in certain transactions, which determines whether revenue is recorded gross or net. We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or acting as an agent or broker based on control and timing of the goods/services. The Company is a principal if it controls the good or service before that good or service is transferred to the customer. We record revenue as gross when the Company is a principal party to the arrangement and net of cost when we are acting as a broker or agent. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When the Company is an agent, revenue is typically recorded at a point in time. When the Company is the principal, revenue is recognized over the contract term.

We redesigned the control that failed, which was implemented the first month of fiscal year 2021. The redesigned control involves review by multiple employees in different departments of every item sold. As a result of the implementation of these processes and testing these processes for the entire year of fiscal year 2021, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the previously identified material weakness in internal control over financial reporting has been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting.

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) reports” and “Corporate

Governance” in our Schedule 14A Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2021 and 2020, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees, officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2021 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)(2)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to be	Weighted average	issuance under equity
	issued upon exercise of	exercise price of outstanding	compensation plans (excluding
	outstanding restricted stock awards,	outstanding restricted stock awards,	securities reflected in column
Plan Category	options, warrants and rights	options, warrants and rights	(a)(3)
Equity compensation plans approved by security holders	197,563	$3.64	172,007
(1)	Includes 197,063 non-vested shares issued and 500 stock options issued.
(2)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.
(3)	Includes 140,215 shares available for future issuance under the stock incentive and stock option plans and 31,792 under the ESPP.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2021 and 2020

Consolidated Statements of Operations for the years ended September 30, 2021 and 2020

Consolidated Statements of Comprehensive Loss for the years ended September 30, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities		10-K	December 28, 2020	4.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A

10.8*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.9	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.11*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.12*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
10.13	Share Purchase and Assignment Agreement		8-K	June 27, 2018	2.1
10.14	Note, dated as of April 17, 2020, by, and between Paragon Bank and CSP, Inc.		8-K	April 23, 2020	10.1
10.15	Note, dated as of April 17, 2020, by, and between Paragon Bank and Modcomp, Inc.		8-K	April 23, 2020	10.2
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 8, 2021
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 8, 2021
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 8, 2021
Mike Newbanks

/s/ C. Shelton James	Director	December 8, 2021
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 8, 2021
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 8, 2021
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 8, 2021
Izzy Azeri

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and its subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Gross vs net presentation

The Company recognizes revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker. The Company records revenue as gross when the Company is a principal party to the arrangement and net of cost when they are acting as a broker or agent. The Company has concluded that it is the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

We identified the Company’s accounting for revenue from third-party service contracts described above to be a critical audit matter due to the significant judgments used by management related to the evaluation of the principal versus agent considerations. Auditing management’s assumptions and conclusions involved a high degree of auditor judgment.

Our audit procedures related to these contracts included the following, among others:

●	We evaluated management's significant accounting policies related to these third-party contracts for consistency with accounting standards
●	For a selection of contracts, we performed the following procedures:
o	Inspected the customer invoice and purchase order to determine whether the sale represented a valid and enforceable transaction with a customer
o	Compared the cost per the Company’s records to the cost per the vendor invoice
o	Assessed the terms in the customer agreement and evaluated the Company’s determination of principal versus agent presentation by:
●	Comparing the description of the transaction per the invoice to management’s summary file of gross vs net transactions
●	Evaluated the accuracy of the summary file through inspection of customer invoice, purchase orders, information on vendor website accessed through third-party search engines and inquiries with management

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Boston, Massachusetts

December 8, 2021

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$20,007	$19,264
Accounts receivable, net of allowances of $142 and $181	18,698	13,362
Investment in lease, net-current portion	68	336
Inventories	3,989	5,285
Refundable income taxes	1,656	807
Other current assets	4,616	2,535
Total current assets	49,034	41,589

Property, equipment and improvements, net	764	1,047
Operating lease right-of-use assets	1,358	2,014
Intangibles, net	19	28
Investment in lease, net-less current portion	15	81
Long-term receivable	7,522	3,642
Deferred income taxes	—	1,149
Cash surrender value of life insurance	4,194	3,948
Other assets	68	147
Total assets	$62,974	$53,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,928	$8,523
Line of credit	941	1,573
Notes payable - current portion	757	1,613
Deferred revenue	1,893	947
Pension and retirement plans	308	321
Total current liabilities	17,827	12,977
Pension and retirement plans	4,097	6,471
Notes payable - noncurrent portion	876	2,485
Operating lease liabilities - noncurrent portion	821	1,390
Income taxes payable	524	586
Other noncurrent liabilities	4,783	202
Total liabilities	28,928	24,111

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,394 and 4,276 shares, respectively	45	43
Additional paid-in capital	18,258	16,994
Retained earnings	25,191	24,492
Accumulated other comprehensive loss	(9,448)	(11,995)
Total shareholders’ equity	34,046	29,534
Total liabilities and shareholders’ equity	$62,974	$53,645

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the year ended
	September 30,	September 30,
	2021	2020
Sales:
Product	$35,226	$47,989
Services	13,982	13,804
Total sales	49,208	61,793

Cost of sales:
Product	28,024	39,907
Services	5,035	4,719
Total cost of sales	33,059	44,626

Gross profit	16,149	17,167

Operating expenses:
Engineering and development	2,887	2,798
Selling, general and administrative	14,624	15,793
Total operating expenses	17,511	18,591
Operating loss	(1,362)	(1,424)

Other income (expense):
Foreign exchange loss	(488)	(2)
Interest expense	(350)	(228)
Interest income	575	582
Gain on forgiveness of debt	2,196	—
Other income (expense), net	107	10
Total other income (expense), net	2,040	362
Income (loss) before income taxes	678	(1,062)
Income tax expense	444	384
Net income (loss) from continuing operations	$234	$(1,446)

Discontinued operations:
Gain from sale of discontinued operations	$465	$—
Net income (loss)	$699	$(1,446)
Net income (loss) attributable to common shareholders	$666	$(1,446)

Continued and discontinued operations:
Net income (loss) from continuing operations attributable to common shareholders	$223	$(1,446)
Net income from discontinued operations attributable to common shareholders	$443	$—
Net income (loss) attributable to common shareholders	666	(1,446)

Net income (loss) per share from continuing operations - basic	$0.05	$(0.36)
Net income per share from sale of discontinued operations - basic	$0.11	$—
Net income (loss) per share – basic	$0.16	$(0.36)
Weighted average shares outstanding – basic	4,151	4,028

Net income (loss) per share from continuing operations - diluted	$0.05	$(0.36)
Net income per share from sale of discontinued operations - diluted	$0.11	$—
Net income (loss) per share – diluted	$0.16	$(0.36)
Weighted average shares outstanding continuing operations – diluted	4,220	4,028
Weighted average shares outstanding discontinued operations – diluted	4,220	4,028
Weighted average shares outstanding net income - diluted	4,220	4,028

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Year Ended
	September 30,	September 30,
	2021	2020
Net income (loss)	$699	$(1,446)
Other comprehensive income (loss):
Unrealized actuarial gain on minimum pension liability, net of tax effect	1,901	183
Foreign currency translation gain adjustments	646	415
Other comprehensive income	2,547	598
Total comprehensive income (loss)	$3,246	$(848)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2021 and 2020:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2019	4,154	$42	$15,733	$27,246	$(12,593)	$30,428
Net loss	—	—	—	(1,446)	—	(1,446)
Other comprehensive income	—	—	—	—	598	598
Exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	982	—	—	982
Restricted stock issuance	97	1	—	—	—	1
Issuance of shares under employee stock purchase plan	32	—	277	—	—	277
Purchase of common stock	(7)	—	—	(46)	—	(46)
Cash dividends paid on common stock ($0.30 per share)	—	—	—	(1,262)	—	(1,262)
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the year ended September 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	699	—	699
Other comprehensive income	—	—	—	—	2,547	2,547
Stock-based compensation	—	—	981	—	—	981
Restricted stock cancellation	(19)	—	—	—	—	—
Restricted stock issuance	104	2	—	—	—	2
Issuance of shares under employee stock purchase plan	33	—	283	—	—	283
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended
	September 30,	September 30,
	2021	2020
Operating activities
Net income (loss) from continuing operations	$234	$(1,446)
Net income from discontinued operations	465	—
Net income (loss)	699	(1,446)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	379	443
Amortization of intangibles	9	9
Loss on sale of fixed assets, net	—	14
Foreign exchange loss	488	2
Provision for losses on accounts receivable	52	42
Provision for obsolete inventory	36	430
Amortization of lease right-of-use assets	648	653
Stock-based compensation expense on stock options and restricted stock awards	981	982
Deferred income taxes	1,149	797
Increase in cash surrender value of life insurance	(176)	(115)
Non-cash other	97	16

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	(2,196)	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,375)	1,755
Decrease in inventories	1,263	2,105
Increase in refundable income taxes	(849)	(320)
Decrease (increase) in operating lease right-of-use assets	10	(2,667)
(Increase) decrease in other assets	(1,993)	2,089
Decrease in investment in lease	334	367
(Increase) decrease in long-term receivable	(3,880)	1,685
Increase (decrease) in accounts payable and accrued expenses	5,729	(8,030)
(Decrease) increase in operating lease liabilities	(661)	2,068
Increase in deferred revenue	946	206
Decrease in pension and retirement plans liabilities	(301)	(305)
Decrease in income taxes payable	(65)	(108)
Increase (decrease) in other long-term liabilities	4,579	(428)
Net cash provided by operating activities	1,903	244

Investing activities
Life insurance premiums paid	(70)	(115)
Proceeds from sales of property, equipment, and improvements	2	—
Purchases of property, equipment and improvements	(98)	(230)
Net cash used in investing activities	(166)	(345)

Financing activities
Dividends paid	—	(1,262)
Net payments under line-of-credit agreement	(631)	(886)
Proceeds from debt	—	4,217
Repayments on debt	(332)	(1,137)
Principal payments on finance leases	(274)	(333)
Purchase of common stock	—	(46)
Proceeds from issuance of shares under equity compensation plans	283	279
Net cash (used in) provided by financing activities	(954)	832
Effects of exchange rate on cash	(40)	434
Net increase in cash and cash equivalents	743	1,165
Cash and cash equivalents beginning of period	19,264	18,099
Cash and cash equivalents end of period	$20,007	$19,264

Supplementary cash flow information:
Cash paid for income taxes	$114	$22
Cash paid for interest	$189	$277

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$2,196	$—
Obtaining a right-of-use asset in exchange for a lease liability	$—	$216
Customer financing for inventory sold (see Note 3 Accounts and Long-Term Receivable for details)	$16,014	$1,988
Vendor financing for inventory purchased (see Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$8,399	$—

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. For additional information, these Consolidated Financial Statements should be read in conjunction with CSPI’s notes to the Consolidated Financial Statements for the years ended September 30, 2021 and 2020.

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

Research and Development Expense

For the years ended September 30, 2021 and 2020, our expenses for research and development were approximately $2.9 million and $2.8 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2021. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment as of September 30, 2021.

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of September 30, 2021 that have not yet commenced. See Note 10 Leases for additional information.

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

Leases as Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the year ended September 30, 2021. See Note 10 Leases for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2021, and September 30, 2020, the Company maintained inventory reserves of $2.3 million and $4.1 million, respectively. The decrease is from disposing of inventory that was fully reserved.

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

Trade Accounts Receivable, Long Term Receivable, and Allowance for Doubtful Accounts

Trade accounts receivable are stated at amounts that have been billed to customers less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded for the estimated losses resulting from the inability of our customers to make required payments. The estimates for the allowance for doubtful accounts are based on the length of time the receivables are past due, current business environment, and our historical experience. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the reserve when management has determined they are uncollectible. Within trade accounts receivable and long-term receivable are financing agreements with an original payment term of greater than one year. Interest income earned on these receivables is recognized using the effective interest method. See Note 3 Accounts and Long-Term Receivables for further details on financing arrangements.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2021. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2021. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as a principal party to the transaction or acting as an agent or broker based on control and timing. We are a principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are a principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that include critical updates.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$3,126	$1,578	$30,502	$32,080	$35,206
Service	1,497	426	12,059	12,485	13,982
Finance *	—	—	20	20	20
Total sales	$4,623	$2,004	$42,581	$44,585	$49,208

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$3,401	$943	$43,562	$44,505	$47,906
Service	2,475	440	10,889	11,329	13,804
Finance *	—	—	83	83	83
Total sales	$5,876	$1,383	$54,534	$55,917	$61,793

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $2.7 million and $1.0 million as of September 30, 2021 and September 30, 2020, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no noncurrent contract assets as of September 30, 2021 and September 30, 2020. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.8 million and $0.9 million as of September 30, 2021 and September 30, 2020, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. The long-term portion of contract liabilities were $0.4 million and $0.2 million as of September 30, 2021 and 2020, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities on the consolidated balance sheets. Revenue recognized for the year ended September 30, 2021 that was included in contract liabilities as of September 30, 2020 was $0.8 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2021 and 2020. The portion of current capitalized costs were $137 thousand and $130 thousand as of September 30, 2021 and 2020, respectively. There are no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the year ended September 30, 2021 and 2020 were $442 thousand and $332 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the year ended September 30, 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of September 30, 2021 and $13 thousand as of September 30, 2020. The portion of noncurrent capitalized costs were $9 thousand and $22 thousand as of September 30, 2021 and September 30, 2020, respectively. The amount of fulfillment costs amortized year ended September 30, 2021 and 2020 were $13 thousand and $13 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 1 Summary of Significant Accounting Policies to the consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021 is set forth in the table below:

(Amounts in thousands)
Fiscal 2022	$1,404
Fiscal 2023	670
Fiscal 2024	61
$2,135

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-days to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. See Note 11 Product Warranties for balances as of September 30, 2021 and 2020.

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

Basic and diluted earnings per share computations for the Company’s reported net income (loss) attributable to common stockholders are as follows:

	For the year ended
	September 30,	September 30,
	2021	2020

Net income (loss) from continuing operations	$234	$(1,446)
Net income from sale of discontinued operations	465	—
Net income (loss)	699	(1,446)
Less: net income attributable to nonvested common stock	33	—
Net income (loss) attributable to common shareholders	$666	$(1,446)

Net income (loss) attributable to common shareholders from continuing operations	$223	$(1,446)
Net income attributable to common shareholders from discontinued operations	443	—
Net income (loss) attributable to common shareholders	$666	$(1,446)

Weighted average total shares outstanding – basic	4,356	4,028
Less: weighted average non–vested shares outstanding	(205)	—
Weighted average number of common shares outstanding – basic	4,151	4,028
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	69	—
Weighted average common shares outstanding – diluted	4,220	4,028

Net income (loss) from continuing operations per share - basic	$0.05	$(0.36)
Net income from discontinued operations per share - basic	$0.11	$—
Net income (loss) per share - basic	$0.16	$(0.36)

Net income (loss) from continuing operations per share - diluted	$0.05	$(0.36)
Net income from discontinued operations per share - diluted	$0.11	$—
Net income (loss) per share - diluted	$0.16	$(0.36)

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. Non-vested restricted stock awards of 136,000 shares were excluded from net income per share for the year ended September 30, 2021, because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 201,000 shares and stock options of 1,000 shares were excluded from net loss per share for the year ended September 30, 2020, because their inclusion would have been anti-dilutive.

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

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2021 and 2020 consisted of options and restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.0 million and $1.0 million, respectively.

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

Accounting standards adopted in fiscal year 2021

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. Under this ASU existing disclosures not considered cost beneficial are removed, disclosures identified as relevant are added, and there is added clarification regarding specific existing disclosures. For public entities, the new standard is effective for financial statements issued for fiscal years ending after December 15, 2020. The Company adopted the ASU in fiscal year 2021 and it did not have a material impact on our consolidated financial statements. The disclosures were expanded for the year ended September 30, 2021 as this standard does not affect interim disclosures.

New accounting standards not adopted as of September 30, 2021

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

2.    Discontinued Operations of TS Segment

CSPi sold all stock of Modcomp GmbH to Reply AG on July 31, 2018 for $14.4 million cash and a gain of $18.1 million. This sale was recorded in fiscal year 2018. An additional €400 thousand was included in escrow as part of the Share Purchase and Assignment Agreement to potentially be received later as a purchase price adjustment in fiscal year 2021. This amount was received in July 2021 and recorded as a gain from discontinued operations in the Consolidated Statements of Operations, which is consistent with the presentation for the original transaction. No income taxes were provided as the transaction was a tax-free exchange in the U.K. There are no other amounts that will be received as part of the agreement.

3.    Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 10 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $6.5 million and $7.5 million as of September 30, 2021, respectively. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $2.3 million and $3.5 million as of September 30, 2020, respectively. The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.5% as of September 30, 2021, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts had no past amounts due as of September 30, 2021 or 2020, respectively. There was no activity in the allowance for credit losses of these receivables for the years ended September 30, 2021 or 2020, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the year ended September 30, 2021 and 2020 was $547 thousand and $453 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

There were two new agreements effective in the second quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $9.0 million of payments to be received over the next 4 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.5 million during the second quarter of fiscal year 2021. There were two new agreements effective in the third quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $5.2 million of payments to be received over the next 2 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.4 million during the third quarter of fiscal year 2021. There were two new agreements effective in the fourth quarter of fiscal year 2021 causing an increase in accounts and long-term receivable. These agreements included approximately $2.5 million of payments to be received over the next 2 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.2 million during the fourth quarter of fiscal year 2021.

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

Contractual maturities of outstanding financing receivables with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2022	$6,927
2023	4,674
2024	1,560
2025	1,560
Total payments	14,721
Less: unearned interest income	753
Total, net of unearned interest income	$13,968

4.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
Raw materials	$736	$574
Work-in-process	289	213
Finished goods	2,964	4,498
Total	$3,989	$5,285

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, and BCRM for a variety of processors for certain products and Wind River Systems, Inc. for VxWorks operating system software. We are dependent Mellanox Technologies for our high-speed interconnect components. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with and supply shortages are pervasive with many of them.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2019	$(5,111)	$(7,482)	$(12,593)
Change in period	415	150	565
Tax effect of change in period	—	33	33
Balance as of September 30, 2020	$(4,696)	$(7,299)	$(11,995)
Change in period	646	1,972	2,618
Tax effect of change in period	—	(71)	(71)
Balance as of September 30, 2021	$(4,050)	$(5,398)	$(9,448)

The changes in the minimum pension liability are net of amortization of net loss of $235 thousand in 2021 and net loss of $102 thousand in 2020 included in net periodic pension cost.

6.     Income Taxes

The components of income (loss) before income tax and income tax expense are comprised of the following:

	For the Years Ended
	September 30,
	2021	2020

	(Amounts in thousands)
Income (loss) before income tax (benefit) expense[1]
U.S.	$1,316	$(941)
Foreign	(173)	(121)
	$1,143	$(1,062)
Income tax (benefit) expense:
Current:
Federal	$(674)	$(435)
State	(30)	21
Foreign	—	—
	$(704)	$(414)
Deferred:
Federal	$1,148	$548
State	—	250
	$1,148	$798
	$444	$384

1 FY 2021 consists of $678 thousand from continuing operations and $465 thousand from discontinued operations totaling $1,143 thousand.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2021		2020

	(Dollar amounts in thousands)
Computed “expected” tax expense (benefit)	$240	21.0%	$(225)	21.2%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(38)	(3.3)%	(7)	0.7%
Foreign rate differential	13	1.1%	2	(0.2)%
Exclusion of PPP Loan Forgiveness Income	(458)	(40.1)%	—	—
Exclusion of the UK's Gain on Sale of Disc Ops Entity	(98)	(8.6)%	—	—
Permanent differences	(22)	(1.9)%	(3)	0.3%
Change in valuation allowance	1,598	139.8%	1,005	(94.7)%
Research and development credit	(116)	(10.1)%	(107)	10.1%
Benefit of US Federal NOL carryback	(359)	(31.4)%	(222)	20.9%
Return to Provision Adjustments	(394)	(34.5)%	—	—
Other items	78	6.8%	(59)	5.5%
Income tax (benefit) expense	$444	38.8%	$384	(36.2)%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2021 and 2020 are as follows:

	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
Deferred tax assets:
Pension	$1,006	$1,410
Intangibles	61	94
Other reserves and accruals	628	1,131
Inventory reserves and other	232	684
Federal and state tax credits	1,141	391
Federal and state net operating loss carryforwards	123	3
Foreign net operating loss carryforwards	2,333	1,766
Depreciation and amortization	(190)	(244)
Gross deferred tax assets	5,334	5,235
Less: valuation allowance	(5,334)	(4,086)
Realizable deferred tax asset	$—	$1,149

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

The valuation allowance against deferred tax assets increased by approximately $1.2 million during FY 2021, which was primarily due to the recording of a full valuation allowance against the U.S. deferred tax assets during the year. During the period ended September 30, 2021, management assessed the positive and negative evidence in the U.S. operations, and concluded that it is more likely than not that  deferred tax assets as of September 30, 2021 will not be realized in light of recent results, the ongoing effects of the coronavirus (“COVID-19”) pandemic, and the resulting economic fallout. We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards.

To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

As of September 30, 2021, and 2020, the Company had immaterial U.S. net operating loss carryforwards for federal purposes. Due to changes in federal tax law enacted as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act during FY 2021, the Company is carrying back all of its available federal net operating losses to recover federal taxes paid in prior periods. As a result, there is no federal net operating loss carryforwards as of September 30, 2021.

As of September 30, 2021, and 2020, the Company had U.S. tax credit carryforwards for federal purposes of $753 and $0 thousand, respectively. The U.S. tax credit carryforwards begin to expire after the Company's FY 2038.  The FY 2021 federal R&D credit and all carried forward credits will be used to offset future tax liabilities. As of September 30, 2021, and 2020, the Company had U.S. net operating loss carryforwards for state purposes of approximately $3.4 million and $76 thousand, respectively, which are available to offset future taxable income through 2041. As of September 30, 2021, the Company had state tax credit carryforwards of $1 million available to reduce future state tax expense, of which $50 thousand has unlimited carryover status and the remainder of the credits are available through FY 2035.

As of September 30, 2021, the Company had U.K. net operating loss carryforwards of approximately $12.3 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $7.9 million and $10.3 million as of September 30, 2021 and 2020, respectively. The Company's is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2021, the total amount of uncertain tax liabilities relates to state tax credit carryforwards and are all recorded net in deferred taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended	For the Year Ended
	September 30, 2021	September 30, 2020

	(Amounts in thousands)
Balance, beginning of year	$343	$—
Additions for tax positions of current year	60	78
Additions for tax positions of prior years	30	265
Balance, end of period	$433	$343

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2018 through 2021, and believes that tax adjustments in any audited year will not be material.

7.     Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,707	8,603
Automobiles	116	116
Property, equipment and improvements, gross	9,047	8,943
Less accumulated depreciation and amortization	(8,283)	(7,896)
Property, equipment and improvements, net	$764	$1,047

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $379 thousand and $443 thousand for the years ended September 30, 2021 and 2020, respectively.

8.     Acquired Intangible Assets

As of September 30, 2021 and 2020, intangible assets are as follows:

	September 30, 2021				September 30, 2020
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Customer list	3 years	$90	$71	$19	4 years	$90	$62	$28

Amortization expense on these intangible assets was $9 thousand and $9 thousand for fiscal 2021 and 2020, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2022	9
2023	9
2024	1
Total	$19

9.     Accounts payable and accrued expenses, and Other noncurrent liabilities

Accounts payable and accrued expenses consist of the following:

	September 30,
	2021	2020

	(Amounts in thousands)
Accounts payable	$11,271	$5,604
Commissions	305	335
Compensation and fringe benefits	1,233	1,024
Professional fees and shareholders’ reporting costs	300	368
Taxes, other than income	136	161
Finance lease liability	47	274
Operating lease liability	569	679
Warranty	67	78
	$13,928	$8,523

In February 2021, the Company’s US. division of the TS segment entered into an agreement with a vendor to pay approximately $1.5 million including interest for goods and services through fiscal year 2025 in 5 payments related to a multi-year agreement with a customer. In February 2021, the Company’s US division of the TS segment entered into another agreement with a vendor to pay approximately $7.2 million including interest for goods and services through fiscal year 2025 in 6 payments related to a multi-year agreement with a customer. In July 2021, the Company’s US. division of the TS segment entered into another agreement with a vendor to pay approximately $0.5 million including interest for goods and services through fiscal year 2024 in 12 payments related to a multi-year agreement with a customer.

See Note 3 Accounts and Long-Term Receivable for further information related to the multi-year agreements above.

There was not an interest rate stated and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for both agreements was determined to be 5.0%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the year ended September 30, 2021 was $190 thousand. There was not interest expense in prior year due to these type of agreements starting in the second quarter of fiscal year 2021.

The amounts owed for these agreements are in within accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 12 Line of Credit and Note 13 Notes Payable for amounts due to banks and other financial institutions for borrowings.

Below are details of the aforementioned agreements with the vendors that contain imputed interest:

September 30, 2021
(Amounts in thousands)
Current	$1,627
Less: discount	247
Accounts payable and accrued expenses	$1,380

Noncurrent	$4,682
Less: discount	315
Other noncurrent liabilities	$4,367

The Company had a total of approximately $7.8 million due (net of interest) to one of these vendors as of September 30, 2021. This is approximately 41% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.    Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of September 30, 2021 and 2020:

	Consolidated Balance Sheets Location	September 30, 2021	September 30, 2020
		(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$1,358	$2,014

Lease receivable - current	Investment in lease, net-current portion	$68	$336
Lease receivable - noncurrent	Investment in lease, net-less current portion	15	81
Total lease receivable		$83	$417

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$569	$679
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	821	1,390
Total operating lease liabilities		$1,390	$2,069

Current finance lease liabilities	Accounts payable and accrued expenses	$47	$274
Non-current finance lease liabilities	Other noncurrent liabilities	5	52
Total finance lease liabilities		$52	$326

The components of lease costs for the year ended September 30, 2021 and 2020 are as follows:

		Year Ended
Consolidated Statements of Operations Location	Consolidated Statements of Operations Location	September 30, 2021	September 30, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$11	$30
Operating Lease:
Operating lease cost	Selling, general, and administrative	718	735
Short-term lease cost	Selling, general, and administrative	47	12
Total lease costs		$776	$777
Less sublease interest income	Revenue	(20)	(83)
Total lease costs, net of sublease interest income		$756	$694

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of September 30, 2021 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2022	613	51	70
2023	439	5	12
2024	240	—	3
2025	182	—	—
Total	$1,474	$56	$85
Less imputed interest	(84)	(4)	(2)
Total	$1,390	$52	$83

Supplemental cash flow information related to leases for the fiscal year ended September 30, 2021 and 2020 is below:

	Year ended
	September 30, 2021	September 30, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$740	$757
Operating cash flows from short-term leases	47	38
Operating cash flows from finance leases	11	30
Financing cash flows from finance leases	274	333
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	216
Cash received from subleases	356	451

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2021 is below:

Weighted-average remaining lease term (years)	September 30, 2021
Operating leases	2.8
Finance leases	1.1

Weighted-average discount rate	September 30, 2021
Operating leases	4.0%
Finance leases	10.7%

11.     Product Warranties

Product warranty activity for the year ended September 30 2021 and 2020 was as follows:

	2021	2020

	(Amounts in thousands)
Balance at the beginning of the period	$78	$105
Accruals for warranties for products sold in the period	13	7
Fulfillment of warranty obligations	(24)	(34)
Balance at the end of the period	$67	$78

These amounts are within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

12.    Line of Credit

As of September 30, 2021 and September 30, 2020, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million and $15.0 million, respectively. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 3.25% as of September 30, 2021. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2021 and September 30, 2020, Company borrowings, all from the TS segment, under the inventory line of credit were $0.9 million and $1.6 million, respectively, and the Company was in compliance with all covenants. As of September 30, 2021 and September 30, 2020, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million. As of September 30, 2021 and 2020, there were no cash withdrawals outstanding.

13.     Notes Payable

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 3 Accounts and Long-Term Receivable for the disclosure related to the receivables.

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

Interest expense related to the notes for the year ended September 30, 2021 and 2020 was $87 thousand and $131 thousand, respectively. Below are details of the notes payable.

Fiscal year ending September 30:	(Amounts in thousands)
2022	808
2023	449
2024	449
Total	1,706
Less: note discount	73
Total	$1,633

	September 30, 2021	September 30, 2020
	(Amounts in thousands)
Current	$808	$1,702
Less: notes discount	51	89
Notes payable - current portion	$757	$1,613

Noncurrent	$897	$2,559
Less: notes discount	21	74
Notes payable - noncurrent portion	$876	$2,485

14.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2021. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2021. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $2.6 million and $2.4 million as of September 30, 2021 and 2020, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2021	2020	2021	2020
Discount rate:	2.75%	2.50%	2.00%	1.60%
Expected return on plan assets:			4.00%	3.80%
Rate of compensation increase:			—%	—%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2021	2020	2021	2020
Discount rate:	2.50%	3.00%	2.00%	1.60%
Expected return on plan assets:			4.00%	3.80%
Rate of compensation increase:			—%	—%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year Ended September 30,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$243	$11	$254	$263	$15	$278
Expected return on plan assets	(398)	—	(398)	(289)	—	(289)
Amortization of past service costs	7	—	7	7	—	7
Amortization of net gain (loss)	181	4	185	190	3	193
Net periodic benefit cost	$33	$15	$48	$171	$18	$189

Post Retirement:
Service cost	$—	$45	$45	$—	$38	$38
Interest cost	—	42	42	—	46	46
Amortization of net loss	—	50	50	—	24	24
Net periodic cost	$—	$137	$137	$—	$108	$108

Pension:
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(1,794)	(8)	$(1,802)	$(231)	2	$(229)
Post Retirement:
Increase in minimum liability included in other comprehensive income	—	(170)	(170)	—	79	79
Total:
Increase (decrease) in minimum liability included in comprehensive income (loss)	$(1,794)	$(178)	$(1,972)	$(231)	$81	$(150)

The following table presents an analysis of the changes in 2021 and 2020 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2021			2020
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$14,403	$426	$14,829	$13,447	$514	$13,961
Interest cost	243	11	254	263	15	278
Changes in actuarial assumptions	(658)	(6)	(664)	324	7	331
Foreign exchange impact	670	—	670	629	—	629
Benefits paid	(341)	(92)	(433)	(260)	(110)	(370)
Projected benefit obligation at end of year	$14,317	$339	$14,656	$14,403	$426	$14,829
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,740	$—	$9,740	$8,238	$—	$8,238
Actual gain on plan assets	1,655	—	1,655	929	—	929
Company contributions	457	92	549	437	110	547
Foreign exchange impact	410	—	410	396	—	396
Benefits paid	(341)	(92)	(433)	(260)	(110)	(370)
Fair value of plan assets at end of year	$11,921	$—	$11,921	$9,740	—	$9,740
Funded status \ net amount recognized	$(2,396)	$(339)	$(2,735)	$(4,663)	$(426)	$(5,089)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,703	$1,703	$—	$1,516	$1,516
Service cost	—	45	45	—	38	38
Interest cost	—	42	42	—	46	46
Changes in actuarial assumptions	—	(120)	(120)	—	103	103
Projected benefit obligation at end of year	$—	$1,670	$1,670	$—	$1,703	$1,703
Funded status \ net amount recognized	$—	$(1,670)	$(1,670)	$—	$(1,703)	$(1,703)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2021			2020
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit liability	$(2,396)	$(339)	$(2,735)	$(4,663)	$(426)	$(5,089)
Deferred tax	—	17	17	—	14	14
Accumulated other comprehensive income	4,140	21	4,161	5,934	26	5,960
Net amount recognized	$1,744	$(301)	$1,443	$1,271	$(386)	$885
Post Retirement:
Accrued benefit liability	$—	$(1,670)	$(1,670)	$—	$(1,703)	$(1,703)
Deferred tax	—	78	78	—	10	10
Accumulated other comprehensive income	—	57	57	—	160	160
Net amount recognized	$—	$(1,535)	$(1,535)	$—	$(1,533)	$(1,533)
Total pension and post retirement:
Accrued benefit liability	$(2,396)	$(2,009)	$(4,405)	$(4,663)	$(2,129)	$(6,792)
Deferred tax	—	95	95	—	24	24
Accumulated other comprehensive income	4,140	78	4,218	5,934	186	6,120
Net amount recognized	$1,744	$(1,836)	$(92)	$1,271	$(1,919)	$(648)
Accumulated Benefit Obligation:
Pension	$(14,317)	$(339)	$(14,656)	$(14,403)	$(426)	$(14,829)
Post Retirement	—	(1,670)	(1,670)	—	(1,703)	(1,703)
Total accumulated benefit obligation	$(14,317)	$(2,009)	$(16,326)	$(14,403)	$(2,129)	$(16,532)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2021	2020

	(Amounts in thousands)
Current accrued benefit liability	$308	$321
Non-current accrued benefit liability	4,097	6,471
Total accrued benefit liability	$4,405	$6,792

As of September 30, 2021 and 2020, the amounts included in accumulated other comprehensive loss, consisted of deferred net losses totaling approximately $4.2 million and $6.1 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2022, is approximately $146 thousand.

The large decrease in the accrued benefit liability from $6.8 million as of September 30, 2020 to $4.4 million as of September 30, 2021 was due to a large return on assets during fiscal year 2021 (see table above for ending balances as of September 30, 2021 and 2020). Additionally, the assumed discount rate used for the calculation of the projected benefit obligation increased and the expected return on plan assets increased, which both cause the liability to decrease.

Contributions

The Company expects to contribute $0.4 million to its pension plans for fiscal 2022.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2022	$436
2023	$476
2024	$515
2025	$516
2026	$531
Thereafter	$1,339

Plan Assets

At September 30, 2021, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $11.9 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process. In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2021				September 30, 2020
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$93	$93	$—	$—	$471	$471	$—	$—
Pooled funds	11,828	11,828	—	—	9,269	9,269	—	—
Total plan assets	$11,921	$11,921	$—	$—	$9,740	$9,740	$—	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $174 thousand and $156 thousand for the years ended September 30, 2021 and 2020, respectively.

15.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During 2019 an additional 300,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2021, there were 140,215 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock incentive plans have a ten-year life.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair market value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2016 through 2021, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting periods for the officers’, the Chief Executive Officer’s and the non-employee directors’ nonvested stock awards are four years, three years and one year, respectively. The vesting period for the key employees’ awards is four years or awards vest immediately.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1 Summary of Significant Accounting Policies. Stock-based compensation expense incurred and recognized for the years ended September 30, 2021 and 2020 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $981 thousand and $982 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
Cost of sales	$5	$8
Engineering and development	38	83
Selling, general and administrative	938	891
Total	$981	$982

For the year ended September 30, 2021, the Company granted 42,457 nonvested shares to certain key employees, 41,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2020, the Company granted 36,750 nonvested shares to certain key employees, 40,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the divided per share declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2021 and September 30, 2020 were nonvested stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2021 and 2020 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2021.

The following tables provide summary data of stock option award activity:

			Weighted
		Weighted	Average	Aggregate
		average	Remaining	Intrinsic
	Number	exercise	Contractual	Value
	of Options	price	Term	(in thousands)

Outstanding at September 30, 2019	2,000	$3.75	—	—
Granted	—	—	—	—
Expired	(500)	$3.85	—	—
Forfeited	—	—	—	—
Exercised	(500)	3.85	—	—
Outstanding at September 30, 2020	1,000	$3.64	—	—
Granted	—	—	—	—
Expired	(500)	3.85	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	500	—	.29 Years	$4
Exercisable at September 30, 2021	500	$3.43	.29 Years	$4
Vested and expected to vest at September 30, 2021	500	$3.43	.29 Years	$4

There were no stock options granted in the years ended September 30, 2021 and 2020. No stock options were exercised during the year ended September 30, 2021. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2020 was $5 thousand. The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	grant date	Remaining	Intrinsic
	nonvested	Fair	Contractual	Value
	shares	Value	Term	(in thousands)

Nonvested shares outstanding at September 30, 2019	190,735	$10.12	2.21 Years	$2,560
Activity in fiscal year 2020:
Granted	96,750	$13.28	—	—
Vested	(84,743)	$9.66	—	—
Forfeited	—	$—	—	—
Nonvested shares outstanding at September 30, 2020	202,742	$11.82	2.21 Years	$1,750
Activity in fiscal year 2021:
Granted	103,465	$8.60	—	—
Vested	(90,395)	$11.79	—	—
Forfeited	(18,750)	$10.37	—	—
Nonvested shares outstanding at September 30, 2021	197,063	$10.28	2.15 Years	$1,760

As of September 30, 2021, there was $1.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.32 years. The total fair value of shares vested during the years ended September 30, 2021 and 2020 was $1.1 million and $0.8 million, respectively.

16.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP"), which was ratified by a vote of the Company’s shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair market value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 32,939 and 32,222 shares for the years ended September 30, 2021 and September 30, 2020, respectively.

17.    Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand shares of the Company's outstanding common stock at market price. The plan does not expire. Pursuant to the aforementioned authorization, the Company repurchased 6.4 thousand shares of its outstanding common stock on the open market during the fiscal year ended September 30, 2020. There were no purchases during the fiscal year ended September 30, 2021. As of September 30, 2021, approximately 194 thousand shares remain authorized to repurchase under the stock repurchase program.

As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity.

18.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$3,126	$1,578	$30,522	$32,100	$35,226
Service	1,497	426	12,059	12,485	13,982
Total sales	$4,623	$2,004	$42,581	$44,585	$49,208
Income (loss) from operations	$(4,578)	$(217)	$3,433	$3,216	$(1,362)
Total assets	$9,018	$10,174	$43,782	$53,956	$62,974
Capital expenditures	18	—	80	80	98
Depreciation and amortization	177	—	211	211	388

2020
Sales:
Product	$3,401	$943	$43,645	$44,588	$47,989
Service	2,475	440	10,889	11,329	13,804
Total sales	$5,876	$1,383	$54,534	$55,917	$61,793
Income (loss) from operations	$(3,730)	$(168)	$2,474	$2,306	$(1,424)
Total assets	$9,915	$10,296	$33,434	$43,730	$53,645
Capital expenditures	89	—	141	141	230
Depreciation and amortization	218	3	231	234	452

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense. All intercompany transactions have been eliminated. Over long-lived assets are located in North America.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2021 and 2020. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2021	Americas	Europe	Asia	Total	Total

	(Amounts in thousands)
TS	$41,783	$2,538	$264	$44,585	91%
HPP	3,538	665	420	4,623	9%
Total	$45,321	$3,203	$684	$49,208	100%
% of Total	92%	7%	1%	100%
2020
TS	$54,177	$1,645	$95	$55,917	90%
HPP	5,001	637	238	5,876	10%
Total	$59,178	$2,282	$333	$61,793	100%
% of Total	95%	4%	1%	100%

Deferred tax assets by geographic location at years ended September 30, 2021 and 2020 were as follows:

	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
North America	$—	$1,149
Europe	—	—
Totals	$—	$1,149

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended years ended September 30, 2021 and 2020.

	For the year ended September 30,
	2021		2020

	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$0.6	1%	$6.5	10%

In addition, accounts receivable from Customer A totaled approximately $16.2 million, or 62%, and approximately $4.7 million, or 28%, of total consolidated accounts receivable as of September 30, 2021 and September 30, 2020, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2021. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2021.

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 14 Pension and Retirement Plan) or non-recurring basis as of September 30, 2021 or September 30, 2020.

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

	As of September 30, 2021		As of September 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$20,007	$20,007	$19,264	$19,264	1	Consolidated Balance Sheets
Accounts and long-term receivable*	13,968	13,968	5,839	5,839	3	Note 3
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	5,747	5,747	—	—	3	Note 9
Line of Credit	941	941	1,573	1,573	2	Consolidated Balance Sheets & Note 12
Notes payable	1,633	1,633	4,098	4,098	3	Note 13

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at September 30, 2021, and 2020.

20.    Dividend

As of May 14, 2020, we have suspended our stock repurchase program until further economic clarity. There were no dividends paid in fiscal year 2021. For the year ended September 30, 2020, the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2020	12/10/2019	12/31/2019	1/15/2020	$0.15
2020	2/12/2020	2/28/2020	3/13/2020	$0.15

21.    Subsequent Events

None.