Form 10-Q
period 2021-12-31
CSP INC /MA/
filed 2022-02-09
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2021

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

As of February 9, 2022, the registrant had 4,529,810 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2021	2021
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$19,295	$20,007
Accounts receivable, net of allowances of $143 and $142	19,134	18,698
Investment in lease, net-current portion	53	68
Inventories	4,187	3,989
Refundable income taxes	1,644	1,656
Other current assets	5,498	4,616
Total current assets	49,811	49,034

Property, equipment and improvements, net	809	764
Operating lease right-of-use assets	1,192	1,358
Intangibles, net	17	19
Investment in lease, net-less current portion	11	15
Long-term receivable	5,598	7,522
Cash surrender value of life insurance	4,286	4,194
Other assets	62	68
Total assets	$61,786	$62,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,126	$13,928
Line of credit	1,144	941
Notes payable - current portion	676	757
Deferred revenue	2,220	1,893
Pension and retirement plans	437	308
Total current liabilities	17,603	17,827
Pension and retirement plans	3,808	4,097
Notes payable - noncurrent portion	432	876
Operating lease liabilities - noncurrent portion	703	821
Income taxes payable	524	524
Other noncurrent liabilities	4,783	4,783
Total liabilities	27,853	28,928

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,394 and 4,394 shares, respectively	44	45
Additional paid-in capital	18,483	18,258
Retained earnings	24,825	25,191
Accumulated other comprehensive loss	(9,419)	(9,448)
Total shareholders’ equity	33,933	34,046
Total liabilities and shareholders’ equity	$61,786	$62,974

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	For the three months ended
	December 31,	December 31,
	2021	2020
Sales:
Product	$8,720	$8,408
Services	3,649	2,980
Total sales	12,369	11,388

Cost of sales:
Product	7,277	6,949
Services	1,478	1,061
Total cost of sales	8,755	8,010

Gross profit	3,614	3,378

Operating expenses:
Engineering and development	627	729
Selling, general and administrative	3,383	3,186
Total operating expenses	4,010	3,915
Operating loss	(396)	(537)

Other income (expense):
Foreign exchange loss	(17)	(467)
Interest expense	(105)	(38)
Interest income	145	98
Gain on forgiveness of debt	—	2,196
Other income (expense), net	19	9
Total other income (expense), net	42	1,798
Income (loss) before income taxes	(354)	1,261
Income tax expense	12	110
Net income (loss)	$(366)	$1,151
Net income (loss) attributable to common shareholders	$(366)	$1,097

Net (loss) income per share - basic	$(0.09)	$0.27
Weighted average shares outstanding – basic	4,200	4,074

Net (loss) income per share - diluted	$(0.09)	$0.26
Weighted average shares outstanding – diluted	4,200	4,172

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2021	2020
Net (loss) income	$(366)	$1,151
Foreign currency translation gain adjustments, net	29	302
Total comprehensive (loss) income	$(337)	$1,453

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2021 and 2020:

(Amounts in thousands, except per share data)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended December 31, 2020:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	1,151	—	1,151
Other comprehensive gain	—	—	—	—	302	302
Stock-based compensation	—	—	265	—	—	265
Balance as of December 31, 2020	4,276	$43	$17,259	$25,643	$(11,693)	$31,252

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
For the Three Months Ended December 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net loss	—	—	—	(366)	—	(366)
Other comprehensive gain	—	—	—	—	29	29
Stock-based compensation	—	—	225	—	—	225
Restricted stock cancellation	—	(1)	—	—	—	(1)
Balance as of December 31, 2021	4,394	$44	$18,483	$24,825	$(9,419)	$33,933

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	December 31,	December 31,
	2021	2020
Operating activities
Net (loss) income	$(366)	$1,151

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	92	102
Amortization of intangibles	2	2
Foreign exchange loss	17	467
Provision for losses on accounts receivable	1	(6)
Provision for obsolete inventory	5	12
Amortization of lease right-of-use assets	202	160
Stock-based compensation expense on stock options and restricted stock awards	225	265
Deferred income taxes	—	634
Increase in cash surrender value of life insurance	(32)	(33)

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	—	(2,196)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(436)	1,300
Increase in inventories	(203)	(572)
(Increase) decrease in refundable income taxes	12	(524)
(Increase) decrease in operating lease right-of-use assets	(36)	8
(Increase) decrease in other assets	(878)	86
Decrease in investment in lease	19	102
Decrease in long-term receivable	1,924	101
(Decrease) increase in accounts payable and accrued expenses	(833)	415
Increase in interest payable	15	17
Decrease in operating lease liabilities	(164)	(155)
Increase in deferred revenue	327	265
(Decrease) increase in pension and retirement plans liabilities	(168)	15
Decrease in other long-term liabilities	—	(49)
Net cash (used in) provided by operating activities	(275)	1,567

Investing activities
Life insurance premiums paid	(60)	—
Proceeds from sales of property, equipment, and improvements	1	—
Purchases of property, equipment and improvements	(137)	(33)
Net cash used in investing activities	(196)	(33)

Financing activities
Net payments under line-of-credit agreement	203	(771)
Repayments on debt	(472)	(81)
Principal payments on finance leases	(11)	(86)
Net cash used in financing activities	(280)	(938)
Effects of exchange rate on cash	39	67
Net (decrease) increase in cash and cash equivalents	(712)	663
Cash and cash equivalents beginning of period	20,007	19,264
Cash and cash equivalents end of period	$19,295	$19,927

Supplementary cash flow information:
Cash paid for income taxes	$—	$2
Cash paid for interest	$184	$94

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$—	$2,196
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$450	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

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

1.            Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidatd financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been omitted.

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited condensed consolidated financial statements should be read in conjunction with the notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

2.            Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are related to reserves for bad debt, reserves for inventory obsolescence, the impairment assessment of intangible assets, right-of-use assets and lease liabilities, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of December 31, 2021

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables. For public entities classified as a smaller reporting company, the new standard is effective for annual periods beginning after December 15, 2022 (ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates), including interim periods within that annual period. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$720	$62	$7,938	$8,000	$8,720
Service	344	93	3,212	3,305	3,649
Total sales	$1,064	$155	$11,150	$11,305	$12,369

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2020
Sales:
Product	$1,176	$1,403	$5,818	$7,221	$8,397
Service	380	87	2,513	2,600	2,980
Finance *	—	—	11	11	11
Total sales	$1,556	$1,490	$8,342	$9,832	$11,388

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $2.6 million and $2.7 million as of December 31, 2021 and September 30, 2021, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of December 31, 2021 and September 30, 2021. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.2 million and $1.9 million as of December 31, 2021 and September 30, 2021, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. The long-term portion of contract liabilities were $0.3 million and $0.4 million as of December 31, 2021 and September 30, 2021, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the three months ended December 31, 2021 that was included in contract liabilities as of September 30, 2021 was $0.4 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021. The portion of current capitalized costs were $116 thousand and $137 thousand as of December 31, 2021 and September 30, 2021, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended December 31, 2021 and 2020 were $90 thousand and $87 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three months ended December 31, 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of December 31, 2021 and $13 thousand as of September 30, 2021. The portion of noncurrent capitalized costs were $6 thousand and $9 thousand as of December 31, 2021 and September 30, 2021, respectively. The amount of fulfillment costs amortized for the three months ended December 31, 2021 and 2020 were $3 thousand and $3 thousand, respectively. These costs amortized were recorded in cost of sales. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized in the three months ended December 31, 2021 or September 30, 2021.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 6 to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low amount of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021 is set forth in the table below:

(Amounts in thousands)
Fiscal 2022	$1,044
Fiscal 2023	647
Fiscal 2024	30
$1,721

5.            Earnings Per Share of Common Stock

Basic net (loss) income  per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the assumed weighted average number of common shares outstanding.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	For the three months ended
	December 31,	December 31,
	2021	2020

Net (loss) income	$(366)	$1,151
Less: net (loss) income attributable to nonvested common stock	—	54
Net (loss) income attributable to common shareholders	$(366)	$1,097

Weighted average total shares outstanding – basic	4,200	4,277
Less: weighted average non–vested shares outstanding	—	203
Weighted average number of common shares outstanding – basic	4,200	4,074
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	—	98
Weighted average common shares outstanding – diluted	4,200	4,172

Net (loss) income per share - basic	$(0.09)	$0.27
Net (loss) income per share - diluted	$(0.09)	$0.26

Non-vested restricted stock awards of 194 thousand shares were excluded from the diluted loss per share calculation for the three months ended December 31, 2021. These awards were excluded because there was a net loss for this period and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $5.2 million and $5.6 million as of December 31, 2021. These receivables are included in Accounts receivable and Long-term receivable in the amount of $6.5 million and $7.5 million as of September 30, 2021, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.8%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of December 31, 2021 or September 30, 2021. There was no activity in the allowance for credit losses of these receivables for the three months ended December 31, 2021 and 2020, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

There was one new agreement effective in the first quarter of fiscal year 2022 causing an increase in accounts and long-term receivable. This agreement included approximately $0.5 million of payments to be received over the next 2 years from the effective date of the agreement. It was determined we were acting as the agent in the transactions and recorded net revenue of approximately $0.1 million during the first quarter of fiscal year 2022.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2021 and 2020 was $139 thousand and $92 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2022	$3,449
2023	4,830
2024	1,560
2025	1,560
Total payments	11,399
Less: unearned interest income	630
Total, net of unearned interest income	$10,769

7.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2021	2021

	(Amounts in thousands)
Raw materials	$854	$736
Work-in-process	453	289
Finished goods	2,880	2,964
Total	$4,187	$3,989

8.     Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2021 and 2020 are as follows:

		Three months ended
	Consolidated Consolidated Statements of Operations Location	December 31, 2021	December 31, 2020
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$5
Operating Lease:
Operating lease cost	Selling, general, and administrative	179	188
Short-term lease cost	Selling, general, and administrative	12	3
Total lease costs		$192	$196
Less sublease interest income	Revenue	—	(11)
Total lease costs, net of sublease interest income		$192	$185

Supplemental cash flow information related to leases for three months ended December 31, 2021 and 2020 is below:

	Three months ended
	December 31, 2021	December 31, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$191
Operating cash flows from short-term leases	12	10
Operating cash flows from finance leases	1	5
Financing cash flows from finance leases	11	86
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	—
Cash received from subleases	18	113

9. Accounts payable and other noncurrent liabilities

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 6, “Accounts and Long-Term Receivable” for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for both agreements was determined to be 5.0%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended December 31, 2021 was $74 thousand. There was no interest expense during the three months ended December 31, 2020 due to these agreements being effective in the second quarter of fiscal year 2021.

The amounts owed for these agreements are in accounts payable and other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

December 31, 2021
(Amounts in thousands)
Current	$1,758
Less: discount	242
Accounts payable and accrued expenses	$1,516

Noncurrent	$4,773
Less: discount	268
Other noncurrent liabilities	$4,505

The Company had a total of approximately $9.4 million due to one of these vendors as of December 31, 2021. This is approximately 49% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.     Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

On April 17, 2020, CSP, Inc. and Modcomp, Inc., its wholly owned subsidiary (collectively, the “Borrowers”) each received a loan in the form of a promissory note from Paragon Bank (“Lender”) in the amounts of $827,000 and $1,353,600, respectively (the “SBA Loans”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The SBA Loans have a two-year term and carry an annual fixed interest rate of 1%.

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

In November 2020, the SBA Loans were formally forgiven. The $2.2 million gain is presented on the Condensed Consolidated Statement of Operations as Gain on forgiveness of debt for the three months ended December 31, 2020.

Interest expense related to the notes for the three months ended December 31, 2021 and 2020 was $14 thousand and $23 thousand, respectively.

	December 31, 2021	September 30, 2021
	(Amounts in thousands)
Current	$718	$808
Less: notes discount	42	51
Notes payable - current portion	$676	$757

Noncurrent	$449	$897
Less: notes discount	17	21
Notes payable - noncurrent portion	$432	$876

As of December 31, 2021 and September 30, 2021, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of December 31, 2021 and September 30, 2021, Company borrowings, all from the TS segment, under the inventory line of credit were $1.1 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2021 and September 30, 2021, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of December 31, 2021 and September 30, 2021 there were no cash withdrawals outstanding.

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

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the condensed consolidated balance sheets.

The Company’s pension plan in the U.K. is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2021			2020
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$71	$2	$73	$58	$3	$61
Expected return on plan assets	(122)	—	(122)	(97)	—	(97)

Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	25	—	25	44	1	45
Net periodic benefit cost	$(24)	$2	$(22)	$7	$4	$11

Post Retirement:
Service cost	$—	$11	$11	$—	$11	$11
Interest cost	—	12	12	—	11	11
Amortization of net (gain) loss	—	(2)	(2)	—	13	13
Net periodic cost	$—	$21	$21	$—	$35	$35

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2021				September 30, 2021
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$162	$162	$—	$—	$93	$93	$—	$—
Pooled funds	12,392	12,392	—	—	11,828	11,828	—	—
Total plan assets	$12,554	$12,554	$—	$—	$11,921	$11,921	$—	$—

12.            Income Taxes

An income tax expense of $12 thousand was recorded for the three months ended December 31, 2021 compared to an income tax expense of $110 thousand in the same period of 2020. The income tax expense for the three months ended December 31, 2021 was primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on its operations. The income tax expense for the three month period ended December 31, 2020 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended December 31, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2021	2021

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,021)	$(4,050)
Cumulative unrealized loss on pension liability	(5,398)	(5,398)
Accumulated other comprehensive loss, net	$(9,419)	$(9,448)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of December 31, 2021 or September 30, 2021.

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

	As of December 31, 2021		As of September 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,295	$19,295	$20,007	$20,007	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	10,769	10,769	13,968	13,968	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	6,021	6,021	5,747	5,747	3	Note 9
Line of Credit	1,144	1,144	941	941	2	Note 10
Notes payable	1,108	1,108	1,633	1,633	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of December 31, 2021 and September 30, 2021.

15.            Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2021 and 2020.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
For the three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$720	$62	$7,938	$8,000	$8,720
Service	344	93	3,212	3,305	3,649
Total sales	$1,064	$155	$11,150	$11,305	$12,369
(Loss) income from operations	$(1,005)	$(55)	$664	$609	$(396)
Total assets	$9,056	$9,397	$43,333	$52,730	$61,786
Capital expenditures	$45	$—	$92	$92	$137
Depreciation and amortization	$35	$—	$59	$59	$94

2020
Sales:
Product	$1,176	$1,403	$5,829	$7,232	$8,408
Service	380	87	2,513	2,600	2,980
Total sales	$1,556	$1,490	$8,342	$9,832	$11,388
(Loss) income from operations	$(854)	$31	$286	$317	$(537)
Total assets	$9,192	$10,675	$33,170	$43,845	$53,037
Capital expenditures	$6	$—	$27	$27	$33
Depreciation and amortization	$48	$—	$56	$56	$104

Income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 6, “Accounts and Long-Term Receivable” for details), and interest expense. All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2021 and 2020.

	For the three months ended December 31,
	2021		2020
	(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$—	-%	$1.1	10%
Customer B	$1.9	16%	$0.6	5%

Customer B had a balance of $10.5 million, or 40%, of total consolidated accounts receivable and long-term receivable as of December 31, 2021. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of December 31, 2021. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of December 31, 2021.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and in this Form 10-Q. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, and the impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. To that end, and to insure we continue to operate safely and cautiously while also meeting our public health responsibilities, the Company has adopted flexible business practices including allowing most employees to work remotely in all locations.

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with and supply shortages are pervasive with many of them. The HPP segment has also experienced shortages with their vendors as well. The HPP segment secured a $1.8 million contract for real-time networking monitoring for cyber attack detection in the first quarter of fiscal year 2022, but due to the delays by manufacturers the sale is anticipated to be recognized in revenue over the next two years when we can obtain the product from the manufacturers. Related to the supply shortage and potentially inflation, we have experienced price increases for our products, which we try to pass on to the customer.

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

Results of Operations

Overview of the three months ended December 31, 2021

Our sales increased by approximately $1.0 million, or 9%, to $12.4 million for the three months ended December 31, 2021 as compared to $11.4 million for the three months ended December 31, 2020. The increase in sales is the result of an increase of $1.5 million in our TS segment, partially offset by a $0.5 million decrease in our HPP segment. Our gross margin percentage slightly decreased to 29% of sales for the three months ended December 31, 2021 as compared to 30% for the three months ended December 31, 2020. For the three months ended December 31, 2021 there was an operating loss of $0.4 million compared to an operating loss of $0.5 million for the three months ended December 31, 2020, primarily as a result of increased sales from the TS segment, partially offset by the HPP segment. Other income, (expense) net decreased $1.8 million for the three months ended to December 31, 2021 as compared to the three months ended December 31, 2020. This is primarily due to forgiveness of the Payroll Protection Program loans being forgiven in the prior year, partially offset with a lower foreign exchange rate loss in the current period. An income tax expense of $12 thousand was recorded for the three months ended December 31, 2021 compared to an income tax expense of $110 thousand in the same period of 2020. The income tax expense for the three months ended December 31, 2021 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on its operations. The income tax expense for the three months ended December 31, 2020 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2021 and 2020:

		%		%
	December 31, 2021	of sales	December 31, 2020	of sales

	(Dollar amounts in thousands)
Sales	$12,369	100%	$11,388	100%
Costs and expenses:
Cost of sales	8,755	71%	8,010	71%
Engineering and development	627	5%	729	6%
Selling, general and administrative	3,383	27%	3,186	28%
Total costs and expenses	12,765	103%	11,925	105%
Operating loss	(396)	(3)%	(537)	(5)%
Other income, (expense) net	42	—%	1,798	16%
Income (loss) before income taxes	(354)	(3)%	1,261	11%
Income tax expense	12	—%	110	1%
Net income (loss)	$(366)	(3)%	$1,151	10%

Sales

Our sales increased by approximately $1.0 million to $12.4 million for the three months ended December 31, 2021 as compared to $11.4 million for the prior year period. The increase in sales was the result of an increase of $1.5 million in our TS segment, partially offset by a $0.5 million decrease in our HPP segment.

TS segment sales change was as follows for the three months ended December 31, 2021 and 2020:

	December 31,		Increase
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$8,000	$7,232	$768	11%
Services	3,305	2,600	705	27%
Total	$11,305	$9,832	$1,473	15%

The increase in TS segment product sales of $0.8 million during the period is attributable to an increase in the U.S. division of $2.1 million due to increased sales to several major customers, partially offset with decreased sales in the U.K. division of $1.3 million due to one customer not repeating a high volume of sales in the current period. Service sales for the three months ended December 31, 2021 increased $0.7 million from the prior year period. The changes in service sales included increased managed services sales of $0.4 million and increased internal and third party service sales of $0.3 million.

HPP segment sales change was as follows for the three months ended December 31, 2021 and 2020:

	December 31,		Decrease
	2021	2020	$	%

	(Dollar amounts in thousands)
Products	$720	$1,176	$(456)	(39)%
Services	344	380	(36)	(9)%
Total	$1,064	$1,556	$(492)	(32)%

The HPP product sales decreased by $0.5 million for the three months ended December 31, 2021 as compared to the prior year period, primarily as a result of a $0.5 million decrease in E2D part sales, partially offset with an increase of

Myricom sales of $0.1 million. The HPP services sales remain relatively flat for the three months ended December 31, 2021 compared to the prior year period as royalties on high-speed processing boards related to the E2D program and repairs remained flat.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2021 and 2020:

	December 31,				Increase (decrease)
	2021	%	2020	%	$	%

	(Dollar amounts in thousands)
Americas	$11,625	94%	$9,750	85%	$1,875	19%
Europe	635	5%	1,541	14%	(906)	(59)%
Asia	109	1%	97	1%	12	12%
Totals	$12,369	100%	$11,388	100%	$981	9%

The $1.9 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $2.6 million, partially offset by decreased sales by our HPP segment of $0.6 million and TS segment’s U.K. division of $0.1 million. The $0.9 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.K. division of $1.2 million due to a large volume by one customer in the prior year which did not reoccur in the current period, partially offset by an increase in the TS segment’s U.S. division of $0.1 million and an increase in the HPP segment of $0.1 million. The sales to Asia remained relatively flat consisting of an increase of $0.1 million from the TS segment’s U.S. division, offset by a $0.1 million decrease by our HPP segment.

Gross Margins

Our gross margin ("GM") increased $0.2 million for the three months ended December 31, 2021 as compared to the prior year period. The GM as a percentage of sales slightly decreased to 29% for the three months ended December 31, 2021 as compared to the prior year period of 30%. The GM as a percentage of sales slightly increased in the TS segment, but was more than offset by a decrease in the HPP segment.

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$2,992	26%	$2,436	25%	$556	1%
HPP	622	58%	942	61%	(320)	(3)%
Total	$3,614	29%	$3,378	30%	$236	(1)%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2021 and 2020 was as follows:

	2021		2020		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,144	14%	$885	12%	$259	2%
Services	1,848	56%	1,551	60%	297	(4)%
Total	$2,992	26%	$2,436	25%	$556	1%

The overall TS segment GM as a percentage of sales increased to 26% for the three month period ended December 31, 2021 compared to 25% for the prior year period. Product GM as a percentage of product sales increased to 14% for the three months ended December 31, 2021 from 12% for the prior year period. This was primarily due higher margin products being sold to several customers including a new customer having significant volume with relatively high margins. Service GM as a percentage of service sales decreased to 56% for the three months ended December 31, 2021 from 60% for the prior year period due to both the U.S. division having wage increases and additional hires to sustain the growth of managed services.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2021 and 2020 was as follows:

	2021		2020		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$299	42%	$575	49%	$(276)	(7)%
Services	323	94%	367	97%	(44)	(3)%
Total	$622	58%	$942	61%	$(320)	(3)%

The overall HPP segment GM as a percentage of sales decreased to 58% for the three months ended December 31, 2021 from 61% for the three months ended December 31, 2020. This 3% decrease was primarily attributed to lower margin product sold for the three months ended December 31, 2021 compared to the same prior year period. Additionally, the decrease in service GM was due to a lower service revenue while manufacturing overhead expenses remained relatively flat from prior year.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $0.1 million for the three months ended December 31, 2021 to $0.7 million when compared to the prior year period due to decreased headcount related expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2021 and 2020:

	For the three months ended December 31,				$	%
		% of		% of	Increase	Increase
	2021	Total	2020	Total	(decrease)	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,383	70%	$2,119	67%	$264	12%
HPP segment	1,000	30%	1,067	33%	(67)	(6)%
Total	$3,383	100%	$3,186	100%	$197	6%

SG&A expenses of $3.4 million increased $0.2 million for the three months ended December 31, 2021 as compared to the prior year period. The approximately $0.3 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased payroll. The HPP segment SG&A expenses decreased approximately $0.1 million for the three months ended December 31, 2021 as compared to the prior year period due to decreased headcount.

Other Income/Expenses

The following table details other income (expense) for the three months ended December 31, 2021 and 2020:

	For the three months ended
			Increase
	December 31, 2021	December 31, 2020	(Decrease)

	(Amounts in thousands)
Foreign exchange loss	$(17)	$(467)	$450
Interest expense	(105)	(38)	(67)
Interest income	145	98	47
Gain on debt forgiveness	—	2,196	(2,196)
Other income (expense), net	19	9	10
Total other income (expense), net	$42	$1,798	$(1,756)

The $1.8 million decrease in total other income (expense), net for the three months ended December 31, 2021 as compared to the prior year period is primarily due to forgiveness of the Payroll Protection Program loans being forgiven in the prior year for a gain of $2.2 million, partially offset with a decreased foreign exchange rate loss of approximately $0.4 million in the current period.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar and Euro weakened relative to the British Pound for the three months ended December 31, 2021, which caused the foreign exchange loss.

The interest income increase of $47 thousand for the three months ended December 31, 2021 as compared to the prior year period is primarily related to additional agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) from the TS-US segment from the prior year period.

The interest expense increase of $67 thousand for the three months ended December 31, 2021 as compared to the prior year period is related to the TS U.S. division entering into multiple multi-year contracts starting in the second quarter of fiscal year 2021, which did not incur interest expense in the first fiscal quarter of the prior year. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax expense of $12 thousand was recorded for the three months ended December 31, 2021 compared to an income tax expense of $110 thousand in the three months ended December 31, 2020. The income tax expense for the three months ended December 31, 2021 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense for the three months ended December 31, 2020 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended December 31, 2021 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $0.7 million to $19.3 million as of December 31, 2021 from $20.0 million as of September 30, 2021.

Our significant source of cash for the three months ended December 31, 2021 included an decrease of a $1.5 million in accounts receivable and long-term receivable.

Our significant uses of cash for the three months ended December 31, 2021 were primarily related to an increase in other assets of $0.9 million, a decrease in accounts payable and accrued expenses of $0.8 million, and research development expenses of approximately $0.6 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $9.0 million as of December 31, 2021 and consisted of 0.5 million Euros, 0.1 million British Pounds, and 8.2 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements.

As of December 31, 2021 and September 30, 2021, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.9 million and $14.1 million were available as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021 and September 30, 2021 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021, (b) our Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2021 and 2020, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2021 and 2020, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2021 and 2020, (e) our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020 and (f) the Notes to such Condensed Consolidated Financial Statements.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 9, 2022	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 9, 2022	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer