Form 10-Q
period 2022-03-31
CSP INC /MA/
filed 2022-05-11
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2022

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

As of May 9, 2022, the registrant had 4,533,167 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2022	2021
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$20,332	$20,007
Accounts receivable, net of allowances of $97 and $142	17,331	18,698
Investment in lease, net-current portion	40	68
Inventories	4,055	3,989
Refundable income taxes	1,711	1,656
Other current assets	3,611	4,616
Total current assets	47,080	49,034

Property, equipment and improvements, net	782	764
Operating lease right-of-use assets	1,041	1,358
Intangibles, net	14	19
Investment in lease, net-less current portion	9	15
Long-term receivable	5,344	7,522
Cash surrender value of life insurance	4,098	4,194
Other assets	62	68
Total assets	$58,430	$62,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,116	$13,928
Line of credit	879	941
Notes payable - current portion	594	757
Deferred revenue	2,664	1,893
Pension and retirement plans	428	308
Total current liabilities	14,681	17,827
Pension and retirement plans	3,681	4,097
Notes payable - noncurrent portion	438	876
Operating lease liabilities - noncurrent portion	583	821
Income taxes payable	524	524
Other noncurrent liabilities	4,376	4,783
Total liabilities	24,283	28,928

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,533 and 4,394 shares, respectively	46	45
Additional paid-in capital	18,820	18,258
Retained earnings	24,881	25,191
Accumulated other comprehensive loss	(9,600)	(9,448)
Total shareholders’ equity	34,147	34,046
Total liabilities and shareholders’ equity	$58,430	$62,974

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Sales:
Product	$8,217	$10,976	$16,937	$19,384
Services	3,764	3,112	7,413	6,092
Total sales	11,981	14,088	24,350	25,476

Cost of sales:
Product	6,265	8,553	13,542	15,502
Services	1,516	1,167	2,994	2,228
Total cost of sales	7,781	9,720	16,536	17,730

Gross profit	4,200	4,368	7,814	7,746

Operating expenses:
Engineering and development	717	762	1,344	1,491
Selling, general and administrative	3,507	3,727	6,890	6,913
Total operating expenses	4,224	4,489	8,234	8,404
Operating loss	(24)	(121)	(420)	(658)

Other income (expense):
Foreign exchange gain (loss)	176	(154)	159	(621)
Interest expense	(101)	(75)	(206)	(113)
Interest income	126	133	271	231
Gain on forgiveness of debt	—	—	—	2,196
Other income (expense), net	(16)	93	3	102
Total other income (expense), net	185	(3)	227	1,795
Income (loss) before income taxes	161	(124)	(193)	1,137
Income tax expense	5	723	17	833
Net income (loss)	$156	$(847)	$(210)	$304
Net income (loss) attributable to common shareholders	$148	$(847)	$(210)	$289

Net income (loss) per share - basic	$0.03	$(0.20)	$(0.05)	$0.07
Weighted average shares outstanding – basic	4,274	4,158	4,237	4,117

Net income (loss) per share - diluted	$0.03	$(0.20)	$(0.05)	$0.07
Weighted average shares outstanding – diluted	4,285	4,158	4,237	4,202

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Net income (loss)	$156	$(847)	$(210)	$304
Foreign currency translation (loss) gain adjustments, net	(181)	49	(152)	351
Total comprehensive (loss) income	$(25)	$(798)	$(362)	$655

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2022 and 2021:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2021	4,394	$44	$18,483	$24,825	$(9,419)	$33,933
Net income	—	—	—	156	—	156
Other comprehensive loss	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	247	—	—	247
Restricted stock issuance	141	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(13)	—	—	(100)	—	(100)
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2020	4,276	$43	$17,259	$25,643	$(11,693)	$31,252
Net loss	—	—	—	(847)	—	(847)
Other comprehensive income	—	—	—	—	49	49
Stock-based compensation	—	—	240	—	—	240
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2022 and 2021:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(152)	(152)
Stock-based compensation	—	—	472	—	—	472
Restricted stock cancellation	—	(1)	—	—	—	(1)
Restricted stock issuance	141	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(13)	—	—	(100)	—	(100)
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	304	—	304
Other comprehensive income	—	—	—	—	351	351
Stock-based compensation	—	—	505	—	—	505
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2022	2021
Operating activities
Net (loss) income	$(210)	$304

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	175	197
Amortization of intangibles	5	5
Loss on sale of fixed assets, net	1	—
Foreign exchange (gain) loss	(159)	621
Provision for losses on accounts receivable	(45)	36
Provision for obsolete inventory	21	24
Amortization of lease right-of-use assets	360	320
Stock-based compensation expense on stock options and restricted stock awards	472	505
Deferred income taxes	—	1,149
Increase in cash surrender value of life insurance	156	(61)

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	—	(2,196)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,687	(1,824)
Increase in life insurance receivable	(322)	—
(Increase) decrease in inventories	(87)	1,043
Increase in refundable income taxes	(55)	(423)
(Increase) decrease in operating lease right-of-use assets	(42)	9
Decrease (increase) in other assets	1,005	(1,005)
Decrease in investment in lease	34	208
Decrease (increase) in long-term receivable	2,179	(4,176)
(Decrease) increase in accounts payable and accrued expenses	(3,743)	1,701
Increase in interest payable	42	68
Decrease in operating lease liabilities	(321)	(279)
Increase in deferred revenue	771	455
(Decrease) increase in pension and retirement plans liabilities	(244)	31
(Decrease) increase in other long-term liabilities	(407)	5,100
Net cash provided by operating activities	1,273	1,812

Investing activities
Life insurance premiums paid	(60)	(70)
Proceeds from sales of property, equipment, and improvements	2	—
Purchases of property, equipment and improvements	(195)	(43)
Net cash used in investing activities	(253)	(113)

Financing activities
Net payments under line-of-credit agreement	(62)	(382)
Repayments on debt	(559)	(164)
Principal payments on finance leases	(23)	(173)
Purchase of common stock	(100)	—
Proceeds from issuance of shares under equity compensation plans	90	106
Net cash used in financing activities	(654)	(613)
Effects of exchange rate on cash	(41)	47
Net increase in cash and cash equivalents	325	1,133
Cash and cash equivalents beginning of period	20,007	19,264
Cash and cash equivalents end of period	$20,332	$20,397

Supplementary cash flow information:
Cash paid for income taxes	$—	$107
Cash paid for interest	$184	$100

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$—	$2,196
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$450	$9,000

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

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

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of March 31, 2022

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$962	$212	$7,042	$7,254	$8,216
Service	181	104	3,479	3,583	3,764
Finance *	—	—	1	1	1
Total sales	$1,143	$316	$10,522	$10,838	$11,981

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$716	$241	$10,012	$10,253	$10,969
Service	172	90	2,850	2,940	3,112
Finance *	—	—	7	7	7
Total sales	$888	$331	$12,869	$13,200	$14,088

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$1,682	$274	$14,980	$15,254	$16,936
Service	525	197	6,691	6,888	7,413
Finance *	—	—	1	1	1
Total sales	$2,207	$471	$21,672	$22,143	$24,350

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$1,892	$1,644	$15,830	$17,474	$19,366
Service	552	177	5,363	5,540	6,092
Finance *	—	—	18	18	18
Total sales	$2,444	$1,821	$21,211	$23,032	$25,476

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.7 million and $2.7 million as of March 31, 2022 and September 30, 2021, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of March 31, 2022 and September 30, 2021. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.7 million and $1.9 million as of March 31, 2022 and September 30, 2021, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. The long-term portion of contract liabilities were $0.1 million and $0.4 million as of March 31, 2022 and September 30, 2021, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the six months ended March 31, 2022 that was included in contract liabilities as of September 30, 2021 was $0.7 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of March 31, 2022 and September 30, 2021. The portion of current capitalized costs were $121 thousand and $137 thousand as of March 31, 2022 and September 30, 2021, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended March 31, 2022 and 2021 were $91 thousand and $84 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2022 and 2021 were $181 thousand and $171 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three months ended March 31, 2022.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of March 31, 2022 and $13 thousand as of September 30, 2021. The portion of noncurrent capitalized costs were $3 thousand and $9 thousand as of March 31, 2022 and September 30, 2021, respectively. The amount of fulfillment costs amortized for the three months ended March 31, 2022 and 2021 were $3 thousand and $3 thousand, respectively. The amount of fulfillment costs amortized for the six months ended March 31, 2022 and 2021 were $6 thousand and $6 thousand, respectively. These costs amortized were recorded in cost of sales. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized as of March 31, 2022 or September 30, 2021.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022 is set forth in the table below:

(Amounts in thousands)
Fiscal 2022	$657
Fiscal 2023	647
Fiscal 2024	30
$1,334

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

	(Amounts in thousands except per share data)
Net income (loss)	$156	$(847)	$(210)	$304
Less: net income attributable to nonvested common stock	8	—	—	15
Net income (loss) attributable to common shareholders	$148	$(847)	$(210)	$289

Weighted average total shares outstanding – basic	4,517	4,158	4,237	4,326
Less: weighted average non–vested shares outstanding	243	—	—	209
Weighted average number of common shares outstanding – basic	4,274	4,158	4,237	4,117
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	11	—	—	85
Weighted average common shares outstanding – diluted	4,285	4,158	4,237	4,202

Net income (loss) per share - basic	$0.03	$(0.20)	$(0.05)	$0.07
Net income (loss) per share - diluted	$0.03	$(0.20)	$(0.05)	$0.07

There are no outstanding stock options as of March 31, 2022 as they expired in the second quarter of fiscal year 2022. Non-vested restricted stock awards of 218 thousand shares were excluded from the diluted loss per share calculation for the three months ended March 31, 2021. Non-vested restricted stock awards of 218 thousand shares were excluded from the diluted loss per share calculation for the six months ended March 31, 2022. These awards were excluded because there was a net loss for this period and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $5.5 million and $5.3 million as of March 31, 2022. These receivables are included in Accounts receivable and Long-term receivable in the amount of $6.5 million and $7.5 million as of September 30, 2021, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.8%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of March 31, 2022 or September 30, 2021. There was no activity in the allowance for credit losses of these receivables for the six months ended March 31, 2022 and 2021, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

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

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2022 and 2021 was $122 thousand and $126 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2022 and 2021 was $261 thousand and $218 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2022	$3,335
2023	4,830
2024	1,560
2025	1,560
Total payments	11,285
Less: unearned interest income	(508)
Total, net of unearned interest income	$10,777

7.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2022	2021

	(Amounts in thousands)
Raw materials	$675	$736
Work-in-process	27	289
Finished goods	3,353	2,964
Total	$4,055	$3,989

8.     Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2022 and 2021 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2022	March 31, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$3
Operating Lease:
Operating lease cost	Selling, general, and administrative	163	180
Short-term lease cost	Selling, general, and administrative	19	10
Total lease costs		$183	$193
Less sublease interest income	Revenue	(1)	(7)
Total lease costs, net of sublease interest income		$182	$186

The components of lease costs for the six months ended March 31, 2022 and 2021 are as follows:

		Six months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2022	March 31, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$2	$8
Operating Lease:
Operating lease cost	Selling, general, and administrative	342	368
Short-term lease cost	Selling, general, and administrative	31	13
Total lease costs		$375	$389
Less sublease interest income	Revenue	(1)	(18)
Total lease costs, net of sublease interest income		$374	$371

Supplemental cash flow information related to leases for three months ended March 31, 2022 and 2021 is below:

	Three months ended
	March 31, 2022	March 31, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$186	$185
Operating cash flows from short-term leases	19	3
Operating cash flows from finance leases	1	3
Financing cash flows from finance leases	12	87
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	—
Cash received from subleases	16	112

Supplemental cash flow information related to leases for six months ended March 31, 2022 and 2021 is below:

	Six months ended
	March 31, 2022	March 31, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355	$376
Operating cash flows from short-term leases	31	13
Operating cash flows from finance leases	2	8
Financing cash flows from finance leases	23	173
Lease assets obtained in exchange for new lease liabilities
Cash received from subleases	34	225

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

Interest expense related to these agreements for the three months ended March 31, 2022 and 2021 was $72 thousand and $28 thousand, respectively. Interest expense related to these agreements for the six months ended March 31, 2022 and 2021 was $146 thousand and $28 thousand, respectively.

The amounts owed for these agreements are in accounts payable and other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	March 31, 2022	March 31, 2021
	(Amounts in thousands)
Current	$1,758	$2,727
Less: discount	223	288
Accounts payable and accrued expenses	$1,535	$2,439

Noncurrent	$4,452	$5,590
Less: discount	215	403
Other noncurrent liabilities	$4,237	$5,187

The Company had a total of approximately $6.6 million due to one of these vendors as of March 31, 2022. This is approximately 45% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

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

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2020, the SBA Loans were formally forgiven. The $2.2 million gain is presented on the Condensed Consolidated Statement of Operations as Gain on forgiveness of debt for the six months ended March 31, 2021.

Interest expense related to the notes for the three months ended March 31, 2022 and 2021 was $13 thousand and $23 thousand, respectively. Interest expense related to the notes for the six months ended March 31, 2022 and 2021 was $27 thousand and $46 thousand, respectively.

	March 31, 2022	September 30, 2021
	(Amounts in thousands)
Current	$628	$808
Less: notes discount	34	51
Notes payable - current portion	$594	$757

Noncurrent	$449	$897
Less: notes discount	11	21
Notes payable - noncurrent portion	$438	$876

As of March 31, 2022 and September 30, 2021, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2022 and September 30, 2021, Company borrowings, all from the TS segment, under the inventory line of credit were $0.9 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2022 and September 30, 2021, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2022 and September 30, 2021 there were no cash withdrawals outstanding.

11.            Pension and Retirement Plans

The Company’s operations have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. A gain on a life insurance policy of $0.1 million occurred during the second quarter of fiscal year 2022. The life insurance policy was not a current employee at time of expiration. The Company is due $322 thousand from the life insurance policy, which will be paid during Q3 of fiscal year 2022. This receivable is on the Condensed Consolidated Balance Sheet in the financial statement line item Accounts receivable, net. The Company also provides for officer death benefits through post-retirement plans to certain officers of the Company in the U.S. All the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended March 31,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$67	$3	$70	$61	$2	$63
Expected return on plan assets	(114)	—	(114)	(99)	—	(99)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net loss	24	1	25	45	1	46
Net periodic benefit cost	$(21)	$4	$(17)	$9	$3	$12

Post Retirement:
Service cost	$—	$11	$11	$—	$12	$12
Interest cost	—	11	11	—	11	11
Amortization of net (gain) loss	—	(2)	(2)	—	12	12
Net periodic cost	$—	$20	$20	$—	$35	$35

	Six Months Ended March 31,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$138	$5	$143	$119	$5	$124
Expected return on plan assets	(236)	—	(236)	(196)	—	(196)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net loss	49	1	50	89	2	91
Net periodic benefit cost	$(45)	$6	$(39)	$16	$7	$23

Post Retirement:
Service cost	$—	$22	$22	$—	$23	$23
Interest cost	—	23	23	—	22	22
Amortization of net (gain) loss	—	(4)	(4)	—	25	25
Net periodic cost	$—	$41	$41	$—	$70	$70

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2022				September 30, 2021
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$213	$213	$—	$—	$93	$93	$—	$—
Pooled funds	11,622	11,622	—	—	11,828	11,828	—	—
Total plan assets	$11,835	$11,835	$—	$—	$11,921	$11,921	$—	$—

12.            Income Taxes

An income tax expense of $5 thousand was recorded for the three months ended March 31, 2022 compared to an income tax expense of $723 thousand in the same period of 2021. An income tax expense of $17 thousand was recorded for the six months ended March 31, 2022 compared to an income tax expense of $833 thousand in the same period of 2021. The income tax expense for the three and six months ended March 31, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on its operations. The income tax expense for the three and six months ended March 31, 2021 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2022 because we have determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2021	2021

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,202)	$(4,050)
Cumulative unrealized loss on pension liability	(5,398)	(5,398)
Accumulated other comprehensive loss, net	$(9,600)	$(9,448)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of March 31, 2022 or September 30, 2021.

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

	As of March 31, 2022		As of September 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$20,332	$20,332	$20,007	$20,007	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	10,777	10,777	13,968	13,968	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	5,772	5,772	5,747	5,747	3	Note 9
Line of Credit	879	879	941	941	2	Note 10
Notes payable	1,032	1,032	1,633	1,633	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of March 31, 2022 and September 30, 2021.

15.            Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2022 and 2021.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$962	$212	$7,043	$7,255	$8,217
Service	181	104	3,479	3,583	3,764
Total sales	$1,143	$316	$10,522	$10,838	$11,981
(Loss) income from operations	$(1,102)	$(36)	$1,114	$1,078	$(24)
Total assets	$8,756	$9,161	$40,513	$49,674	$58,430
Capital expenditures	$15	$—	$43	$43	$58
Depreciation and amortization	$28	$—	$58	$58	$86

2021
Sales:
Product	$716	$241	$10,019	$10,260	$10,976
Service	172	90	2,850	2,940	3,112
Total sales	$888	$331	$12,869	$13,200	$14,088
(Loss) income from operations	$(1,339)	$(66)	$1,284	$1,218	$(121)
Total assets	$8,098	$10,497	$40,825	$51,322	$59,420
Capital expenditures	$1	$—	$9	$9	$10
Depreciation and amortization	$45	$—	$53	$53	$98

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$1,682	$274	$14,981	$15,255	$16,937
Service	525	197	6,691	6,888	7,413
Total sales	$2,207	$471	$21,672	$22,143	$24,350
(Loss) income from operations	$(2,107)	$(91)	$1,778	$1,687	$(420)
Total assets	$8,756	$9,161	$40,513	$49,674	$58,430
Capital expenditures	$60	$—	$135	$135	$195
Depreciation and amortization	$63	$—	$117	$117	$180

2021
Sales:
Product	$1,892	$1,644	$15,848	$17,492	$19,384
Service	552	177	5,363	5,540	6,092
Total sales	$2,444	$1,821	$21,211	$23,032	$25,476
(Loss) income from operations	$(2,193)	$(35)	$1,570	$1,535	$(658)
Total assets	$8,098	$10,497	$40,825	$51,322	$59,420
Capital expenditures	$7	$—	$36	$36	$43
Depreciation and amortization	$93	$—	$109	$109	$202

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31,				Six months ended March 31,
	2022		2021		2022		2021
					(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$2.4	25%	$1.2	8%	$4.3	18%	$1.8	7%

Customer A had a balance of $9.9 million, or 44%, of total consolidated accounts receivable and long-term receivable as of March 31, 2022. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of March 31, 2022. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of March 31, 2022.

16.             Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased 13 thousand shares of its outstanding common stock on the open market during the three months ended March 31, 2022. As of March 31, 2022, approximately 181 thousand shares remain authorized to repurchase under the stock repurchase program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and in this Form 10-Q, included under Item 1A “Risk Factors.” Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, continued disruptions in the supply chain and inflationary pressures, the impact of the Ukraine-Russian military conflict on global trade and financial markets, and the impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the six months ended March 31, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Observations on effects of novel coronavirus and Russia/Ukraine Conflict

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

As of March 31, 2022, the Russian/Ukrainian military conflict has not had a significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or  consequences of the conflict to the Company and our customers and suppliers.

Results of Operations

Overview of the three months ended March 31, 2022

Our sales decreased by approximately $2.1 million, or 15%, to $12.0 million for the three months ended March 31, 2022 as compared to $14.1 million for the three months ended March 31, 2021. The decrease in sales is the result of a decrease of $2.4 million in our TS segment, partially offset by a $0.3 million increase in our HPP segment. Our gross margin percentage increased to 35% of sales for the three months ended March 31, 2022 as compared to 31% for the three months ended March 31, 2021. For the three months ended March 31, 2022 there was an operating loss of $24 thousand compared to an operating loss of $0.1 million for the three months ended March 31, 2021, primarily as a result of increased services revenue, which has much larger margins than product revenue, despite total decreased revenue. Other income, (expense) net increased $0.2 million for the three months ended to March 31, 2022 as compared to the three months ended March 31, 2021. This is primarily due to a net increase in foreign exchange gain of $0.3 million from the prior year, partially offset by a decrease in other income (expense), net of $0.1 million which was related to a one-time gain from an overpayment of a rebate received in the prior year. The income tax expense of $5 thousand for the three months ended March 31, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $723 thousand for the three months ended March 31, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2022 and 2021:

		%		%
	March 31, 2022	of sales	March 31, 2021	of sales

	(Dollar amounts in thousands)
Sales	$11,981	100%	$14,088	100%
Costs and expenses:
Cost of sales	7,781	65%	9,720	70%
Engineering and development	717	6%	762	5%
Selling, general and administrative	3,507	29%	3,727	26%
Total costs and expenses	12,005	100%	14,209	101%
Operating loss	(24)	—%	(121)	(1)%
Other income, (expense) net	185	2%	(3)	—%
Income (loss) before income taxes	161	1%	(124)	(1)%
Income tax expense	5	—%	723	5%
Net income (loss)	$156	1%	$(847)	(6)%

Sales

Our sales decreased by approximately $2.1 million to $12.0 million for the three months ended March 31, 2022 as compared to $14.1 million for the prior year period. The decrease in sales was the result of a decrease of $2.4 million in our TS segment, partially offset by a $0.3 million increase in our HPP segment.

TS segment sales change was as follows for the three months ended March 31, 2022 and 2021:

	March 31,		Increase (decrease)
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$7,255	$10,260	$(3,005)	(29)%
Services	3,583	2,940	643	22%
Total	$10,838	$13,200	$(2,362)	(18)%

The decrease in TS segment product sales of $3.0 million during the period is attributable to a decrease in the U.S. division due to decreased sales to several major customers and delays in obtaining product due to supply chain shortages. Service sales for the three months ended March 31, 2022 increased $0.6 million from the prior year period, which is attributable to the U.S. division. The changes in service sales included increased managed services sales of $0.5 million and increased internal and third party service sales of $0.4 million, partially offset by a $0.3 million decrease in third party maintenance.

HPP segment sales change was as follows for the three months ended March 31, 2022 and 2021:

	March 31,		Increase
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$962	$716	$246	34%
Services	181	172	9	5%
Total	$1,143	$888	$255	29%

The HPP product sales increased by $0.2 million for the three months ended March 31, 2022 as compared to the prior year period, primarily as a result of a $0.3 million increased Myricom sales, partially offset by decreased parts sales of $0.1 million. The HPP services sales remained relatively flat for the three months ended March 31, 2022 compared to the prior year period as royalties on high-speed processing boards related to the E2D program and repairs remained flat.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2022 and 2021:

	March 31,				Decrease
	2022	%	2021	%	$	%

	(Dollar amounts in thousands)
Americas	$11,420	95%	$13,033	92%	$(1,613)	(12)%
Europe	500	4%	779	6%	(279)	(36)%
Asia	61	1%	276	2%	(215)	(78)%
Totals	$11,981	100%	$14,088	100%	$(2,107)	(15)%

The $1.6 million decrease in sales to the Americas was primarily the result of a decrease in the TS segment’s U.S. division of $2.2 million, partially offset by increased sales by our HPP segment of $0.6 million. The $0.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.S. division of $0.2 million combined with a decrease in our HPP segment of $0.1 million. The sales to Asia decreased by $0.2 million primarily due to a decrease in the HPP segment.

Gross Margins

Our gross margin ("GM") decreased $0.2 million for the three months ended March 31, 2022 as compared to the prior year period. The GM as a percentage of sales increased to 35% for the three months ended March 31, 2022 as compared to the prior year period of 31%. This is primarily due to increased service revenue and decreased product revenue as service revenue has significantly higher GM as a percentage of sales.

	March 31,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,680	34%	$3,885	29%	$(205)	5%
HPP	520	45%	483	54%	37	(9)%
Total	$4,200	35%	$4,368	31%	$(168)	4%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2022 and 2021 was as follows:

	March 31,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,570	22%	$2,095	20%	$(525)	2%
Services	2,110	59%	1,790	61%	320	(2)%
Total	$3,680	34%	$3,885	29%	$(205)	5%

The overall TS segment GM as a percentage of sales increased to 34% for the three month period ended March 31, 2022 compared to 29% for the prior year period. This was primarily due to increased GM from services revenue, which is relatively higher margin, compared to product revenue from the prior year. Product GM as a percentage of product sales increased to 22% for the three months ended March 31, 2022 from 20% for the prior year period. This was primarily due higher margin products being sold to several customers. Service GM as a percentage of service sales decreased to 59% for the three months ended March 31, 2022 from 61% for the prior year period due to both the U.S. division having wage increases and additional hires to sustain the growth of managed services.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2022 and 2021 was as follows:

	March 31,
	2022		2021		Increase (Decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$383	40%	$326	46%	$57	(6)%
Services	137	76%	157	91%	(20)	(15)%
Total	$520	45%	$483	54%	$37	(9)%

The overall HPP segment GM as a percentage of sales decreased to 45% for the three months ended March 31, 2022 from 54% for the three months ended March 31, 2021. The 6% decrease in product GM as a percentage of product revenue for the three months ended March 31, 2022 compared to the same prior year period is due to product mix. The 15% decrease in service GM as a percentage of services revenue from prior year was due to increased manufacturing overhead expenses including payroll.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $45 thousand for the three months ended March 31, 2022 to $0.7 million when compared to the prior year period due to decreased headcount related expenses, partially offset with increased consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,				$	%
		% of		% of
	2022	Total	2021	Total	Decrease	Decrease

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,602	74%	$2,667	72%	$(65)	(2)%
HPP segment	905	26%	1,060	28%	(155)	(15)%
Total	$3,507	100%	$3,727	100%	$(220)	(6)%

SG&A expenses of $3.5 million for the three months ended March 31, 2022 decreased $0.2 million as compared to the prior year period. The TS segment G&A expenses decreased by approximately $0.1 million due to a reversal of previous bad debt expense as the account receivable expensed was recovered. The HPP segment SG&A expenses decreased approximately $0.1 million for the three months ended March 31, 2022 as compared to the prior year period due to a gain on a life insurance policy of $0.1 million. The individual the life insurance policy covered was not a current employee at time of expiration.

Other Income/Expenses

The following table details other income (expense) for the three months ended March 31, 2022 and 2021:

	Three months ended
			Increase
	March 31, 2022	March 31, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange gain (loss)	$176	$(154)	$330
Interest expense	(101)	(75)	(26)
Interest income	126	133	(7)
Other income (expense), net	(16)	93	(109)
Total other income (expense), net	$185	$(3)	$188

The $0.2 million increase in total other income (expense), net for the three months ended March 31, 2022 as compared to the prior year period is primarily due to a net increase in foreign exchange gain of $0.3 million, partially offset by an decrease in other income (expense), net of $0.1 million, which was related to a one-time gain from an overpayment of a rebate received in the prior year. The rebate was several years old, which is the reason it was recorded in other income (expense), net.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar strengthened relative to the British Pound for the three months ended March 31, 2022 causing a foreign exchange gain, which was partially offset with the Euro weakening relative to the British Pound for the same period.

The interest income decrease of $7 thousand for the three months ended March 31, 2022 as compared to the prior year period is primarily due to more principal payments and the receivables accruing less interest, partially offset with additional agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) from the TS-US segment from the prior year period.

The interest expense increase of $26 thousand for the three months ended March 31, 2022 as compared to the prior year period is related to the TS U.S. division entering into multiple multi-year contracts starting in the second quarter of fiscal year 2021, which only incurred interest expense for one month in the second fiscal quarter of the prior year. Additionally agreements were entered into subsequent to the first quarter of the prior year causing more interest expense to be recognized. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

The income tax expense of $5 thousand for the three months ended March 31, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $723 thousand for the three months ended March 31, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2022 because we have determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Overview of the six months ended March 31, 2022

Our sales decreased by approximately $1.1 million, or 4%, to $24.4 million for the six months ended March 31, 2022 as compared to $25.5 million for the six months ended March 31, 2021. The decrease in sales is the result of a decrease of $0.9 million in our TS segment and a decrease of $0.2 million in our HPP segment. Our gross margin percentage increased to 32% of sales for the six months ended March 31, 2022 as compared to 30% for the six months ended March 31, 2021. For the six months ended March 31, 2022 there was an operating loss of $0.4 million compared to an operating loss of $0.7 million for the six months ended March 31, 2021, primarily as a result of improved margins in the TS segment. Other income, (expense) net decreased $1.6 million for the six months ended to March 31, 2022 as compared to the six months ended March 31, 2021. The largest items contributing to this change are the forgiveness of the Payroll Protection Program loans in the prior year in the amount of $2.2 million causing a gain which did not occur in the current period, partially offset with a net increase in foreign exchange gain of $0.8 million from the prior year. The income tax expense of $17 thousand for the six months ended March 31, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $833 thousand for the six months ended March 31, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2022 and 2021:

		%		%
	March 31, 2022	of sales	March 31, 2021	of sales

	(Dollar amounts in thousands)
Sales	$24,350	100%	$25,476	100%
Costs and expenses:
Cost of sales	16,536	68%	17,730	70%
Engineering and development	1,344	6%	1,491	6%

Selling, general and administrative	6,890	28%	6,913	27%
Total costs and expenses	24,770	102%	26,134	103%
Operating loss	(420)	(2)%	(658)	(3)%
Other income, (expense) net	227	1%	1,795	7%
(Loss) income before income taxes	(193)	(1)%	1,137	4%
Income tax expense	17	—%	833	3%
Net (loss) income	$(210)	(1)%	$304	1%

Sales

Our sales decreased by approximately $1.1 million to $24.4 million for the six months ended March 31, 2022 as compared to $25.5 million for the prior year period. The decrease in sales is the result of a decrease of $0.9 million in our TS segment and a decrease of $0.2 million decrease in our HPP segment.

TS segment sales change was as follows for the six months ended March 31, 2022 and 2021:

	March 31,		Increase (decrease)
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$15,255	$17,492	$(2,237)	(13)%
Services	6,888	5,540	1,348	24%
Total	$22,143	$23,032	$(889)	(4)%

The decrease in TS segment product sales of $2.2 million during the period is attributable to a decrease in the U.S. division of $0.9 million due to decreased sales to several major customers and delays in obtaining product due to supply chain shortages, combined with decreased sales in the U.K. division of $1.3 million due to one customer not repeating a high volume of sales in the current period. Service sales for the six months ended March 31, 2022 increased $1.3 million from the prior year period, which is attributable to the U.S. division. The changes in service sales included increased managed services sales of $0.8 million and increased internal and third party service sales of $0.7 million, partially offset with a decrease of $0.2 million in third party maintenance.

HPP segment sales change was as follows for the six months ended March 31, 2022 and 2021:

	March 31,		Decrease
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$1,682	$1,892	$(210)	(11)%
Services	525	552	(27)	(5)%
Total	$2,207	$2,444	$(237)	(10)%

The HPP product sales decreased by $0.2 million for the six months ended March 31, 2022 as compared to the prior year period, primarily as a result of a $0.6 million decrease in E2D part sales, partially offset with an increase of Myricom sales of $0.4 million. The HPP services sales remained relatively flat for the six months ended March 31, 2022 compared to the prior year period with increased royalties on high-speed processing boards related to the E2D program  of $0.1 million, offset by decreased repairs of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2022 and 2021:

March 31,				Increase (decrease)
2022	%	2021	%	$	%

(Dollar amounts in thousands)

Americas	$23,167	95%	$22,783	90%	$384	2%
Europe	1,013	4%	2,320	9%	(1,307)	(56)%
Asia	170	1%	373	1%	(203)	(54)%
Totals	$24,350	100%	$25,476	100%	$(1,126)	(4)%

The $0.4 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $0.4 million and an increase in the HPP segment of $0.1 million, partially offset by decreased sales by our TS segment’s U.K. division of $0.1 million. The $1.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.K. division of $1.2 million due to a large volume by one customer in the prior year which did not reoccur in the current period combined with a decrease in the HPP segment of $0.1 million. The sales to Asia decreased by $0.2 million due to a decrease in the HPP segment of $0.3 million, partially offset by an increase in the TS segment’s U.S. division of $0.1 million.

Gross Margins

Our gross margin ("GM") increased $0.1 million for the six months ended March 31, 2022 as compared to the prior year period. The GM as a percentage of total sales increased to 32% for the six months ended March 31, 2022 as compared to the prior year period of 30%. The GM as a percentage of total sales increased in the TS segment, but was partially offset by a decrease in the HPP segment.

	March 31,
	2022		2021		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$6,672	30%	$6,321	27%	$351	3%
HPP	1,142	52%	1,425	58%	(283)	(6)%
Total	$7,814	32%	$7,746	30%	$68	2%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2022 and 2021 was as follows:

	March 31,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,714	18%	$2,980	17%	$(266)	1%
Services	3,958	57%	3,341	60%	617	(3)%
Total	$6,672	30%	$6,321	27%	$351	3%

The TS segment GM as a percentage of total sales increased to 30% for the six month period ended March 31, 2022 compared to 27% for the prior year period. This was primarily due to significantly increased GM from services compared to the prior year period combined with product GM decreasing compared to the prior year period. Product GM as a percentage of product sales increased to 18% for the six months ended March 31, 2022 from 17% for the prior year period. This was primarily due higher margin products being sold to several customers including a new customer having significant volume with relatively high margins. Service GM as a percentage of service sales decreased to 57% for the six months ended March 31, 2022 from 60% for the prior year period due to the U.S. division having wage increases and additional hires to sustain the growth of managed services.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2022 and 2021 was as follows:

	March 31,
	2022		2021		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$682	41%	$901	48%	$(219)	(7)%
Services	460	88%	524	95%	(64)	(7)%
Total	$1,142	52%	$1,425	58%	$(283)	(6)%

The overall HPP segment GM as a percentage of sales decreased to 52% for the six months ended March 31, 2022 from 58% for the six months ended March 31, 2021. The 7% decrease in product GM was primarily attributed to lower margin product sold for the six months ended March 31, 2022 compared to the same prior year period. The 7% decrease in service GM as a percentage of services revenue was due to increased manufacturing overhead expenses including payroll.

Operating Expenses

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased approximately $0.2 million for the six months ended March 31, 2022 to $1.3 million when compared to the prior year period due to decreased headcount related expenses, partially offset with higher consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA SDS cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2022 and 2021:

	Six months ended March 31,				$	%
		% of		% of	Increase	Increase
	2022	Total	2021	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$4,985	72%	$4,786	69%	$199	4%
HPP segment	1,905	28%	2,127	31%	(222)	(10)%
Total	$6,890	100%	$6,913	100%	$(23)	—%

SG&A expenses of $6.9 million for the six months ended March 31, 2022 remained relatively flat compared to the prior year period. The $0.2 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased payroll and recruiting expenses. The HPP segment SG&A expenses decreased approximately $0.2 million for the six months ended March 31, 2022 as compared to the prior year period due to decreased headcount related expenses of $0.1 million and a gain on a life insurance policy of $0.1 million. The individual the life insurance policy covered was not a current employee at time of expiration.

Other Income/Expenses

The following table details other income (expense) for the six months ended March 31, 2022 and 2021:

Six months ended
$ Increase

	March 31, 2022	March 31, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange gain (loss)	$159	$(621)	$780
Interest expense	(206)	(113)	(93)
Interest income	271	231	40
Gain on debt forgiveness	—	2,196	(2,196)
Other income, net	3	102	(99)
Total other income (expense), net	$227	$1,795	$(1,568)

The $1.6 million decrease in total other income (expense), net for the six months ended March 31, 2022 as compared to the prior year period is primarily due to forgiveness of the Payroll Protection Program loans in the prior year for a gain of $2.2 million, partially offset with a net change of foreign exchange gain of approximately $0.8 million in the current period.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange loss is primarily from a Euro and U.S. Dollar bank account. The US dollar strengthened relative to the British Pound for the six months ended March 31, 2022 which caused the foreign exchange gain, partially offset by the Euro weakening relative to the British Pound for the same period.

The interest income increase of $40 thousand for the six months ended March 31, 2022 as compared to the prior year period is primarily related to additional agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) in the TS-US segment subsequent to the prior year period.

The interest expense increase of $94 thousand for the six months ended March 31, 2022 as compared to the prior year period is related to the TS U.S. division entering into multiple multi-year contracts starting in the second quarter of fiscal year 2021 causing fiscal year 2022 to increase due to a full six months of interest expense incurred. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

The income tax expense of $17 thousand for the six months ended March 31, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on its operations. The income tax expense of $833 thousand for the six months ended March 31, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2022 because we have determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $0.3 million to $20.3 million as of March 31, 2022 from $20.0 million as of September 30, 2021.

Our significant sources of cash for the six months ended March 31, 2022 included a decrease of $3.9 million in accounts receivable and long-term receivable, an increase in deferred revenue of $0.8 million, and a decrease in other assets of $1.0 million.

Our significant uses of cash for the six months ended March 31, 2022 were primarily related to a decrease in accounts payable and accrued expenses of $3.7 million, research development expenses of approximately $0.7 million, repayments of debt of $0.6 million, and a decrease of other long-term liabilities of $0.4 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $8.6 million as of March 31, 2022 and consisted of 0.3 million Euros, 0.3 million British Pounds, and 8.0 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements.

As of March 31, 2022 and September 30, 2021, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.1 million and $14.1 million were available as of March 31, 2022 and September 30, 2021, respectively. As of March 31, 2022 and September 30, 2021 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk factors

Except as set forth below, there have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have significant customers or suppliers in Russia or Ukraine, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of Russian-Ukraine military conflict and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. In addition, the effects of the ongoing conflict could heighten many of our known risks described in section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on December 9, 2021.

Item 2.         Purchases of equity securities

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased approximately 13 thousand shares of its outstanding common stock on the open market during the three months ended March 31, 2022. As of March 31, 2022, approximately 181 thousand shares remain authorized to repurchase under the stock repurchase program

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
January 1-31, 2022	2,198	$8.48	2,198	191,927
February 1-28, 2022	4,200	$7.92	4,200	187,727
March 1-31, 2022	6,400	$7.51	6,400	181,327

(1)On December 29, 2021, the Company announced the commencement of purchases under our stock repurchase program, which was originally authorized and announced February 8, 2011. This program originally allowed the Company to purchase up to 250,000 shares of its Common Stock. As of the December 29, 2021 announcement, 194,125 shares of Common Stock were available to be repurchased under the stock repurchase program. The program does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021, (b) our Condensed Consolidated Statements of Income (Loss) for the three and six months ended March 31, 2022 and 2021, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2022 and 2021, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2022 and 2021, (e) our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 11, 2022	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 11, 2022	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer