Form 10-Q
period 2022-06-30
CSP INC /MA/
filed 2022-08-10
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2022

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

As of August 8, 2022, the registrant had 4,555,816 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2022	2021
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$21,415	$20,007
Accounts receivable, net of allowances of $115 and $142	18,648	18,698
Investment in lease, net-current portion	25	68
Inventories	5,607	3,989
Refundable income taxes	1,126	1,656
Other current assets	5,473	4,616
Total current assets	52,294	49,034

Property, equipment and improvements, net	722	764
Operating lease right-of-use assets	944	1,358
Intangibles, net	12	19
Investment in lease, net-less current portion	6	15
Long-term receivable	5,345	7,522
Cash surrender value of life insurance	5,131	4,194
Other assets	62	68
Total assets	$64,516	$62,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,402	$13,928
Line of credit	2,999	941
Notes payable - current portion	511	757
Deferred revenue	4,669	1,893
Pension and retirement plans	404	308
Total current liabilities	21,985	17,827
Pension and retirement plans	3,559	4,097
Notes payable - noncurrent portion	443	876
Operating lease liabilities - noncurrent portion	479	821
Income taxes payable	524	524
Other noncurrent liabilities	3,050	4,783
Total liabilities	30,040	28,928

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,536 and 4,394 shares, respectively	46	45
Additional paid-in capital	19,074	18,258
Retained earnings	25,514	25,191
Accumulated other comprehensive loss	(10,158)	(9,448)
Total shareholders’ equity	34,476	34,046
Total liabilities and shareholders’ equity	$64,516	$62,974

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Sales:
Product	$8,438	$10,142	$25,375	$29,526
Services	4,888	3,579	12,301	9,671
Total sales	13,326	13,721	37,676	39,197

Cost of sales:
Product	6,548	8,176	20,090	23,678
Services	1,804	1,316	4,798	3,544
Total cost of sales	8,352	9,492	24,888	27,222

Gross profit	4,974	4,229	12,788	11,975

Operating expenses:
Engineering and development	884	700	2,228	2,191
Selling, general and administrative	4,071	3,886	10,961	10,799
Total operating expenses	4,955	4,586	13,189	12,990
Operating income (loss)	19	(357)	(401)	(1,015)

Other income (expense):
Foreign exchange gain (loss)	618	(110)	777	(731)
Interest expense	(80)	(131)	(286)	(244)
Interest income	158	175	429	406
Gain on forgiveness of debt	—	—	—	2,196
Other income (expense), net	(20)	35	(17)	137
Total other income (expense), net	676	(31)	903	1,764
Income (loss) before income taxes	695	(388)	502	749
Income tax expense	11	35	28	868
Net income (loss)	$684	$(423)	$474	$(119)
Net income (loss) attributable to common shareholders	$646	$(423)	$450	$(119)

Net income (loss) per common share - basic	$0.15	$(0.10)	$0.11	$(0.03)
Weighted average common shares outstanding – basic	4,280	4,179	4,251	4,137

Net income (loss) per common share - diluted	$0.15	$(0.10)	$0.11	$(0.03)
Weighted average common shares outstanding – diluted	4,283	4,179	4,265	4,137

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income (loss)	$684	$(423)	$474	$(119)
Foreign currency translation (loss) gain adjustments, net	(558)	32	(710)	383
Total comprehensive income (loss)	$126	$(391)	$(236)	$264

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2022 and 2021:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147
Net income	—	—	—	684	—	684
Other comprehensive loss	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	254	—	—	254
Restricted stock cancellation	(1)	—	—	—	—	—
Restricted stock issuance	10	—	—	—	—	—
Purchase of common stock	(6)	—	—	(51)	—	(51)
Balance as of June 30, 2022	4,536	$46	$19,074	$25,514	$(10,158)	$34,476

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2021	4,394	$44	$17,605	$24,796	$(11,644)	$30,801
Net loss	—	—	—	(423)	—	(423)
Other comprehensive income	—	—	—	—	32	32
Stock-based compensation	—	—	243	—	—	243
Restricted stock cancellation	(17)	—	—	—	—	—
Balance as of June 30, 2021	4,377	$44	$17,848	$24,373	$(11,612)	$30,653

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2022 and 2021:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net income	—	—	—	474	—	474
Other comprehensive loss	—	—	—	—	(710)	(710)
Stock-based compensation	—	—	726	—	—	726
Restricted stock cancellation	(1)	(1)	—	—	—	(1)
Restricted stock issuance	151	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(19)	—	—	(151)	—	(151)
Balance as of June 30, 2022	4,536	$46	$19,074	$25,514	$(10,158)	$34,476

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net loss	—	—	—	(119)	—	(119)
Other comprehensive income	—	—	—	—	383	383
Stock-based compensation	—	—	748	—	—	748
Restricted stock cancellation	(17)		—	—	—	—
Restricted stock issuance	103	1	—	—	—	1
Issuance of shares under employee stock purchase plan	15	—	106	—	—	106
Balance as of June 30, 2021	4,377	$44	$17,848	$24,373	$(11,612)	$30,653

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended
	June 30,	June 30,
	2022	2021
Operating activities
Net income (loss)	$474	$(119)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	250	286
Amortization of intangibles	9	7
Loss on sale of fixed assets, net	15	1
Foreign exchange (gain) loss	(777)	731
Provision for losses on accounts receivable	(27)	51
Provision for obsolete inventory	17	29
Amortization of lease right-of-use assets	478	483
Stock-based compensation expense on stock options and restricted stock awards	726	748
Deferred income taxes	—	1,149
Increase in cash surrender value of life insurance	(1,189)	(143)

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	—	(2,196)

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	50	(2,974)
(Increase) decrease in inventories	(1,643)	82
Decrease (increase) in refundable income taxes	530	(338)
(Increase) decrease in operating lease right-of-use assets	(63)	9
Increase in other assets	(860)	(825)
Decrease in investment in lease	50	318
Decrease (increase) in long-term receivable	2,178	(4,475)
(Decrease) increase in accounts payable and accrued expenses	(322)	3,843
(Decrease) increase in interest payable	(71)	82
Decrease in operating lease liabilities	(420)	(352)
Increase in deferred revenue	2,775	499
Decrease in pension and retirement plans liabilities	(226)	(402)
Decrease in income taxes payable	—	(62)
(Decrease) increase in other long-term liabilities	(1,734)	4,445
Net cash provided by operating activities	220	877

Investing activities
Life insurance premiums paid	(70)	(70)
Proceeds from corporate life insurance owned policy	322
Proceeds from sales of property, equipment, and improvements	2	1
Purchases of property, equipment and improvements	(223)	(84)
Net cash provided by (used in) investing activities	31	(153)

Financing activities
Net payments under line-of-credit agreement	2,058	82
Repayments on debt	(647)	(248)
Principal payments on finance leases	(35)	(262)
Purchase of common stock	(151)	—
Proceeds from issuance of shares under equity compensation plans	90	106
Net cash provided by (used in) financing activities	1,315	(322)
Effects of exchange rate on cash	(158)	(13)
Net increase in cash and cash equivalents	1,408	389
Cash and cash equivalents beginning of period	20,007	19,264
Cash and cash equivalents end of period	$21,415	$19,653

Supplementary cash flow information:
Cash (received) paid for income taxes	$(233)	$114
Cash paid for interest	$184	$189

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$—	$2,196
Obtaining a right-of-use asset in exchange for a lease liability	$23	$—
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$1,232	$14,200

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

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

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of June 30, 2022

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

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products’ functionality, and post contract maintenance and support. Post contract maintenance and support is considered immaterial in the context of the contract and therefore is not a separate performance obligation. Multicomputer revenue is derived from the sale of hardware, software, extended warranties, royalties, and repair services.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$427	$128	$7,883	$8,011	$8,438
Service	311	83	4,494	4,577	4,888
Finance *	—	—	—	—	—
Total sales	$738	$211	$12,377	$12,588	$13,326

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$602	$130	$9,408	$9,538	$10,140
Service	356	83	3,140	3,223	3,579
Finance *	—	—	2	2	2
Total sales	$958	$213	$12,550	$12,763	$13,721

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,109	$402	$22,863	$23,265	$25,374
Service	836	280	11,185	11,465	12,301
Finance *	—	—	1	1	1
Total sales	$2,945	$682	$34,049	$34,731	$37,676

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$2,494	$1,774	$25,238	$27,012	$29,506
Service	908	260	8,503	8,763	9,671
Finance *	—	—	20	20	20
Total sales	$3,402	$2,034	$33,761	$35,795	$39,197

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as a principal party to the transaction or simply acting as an agent or broker based on control and timing. We are a principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are a principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that includes critical updates.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.5 million and $2.7 million as of June 30, 2022 and September 30, 2021, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of June 30, 2022 and September 30, 2021. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $4.7 million and $1.9 million as of June 30, 2022 and September 30, 2021, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. The long-term portion of contract liabilities were $0.1 million and $0.4 million as of June 30, 2022 and September 30, 2021, respectively. These noncurrent liabilities are recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the nine months ended June 30, 2022 that was included in contract liabilities as of September 30, 2021 was $0.9 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of June 30, 2022 and September 30, 2021. The portion of current capitalized costs were $112 thousand and $137 thousand as of June 30, 2022 and September 30, 2021, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended June 30, 2022 and 2021 were $91 thousand and $89 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2022 and 2021 were $272 thousand and $260 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended June 30, 2022 and 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The portion of current capitalized costs were $13 thousand as of June 30, 2022 and $13 thousand as of September 30, 2021. The portion of noncurrent capitalized costs were $0 thousand and $9 thousand as of June 30, 2022 and September 30, 2021, respectively. The amount of fulfillment costs amortized for the three months ended June 30, 2022 and 2021 were $3 thousand and $3 thousand, respectively. The amount of fulfillment costs amortized for the nine months ended June 30, 2022 and 2021 were $9 thousand and $9 thousand, respectively. These costs amortized were recorded in cost of sales. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the nine months ended June 30, 2022 and 2021.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022 is set forth in the table below:

(Amounts in thousands)
Fiscal 2022	$261
Fiscal 2023	662
Fiscal 2024	31
$954

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(Amounts in thousands except per share data)
Net income (loss)	$684	$(423)	$474	$(119)
Less: net income attributable to nonvested common stock	38	—	24	—
Net income (loss) attributable to common shareholders	$646	$(423)	$450	$(119)

Weighted average total shares outstanding – basic	4,535	4,179	4,481	4,137
Less: weighted average non–vested shares outstanding	255	—	230	—
Weighted average number of common shares outstanding – basic	4,280	4,179	4,251	4,137
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	3	—	14	—
Weighted average common shares outstanding – diluted	4,283	4,179	4,265	4,137

Net income (loss) per common share - basic	$0.15	$(0.10)	$0.11	$(0.03)
Net income (loss) per common share - diluted	$0.15	$(0.10)	$0.11	$(0.03)

All anti-dilutive securities, including certain stock options, are excluded from the diluted income (loss) per share computation. There are no outstanding stock options as of June 30, 2022 as they expired in the second quarter of fiscal year 2022. Non-vested restricted stock awards of 208 thousand and 209 thousand were excluded from the diluted loss per share calculation for the three and nine months ended June 30, 2021, respectively. These awards were excluded because there was a net loss for this period and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within Accounts receivable and Long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $4.9 million and $5.3 million as of June 30, 2022. These receivables are included in Accounts receivable and Long-term receivable in the amount of $6.5 million and $7.5 million as of September 30, 2021, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.9%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for Accounts and Long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of June 30, 2022 or September 30, 2021. There was no activity in the allowance for credit losses of these receivables for the nine months ended June 30, 2022 and 2021, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

There was one new agreement effective in the first quarter of fiscal year 2022 causing an increase in Accounts and Long-term receivable. This agreement included approximately $0.5 million of payments to be received over the next 2 years from the effective date of the agreement. The net revenue from this transaction was approximately $0.1 million during the first quarter of fiscal year 2022.

There was one new agreement effective in the third quarter of fiscal year 2022 causing an increase in Accounts and Long-term receivable. This agreement included approximately $0.8 million of payments to be received over the next

3 years from the effective date of the agreement. The net revenue from this transaction was approximately $0.3 million during the third quarter of fiscal year 2022.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2022 and 2021 was $108 thousand and $169 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2022 and 2021 was $369 thousand and $387 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2022	$2,182
2023	5,108
2024	1,839
2025	1,560
Total payments	10,689
Less: unearned interest income	(454)
Total, net of unearned interest income	$10,235

7.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2022	2021

	(Amounts in thousands)
Raw materials	$563	$736
Work-in-process	7	289
Finished goods	5,037	2,964
Total	$5,607	$3,989

We evaluate inventory for obsolescence on at least a quarterly basis or more frequently if needed. Our HPP segment has a multi-faceted approach in determining obsolescence including reviewing inventory by product line, program, and individual part. In the TS segment, we seek to minimize obsolete inventory by having nearly all of our inventory purchased in conjunction with a sales agreement. From time to time, we do purchase certain inventory in bulk to receive discounts, but only when we anticipate selling this inventory. The inventory we purchase at the TS segment is in high demand, especially in the current environment, and has a limited risk of obsolescence.

8.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2022 and 2021 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2022	June 30, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$2
Operating Lease:
Operating lease cost	Selling, general, and administrative	130	170
Short-term lease cost	Selling, general, and administrative	62	23
Total lease costs		$193	$195
Less sublease interest income	Revenue	—	(2)
Total lease costs, net of sublease interest income		$193	$193

The components of lease costs for the nine months ended June 30, 2022 and 2021 are as follows:

		Nine months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2022	June 30, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$3	$10
Operating Lease:
Operating lease cost	Selling, general, and administrative	472	538
Short-term lease cost	Selling, general, and administrative	93	36
Total lease costs		$568	$584
Less sublease interest income	Revenue	(1)	(20)
Total lease costs, net of sublease interest income		$567	$564

Supplemental cash flow information related to leases for three months ended June 30, 2022 and 2021 is below:

	Three months ended
	June 30, 2022	June 30, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131	$177
Operating cash flows from short-term leases	62	23
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	12	89
Lease assets obtained in exchange for new lease liabilities
Operating leases	23	—
Cash received from subleases	17	113

Supplemental cash flow information related to leases for nine months ended June 30, 2022 and 2021 is below:

	Nine months ended
	June 30, 2022	June 30, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$486	$553
Operating cash flows from short-term leases	93	36
Operating cash flows from finance leases	3	10
Financing cash flows from finance leases	35	262
Lease assets obtained in exchange for new lease liabilities
Operating leases	23	—
Cash received from subleases	51	338

9.            Accounts payable and other noncurrent liabilities

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 6, “Accounts and Long-Term Receivable” for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for the agreements was determined to be 5.0%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2022 and 2021 was $57 thousand and $92 thousand, respectively. Interest expense related to these agreements for the nine months ended June 30, 2022 and 2021 was $203 thousand and $121 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	June 30, 2022	June 30, 2021
	(Amounts in thousands)
Current	$1,758	$1,468
Less: discount	203	246
Accounts payable and accrued expenses	$1,555	$1,222

Noncurrent	$3,226	$4,403
Less: discount	177	353
Other noncurrent liabilities	$3,049	$4,050

The Company had a total of approximately $6.5 million due to one of these vendors as of June 30, 2022. This is approximately 38% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

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

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2020, the SBA Loans were formally forgiven. The $2.2 million gain is presented on the Condensed Consolidated Statement of Operations as Gain on forgiveness of debt for the nine months ended June 30, 2021.

Interest expense related to the notes for the three months ended June 30, 2022 and 2021 was $12 thousand and $21 thousand, respectively. Interest expense related to the notes for the nine months ended June 30, 2022 and 2021 was $39 thousand and $67 thousand, respectively.

	June 30, 2022	September 30, 2021
	(Amounts in thousands)
Current	$538	$808
Less: notes discount	27	51
Notes payable - current portion	$511	$757

Noncurrent	$449	$897
Less: notes discount	6	21
Notes payable - noncurrent portion	$443	$876

As of June 30, 2022 and September 30, 2021, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2022 and September 30, 2021, Company borrowings, all from the TS segment, under the inventory line of credit were $3.0 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of June 30, 2022 and September 30, 2021, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of June 30, 2022 and September 30, 2021 there were no cash withdrawals outstanding.

11.          Pension and Retirement Plans

The Company’s operations have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the U.S., the Company provides benefits through supplemental retirement plans to certain former employees. The U.S. supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. A gain on a life insurance policy of $0.1 million occurred during the second quarter of fiscal year 2022. The gain on this life insurance policy was not related to a current employee at time of expiration. The Company received $322 thousand from the life insurance policy during Q3 of fiscal year 2022. Additionally, during the fiscal third quarter management made the decision to pay back approximately $0.9 million of insurance policy loans. The Company also provides for officer death benefits through post-retirement plans to certain current officers of the Company in the U.S. All the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended June 30,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$68	$2	$70	$63	$3	$66
Expected return on plan assets	(118)	—	(118)	(103)	—	(103)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net loss	24	—	24	47	1	48
Net periodic (benefit) cost	$(24)	$2	$(22)	$9	$4	$13

Post Retirement:
Service cost	$—	$9	$9	$—	$8	$8
Interest cost	—	12	12	—	13	13
Amortization of net gain	—	(10)	(10)	—	(39)	(39)
Net periodic cost (benefit)	$—	$11	$11	$—	$(18)	$(18)

	Nine Months Ended June 30,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$206	$7	$213	$182	$8	$190
Expected return on plan assets	(354)	—	(354)	(299)	—	(299)
Amortization of past service costs	6	—	6	6	—	6
Amortization of net loss	73	1	74	136	3	139
Net periodic (benefit) cost	$(69)	$8	$(61)	$25	$11	$36

Post Retirement:
Service cost	$—	$31	$31	$—	$31	$31
Interest cost	—	35	35	—	35	35
Amortization of net gain	—	(14)	(14)	—	(14)	(14)
Net periodic cost	$—	$52	$52	$—	$52	$52

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2022				September 30, 2021
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$146	$146	$—	$—	$93	$93	$—	$—
Pooled funds	9,916	9,916	—	—	11,828	11,828	—	—
Total plan assets	$10,062	$10,062	$—	$—	$11,921	$11,921	$—	$—

12.            Income Taxes

An income tax expense of $11 thousand was recorded for the three months ended June 30, 2022 compared to an income tax expense of $35 thousand for the same period of 2021. An income tax expense of $28 thousand was recorded for the nine months ended June 30, 2022 compared to an income tax expense of $868 thousand for the same period of 2021. The income tax expense for the three and nine months ended June 30, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense for the three and nine months ended June 30, 2021 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended June 30, 2022 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2022	2021

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,760)	$(4,050)
Cumulative unrealized loss on pension liability	(5,398)	(5,398)
Accumulated other comprehensive loss, net	$(10,158)	$(9,448)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of June 30, 2022 or September 30, 2021.

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

	As of June 30, 2022		As of September 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$21,415	$21,415	$20,007	$20,007	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	10,235	10,235	13,968	13,968	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	5,830	5,830	5,747	5,747	3	Note 9
Line of Credit	2,999	2,999	941	941	2	Note 10
Notes payable	954	954	1,633	1,633	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of June 30, 2022 and September 30, 2021.

15.          Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2022 and 2021.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$427	$128	$7,883	$8,011	$8,438
Service	311	83	4,494	4,577	4,888
Total sales	$738	$211	$12,377	$12,588	$13,326
(Loss) income from operations	$(1,370)	$(29)	$1,418	$1,389	$19
Total assets	$8,862	$9,057	$46,597	$55,654	$64,516
Capital expenditures	$27	$—	$1	$1	$28
Depreciation and amortization	$28	$—	$51	$51	$79

2021
Sales:
Product	$602	$130	$9,410	$9,540	$10,142
Service	356	83	3,140	3,223	3,579
Total sales	$958	$213	$12,550	$12,763	$13,721
(Loss) income from operations	$(1,372)	$(95)	$1,110	$1,015	$(357)
Total assets	$8,501	$9,942	$42,113	$52,055	$60,556
Capital expenditures	$11	$—	$30	$30	$41
Depreciation and amortization	$41	$—	$50	$50	$91

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,109	$402	$22,864	$23,266	$25,375
Service	836	280	11,185	11,465	12,301
Total sales	$2,945	$682	$34,049	$34,731	$37,676
(Loss) income from operations	$(3,477)	$(120)	$3,196	$3,076	$(401)
Total assets	$8,862	$9,057	$46,597	$55,654	$64,516
Capital expenditures	$87	$—	$136	$136	$223
Depreciation and amortization	$91	$—	$168	$168	$259

2021
Sales:
Product	$2,494	$1,774	$25,258	$27,032	$29,526
Service	908	260	8,503	8,763	9,671
Total sales	$3,402	$2,034	$33,761	$35,795	$39,197
(Loss) income from operations	$(3,565)	$(130)	$2,680	$2,550	$(1,015)
Total assets	$8,501	$9,942	$42,113	$52,055	$60,556
Capital expenditures	$18	$—	$66	$66	$84
Depreciation and amortization	$134	$—	$159	$159	$293

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2022 and 2021.

	Three months ended June 30,				Nine months ended June 30,
	2022		2021		2022		2021
					(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$2.1	15%	$0.5	4%	$6.4	17%	$2.3	6%
Customer B	$0.2	1%	$1.4	11%	$0.7	2%	$2.2	6%

Customer A had a balance of $9.2 million, or 38%, of total consolidated accounts receivable and long-term receivable as of June 30, 2022. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of June 30, 2022. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of June 30, 2022.

16.          Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased 19,498 thousand shares of its outstanding common stock on the open market during the nine months ended June 30, 2022. As of June 30, 2022, approximately 174,627 shares remain authorized to repurchase under the stock repurchase program.

17.         Subsequent Event

Subsequent to the quarter ended June 30, 2022, we entered into a $12.8m sales agreement with a financing component, which includes receiving three payments with the final payment due in fiscal year 2024. We will receive the first payment during the fourth fiscal quarter of 2022. Our cost for this agreement will be paid in full in the fiscal fourth quarter of 2022. The revenue for this transaction will be recorded net during the fourth quarter of fiscal year 2022.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the nine months ended June 30, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

As of June 30, 2022, the Russian/Ukrainian military conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflict to the Company and our customers and suppliers.

Results of Operations

Overview of the three months ended June 30, 2022

Our sales decreased by approximately $0.4 million, or 3%, to $13.3 million for the three months ended June 30, 2022 as compared to $13.7 million for the three months ended June 30, 2021. The decrease in sales is the result of a decrease of $0.2 million in our TS segment combined with a $0.2 million decrease in our HPP segment. Our gross margin percentage increased to 37% of sales for the three months ended June 30, 2022 as compared to 31% for the three months ended June 30, 2021. For the three months ended June 30, 2022 there was an operating income of $19 thousand compared to an operating loss of $357 thousand for the three months ended June 30, 2021. Other income, (expense) net increased $0.7 million for the three months ended to June 30, 2022 as compared to the three months ended June 30, 2021. This is primarily due to a net increase in foreign exchange gain of $0.7 million from the prior year. The income tax expense of $11 thousand for the three months ended June 30, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $35 thousand for the three months ended June 30, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2022 and 2021:

		%		%
	June 30, 2022	of sales	June 30, 2021	of sales

	(Dollar amounts in thousands)
Sales	$13,326	100%	$13,721	100%
Costs and expenses:
Cost of sales	8,352	63%	9,492	69%
Engineering and development	884	7%	700	6%
Selling, general and administrative	4,071	31%	3,886	28%
Total costs and expenses	13,307	100%	14,078	103%
Operating income (loss)	19	—%	(357)	(3)%
Other income, (expense) net	676	5%	(31)	—%
Income (loss) before income taxes	695	5%	(388)	(3)%
Income tax expense	11	—%	35	—%
Net income (loss)	$684	5%	$(423)	(3)%

Sales

Our sales decreased by approximately $0.4 million to $13.3 million for the three months ended June 30, 2022 as compared to $13.7 million for the prior year period. The decrease in sales is the result of a decrease of $0.2 million in our TS segment combined with a $0.2 million decrease in our HPP segment.

TS segment sales change was as follows for the three months ended June 30, 2022 and 2021:

	June 30,		Increase (decrease)
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$8,011	$9,540	$(1,529)	(16)%
Services	4,577	3,223	1,354	42%
Total	$12,588	$12,763	$(175)	(1)%

The decrease in TS segment product sales of $1.5 million during the period is attributable to a decrease in the U.S. division due to decreased sales to several major customers and delays in obtaining product due to supply chain shortages. Service sales for the three months ended June 30, 2022 increased $1.4 million from the prior year period, which is attributable to the U.S. division. The increase in service sales included increased internal and third party service sales of $0.6 million, increased managed services sales of $0.4 million, and increased third party maintenance sales of $0.4 million.

HPP segment sales change was as follows for the three months ended June 30, 2022 and 2021:

	June 30,		Decrease
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$427	$602	$(175)	(29)%
Services	311	356	(45)	(13)%
Total	$738	$958	$(220)	(23)%

The HPP product sales decreased by $0.2 million for the three months ended June 30, 2022 as compared to the prior year period as a result of a decrease in Myricom sales. The HPP services sales remained relatively flat for the three months ended June 30, 2022 compared to the prior year period as a result of ARIA revenue increasing $0.1 million, offset with a decrease of $0.1 million in royalties on high-speed processing boards related to the E2D program.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2022 and 2021:

	June 30,				Increase (decrease)
	2022	%	2021	%	$	%

	(Dollar amounts in thousands)
Americas	$13,020	98%	$12,764	93%	$256	2%
Europe	189	1%	747	5%	(558)	(75)%
Asia	117	1%	210	2%	(93)	(44)%
Totals	$13,326	100%	$13,721	100%	$(395)	(3)%

The $0.3 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $0.4 million, partially offset by decreased sales by our HPP segment of $0.1 million. The $0.6 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s U.S. division of $0.4 million combined with a decrease in the HPP division of $0.2 million. The sales to Asia decreased by $0.1 million primarily due to a decrease in the TS segment’s U.S. division.

Gross Margins

Our gross margin ("GM") increased $0.7 million for the three months ended June 30, 2022 as compared to the prior year period. The GM as a percentage of sales increased to 37% for the three months ended June 30, 2022 as compared to the prior year period of 31%.

	June 30,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,612	37%	$3,664	29%	$948	8%
HPP	362	49%	565	59%	(203)	(10)%
Total	$4,974	37%	$4,229	31%	$745	6%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2022 and 2021 was as follows:

	June 30,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,745	22%	$1,748	18%	$(3)	4%
Services	2,867	63%	1,916	59%	951	4%
Total	$4,612	37%	$3,664	29%	$948	8%

The overall TS segment GM as a percentage of sales increased to 37% for the three month period ended June 30, 2022 compared to 29% for the prior year period. This was primarily due to increased GM from services revenue, which is relatively higher margin compared to product revenue from the prior year. Product GM as a percentage of product sales increased to 22% for the three months ended June 30, 2022 from 18% for the prior year period. This was primarily due to higher margin products being sold to several major customers. Service GM as a percentage of service sales increased to 63% for the three months ended June 30, 2022 from 59% for the prior year period due to increased third party maintenance sales and increased selling prices for internal services in proportion to cost of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2022 and 2021 was as follows:

	June 30,
	2022		2021		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$144	34%	$219	36%	$(75)	(2)%
Services	218	70%	346	97%	(128)	(27)%
Total	$362	49%	$565	59%	$(203)	(10)%

The overall HPP segment GM as a percentage of sales decreased to 49% for the three months ended June 30, 2022 from 59% for the three months ended June 30, 2021. The 2% decrease in product GM as a percentage of product revenue for the three months ended June 30, 2022 compared to the same prior year period is due to product mix. The 27% decrease in service GM as a percentage of services revenue from prior year was due to decreased royalty sales, which are nearly all margin along with increased manufacturing overhead expenses including payroll.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased $184 thousand for the three months ended June 30, 2022 to $0.9 million when compared to the prior year period due to increased consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2022 and 2021:

	Three months ended June 30				$	%
		% of		% of	Increase	Increase
	2022	Total	2021	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,223	79%	$2,649	68%	$574	22%
HPP segment	848	21%	1,237	32%	(389)	(31)%
Total	$4,071	100%	$3,886	100%	$185	5%

SG&A expenses of $4.1 million for the three months ended June 30, 2022 increased $0.2 million as compared to the prior year period. The TS segment G&A expenses increased by approximately $0.6 million due to increased variable compensation. The HPP segment SG&A expenses decreased approximately $0.4 million for the three months ended June 30, 2022 as compared to the prior year period due to decreased headcount related payroll expenses and stock compensation.

Other Income/Expenses

The following table details other income (expense) for the three months ended June 30, 2022 and 2021:

	Three months ended
			Increase
	June 30, 2022	June 30, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange gain (loss)	$618	$(110)	$728
Interest expense	(80)	(131)	51
Interest income	158	175	(17)
Other income (expense), net	(20)	35	(55)
Total other income (expense), net	$676	$(31)	$707

The $0.7 million increase in total other income (expense), net for the three months ended June 30, 2022 as compared to the prior year period is primarily due to a net increase in foreign exchange gain of $0.7 million.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain is primarily from a Euro and U.S. Dollar bank account. The US dollar strengthened relative to the British Pound for the three months ended June 30, 2022 causing a foreign exchange gain combined with the Euro strengthening relative to the British Pound for the same period.

The interest income decrease of $17 thousand for the three months ended June 30, 2022 as compared to the prior year period is primarily due to more principal payments and the receivables accruing less interest from prior year periods, partially offset with additional agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) from the TS-US segment in the current year.

The interest expense decrease of $51 thousand for the three months ended June 30, 2022 as compared to the prior year period is related to the TS U.S. division entering into two large multi-year contracts in the second quarter of fiscal year 2021, which incurred less interest expense in fiscal year 2022 due to principal payments. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

The income tax expense of $11 thousand for the three months ended June 30, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $35 thousand for the three months ended June 30, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period,offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended June 30, 2022 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Overview of the nine months ended June 30, 2022

Our sales decreased by approximately $1.5 million, or 4%, to $37.7 million for the nine months ended June 30, 2022 as compared to $39.2 million for the nine months ended June 30, 2021. The decrease in sales is the result of a decrease of $1.1 million in our TS segment and a decrease of approximately $0.4 million in our HPP segment. Our gross margin percentage increased to 34% of sales for the nine months ended June 30, 2022 as compared to 31% for the nine months ended June 30, 2021. For the nine months ended June 30, 2022 there was an operating loss of $0.4 million compared to an operating loss of $1.0 million for the nine months ended June 30, 2021. Other income, (expense) net decreased $0.9 million for the nine months ended to June 30, 2022 as compared to the nine months ended June 30, 2021. The two largest items contributing to this change is the forgiveness of the Payroll Protection Program loans in the prior year in the amount of $2.2 million causing a gain which did not occur in the current period, partially offset with a net increase in foreign exchange gain of $1.5 million from the prior year. The income tax expense of $28 thousand for the nine months ended June 30, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $868 thousand for the nine months ended June 30, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2022 and 2021:

		%		%
	June 30, 2022	of sales	June 30, 2021	of sales

	(Dollar amounts in thousands)
Sales	$37,676	100%	$39,197	100%
Costs and expenses:
Cost of sales	24,888	66%	27,222	69%
Engineering and development	2,228	6%	2,191	6%
Selling, general and administrative	10,961	29%	10,799	28%
Total costs and expenses	38,077	101%	40,212	103%
Operating loss	(401)	(1)%	(1,015)	(3)%
Other income, (expense) net	903	2%	1,764	5%
Income before income taxes	502	1%	749	2%
Income tax expense	28	—%	868	2%
Net income (loss)	$474	1%	$(119)	—%

Sales

Our sales decreased by approximately $1.5 million to $37.7 million for the nine months ended June 30, 2022 as compared to $39.2 million for the prior year period. The decrease in sales is the result of a decrease of $1.1 million in our TS segment and a decrease of approximately $0.4 million in our HPP segment.

TS segment sales change was as follows for the nine months ended June 30, 2022 and 2021:

	June 30,		Increase (decrease)
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$23,266	$27,032	$(3,766)	(14)%
Services	11,465	8,763	2,702	31%
Total	$34,731	$35,795	$(1,064)	(3)%

The decrease in TS segment product sales of $3.8 million during the period as compared to the prior year period is attributable to a decrease in the U.S. division of $2.4 million due to decreased sales to several major customers and delays in obtaining product due to supply chain shortages, combined with decreased sales in the U.K. division of $1.4 million due to one customer not repeating a high volume of sales in the current period. Service sales for the nine months ended June 30, 2022 increased $2.7 million from the prior year period, which is attributable to the U.S. division. The changes in service sales included increased internal and third party service sales of $1.3 million, increased managed services sales of $1.2 million, and increased third party maintenance sales of $0.2 million.

HPP segment sales change was as follows for the nine months ended June 30, 2022 and 2021:

	June 30,		Decrease
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$2,109	$2,494	$(385)	(15)%
Services	836	908	(72)	(8)%
Total	$2,945	$3,402	$(457)	(13)%

The HPP product sales decreased by $0.4 million for the nine months ended June 30, 2022 as compared to the prior year period, primarily as a result of an approximately $0.5 million decrease in E2D part sales, partially offset with an increase of Myricom sales of $0.1 million. The HPP services sales decreased $0.1 million for the nine months ended June 30, 2022 compared to the prior year period from decreased royalties on high-speed processing boards related to the E2D program of $0.1 million combined with decreased repairs of $0.1 million, partially offset with an increase of $0.1 million in ARIA revenue.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2022 and 2021:

	June 30,				Increase (decrease)
	2022	%	2021	%	$	%

	(Dollar amounts in thousands)
Americas	$36,187	96%	$35,547	91%	$640	2%
Europe	1,202	3%	3,067	8%	(1,865)	(61)%
Asia	287	1%	583	1%	(296)	(51)%
Totals	$37,676	100%	$39,197	100%	$(1,521)	(4)%

The $0.6 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $0.8 million, partially offset with a decrease in the TS U.K. division of $0.2 million. The $1.9 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.K. division of $1.2 million due to a large volume by one customer in the prior year which did not reoccur in the current period combined with a decrease in the TS U.S. division of $0.3 million and a decrease in the HPP segment of $0.3 million. The sales to Asia decreased by $0.3 million due to a decrease in the HPP segment of $0.2 million combined with a decrease in the TS segment’s U.S. division of $0.1 million.

Gross Margins

Our gross margin ("GM") increased $0.8 million for the nine months ended June 30, 2022 as compared to the prior year period. The GM as a percentage of total sales increased to 34% for the nine months ended June 30, 2022 as compared to the prior year period of 31%. The GM as a percentage of total sales increased in the TS segment, but this was partially offset by a decrease in the HPP segment.

	June 30,
	2022		2021		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$11,284	32%	$9,985	28%	$1,299	4%
HPP	1,504	51%	1,990	58%	(486)	(7)%
Total	$12,788	34%	$11,975	31%	$813	3%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2022 and 2021 was as follows:

	June 30,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$4,459	19%	$4,728	17%	$(269)	2%
Services	6,825	60%	5,257	60%	1,568	—%
Total	$11,284	32%	$9,985	28%	$1,299	4%

The TS segment GM as a percentage of total sales increased to 32% for the nine month period ended June 30, 2022 compared to 28% from the prior year period. This was primarily due to significantly increased GM from services compared to the prior year period combined with increased product GM as a percentage of revenue to 19% for the nine month period ended June 30, 2022 compared to 17% for the prior year period. The product GM as a percentage of product revenue was primarily due higher margin products being sold to several customers including a new customer having significant volume with relatively high margins. Service GM as a percentage of service sales remained relatively flat at 60% for the nine months ended June 30, 2022 compared to the prior year period due to increased sales offset with the U.S. division having wage increases and additional hires to sustain the growth of managed services.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2022 and 2021 was as follows:

	June 30,
	2022		2021		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$826	39%	$1,120	45%	$(294)	(6)%
Services	678	81%	870	96%	(192)	(15)%
Total	$1,504	51%	$1,990	58%	$(486)	(7)%

The overall HPP segment GM as a percentage of sales decreased to 51% for the nine months ended June 30, 2022 from 58% for the nine months ended June 30, 2021. The 6% decrease in product GM was primarily attributed to lower margin product sold for the nine months ended June 30, 2022 compared to the same prior year period. The 15% decrease in service GM as a percentage of services revenue from the prior year period was due to decreased royalty sales, which are nearly all margin along with increased manufacturing overhead expenses including payroll.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained relatively flat at $2.2 million for the nine months ended June 30, 2022 when compared to the prior year period due to decreased headcount related expenses offset with higher consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2022 and 2021:

	Nine months ended June 30,				$	%
		% of		% of	Increase	Increase
	2022	Total	2021	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$8,208	75%	$7,435	69%	$773	10%
HPP segment	2,753	25%	3,364	31%	(611)	(18)%
Total	$10,961	100%	$10,799	100%	$162	2%

SG&A expenses decreased $0.2 million for the nine months ended June 30, 2022 compared to the prior year period. The $0.8 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of approximately $0.7 million increased variable compensation and $0.1 million increased marketing, travel, and other expenses. The HPP segment SG&A expenses decreased approximately $0.6 million for the nine months ended June 30, 2022 as compared to the prior year period due to a decrease in headcount as well as a decrease in expenses including variable and stock compensation.

Other Income/Expenses

The following table details other income (expense) for the nine months ended June 30, 2022 and 2021:

	Nine months ended
			Increase
	June 30, 2022	June 30, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange gain (loss)	$777	$(731)	$1,508
Interest expense	(286)	(244)	(42)
Interest income	429	406	23
Gain on debt forgiveness	—	2,196	(2,196)
Other income, net	(17)	137	(154)
Total other income (expense), net	$903	$1,764	$(861)

The $0.9 million decrease in total other income (expense), net for the nine months ended June 30, 2022 as compared to the prior year period is primarily due to forgiveness of the Payroll Protection Program loans in the prior year for a gain of $2.2 million, partially offset with a net change of foreign exchange gain of approximately $1.5 million in the current period. Additionally, other income (expense), net decreased by $0.2 million primarily due to a one-time gain from an overpayment of a rebate received in the prior year, which did not reoccur in the current year period. The rebate was several years old, which is the reason it was recorded in other income (expense), net.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain is primarily from a U.S. Dollar bank account, partially offset with a foreign exchange loss from a Euro bank account. The US dollar significantly strengthened relative to the British Pound for the nine months ended June 30, 2022 which caused the foreign exchange gain, partially offset by the Euro weakening relative to the British Pound for the same period.

The interest income increase of $23 thousand for the nine months ended June 30, 2022 as compared to the prior year period is primarily related to additional interest income from agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) during fiscal year 2022, which were partially offset with lower interest income recognized from prior agreements as time elapses due to principal payments being received in the TS-US segment from agreements in the prior year periods.

The interest expense increase of $42 thousand for the nine months ended June 30, 2022 as compared to the prior year period is related to the TS U.S. division entering into multiple multi-year contracts starting in the second quarter of fiscal year 2021 causing fiscal year 2022 to increase due to a full nine months of interest expense incurred. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

The income tax expense of $28 thousand for the nine months ended June 30, 2022 is primarily driven by minimum state tax expenses, as the Company continues to maintain a full valuation allowance on their operations. The income tax expense of $868 thousand for the nine months ended June 30, 2021 was primarily driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for the change in tax law, allowing for the immediate deduction of covered expense incurred through the Paycheck Protection Program.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended June 30, 2022 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $1.4 million to $21.4 million as of June 30, 2022 from $20.0 million as of September 30, 2021.

Our significant sources of cash for the nine months ended June 30, 2022 included an increase in deferred revenue of $2.9 million, an increase of $2.1 million in net amount received under the line-of-credit agreement, and a decrease in accounts receivable and long-term receivable of $2.1 million.

Our significant uses of cash for the nine months ended June 30, 2022 were primarily related to a decrease in accounts payable and accrued expenses and other long-term liabilities of $2.1 million, an increase in inventory of $1.6 million, repayment of life insurance policy loans of $0.9 million, repayments on debt of $0.7 million, and purchases of property, equipment, and improvements of $0.2 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $8.9 million as of June 30, 2022 and consisted of 0.4 million Euros, 0.3 million British Pounds, and 8.3 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements.

As of June 30, 2022 and September 30, 2021, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $12.0 million and $14.1 million were available as of June 30, 2022 and September 30, 2021, respectively. As of June 30, 2022 and September 30, 2021 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Purchases of equity securities

On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased approximately 7 thousand shares of its outstanding common stock on the open market during the three months ended June 30, 2022. As of June 30, 2022, approximately 175 thousand shares remain authorized to repurchase under the stock repurchase program

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended June 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
April 1-30, 2022	4,500	$7.46	4,500	176,827
May 1-31, 2022	1,300	$7.44	1,300	175,527
June 1-30, 2022	900	$9.03	900	174,627

(1)	On December 29, 2021, the Company announced the commencement of purchases under our stock repurchase program, which was originally authorized and announced February 8, 2011. This program originally allowed the Company to purchase up to 250,000 shares of its Common Stock. As of the December 29, 2021 announcement, 194,125 shares of Common Stock were available to be repurchased under the stock repurchase program. The program does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021, (b) our Condensed Consolidated Statements of Income (Loss) for the three and nine months ended June 30, 2022 and 2021, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2022 and 2021, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2022 and 2021, (e) our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 10, 2022	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 10, 2022	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer