Form 10-K
period 2022-09-30
CSP INC /MA/
filed 2022-12-08
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,097,563, based on the closing sale price of $7.88 as reported on the Nasdaq Global Market on March 31, 2022.

As of December 6, 2022, we had outstanding 4,554,788 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2022.

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

Segments

CSPI operates in two segments: Technology Solutions ("TS") and High Performance Products ("HPP").

TS Segment

●	The TS segment consists of our wholly-owned Modcomp, Inc. subsidiary, which operates in the United States and the United Kingdom.
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

HPP Segment

●	The HPP segment revenue comes from three distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters for commercial, government and OEM customers; and (iii) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio starting with an underlying platform, hosted applications that reside on top, as well as any supporting hardware then deployed in turn-key security deployments. All are developed to secure an organization’s network, enterprise-wide, to better protect critical devices, applications and high-value data from breaches or other disruptive attacks. Revenue is derived from: (i) license sales of our software platform components, (ii) supporting hardware and (iii) any required support packages. The software licenses, as well as the support packages, are renewable on a recurring basis. The ARIA SDS platform and applications can also be deployed on customer provided virtual machines or on our Myricom SmartNIC adapters which can be directly inserted into our customers servers or integrated as part of our turn-key appliances. Either of these approaches can be deployed into a customer’s data center environments or within Cloud Platform services such as AWS and Azure to provide cybersecurity services.

●	The ARIA portfolio is of value to regulated industries, such as financial services or healthcare, due to the rise of data-privacy regulations enforced at the federal, U.S. state, and international level, as well as industry entities. Due to the COVID-19 pandemic and the resulting increase in hybrid remote workforce models, we believe ARIA SDS will provide additional protection against exploits entering in from home-based computers and networks. In addition, due to the complexities and high-costs associated with enterprise-wide security, particularly in the creation and operation of Security Operation Centers (“SOCs”), we believe that ARIA will be attractive to organizations that desire SOC level protections without incurring the procurement of disparate tools and the need to hire and retain highly-trained security analysts. We also have begun selling our unique, solution into Managed Security Service Providers (“MSSPs”) that want to offer a lower cost, more effective service at detecting todays widening range of cyber attacks. The ARIA SDS portfolio of software based products will continue to expand based on customer feedback during Fiscal 2023.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security. Our primary customers for packet capture include government agencies that need to capture and/or analyze network traffic at line rate, and OEMs selling into vendors of computer security appliances. Financial institutions, such as banks and brokerage firms, use Myricom adapters to decrease transaction times. Our machine vision customers, primarily in the manufacturing industry, use our adapters and software for high fidelity video capture and processing.

●	There was limited revenue for HPP products in fiscal 2022. This was primarily due to supply chain issues which delayed delivery of components used by our Myricom Hardware. We hope to clear the majority of our backlog during the first half of FY 2023.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs and supported for several years. Revenue flows come from servicing previously deployed products for a modest number of existing high-value defense customers. The revenue from these products, as a percentage of overall Company revenue, is expected to continue to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2022 and 2021. Additional segment and geographical information are set forth in Note 18 Segment Information to the consolidated financial statements.

Segment	2022	%	2021	%

	(Dollar amounts in thousands)
TS	$50,518	93%	$44,585	91%
HPP	3,843	7%	4,623	9%
Total Sales	$54,361	100%	$49,208	100%

TS Segment

Products and Services

Integration Solutions

The TS segment is a value-added reseller ("VAR") of third-party hardware and software technology solutions along with our, advanced technology consulting, professional IT, managed IT and Cloud services. Our value proposition is our ability to support the complete IT life cycle of planning, designing, implementing and optimizing a comprehensive solution into our customer’s IT environments, to help achieve their expected business outcomes.

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

Sources and Availability of Product

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, NVIDIA, Marvel, and BCRM for a variety of processors for certain products. While we believe that many of our competitors face similar supply chain risks, we continue to work closely with our long term suppliers in meeting our projected sales obligations; however, if a long term supplier is unable to provide sufficient components, and we are unable to find alternative suppliers, our projected sales may be materially impacted.

COVID-19 has adversely affected manufacturers, which has led to production disruptions, resulting in supply shortages. We are working to clear the backlog in fiscal 2023, although, there can be no assurances that supply shortages will be resolved or that our backlog will be timely cleared.

Backlog

The gross backlog of customer orders and contracts for the TS segment was approximately $18.2 million at September 30, 2022, as compared to $8.7 million at September 30, 2021. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2023.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security and protection of critical assets, applications and devices by improving their ability to find, stop, and prevent cyberattacks.

Markets and Marketing

Cyber Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cybersecurity solutions to find and stop attacks, while also reducing their operating costs. At the present time, our ARIA SDS solutions are primarily offered through our direct sales channel, however, we have begun to add channel partners such as independent resellers.

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

Aerospace & Defense Market

Our focus for fiscal 2023 and beyond is to continue our support of system deployments to be made by government entities.

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

Manufacturing, Assembly and Testing

Currently, products are shipped to our customers directly from our plant in Lowell, Massachusetts. Our manufacturing activities consist mainly of final assembly and testing of printed circuit boards and systems that are designed by us and fabricated by outside third-party vendors, as well as integration of our software onto the Myricom NICs and turnkey appliances.

Sources and Availability of Raw Materials

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, NVIDIA, Marvel, and BCRM for a variety of processors for certain products. While we face the same supply chain risks as the rest of our competitors, we continue to work closely with our long term suppliers to meet our projected sales obligations.

COVID-19 has adversely affected manufacturers, which has led to production disruptions, resulting in supply shortages. We are working to clear the backlog in fiscal 2023.

Research and Development

For the year ended September 30, 2022, our expenses for R&D were approximately $3.1 million compared to approximately $2.9 million for the year ended September 30, 2021. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2022 and 2021 involved development of the ARIA SDS product set, ARIA Zero Trust (AZT), and enhancements to our Myricom products. We expect to continue to make investments related to the development of new hardware adapter products and new cybersecurity software applications.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have newly issued as well as pending patents for the ARIA SDS software and will be pursuing additional patent rights over time.

Backlog

The gross backlog of customer orders and contracts in the HPP segment was $5.0 million at September 30, 2022 as compared to $4.3 million at September 30, 2021. Our backlog can fluctuate greatly. We can experience possible large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected nearly all of the customer orders in backlog will ship and/or be provided through fiscal year 2023.

Significant Customers

See Note 18 Segment Information in the notes to the consolidated financial statements for detailed information regarding customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2022 and 2021.

Employees

As of September 30, 2022, we had approximately 117 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2022, one customer accounted for $10.4 million, or 19%, of our total revenues for the fiscal year. For the fiscal year ended September 30, 2021, no one customer accounted for 10% or more of our total revenues for the fiscal year. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

The complexity of our products, particularly in the HPP segment, could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.

Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted.

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like NVIDIA for our high-speed interconnect components and Marvel for Myricom components. Generally, suppliers may terminate our purchase orders without cause upon 30 days’ notice and may cease offering products to us upon 180 days’ notice. To the extent our key vendors, such as NVIDIA and Marvel were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 4% and 8% of our total revenue for the fiscal years ended September 30, 2022 and 2021, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Pandemics, epidemics, or disease outbreaks, such as COVID-19 may cause harm to us, our employees, our clients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.  The impact of a pandemic, epidemic, or other disease outbreak, such as COVID-19, may include, but would not be limited to: (i) disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce; (ii) volatility in the demand for or availability of our products and services, (iii) inability to meet our customers’ needs due to disruptions in the manufacture, sourcing and distribution of our products and services, or (iv) failure of third parties on which we rely, including our suppliers, clients, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so. As a result of the World Health Organization characterizing the COVID-19 outbreak as a pandemic on March 11, 2021, national, state, and local governments have taken actions such as declaring a state of emergency, establishing social distancing guidelines, and shutting down certain businesses which are not considered essential in part or entirely. The Company has complied with such actions causing most employees to work remotely in all locations. Such measures could have a material adverse effect on our business, financial condition and results of operations.

Government Contracting Risks

We depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 2% of our total revenue in fiscal year 2022 and 4% of our total revenue in fiscal year 2022 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD,  if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products develop similar technology independently or otherwise obtain and use information that we regard as proprietary and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Furthermore, with respect to our issued patents and patent applications, we cannot assure that patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will include competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have significant customers or suppliers in Russia or Ukraine, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of Russian-Ukraine military conflict and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in section entitled "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Our stock price may continue to be volatile.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced and may continue to experience substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

●	loss of a major customer;
●	loss of a major supplier;
●	inflationary pressures;
●	the addition or departure of key personnel;
●	variations in our quarterly operating results;
●	announcements by us or our competitors of significant contracts, new products or product enhancements;
●	acquisitions, distribution partnerships, joint ventures or capital commitments;
●	regulatory changes;
●	sales of our common stock or other securities in the future;
●	changes in market valuations of technology companies; and
●	fluctuations in stock market prices and volumes.

In addition, the stock market in general and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If any shareholder were to issue a lawsuit, we could incur substantial costs defending the lawsuit and the attention of management could be diverted.

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2022. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Owned
		or	Approximate
Location	Principal Use	Leased	Floor Area
TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	11,815 S.F.
1182 East Newport Center Drive	Sales, Marketing and
Deerfield Beach, FL 33442	Administration

Modcomp, Ltd.	Sales, Marketing and	Leased	484 S.F.
Indigo House, Mulberry Business Park	Administration
Wokingham, Berkshire RG41 2GY
United Kingdom

HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	8,257 S.F.
175 Cabot Street, Suite 210	Manufacturing, Sales,
Lowell, MA 01854	Marketing and
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

	2022		2021
Fiscal Year:	High	Low	High	Low
1st Quarter	$9.30	$8.09	$8.71	$7.09

2nd Quarter	$8.94	$6.99	$12.76	$7.96
3rd Quarter	$9.68	$6.81	$11.60	$8.47
4th Quarter	$8.95	$7.12	$10.85	$8.70

Stockholders.   We had approximately 72 holders of record of our common stock as of December 6, 2022. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,347.

Purchases of equity securities.

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

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
August 1-31, 2022	1,300	$8.10	1,300	173,327
September 1-30, 2022	1,600	$8.02	1,600	171,727

(1)	On December 29, 2021, the Company announced the commencement of purchases under our stock repurchase program, which was originally authorized and announced February 8, 2011. This program originally allowed the Company to purchase up to 250,000 shares of its Common Stock. As of the December 29, 2021 announcement, 194,125 shares of Common Stock were available to be repurchased under the stock repurchase program. The program does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Dividends.   As of May 14, 2020, we suspended our stock repurchase program and the payment of quarterly cash dividends until further economic clarity. The dividend was reinstated on August 10, 2022. There were no dividends paid in fiscal year 2021. For the fiscal year ended September 30, 2022 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2022	8/10/2022	8/22/2022	9/9/2022	$0.03

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

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with and supply shortages are pervasive with many of them. The HPP segment has and continues to experience shortages with their vendors as well. If we are unable to successfully resolve these disruptions and shortages, the timing and amount of our future results may be  materially impacted. The HPP segment secured a $1.8 million contract for real-time networking monitoring for cyber attack detection in the first quarter of fiscal year 2021, but due to the delays by manufacturers the sale is anticipated to be recognized fully in revenue in fiscal year 2023 when we can obtain the product from the manufacturers. Related to the supply shortage and potentially inflation, we have experienced price increases for our products, which we try to pass on to the customer.

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

As of September 30, 2022, the Russian/Ukrainian military conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflict to the Company and our customers and suppliers.

Overview of Fiscal 2022 Results of Operations

Revenue increased by approximately $5.2 million, or 10%, to $54.4 million for the fiscal year ended September 30, 2022 versus $49.2 million for the fiscal year ended September 30, 2021.

Gross profit margin percentage increased, from 33% of revenues for the fiscal year ended September 30, 2021 to 35% for the fiscal year ended September 30, 2022.

We generated an operating loss of $40 thousand for the fiscal year ended September 30, 2022 as compared to an operating loss of approximately $1.4 million for the fiscal year ended September 30, 2021.

Other income, (expense) net was $2.0 million for the fiscal year ended September 30, 2022 as compared to $2.0 million for the prior year.

A one-time gain of $465k occurred in fiscal year 2021, which was a purchase price adjustment of a subsidiary (Modcomp GmbH) that was sold in fiscal year 2018. This is classified as discontinued operations. There are no further amounts to be received in connection with the purchase agreement from the original sale.

The Company recorded an income tax provision of approximately $50 thousand for the fiscal year ended September 30, 2022, which reflected an effective tax rate of 3% for the year ended September 30, 2022. The provision is primarily driven by the state tax expense. For the fiscal year ended September 30, 2021, the income tax provision was $444 thousand, which reflected an effective tax rate of 39%. The provision is primarily driven by the recording of a partial valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized partially offset by current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34%.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2022	of sales	September 30, 2021	of sales

	(Dollar amounts in thousands)
Sales	$54,361	100%	$49,208	100%
Costs and expenses:
Cost of sales	35,534	65%	33,059	67%
Engineering and development	3,084	6%	2,887	6%
Selling, general and administrative	15,783	29%	14,624	30%
Total costs and expenses	54,401	100%	50,570	103%
Operating loss	(40)	-%	(1,362)	(3)%
Other income, (expense) net	1,979	4%	2,040	4%
Income before income taxes	1,939	4%	678	1%
Income tax expense	50	—%	444	1%
Net income from continuing operations	$1,889	3%	$234	—%
Gain on sale of discontinued operations	—	—%	465	1%
Net income	$1,889	3%	$699	1%

Revenues

Revenue increased by approximately $5.2 million, or approximately 10%, to $54.4 million for the fiscal year ended September 30, 2022 versus $49.2 million for the fiscal year ended September 30, 2021. Our TS segment revenue increased by approximately $5.9 million consisting of an increase of $7.1 million in our U.S. division, partially offset by a decrease of $1.2 million in our U.K. division. Our HPP segment revenue decreased by approximately $0.8 million or 17%.

TS segment revenue changes by products and services for the fiscal years ended September 30 were as follows:

	September 30,		Increase
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$34,172	$32,100	$2,072	6%
Services	16,346	12,485	3,861	31%

Total	$50,518	$44,585	$5,933	13%

The increase in TS segment product revenue of $2.1 million during the period was the result of a $3.1 million increase in the U.S. division, partially offset by a decrease of approximately $1.0 million in the U.K. division. As the economic environment returns to pre-pandemic levels it has led to customers’ budgets not being as constrained as prior year leading to increased sales in the U.S. division. The increase in our U.S. division product revenue year over year was primarily associated with several major customers, partially offset by a decrease with several other customers. The decrease in the U.K. division year over year was primarily associated with a decrease with one major customer. The increase in TS segment service revenue of $3.9 million as compared to the prior year was due to a $4.0 million increase in the U.S. division, partially offset with a $0.1 million decrease in the U.K. division. In fiscal year 2022 as compared to the prior year, the U.S. division had an increase of $1.5 million in managed services, an increase of $1.3 million in services provided by the Company and third party services, and an increase of $1.2 million in third party maintenance revenue.

HPP segment revenue changes by product and services for the fiscal years ended September 30 were as follows:

	September 30,		Decrease
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$2,516	$3,126	$(610)	(20)%
Services	1,327	1,497	(170)	(11)%
Total	$3,843	$4,623	$(780)	(17)%

The decrease in HPP product revenue of $0.6 million in the fiscal year ended September 30, 2022 was primarily the result of an approximately $0.6 million decrease in Multicomputer product line shipments for the fiscal year ended September 30, 2022 as compared to the fiscal year ended September 30, 2021. The decrease in HPP service revenue of approximately $0.2 million for the fiscal year ended September 30, 2022 period was primarily the result of a $0.4 million decrease in royalty revenues on high-speed processing boards related to the E2D program, partially offset with higher ARIA sales of $0.2 million as compared to the fiscal year ended September 30, 2021.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

	September 30,				Increase (decrease)
	2022	%	2021	%	$	%

	(Dollar amounts in thousands)
Americas	$52,486	96%	$45,321	92%	$7,165	16%
Europe	1,407	3%	3,203	7%	(1,796)	(56)%
Asia	468	1%	684	1%	(216)	(32)%
Totals	$54,361	100%	$49,208	100%	$5,153	10%

The $7.2 million increase in the Americas revenue for the fiscal year ended September 30, 2022 as compared to the fiscal year ended September 30, 2021 was primarily due to increased revenue by our TS-US division of approximately $7.7 million, partially offset with a decrease of $0.2 million attributable to the TS-UK division combined with decreased sales by our HPP segment of approximately $0.3 million. The $1.8 million decrease in Europe revenue for the fiscal year ended September 30, 2022 as compared to the prior year period was primarily due to decreased sales by our TS-UK division of approximately $1.0 million, a decrease in sales by our TS-US division of approximately $0.5 million, and a decrease of $0.3 million in our HPP segment. The $0.2 million decrease in Asia revenue for the fiscal year ended September 30, 2022 as compared to the prior year period was the result of decreased revenue by our HPP segment of $0.1 million combined with a $0.1 million decrease in our TS-U.S. division.

Gross Margins

Our gross margin ("GM") increased by $2.7 million to $18.8 million for fiscal year 2022 as compared to GM of approximately $16.1 million for fiscal year 2021. The total GM as a percentage of revenue increased to 35% for fiscal year 2022 from 33% for fiscal year 2021. The increase in total GM as a percentage of revenue was primarily attributed to a significantly higher increase in service revenue, which has a higher GM as a percentage of revenue, versus product revenue. The improved product GM as a percentage of revenue has been a focus in fiscal year 2022, particularly in the TS segment. The 8% decrease in HPP GM as a percentage of revenue from prior year was due to decreased royalty sales, which are nearly all margin.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	September 30,
	2022		2021		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$16,879	33%	$13,405	30%	$3,474	3%
HPP	1,948	51%	2,744	59%	(796)	(8)%
Total	$18,827	35%	$16,149	33%	$2,678	2%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	September 30,
	2022		2021		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$6,818	20%	$5,898	18%	$920	2%
Services	10,061	62%	7,507	60%	2,554	2%
Total	$16,879	33%	$13,405	30%	$3,474	3%

The overall TS segment GM as a percentage of revenue increased to 33% in fiscal year 2022 from 30% in fiscal year 2021. The increase in GM as a percentage of revenue was primarily attributed to increased GM as a percentage of revenue for both product and service revenue than in fiscal year 2021. The $0.9 million increase in our TS segment product GM in fiscal year 2022 as compared to the prior year resulted from an increase in GM in the U.S. division. The $2.6 million increase in the TS segment service GM in fiscal year 2022 as compared to the prior year primarily resulted from increased service GM of $2.7 million in the U.S. division, partially offset by a decrease of $0.1 million in the U.K. division.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	September 30,
	2022		2021		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$893	35%	$1,304	42%	$(411)	(7)%
Services	1,055	80%	1,440	96%	(385)	(16)%
Total	$1,948	51%	$2,744	59%	$(796)	(8)%

The overall HPP segment GM as a percentage of revenue decreased to 51% in fiscal year 2022 from 59% in fiscal year 2021. The 8% decrease in GM as a percentage of sales in the HPP segment was primarily attributed to the impact of a decrease of $0.4 million in high margin Multicomputer royalty revenues, which is nearly all GM and recorded as service revenue. The GM as a percentage of sales from products decreased primarily due to product mix in fiscal year 2022 as compared to the prior year.

Engineering and Development Expenses

Our engineering and development expenses are only in our HPP segment. These expenses had an increase of $0.2 million, primarily due to increased consulting costs, from $2.9 million in fiscal year 2021 to $3.1 million for fiscal year 2022. Fiscal year 2022 and 2021 expenses were primarily for product engineering expenses incurred in connection with the development of the ARIA SDS cyber security products and ARIA Zero Trust (AZT).

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2022 and 2021:

	Year ended				$	%
		% of		% of	Increase	Increase
	2022	Total	2021	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$12,032	76%	$10,190	70%	$1,842	18%
HPP segment	3,751	24%	4,434	30%	(683)	(15)%
Total	$15,783	100%	$14,624	100%	$1,159	8%

The TS segment SG&A spending increase of approximately $1.8 million for the fiscal year ended September 30, 2022 when compared to the prior year was primarily due to an increase in variable compensation of $1.5 million and an increase in salaries and other expenses of $0.3 million.

The HPP segment SG&A spending decrease of $0.7 million for the fiscal year ended September 30, 2022 when compared to the prior year was primarily attributed to decreased headcount and consulting expenses.

Other Income/Expenses

The following table details our other income (expense) for the years ended September 30, 2022 and 2021:

	Year ended
			Increase
	September 30, 2022	September 30, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange gain (loss)	$1,692	$(488)	$2,180
Interest expense	(360)	(350)	(10)
Interest income	650	575	75
Gain on debt forgiveness	—	2,196	(2,196)
Other income (expense), net	(3)	107	(110)
Total other income (expense), net	$1,979	$2,040	$(61)

For the year ended September 30, 2022 the largest change was the foreign exchange gain increase of $2.2 million due to the U.S. dollar significantly strengthening against the British Pound and the largest change for the year ended September 30, 2021 was a gain on debt forgiveness of $2.2 million for the Payroll Protection Program loans. These two items had a net effect of nearly zero. The $0.1 million decrease to total other income (expense), net for the year ended September 30, 2022 as compared to the prior year period is due to a nonrecurring rebate we received in the prior year that originated several years ago, which we did not anticipate receiving.

The U.K. division has significant bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain or loss is primarily from a U.S. Dollar and Euro bank account. The US dollar and Euro strengthened relative to the British Pound when comparing the exchange rate as of September 30, 2022 to September 30, 2021, which caused the foreign exchange gain.

Interest income is primarily related to agreements that have payment terms in excess of one year (see Note 3 Accounts and Long-Term Receivable in Item 1 to this Annual Report on Form 10-K for details) from the TS-US segment as interest income recognized in each agreement decreases as principal payments are made. There were three new agreements in fiscal year 2022, which caused an increase in interest income.

The interest expense increase of $10 thousand for the year ended September 30, 2022 as compared to the prior year period is related to three total new multi-year agreements with vendors in the TS U.S. division in the second and fourth quarters of fiscal year 2021. Payments on these agreements contain both principal and interest expense. In fiscal year 2022 there was a full year of interest expense compared to less than three full quarters in the prior year. As principal payments are made the interest expense decreases and this was slightly offset by the full year of interest expense from these agreements. See Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Annual Report on Form 10-K.

The other income decrease of $110 thousand for the year ended September 30, 2022 as compared to the prior year period is primarily related to a nonrecurring rebate we received in the prior year that originated several years ago, which we did not anticipate receiving.

Income Taxes

The Company recorded an income tax provision of approximately $50 thousand for the fiscal year ended September 30, 2022, which reflected an effective tax rate of 2.6% for the year ended September 30, 2022. The provision is primarily driven by the state tax expense. For the fiscal year ended September 30, 2021, the income tax provision was $444 thousand, which reflected an effective tax rate of 38.8%. The provision is primarily driven by the recording of a partial valuation allowance against US deferred tax assets that are not more-likely-than-not to be realized partially offset by current year federal R&D credits and the benefit resulting from the carryback of federal net operating losses to years in which the statutory federal tax rate was 34%.

During the period ended September 30, 2022, management assessed the positive and negative evidence in the U.S. operations and concluded that it is more likely than not that the deferred tax assets as of September 30, 2022 will not be realized in light of recent results, the ongoing impacts of the coronavirus (“COVID-19”) pandemic, and the resulting economic fallout. In assessing the realizability of deferred tax assets, we consider taxable income in prior carryback years, as permitted under the tax law, our forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

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

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which increased by $4.0 million to $24.0 million as of September 30, 2022 from $20.0 million as of September 30, 2021.

Our significant source of cash for the year ended September 30, 2022 is primarily related to the $2.9 million net change between an increase in accounts receivable and long-term receivable of $4.1 million netted with an increase of $7.0 million in accounts payable and accrued expenses, and other-long-term liabilities. We have multi-year agreements on both the receivables (including long-term) and payables (long-term portion in other long-term liabilities). During the fourth quarter of fiscal year 2022 we entered into a $12.8 million sales agreement with a financing component, which includes receiving three payments with the final payment due in fiscal year 2024. We received the first payment in the fourth quarter of fiscal year 2022 of approximately $4.3 million. Our cost of sale for this agreement was paid in full in the first quarter of fiscal year 2023 and significantly decreased our cash balance. This is the largest driver for the increase in accounts payable. The revenue for this transaction was recorded net during the fourth quarter of fiscal year 2022. The other significant sources of cash were net borrowings of $2.2 million on our line of credit, tax refunds of approximately $0.6 million, and life insurance proceeds received of $0.3 million.

Other significant uses of cash for the year ended September 30, 2022 included paying $0.9 million of insurance policy loans back, payments for leases of $0.8 million, repayments on debt of $0.7 million, contributions to the pension and defined contribution plans of $0.5 million, purchases of common stock of $0.2 million, purchases of property, equipment, and improvements of $0.2 million, and dividends of $0.1 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $8.8 million as of September 30, 2022, which consisted of 0.4 million Euros, 0.2 million British Pounds, and 8.2 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K., most of the cash is from the sale of Modcomp GmbH in fiscal year 2018. Subsequent to September 30, 2022 approximately 3.5 million U.S. Dollars was transferred from the foreign subsidiary in the U.K. to Modcomp, Inc. (TS-US) to use in operations.

As of September 30, 2022 and September 30, 2021, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $11.9 million and $14.1 million were available as of September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022 and September 30, 2021 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 12 Line of Credit.

On April 17, 2021, the Company and Modcomp, Inc., its wholly owned subsidiary each received a loan (“SBA Loans”) in the form of a promissory note from Paragon Bank in the amounts of $827,000 and $1,353,600, respectively under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The SBA loans had a two-year term and carried an annual fixed interest rate of 1%. The SBA Loans were forgiven in full by the SBA in the first quarter of fiscal year 2021.

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

Intangible Assets

Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives at any time during the two years ended September 30, 2022. Intangible assets subject to amortization are amortized over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2022. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2022. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Inflation and Changing Prices

Management does not believe that inflation and changing prices had significant impact on sales, revenues or income during fiscal years 2022 or 2021. However, we have seen a trend of significantly increasing prices, specifically with integrated circuit vendors. We try to pass these price increases to our customers, but certain economic factors and technological advances have placed downward pressure on pricing. There is no assurance that the Company’s business will not be materially and adversely affected by inflation and changing prices in the future.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements are included herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making its assessment of internal control, management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) reports” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP, Inc. 1997 Incentive Stock Option Plan, the 2003 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2022 and 2021, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees, officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2022 regarding the total number of securities outstanding under these equity compensation plans.

	(a) (1)	(b) (1)	(c)
Number of securities
remaining available for future
	Number of securities to be	Weighted average	issuance under equity
	issued upon exercise of	grant date fair value	compensation plans (excluding
	outstanding restricted stock awards	restricted stock awards	securities reflected in column (a)
Plan Category			(a)
Equity compensation plans approved by security holders	259,788	$9.14	388,996
(1)	Does not include purchase rights under the ESPP, as the purchase price and number of shares to be purchased under the ESPP are not determined until the end of the relevant purchase period.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2022 and 2021

Consolidated Statements of Operations for the years ended September 30, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended September 30, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities		10-K	December 28, 2021	4.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2007 Stock Incentive Plan		DEF 14A	March 30, 2007	B
10.4*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.5*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.6*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.11
10.7*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.8*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.9	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.10	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.11*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.12*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
10.13	Share Purchase and Assignment Agreement		8-K	June 27, 2018	2.1
10.14	Note, dated as of April 17, 2021, by, and between Paragon Bank and CSP, Inc.		8-K	April 23, 2021	10.1
10.15	Note, dated as of April 17, 2021, by, and between Paragon Bank and Modcomp, Inc.		8-K	April 23, 2021	10.2
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 8, 2022
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 8, 2022
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 8, 2022
Mike Newbanks

/s/ C. Shelton James	Director	December 8, 2022
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 8, 2022
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 8, 2022
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 8, 2022
Izzy Azeri

 Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and its subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Gross Versus Net Presentation

As described in Note 1 to the financial statements, the Company recognizes revenue from third-party service contracts as either gross sales or net sales depending on whether the Company is acting as a principal party to the transaction or simply acting as an agent or broker. The Company records revenue as gross when the Company is a principal party to the arrangement and net of cost when they are acting as a broker or agent.

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

Our audit procedures related to these contracts included the following, among others:

●	We evaluated management's significant accounting policies related to these third-party contracts for consistency with accounting standards
●	For a selection of contracts, we performed the following procedures:
o	Inspected the customer invoice and purchase order to determine whether the sale represented a valid and enforceable transaction with a customer
o	Compared the cost per the Company’s records to the cost per the vendor invoice
o	Assessed the terms in the customer agreement and evaluated the Company’s determination of principal versus agent presentation:
●	Compared the description of the transaction per the invoice to management’s summary file of gross vs net transactions
●	Evaluated the accuracy of the summary file through inspection of customer invoices, purchase orders, and information on vendor websites accessed through third-party search engines and through inquiries with management

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Miami, Florida

December 8, 2022

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$23,982	$20,007
Accounts receivable, net of allowances of $88 and $142	22,993	18,698
Investment in lease, net-current portion	17	68
Inventories	4,372	3,989
Refundable income taxes	1,050	1,656
Other current assets	7,043	4,616
Total current assets	59,457	49,034

Property, equipment and improvements, net	647	764
Operating lease right-of-use assets	1,160	1,358
Intangibles, net	10	19
Investment in lease, net-less current portion	3	15
Long-term receivable	7,412	7,522
Cash surrender value of life insurance	5,163	4,194
Pension benefits assets	1,099	—
Other assets	111	68
Total assets	$75,062	$62,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,463	$13,928
Line of credit	3,124	941
Notes payable - current portion	427	757
Deferred revenue	4,058	1,893
Pension and retirement plans	110	308
Total current liabilities	30,182	17,827
Pension and retirement plans	1,337	4,097
Notes payable - noncurrent portion	449	876
Operating lease liabilities - noncurrent portion	623	821
Income taxes payable	462	524
Other noncurrent liabilities	3,046	4,783
Total liabilities	36,099	28,928

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,554 and 4,394 shares, respectively	46	45
Additional paid-in capital	19,476	18,258
Retained earnings	26,769	25,191
Accumulated other comprehensive loss	(7,328)	(9,448)
Total shareholders’ equity	38,963	34,046
Total liabilities and shareholders’ equity	$75,062	$62,974

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Year ended
	September 30,	September 30,
	2022	2021
Sales:
Product	$36,688	$35,226
Services	17,673	13,982
Total sales	54,361	49,208

Cost of sales:
Product	28,977	28,024
Services	6,557	5,035
Total cost of sales	35,534	33,059

Gross profit	18,827	16,149

Operating expenses:
Engineering and development	3,084	2,887
Selling, general and administrative	15,783	14,624
Total operating expenses	18,867	17,511
Operating loss	(40)	(1,362)

Other income (expense):
Foreign exchange gain (loss)	1,692	(488)
Interest expense	(360)	(350)
Interest income	650	575
Gain on forgiveness of debt	—	2,196
Other (expense) income, net	(3)	107
Total other income (expense), net	1,979	2,040
Income before income taxes	1,939	678
Income tax expense	50	444
Net income from continuing operations	$1,889	$234

Discontinued operations:
Gain from sale of discontinued operations	$—	$465
Net income	$1,889	$699
Net income attributable to common shareholders	$1,789	$666

Continued and discontinued operations:
Net income from continuing operations attributable to common shareholders	$1,789	$223
Net income from discontinued operations attributable to common shareholders	$—	$443
Net income attributable to common shareholders	$1,789	$666

Net income per common share from continuing operations - basic	$0.42	$0.05
Net income per common share from sale of discontinued operations - basic	$—	$0.11
Net income per common share – basic	$0.42	$0.16
Weighted average common shares outstanding – basic	4,261	4,151

Net income per common share from continuing operations - diluted	$0.42	$0.05
Net income per common share from sale of discontinued operations - diluted	$—	$0.11
Net income per common share – diluted	$0.42	$0.16
Weighted average common shares outstanding continuing operations – diluted	4,278	4,220
Weighted average common shares outstanding discontinued operations – diluted	—	4,220
Weighted average common shares outstanding net income - diluted	4,278	4,220

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year ended
	September 30,	September 30,
	2022	2021
Net income	$1,889	$699
Other comprehensive income (loss):
Unrealized actuarial gain on minimum pension liability, net of tax effect	3,861	1,901
Foreign currency translation (loss) gain adjustments, net	(1,741)	646
Other comprehensive income	2,120	2,547
Total comprehensive income	$4,009	$3,246

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2022 and 2021:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net income	—	—	—	1,889	—	1,889
Other comprehensive income	—	—	—	—	2,120	2,120
Stock-based compensation	—	—	979	—	—	979
Restricted stock cancellation		(1)	—	—	—	(1)
Restricted stock issuance	151	2	—	—	—	2
Issuance of shares under employee stock purchase plan	31	—	239	—	—	239
Purchase of common stock	(22)	—	—	(174)	—	(174)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(137)	—	(137)
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2020	4,276	$43	$16,994	$24,492	$(11,995)	$29,534
Net income	—	—	—	699	—	699
Other comprehensive income	—	—	—	—	2,547	2,547
Stock-based compensation	—	—	981	—	—	981
Restricted stock cancellation	(19)		—	—	—	—
Restricted stock issuance	104	2	—	—	—	2
Issuance of shares under employee stock purchase plan	33	—	283	—	—	283
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	September 30,	September 30,
	2022	2021
Operating activities
Net income from continuing operations	$1,889	$234
Net income from discontinued operations	—	465
Net income	1,889	699

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350	379
Amortization of intangibles	9	9
Foreign exchange (gain) loss	(1,692)	488
Provision for losses on accounts receivable	(50)	52
Provision for obsolete inventory	130	36
Amortization of lease right-of-use assets	576	648
Stock-based compensation expense on stock options and restricted stock awards	979	981
Deferred income taxes	—	1,149
Increase in cash surrender value of life insurance	(1,221)	(176)

Adjustment for financing activities recognized in net income - Gain on forgiveness of debt	—	(2,196)

Changes in operating assets and liabilities:
Increase in accounts receivable	(4,264)	(5,375)
(Increase) decrease in inventories	(517)	1,263
Decrease (increase) in refundable income taxes	605	(849)
(Increase) decrease in operating lease right-of-use assets	(377)	10
Increase in other assets	(2,491)	(1,993)
Decrease in investment in lease	63	334
Decrease (increase) in long-term receivable	111	(3,880)
Increase in accounts payable and accrued expenses	8,714	5,729
(Decrease) increase in interest payable	(8)	97
Decrease in operating lease liabilities	(330)	(661)
Increase in deferred revenue	2,165	946
Decrease in pension and retirement plans liabilities	(167)	(301)
Decrease in income taxes payable	(62)	(65)
(Decrease) increase in other long-term liabilities	(1,737)	4,579
Net cash provided by operating activities	2,675	1,903

Investing activities
Life insurance premiums paid	(70)	(70)
Proceeds from corporate life insurance owned policy	322	—
Proceeds from sales of property, equipment, and improvements	2	2
Purchases of property, equipment and improvements	(234)	(98)
Net cash provided by (used in) investing activities	20	(166)

Financing activities
Dividends paid	(137)	—
Net borrowing (payments) under line-of-credit agreement	2,183	(631)
Repayments on notes payable	(736)	(332)
Principal payments on finance leases	(47)	(274)
Purchase of common stock	(174)	—
Proceeds from issuance of shares under equity compensation plans	239	283
Net cash provided by (used in) financing activities	1,328	(954)
Effects of exchange rate on cash	(48)	(40)
Net increase in cash and cash equivalents	3,975	743
Cash and cash equivalents beginning of year	20,007	19,264
Cash and cash equivalents end of year	$23,982	$20,007

Supplementary cash flow information:
Cash (received) paid for income taxes	$(233)	$114
Cash paid for interest	$184	$189

Supplementary non-cash financing activities:
Gain on forgiveness of debt	$—	$2,196
Obtaining a right-of-use asset in exchange for a lease liability	$352	$—
Customer financing for inventory sold (see Note 3 Accounts and Long-Term Receivable for details)	$1,232	$16,014
Vendor financing for inventory purchased (see Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$—	$8,399

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

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

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. In consolidation, foreign transactions are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement. After this remeasurement, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive loss, a separate component of shareholders’ equity on the consolidated balance sheets. Currency transaction gains and losses are recorded as other income (expense) in the consolidated statements of operations.

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Research and Development Expense

For the years ended September 30, 2022 and 2021, our expenses for research and development were approximately $3.1 million and $2.9 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill and intangibles) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives or goodwill at any time during the two years ended September 30, 2022. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment for the year ended September 30, 2022 and 2021.

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of September 30, 2022 that have not yet commenced. See Note 10 Leases for additional information.

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

Leases as Lessor

The Company is a lessor, but only as a sublessor. The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor has both sales-type and direct financing leases. The Company as a lessor does not have operating leases. All the Company’s sublease agreements are bundled agreements containing managed services, software, and other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. As sublessor, lease agreements contain an option to purchase the underlying asset or transfers ownership at the end of the lease. The leases typically do not have any residual value to the Company. In the Company’s sublessor agreements, the payments allocated to the lease component cannot be terminated. There were no new agreements where the Company was a lessor for the year ended September 30, 2022. See Note 10 Leases for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2022, and September 30, 2021, the Company maintained inventory reserves of $0.8 million and $2.3 million, respectively.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2022. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2022. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,516	$518	$33,653	$34,171	$36,687
Service	1,327	325	16,021	16,346	17,673
Finance *	—	—	1	1	1
Total sales	$3,843	$843	$49,675	$50,518	$54,361

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$3,126	$1,578	$30,502	$32,080	$35,206
Service	1,497	426	12,059	12,485	13,982
Finance *	—	—	20	20	20
Total sales	$4,623	$2,004	$42,581	$44,585	$49,208

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $4.4 million and $2.7 million as of September 30, 2022 and September 30, 2021, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no noncurrent contract assets as of September 30, 2022 and September 30, 2021. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.9 million and $0.9 million as of September 30, 2022 and September 30, 2021, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. There were no long-term contract liabilities as of September 30, 2022. The long-term portion of contract liabilities was $0.4 million as of September 30, 2021. These noncurrent liabilities are recorded in other noncurrent liabilities on the consolidated balance sheets. Revenue recognized for the year ended September 30, 2022 that was included in contract liabilities as of September 30, 2021 was $1.7 million.

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

Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2022 and 2021. The portion of current capitalized costs were $128 thousand and $137 thousand as of September 30, 2022 and 2021, respectively. There were no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the year ended September 30, 2022 and 2021 were $366 thousand and $442 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized for the years ended September 30, 2022 and 2021, respectively.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. The portion of current capitalized costs were $9 thousand as of September 30, 2022 and $13 thousand as of September 30, 2021. There were no noncurrent capitalized costs as of September 30, 2022. The portion of noncurrent capitalized costs was $9 thousand as of September 30, 2021. The amount of fulfillment costs amortized year ended September 30, 2022 and 2021 were $13 thousand and $13 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the years ended September 30, 2022 and 2021, respectively.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022 is set forth in the table below:

(Amounts in thousands)
Fiscal 2023	670
Fiscal 2024	61
$731

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-days to three-years. At time of product shipment, we accrue for the estimated cost to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. See Note 11 Product Warranties for balances as of September 30, 2022 and 2021.

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

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Year ended
	September 30,	September 30,
	2022	2021

Net income from continuing operations	$1,889	$234
Net income from sale of discontinued operations	—	465
Net income	1,889	699
Less: net income attributable to nonvested common stock	100	33
Net income attributable to common shareholders	$1,789	$666

Net income attributable to common shareholders from continuing operations	$1,789	$223
Net income attributable to common shareholders from discontinued operations	—	443
Net income attributable to common shareholders	$1,789	$666

Weighted average total common shares outstanding – basic	4,498	4,356
Less: weighted average non–vested shares outstanding	(237)	(205)
Weighted average number of common shares outstanding – basic	4,261	4,151
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	17	69
Weighted average common shares outstanding – diluted	4,278	4,220

Net income from continuing operations per common share - basic	$0.42	$0.05
Net income from discontinued operations per common share - basic	$—	$0.11
Net income per common share - basic	$0.42	$0.16

Net income from continuing operations per common share - diluted	$0.42	$0.05
Net income from discontinued operations per common share - diluted	$—	$0.11
Net income per common share - diluted	$0.42	$0.16

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. Non-vested restricted stock awards of 170,600 shares were excluded from net income per share for the year ended September 30, 2022, because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 136,000 shares were excluded from net income per share for the year ended September 30, 2021, because their inclusion would have been anti-dilutive.

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

Because stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2022 and 2021 consisted of options and restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.0 million and $1.0 million, respectively.

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

We had one customer who totaled approximately $15.8 million, or 52%, and approximately $16.2 million, or 62%, of total consolidated accounts receivable as of September 30, 2022 and September 30, 2021, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2022. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2022

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

New accounting standards not adopted as of September 30, 2022

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

3.    Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 10 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $8.9 million and $7.4 million as of September 30, 2022, respectively. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $6.5 million and $7.5 million as of September 30, 2021, respectively. The receivables with a payment term exceeding one year carry an average weighted interest rate of 4.7% as of September 30, 2022, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts had no past amounts due as of September 30, 2022 or 2021, respectively. There was no activity in the allowance for credit losses of these receivables for the years ended September 30, 2022 and 2021, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the year ended September 30, 2022 and 2021 was $548 thousand and $547 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

There was one new agreement effective in the first quarter of fiscal year 2022 causing an increase in Accounts and Long-term receivable. This agreement included approximately $0.5 million of payments to be received over the next 2 years from the effective date of the agreement. The revenue for this transaction was recorded net during the first quarter of fiscal year 2022.

There was one new agreement effective in the third quarter of fiscal year 2022 causing an increase in Accounts and Long-term receivable. This agreement included approximately $0.8 million of payments to be received over the next 3 years from the effective date of the agreement. The revenue for this transaction was recorded net during the third quarter of fiscal year 2022.

There was one new agreement effective in the fourth quarter of fiscal year 2022 causing an increase in Accounts and Long-term receivable. This agreement included approximately $12.8 million of payments to be received over the next 2 years from the effective date of the agreement. The revenue for this transaction was recorded net during the fourth quarter of fiscal year 2022.

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

Contractual maturities of outstanding financing receivables with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2023	$9,527
2024	6,106
2025	1,560
Total payments	$17,193
Less: unearned interest income	(865)
Total, net of unearned interest income	$16,328

4.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2022	2021

	(Amounts in thousands)
Raw materials	$421	$736
Work-in-process	23	289
Finished goods	3,928	2,964
Total	$4,372	$3,989

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as ADP, NXP, and BCRM for a variety of processors for certain products. We are dependent NVIDIA for our high-speed interconnect components and Marvel for Myricom components. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

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

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2020	$(4,696)	$(7,299)	$(11,995)
Change in period	646	1,972	2,618
Tax effect of change in period	—	(71)	(71)
Balance as of September 30, 2021	$(4,050)	$(5,398)	$(9,448)
Change in period	(1,741)	4,096	2,355
Tax effect of change in period	—	(235)	(235)
Balance as of September 30, 2022	$(5,791)	$(1,537)	$(7,328)

The changes in the minimum pension liability are net of amortization of net loss of $91 thousand in 2022 and net loss of $235 thousand in 2021 included in net periodic pension cost.

6.     Income Taxes

The components of income before income tax expense, income tax expense (benefit), and deferred income tax are comprised of the following:

	For the Years Ended
	September 30,
	2022	2021

	(Amounts in thousands)
Income (loss) before income tax expense[1]
U.S.	$417	$1,316
Foreign	1,522	(173)
	$1,939	$1,143
Income tax expense (benefit):
Current:
Federal	$—	$(674)
State	50	(30)
	$50	$(704)
Deferred:
Federal	$—	$1,148

Total income tax expense	$50	$444

1 FY 2021 consists of $678 thousand from continuing operations and $465 thousand from discontinued operations totaling $1,143 thousand.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2022		2021

	(Dollar amounts in thousands)
Computed “expected” tax expense	$407	21.0%	$240	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	27	1.5%	(38)	(3.3)%
Foreign rate differential	(30)	(1.5)%	13	1.1%
Exclusion of PPP Loan Forgiveness Income	—	—%	(458)	(40.1)%
Exclusion of the UK's Gain on Sale of Disc Ops Entity	—	—%	(98)	(8.6)%
Permanent differences	(19)	(1.0)%	(22)	(1.9)%
Change in valuation allowance	(226)	(11.5)%	1,598	139.8%
Research and development credit	(131)	(6.8)%	(116)	(10.1)%
Benefit of US Federal NOL carryback	—	—%	(359)	(31.4)%
Return to Provision Adjustments	14	0.7%	(394)	(34.5)%
Other items	8	0.2%	78	6.8%
Income tax expense	$50	2.6%	$444	38.8%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2022 and 2021 are as follows:

	September 30,	September 30,
	2022	2021

	(Amounts in thousands)
Deferred tax assets:
Pension	$373	$1,006
Intangibles	29	61
Other reserves and accruals	596	628
Inventory reserves and other	244	232
Federal and state tax credits	1,273	1,141
Federal and state net operating loss carryforwards	151	123
Foreign net operating loss carryforwards	2,693	2,333
Gross deferred tax assets	5,359	5,524
Less: valuation allowance	(5,029)	(5,334)
Realizable deferred tax asset	$330	$190
Deferred tax liabilities:
Depreciation and amortization	$(121)	$(190)
Pension	(209)	—
Realizable deferred tax liabilities	$(330)	$(190)

Net deferred tax assets	$—	$—

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

The valuation allowance against deferred tax assets decreased by approximately $305 thousand during fiscal year 2022. During the year ended September 30, 2022, management assessed the positive and negative evidence in the U.S. operations and concluded that it is more likely than not that deferred tax assets as of September 30, 2022 will not be realized in light of recent results, the ongoing effects of the coronavirus (“COVID-19”) pandemic, and the resulting economic fallout. We continue to maintain a full valuation allowance against our U.K. deferred tax assets as we have experienced cumulative losses and do not have any indication that the operation will be profitable in the future to an extent that will allow us to utilize much of our net operating loss carryforwards.

To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change.

As of September 30, 2022 the Company had U.S. net operating loss carryforwards for federal purposes of approximately $162 thousand. There were no U.S. net operating loss carryforwards for federal purposes as of September 30, 2021. As of September 30, 2022, and 2021, the Company had U.S. tax credit carryforwards for federal purposes of $884 thousand and $753 thousand, respectively. The U.S. tax credit carryforwards begin to expire in the Company's fiscal year 2038. The fiscal year 2022 federal R&D credit and all carried forward credits will be used to offset future tax liabilities.

As of September 30, 2022, and 2021, the Company had U.S. net operating loss carryforwards for state purposes of approximately $3.7 million and $3.4 million, respectively, which are available to offset future taxable income through fiscal year 2042. As of September 30, 2022, the Company had state tax credit carryforwards of $1.1 million available to reduce future state tax expense, of which $50 thousand has unlimited carryover status and the remainder of the credits are available through fiscal year 2035.

As of September 30, 2022, the Company had U.K. net operating loss carryforwards of approximately $14.2 million that have an indefinite life with no expiration. Subsequent to September 30, 2022 approximately 3.5 million U.S. Dollars was transferred from the foreign subsidiary in the U.K. to Modcomp, Inc. (TS-US) to use in operations.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6.1 million and $7.9 million as of September 30, 2022 and 2021, respectively. The Company is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2022, the total amount of uncertain tax liabilities relates to state tax credit carryforwards and are all recorded net in deferred taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended	For the Year Ended
	September 30, 2022	September 30, 2021

	(Amounts in thousands)
Balance, beginning of year	$433	$343
Additions for tax positions of current year	68	60
Additions for tax positions of prior years	1	30
Balance, end of period	$502	$433

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2019 through 2022, and believes that tax adjustments in any audited year will not be material.

7.     Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2022	2021

	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,842	8,707
Automobiles	116	116
Property, equipment and improvements, gross	9,182	9,047
Less accumulated depreciation and amortization	(8,535)	(8,283)
Property, equipment and improvements, net	$647	$764

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $350 thousand and $379 thousand for the years ended September 30, 2022 and 2021, respectively.

8.     Acquired Intangible Assets

As of September 30, 2022 and 2021, intangible assets are as follows:

	September 30, 2022				September 30, 2021
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Customer list	2 years	$90	$80	$10	3 years	$90	$71	$19

Amortization expense on these intangible assets was $9 thousand and $9 thousand for the year ended September 30, 2022 and 2021, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2023	9
2024	1
Total	$10

9.     Accounts payable and accrued expenses, and Other noncurrent liabilities

Accounts payable and accrued expenses consist of the following:

	September 30,
	2022	2021

	(Amounts in thousands)
Accounts payable	$19,241	$11,271
Commissions	631	305
Compensation and fringe benefits	1,607	1,233
Professional fees	175	300
Taxes, other than income	211	136
Finance lease liability	4	47
Operating lease liability	550	569
Product warranty	44	67
	$22,463	$13,928

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 3 Accounts and Long-Term Receivable for further information related to the multi-year agreements with customers.

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

Interest expense related to these agreements was $260 thousand and $190 thousand for the years ended September 30, 2022 and 2021, respectively.

The amounts owed for these agreements are within accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 12 Line of Credit and Note 13 Notes Payable for amounts due to banks and other financial institutions for borrowings.

Below are details of the aforementioned agreements with the vendors that contain imputed interest:

	September 30, 2022	September 30, 2021
	(Amounts in thousands)
Current	$1,758	$1,627
Less: discount	184	247
Accounts payable and accrued expenses	$1,574	$1,380

Noncurrent	$3,186	$4,682
Less: discount	138	315
Other noncurrent liabilities	$3,048	$4,367

The Company had a total of approximately $16.1 million due (net of interest) to one of these vendors as of September 30, 2022. This is approximately 63% of Accounts payable and other noncurrent liabilities. The majority of this balance involves one large transaction that occurred in the fourth quarter of fiscal year 2022. The Company had a total of approximately $7.8 million due (net of interest) to one of these vendors as of September 30, 2021. This is approximately 41% of Accounts payable and other noncurrent liabilities.The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.    Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets and lease liabilities are within the Consolidated Balance Sheets as of September 30, 2022 and 2021:

	Condensed Balance Sheets Location	September 30, 2022	September 30, 2021
		(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$1,160	$1,358

Lease receivable - current	Investment in lease, net-current portion	$17	$68
Lease receivable - noncurrent	Investment in lease, net-less current portion	3	15
Total lease receivable		$20	$83

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$550	$569
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	623	821
Total operating lease liabilities		$1,173	$1,390

Current finance lease liabilities	Accounts payable and accrued expenses	$4	$47
Non-current finance lease liabilities	Other noncurrent liabilities	—	5
Total finance lease liabilities		$4	$52

The components of lease costs for the year ended September 30, 2022 and 2021 are as follows:

		Year ended
	Condensed Consolidated Statements of Operations Location	September 30, 2022	September 30, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$4	$11
Operating Lease:
Operating lease cost	Selling, general, and administrative	615	718
Short-term lease cost	Selling, general, and administrative	137	47
Total lease costs		$756	$776
Less sublease interest income	Revenue	(1)	(20)
Total lease costs, net of sublease interest income		$755	$756

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of September 30, 2022 are in the following table:

	Operating lease	Finance lease	Sublease
Fiscal year ending September 30:	Costs	Costs	Payments received
	(Amounts in thousands)
2023	$592	$5	$17
2024	397	—	3
2025	249	—	—
2026	4	—	—
Total	$1,242	$5	$20
Less imputed interest	(69)	(1)	—
Total	$1,173	$4	$20

Supplemental cash flow information related to leases for the fiscal year ended September 30, 2022 and 2021 is below:

	Year ended
	September 30, 2022	September 30, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633	$740
Operating cash flows from short-term leases	137	47
Operating cash flows from finance leases	4	11
Financing cash flows from finance leases	47	274
Lease assets obtained in exchange for new lease liabilities
Operating leases	352	—
Cash received from subleases	(49)	(356)

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2022 is below:

Weighted-average remaining lease term (years)	September 30, 2022
Operating leases	2.3
Finance leases	0.9

Weighted-average discount rate	September 30, 2022
Operating leases	4.7%
Finance leases	3.4%

11.     Product Warranties

Product warranty activity for the year ended September 30 2022 and 2021 was as follows:

	2022	2021

	(Amounts in thousands)
Balance at the beginning of the year	$67	$78
Accruals for warranties for products sold in the period	—	13
Fulfillment of warranty obligations	(23)	(24)
Balance at the end of the year	$44	$67

These amounts are within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

12.    Line of Credit

As of September 30, 2022 and September 30, 2021, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 6.25% as of September 30, 2022. There is no expiration date or minimum principal payment. However, the credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2022 and September 30, 2021, Company borrowings, all from the TS segment, under the inventory line of credit were $3.1 million and $0.9 million, respectively, and the Company was in compliance with all covenants. There is no unused commitment fee. As of September 30, 2022 and September 30, 2021, this line of credit also included availability of a limited cash withdrawal option of up to $1.0 million. As of September 30, 2022 and 2021, there were no cash withdrawals outstanding.

13.     Notes Payable

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 3 Accounts and Long-Term Receivable for the disclosure related to the receivables. This was fully repaid in fiscal year 2022.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. This is the only note payable outstanding as of September 30, 2022.

On April 17, 2021, CSP, Inc. and Modcomp, Inc., its wholly owned subsidiary (collectively, the “Borrowers”) each received a loan in the form of a promissory note from Paragon Bank (“Lender”) in the amounts of $827,000 and $1,353,600, respectively (the “SBA Loans”) under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The SBA Loans have a two-year term and carry an annual fixed interest rate of 1%.

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

The Borrowers applied to the Lender for forgiveness of an amount due on the SBA Loans in an amount equal to the sum of certain costs during the 24 week period beginning on the date of the first disbursement of the SBA Loans. The amount of SBA Loans forgiveness was calculated in accordance with the requirements of the PPP, including provisions of Section 1106 of the CARES Act. We used the SBA Loans proceeds in accordance with the applicable SBA guidelines. In November 2021 the SBA Loans were formally forgiven. The $2.2 million gain is presented on the Consolidated Statement of Operations as Gain on forgiveness of debt for the year ended September 30, 2021.

Interest expense related to the notes for the years ended September 30, 2022 and 2021 was $50 thousand and $87 thousand, respectively. Below are details of the notes payable.

Fiscal year ending September 30:	(Amounts in thousands)
2023	$449
2024	449
Total	898
Less: note discount	22
Total	$876

	September 30, 2022	September 30, 2021
	(Amounts in thousands)
Current	$449	$808
Less: notes discount	22	51
Notes payable - current portion	$427	$757

Noncurrent	$449	$897
Less: notes discount	—	21
Notes payable - noncurrent portion	$449	$876

14.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are frozen to newly hired employees and have been for the two years ended September 30, 2022. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2022. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers. A gain on a life insurance policy of $0.1 million occurred during the second quarter of fiscal year 2022. The gain on this life insurance policy was not related to a current employee at time of expiration. The Company received $322 thousand from the life insurance policy during Q3 of fiscal year 2022. Additionally, during the fiscal third quarter management made the decision to pay back approximately $0.9 million of insurance policy loans.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $3.5 million and $2.6 million as of September 30, 2022 and 2021, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2022	2021	2022	2021
Discount rate:	5.14%	2.75%	5.2%	2.00%
Expected return on plan assets:			6.0%	4.00%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2022	2021	2022	2021
Discount rate:	2.75%	2.50%	5.2%	2.0%
Expected return on plan assets:			6.0%	4.0%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year ended September 30,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$268	$11	$279	$243	$11	$254
Expected return on plan assets	(449)	—	(449)	(398)	—	(398)
Amortization of past service costs	7	—	7	7	—	7
Amortization of net loss	97	1	98	181	4	185
Net periodic (benefit) cost	$(77)	$12	$(65)	$33	$15	$48

Post Retirement:
Service cost	$—	$44	$44	$—	$45	$45
Interest cost	—	46	46	—	42	42
Amortization of net (gain) loss	—	(7)	(7)	—	50	50
Net periodic cost	$—	$83	$83	$—	$137	$137

Pension:
Decrease in minimum liability included in other comprehensive income	$(3,509)	(20)	$(3,529)	$(1,794)	(8)	$(1,802)
Post Retirement:
Decrease in minimum liability included in other comprehensive income	—	(567)	(567)	—	(170)	(170)
Total:
Decrease in minimum liability included in other comprehensive income	$(3,509)	$(587)	$(4,096)	$(1,794)	$(178)	$(1,972)

The following table presents an analysis of the changes in 2022 and 2021 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2022			2021
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$14,317	$339	$14,656	$14,403	$426	$14,829
Interest cost	268	11	279	243	11	254
Changes in actuarial assumptions	(4,574)	(21)	(4,595)	(658)	(6)	(664)
Foreign exchange impact	(1,873)	—	(1,873)	670	—	670
Benefits paid	(412)	(68)	(480)	(341)	(92)	(433)
Projected benefit obligation at end of year	$7,726	$261	$7,987	$14,317	$339	$14,656
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$11,921	$—	$11,921	$9,740	$—	$9,740
Actual (loss) gain on plan assets	(1,026)	—	(1,026)	1,655	—	1,655
Company contributions	253	68	321	457	92	549
Foreign exchange impact	(1,911)	—	(1,911)	410	—	410
Benefits paid	(412)	(68)	(480)	(341)	(92)	(433)
Fair value of plan assets at end of year	$8,825	$—	$8,825	$11,921	$—	$11,921
Funded status \ net amount recognized	$1,099	$(261)	$838	$(2,396)	$(339)	$(2,735)

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,670	$1,670	$—	$1,703	$1,703
Service cost	—	44	44	—	45	45
Interest cost	—	46	46	—	42	42
Changes in actuarial assumptions	—	(574)	(574)	—	(120)	(120)
Projected benefit obligation at end of year	$—	$1,186	$1,186	$—	$1,670	$1,670
Funded status \ net amount recognized	$—	$(1,186)	$(1,186)	$—	$(1,670)	$(1,670)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2022			2021
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit asset (liability)	$1,099	$(261)	$838	$(2,396)	$(339)	$(2,735)
Deferred tax	—	25	25	—	17	17
Accumulated other comprehensive income	631	9	640	4,140	21	4,161
Net amount recognized	$1,730	$(227)	$1,503	$1,744	$(301)	$1,443
Post Retirement:
Accrued benefit liability	$—	$(1,186)	$(1,186)	$—	$(1,670)	$(1,670)
Deferred tax	—	305	305	—	78	78
Accumulated other comprehensive (loss) income	—	(282)	(282)	—	57	57
Net amount recognized	$—	$(1,163)	$(1,163)	$—	$(1,535)	$(1,535)
Total pension and post retirement:
Accrued benefit asset (liability)	$1,099	$(1,447)	$(348)	$(2,396)	$(2,009)	$(4,405)
Deferred tax	—	330	330	—	95	95
Accumulated other comprehensive income	631	(273)	358	4,140	78	4,218
Net amount recognized	$1,730	$(1,390)	$340	$1,744	$(1,836)	$(92)
Accumulated Benefit Obligation:
Pension	$(7,726)	$(261)	$(7,987)	$(14,317)	$(339)	$(14,656)
Post Retirement	—	(1,186)	(1,186)	—	(1,670)	(1,670)
Total accumulated benefit obligation	$(7,726)	$(1,447)	$(9,173)	$(14,317)	$(2,009)	$(16,326)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans, and our U.K. retirement plan.

Accrued benefit liability reported as:

	September 30,
	2022	2021

	(Amounts in thousands)
Non-current benefits assets	$1,099	$—

Current accrued benefit liability	$110	$308
Non-current accrued benefit liability	1,337	4,097
Total accrued benefit liability	$1,447	$4,405

As of September 30, 2022 and 2021, the amounts included in accumulated other comprehensive loss, consisted of deferred net losses totaling approximately $0.4 million and $4.2 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2022, is approximately $191 thousand.

The assumed discount rate used for the calculation of the projected benefit obligation more than doubled causing a large decrease. Additionally, the expected return on plan assets increased significantly, which cause the net pension liability to decrease.

Contributions

The Company expects to contribute $0.2 million to its pension plans for fiscal 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2023	$473
2024	$515
2025	$538
2026	$571
2027	$602
Thereafter	$1,085

Plan Assets

At September 30, 2022, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $8.8 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.  In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2022				September 30, 2021
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$27	$27	$—	$—	$93	$93	$—	$—
Pooled funds	8,798	5,513	3,285	—	11,828	7,747	4,081	—
Total plan assets	$8,825	$5,540	$3,285	$—	$11,921	$7,840	$4,081	$—

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

Level 2 investment represents a mutual fund, which a quoted market price is not available on an active market. Significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets are used. This investment primarily holds stocks within developed global equity markets, excluding the UK.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $193 thousand and $174 thousand for the years ended September 30, 2022 and 2021, respectively.

15.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During 2019 an additional 300,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. During 2022 an additional 400,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2022, there were 388,576 shares available to be granted under the 2015 Plan. Under all of the stock incentive plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. All of the Company’s stock incentive plans have a ten-year life.

Awards issued under any of the stock option plans are not affected by termination of the plan. The Company issues stock options at their fair value on the date of grant. Vesting of stock options granted pursuant to the Company’s stock incentive plans is determined by the Company’s compensation committee. Generally, options granted to employees vest over four years and expire ten years from the date of grant. Options granted to non-employee directors have historically included cliff vesting after six months from the date of grant and expire three years from the date of grant. In fiscal years 2016 through 2022, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock instead of stock options. The vesting period for the officers’ and the Chief Executive Officer’s restricted stock awards are four years. The vesting for non-employee directors’ restricted stock awards is one year. The vesting period for the key employees’ restricted stock awards is four years or immediately.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1 Summary of Significant Accounting Policies. Stock-based compensation expense incurred and recognized for the years ended September 30, 2022 and 2021 related to stock options and nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $979 thousand and $981 thousand, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2022	2021

	(Amounts in thousands)
Cost of sales	$—	$5
Engineering and development	56	38
Selling, general and administrative	923	938
Total	$979	$981

For the year ended September 30, 2022, the Company granted 80,246 nonvested shares to certain key employees, 52,000 nonvested shares to certain officers including 38,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2021, the Company granted 42,457 nonvested shares to certain key employees, 41,000 nonvested shares to certain officers including 30,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. The Company used the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options, at the time of grant. The expected dividend yield is equal to the dividend per share historically declared, divided by the closing share price on the date the options were granted. All equity compensation awards granted for the years ended September 30, 2022 and September 30, 2021 were nonvested stock awards. There were no stock options granted for the years ended September 30, 2022 and 2021.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants beginning upon adoption on October 1, 2005 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates for the years ended September 30, 2022 and 2021 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2022.

The following tables provide summary data of stock option award activity:

Weighted
		Weighted	Average	Aggregate
		average	Remaining	Intrinsic
	Number	exercise	Contractual	Value
	of Options	price	Term	(in thousands)

Outstanding at September 30, 2020	1,000	$3.64	—	—
Granted	—	—	—	—
Expired	(500)	3.85	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	500	$3.43	—	—
Granted	—	—	—	—
Expired	(500)	3.43	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	—	$—	—	—

The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	grant date	Remaining	Intrinsic
	nonvested	Fair	Contractual	Value
	shares	Value	Term	(in thousands)

Nonvested shares outstanding at September 30, 2020	202,742	$11.82	2.21 Years	$1,750
Activity in fiscal year 2021:
Granted	103,465	$8.60	—	—
Vested	(90,395)	$11.79	—	—
Forfeited	(18,750)	$10.37	—	—
Nonvested shares outstanding at September 30, 2021	197,063	$10.28	2.15 Years	$1,760
Activity in fiscal year 2022:
Granted	152,246	$8.53	—	—
Vested	(87,957)	$10.57	—	—
Forfeited	(1,564)	$13.24	—	—
Nonvested shares outstanding at September 30, 2022	259,788	$9.14	2.38 Years	$1,868

As of September 30, 2022, there was $1.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.56 years. The total fair value of shares vested during the years ended September 30, 2022 and 2021 was $0.9 million and $1.1 million, respectively.

16.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan covering up to 250,000 shares of Common Stock (the "ESPP"), which was ratified by a vote of the Company’s shareholders in February 2014. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 31,372 and 32,939 shares for the years ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, 420 shares remain authorized to be issued under the Employee Stock Purchase Plan.

17.    Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased 22,398 thousand shares of its outstanding common stock on the open market during fiscal year 2022. As of September 30, 2022, 171,727 shares remain authorized to repurchase under the stock repurchase program.

18.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,516	$518	$33,654	$34,172	$36,688
Service	1,327	325	16,021	16,346	17,673
Total sales	$3,843	$843	$49,675	$50,518	$54,361
Operating (loss) income	$(4,888)	$(204)	$5,052	$4,848	$(40)
Interest income	$40	$53	$557	$610	$650
Interest expense	$(48)	$—	$(312)	$(312)	$(360)
Total assets	$8,855	$10,069	$56,138	$66,207	$75,062
Capital expenditures	$89	$—	$145	$145	$234
Depreciation and amortization	$118	$—	$241	$241	$359

2021
Sales:
Product	$3,126	$1,578	$30,522	$32,100	$35,226
Service	1,497	426	12,059	12,485	13,982
Total sales	$4,623	$2,004	$42,581	$44,585	$49,208
Operating (loss) income	$(4,578)	$(217)	$3,433	$3,216	$(1,362)
Interest income	$—	$27	$548	$575	$575
Interest expense	$(71)	$—	$(279)	$(279)	$(350)
Total assets	$9,018	$10,174	$43,782	$53,956	$62,974
Capital expenditures	$18	$—	$80	$80	$98
Depreciation and amortization	$177	$—	$211	$211	$388

Profit (loss) from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of investment income and interest expense. All intercompany transactions have been eliminated. Our long-lived assets are located in North America.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2022 and 2021. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2022	Americas	Europe	Asia	Total	Total

	(Amounts in thousands)
TS	$49,285	$1,069	$164	$50,518	93%
HPP	3,201	338	304	3,843	7%
Total	$52,486	$1,407	$468	$54,361	100%
% of Total	96%	3%	1%	100%
2021
TS	$41,783	$2,538	$264	$44,585	91%
HPP	3,538	665	420	4,623	9%
Total	$45,321	$3,203	$684	$49,208	100%
% of Total	92%	7%	1%	100%

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended years ended September 30, 2022 and 2021.

	Year ended September 30,
	2022		2021
	(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$10.4	19%	$3.4	7%

In addition, accounts receivable from Customer A totaled approximately $15.8 million, or 52%, and approximately $16.2 million, or 62%, of total consolidated accounts receivable as of September 30, 2022 and September 30, 2021, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2022. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2022.

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 14 Pension and Retirement Plan) or non-recurring basis as of September 30, 2022 or September 30, 2021.

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

	As of September 30, 2022		As of September 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$23,982	$23,982	$20,007	$20,007	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	16,328	16,328	13,968	13,968	3	Note 3
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	4,622	4,622	5,747	5,747	3	Note 9
Line of Credit	3,124	3,124	941	941	2	Note 12
Notes payable	876	876	1,633	1,633	3	Note 13

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values at September 30, 2022, and 2021.

20.    Dividend

As of May 14, 2020, we suspended our stock repurchase program and the payment of quarterly cash dividends until further economic clarity. The dividend was reinstated on August 10, 2022. There were no dividends paid in fiscal year 2021. For the fiscal year ended September 30, 2022 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2022	8/10/2022	8/22/2022	9/9/2022	$0.03

21.    Subsequent Events

We entered into a $12.8 million sales agreement with a financing component during the fourth quarter of fiscal 2022 in the TS-US division, which includes receiving three payments including interest with the final payment due in fiscal year 2024. The revenue for this transaction was recorded net during the fourth quarter of fiscal year 2022. Our cost for this agreement was originally going to be paid in full in the fiscal fourth quarter of 2022 as stated in our Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 10, 2022. However, our payment to the vendor was made in the first quarter of fiscal year 2023, which significantly decreased our cash balance.