Form 10-Q
period 2022-12-31
CSP INC /MA/
filed 2023-02-09
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2022

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

As of February 2, 2023, the registrant had 4,667,788 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2022	2022
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,585	$23,982
Accounts receivable, net of allowances of $115 and $88	22,232	22,993
Investment in lease, net-current portion	17	17
Inventories	4,116	4,372
Refundable income taxes	918	1,050
Other current assets	6,764	7,043
Total current assets	53,632	59,457

Property, equipment and improvements, net	604	647
Operating lease right-of-use assets	1,011	1,160
Intangibles, net	57	10
Investment in lease, net-less current portion	11	3
Long-term receivable	6,932	7,412
Cash surrender value of life insurance	5,194	5,163
Pension benefits assets	1,421	1,099
Other assets	112	111
Total assets	$68,974	$75,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,298	$22,463
Line of credit	3,449	3,124
Notes payable - current portion	432	427
Deferred revenue	3,775	4,058
Pension and retirement plans	110	110
Total current liabilities	23,064	30,182
Pension and retirement plans	1,295	1,337
Notes payable - noncurrent portion	—	449
Operating lease liabilities - noncurrent portion	531	623
Income taxes payable	462	462
Other noncurrent liabilities	2,912	3,046
Total liabilities	28,264	36,099

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,555 and 4,554 shares, respectively	46	46
Additional paid-in capital	19,735	19,476
Retained earnings	27,593	26,769
Accumulated other comprehensive loss	(6,664)	(7,328)
Total shareholders’ equity	40,710	38,963
Total liabilities and shareholders’ equity	$68,974	$75,062

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended
	December 31,	December 31,
	2022	2021
Sales:
Product	$14,221	$8,720
Services	4,123	3,649
Total sales	18,344	12,369

Cost of sales:
Product	10,771	7,277
Services	1,756	1,478
Total cost of sales	12,527	8,755

Gross profit	5,817	3,614

Operating expenses:
Engineering and development	836	627
Selling, general and administrative	3,617	3,383
Total operating expenses	4,453	4,010
Operating income (loss)	1,364	(396)

Other income (expense):
Foreign exchange loss	(501)	(17)
Interest expense	(64)	(105)
Interest income	261	145
Other (expense) income, net	34	19
Total other (expense) income, net	(270)	42
Income (loss) before income taxes	1,094	(354)
Income tax expense	133	12
Net income (loss)	$961	$(366)
Net income (loss) attributable to common shareholders	$906	$(366)

Net income (loss) per common share - basic	$0.21	$(0.09)
Weighted average common shares outstanding – basic	4,295	4,200

Net income (loss) per common share - diluted	$0.21	$(0.09)
Weighted average common shares outstanding – diluted	4,328	4,200

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended
	December 31,	December 31,
	2022	2021
Net income (loss)	$961	$(366)
Foreign currency translation gain adjustments, net	664	29
Total comprehensive income (loss)	$1,625	$(337)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2022 and 2021:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963
Net income	—	—	—	961	—	961
Other comprehensive income	—	—	—	—	664	664
Stock-based compensation	—	—	253	—	—	253
Restricted stock issuance	1	—	6	—	—	6
Cash dividends declared on common stock ($0.03 per share)		—	—	(137)	—	(137)
Balance as of December 31, 2022	4,555	$46	$19,735	$27,593	$(6,664)	$40,710

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2021:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net loss	—	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	29	29
Stock-based compensation	—	—	225	—	—	225
Restricted stock cancellation	—	(1)	—	—	—	(1)
Balance as of December 31, 2021	4,394	$44	$18,483	$24,825	$(9,419)	$33,933

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended
	December 31,	December 31,
	2022	2021
Operating activities
Net income (loss)	$961	$(366)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	86	92
Amortization of intangibles	4	2
Foreign exchange loss	501	17
Provision for losses on accounts receivable	25	1
Provision for obsolete inventory	48	5
Amortization of lease right-of-use assets	149	202
Stock-based compensation expense on stock options and restricted stock awards	259	225
Increase in cash surrender value of life insurance	(31)	(32)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	718	(436)
Decrease (increase) in inventories	208	(203)
Decrease in refundable income taxes	133	12
Increase in operating lease right-of-use assets	(1)	(36)
Decrease (increase) in other assets	284	(878)
(Increase) decrease in investment in lease	(8)	19
Decrease in long-term receivable	480	1,924
Decrease in accounts payable and accrued expenses	(7,232)	(833)
Increase in interest payable	18	15
Decrease in operating lease liabilities	(144)	(164)
(Decrease) increase in deferred revenue	(284)	327
Decrease in pension and retirement plans liabilities	(267)	(168)
Decrease in other long-term liabilities	(134)	—
Net cash used in operating activities	(4,227)	(275)

Investing activities
Life insurance premiums paid	—	(60)
Proceeds from sales of property, equipment, and improvements	—	1
Additions of intangible assets	(51)	—
Purchases of property, equipment and improvements	(44)	(137)
Net cash used in investing activities	(95)	(196)

Financing activities
Net borrowing under line-of-credit agreement	325	203
Repayments on notes payable	(449)	(472)
Principal payments on finance leases	(1)	(11)
Net cash used in financing activities	(125)	(280)
Effects of exchange rate on cash	50	39
Net decrease in cash and cash equivalents	(4,397)	(712)
Cash and cash equivalents beginning of year	23,982	20,007
Cash and cash equivalents end of year	$19,585	$19,295

Supplementary cash flow information:
Cash paid for interest	$70	$184
Dividend declared during period	$137	$—

Supplementary non-cash financing activities:
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$2,852	$450

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

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

1.            Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, have been omitted.

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

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of December 31, 2022

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Myricom, Multicomputer, and ARIA product lines.

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

See disaggregated revenues below by products/services and divisions/segments.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,162	$191	$11,867	$12,058	$14,220
Service	327	87	3,709	3,796	4,123
Finance *	—	—	1	1	1
Total sales	$2,489	$278	$15,577	$15,855	$18,344

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2021
Sales:
Product	$720	$62	$7,938	$8,000	$8,720
Service	344	93	3,212	3,305	3,649
Total sales	$1,064	$155	$11,150	$11,305	$12,369

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $3.7 million and $4.4 million as of December 31, 2022 and September 30, 2022, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of December 31, 2022 and September 30, 2022. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $3.8 million and $1.9 million as of December 31, 2022 and September 30, 2022, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There was no long-term contract liabilities as of December 31, 2022 and September 30, 2022, respectively. Revenue recognized for the three months ended December 31, 2022 that was included in contract liabilities as of September 30, 2022 was $1.2 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of December 31, 2022 and September 30, 2022. The portion of current capitalized costs were $88 thousand and $128 thousand as of December 31, 2022 and September 30, 2022, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended December 31, 2022 and 2021 were $98 thousand and $90 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended December 31, 2022 and 2021.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The portion of current capitalized costs were $6 thousand as of December 31, 2022 and $9 thousand as of September 30, 2022. The were no noncurrent capitalized costs as of December 31, 2022 and September 30, 2022, respectively. The amount of fulfillment costs amortized for the three months ended December 31, 2022 and 2021 were $3 thousand and $3 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the three months ended December 31, 2022 and 2021.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022 is set forth in the table below:

(Amounts in thousands)
Fiscal 2023	455
Fiscal 2024	61
$516

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

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three months ended
	December 31,	December 31,
	2022	2021

Net income (loss)	$961	$(366)
Less: net income attributable to nonvested common stock	55	—
Net income (loss) attributable to common shareholders	$906	$(366)

Weighted average total shares outstanding – basic	4,554	4,200
Less: weighted average non–vested shares outstanding	259	—
Weighted average number of common shares outstanding – basic	4,295	4,200
Add: potential common shares from non–vested stock awards and the assumed exercise of stock options	33	—
Weighted average common shares outstanding – diluted	$4,328	$4,200

Net income (loss) per common share - basic	0.21	(0.09)
Net income (loss) per common share - diluted	0.21	(0.09)

Anti-dilutive securities include restricted stock, which are excluded from the diluted income (loss) per share computation. Non-vested restricted stock awards of 194 thousand were excluded from the diluted loss per share calculation for the three months ended December 31, 2021. These awards were excluded because there was a net loss for this period and their inclusion would have been anti-dilutive.

6.            Accounts and Long-Term Receivable

Within Accounts receivable and Long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $8.7 million and $6.9 million as of December 31, 2022. These receivables are included in Accounts receivable and Long-term receivable in the amount of $8.9 million and $7.4 million as of September 30, 2022, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 5.0%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for Accounts and Long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of December 31, 2022 and September 30, 2022. There was no activity in the allowance for credit losses of these receivables for the three months ended December 31, 2022 and 2021, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2022 and 2021 was $182 thousand and $139 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

There was one new agreement effective in the first quarter of fiscal year 2023 causing an increase in Accounts and Long-term receivable. This agreement included approximately $3.0 million of payments to be received over the next

2 years from the effective date of the agreement. The revenue for this transaction was recorded net during the first quarter of fiscal year 2023.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2023	$7,232
2024	6,859
2025	2,313
Total payments	$16,404
Less: unearned interest income	(843)
Total, net of unearned interest income	$15,561

7.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2022	2022

	(Amounts in thousands)
Raw materials	$344	$421
Work-in-process	205	23
Finished goods	3,567	3,928
Total	$4,116	$4,372

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

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as ADP, NXP, and BCRM for a variety of processors for certain products. We are dependent on NVIDIA for our high-speed interconnect components and Marvel for Myricom components. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

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

8.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2022 and 2021 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	December 31, 2022	December 31, 2021
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	162	179
Short-term lease cost	Selling, general, and administrative	10	12
Total lease costs		$172	$192
Less sublease interest income	Revenue	(1)	—
Total lease costs, net of sublease interest income		$171	$192

Supplemental cash flow information related to leases for three months ended December 31, 2022 and 2021 is below:

	Three months ended
	December 31, 2022	December 31, 2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166	$187
Operating cash flows from short-term leases	10	12
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	1	11
Cash received from subleases	5	18

9.            Accounts payable and accrued expenses, and Other noncurrent liabilities

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

Interest expense related to these agreements for the three months ended December 31, 2022 and 2021 was $56 thousand and $74 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	December 31, 2022	September 30, 2022
	(Amounts in thousands)
Current	$1,758	$1,758
Less: discount	165	184
Accounts payable and accrued expenses	$1,593	$1,574

Noncurrent	$3,015	$3,186
Less: discount	103	138
Other noncurrent liabilities	$2,912	$3,048

The Company had a total of approximately $8.3 million due (net of interest) to one of these vendors as of December 31, 2022. This is approximately 46% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $16.1 million due (net of interest) to one of these vendors as of September 30, 2022. This is approximately 63% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.          Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

Interest expense related to the notes for the three months ended December 31, 2022 and 2021 was $5 thousand and $14 thousand, respectively.

	December 31, 2022	September 30, 2022
	(Amounts in thousands)
Current	$449	$449
Less: notes discount	17	22
Notes payable - current portion	$432	$427

Noncurrent	$—	$449
Less: notes discount	—	—
Notes payable - noncurrent portion	$—	$449

As of December 31, 2022 and September 30, 2022, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of December 31, 2022 and September 30, 2022, Company borrowings, all from the TS segment, under the inventory line of credit were $3.4 million and $3.1 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2022 and September 30, 2022, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of December 31, 2022 and September 30, 2022 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2022			2021
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$106	$4	$110	$71	$2	$73
Expected return on plan assets	(142)	—	(142)	(122)	—	(122)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net (gain) loss	—	(1)	(1)	25	—	25
Net periodic (benefit) cost	$(34)	$3	$(31)	$(24)	$2	$(22)

Post Retirement:
Service cost	$—	$6	$6	$—	$11	$11
Interest cost	—	15	15	—	12	12
Amortization of net (gain) loss	—	(49)	(49)	—	(2)	(2)
Net periodic benefit	$—	$(28)	$(28)	$—	$21	$21

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2022				September 30, 2022
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$64	$64	$—	$—	$27	$27	$—	$—
Pooled funds	9,918	6,285	3,633	—	8,798	5,513	3,285	—
Total plan assets	$9,982	$6,349	$3,633	$—	$8,825	$5,540	$3,285	$—

12.            Income Taxes

An income tax expense of $133 thousand was recorded for the three months ended December 31, 2022 compared to an income tax expense of $12 thousand in the same period of fiscal year 2022. The income tax expense for three months  ended December 31, 2022 is primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, offset by the use of federal NOL and R&D credits. The Company continues to maintain a full valuation allowance on their operations but will continue to evaluate this need going forward. The income tax expense for the three months ended December 31, 2021 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program (PPP).

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended December 31, 2022 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2022	2022

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(5,127)	$(5,791)
Cumulative unrealized loss on pension liability	(1,537)	(1,537)
Accumulated other comprehensive loss, net	$(6,664)	$(7,328)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of December 31, 2022 or September 30, 2022.

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

	As of December 31, 2022		As of September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$19,585	$19,585	$23,982	$23,982	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	15,561	15,561	16,328	16,328	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	4,505	4,505	4,622	4,622	3	Note 9
Line of Credit	3,449	3,449	3,124	3,124	2	Note 10
Notes payable	432	432	876	876	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of December 31, 2022 and September 30, 2022.

15.          Segment Information

The following tables present certain operating segment information for the three ended December 31, 2022 and 2021.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,162	$191	$11,868	$12,059	$14,221
Service	327	87	3,709	3,796	4,123
Total sales	$2,489	$278	$15,577	$15,855	$18,344
Operating (loss) income	$(98)	$14	$1,448	$1,462	$1,364
Interest income	$1	$35	$225	$260	$261
Interest expense	$(3)	$—	$(61)	$(61)	$(64)
Total assets	$9,973	$6,713	$52,288	$59,001	$68,974
Capital expenditures	$16	$—	$28	$28	$44
Depreciation and amortization	$29	$—	$61	$61	$90

2021
Sales:
Product	$720	$62	$7,938	$8,000	$8,720
Service	344	93	3,212	3,305	3,649
Total sales	$1,064	$155	$11,150	$11,305	$12,369
Operating (loss) income	$(1,005)	$(55)	$664	$609	$(396)
Interest income	$—	$7	$138	$145	$145
Interest expense	$(17)	$—	$(88)	$(88)	$(105)
Total assets	$9,056	$9,397	$43,333	$52,730	$61,786
Capital expenditures	$45	$—	$92	$92	$137
Depreciation and amortization	$35	$—	$59	$59	$94

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2022 and 2021.

	Three months ended December 31,
	2022		2021
	(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$1.8	10%	$1.9	16%
Customer B	$2.1	12%	$0.9	7%
Customer C	$1.8	10%	$—	-%

Customer A had a balance of $13.6 million, or 47%, of total consolidated accounts receivable and long-term receivable as of December 31, 2022. Customer A had a balance of $16.2 million, or 52%, of total consolidated accounts receivable and long-term receivable as of September 30, 2022. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of September 30, 2022 and December 31, 2022. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of December 31, 2022.

16.          Dividend

On December 6, 2022, the Company’s board of directors declared a cash dividend of $0.03 per share which was paid on January 6, 2023 to shareholders of record as of December 21, 2022, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the three months ended December 31, 2022 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. Additionally, recent global shipping delays have exacerbated this problem. The TS segment has many vendors it transacts with and supply shortages are pervasive with many of them. The HPP segment has and continues to experience shortages with their vendors as well. If we are unable to successfully resolve these disruptions and shortages, the timing and amount of our future results may be  materially impacted. The HPP segment secured a $1.8 million contract for real-time networking monitoring for cyber attack detection in the first quarter of fiscal year 2022, but due to the delays by manufacturers the sale was recognized fully in revenue in the first quarter of fiscal year 2023 when we obtained the product from the manufacturers. Related to the supply shortage and potentially inflation, we have experienced price increases for our products, which we try to pass on to the customer.

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

As of December 31, 2022, the Russian/Ukrainian military conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflict to the Company and our customers and suppliers.

Results of Operations.

Overview of the three months ended December 31, 2022

Our sales increased by approximately $5.9 million, or 48%, to $18.3 million for the three months ended December 31, 2022 as compared to $12.4 million for the three months ended December 31, 2021. The increase in sales is the result of an increase of $4.5 million in our TS segment combined with a $1.4 million increase in our HPP segment. Our gross margin percentage increased to 32% of sales for the three months ended December 31, 2022 as compared to 29% for the three months ended December 31, 2021. For the three months ended December 31, 2022 there was an operating income of $1.4 million compared to an operating loss of $0.4 million for the three months ended December 31, 2021. Other income, (expense) net decreased $0.3 million for the three months ended to December 31, 2022 as compared to the three months ended December 31, 2021.  An income tax expense of $133 thousand was recorded for the three months ended December 31, 2022 compared to an income tax expense of $12 thousand in the same period of fiscal year 2022.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2022 and 2021:

		%		%
	December 31, 2022	of sales	December 31, 2021	of sales

	(Dollar amounts in thousands)
Sales	$18,344	100%	$12,369	100%
Costs and expenses:
Cost of sales	12,527	68%	8,755	71%
Engineering and development	836	5%	627	5%
Selling, general and administrative	3,617	20%	3,383	27%
Total costs and expenses	16,980	93%	12,765	103%
Operating income (loss)	1,364	7%	(396)	(3)%
Other income (expense), net	(270)	(1)%	42	—%
Income (loss) before income taxes	1,094	6%	(354)	(3)%
Income tax expense	133	1%	12	—%
Net income (loss)	$961	5%	$(366)	(3)%

Sales

Our sales increased by approximately $5.9 million to $18.3 million for the three months ended December 31, 2022 as compared to $12.4 million for the prior year period. The increase in sales is the result of an increase of $4.5 million in our TS segment combined with a $1.4 million increase in our HPP segment.

TS segment sales change was as follows for the three months ended December 31, 2022 and 2021:

	December 31,		Increase
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$12,059	$8,000	$4,059	51%
Services	3,796	3,305	491	15%
Total	$15,855	$11,305	$4,550	40%

The increase in TS segment product sales of $4.1 million during the period is primarily attributable to an increase in the U.S. division due to increased sales to several major customers. Service sales for the three months ended December 31, 2022 increased $0.5 million from the prior year period, which is attributable to the U.S. division. The increase in service sales included increased third party maintenance sales of $0.4 million, increased managed services sales of $0.3 million, partially offset with decreased internal and third party service sales of $0.2 million.

HPP segment sales change was as follows for the three months ended December 31, 2022 and 2021:

	December 31,		Increase (decrease)
	2022	2021	$	%

	(Dollar amounts in thousands)
Products	$2,162	$720	$1,442	200%
Services	327	344	(17)	(5)%
Total	$2,489	$1,064	$1,425	134%

The HPP product sales increased by $1.4 million for the three months ended December 31, 2022 as compared to the prior year period primarily as a result of one large Myricom product order placed in the first quarter of fiscal year 2022, but due to supply chain delays was not fully fulfilled until the first quarter of fiscal year 2023. The HPP services sales remained relatively flat for the three months ended December 31, 2022 compared to the prior year period as a result of ARIA revenue increasing $0.1 million, which was offset with a decrease of $0.1 million in royalties on high-speed processing boards related to the E2D program.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2022 and 2021:

	December 31,				Increase (decrease)
	2022	%	2021	%	$	%

	(Dollar amounts in thousands)
Americas	$17,940	97%	$11,625	94%	$6,315	54%
Europe	288	2%	635	5%	(347)	(55)%
Asia	116	1%	109	1%	7	6%
Totals	$18,344	100%	$12,369	100%	$5,975	48%

The $6.3 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $4.8 million combined with sales by our HPP segment of $1.5 million. The $0.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s U.S. division of $0.2 million combined with a decrease in the HPP division of $0.1 million. The sales to Asia remained relatively flat compared to prior year without any significant changes in any divisions.

Gross Margins

Our gross margin ("GM") increased $2.2 million for the three months ended December 31, 2022 as compared to the prior year period. The GM as a percentage of sales increased to 32% for the three months ended December 31, 2022 as compared to the prior year period of 29%.

	December 31,
	2022		2021		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,164	26%	$2,992	26%	$1,172	—%
HPP	1,653	66%	622	58%	1,031	8%
Total	$5,817	32%	$3,614	29%	$2,203	3%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,029	17%	$1,144	14%	$885	3%
Services	2,135	56%	1,848	56%	287	—%
Total	$4,164	26%	$2,992	26%	$1,172	—%

The overall TS segment GM as a percentage of sales remained flat at 26% for the three month period ended December 31, 2022 compared to the prior year period. This was primarily due to prior year’s services GM being a larger percentage of total GM relative to product GM, which was offset in the current year by improved product GM as a percentage of product sales. Product GM as a percentage of product sales increased to 17% for the three months ended December 31, 2022 from 14% for the prior year period. This was primarily due to higher margin products being sold to several major customers. Service GM as a percentage of service sales remained flat at 56% for the three months ended December 31, 2022 compared to the prior year period due to no significant changes in any types of service revenue margin as a percentage of its respective revenue.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,421	66%	$299	42%	$1,122	24%
Services	232	71%	323	94%	(91)	(23)%
Total	$1,653	66%	$622	58%	$1,031	8%

The overall HPP segment GM as a percentage of sales increased to 66% for the three months ended December 31, 2022 from 58% for the three months ended December 31, 2021. The 24% increase in product GM as a percentage of product revenue for the three months ended December 31, 2022 compared to the same prior year period is primarily due to one major order that did not occur in the prior year period. The 23% decrease in service GM as a percentage of services revenue from prior year was due to decreased royalty sales, which are nearly all margin.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased $0.2 million for the three months ended December 31, 2022 to $0.8 million when compared to the prior year period due to increased consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,				$	%
		% of		% of	Increase	Increase
	2022	Total	2021	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,703	75%	$2,383	70%	$320	13%
HPP segment	914	25%	1,000	30%	(86)	(9)%
Total	$3,617	100%	$3,383	100%	$234	7%

SG&A expenses of $3.6 million for the three months ended December 31, 2022 increased $0.2 million as compared to the prior year period. The TS segment G&A expenses increased by approximately $0.3 million due to increased variable compensation as there were higher sales in the first quarter of fiscal year 2023 when compared to the prior year period. The HPP segment SG&A expenses decreased approximately $0.1 million for the three months ended December 31, 2022 as compared to the prior year period due to decreased labor expenses and consulting.

Other Income/Expenses

The following table details other income (expense) for the three months ended December 31, 2022 and 2021:

	Three months ended
			Increase
	December 31, 2022	December 31, 2021	(Decrease)

	(Amounts in thousands)
Foreign exchange loss	$(501)	$(17)	$(484)
Interest expense	(64)	(105)	41
Interest income	261	145	116
Other income (expense), net	34	19	15
Total other income (expense), net	$(270)	$42	$(312)

The $0.3 million decrease in total other income (expense), net for the three months ended December 31, 2022 as compared to the prior year period is primarily due to a net increase in foreign exchange loss of $0.5 million, partially offset by an increase in interest income of $0.1 million.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain is primarily from a Euro and U.S. Dollar bank account. The US dollar weakened relative to the British Pound for the three months ended December 31, 2022 causing a foreign exchange loss, partially offset with the Euro strengthening relative to the British Pound for the same period.

The interest income increase of $116 thousand for the three months ended December 31, 2022 as compared to the prior year period is primarily due to new agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) entered into subsequent to the first quarter of fiscal year 2022 in the TS-US division combined with higher interest income from our cash and cash equivalents due to increased interest rates in the first quarter of fiscal year 2023. This was partially offset by less interest income from agreements that have payments in excess of one year that were entered into in the first quarter of fiscal year 2022 or prior due to more principal payments resulting in the receivables accruing less interest income.

The interest expense decrease of $41 thousand for the three months ended December 31, 2022 as compared to the prior year period is related to the TS U.S. division entering into multi-year contracts in prior years, which incur less interest expense as time elapses due to principal payments being made. Payments on these agreements contain both principal and interest expense. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax expense of $133 thousand was recorded for the three months ended December 31, 2022 compared to an income tax expense of $12 thousand in the same period of fiscal year 2022. The income tax expense for three months  ended December 31, 2022 is primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, offset by the use of federal NOL and R&D credits. The Company continues to maintain a full valuation allowance on its operations but will continue to evaluate this need going forward. The income tax expense for the three months ended December 31, 2021 was driven by an increase in the valuation allowance against deferred tax assets in the period, offset by a benefit recorded for a change in tax law, allowing for the immediate deduction of covered expenses incurred through the Paycheck Protection Program (PPP).

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended December 31, 2022 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $4.4 million to $19.6 million as of December 31, 2022 from $24.0 million as of September 30, 2022.

Our significant sources of cash for the three months ended December 31, 2022 included a decrease in accounts receivable and long-term receivable of $1.2 million, an increase of $0.3 million in net amount received under the line-of-credit agreement, a decrease in other assets of $0.3 million, and a decrease in inventories of $0.2 million.

Our significant uses of cash for the three months ended December 31, 2022 were primarily related to a decrease in accounts payable and accrued expenses and other long-term liabilities of $7.4 million and repayments on notes payable of $0.4 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.0 million as of December 31, 2022 and consisted of 0.4 million Euros, 0.2 million British Pounds, and 4.4 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Approximately 3.5 million U.S. Dollars was transferred from the foreign subsidiary in the U.K. to Modcomp, Inc. (TS-US) to use in operations during the first quarter of fiscal year 2023.

As of December 31, 2022 and September 30, 2022, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $11.5 million and $11.9 million were available as of December 31, 2022 and September 30, 2022, respectively. As of December 31, 2022 and September 30, 2022 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, the

Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022, (b) our Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2022 and 2021, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2022 and 2021, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2022 and 2021, (e) our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 9, 2023	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 9, 2023	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer