Form 10-Q
period 2023-03-31
CSP INC /MA/
filed 2023-05-10
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2023

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

As of May 5, 2023, the registrant had 4,710,574 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,312	$23,982
Investments - held-to-maturity	3,533	—
Accounts receivable, net of allowances of $106 and $88	22,128	22,993
Investment in lease, net-current portion	14	17
Inventories	6,342	4,372
Refundable income taxes	822	1,050
Other current assets	4,746	7,043
Total current assets	50,897	59,457

Property, equipment and improvements, net	657	647
Operating lease right-of-use assets	862	1,160
Intangibles, net	53	10
Investment in lease, net-less current portion	9	3
Long-term receivable	6,705	7,412
Cash surrender value of life insurance	5,275	5,163
Pension benefits assets	1,453	1,099
Other assets	113	111
Total assets	$66,024	$75,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,929	$22,463
Line of credit	1,338	3,124
Notes payable - current portion	438	427
Deferred revenue	3,702	4,058
Pension and retirement plans	110	110
Total current liabilities	19,517	30,182
Pension and retirement plans	1,253	1,337
Notes payable - noncurrent portion	—	449
Operating lease liabilities - noncurrent portion	438	623
Income taxes payable	462	462
Other noncurrent liabilities	2,906	3,046
Total liabilities	24,576	36,099

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,711 and 4,554 shares, respectively	48	46
Additional paid-in capital	20,113	19,476
Retained earnings	27,773	26,769
Accumulated other comprehensive loss	(6,486)	(7,328)
Total shareholders’ equity	41,448	38,963
Total liabilities and shareholders’ equity	$66,024	$75,062

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Sales:
Product	$8,988	$8,217	$23,209	$16,937
Services	4,281	3,764	8,404	7,413
Total sales	13,269	11,981	31,613	24,350

Cost of sales:
Product	6,580	6,265	17,351	13,542
Services	1,699	1,516	3,455	2,994
Total cost of sales	8,279	7,781	20,806	16,536

Gross profit	4,990	4,200	10,807	7,814

Operating expenses:
Engineering and development	858	717	1,694	1,344
Selling, general and administrative	3,895	3,507	7,512	6,890
Total operating expenses	4,753	4,224	9,206	8,234

Operating income (loss)	237	(24)	1,601	(420)

Other income (expense):
Foreign exchange (loss) gain	(115)	176	(616)	159
Interest expense	(62)	(101)	(126)	(206)
Interest income	325	126	586	271
Other income (expense), net	7	(16)	41	3
Total other income (expense), net	155	185	(115)	227
Income (loss) before income taxes	392	161	1,486	(193)
Income tax expense	71	5	204	17
Net income (loss)	$321	$156	$1,282	$(210)
Net income (loss) attributable to common shareholders	$302	$148	$1,205	$(210)

Net income (loss) per common share - basic	$0.07	$0.03	$0.28	$(0.05)
Weighted average common shares outstanding – basic	4,391	4,274	4,342	4,237

Net income (loss) per common share - diluted	$0.07	$0.03	$0.27	$(0.05)
Weighted average common shares outstanding – diluted	4,462	4,285	4,395	4,237

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Net income (loss)	$321	$156	$1,282	$(210)
Foreign currency translation gain (loss) adjustments, net	178	(181)	842	(152)
Total comprehensive income (loss)	$499	$(25)	$2,124	$(362)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2022	4,555	$46	$19,735	$27,593	$(6,664)	$40,710
Net income	—	—	—	321	—	321
Other comprehensive income	—	—	—	—	178	178
Stock-based compensation	—	—	280	—	—	280
Restricted stock issuance	142	2	—	—	—	2
Issuance of shares under employee stock purchase plan	14	—	98	—	—	98
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(141)	—	(141)
Balance as of March 31, 2023	4,711	$48	$20,113	$27,773	$(6,486)	$41,448

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2021	4,394	$44	$18,483	$24,825	$(9,419)	$33,933
Net income	—	—	—	156	—	156
Other comprehensive loss	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	247	—	—	247
Restricted stock issuance	141	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(13)	—	—	(100)	—	(100)
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2023 and 2022:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963
Net income	—	—	—	1,282	—	1,282
Other comprehensive income	—	—	—	—	842	842
Stock-based compensation	—	—	539	—	—	539
Restricted stock issuance	143	2	—	—	—	2
Issuance of shares under employee stock purchase plan	14	—	98	—	—	98
Cash dividends paid on common stock ($0.06 per share)	—	—	—	(278)	—	(278)
Balance as of March 31, 2023	4,711	$48	$20,113	$27,773	$(6,486)	$41,448

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net loss	—	—	—	(210)	—	(210)
Other comprehensive loss	—	—	—	—	(152)	(152)
Stock-based compensation	—	—	472	—	—	472
Restricted stock cancellation	—	(1)	—	—	—	(1)
Restricted stock issuance	141	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(13)	—	—	(100)	—	(100)
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2023	2022
Operating activities
Net income (loss)	$1,282	$(210)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	171	175
Amortization of intangibles	6	5
Loss on sale of fixed assets, net	—	1
Foreign exchange loss (gain)	616	(159)
Provision for losses (recoveries) on accounts receivable	15	(45)
Provision for obsolete inventory	70	21
Amortization of lease right-of-use assets	299	360
Stock-based compensation expense on stock options and restricted stock awards	539	472
(Decrease) increase in cash surrender value of life insurance	(49)	156

Changes in operating assets and liabilities:
Decrease in accounts receivable	851	1,687
Increase in life insurance receivable	—	(322)
Increase in inventories	(2,037)	(87)
Decrease (increase) in refundable income taxes	228	(55)
Increase in operating lease right-of-use assets	(1)	(42)
Decrease in other assets	2,311	1,005
(Increase) decrease in investment in lease	(3)	34
Decrease in long-term receivable	706	2,179
Decrease in accounts payable and accrued expenses	(8,480)	(3,743)
Increase in interest payable	59	42
Decrease in operating lease liabilities	(304)	(321)
(Decrease) increase in deferred revenue	(356)	771
Decrease in pension and retirement plans liabilities	(309)	(244)
Decrease in other long-term liabilities	(140)	(407)
Net cash (used in) provided by operating activities	(4,526)	1,273

Investing activities
Life insurance premiums paid	(64)	(60)
Purchase of held-to-maturity investments	(3,533)	—
Proceeds from sales of property, equipment, and improvements	—	2
Additions of intangible assets	(51)	—
Purchases of property, equipment and improvements	(181)	(195)
Net cash used in investing activities	(3,829)	(253)

Financing activities
Dividends paid	(278)	—
Net borrowing under line-of-credit agreement	(1,786)	(62)
Repayments on notes payable	(406)	(559)
Principal payments on finance leases	(2)	(23)
Purchase of common stock	—	(100)
Proceeds from issuance of shares under equity compensation plans	98	90
Net cash used in financing activities	(2,374)	(654)
Effects of exchange rate on cash	59	(41)
Net (decrease) increase in cash and cash equivalents	(10,670)	325
Cash and cash equivalents beginning of year	23,982	20,007
Cash and cash equivalents end of year	$13,312	$20,332

Supplementary cash flow information:
Cash paid for income taxes	$35	$—
Cash paid for interest	$73	$184

Supplementary non-cash financing activities:
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$2,852	$450

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

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

1.            Basis of Presentation and New Significant Accounting Policy

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

New Significant Accounting Policy – Held-to-maturity investment securities

Our held-to-maturity investments consist of treasury bills, which mature at different intervals with the last maturity date in August of 2023. These investments are stated at amortized cost. The carrying value of these investments as of March 31, 2023 was $3.5 million and we did not have any outstanding investments as of September 30, 2022. We did not record any gains or losses on these securities during the six months ended March 31, 2023. The estimated fair value of these investments approximated their carrying values of March 31, 2023. We do not intend to sell these investments.

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

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of March 31, 2023

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$972	$175	$7,840	$8,015	$8,987
Service	504	92	3,685	3,777	4,281
Finance *	—	—	1	1	1
Total sales	$1,476	$267	$11,526	$11,793	$13,269

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$962	$212	$7,042	$7,254	$8,216
Service	181	104	3,479	3,583	3,764
Finance *	—	—	1	1	1
Total sales	$1,143	$316	$10,522	$10,838	$11,981

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$3,134	$366	$19,707	$20,073	$23,207
Service	831	179	7,394	7,573	8,404
Finance *	—	—	2	2	2
Total sales	$3,965	$545	$27,103	$27,648	$31,613

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$1,682	$274	$14,980	$15,254	$16,936
Service	525	197	6,691	6,888	7,413
Finance *	—	—	1	1	1
Total sales	$2,207	$471	$21,672	$22,143	$24,350

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $2.3 million and $4.4 million as of March 31, 2023 and September 30, 2022, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of March 31, 2023 and September 30, 2022. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $3.7 million and $4.1 million as of March 31, 2023 and September 30, 2022, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of March 31, 2023 and September 30, 2022, respectively. Revenue recognized for the six months ended March 31, 2023 that was included in contract liabilities as of September 30, 2022 was $1.9 million.

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

Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of March 31, 2023 and September 30, 2022. The portion of current capitalized costs were $155 thousand and $128 thousand as of March 31, 2023 and September 30, 2022, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended March 31, 2023 and 2022 were $98 thousand and $91 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2023 and 2022 were $199 thousand and $181 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the six months ended March 31, 2023 and 2022.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The portion of current capitalized costs were $3 thousand as of March 31, 2023 and $9 thousand as of September 30, 2022. The were no noncurrent capitalized costs as of March 31, 2023 and September 30, 2022, respectively. The amount of fulfillment costs amortized for the three months ended March 31, 2023 and 2022 were $3 thousand and $3 thousand, respectively. The amount of fulfillment costs amortized for the six months ended March 31, 2023 and 2022 were $6 thousand and $6 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the six months ended March 31, 2023 and 2022.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023 is set forth in the table below:

(Amounts in thousands)
Fiscal 2023	257
Fiscal 2024	61
$318

5.            Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive restricted stock awards and is computed by dividing net income (loss) by the assumed weighted average number of common shares outstanding.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

	(Amounts in thousands except per share data)
Net income (loss)	$321	$156	$1,282	$(210)
Less: net income attributable to nonvested common stock	19	8	77	—
Net income (loss) attributable to common shareholders	$302	$148	$1,205	$(210)

Weighted average total shares outstanding – basic	4,688	4,517	4,621	4,237
Less: weighted average non–vested shares outstanding	297	243	279	—
Weighted average number of common shares outstanding – basic	4,391	4,274	4,342	4,237
Add: potential common shares from non–vested stock awards	71	11	53	—
Weighted average common shares outstanding – diluted	4,462	4,285	$4,395	4,237

Net income (loss) per common share - basic	$0.07	$0.03	$0.28	$(0.05)
Net income (loss) per common share - diluted	$0.07	$0.03	$0.27	$(0.05)

Anti-dilutive securities include restricted stock, which are excluded from the diluted income (loss) per share computation. Non-vested restricted stock awards of 26 thousand and 101 thousand were excluded from the diluted net income per share calculation for the three and six months ended March 31, 2023, respectively. Non-vested restricted stock awards of 238 thousand and 175 thousand were excluded from the diluted net income per share calculation for the three and six months ended March 31, 2022, respectively.

6.            Accounts and Long-Term Receivable

Within Accounts receivable and Long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of $8.7 million and $6.7 million as of March 31, 2023. These receivables are included in Accounts receivable and Long-term receivable in the amount of $8.9 million and $7.4 million as of September 30, 2022, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 5.0%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for Accounts and Long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of March 31, 2023 and September 30, 2022. There was no activity in the allowance for credit losses of these receivables for the three and six months ended March 31, 2023 and 2022, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2023 and 2022 was $189 thousand and $122 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2023 and 2022 was $371 thousand and $261 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2023	$6,924
2024	6,859
2025	2,313
Total payments	$16,096
Less: unearned interest income	(654)
Total, net of unearned interest income	$15,442

7.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2023	2022

	(Amounts in thousands)
Raw materials	$208	$421
Work-in-process	62	23
Finished goods	6,072	3,928
Total	$6,342	$4,372

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

8.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2023 and 2022 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2023	March 31, 2022
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	162	163
Short-term lease cost	Selling, general, and administrative	11	19
Total lease costs		$174	$183
Less sublease interest income	Revenue	(1)	(1)
Total lease costs, net of sublease interest income		$173	$182

The components of lease costs for the six months ended March 31, 2023 and 2022 are as follows:

		Six months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2023	March 31, 2022
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$2
Operating Lease:
Operating lease cost	Selling, general, and administrative	324	342
Short-term lease cost	Selling, general, and administrative	21	31
Total lease costs		$346	$375
Less sublease interest income	Revenue	(2)	(1)
Total lease costs, net of sublease interest income		$344	$374

Supplemental cash flow information related to leases for the six months ended March 31, 2023 and 2022 is below:

	Six months ended
	March 31, 2023	March 31, 2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330	$355
Operating cash flows from short-term leases	21	31
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	2	23
Cash received from subleases	10	34

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

Interest expense related to these agreements for the three months ended March 31, 2023 and 2022 was $53 thousand and $72 thousand, respectively. Interest expense related to these agreements for the six months ended March 31, 2023 and 2022 was $109 thousand and $146 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	March 31, 2023	September 30, 2022
	(Amounts in thousands)
Current	$1,758	$1,758
Less: discount	146	184
Accounts payable and accrued expenses	$1,612	$1,574

Noncurrent	$2,975	$3,186
Less: discount	69	138
Other noncurrent liabilities	$2,906	$3,048

The Company had a total of approximately $7.3 million due (net of interest) to one of these vendors as of March 31, 2023. This is approximately 43% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $16.1 million due (net of interest) to one of these vendors as of September 30, 2022. This is approximately 63% of Accounts payable and other noncurrent liabilities. It was the same vendor as of March 31, 2023 and September 30, 2022 that only transacts with the U.S. division of the TS segment. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.          Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

Interest expense related to the notes for the three months ended March 31, 2023 and 2022 was $6 thousand and $13 thousand, respectively. Interest expense related to the notes for the six months ended March 31, 2023 and 2022 was $11 thousand and $27 thousand, respectively.

	March 31, 2023	September 30, 2022
	(Amounts in thousands)
Current	$449	$449
Less: notes discount	11	22
Notes payable - current portion	$438	$427

Noncurrent	$—	$449
Less: notes discount	—	—
Notes payable - noncurrent portion	$—	$449

As of March 31, 2023 and September 30, 2022, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2023 and September 30, 2022, Company borrowings, all from the TS segment, under the inventory line of credit were $1.3 million and $3.1 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2023 and September 30, 2022, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2023 and September 30, 2022 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended March 31,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$105	$3	$108	$67	$3	$70
Expected return on plan assets	(140)	—	(140)	(114)	—	(114)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net (gain) loss	—	(1)	(1)	24	1	25
Net periodic (benefit) cost	$(33)	$2	$(31)	$(21)	$4	$(17)

Post Retirement:
Service cost	$—	$6	$6	$—	$11	$11
Interest cost	—	16	16	—	11	11
Amortization of net gain	—	(49)	(49)	—	(2)	(2)
Net periodic (benefit) cost	$—	$(27)	$(27)	$—	$20	$20

	Six Months Ended March 31,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$211	$7	$218	$138	$5	$143
Expected return on plan assets	(282)	—	(282)	(236)	—	(236)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net (gain) loss	—	(2)	(2)	49	1	50
Net periodic (benefit) cost	$(67)	$5	$(62)	$(45)	$6	$(39)

Post Retirement:
Service cost	$—	$12	$12	$—	$22	$22
Interest cost	—	31	31	—	23	23
Amortization of net gain	—	(98)	(98)	—	(4)	(4)
Net periodic (benefit) cost	$—	$(55)	$(55)	$—	$41	$41

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2023				September 30, 2022
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$619	$619	$—	$—	$200	$200	$—	$—
Fixed income	9,431	9,431	—	—	1,801	1,801	—	—
Equity	882	266	616	—	6,824	3,539	3,285	—
Total plan assets	$10,932	$10,316	$616	$—	$8,825	$5,540	$3,285	$—

12.            Income Taxes

An income tax expense of $71 thousand was recorded for the three months ended March 31, 2023 compared to an income tax expense of $5 thousand in the same period in the prior year. An income tax expense of $204 thousand was recorded for the six months ended March 31, 2023 compared to an income tax expense of $17 thousand in the same period in the prior year. The income tax expense for the for the three and six months ended March 31, 2023 was primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, partially offset by the use of federal NOL and R&D credits. The Company continues to maintain a full valuation allowance on our operations but will continue to evaluate this need going forward. The income tax expense for the three and six months ended March 31, 2022 was primarily driven by minimum state tax expenses due to the full valuation allowance in place during the period.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2023 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2023	2022

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,949)	$(5,791)
Cumulative unrealized loss on pension liability	(1,537)	(1,537)
Accumulated other comprehensive loss, net	$(6,486)	$(7,328)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of March 31, 2023 or September 30, 2022.

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

	As of March 31, 2023		As of September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$13,312	$13,312	$23,982	$23,982	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	15,442	15,442	16,328	16,328	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	4,518	4,518	4,622	4,622	3	Note 9
Line of Credit	1,338	1,338	3,124	3,124	2	Note 10
Notes payable	438	438	876	876	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of March 31, 2023 and September 30, 2022.

15.          Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2023 and 2022.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$972	$175	$7,841	$8,016	$8,988
Service	504	92	3,685	3,777	4,281
Total sales	$1,476	$267	$11,526	$11,793	$13,269
Operating (loss) income	$(693)	$(10)	$940	$930	$237
Interest expense	$(3)	$—	$(59)	$(59)	$(62)
Interest income	$7	$44	$274	$318	$325
Total assets	$8,695	$6,930	$50,399	$57,329	$66,024
Capital expenditures	$24	$—	$113	$113	$137
Depreciation and amortization	$27	$—	$61	$61	$88

2022
Sales:
Product	$962	$212	$7,043	$7,255	$8,217
Service	181	104	3,479	3,583	3,764
Total sales	$1,143	$316	$10,522	$10,838	$11,981
Operating (loss) income	$(1,102)	$(36)	$1,114	$1,078	$(24)
Interest expense	$(14)	$—	$(87)	$(87)	$(101)
Interest income	$1	$4	$121	$125	$126
Total assets	$8,756	$9,161	$40,513	$49,674	$58,430
Capital expenditures	$15	$—	$43	$43	$58
Depreciation and amortization	$28	$—	$58	$58	$86

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$3,134	$366	$19,709	$20,075	$23,209
Service	831	179	7,394	7,573	8,404
Total sales	$3,965	$545	$27,103	$27,648	$31,613
Operating (loss) income	$(791)	$4	$2,388	$2,392	$1,601
Interest expense	$(6)	$—	$(120)	$(120)	$(126)
Interest income	$8	$79	$499	$578	$586
Total assets	$8,695	$6,930	$50,399	$57,329	$66,024
Capital expenditures	$40	$—	$141	$141	$181
Depreciation and amortization	$56	$—	$122	$122	$178

2022
Sales:
Product	$1,682	$274	$14,981	$15,255	$16,937
Service	525	197	6,691	6,888	7,413
Total sales	$2,207	$471	$21,672	$22,143	$24,350
Operating (loss) income	$(2,107)	$(91)	$1,778	$1,687	$(420)
Interest expense	$(31)	$—	$(175)	$(175)	$(206)
Interest income	$1	$11	$259	$270	$271
Total assets	$8,756	$9,161	$40,513	$49,674	$58,430
Capital expenditures	$60	$—	$135	$135	$195
Depreciation and amortization	$63	$—	$117	$117	$180

Operating income (loss) consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income (expense) or by income tax expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 6, “Accounts and Long-Term Receivable” for details) and interest income from money market accounts in fiscal year 2023 year as interest rates have increased significantly, and interest expense primarily from multi-year agreements with vendors (see Note 9, “Accounts payable and other noncurrent liabilities”). All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2023 and 2022.

	Three months ended March 31,				Six months ended March 31,
	2023		2022		2023		2022
					(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$0.1	1%	$2.4	20%	$2.3	7%	$4.3	18%
Customer B	$1.3	10%	$0.6	5%	$1.8	6%	$0.7	3%

One customer, not listed above, had a balance of $14.1 million, or 49%, of total consolidated accounts receivable and long-term receivable as of March 31, 2023 and a balance of $15.8 million, or 52%, of total consolidated accounts receivable and long-term receivable as of September 30, 2022. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of March 31, 2023. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of March 31, 2023.

16.          Dividend

On December 6, 2022, the Company’s board of directors declared a cash dividend of $0.03 per share which was paid on January 6, 2023 to shareholders of record as of December 21, 2022, the record date.

On February 8, 2023, the Company’s board of directors declared a cash dividend of $0.03 per share which was paid on March 14, 2023 to shareholders of record as of February 24, 2023, the record date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10 K for the fiscal year ended September 30, 2022. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, continued disruptions in the supply chain and inflationary pressures, the impact of the Ukraine-Russian military conflict on global trade and financial markets, and the continuing impact of the novel coronavirus (COVID-19) on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10 K for the fiscal year ended September 30, 2022 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the six months ended March 31, 2023 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

As of March 31, 2023, the Russian/Ukrainian military conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflict to the Company and our customers and suppliers.

Results of Operations

Overview of the three months ended March 31, 2023

Our sales increased by approximately $1.3 million, or 11%, to $13.3 million for the three months ended March 31, 2023 compared to $12.0 million for the three months ended March 31, 2022. Our gross margin percentage increased to 38% of sales for the three months ended March 31, 2023 compared to 35% for the three months ended March 31, 2022. For the three months ended March 31, 2023 there was an operating income of $237 thousand compared to a $24 thousand operating loss for the three months ended March 31, 2022. Other income, (expense) remained at $0.2 million for the three months ended March 31, 2023 and 2022. An income tax expense of $71 thousand was recorded for the three months ended March 31, 2023 compared to an income tax expense of $5 thousand in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2023 and 2022:

		%		%
	March 31, 2023	of sales	March 31, 2022	of sales

	(Dollar amounts in thousands)
Sales	$13,269	100%	$11,981	100%
Costs and expenses:
Cost of sales	8,279	62%	7,781	65%
Engineering and development	858	6%	717	6%
Selling, general and administrative	3,895	29%	3,507	29%
Total costs and expenses	13,032	97%	12,005	100%
Operating income (loss)	237	2%	(24)	—%
Other income (expense), net	155	1%	185	2%
Income before income taxes	392	3%	161	2%
Income tax expense	71	1%	5	—%
Net income	$321	4%	$156	2%

Sales

Our sales increased by approximately $1.3 million to $13.3 million for the three months ended March 31, 2023  compared to $12.0 million for the same prior year period. The increase in sales is the result of an increase of $1.0 million in our TS segment combined with a $0.3 million increase in our HPP segment.

TS segment sales change was as follows for the three months ended March 31, 2023 and 2022:

	March 31,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$8,016	$7,255	$761	10%
Services	3,777	3,583	194	5%
Total	$11,793	$10,838	$955	9%

The increase in TS segment product sales of $0.8 million during the period was attributable to the U.S. division due to increased sales to several major customers. Service sales for the three months ended March 31, 2023 increased $0.2 million from the same prior year period, which was attributable to the U.S. division. The increase in service sales included increased managed services sales of $0.3 million and increased third party maintenance sales of $0.1 million, partially offset by decreased internal and third party service sales of $0.2 million.

HPP segment sales change was as follows for the three months ended March 31, 2023 and 2022:

	March 31,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$972	$962	$10	1%
Services	504	181	323	178%
Total	$1,476	$1,143	$333	29%

The HPP product sales remained relatively flat for the three months ended March 31, 2023 compared to the same prior year period as a result of no significant changes in any product line’s revenue. The HPP services sales increased $0.3 million for the three months ended March 31, 2023 compared to the same prior year period as a result of increased repair revenue of $0.2 million and increased royalties on high-speed processing boards related to the E2D program of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2023 and 2022:

	March 31,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$12,658	95%	$11,420	95%	$1,238	11%
Europe	381	3%	500	4%	(119)	(24)%
Asia	230	2%	61	1%	169	277%
Totals	$13,269	100%	$11,981	100%	$1,288	11%

The $1.2 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $1.0 million combined with an increase in the HPP segment of $0.2 million. The $0.1 million decrease in sales to Europe was primarily the result of decreased sales by our HPP segment. The sales to Asia increased by $0.2 million primarily due to an increase in the HPP segment.

Gross Margins

Our gross margin ("GM") increased $0.8 million for the three months ended March 31, 2023 as compared to the same prior year period. The GM as a percentage of sales increased to 38% for the three months ended March 31, 2023 compared to the same prior year period of 35%.

	March 31,
	2023		2022		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,995	34%	$3,680	34%	$315	—%
HPP	995	67%	520	45%	475	22%
Total	$4,990	38%	$4,200	35%	$790	3%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023		2022		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,775	22%	$1,570	22%	$205	—%
Services	2,220	59%	2,110	59%	110	—%
Total	$3,995	34%	$3,680	34%	$315	—%

The overall TS segment GM as a percentage of sales remained relatively flat at 34% for the three month period ended March 31, 2023 compared to 34% for the same prior year period. Both the U.S. and U.K. division did not have a variance in either product or service GM as a percentage of revenue. Many different types of products are sold by the TS division and the product GM as a percentage of revenue had no change from the same prior year period. The service GM as a percentage of revenue remained flat due to no significant changes in the types of service revenue and a small increase in volume.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$633	65%	$383	40%	$250	25%
Services	362	72%	137	76%	225	(4)%
Total	$995	67%	$520	45%	$475	22%

The overall HPP segment GM as a percentage of sales increased to 67% for the three months ended March 31, 2023 from 45% for the three months ended March 31, 2022. The 25% increase in product GM as a percentage of product revenue for the three months ended March 31, 2023 compared to the same prior year period is due to higher margin Myricom products being sold than the same prior year period as the Myricom products have a wide range of GM as a percentage of revenue. The 4% decrease in service GM as a percentage of services revenue from the same prior year period was due to increased repair revenue in proportion to increased royalties because repair revenue has lower margins than royalties, which are nearly all gross margin.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased $141 thousand for the three months ended March 31, 2023 to $0.9 million compared to the same prior year period due to increased consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,064	79%	$2,602	74%	$462	18%
HPP segment	831	21%	905	26%	(74)	(8)%
Total	$3,895	100%	$3,507	100%	$388	11%

SG&A expenses of $3.9 million for the three months ended March 31, 2023 increased $0.4 million compared to the same prior year period. The TS segment SG&A expenses increased by approximately $0.5 million due to increased variable compensation from higher sales and increased payroll. The HPP segment SG&A expenses decreased approximately $0.1 million for the three months ended March 31, 2023 as compared to the prior year period due to decreased labor and fringe benefit expenses.

Other Income/Expenses

The following table details other income (expense) for the three months ended March 31, 2023 and 2022:

	Three months ended
			Increase
	March 31, 2023	March 31, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange (loss) gain	$(115)	$176	$(291)
Interest expense	(62)	(101)	39
Interest income	325	126	199
Other income (expense), net	7	(16)	23
Total other income (expense), net	$155	$185	$(30)

Total other income (expense), net for the three months ended March 31, 2023 remained relatively flat at $0.2 million compared to the three months ended March 31, 2022.

The $0.3 million increased foreign exchange loss for the three months ended March 31, 2023 was due to the U.S. Dollar and Euro weakening relative to British Pound compared to the same prior year period. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange (loss) gain on the income statement. The foreign exchange loss was primarily from U.S. Dollar and Euro bank accounts in our TS U.K. division.

There were three changes that partially offset the foreign exchange loss.

Interest income increased $199 thousand for the three months ended March 31, 2023 compared to the same prior year period primarily due to additional interest income from agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) entered into during fiscal year 2022, which were partially offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division. Additionally, interest rates have significantly increased from the same prior year period, which has resulted in increased interest income from money market accounts from both the U.S. and U.K.

The interest expense decrease of $39 thousand for the three months ended March 31, 2023 compared to the same prior year period was related to the TS U.S. division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2022 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details. There have been no subsequent multi-year vendor agreements from the second quarter of fiscal year 2022.

Other income (expense), net did not have a significant change from the prior year.

Income Taxes

An income tax expense of $71 thousand was recorded for the three months ended March 31, 2023 compared to an income tax expense of $5 thousand in the same period in the prior year. The income tax expense for the three months ended March 31, 2023 was primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, partially offset by the use of federal NOL and R&D credits. The Company continues to maintain a full valuation allowance on our operations but will continue to evaluate this need going forward. The income tax expense for the three months ended March 31, 2022 was primarily driven by minimum state tax expenses due to the full valuation allowance in place during the period.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2023 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Overview of the six months ended March 31, 2023

Our sales increased by approximately $7.3 million, or 30%, to $31.6 million for the six months ended March 31, 2023 as compared to $24.4 million for the six months ended March 31, 2022. The increase in sales is the result of an increase of $5.5 million in our TS segment and an increase of $1.8 million in our HPP segment. Our gross margin percentage increased to 34% of sales for the six months ended March 31, 2023 compared to 32% for the six months ended March 31, 2022. For the six months ended March 31, 2023 there was an operating income of $1.6 million compared to an operating loss of $0.4 million for the six months ended March 31, 2022. Other income, (expense) net decreased $0.3 million for the six months ended March 31, 2023 to a loss of $0.1 million compared to income of $0.2 million for the six months ended March 31, 2022. An income tax expense of $204 thousand was recorded for the six months ended March 31, 2023 compared to an income tax expense of $17 thousand in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2023 and 2022:

		%		%
	March 31, 2023	of sales	March 31, 2022	of sales

	(Dollar amounts in thousands)
Sales	$31,613	100%	$24,350	100%
Costs and expenses:
Cost of sales	20,806	66%	16,536	68%
Engineering and development	1,694	5%	1,344	6%
Selling, general and administrative	7,512	24%	6,890	28%
Total costs and expenses	30,012	95%	24,770	102%
Operating income (loss)	1,601	5%	(420)	(2)%
Other (expense) income, net	(115)	—%	227	1%
Income (loss) before income taxes	1,486	5%	(193)	(1)%
Income tax expense	204	1%	17	—%
Net income (loss)	$1,282	6%	$(210)	(1)%

Sales

Our sales increased by approximately $7.3 million, or 30%, to $31.6 million for the six months ended March 31, 2023 as compared to $24.4 million for the six months ended March 31, 2022. The increase in sales is the result of an increase of $5.5 million in our TS segment and an increase of $1.8 million in our HPP segment.

TS segment sales change was as follows for the six months ended March 31, 2023 and 2022:

	March 31,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$20,075	$15,255	$4,820	32%
Services	7,573	6,888	685	10%
Total	$27,648	$22,143	$5,505	25%

The increase in TS segment product sales of $4.8 million during the period as compared to the prior year period is attributable to an increase in the U.S. division of $4.7 million due to increased sales to several major customers combined with an increase in the U.K. division of $0.1 million due to one large order with a major customer. Service sales for the six months ended March 31, 2023 increased $0.7 million from the prior year period, which is attributable to the U.S. division. The changes in service sales included increased managed services sales of $0.6 million, increased third party maintenance sales of $0.5 million, and decreased internal and third party service sales of $0.4 million.

HPP segment sales change was as follows for the six months ended March 31, 2023 and 2022:

	March 31,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$3,134	$1,682	$1,452	86%
Services	831	525	306	58%
Total	$3,965	$2,207	$1,758	80%

The HPP product sales increased by $1.5 million for the six months ended March 31, 2023 as compared to the prior year period, primarily as a result of one large Myricom product order of $1.8 million placed in the first quarter of fiscal year 2022, but due to supply chain delays was not fully fulfilled until the first quarter of fiscal year 2023. This sale was partially offset with $0.3 million of decreased Myricom product revenue to several major customers. The HPP services sales increased $0.3 million for the six months ended March 31, 2023 compared to the prior year period from increased ARIA revenue of $0.2 million and increased repair revenue of $0.2 million, partially offset with decreased royalties on high-speed processing boards related to the E2D program of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2023 and 2022:

	March 31,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$30,598	97%	$23,167	95%	$7,431	32%
Europe	669	2%	1,013	4%	(344)	(34)%
Asia	346	1%	170	1%	176	104%
Totals	$31,613	100%	$24,350	100%	$7,263	30%

The $7.4 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $5.7 million combined with an increase in the HPP segment of $1.7 million. The $0.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.S. division of $0.2 million due to a large volume by one customer in the same prior year period which did not reoccur in the current period combined with a decrease in the HPP segment of $0.1 million. The sales to Asia increased by $0.2 million due to an increase in the HPP segment.

Gross Margins

Our gross margin ("GM") increased $3.0 million for the six months ended March 31, 2023 as compared to the same prior year period. The GM as a percentage of total sales increased to 34% for the six months ended March 31, 2023 as compared to the same prior year period of 32%.

	March 31,
	2023		2022		Increase

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$8,159	30%	$6,672	30%	$1,487	—%
HPP	2,648	67%	1,142	52%	1,506	15%
Total	$10,807	34%	$7,814	32%	$2,993	2%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023		2022		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$3,804	19%	$2,714	18%	$1,090	1%
Services	4,355	58%	3,958	57%	397	1%
Total	$8,159	30%	$6,672	30%	$1,487	—%

The overall TS segment GM as a percentage of total sales remained flat at 30% for the six month period ended March 31, 2023 compared to 30% from the prior year period. Product GM as a percentage of product revenue increased slightly due to the mix of products sold during the six months ended March 31, 2023 compared to the same period of the prior year. Service GM as a percentage of service revenue increased slightly due to increased revenue without having to add more variable expenses to obtain this revenue during the six months ended March 31, 2023 compared to the same period of the prior year.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023		2022		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,054	66%	$682	41%	$1,372	25%
Services	594	71%	460	88%	134	(17)%
Total	$2,648	67%	$1,142	52%	$1,506	15%

The overall HPP segment GM as a percentage of sales increased to 67% for the six months ended March 31, 2023 from 52% for the six months ended March 31, 2022. The 25% increase in product GM as a percentage of product revenue was primarily attributed to the higher margin Myricom products we sold for the six months ended March 31, 2023 compared to the same prior year period. The Myricom products have a wide range of gross margin percentage. The 17% decrease in service GM as a percentage of service revenue for the six months ended March 31, 2023 compared to the same prior year period was due to decreased royalty sales, which are nearly all margin along with increased repair revenue that has lower margins than the royalty sales.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased to $1.7 million for the six months ended March 31, 2023 when compared to the same prior year period of $1.3 million due to higher consulting expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2023 and 2022:

	Six months ended March 31,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$5,767	77%	$4,985	72%	$782	16%
HPP segment	1,745	23%	1,905	28%	(160)	(8)%
Total	$7,512	100%	$6,890	100%	$622	9%

SG&A expenses increased $0.6 million for the six months ended March 31, 2023 compared to the same prior year period. The $0.8 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of approximately $0.3 million increased variable compensation, $0.3 million increased salaries and benefits, $0.1 million increased travel expenses, and $0.1 million of decreased provision for losses on accounts receivable. The HPP segment SG&A expenses decreased $0.2 million for the six months ended March 31, 2023 as compared to the prior year period due to decreased labor and fringe expenses.

Other Income/Expenses

The following table details other income (expense) for the six months ended March 31, 2023 and 2022:

	Six months ended
			Increase
	March 31, 2023	March 31, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange (loss) gain	$(616)	$159	$(775)
Interest expense	(126)	(206)	80
Interest income	586	271	315
Other income (expense), net	41	3	38
Total other (expense) income, net	$(115)	$227	$(342)

Total other income (expense), net for the six months ended March 31, 2023 decreased $0.3 million to an expense of $0.1 million compared to income of $0.2 million the prior year.

The $0.8 million increased foreign exchange loss for the six months ended March 31, 2023 was due to the U.S. Dollar and Euro weakening relative to British Pound compared to the same prior year period. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange (loss) gain on the income statement. The foreign exchange loss was primarily from U.S. Dollar and Euro bank accounts in our TS U.K. division.

There were three changes that partially offset the foreign exchange loss.

Interest income increased $315 thousand for the six months ended March 31, 2023 compared to the same prior year period primarily due to additional interest income from agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) entered into during fiscal year 2022, which were partially offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division. Additionally, interest rates have significantly increased from the same prior year period, which has resulted in increased interest income from money market accounts from both the U.S. and U.K.

The interest expense decrease of $80 thousand for the six months ended March 31, 2023 compared to the same prior year period was related to the TS U.S. division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2022 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details. There have been no subsequent multi-year vendor agreements from the second quarter of fiscal year 2022.

Other income (expense), net did not have a significant change from the prior year.

Income Taxes

An income tax expense of $204 thousand was recorded for the six months ended March 31, 2023 compared to an income tax expense of $17 thousand in the same period in the prior year. The income tax expense for the for the six months ended March 31, 2023 was primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, partially offset by the use of federal NOL and R&D credits. The Company continues to maintain a full valuation allowance on our operations but will continue to evaluate this need going forward. The income tax expense for the six months ended March 31, 2022 was primarily driven by minimum state tax expenses due to the full valuation allowance in place during the period.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2023 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by $10.7 million to $13.3 million as of March 31, 2023 from $24.0 million as of September 30, 2022.

Our significant sources of cash for the six months ended March 31, 2023 included a decrease in other assets of $2.3 million and a decrease in accounts receivable and long-term receivable of $1.6 million.

Within Accounts receivable there is $8.7 million due reflecting sales whose payment terms exceed one year. We will receive payments of $0.6 million and $6.2 million in the third and fourth quarter of fiscal year 2023 from these agreements, respectively.

Our significant uses of cash for the six months ended March 31, 2023 were primarily related to a decrease in accounts payable and accrued expenses and other long-term liabilities of $8.6 million, purchases of held-to-maturity investments of $3.5 million, an increase in inventory of $2.0 million, and a net payment under the line-of-credit agreement of $1.8 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.5 million as of March 31, 2023 and consisted of 0.3 million Euros, 0.2 million British Pounds, and 3.8 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported on the Condensed Consolidated Balance Sheets. Approximately 3.5 million U.S. Dollars was transferred during the first quarter of fiscal year 2023 from the foreign subsidiary in the U.K. (TS-UK) to Modcomp, Inc. (TS-US) to use in operations.

As of March 31, 2023 and September 30, 2022, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.7 million and $11.9 million were available as of March 31, 2023 and September 30, 2022, respectively. As of March 31, 2023 and September 30, 2022 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

In the second quarter of fiscal year 2023 we purchased held-to-maturity investments consisting of treasury bills, which mature at different intervals with the last maturity date in August of 2023. These investments are stated at amortized cost. We’ve ensured we have enough working capital for operations during this time in making this investment decision. The decision was made to get higher returns, but continue to have high liquidity.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, (b) our Condensed Consolidated Statements of Income (Loss) for the three and six months ended March 31, 2023 and 2022, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2023 and 2022, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2023 and 2022, (e) our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 10, 2023	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 10, 2023	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer