Form 10-Q
period 2023-06-30
CSP INC /MA/
filed 2023-08-09
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2023

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

As of August 3, 2023, the registrant had 4,727,573 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,848	$23,982
Investments - held-to-maturity	2,351	—
Accounts receivable, net of allowances of $106 and $88	23,523	22,993
Investment in lease, net-current portion	11	17
Inventories	4,182	4,372
Refundable income taxes	144	1,050
Other current assets	4,450	7,043
Total current assets	48,509	59,457

Property, equipment and improvements, net	603	647
Operating lease right-of-use assets	1,101	1,160
Intangibles, net	50	10
Investment in lease, net-less current portion	8	3
Long-term receivable	8,361	7,412
Deferred income taxes	2,053	—
Cash surrender value of life insurance	5,323	5,163
Pension benefits assets	1,483	1,099
Other assets	112	111
Total assets	$67,603	$75,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,924	$22,463
Line of credit	1,308	3,124
Notes payable - current portion	443	427
Deferred revenue	3,496	4,058
Pension and retirement plans	110	110
Total current liabilities	19,281	30,182
Pension and retirement plans	1,210	1,337
Notes payable - noncurrent portion	—	449
Operating lease liabilities - noncurrent portion	600	623
Income taxes payable	462	462
Other noncurrent liabilities	1,823	3,046
Total liabilities	23,376	36,099

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,710 and 4,554 shares, respectively	48	46
Additional paid-in capital	20,406	19,476
Retained earnings	30,093	26,769
Accumulated other comprehensive loss	(6,320)	(7,328)
Total shareholders’ equity	44,227	38,963
Total liabilities and shareholders’ equity	$67,603	$75,062

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Sales:
Product	$12,934	$8,438	$36,143	$25,375
Services	4,774	4,888	13,178	12,301
Total sales	17,708	13,326	49,321	37,676

Cost of sales:
Product	9,960	6,548	27,311	20,090
Services	1,821	1,804	5,276	4,798
Total cost of sales	11,781	8,352	32,587	24,888

Gross profit	5,927	4,974	16,734	12,788

Operating expenses:
Engineering and development	741	884	2,435	2,228
Selling, general and administrative	4,611	4,071	12,123	10,961
Total operating expenses	5,352	4,955	14,558	13,189

Operating income (loss)	575	19	2,176	(401)

Other income (expense):
Foreign exchange (loss) gain	(93)	618	(709)	777
Interest expense	(82)	(80)	(208)	(286)
Interest income	401	158	987	429
Other income (expense), net	21	(20)	62	(17)
Total other income (expense), net	247	676	132	903
Income before income taxes	822	695	2,308	502
Income tax (benefit) expense	(1,692)	11	(1,488)	28
Net income	$2,514	$684	$3,796	$474
Net income attributable to common shareholders	$2,355	$646	$3,564	$450

Net income per common share - basic	$0.53	$0.15	$0.82	$0.11
Weighted average common shares outstanding – basic	4,413	4,280	4,366	4,251

Net income per common share - diluted	$0.52	$0.15	$0.80	$0.11
Weighted average common shares outstanding – diluted	4,516	4,283	4,435	4,265

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income	$2,514	$684	$3,796	$474
Foreign currency translation gain (loss) adjustments, net	166	(558)	1,008	(710)
Total comprehensive income (loss)	$2,680	$126	$4,804	$(236)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2023 and 2022:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2023	4,711	$48	$20,113	$27,773	$(6,486)	$41,448
Net income	—	—	—	2,514	—	2,514
Other comprehensive income	—	—	—	—	166	166
Stock-based compensation	—	—	293	—	—	293
Purchase of common stock	(1)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.04 per share)	—	—	—	(188)	—	(188)
Balance as of June 30, 2023	4,710	$48	$20,406	$30,093	$(6,320)	$44,227

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2022	4,533	$46	$18,820	$24,881	$(9,600)	$34,147
Net income	—	—	—	684	—	684
Other comprehensive loss	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	254	—	—	254
Restricted stock cancellation	(1)	—	—	—	—	—
Restricted stock issuance	10	—	—	—	—	—
Purchase of common stock	(6)	—	—	(51)	—	(51)
Balance as of June 30, 2022	4,536	$46	$19,074	$25,514	$(10,158)	$34,476

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2023 and 2022:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963
Net income	—	—	—	3,796	—	3,796
Other comprehensive income	—	—	—	—	1,008	1,008
Stock-based compensation	—	—	832	—	—	832
Restricted stock issuance	143	2	—	—	—	2
Issuance of shares under employee stock purchase plan	14	—	98	—	—	98
Purchase of common stock	(1)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.10 per share)	—	—	—	(466)	—	(466)
Balance as of June 30, 2023	4,710	$48	$20,406	$30,093	$(6,320)	$44,227

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net income	—	—	—	474	—	474
Other comprehensive loss	—	—	—	—	(710)	(710)
Stock-based compensation	—	—	726	—	—	726
Restricted stock cancellation	(1)	(1)	—	—	—	(1)
Restricted stock issuance	151	2	—	—	—	2
Issuance of shares under employee stock purchase plan	11	—	90	—	—	90
Purchase of common stock	(19)	—	—	(151)	—	(151)
Balance as of June 30, 2022	4,536	$46	$19,074	$25,514	$(10,158)	$34,476

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2023	2022
Operating activities
Net income	$3,796	$474

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	258	250
Amortization of intangibles	11	9
Loss on sale of fixed assets, net	—	15
Foreign exchange loss (gain)	709	(777)
Provision for losses (recoveries) on accounts receivable	34	(27)
Provision for obsolete inventory	103	17
Amortization of lease right-of-use assets	451	478
Stock-based compensation expense on stock options and restricted stock awards	832	726
Deferred income taxes	(2,053)	—
Decrease in cash surrender value of life insurance	(96)	(1,189)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(569)	50
Decrease (increase) in inventories	89	(1,643)
Decrease in refundable income taxes	906	530
Increase in operating lease right-of-use assets	(393)	(63)
Decrease (increase) in other assets	2,609	(860)
Decrease in investment in lease	1	50
(Increase) decrease in long-term receivable	(950)	2,178
Decrease in accounts payable and accrued expenses	(8,393)	(322)
Decrease in interest payable	(94)	(71)
Decrease in operating lease liabilities	(67)	(420)
(Decrease) increase in deferred revenue	(561)	2,775
Decrease in pension and retirement plans liabilities	(350)	(226)
Decrease in other long-term liabilities	(1,221)	(1,734)
Net cash (used in) provided by operating activities	(4,948)	220

Investing activities
Life insurance premiums paid	(64)	(70)
Purchase of held-to-maturity investments	(3,533)	—
Proceeds from maturities of held-to-maturity investments	1,182	—
Proceeds from corporate life insurance owned policy	—	322
Proceeds from sales of property, equipment, and improvements	—	2
Additions of intangible assets	(51)	—
Purchases of property, equipment and improvements	(215)	(223)
Net cash (used in) provided by investing activities	(2,681)	31

Financing activities
Dividends paid	(466)	—
Net borrowing under line-of-credit agreement	(1,816)	2,058
Repayments on notes payable	(406)	(647)
Principal payments on finance leases	(4)	(35)
Purchase of common stock	(6)	(151)
Proceeds from issuance of shares under equity compensation plans	98	90
Net cash (used in) provided by financing activities	(2,600)	1,315
Effects of exchange rate on cash, net	95	(158)
Net (decrease) increase in cash and cash equivalents	(10,134)	1,408
Cash and cash equivalents beginning of year	23,982	20,007
Cash and cash equivalents end of year	$13,848	$21,415

Supplementary cash flow information:
Cash paid (received) for income taxes	$42	$(233)
Cash paid for interest	$308	$184

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$392	$23
Customer financing for inventory sold (see Note 6 Accounts and Long-Term Receivable for details)	$5,436	$1,232

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

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

New Significant Accounting Policy – Held-to-maturity investment securities

Our investment securities are classified as held-to-maturity investments and consists of treasury bills, which mature at different intervals with the last maturity date in August of 2023. These investments are stated at amortized cost. The carrying value of these investments as of June 30, 2023 was $2.4 million and we did not have any outstanding investments as of September 30, 2022. We did not record any gains or losses on these securities during the nine months ended June 30, 2023. The estimated fair value of these investments approximated their carrying values of June 30, 2023. We do not intend to sell these investments.

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

3.            Recent Accounting Pronouncements

New accounting standards not adopted as of June 30, 2023

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. This ASU will change how entities account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities (if any), entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. Additionally, there will be a significant increase in the amount of disclosures by year of origination for certain financing receivables.

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

Other services generally include revenue generated through our royalty, extended warranty, multicomputer repair, and maintenance contracts. Royalty revenue is sales-based and recognized on the date of subsequent sale of the product, which occurs on the date of customer shipment. Revenue from extended warranty contracts is recognized ratably over the warranty period. Multicomputer repair services revenue is recognized upon control transfer when the customer takes possession of the computer at time of shipping. Revenue generated from maintenance services is recognized evenly over the term of the contract.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$996	$141	$11,797	$11,938	$12,934
Service	339	65	4,370	4,435	4,774
Total sales	$1,335	$206	$16,167	$16,373	$17,708

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$427	$128	$7,883	$8,011	$8,438
Service	311	83	4,494	4,577	4,888
Total sales	$738	$211	$12,377	$12,588	$13,326

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$4,130	$507	$31,504	$32,011	$36,141
Service	1,170	244	11,764	12,008	13,178
Finance *	—	—	2	2	2
Total sales	$5,300	$751	$43,270	$44,021	$49,321

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,109	$402	$22,863	$23,265	$25,374
Service	836	280	11,185	11,465	12,301
Finance *	—	—	1	1	1
Total sales	$2,945	$682	$34,049	$34,731	$37,676

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $2.1 million and $4.4 million as of June 30, 2023 and September 30, 2022, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of June 30, 2023 and September 30, 2022. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $3.5 million and $4.1 million as of June 30, 2023 and September 30, 2022, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of June 30, 2023 and September 30, 2022, respectively. Revenue recognized for the three and nine months ended June 30, 2023 that was included in contract liabilities as of September 30, 2022 was $0.5 million and $2.4 million, respectively.

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

Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022. The portion of current capitalized costs were $149 thousand and $128 thousand as of June 30, 2023 and September 30, 2022, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended June 30, 2023 and 2022 were $103 thousand and $91 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2023 and 2022 were $302 thousand and $272 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended June 30, 2023 and 2022.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The were no current capitalized costs as of June 30, 2023 and $9 thousand as of September 30, 2022. The were no noncurrent capitalized costs as of June 30, 2023 and September 30, 2022, respectively. The amount of fulfillment costs amortized for the three months ended June 30, 2023 and 2022 were $3 thousand and $3 thousand, respectively. The amount of fulfillment costs amortized for the nine months ended June 30, 2023 and 2022 were $9 thousand and $9 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the nine months ended June 30, 2023 and 2022.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 6 to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023 is set forth in the table below:

(Amounts in thousands)
Fiscal 2023	61
Fiscal 2024	61
$122

5.            Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive restricted stock awards and is computed by dividing net income by the assumed weighted average number of common shares outstanding.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(Amounts in thousands except per share data)
Net income	$2,514	$684	$3,796	$474
Less: net income attributable to nonvested common stock	(159)	(38)	(232)	(24)
Net income attributable to common shareholders	$2,355	$646	$3,564	$450

Weighted average total shares outstanding – basic	4,710	4,535	4,651	4,481
Less: weighted average non–vested shares outstanding	(297)	(255)	(285)	(230)
Weighted average number of common shares outstanding – basic	4,413	4,280	4,366	4,251
Add: potential common shares from non–vested stock awards	103	3	69	14
Weighted average common shares outstanding – diluted	4,516	4,283	$4,435	4,265

Net income per common share - basic	$0.53	$0.15	$0.82	$0.11
Net income per common share - diluted	$0.52	$0.15	$0.80	$0.11

Anti-dilutive securities include restricted stock, which are excluded from the diluted income per share computation. Non-vested restricted stock awards of 16 thousand and 98 thousand shares were excluded from the diluted net income per share calculation for the three and nine months ended June 30, 2023, respectively. Non-vested restricted stock awards of 231 thousand and 194 thousand shares were excluded from the diluted net income per share calculation for the three and nine months ended June 30, 2022, respectively.

6.            Accounts and Long-Term Receivable

Within Accounts receivable and Long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 8, “Leases” for financing through leases. These receivables are included in Accounts receivable and Long-term receivable in the amount of approximately $8.2 million and $8.4 million as of June 30, 2023, respectively. These receivables are included in Accounts receivable and Long-term receivable in the amount of $8.9 million and $7.4 million as of September 30, 2022, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 5.8%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for Accounts and Long-term receivables with a contractual maturity of over one year. All accounts have no past amounts due as of June 30, 2023 and September 30, 2022. There was no activity in the allowance for credit losses of these receivables for the three and nine months ended June 30, 2023 and 2022, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2023 and 2022 was $234 thousand and $108 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2023 and 2022 was $605 thousand and $369 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

There was one new agreement effective in the first quarter of fiscal year 2023 causing an increase in Accounts and Long-term receivable. This agreement included approximately $3.0 million of payments to be received over the next 2 years from the effective date of the agreement. The revenue for this transaction was recorded net during the first quarter of fiscal year 2023.

There was one new agreement effective in the third quarter of fiscal year 2023 causing an increase in Accounts and Long-term receivable. This agreement included approximately $3.1 million of payments to be received over the next 4 years from the effective date of the agreement. The revenue for this transaction was recorded net during the third quarter of fiscal year 2023.

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

Contractual maturities of outstanding financing with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2023	$5,889
2024	7,487
2025	2,941
2026	628
2027	628
Total payments	$17,573
Less: unearned interest income	(977)
Total, net of unearned interest income	$16,596

7.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2023	2022

	(Amounts in thousands)
Raw materials	$442	$421
Work-in-process	386	23
Finished goods	3,354	3,928
Total	$4,182	$4,372

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

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as ADP, NXP, and BCRM for a variety of processors for certain products. We are dependent on NVIDIA for our high-speed interconnect components. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

COVID-19 has adversely affected the distribution channel leading to significantly longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. The TS segment has many vendors it transacts with and supply shortages only remain with a few of our vendors.

8.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2023 and 2022 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2023	June 30, 2022
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	162	130
Short-term lease cost	Selling, general, and administrative	15	62
Total lease costs		$177	$193

The components of lease costs for the nine months ended June 30, 2023 and 2022 are as follows:

		Nine months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2023	June 30, 2022
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$3
Operating Lease:
Operating lease cost	Selling, general, and administrative	486	472
Short-term lease cost	Selling, general, and administrative	36	93
Total lease costs		$523	$568
Less sublease interest income	Revenue	(2)	(1)
Total lease costs, net of sublease interest income		$521	$567

Supplemental cash flow information related to leases for the nine months ended June 30, 2023 and 2022 is below:

	Nine months ended
	June 30, 2023	June 30, 2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$495	$486
Operating cash flows from short-term leases	36	93
Operating cash flows from finance leases	1	3
Financing cash flows from finance leases	4	35
Lease assets obtained in exchange for new lease liabilities
Operating leases	392	23
Cash received from subleases	15	51

9.            Accounts payable and Other noncurrent liabilities

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 6, “Accounts and Long-Term Receivable” for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for the agreements was determined to be 5.6%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2023 and 2022 was $74 thousand and $57 thousand, respectively. Interest expense related to these agreements for the nine months ended June 30, 2023 and 2022 was $185 thousand and $203 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 10, “Notes Payable and Line of Credit” for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	June 30, 2023	September 30, 2022
	(Amounts in thousands)
Current	$1,925	$1,758
Less: discount	160	184
Accounts payable and accrued expenses	$1,765	$1,574

Noncurrent	$1,967	$3,186
Less: discount	142	138
Other noncurrent liabilities	$1,825	$3,048

The Company had a total of approximately $3.3 million due (net of interest) to one of these vendors as of June 30, 2023. This is approximately 21% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $16.1 million due (net of interest) to one of these vendors as of September 30, 2022. This is approximately 63% of Accounts payable and other noncurrent liabilities. It was the same vendor as of June 30, 2023 and September 30, 2022 that only transacts with the U.S. division of the TS segment. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

10.          Notes Payable and Line of Credit

In September 2019, the Company borrowed $1.0 million with a 5.0% rate of interest related to a multi-year agreement with a customer. See Note 6 for the disclosure related to the receivables.

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

Interest expense related to the notes for the three months ended June 30, 2023 and 2022 was $5 thousand and $12 thousand, respectively. Interest expense related to the notes for the nine months ended June 30, 2023 and 2022 was $16 thousand and $39 thousand, respectively.

	June 30, 2023	September 30, 2022
	(Amounts in thousands)
Current	$449	$449
Less: notes discount	(6)	(22)
Notes payable - current portion	$443	$427

Noncurrent	$—	$449
Less: notes discount	—	—
Notes payable - noncurrent portion	$—	$449

As of June 30, 2023 and September 30, 2022, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2023 and September 30, 2022, Company borrowings, all from the TS segment, under the inventory line of credit were $1.3 million and $3.1 million, respectively, and the Company was in compliance with all financial covenants. As of June 30, 2023 and September 30, 2022, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of June 30, 2023 and September 30, 2022 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended June 30,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$110	$4	$114	$68	$2	$70
Expected return on plan assets	(148)	—	(148)	(118)	—	(118)
Amortization of past service costs	1	—	1	2	—	2
Amortization of net (gain) loss	—	(1)	(1)	24	—	24
Net periodic (benefit) cost	$(37)	$3	$(34)	$(24)	$2	$(22)

Post Retirement:
Service cost	$—	$19	$19	$—	$9	$9
Interest cost	—	4	4	—	12	12
Amortization of net loss (gain)	—	84	84	—	(10)	(10)
Net periodic cost	$—	$107	$107	$—	$11	$11

	Nine months ended June 30,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$321	$11	$332	$206	$7	$213
Expected return on plan assets	(430)	—	(430)	(354)	—	(354)
Amortization of past service costs	5	—	5	6	—	6
Amortization of net (gain) loss	—	(3)	(3)	73	1	74
Net periodic (benefit) cost	$(104)	$8	$(96)	$(69)	$8	$(61)

Post Retirement:
Service cost	$—	$31	$31	$—	$31	$31
Interest cost	—	35	35	—	35	35
Amortization of net gain	—	(14)	(14)	—	(14)	(14)
Net periodic cost	$—	$52	$52	$—	$52	$52

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2023				September 30, 2022
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$537	$537	$—	$—	$200	$200	$—	$—
Fixed income	9,173	9,173	—	—	1,801	1,801	—	—
Equity	927	271	656	—	6,824	3,539	3,285	—
Total plan assets	$10,637	$9,981	$656	$—	$8,825	$5,540	$3,285	$—

12.            Income Taxes

An income tax benefit of $1.7 million was recorded for the three months ended June 30, 2023 compared to an income tax expense of $11 thousand in the same prior year period.

An income tax benefit of $1.5 million was recorded for the nine months ended June 30, 2023 compared to an income tax expense of $28 thousand in the same prior year period.

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. In the year ended September 30, 2020, the Company established a partial valuation allowance against its deferred tax assets in light of results at the time, the COVID-19 pandemic, and the resulting economic fallout, and established a full valuation during the year ended September 30, 2021. Since that time, the COVID-19 pandemic has ended, and the Company’s Technology Solutions business has grown in fiscal years 2022 and 2023, which provided strong financial results including growth in product and software sales, third party maintenance sales, and recurring managed services and cloud software sales. The backlog continues to be strong as of June 30, 2023. As a result, the Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S. jurisdiction will be utilized and that associated valuation allowances should be reversed during the three months ended June 30, 2023. The valuation reversed during the period resulted in a $1.8 million benefit. The Company separately analyzed the realizability of its federal and state credits and determined $731 thousand (net of federal benefit) of state credits are expected to expire unutilized and kept a valuation allowance against these credits. The Company will continue to maintain a valuation allowance against certain state tax credits in the U.S. and a full valuation allowance against the net deferred tax assets in the U.K. jurisdiction.

The income tax provision for interim periods is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations. With the economic uncertainty surrounding the Company’s business settling since previous quarters, we have been able to produce more accurate forecasts of our full year earnings and small changes in ordinary income no longer result in significant changes to the annualized effective tax rates. As a result, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 for the three months ended June 30, 2023.

The estimated annualized effective income tax rate for the nine months ended June 30, 2023 was 21.99%. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes and tax credits that we expect to be able utilize against federal and state taxes.

The effective tax rate for the three and nine months ended June 30, 2023 was a benefit of (205.8%) and (64.5%), respectively, which was primarily driven by the release of the valuation against the Company's deferred tax assets. The income tax expense for the three and nine months ended June 30, 2022 was primarily driven by minimum state tax expenses due to the full valuation allowance in place during the period.

As of June 30, 2023, management assessed the balances of its deferred tax assets and liabilities to determine if any uncertain tax positions existed that would require a reserve under ASC 740-10. It determined that a reserve was required against federal and state research and development credits of $117 thousand and $118 thousand, respectively. Management will continue to evaluate the need for reserves under ASC 740-10 in future reporting periods.

13.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2023	2022

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,783)	$(5,791)
Cumulative unrealized loss on pension liability	(1,537)	(1,537)
Accumulated other comprehensive loss, net	$(6,320)	$(7,328)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 11 for pension plan assets) or non-recurring basis as of June 30, 2023 or September 30, 2022.

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

	As of June 30, 2023		As of September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$13,848	$13,848	$23,982	$23,982	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	16,596	16,596	16,328	16,328	3	Note 6
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	3,590	3,590	4,622	4,622	3	Note 9
Line of Credit	1,308	1,308	3,124	3,124	2	Note 10
Notes payable	443	443	876	876	3	Note 10

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of June 30, 2023 and September 30, 2022.

15.          Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2023 and 2022.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$996	$141	$11,797	$11,938	$12,934
Service	339	65	4,370	4,435	4,774
Total sales	$1,335	$206	$16,167	$16,373	$17,708
Operating (loss) income	$(850)	$(10)	$1,435	$1,425	$575
Interest expense	$(3)	$—	$(79)	$(79)	$(82)
Interest income	$2	$47	$352	$399	$401
Total assets	$10,165	$6,914	$50,524	$57,438	$67,603
Capital expenditures	$27	$—	$7	$7	$34
Depreciation and amortization	$27	$—	$64	$64	$91

2022
Sales:
Product	$427	$128	$7,883	$8,011	$8,438
Service	311	83	4,494	4,577	4,888
Total sales	$738	$211	$12,377	$12,588	$13,326
Operating (loss) income	$(1,370)	$(29)	$1,418	$1,389	$19
Interest expense	$(11)	$—	$(69)	$(69)	$(80)
Interest income	$38	$12	$108	$120	$158
Total assets	$8,862	$9,057	$46,597	$55,654	$64,516
Capital expenditures	$27	$—	$1	$1	$28
Depreciation and amortization	$28	$—	$51	$51	$79

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$4,130	$507	$31,506	$32,013	$36,143
Service	1,170	244	11,764	12,008	13,178
Total sales	$5,300	$751	$43,270	$44,021	$49,321
Operating (loss) income	$(1,641)	$(6)	$3,823	$3,817	$2,176
Interest expense	$(9)	$—	$(199)	$(199)	$(208)
Interest income	$10	$126	$851	$977	$987
Total assets	$10,165	$6,914	$50,524	$57,438	$67,603
Capital expenditures	$67	$—	$148	$148	$215
Depreciation and amortization	$83	$—	$186	$186	$269

2022
Sales:
Product	$2,109	$402	$22,864	$23,266	$25,375
Service	836	280	11,185	11,465	12,301
Total sales	$2,945	$682	$34,049	$34,731	$37,676
Operating (loss) income	$(3,477)	$(120)	$3,196	$3,076	$(401)
Interest expense	$(42)	$—	$(244)	$(244)	$(286)
Interest income	$39	$23	$367	$390	$429
Total assets	$8,862	$9,057	$46,597	$55,654	$64,516
Capital expenditures	$87	$—	$136	$136	$223
Depreciation and amortization	$91	$—	$168	$168	$259

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2023 and 2022.

	Three months ended June 30,				Nine months ended June 30,
	2023		2022		2023		2022
					(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$0.5	3%	$2.1	15%	$2.8	6%	$6.4	17%
Customer B	$2.3	13%	$0.4	3%	$4.1	8%	$1.1	3%

One customer, not listed above, had a balance of $12.2 million, or 38%, of total consolidated accounts receivable and long-term receivable as of June 30, 2023 and a balance of $15.8 million, or 52%, of total consolidated accounts receivable and long-term receivable as of September 30, 2022. There were no other customers with more than 10% of total consolidated accounts receivable and long-term receivable as of June 30, 2023. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with any customers as of June 30, 2023.

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

On May 10, 2023, the Company’s board of directors declared a cash dividend of $0.04 per share which was paid on June 13, 2023 to shareholders of record as of May 25, 2023, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10 K for the fiscal year ended September 30, 2022 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the nine months ended June 30, 2023 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Recent Trends affecting our Financial Performance

COVID-19 has adversely affected the distribution channel leading to longer lead times when ordering product. Manufacturers are not producing as much product as prior to the pandemic due to disruptions, resulting in supply shortages. However, as time passes lead times have significantly improved. The TS segment has many vendors it transacts with and supply shortages only remain with a few of our vendors. The HPP segment has and continues to experience shortages with some vendors as well. If we are unable to successfully resolve these disruptions and shortages, the timing and amount of our future results may be  materially impacted. The HPP segment secured a $1.8 million contract for real-time networking monitoring for cyber attack detection in the first quarter of fiscal year 2022, but due to the delays by manufacturers the sale was recognized fully in revenue in the first quarter of fiscal year 2023 when we obtained the product from the manufacturers. Related to the supply shortage and potentially inflation, we have experienced price increases for our products, which we try to pass on to the customer.

As of June 30, 2023, the Russian/Ukrainian military conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either country. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of the Russian-Ukraine military conflict and geopolitical tensions related to such military conflict could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflict on the Company and our customers and suppliers.

Results of Operations

Overview of the three months ended June 30, 2023

Our sales increased by approximately $4.4 million, or 33%, to $17.7 million for the three months ended June 30, 2023 compared to $13.3 million for the three months ended June 30, 2022. Our gross margin percentage decreased to 33% of sales for the three months ended June 30, 2023 compared to 37% for the three months ended June 30, 2022. For the three months ended June 30, 2023 there was operating income of $575 thousand compared to operating income of $19 thousand for the three months ended June 30, 2022. Other income, net decreased $0.5 million to $0.2 million for the three months ended June 30, 2023 compared to $0.7 million for the same prior year period An income tax benefit of $1.7 million was recorded for the three months ended June 30, 2023 compared to an income tax expense of $11 thousand in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2023 and 2022:

		%		%
	June 30, 2023	of sales	June 30, 2022	of sales

	(Dollar amounts in thousands)
Sales	$17,708	100%	$13,326	100%
Costs and expenses:
Cost of sales	11,781	67%	8,352	62%
Engineering and development	741	4%	884	7%
Selling, general and administrative	4,611	26%	4,071	31%
Total costs and expenses	17,133	97%	13,307	100%
Operating income	575	3%	19	—%
Other income, net	247	1%	676	5%
Income before income taxes	822	4%	695	5%
Income tax (benefit) expense	(1,692)	(10)%	11	—%
Net income	$2,514	(6)%	$684	5%

Sales

Our sales increased by approximately $4.4 million, or 33%, to $17.7 million for the three months ended June 30, 2023 compared to $13.3 million for the same prior year period. The increase in sales is the result of an increase of $3.8 million in our TS segment combined with a $0.6 million increase in our HPP segment.

TS segment sales change was as follows for the three months ended June 30, 2023 and 2022:

	June 30,		Increase (decrease)
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$11,938	$8,011	$3,927	49%
Services	4,435	4,577	(142)	(3)%
Total	$16,373	$12,588	$3,785	30%

The increase in TS segment product sales of $3.9 million during the period was attributable to the U.S. division due to increased sales to several major customers. Service sales for the three months ended June 30, 2023 decreased $0.1 million from the same prior year period, which was attributable to the U.S. division. The decrease in service sales included decreased internal and third party service sales of $0.5 million and decreased third party maintenance sales of $0.1 million, partially offset by increased managed services sales of $0.5 million.

HPP segment sales change was as follows for the three months ended June 30, 2023 and 2022:

	June 30,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$996	$427	$569	133%
Services	339	311	28	9%
Total	$1,335	$738	$597	81%

The HPP product sales increased $0.6 million for the three months ended June 30, 2023 compared to the same prior year period as a result of increased sales to one major customer of $0.8 million, partially offset by a $0.2 million decrease to several customers of Myricom product. The HPP service sales remained relatively flat at $0.3 million for the three months ended June 30, 2023 compared to the same prior year period as a result of decreased royalties on high-speed processing boards related to the E2D program of $0.1 million offset with increased ARIA revenue of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2023 and 2022:

	June 30,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$17,359	98%	$13,020	98%	$4,339	33%
Europe	266	2%	189	1%	77	41%
Asia	83	—%	117	1%	(34)	(29)%
Totals	$17,708	100%	$13,326	100%	$4,382	33%

The $4.3 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $3.7 million combined with an increase in the HPP segment of $0.6 million. The $0.1 million increase in sales to Europe was primarily the result of increased sales by our TS segment’s U.S. division. The sales to Asia remained relatively flat for the three months ended June 30, 2023 compared to the same prior year period without any significant changes in any division.

Gross Margins

Our gross margin ("GM") increased $1.0 million for the three months ended June 30, 2023 as compared to the same prior year period. The GM as a percentage of sales decreased to 33% for the three months ended June 30, 2023 compared to the same prior year period of 37%.

	June 30,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$5,059	31%	$4,612	37%	$447	(6)%
HPP	868	65%	362	49%	506	16%
Total	$5,927	33%	$4,974	37%	$953	(4)%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2023 and 2022 was as follows:

	June 30,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,266	19%	$1,745	22%	$521	(3)%
Services	2,793	63%	2,867	63%	(74)	—%
Total	$5,059	31%	$4,612	37%	$447	(6)%

The overall TS segment GM as a percentage of sales decreased to 31% for the three month period ended June 30, 2023 compared to 37% for the same prior year period. Product GM as a percentage of revenue decreased 3% due to a few large sales with lower margins. The service GM as a percentage of revenue remained flat due to no significant changes in the margins for any type of service revenue.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2023 and 2022 was as follows:

	June 30,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$708	71%	$144	34%	$564	37%
Services	160	47%	218	70%	(58)	(23)%
Total	$868	65%	$362	49%	$506	16%

The overall HPP segment GM as a percentage of sales increased to 65% for the three months ended June 30, 2023 from 49% for the three months ended June 30, 2022. The 37% increase in product GM as a percentage of product revenue for the three months ended June 30, 2023 compared to the same prior year period is due to higher margin Myricom products being sold than the same prior year period as the Myricom products have a wide range of GM as a percentage of revenue. The 23% decrease in service GM as a percentage of services revenue from the same prior year period was due to decreased royalties, which are nearly all gross margin.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $0.1 million for the three months ended June 30, 2023 to $0.7 million compared to the same prior year period due to decreased labor expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,634	79%	$3,223	79%	$411	13%
HPP segment	977	21%	848	21%	129	15%
Total	$4,611	100%	$4,071	100%	$540	13%

SG&A expenses of $4.6 million for the three months ended June 30, 2023 increased $0.5 million compared to the same prior year period. The TS segment SG&A expenses increased by approximately $0.4 million due to increased variable compensation from higher sales and increased payroll. The HPP segment SG&A expenses increased approximately $0.1 million for the three months ended June 30, 2023 as compared to the prior year period due to increased variable compensation.

Other Income/Expenses

The following table details other income, net for the three months ended June 30, 2023 and 2022:

	Three months ended
			Increase
	June 30, 2023	June 30, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange (loss) gain	$(93)	$618	$(711)
Interest expense	(82)	(80)	(2)
Interest income	401	158	243
Other income (expense), net	21	(20)	41
Total other income, net	$247	$676	$(429)

Total other income (expense), net for the three months ended June 30, 2023 decreased $0.4 million compared to the three months ended June 30, 2022.

The $0.7 million increased foreign exchange loss for the three months ended June 30, 2023 was due to the U.S. Dollar and Euro weakening relative to the British Pound compared to the same prior year period. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange (loss) gain on the income statement. The foreign exchange loss was primarily from U.S. Dollar and Euro bank accounts in our TS U.K. division.

Interest income increased $243 thousand for the three months ended June 30, 2023 compared to the same prior year period primarily due to additional interest income from agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) entered into subsequent to the fiscal third quarter of 2022, which were partially offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division. Additionally, interest rates have significantly increased from the same prior year period, which has resulted in increased interest income from money market accounts and investments from both the U.S. and U.K.

The interest expense decrease of $2 thousand for the three months ended June 30, 2023 compared to the same prior year period was related to the TS U.S. division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. This was partially offset with interest expense incurred during the three months ended June 30, 2023 for a new multi-year vendor contract with payment terms in excess of one year. This is the only new multi-year vendor agreement since the third quarter of fiscal year 2022. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax benefit of $1.7 million was recorded for the three months ended June 30, 2023 compared to an income tax expense of $11 thousand in the same prior year period.

The income tax benefit for the three months ended June 30, 2023 was primarily driven by the release of the full valuation allowance against the Company’s deferred tax assets that was established in fiscal year 2021. Since that time, the COVID-19 pandemic has ended, and the Company’s Technology Solutions business has grown in fiscal years 2022 and 2023, which provided strong financial results including growth in product and software sales, third party maintenance sales, and recurring managed services and cloud software sales. The backlog continues to be strong as of June 30, 2023.

The income tax provision for each quarter is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 for the three months ended June 30, 2023.

Overview of the nine months ended June 30, 2023

Our sales increased by $11.6 million, or 31%, to $49.3 million for the nine months ended June 30, 2023 as compared to $37.7 million for the nine months ended June 30, 2022. The increase in sales is the result of an increase of $9.3 million in our TS segment and an increase of approximately $2.3 million in our HPP segment. Our gross margin percentage remained consistent at 34% of sales for the nine months ended June 30, 2023 compared to 34% for the nine months ended June 30, 2022. For the nine months ended June 30, 2023 there was operating income of $2.2 million compared to operating loss of $0.4 million for the nine months ended June 30, 2022. Other income, net decreased $0.8 million for the nine months ended June 30, 2023 to income of $0.1 million compared to income of $0.9 million for the nine months ended June 30, 2022. An income tax benefit of $1.5 million was recorded for the nine months ended June 30, 2023 compared to an income tax expense of $28 thousand in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2023 and 2022:

		%		%
	June 30, 2023	of sales	June 30, 2022	of sales

	(Dollar amounts in thousands)
Sales	$49,321	100%	$37,676	100%
Costs and expenses:
Cost of sales	32,587	66%	24,888	66%
Engineering and development	2,435	5%	2,228	6%
Selling, general and administrative	12,123	25%	10,961	29%
Total costs and expenses	47,145	96%	38,077	101%
Operating income (loss)	2,176	4%	(401)	(1)%
Other income, net	132	—%	903	2%
Income before income taxes	2,308	4%	502	1%
Income tax (benefit) expense	(1,488)	(3)%	28	—%
Net income	$3,796	1%	$474	1%

Sales

Our sales increased by approximately $11.6 million, or 31%, to $49.3 million for the nine months ended June 30, 2023 as compared to $37.7 million for the nine months ended June 30, 2022. The increase in sales is the result of an increase of $9.3 million in our TS segment and an increase of approximately $2.3 million in our HPP segment.

TS segment sales change was as follows for the nine months ended June 30, 2023 and 2022:

	June 30,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$32,013	$23,266	$8,747	38%
Services	12,008	11,465	543	5%
Total	$44,021	$34,731	$9,290	27%

The increase in TS segment product sales of $8.7 million during the period as compared to the prior year period is attributable to an increase in the U.S. division of $8.6 million due to increased sales to several major customers combined with an increase in the U.K. division of $0.1 million due to one large order with a major customer. Service sales for the nine months ended June 30, 2023 increased $0.5 million from the prior year period, which is attributable to the U.S. division. The changes in service sales included increased managed services sales of $0.9 million and increased third party maintenance sales of $0.4 million, partially offset by decreased internal and third party service sales of $0.8 million.

HPP segment sales change was as follows for the nine months ended June 30, 2023 and 2022:

	June 30,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$4,130	$2,109	$2,021	96%
Services	1,170	836	334	40%
Total	$5,300	$2,945	$2,355	80%

The HPP product sales increased by $2.0 million for the nine months ended June 30, 2023 as compared to the prior year period, primarily as a result of one large Myricom product order of $1.8 million placed in the first quarter of fiscal year 2022, but due to supply chain delays was not fully fulfilled until the first quarter of fiscal year 2023. Additionally, increased volume to a major customer of $0.8 million occurred during the nine months ended June 30, 2023, which was offset with a $0.6 million decrease in Myricom product from other customers. The HPP service sales increased $0.3 million for the nine months ended June 30, 2023 compared to the prior year period from increased ARIA revenue of

$0.3 million and increased repair revenue of $0.1 million, partially offset with decreased royalties on high-speed processing boards related to the E2D program of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2023 and 2022:

	June 30,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$47,957	97%	$36,187	96%	$11,770	33%
Europe	935	2%	1,202	3%	(267)	(22)%
Asia	429	1%	287	1%	142	49%
Totals	$49,321	100%	$37,676	100%	$11,645	31%

The $11.8 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $9.5 million combined with an increase in the HPP segment of $2.3 million. The $0.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS Segment’s U.S. division of $0.2 million due to a large volume from one customer in the same prior year period which did not reoccur in the current period combined with a decrease in the HPP segment of $0.2 million, partially offset by an increase in the TS UK division of $0.1 million. The sales to Asia increased by $0.1 million due to an increase in the HPP segment of $0.2 million, partially offset by the TS U.S. division of $0.1 million.

Gross Margins

Our gross margin ("GM") increased $3.9 million for the nine months ended June 30, 2023 as compared to the same prior year period. The GM as a percentage of total sales remained relatively flat at 34% for the nine months ended June 30, 2023 as compared to the same prior year period of 34%.

	June 30,
	2023		2022		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$13,218	30%	$11,284	32%	$1,934	(2)%
HPP	3,516	66%	1,504	51%	2,012	15%
Total	$16,734	34%	$12,788	34%	$3,946	—%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2023 and 2022 was as follows:

	June 30,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$6,070	19%	$4,459	19%	$1,611	—%
Services	7,148	60%	6,825	60%	323	—%
Total	$13,218	30%	$11,284	32%	$1,934	(2)%

The overall TS segment GM as a percentage of total sales decreased to 30% for the nine month period ended June 30, 2023 compared to 32% from the prior year period. This is due to a disproportionate increase in GM from products when compared to services since services GM as a percentage of revenue is significantly higher than products. However, product and service GM as a percentage of each type of revenue remained relatively flat from the prior year.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2023 and 2022 was as follows:

	June 30,
	2023		2022		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,762	67%	$826	39%	$1,936	28%
Services	754	64%	678	81%	76	(17)%
Total	$3,516	66%	$1,504	51%	$2,012	15%

The overall HPP segment GM as a percentage of sales increased to 66% for the nine months ended June 30, 2023 from 51% for the nine months ended June 30, 2022. The 28% increase in product GM as a percentage of product revenue was primarily attributed to the higher margin Myricom products we sold for the nine months ended June 30, 2023 compared to the same prior year period. The Myricom products have a wide range of gross margin percentage. The 17% decrease in service GM as a percentage of service revenue for the nine months ended June 30, 2023 compared to the same prior year period was due to decreased royalty sales, which are nearly all margin, partially offset with increased repair GM that has lower margins than the royalty sales.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased to $2.4 million for the nine months ended June 30, 2023 when compared to the same prior year period of $2.2 million due to higher consulting expenses of $0.4 million, partially offset by decreased labor expenses of $0.2 million. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$9,401	78%	$8,208	75%	$1,193	15%
HPP segment	2,722	22%	2,753	25%	(31)	(1)%
Total	$12,123	100%	$10,961	100%	$1,162	11%

SG&A expenses increased $1.2 million for the nine months ended June 30, 2023 compared to the same prior year period. The $1.2 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of approximately $0.5 million increased variable compensation, $0.4 million increased salaries and benefits, $0.2 million increased travel expenses, and $0.1 million of decreased provision for losses on accounts receivable. The HPP segment SG&A expenses remained relatively flat at approximately $2.7 million for the nine months ended June 30, 2023 as compared to the prior year period with variable compensation increasing by $0.3 million and labor decreasing by $0.3 million.

Other Income/Expenses

The following table details other income, net for the nine months ended June 30, 2023 and 2022:

	Nine months ended
			Increase
	June 30, 2023	June 30, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange (loss) gain	$(709)	$777	$(1,486)
Interest expense	(208)	(286)	78
Interest income	987	429	558
Other income (expense), net	62	(17)	79
Total other income, net	$132	$903	$(771)

Total other income (expense), net for the nine months ended June 30, 2023 decreased $0.8 million to income of $0.1 million compared to income of $0.9 million in the same prior year period.

The $1.5 million increased foreign exchange loss for the nine months ended June 30, 2023 was due to the U.S. Dollar and Euro weakening relative to the British Pound compared to the same prior year period. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange (loss) gain on the income statement. The foreign exchange loss was primarily from U.S. Dollar and Euro bank accounts in our TS U.K. division.

Interest income increased $558 thousand for the nine months ended June 30, 2023 compared to the same prior year period primarily due to additional interest income from agreements that have payment terms in excess of one year (see Note 6 in Item 1 to this Quarterly Report on Form 10-Q for details) entered into subsequent to the fiscal third quarter of 2022, which were partially offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division. Additionally, interest rates have significantly increased from the same prior year period, which has resulted in increased interest income from money market accounts and investments from both the U.S. and U.K.

The interest expense decrease of $78 thousand for the nine months ended June 30, 2023 compared to the same prior year period was related to the TS U.S. division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. This decrease was partially offset with an increase from one subsequent multi-year vendor agreement in the third quarter of fiscal year 2023. This is the only new agreement from the third quarter of fiscal year 2022. See Note 10 in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax benefit of $1.5 million was recorded for the nine months ended June 30, 2023 compared to an income tax expense of $28 thousand in the same prior year period.

The income tax benefit for the three months ended June 30, 2023 was primarily driven by the release of the full valuation allowance against the Company’s deferred tax assets that was established in fiscal year 2021. Since that time, the COVID-19 pandemic has ended, the Company’s Technology Solutions business has grown in fiscal years 2022 and 2023, which provided strong financial results including growth in product and software sales, third party maintenance sales, and recurring managed services and cloud software sales. The backlog continues to be strong as of June 30, 2023.

The income tax provision for each quarter is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 for the three months ended June 30, 2023.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, which decreased by approximately $10.2 million to $13.8 million as of June 30, 2023 from $24.0 million as of September 30, 2022.

Our significant sources of cash for the nine months ended June 30, 2023 included a decrease in other assets of $2.6 million and a decrease in refundable income taxes of $0.5 million.

Within Accounts receivable there is $8.2 million due reflecting sales whose payment terms exceed one year. We are scheduled to receive payments of $5.9 million in the fourth quarter of fiscal year 2023 from these agreements.

Our significant uses of cash for the nine months ended June 30, 2023 were primarily related to a decrease in accounts payable and accrued expenses and other long-term liabilities of $8.4 million, net purchases of held-to-maturity investments of $2.4 million, net payments under the line-of-credit agreement of $1.8 million, and dividends paid to shareholders of $0.5 million.

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.8 million as of June 30, 2023 and consisted of 0.2 million Euros, 0.2 million British Pounds, and 4.2 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported on the Condensed Consolidated Balance Sheets. Approximately 3.5 million U.S. Dollars was transferred tax-free during the first quarter of fiscal year 2023 from the foreign subsidiary in the U.K. (TS-UK) to Modcomp, Inc. (TS-US) to use in operations.

As of June 30, 2023 and September 30, 2022, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.7 million and $11.9 million were available as of June 30, 2023 and September 30, 2022, respectively. As of June 30, 2023 and September 30, 2022 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 10 “Notes Payable and Line of Credit.”

In the second quarter of fiscal year 2023 we purchased held-to-maturity investments consisting of treasury bills, which mature at different intervals with the last maturity date in August of 2023. These investments are stated at amortized cost. We’ve ensured we have enough working capital for operations during this time in making this investment decision. The decision was made to get higher returns but continue to have high liquidity.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2.         Purchases of equity securities

On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021. The Company repurchased 600 shares of its outstanding common stock on the open market during the three months ended June 30, 2023. As of June 30, 2023, approximately 171 thousand shares remain authorized for repurchase under the stock repurchase program.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. We anticipate open market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number that may yet be purchased under the repurchase plan
May 1-31, 2023	600	$10.79	600	171,127

(1)	On December 29, 2021, the Company announced the commencement of purchases under our stock repurchase program, which was originally authorized and announced February 8, 2011. This program originally allowed the Company to purchase up to 250,000 shares of its Common Stock. As of the December 29, 2021 announcement, 194,125 shares of Common Stock were available to be repurchased under the stock repurchase program. The program does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, (b) our Condensed Consolidated Statements of Income (Loss) for the three and nine months ended June 30, 2023 and 2022, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2023 and 2022, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2023 and 2022, (e) our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 9, 2023	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 9, 2023	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer