Form 10-K
period 2023-09-30
CSP INC /MA/
filed 2023-12-13
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,342,376, based on the closing sale price of $13.59 as reported on the Nasdaq Global Market on March 31, 2023.

As of December 11, 2023, we had outstanding 4,727,573 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2023.

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

HPP Segment

●	The HPP segment revenue comes from three distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters and related software for commercial, government and OEM customers; and (iii) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio comprised of 3 products: ARIA Packet Intelligence software which is used by customers for its high-speed wire-rate in-line packet filtering, steering and policy enforcement functions. ARIA Advanced Detection and Response solution used by customers to find and stop threats in real-time by monitoring their entire network, device and services footprint. It is used as the basis of MDR (Managed Detection and Response) services offered by ARIA and its MSSP partners who provide it as part of a 24x7 managed SOC (Security Operations Center) offering. The product automates the MITRE ATT&CK™ framework to find threats up to 100 times faster with fewer human resources than other solutions.

●	In July of 2023 ARIA Zero Trust (AZT) PROTECT was introduced to the market. ARIA AZT PRTOECT™ was designed to fill a gap in the market – stopping the most sophisticated attacks that are used to attack critical infrastructure applications before harm can be done. It compliments other protection technologies already in place and can stop some of the most well-known attacks including the SolarWinds attack, and the recent Russian sponsored Sandworm attacks used on utilities and energy infrastructure. The product is already deployed and generating revenue from its initial contracts.

●	Revenue is derived from: (i) license sales of our software platform components, (ii) support packages and (iii) any required supporting services. The software licenses, the support packages, as well as supporting services are renewable on a recurring basis.
●	The ARIA portfolio is of value to regulated industries, such as manufacturing, pharmaceuticals, financial services, energy production, utilities, transport and healthcare, due to the rise of critical infrastructure regulations enforced at the federal, U.S. state, and international level, as well as industry entities. In addition, due to the complexities and high-costs associated with enterprise-wide security, particularly in the creation and operation of Security Operation Centers (“SOCs”), we believe that ARIA will be attractive to organizations that desire SOC level protections without incurring the procurement of disparate tools and the need to hire and retain highly trained security analysts. We also have begun selling our unique, solution into Managed Security Service Providers (“MSSPs”) that want to offer a lower cost, more effective service at detecting today’s widening range of cyber-attacks.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security. The ARC series has reached end of life due to ASIC supplier problems which will significantly reduce its contribution to the HPP line of business. The focus is now supporting its applications on 3rd party provided intelligent network interface cards.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs through FY2024 and supported for several years via our repair services offering. The revenue from these products, as a percentage of overall Company revenue, is expected to continue to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2023 and 2022. Additional segment and geographical information are set forth in Note 17 Segment Information to the consolidated financial statements.

Segment	2023	%	2022	%

	(Dollar amounts in thousands)
TS	$57,774	89%	$50,518	93%
HPP	6,873	11%	3,843	7%
Total Sales	$64,647	100%	$54,361	100%

TS Segment

Products and Services

Integration Solutions

The TS segment is a value-added reseller ("VAR") of third-party hardware and software technology solutions along with our advanced technology consulting, professional IT, managed IT and Cloud services. Our value proposition is our ability to support the complete IT life cycle of planning, designing, implementing and optimizing a comprehensive solution into our customer’s IT environments, to help achieve their expected business outcomes.

Third-Party Hardware and Software

We sell third-party hardware, software, and information technology products, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, networking and mobility products, unified communications, and advanced IT security hardware and software solutions. Our key offerings include products from Hewlett Packard (HPE)/Aruba, Cisco Systems, Palo Alto Networks, Nutanix, Dell EMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Barracuda. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our diverse customers’ technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications, mobility and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with unique and/or complex IT environments. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We offer our customers a single point of contact for complicated multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. We target SMB and LEB customers across all industries. Our current customers are in web and infrastructure hosting, education, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing.

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

Sources and Availability of Product

Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, NXP, NVIDIA, and BCRM for a variety of processors for certain products. While we believe that many of our competitors face similar supply chain risks, we continue to work closely with our long term suppliers in meeting our projected sales obligations; however, if a long term supplier is unable to provide sufficient components, and we are unable to find alternative suppliers, our projected sales may be materially impacted.

Backlog

The gross backlog of customer orders and contracts for the TS segment was approximately $7.5 million at September 30, 2023, as compared to $18.2 million at September 30, 2022. Our backlog can fluctuate greatly and in the prior year there were supply chain issues which caused a relatively large backlog compared to historical years. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2024.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security with a focus on the protection of critical assets, applications and devices from cyberattacks.

Markets and Marketing

Cyber Security Products Market

The ARIA SDS solution is targeted at organizations that need to get additional functionality out of their current cybersecurity solutions to find and stop attacks, while also reducing their operating costs. At the present time, our ARIA solutions are primarily offered through our direct sales channel, however with ARIA AZT PROTECT’s introduction we have begun to add channel partners such as independent resellers.

OEM vendors in the cybersecurity market can benefit from integrating the ARIA applications and leveraging them as internal solutions to allow their applications to scale, and add critical functionality. OEMs are interested in running our ARIA SDS applications on their SmartNIC and other ARM-core based platforms.

As mentioned, MSSPs require simple, yet differentiated, solutions that can be deployed across their customer bases. The detection, and automation capabilities found in ARIA solutions are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

Manufacturing Market

Our focus for fiscal 2024 and beyond is to expand from our initial successes more broadly into this market and its various sub segments.

Energy/Utility Market

We believe our AZT PROTECT product is well suited to address a critical security gap in this market. Noting that sales cycles can be up to 1 year.

Competition

CSPi’s competition in the cybersecurity space comes primarily from the large, traditional security vendors like Palo Alto, VMWare and security services providers like Artic Wolf.

Manufacturing, Assembly and Testing

Currently, products are shipped to our customers directly from our plant in Lowell, Massachusetts.

Research and Development

For the year ended September 30, 2023, our expenses for R&D were approximately $3.1 million compared to approximately $3.1 million for the year ended September 30, 2022. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2022 and 2023 involved development of the ARIA product set, ARIA Zero Trust (AZT), and enhancements to our ADR product offering. We expect to continue to make investments related to the development of new hardware adapter products and new cybersecurity software applications.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have newly issued as well as pending patents for the ARIA AZT PROTECT™ software and will be pursuing additional patent rights over time.

Backlog

The gross backlog of customer orders and contracts in the HPP segment was $1.8 million as of September 30, 2023 as compared to $5.0 million as of September 30, 2022. Our backlog can fluctuate greatly. We can experience large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected nearly all of the customer orders in backlog will ship and/or be provided through fiscal year 2024.

Significant Customers

See Note 17 Segment Information in the notes to the consolidated financial statements for detailed information regarding customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2023 and 2022.

Employees

As of September 30, 2023, we had approximately 112 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Financial Information about Geographic Areas

Information regarding our sales by geographic area and percentage of sales based on the location to which the products are shipped or services rendered are in Note 17 Segment Information of the notes to the consolidated financial statements.

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

Economic, Industry, and Operational Risks

We depend on a small number of customers for a significant portion of our revenue and the loss of any customer could significantly affect our business.

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2023, no one customer accounted for 10% or more of our total revenues for the fiscal year. For the fiscal year ended September 30, 2022, one customer accounted for $10.4 million, or 19%, of our total revenues for the fiscal year. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We depend on key personnel and skilled employees and face competition in hiring and retaining qualified employees.

We are largely dependent upon the skills and efforts of our senior management, managerial, sales and technical employees. None of our senior management personnel or other key employees are subject to any employment contracts except Victor Dellovo, our Chief Executive Officer and President. The loss of services of any of our executives or other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend to a significant extent on our ability to attract, train, motivate and retain highly skilled technical professionals. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire and retain technical personnel with skills that keep pace with continuing changes in our industry standards and technologies. The inability to hire additional qualified personnel could impair our ability to satisfy or grow our client base. There can be no assurance that we will be successful in retaining current or future employees.

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

Several components used in our HPP products are currently obtained from sole-source suppliers. We are dependent on key vendors like NVIDIA for our high-speed interconnect components. Generally, suppliers may terminate our purchase orders without cause upon 30 days’ notice and may cease offering products to us upon 180 days’ notice. To the extent our key vendors, such as NVIDIA were to limit or reduce the sale of such components to us, or if these or other component suppliers, some of which are small companies, experience future financial difficulties or other problems which could prevent them from supplying the necessary components, such events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance risks, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or our customers, which thereby may adversely affect our business and customer relationships.

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

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 3% and 4% of our total revenue for the fiscal years ended September 30, 2023 and 2022, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

We derived 5% of our total revenue in fiscal year 2023 and 2% of our total revenue in fiscal year 2022 from the DoD as a subcontractor. We expect that the DoD contracts will continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD,  if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

If we experience a local or regional disaster or other business continuity problem, such as a hurricane, earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have significant customers or suppliers in Russia or Ukraine, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of Russian-Ukraine military conflict and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in these "Risk Factors.”

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Israel and Hamas.

The global economy has been negatively impacted by the military conflict between Israel and Hamas. There could be an expansion of the countries involved, which could lead to significant detrimental effects to the global economy. Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of the Israel and Hamas conflict and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in these "Risk Factors.”

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

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2023. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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

	2023		2022
Fiscal Year:	High	Low	High	Low
1st Quarter	$9.45	$7.01	$9.30	$8.09
2nd Quarter	$13.59	$9.43	$8.94	$6.99
3rd Quarter	$14.80	$10.50	$9.68	$6.81
4th Quarter	$23.59	$10.15	$8.95	$7.12

Stockholders.   We had approximately 63 holders of record of our common stock as of December 6, 2023. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 1,891.

Dividends.   For the fiscal years ended September 30, 2023 and 2022 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2022	8/10/2022	8/22/2022	9/9/2022	$0.03
2023	12/6/2022	12/21/2022	1/6/2023	$0.03
2023	2/8/2023	2/24/2023	3/14/2023	$0.03
2023	5/10/2023	5/25/2023	6/13/2023	$0.04
2023	8/9/2023	8/23/2023	9/12/2023	$0.04

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

Recent trends affecting our financial performance

As of September 30, 2023, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Overview of Fiscal 2023 Results of Operations

Revenue increased by approximately $10.2 million, or 19%, to $64.6 million for the fiscal year ended September 30, 2023 versus $54.4 million for the fiscal year ended September 30, 2022.

Gross profit margin percentage decreased slightly to 34% for the fiscal year ended September 30, 2023 from 35% of revenues for the fiscal year ended September 30, 2022.

We generated an operating income of $1.8 million for the fiscal year ended September 30, 2023 as compared to an operating loss of $(40) thousand for the fiscal year ended September 30, 2022.

Other income, net was $2.9 million for the fiscal year ended September 30, 2023 as compared to $2.0 million for the prior year.

The Company recorded an income tax benefit of $(469) thousand, which reflected an effective tax rate of (9.9)%, for the fiscal year ended September 30, 2023 compared to an income tax provision of $50 thousand, which reflected an effective tax rate of 2.6% for the fiscal year ended September 30, 2022.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2023	of sales	September 30, 2022	of sales

	(Dollar amounts in thousands)
Sales	$64,647	100%	$54,361	100%
Costs and expenses:
Cost of sales	42,727	66%	35,534	65%
Engineering and development	3,140	5%	3,084	6%
Selling, general and administrative	16,910	26%	15,783	29%
Total costs and expenses	62,777	97%	54,401	100%
Operating income (loss)	1,870	3%	(40)	—%
Other income, net	2,865	4%	1,979	4%
Income before income taxes	4,735	7%	1,939	4%
Income tax (benefit) expense	(469)	(1)%	50	—%
Net income	$5,204	8%	$1,889	4%

Revenues

Revenue increased by approximately $10.2 million, or approximately 19%, to $64.6 million for the fiscal year ended September 30, 2023 versus $54.4 million for the fiscal year ended September 30, 2022.

TS segment revenue changes by products and services for the fiscal years ended September 30 2023 and 2022 were as follows:

	September 30,		Increase (decrease)
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$41,674	$34,172	$7,502	22%
Services	16,100	16,346	(246)	(2)%
Total	$57,774	$50,518	$7,256	14%

Our TS segment revenue increased by approximately $7.3 million consisting of an increase of $7.1 million in our U.S. division combined with an increase of $0.2 million in our U.K. division. The increase in TS segment product revenue of $7.5 million during the period was the result of a $7.3 million increase in the U.S. division combined with an increase of $0.2 million in the U.K. division. As the economic environment returns to pre-pandemic levels it has led to customers’ budgets not being as constrained as prior year leading to increased sales in the U.S. division and U.K. division. Additionally, there have been less shortages with suppliers causing less delays and our backlog has significantly decreased from the prior year. The increase in our U.S. division product revenue year over year was primarily associated with several major customers, partially offset by a decrease with several other customers. The increase in the U.K. division year over year was primarily associated with an increase with one major customer. The decrease in TS segment service revenue of $0.2 million as compared to the prior year was in the U.S. division. In fiscal year 2023 as compared to the prior year, the U.S. division had a decrease of $0.9 million in internal services and a decrease of $0.7 million in third party maintenance revenue, partially offset by an increase of $1.4 million in managed services.

HPP segment revenue changes by product and services for the fiscal years ended September 30 2023 and 2022 were as follows:

	September 30,		Increase
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$5,475	$2,516	$2,959	118%
Services	1,398	1,327	71	5%
Total	$6,873	$3,843	$3,030	79%

Our HPP segment revenue increased by approximately $3.0 million or 79%. The increase in HPP product revenue of $3.0 million in the fiscal year ended September 30, 2023 was primarily the result of two major non-recurring transactions of $1.8 million and $1.2 million for the fiscal year ended September 30, 2023 as compared to the fiscal year ended September 30, 2022. The increase in HPP service revenue of approximately $0.1 million for the fiscal year ended September 30, 2023 was primarily the result of a $0.4 million increase in AIRA revenue, partially offset with a decrease of $0.3 million in royalty revenues on high-speed processing boards related to the E2D program as compared to the fiscal year ended September 30, 2022.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

	September 30,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$62,763	97%	$52,486	96%	$10,277	20%
Europe	1,429	2%	1,407	3%	22	2%
Asia	455	1%	468	1%	(13)	(3)%
Totals	$64,647	100%	$54,361	100%	$10,286	19%

The $10.3 million increase in the Americas revenue for the fiscal year ended September 30, 2023 as compared to the fiscal year ended September 30, 2022 was primarily due to increased revenue by our TS-US division of approximately $7.3 million combined with an increase of $3.0 million attributable to the HPP segment. Sales to Europe remained relatively flat with an increase of $0.1 million in the TS-US division, offset with a decrease in the TS-UK division of $0.1 million. Sales to Asia remained relatively flat with no significant changes in any division.

Gross Margins

Our gross margin ("GM") increased by $3.1 million to $21.9 million for fiscal year 2023 as compared to GM of approximately $18.8 million for fiscal year 2022. The total GM as a percentage of revenue decreased to 34% for fiscal year 2023 from 35% for fiscal year 2022.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	September 30,
	2023		2022		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$17,666	31%	$16,879	33%	$787	(2)%
HPP	4,254	62%	1,948	51%	2,306	11%
Total	$21,920	34%	$18,827	35%	$3,093	(1)%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	September 30,
	2023		2022		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$8,197	20%	$6,818	20%	$1,379	—%
Services	9,469	59%	10,061	62%	(592)	(3)%
Total	$17,666	31%	$16,879	33%	$787	(2)%

The overall TS segment GM as a percentage of revenue decreased to 31% in fiscal year 2023 from 33% in fiscal year 2022. The $1.4 million GM increase in our TS segment product GM in fiscal year 2023 as compared to the prior year resulted from an increase in the U.S. division. Product GM as a percentage of revenue remained relatively flat for fiscal year 2023 compared to fiscal year 2022 with no significant changes in any specific type of product. The $0.6 million decrease in our TS segment service GM in fiscal year 2023 as compared to the prior year resulted from a decrease in GM in the U.S. division. Service GM as a percentage of revenue decreased to 59% in fiscal year 2023 from 62% in fiscal year 2022 due to decreased third party maintenance revenue as discussed above, which is recorded as net sales meaning all the gross margin is recorded in the services revenue financial statement line item causing increased GM as a percentage of revenue.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	September 30,
	2023		2022		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$3,428	63%	$893	35%	$2,535	28%
Services	826	59%	1,055	80%	(229)	(21)%
Total	$4,254	62%	$1,948	51%	$2,306	11%

The overall HPP segment GM as a percentage of revenue increased to 62% in fiscal year 2023 from 51% in fiscal year 2022. The GM as a percentage of sales from products increased 28% primarily due to two major non-recurring transactions in fiscal year 2023 when compared to fiscal year 2022 as discussed above. The GM as a percentage of sales from services decreased 21% primarily due to a relatively significant decrease of high margin Multicomputer royalty revenues, which is nearly all GM and recorded as service revenue.

Engineering and Development Expenses

Our engineering and development expenses are only in our HPP segment. These expenses remained relatively flat at $3.1 million for fiscal year 2023 and $3.1 million for fiscal year 2022. There were increased consulting expenses of $0.4 million, offset by decreased labor expenses of $0.4 million of labor expenses in fiscal year 2023 when compared to fiscal year 2022. Fiscal year 2023 and 2022 expenses were primarily for product engineering expenses incurred in connection with the development of the ARIA SDS cyber security products and ARIA Zero Trust (AZT).

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2023 and 2022:

	Year ended September 30,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$13,089	77%	$12,032	76%	$1,057	9%
HPP segment	3,821	23%	3,751	24%	70	2%
Total	$16,910	100%	$15,783	100%	$1,127	7%

The TS segment SG&A spending increase of approximately $1.1 million for the fiscal year ended September 30, 2023 when compared to the prior year was primarily due to an increase in salaries of $0.6 million, an increase in variable compensation of $0.3 million, and an increase in travel expenses of $0.2 million.

The HPP segment SG&A spending increase of $0.1 million for the fiscal year ended September 30, 2023 when compared to the prior year was primarily attributed to increased variable compensation.

Other Income/Expenses

The following table details our other income (expense) for the years ended September 30, 2023 and 2022:

	Year ended
			Increase
	September 30, 2023	September 30, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange (loss) gain	$(581)	$1,692	$(2,273)
Interest expense	(262)	(360)	98
Interest income	1,460	650	810
Employee Retention Tax Credit, net of costs to collect	2,136	—	2,136
Other income (expense), net	112	(3)	115
Total other income, net	$2,865	$1,979	$886

For the year ended September 30, 2023 the foreign exchange loss decreased $2.3 million primarily due to the U.S. dollar significantly weakening against the British pound in fiscal year 2023 compared to the prior year where it significantly strengthened. The U.K. division has bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain or loss is primarily from a U.S. Dollar and Euro bank account. The U.S. Dollar bank account consists of approximately 95% of the non-British Pound currency held in the U.K. subsidiary.

Interest expense decreased $98 thousand for the year ended September 30, 2023 as compared to the prior year period is due to less interest expense on loans on whole life insurance policies on officers as $0.9 million was paid back in fiscal year 2022 causing less interest to be incurred in fiscal year 2023. Additionally, there was decreased interest expense related to multi-year agreements with vendors in the TS U.S. division. Payments on these agreements contain both principal and interest expense. As principal payments are made the interest expense decreases. See Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Annual Report on Form 10-K.

Interest income increased $0.8 million for the year ended September 30, 2023 when compared to the prior year. Interest income is primarily related to agreements that have payment terms in excess of one year (see Note 2 Accounts and Long-Term Receivable in Item 1 to this Annual Report on Form 10-K for details) from the TS-US segment. There were three new agreements in fiscal year 2023, which caused an increase in interest income. Additionally, interest income from cash and cash equivalents increased significantly from prior year due to substantially increased interest rates during fiscal year 2023.

The Employee Retention Tax Credit, net of costs to collect of $2.1 million was recognized in the fourth quarter of fiscal year 2023. The Coronavirus Aid, Relief, and Economic Security Act provided an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act, 2021 extended and expanded the availability of the employee retention credit through December 31, 2021 including amending the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 calendar year. Both the TS-US division and HPP segment qualified for the ERC beginning in March 2021 for qualified wages through September 2021. There are no other amounts that will be received related to this credit.

The other income increase of $115 thousand for the year ended September 30, 2023 as compared to the prior year period is primarily related to a vendor settlement related to one specific agreement.

Income Taxes

The Company recorded an income tax benefit of $(469) thousand, which reflected an effective tax rate of (9.9)%, for the fiscal year ended September 30, 2023. The provision is primarily driven by the benefit recognized as a result of the release of the valuation allowance against the majority of the Company's deferred tax assets. The benefit recorded during the fiscal year equaled $1.8 million for valuation allowances released on deferred tax assets related to prior years. The Company also claimed and received the Employee Retention Credit.

For the fiscal year ended September 30, 2022, the income tax provision was approximately $50 thousand, which reflected an effective tax rate of 2.6%. The provision is primarily driven by the state tax expense.

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. In the year ended September 30, 2020, the Company established a partial valuation allowance against its deferred tax assets in light of results at the time, the COVID-19 pandemic, and the resulting economic fallout, and established a full valuation during the year ended September 30, 2021. Since that time, the COVID-19 pandemic has ended, and the Company’s Technology Solutions business has grown its revenue and operating income in fiscal years 2023 and 2022.

As a result, the Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S. jurisdiction will be utilized and that associated valuation allowances should be reversed during year ended September 30, 2023. The valuation reversed during the period resulted in a $1.8 million benefit. The Company separately analyzed the realizability of its federal and state credits and determined $710 thousand (net of federal benefit) of state credits are expected to expire unutilized and kept a valuation allowance against these credits. The Company will continue to maintain a valuation allowance against certain state tax credits in the U.S. and a full valuation allowance against the net deferred tax assets in the U.K. jurisdiction.

Liquidity and Capital Resources

Cash Flows

Our primary source of liquidity and capital resources is our cash from operations and our line of credit.

Cash and cash equivalents increased by $1.2 million to $25.2 million as of September 30, 2023 from $24.0 million as of September 30, 2022.

The following is a summary of our cash flows for the fiscal year ended September 30, 2023 and 2022:

	For the Year ended September 30,

(Dollar amounts in thousands)	2023	2022

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$3,907	$2,675
Investing activities	(341)	20
Financing activities	(2,401)	1,328
Effect of exchange rate changes on cash	70	(48)
Increase in cash and cash equivalents	$1,235	$3,975

Operating Activities

Cash provided by operating activities was $3.9 million for the year ended September 30, 2023 compared to $2.7 million for the prior year. The increase from prior year is primarily related to increased net income including recognizing $2.1 million from the Employee Retention Tax Credit, net of costs to collect in fiscal year 2023. Additionally, an amount of $0.9 million was paid back on insurance policy loans in the prior year, but did not recur this year. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $341 thousand for the year ended September 30, 2023 compared to $20 thousand provided by investing activities for the prior year. The decrease from the prior year is primarily related to $322 thousand we received in the prior year for proceeds from a corporate life insurance policy.

Financing Activities

Cash used in financing activities was $2.4 million for the year ended September 30, 2023 compared to $1.3 million provided by financing activities for the prior year. The primary difference was the timing in the net borrowing on the line-of-credit, which for the year ended September 30, 2023 we had a net payment of $1.6 million compared to a net borrowing of $2.2 million in the prior year.

We paid dividends of $0.7 million for the year ended September 30, 2023 compared to $0.1 million in the prior year. The dividend was suspended during fiscal year 2020 due to uncertainty from COVID-19 but was reinstated during the fourth quarter of fiscal year 2022 at $0.03 per share. The dividend was increased to $0.04 per share in the third quarter of fiscal year 2023.

Repayments on notes payable for the year ended September 30, 2023 were $0.4 million compared to $0.7 million in the prior year. There was only one note payable outstanding during fiscal year 2023 compared to two in fiscal year 2022.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.8 million as of September 30, 2023, which consisted of 0.2 million Euros, 0.3 million British Pounds, and 4.3 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K.

As of September 30, 2023 and September 30, 2022, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $13.5 million and $11.9 million were available as of September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and September 30, 2022 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 11 Line of Credit.

We have multi-year agreements on both the receivables (including long-term) and payables (long-term portion in other noncurrent liabilities). Not all multi-year receivable agreements have a corresponding payable multi-year agreement. In fiscal year 2024 we are scheduled to receive $7.7 million related to the multi-year receivables and pay $1.7 million related to the payables. Our last payment on the note payable as of September 30, 2023 is scheduled for payment of $0.4 million in fiscal year 2024.

A subsequent review of qualified wages for the Employee Retention Credit was performed during the preparation of the tax provision for fiscal year 2023 and it was determined $0.6 million of the money received did not qualify and needs to be paid back to the Internal Revenue Service (IRS). This $0.6 million was included in Cash and cash equivalents as of September 30, 2023. However, this amount was not recognized in net income in the Consolidated statements of operations for the fiscal year ended September 30, 2023. The Company may be subject to interest and penalties related to this cash.

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

Gross versus Net Revenue

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as the principal party to the transaction or acting as an agent or broker based on control and timing. We are the principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are the principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that includes critical updates.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2023. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2023. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) reports” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP Inc. 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2023 and 2022, the Company granted to certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees, officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2023 regarding the total number of securities outstanding under these equity compensation plans.

Number of securities
	Number of securities to be		Weighted-average		remaining available for future
	issued upon exercise		exercise price of		issuance under equity
	of outstanding options,		outstanding options,		compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity plans approved by security holders	295,076	(1)	$—	(2)	514,939	(3)
(1)	Includes only non-vested restricted stock awards issued under the 2015 Stock Incentive Plan.
(2)	There are only non-vested restricted awards outstanding, which do not require the holder to give any consideration for the awards.
(3)	Includes 245,404 shares under the 2015 Stock Incentive Plan and 269,535 shares under the 2014 Employee Stock Purchase Plan.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2023 and 2022

Consolidated Statements of Operations for the years ended September 30, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended September 30, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities		10-K	December 28, 2022	4.1
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.4*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.5*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.11
10.6*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.7*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.8	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.9	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.10*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.11*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
10.12	Share Purchase and Assignment Agreement		8-K	June 27, 2018	2.1
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy relating to recovery of erroneously awarded compensation	X
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 13, 2023
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 13, 2023
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 13, 2023
Mike Newbanks

/s/ C. Shelton James	Director	December 13, 2023
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 13, 2023
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 13, 2023
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 13, 2023
Izzy Azeri

 Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and its subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Our audit procedures related to these contracts included the following, among others:

●	We evaluated management’s significant accounting policies related to these third-party contracts for consistency with accounting standards.
●	For a selection of contracts, we performed the following procedures:
o	Inspected the customer invoice and purchase order to determine whether the sale represented a valid and enforceable transaction with a customer.
o	Compared the cost per the Company’s records to the cost per the vendor invoice.
o	For third-party service contracts, we assessed the terms in the customer purchase order, customer invoice and vendor invoice and evaluated the Company’s determination of principal versus agent presentation. For those contracts where the Company is acting as an agent or broker, we:
•	Compared the description of the transaction per the customer invoice to management’s summary file of gross vs. net transactions.
•	Evaluated the accuracy of the summary file through inspection of customer and vendor invoices, purchase orders and information on vendor websites accessed through third-party search engines and through inquiries with management.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Coral Gables, Florida

December 13, 2023

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$25,217	$23,982
Accounts receivable, net of allowances of $100 and $88	20,126	22,993
Investment in lease, net-current portion	8	17
Inventories	2,542	4,372
Refundable income taxes	—	1,050
Other current assets	2,471	7,043
Total current assets	50,364	59,457

Property, equipment and improvements, net	525	647
Operating lease right-of-use assets	966	1,160
Intangibles, net	46	10
Investment in lease, net-less current portion	7	3
Long-term receivable	4,224	7,412
Deferred income taxes, net	2,346	—
Cash surrender value of life insurance	5,356	5,163
Pension benefits assets	1,958	1,099
Other assets	112	111
Total assets	$65,904	$75,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,785	$22,463
Line of credit	1,515	3,124
Notes payable - current portion	449	427
Deferred revenue	1,898	4,058
Pension and retirement plans	98	110
Income taxes payable	914	—
Total current liabilities	15,659	30,182
Pension and retirement plans	1,251	1,337
Notes payable - noncurrent portion	—	449
Operating lease liabilities - noncurrent portion	482	623
Income taxes payable	513	462
Other noncurrent liabilities	1,851	3,046
Total liabilities	19,756	36,099

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,728 and 4,554 shares, respectively	48	46
Additional paid-in capital	20,883	19,476
Retained earnings	31,311	26,769
Accumulated other comprehensive loss	(6,094)	(7,328)
Total shareholders’ equity	46,148	38,963
Total liabilities and shareholders’ equity	$65,904	$75,062

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Year Ended
	September 30,	September 30,
	2023	2022
Sales:
Product	$47,149	$36,688
Services	17,498	17,673
Total sales	64,647	54,361

Cost of sales:
Product	35,524	28,977
Services	7,203	6,557
Total cost of sales	42,727	35,534

Gross profit	21,920	18,827

Operating expenses:
Engineering and development	3,140	3,084
Selling, general and administrative	16,910	15,783
Total operating expenses	20,050	18,867

Operating income (loss)	1,870	(40)

Other income (expense):
Foreign exchange (loss) gain	(581)	1,692
Interest expense	(262)	(360)
Interest income	1,460	650
Employee Retention Tax Credit, net of costs to collect	2,136	—
Other income (expense), net	112	(3)
Total other income, net	2,865	1,979
Income before income taxes	4,735	1,939
Income tax (benefit) expense	(469)	50
Net income	$5,204	$1,889
Net income attributable to common shareholders	$4,884	$1,789

Net income per common share - basic	$1.11	$0.42
Weighted average common shares outstanding – basic	4,381	4,261

Net income per common share - diluted	$1.09	$0.42
Weighted average common shares outstanding – diluted	4,471	4,278

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2023	2022
Net income	$5,204	$1,889
Other comprehensive income (loss):
Unrealized actuarial gain on minimum pension liability, net of tax effect	272	3,861
Foreign currency translation gain (loss) adjustments, net	962	(1,741)
Other comprehensive income	1,234	2,120
Total comprehensive income	$6,438	$4,009

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2023 and 2022:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963
Net income	—	—	—	5,204	—	5,204
Other comprehensive income	—	—	—	—	1,234	1,234
Stock-based compensation	—	—	1,127	—	—	1,127
Restricted stock issuance	143	2	—	—	—	2
Issuance of shares under employee stock purchase plan	32	—	280	—	—	280
Purchase of common stock	(1)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.14 per share)	—	—	—	(656)	—	(656)
Balance as of September 30, 2023	4,728	$48	$20,883	$31,311	$(6,094)	$46,148

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2021	4,394	$45	$18,258	$25,191	$(9,448)	$34,046
Net income	—	—	—	1,889	—	1,889
Other comprehensive income	—	—	—	—	2,120	2,120
Stock-based compensation	—	—	979	—	—	979
Restricted stock cancellation	—	(1)	—	—	—	(1)
Restricted stock issuance	151	2	—	—	—	2
Issuance of shares under employee stock purchase plan	31	—	239	—	—	239
Purchase of common stock	(22)	—	—	(174)	—	(174)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(137)	—	(137)
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2023	2022
Operating activities
Net income	$5,204	$1,889

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343	350
Amortization of intangibles	15	9
Loss on disposal of fixed assets, net	4	—
Foreign exchange loss (gain)	581	(1,692)
Provision for losses (recoveries) on accounts receivable	26	(50)
Provision for obsolete inventory	274	130
Amortization of lease right-of-use assets	573	576
Stock-based compensation expense on stock options and restricted stock awards	1,127	979
Deferred income taxes	(2,346)	—
Decrease in cash surrender value of life insurance	(130)	(1,221)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,852	(4,264)
Decrease (increase) in inventories	1,557	(517)
Decrease in refundable income taxes	1,050	605
Increase in operating lease right-of-use assets	(379)	(377)
Decrease (increase) in other assets	4,581	(2,491)
Decrease in investment in lease	5	63
Decrease in long-term receivable	3,188	111
(Decrease) increase in accounts payable and accrued expenses	(11,596)	8,714
Decrease in interest payable	(50)	(8)
Decrease in operating lease liabilities	(190)	(330)
(Decrease) increase in deferred revenue	(2,161)	2,165
Decrease in pension and retirement plans liabilities	(391)	(167)
Increase (decrease) in income taxes payable	965	(62)
Decrease in other long-term liabilities	(1,195)	(1,737)
Net cash provided by operating activities	3,907	2,675

Investing activities
Life insurance premiums paid	(64)	(70)
Purchase of held-to-maturity investments	(3,533)	—
Proceeds from maturities of held-to-maturity investments	3,533	—
Proceeds from corporate life insurance owned policy	—	322
Proceeds from sales of property, equipment, and improvements	—	2
Additions of intangible assets	(51)	—
Purchases of property, equipment and improvements	(226)	(234)
Net cash (used in) provided by investing activities	(341)	20

Financing activities
Dividends paid	(656)	(137)
Net borrowing under line-of-credit agreement	(1,609)	2,183
Repayments on notes payable	(406)	(736)
Principal payments on finance leases	(4)	(47)
Purchase of common stock	(6)	(174)

Proceeds from issuance of shares under equity compensation plans	280	239
Net cash (used in) provided by financing activities	(2,401)	1,328
Effects of exchange rate on cash, net	70	(48)
Net increase in cash and cash equivalents	1,235	3,975
Cash and cash equivalents beginning of year	23,982	20,007
Cash and cash equivalents end of year	$25,217	$23,982

Supplementary cash flow information:
Cash paid (received) for income taxes	$246	$(233)
Cash paid for interest	$313	$184

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$392	$352
Customer financing for inventory sold (see Note 2 Accounts and Long-Term Receivable for details)	$6,032	$1,232
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$2,321	$—

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act provided an employee retention credit (“ERC”) which is a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act, 2021 extended and expanded the availability of the employee retention credit through December 31, 2021 including amending the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 calendar year.

The TS-US division and HPP segment qualified for the ERC beginning in March 2021 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended September 30, 2023. An amount of $2.8 million, net of costs, was received in the fourth quarter of fiscal year 2023.

On the Company’s Consolidated Statements of Operations in Total other income, net the financial statement line item Employee retention tax credit, net of costs to collect for fiscal year ended September 30, 2023 of $2.1 million represents the amount we were qualified to receive. There are no other amounts that will be received related to this credit. There is $0.6 million on the Consolidated Balance Sheets in the financial statement line item Accounts payable and accrued expenses, which will be paid back to the IRS in fiscal year 2024.

We accounted for the ERC as a gain contingency in accordance with ASC 450-30 Gain Contingencies. Under this standard, the ERC was recognized only after the contingency was resolved and deemed realizable.

Research and Development Expense

For the years ended September 30, 2023 and 2022, our expenses for research and development were approximately $3.1 million and $3.1 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (other than goodwill and intangibles) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives or goodwill at any time during the two years ended September 30, 2023.

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment for the years ended September 30, 2023 and 2022.

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods where we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of September 30, 2023 that have not yet commenced. See Note 9 Leases for additional information.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2023, and September 30, 2022, the Company maintained inventory reserves of $1.0 million and $0.8 million, respectively.

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

Pension and Retirement Plans

The funded status of pension and other postretirement benefit plans is recognized on the consolidated balance sheets. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive loss, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, plan assets and obligations are measured as of our fiscal year-end balance sheet date (September 30).

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2023. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2023. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Segment Information

We have two operating segments: (i) Technology Solutions ("TS") and (ii) High Performance Products ("HPP"). In the TS segment, we focus on value added reseller ("VAR") integrated solutions including third party hardware, software and technical computer-related consulting and managed services. In the HPP segment, we design, manufacture and deliver products and services to customers that require specialized cyber security services, networking and signal processing products. The operations and assets of our TS segment are located in the United States and the United Kingdom, which are the two divisions that make up the TS segment. The operations and assets of our HPP segment are located in the United States.

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as the principal party to the transaction or acting as an agent or broker based on control and timing. We are the principal if we control the good or service before that good or service is transferred to the customer. We record revenue as gross when we are the principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that includes critical updates.

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

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products’ functionality, and post contract maintenance and support. Post contract maintenance and support is considered immaterial in the context of the contract and therefore is not a separate performance obligation. Multicomputer revenue is derived from the sale of hardware, software, extended warranties, royalties, and repair services. ARIA revenue is derived from sale of hardware, software, and managed services.

See disaggregated revenues below by products/services and geography.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30, 2023	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$5,475	$734	$40,938	$41,672	$47,147
Service	1,398	288	15,812	16,100	17,498
Finance *	—	—	2	2	2
Total sales	$6,873	$1,022	$56,752	$57,774	$64,647

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30, 2022	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,516	$518	$33,653	$34,171	$36,687
Service	1,327	325	16,021	16,346	17,673
Finance *	—	—	1	1	1
Total sales	$3,843	$843	$49,675	$50,518	$54,361

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.9 million and $4.4 million as of September 30, 2023 and September 30, 2022, respectively. The current portion is recorded in other current assets on the consolidated balance sheets. There were no noncurrent contract assets as of September 30, 2023 and September 30, 2022. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.9 million and $4.1 million as of September 30, 2023 and September 30, 2022, respectively. The current portion of contract liabilities is recorded in deferred revenue on the consolidated balance sheets. There were no long-term contract liabilities as of September 30, 2023 and 2022, respectively. Revenue recognized for the year ended September 30, 2023 that was included in contract liabilities as of September 30, 2022 was $3.2 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2023 and 2022. The portion of current capitalized costs were $172 thousand and $128 thousand as of September 30, 2023 and 2022, respectively. There were no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the year ended September 30, 2023 and 2022 were $436 thousand and $366 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized for the years ended September 30, 2023 and 2022, respectively.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. There were no current capitalized costs as of September 30, 2023 and $9 thousand as of September 30, 2022, respectively. There were no noncurrent capitalized costs as of September 30, 2023 and 2022, respectively. The amount of fulfillment costs amortized year ended September 30, 2023 and 2022 were $9 thousand and $13 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the years ended September 30, 2023 and 2022, respectively.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023 is set forth in the table below:

(Amounts in thousands)
Fiscal 2024	248
Fiscal 2025	123
Fiscal 2026	53
$424

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

Income Taxes

We use the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. We also reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. Valuation allowances are recorded against the gross deferred tax assets that management believes, after considering all available positive and negative objective evidence, historical and prospective, with greater weight given to historical evidence, that it is more likely than not that these assets will not be realized.

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

Earnings per Share of Common Stock

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income available to common shareholders by the assumed weighted average number of common shares outstanding.

We are required to present earnings per share ("EPS") utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

Year Ended

	September 30,	September 30,
	2023	2022

Net income	$5,204	$1,889
Less: net income attributable to nonvested common stock	(320)	(100)
Net income attributable to common shareholders	$4,884	$1,789

Weighted average total shares outstanding – basic	4,668	4,498
Less: weighted average non–vested shares outstanding	(287)	(237)
Weighted average number of common shares outstanding – basic	4,381	4,261
Add: potential common shares from non–vested stock awards	90	17
Weighted average common shares outstanding – diluted	$4,471	4,278

Net income per common share - basic	$1.11	$0.42
Net income per common share - diluted	$1.09	$0.42

All anti-dilutive securities, including stock options, are excluded from the diluted income per share computation. Non-vested restricted stock awards of 54 thousand shares were excluded from net income per share for the year ended September 30, 2023 because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 171 thousand shares were excluded from net income per share for the year ended September 30, 2022 because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors for nonvested shares of restricted common stock based on estimated fair values of stock-based payment awards on the date of grant. The Company has no outstanding stock options issued as of September 30, 2023 and did not issue any for the years ended September 30, 2023 and 2022, respectively. The fair value of nonvested restricted share awards is equal to the quoted market price of our common stock as quoted on the Nasdaq Global Market on the date of grant. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2023 and 2022 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2023 and 2022 consisted of restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.1 million and $1.0 million, respectively.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions in the U.S. and the U.K. Deposits held with banks may exceed the amount of insurance on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents.

We had one customer who totaled approximately $7.4 million, or 30%, and approximately $15.8 million, or 52%, of total consolidated accounts receivable as of September 30, 2023 and September 30, 2022, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2023. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2023.

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing.

New accounting standards not adopted as of September 30, 2023

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

2.    Accounts and Long-Term Receivable

Within accounts receivable and long-term receivable there are amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 9 Leases for financing through leases. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $7.2 million and $4.2 million as of September 30, 2023, respectively. These receivables are included in Accounts Receivable and Long-Term Receivable in the amount of $8.9 million and $7.4 million as of September 30, 2022, respectively.

The receivables with a payment term exceeding one year carry an average weighted interest rate of 6.2% as of September 30, 2023, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

There is not an allowance for credit losses nor impairments for accounts and long-term receivables with a contractual maturity of over one year. All accounts had no past amounts due as of September 30, 2023 or 2022, respectively. There was no activity in the allowance for credit losses of these receivables for the years ended September 30, 2023 and 2022, respectively. All these agreements are looked at as one portfolio in determining credit losses. There are various factors that are considered in extending a customer payment terms longer than one year including payment history, economic conditions, and capacity to pay. The credit quality of customers is monitored by payment activity. The unearned income represents a rate similar to market at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the year ended September 30, 2023 and 2022 was $810 thousand and $548 thousand, respectively. Interest income from these agreements is recorded in Other income, net on the Consolidated Statements of Operations.

There was one new agreement effective in the first quarter of fiscal year 2023 causing an increase in Accounts and Long-term receivable. This agreement included approximately $3.0 million in payments to be received over the next 2 years from the effective date of the agreement. The revenue for this transaction was recorded as net revenue.

There were two new agreements effective in the third quarter of fiscal year 2023. One agreement included approximately $3.1 million in payments to be received over the next 4 years from the effective date of the agreement. The second agreement included approximately $0.7 million in payments to be received over the next four years from the effective date of the agreement. The revenue for these transactions was recorded as net revenue.

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

Contractual maturities of outstanding financing receivables with an original contractual maturity over one year are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2024	$7,714
2025	3,170
2026	742
2027	628
Total payments	$12,254
Less: unearned interest income	(859)
Total, net of unearned interest income	$11,395

3.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2023	2022

	(Amounts in thousands)
Raw materials	$247	$421
Work-in-process	36	23
Finished goods	2,259	3,928
Total	$2,542	$4,372

We evaluate inventory for obsolescence on at least a quarterly basis or more frequently if needed. Our HPP segment has a multi-faceted approach in determining obsolescence including reviewing inventory by product line, program, and individual part. In the TS segment, we seek to minimize obsolete inventory by having nearly all of our inventory purchased in conjunction with a sales agreement. From time to time, we do purchase certain inventory in bulk to receive discounts, but only when we anticipate selling this inventory in the near-term. The inventory we purchase at the TS segment is in high demand, especially in the current environment, and has a limited risk of obsolescence.

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

The TS segment has many vendors it transacts with. Several components used in our HPP segment products are obtained from sole-source suppliers. We are dependent on key vendors such as ADP, NXP, and BCRM for a variety of processors for certain products. We are dependent on NVIDIA for our high-speed interconnect components. Despite our dependence on these sole-source suppliers, based on our current forecast and our projected sales obligations, we believe we have adequate inventory on hand and our current near-term requirements can be met in the existing supply chain.

4.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2021	$(4,050)	$(5,398)	$(9,448)
Change in period	(1,741)	4,096	2,355
Tax effect of change in period	—	(235)	(235)
Balance as of September 30, 2022	$(5,791)	$(1,537)	$(7,328)
Change in period	962	244	1,206
Tax effect of change in period	—	28	28
Balance as of September 30, 2023	$(4,829)	$(1,265)	$(6,094)

The changes in the minimum pension liability are net of an amortization gain of $200 thousand in 2023 and a loss of $91 thousand in 2022 included in net periodic pension cost.

5.     Income Taxes

The components of income (loss) before income tax (benefit) expense and income tax (benefit) expense are comprised of the following:

	For the Years Ended
	September 30,
	2023	2022

	(Amounts in thousands)
Income (loss) before income tax expense
U.S.	$5,202	$417
Foreign	(467)	1,522
	$4,735	$1,939
Income tax expense:
Current:
Federal	$1,551	$—
State	326	50
	$1,877	$50
Deferred:
Federal	$(1,971)	$—
State	(375)	—
	(2,346)	—

Total income tax (benefit) expense	$(469)	$50

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2023		2022

	(Dollar amounts in thousands)
Computed “expected” tax expense	$994	21.0%	$407	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	106	2.2%	27	1.5%
Foreign rate differential	9	0.2%	(30)	(1.5)%
Employee Retention Credit	(134)	(2.8)%	—	—%
Permanent differences	(7)	(0.2)%	(19)	(1.0)%
Change in valuation allowance	(1,746)	(36.8)%	(226)	(11.5)%
Research and development credit	(112)	(2.4)%	(131)	(6.8)%
Deferred Tax True Ups	322	6.8%	—	—%
FIN 48 Reserves	166	3.5%	—	—%
Return to Provision Adjustments	(64)	(1.3)%	14	0.7%
Other items	(3)	(0.1)%	8	0.2%
Income tax (benefit) expense	$(469)	(9.9)%	$50	2.6%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2023 and 2022 are as follows:

	September 30,	September 30,
	2023	2022

	(Amounts in thousands)
Deferred tax assets:
Pension	$321	$373
Intangibles	—	29
Capitalized research and development expenses	651	—
Other reserves and accruals	1,118	596
Inventory reserves and other	278	244
Federal and state tax credits	771	1,273
Federal and state net operating loss carryforwards	—	151
Foreign net operating loss carryforwards	2,945	2,693
Lease Liability	239	—
Gross deferred tax assets	6,323	5,359
Less: valuation allowance	(3,283)	(5,029)
Realizable deferred tax asset	3,040	330

Deferred tax liabilities:
Depreciation and amortization	(84)	(121)
ROU Asset	(235)	—
Pension	(372)	(209)
Intangibles	(3)	—
Realizable deferred tax liabilities	(694)	(330)

Net deferred tax assets	$2,346	$—

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. In the fiscal year ended September 30, 2020, the Company established a partial valuation allowance against its deferred tax assets in light of results at the time, the COVID-19 pandemic, and the resulting economic fallout, and established a full valuation during the fiscal year ended September 30, 2021. Since that time, the COVID-19 pandemic has ended, and the Company’s Technology Solutions business has grown its revenue and operating income in fiscal years 2023 and 2022.

As a result, the Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S. jurisdiction will be utilized and associated valuation allowances should be reversed during the fiscal year ended September 30, 2023. The valuation reversed during the period and resulted in a $1.8 million benefit. The Company separately analyzed the realizability of its federal and state credits and determined $710 thousand (net of federal benefit) of state credits are expected to expire unutilized and kept a valuation allowance against these credits. The Company will continue to maintain a valuation allowance against certain state tax credits in the U.S. and a full valuation allowance against the net deferred tax assets in the U.K. jurisdiction.

As of September 30, 2023, the Company did not have U.S. net operating loss carryforwards for federal purposes or U.S. tax credit carryforwards for federal purposes. As of September 30, 2022, the Company had $162 thousand of U.S. net operating loss carryforwards for federal purposes and $884 thousand of U.S. tax credit carryforwards for federal purposes.

As of September 30, 2023, and 2022, the Company had U.S. net operating loss carryforwards for state purposes of approximately $12 thousand and $3.7 million, respectively, which are available to offset future taxable income through 2034. As of September 30, 2023, the Company had state tax credit carryforwards of $1.1 million available to reduce future state tax expense, of which $55 thousand has unlimited carryover status and the remainder of the credits are available through FY 2038.

As of September 30, 2023, the Company had U.K. net operating loss carryforwards of approximately $15.5 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $4.8 million and $6.1 million as of September 30, 2023 and 2022, respectively. The Company is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2023, the total amount of uncertain tax liabilities relates to federal and state tax credit carryforwards which are partially recorded net in deferred taxes and partially as a long term tax payable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended	For the Year Ended
	September 30, 2023	September 30, 2022

	(Amounts in thousands)
Balance, beginning of year	$502	$433
Additions for tax positions of current year	22	68
(Subtractions) additions for tax positions of prior years	(201)	1
Balance, end of period	$323	$502

If the unrecognized tax benefits of $323 thousand as of September 30, 2023 are recognized, they would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2020 through 2023, and believes that any tax adjustments not currently reserved in any audited year will not be material.

6.     Property, Equipment and Improvements, Net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2023	2022

	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,626	8,842
Automobiles	194	116
Property, equipment and improvements, gross	9,044	9,182
Less accumulated depreciation and amortization	(8,519)	(8,535)
Property, equipment and improvements, net	$525	$647

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $343 thousand and $350 thousand for the years ended September 30, 2023 and 2022, respectively.

7.     Acquired Intangible Assets

As of September 30, 2023 and 2022, intangible assets are as follows:

	September 30, 2023				September 30, 2022
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Customer list	1 year	$90	$(89)	$1	2 years	$90	$(80)	$10
Patent	9 years	$51	$(6)	$45	—	$—	$—	$—

Amortization expense on these intangible assets was $15 thousand and $9 thousand for the year ended September 30, 2023 and 2022, respectively.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2024	$6
2025	5
2026	5
2027	5
2028	5
Thereafter	20
Total	$46

8.     Accounts payable and accrued expenses, and Other noncurrent liabilities

Accounts payable and accrued expenses consist of the following:

	September 30,
	2023	2022

	(Amounts in thousands)
Accounts payable	$6,719	$19,241
Commissions	615	631
Compensation and fringe benefits	1,958	1,607
Professional fees	199	175
Taxes, other than income	130	211
Finance lease liability	—	4
Operating lease liability	502	550
Employee Retention Tax Credit Payable	640	—
Product warranty	22	44
Total	$10,785	$22,463

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 2 Accounts and Long-Term Receivable for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average weighted imputed interest rate for the agreements was determined to be 5.5%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements was $229 thousand and $260 thousand for the years ended September 30, 2023 and 2022, respectively.

The amounts owed for these agreements are within accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 11 Line of Credit and Note 12 Notes Payable for amounts due to banks and other financial institutions for borrowings.

Below are details of the aforementioned agreements with the vendors that contain imputed interest:

	September 30, 2023	September 30, 2022
	(Amounts in thousands)
Current	$1,718	$1,758
Less: discount	(140)	(186)
Accounts payable and accrued expenses	$1,578	$1,572

Noncurrent	$1,967	$3,186
Less: discount	(116)	(140)
Other noncurrent liabilities	$1,851	$3,046

The Company had a total of approximately $3.3 million due (net of interest) to one of these vendors as of September 30, 2023. This is approximately 26% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $16.1 million due (net of interest) to one of these vendors as of September 30, 2022. This is approximately 63% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products with comparable terms.

9.    Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets, lease liabilities, and investment in lease are within the Consolidated Balance Sheets as of September 30, 2023 and 2022:

	Condensed Balance Sheets Location	September 30, 2023	September 30, 2022
		(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$966	$1,160

Lease receivable - current	Investment in lease, net-current portion	$8	$17
Lease receivable - noncurrent	Investment in lease, net-less current portion	7	3
Total lease receivable		$15	$20

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$502	$550
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	482	623
Total operating lease liabilities		$984	$1,173

Current finance lease liabilities	Accounts payable and accrued expenses	$—	$4

The components of lease costs for the year ended September 30, 2023 and 2022 are as follows:

		Year ended
	Condensed Consolidated Statements of Operations Location	September 30, 2023	September 30, 2022
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$1	$4
Operating Lease:
Operating lease cost	Selling, general, and administrative	618	615
Short-term lease cost	Selling, general, and administrative	43	137
Total lease costs		$662	$756
Less sublease interest income	Revenue	(3)	(1)
Total lease costs, net of sublease interest income		$659	$755

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of September 30, 2023 are in the following table:

	Operating lease	Sublease
Fiscal year ending September 30:	Costs	Payments received
	(Amounts in thousands)
2024	$535	$10
2025	388	8
2026	107	—
Total	$1,030	$18
Less imputed interest	(46)	(3)
Total	$984	$15

Supplemental cash flow information related to leases for the fiscal year ended September 30, 2023 and 2022 is below:

	Year ended
	September 30, 2023	September 30, 2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$628	$633
Operating cash flows paid for short-term leases	43	137
Operating cash flows paid for finance leases	1	4
Financing cash flows paid for finance leases	4	47
Lease assets obtained in exchange for new lease liabilities
Operating leases	392	352
Cash received from subleases	(20)	(49)

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2023 is below:

Weighted-average remaining lease term (years)	September 30, 2023
Operating leases	2.0

Weighted-average discount rate	September 30, 2023
Operating leases	6.4%

10.     Product Warranties

Product warranty activity for the year ended September 30 2023 and 2022 was as follows:

	2023	2022

	(Amounts in thousands)
Balance at the beginning of the year	$44	$67
Accruals for warranties for products sold in the period	—	—
Fulfillment of warranty obligations	(22)	(23)
Balance at the end of the year	$22	$44

These amounts are within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

11.    Line of Credit

As of September 30, 2023 and September 30, 2022, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 8.5% as of September 30, 2023. There is no expiration date or minimum principal payment. However, the credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2023 and September 30, 2022, Company borrowings, all from the TS segment, under the inventory line of credit were $1.5 million and $3.1 million, respectively, and the Company was in compliance with all covenants. There is no unused commitment fee. As of September 30, 2023 and September 30, 2022, this line of credit also included availability of a limited cash withdrawal option of up to $1.0 million. As of September 30, 2023 and 2022, there were no cash withdrawals outstanding.

12.     Notes Payable

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. This is the only note payable outstanding as of September 30, 2023.

Interest expense related to the notes for the years ended September 30, 2023 and 2022 was $22 thousand and $50 thousand, respectively. Below are details of the notes payable.

	September 30, 2023	September 30, 2022
	(Amounts in thousands)
Current	$449	$449
Less: notes discount	—	(22)
Notes payable - current portion	$449	$427

Noncurrent	$—	$449
Less: notes discount	—	—
Notes payable - noncurrent portion	$—	$449

13.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is frozen to newly hired employees and has been for the two years ended September 30, 2023. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2023. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. If the liabilities are below funding levels an asset is recorded.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet at their cash surrender value, net of policy loans, aggregating $3.7 million and $3.5 million as of September 30, 2023 and 2022, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2023	2022	2023	2022
Discount rate:	5.62%	5.14%	5.4%	5.2%
Expected return on plan assets:			5.1%	6.0%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2023	2022	2023	2022
Discount rate:	5.14%	2.75%	5.4%	5.2%
Expected return on plan assets:			5.1%	6.0%

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

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Years ended September 30,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$429	$13	$442	$268	$11	$279
Expected return on plan assets	(575)	—	(575)	(449)	—	(449)
Amortization of past service costs	7	—	7	7	—	7
Amortization of net (gain) loss	—	(4)	(4)	97	1	98
Net periodic (benefit) cost	$(139)	$9	$(130)	$(77)	$12	$(65)

Post Retirement:
Service cost	$—	$24	$24	$—	$44	$44
Interest cost	—	62	62	—	46	46
Amortization of net gain	—	(196)	(196)	—	(7)	(7)
Net periodic (benefit) cost	$—	$(110)	$(110)	$—	$83	$83

Pension:
Decrease in minimum liability included in other comprehensive income	$(313)	(1)	$(314)	$(3,509)	(20)	$(3,529)
Post Retirement:
Increase (decrease) in minimum liability included in other comprehensive income	—	70	70	—	(567)	(567)
Total:
(Decrease) increase in minimum liability included in other comprehensive income	$(313)	$69	$(244)	$(3,509)	$(587)	$(4,096)

The following table presents an analysis of the changes in 2023 and 2022 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$7,726	$261	$7,987	$14,317	$339	$14,656
Interest cost	429	13	442	268	11	279
Changes in actuarial assumptions	(317)	(4)	(321)	(4,574)	(21)	(4,595)
Foreign exchange impact	759	—	759	(1,873)	—	(1,873)
Benefits paid	(521)	(68)	(589)	(412)	(68)	(480)
Projected benefit obligation at end of year	$8,076	$202	$8,278	$7,726	$261	$7,987
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,825	$—	$8,825	$11,921	$—	$11,921
Actual gain (loss) on plan assets	628	—	628	(1,026)	—	(1,026)
Company contributions	239	68	307	253	68	321
Foreign exchange impact	863	—	863	(1,911)	—	(1,911)
Benefits paid	(521)	(68)	(589)	(412)	(68)	(480)
Fair value of plan assets at end of year	$10,034	$—	$10,034	$8,825	$—	$8,825
Funded status \ net amount recognized	$1,958	$(202)	$1,756	$1,099	$(261)	$838

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,186	$1,186	$—	$1,670	$1,670
Service cost	—	24	24	—	44	44
Interest cost	—	62	62	—	46	46
Changes in actuarial assumptions	—	(125)	(125)	—	(574)	(574)
Projected benefit obligation at end of year	$—	$1,147	$1,147	$—	$1,186	$1,186
Funded status \ net amount recognized	$—	$(1,147)	$(1,147)	$—	$(1,186)	$(1,186)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit asset (liability)	$1,958	$(202)	$1,756	$1,099	$(261)	$838
Deferred tax	—	26	26	—	25	25
Accumulated other comprehensive income	318	8	326	631	9	640
Net amount recognized	$2,276	$(168)	$2,108	$1,730	$(227)	$1,503
Post Retirement:
Accrued benefit liability	$—	$(1,147)	$(1,147)	$—	$(1,186)	$(1,186)
Deferred tax	—	277	277	—	305	305
Accumulated other comprehensive loss	—	(240)	(240)	—	(282)	(282)
Net amount recognized	$—	$(1,110)	$(1,110)	$—	$(1,163)	$(1,163)
Total pension and post retirement:
Accrued benefit asset (liability)	$1,958	$(1,349)	$609	$1,099	$(1,447)	$(348)
Deferred tax	—	303	303	—	330	330
Accumulated other comprehensive income (loss)	318	(232)	86	631	(273)	358
Net amount recognized	$2,276	$(1,278)	$998	$1,730	$(1,390)	$340
Accumulated Benefit Obligation:
Pension	$(8,076)	$(202)	$(8,278)	$(7,726)	$(261)	$(7,987)
Post Retirement	—	(1,147)	(1,147)	—	(1,186)	(1,186)
Total accumulated benefit obligation	$(8,076)	$(1,349)	$(9,425)	$(7,726)	$(1,447)	$(9,173)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans.

Accrued benefit assets and liabilities reported as:

	September 30,
	2023	2022

	(Amounts in thousands)
Non-current benefits assets	$1,958	$1,099

Current accrued benefit liability	$98	$110
Non-current accrued benefit liability	1,251	1,337
Total accrued benefit liability	$1,349	$1,447

As of September 30, 2023 and 2022, the amounts included in accumulated other comprehensive loss, consisted of deferred net losses totaling approximately $0.1 million and $0.4 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2023, is approximately $207 thousand.

Contributions

The Company expects to contribute $0.2 million to its pension plans in fiscal 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2024	$575
2025	$603
2026	$643
2027	$681
2028	$730
Thereafter	$1,249

Plan Assets

As of September 30, 2023, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $10.0 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.  In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2023				September 30, 2022
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$428	$428	$—	$—	$200	$200	$—	$—
Fixed income	8,703	7,251	1,452	—	1,801	1,253	548	—
Equity	903	266	637	—	6,824	3,539	3,285	—
Total plan assets	$10,034	$7,945	$2,089	$—	$8,825	$4,992	$3,833	$—

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

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $206 thousand and $193 thousand for the years ended September 30, 2023 and 2022, respectively.

14.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 300,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During fiscal year 2019 an additional 300,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. During fiscal year 2022 an additional 400,000 shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2023, there were 245,404 shares available to be granted under the 2015 Plan. Under the 2015 Plan, incentive and non-qualified stock options and restricted stock awards may be granted to officers, key employees and other persons providing services to the Company. The 2015 Plan has a ten-year life.

Awards issued under the 2015 Plan are not affected by termination of the plan. The Company had no awarded stock options outstanding as of September 30, 2023 nor did it issue any for the two years ended September 30, 2023. The Company issues restricted stock awards at their fair value on the date of grant. Vesting of restricted stock awards granted pursuant to the 2015 Plan is determined by the Company’s compensation committee. In fiscal years 2019 through 2023, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock. The vesting period for the officers’ and the Chief Executive Officer’s restricted stock awards is four years. The vesting for non-employee directors’ restricted stock awards is one year. The vesting period for the key employees’ restricted stock awards is typically four years or immediately.

We measure and recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and awards of nonvested stock based on estimated fair values, as described in Note 1 Summary of Significant Accounting Policies. Stock-based compensation expense incurred and recognized for the years ended September 30, 2023 and 2022 related to nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $1.1 million and $1.0 million, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2023	2022

	(Amounts in thousands)
Cost of sales	$2	$—
Engineering and development	107	56
Selling, general and administrative	1,018	923
Total	$1,127	$979

For the year ended September 30, 2023, the Company granted 71,172 nonvested shares to certain key employees, 52,000 nonvested shares to certain officers including 35,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors. For the year ended September 30, 2022, the Company granted 80,246 nonvested shares to certain key employees, 52,000 nonvested shares to certain officers including 38,000 shares granted to the Chief Executive Officer, and 20,000 nonvested shares to its non-employee directors.

The Company measures the fair value of nonvested stock awards based upon the market price of its common stock as of the date of grant. All equity compensation awards granted for the years ended September 30, 2023 and September 30, 2022 were restricted stock awards.

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, expense for grants have been reduced for estimated forfeitures. The forfeiture rates for the years ended September 30, 2023 and 2022 were based on actual forfeitures.

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2023.

The following tables provide summary data of stock option award activity:

Weighted
		Weighted	Average	Aggregate
		average	Remaining	Intrinsic
	Number	exercise	Contractual	Value
	of Options	price	Term	(in thousands)

Outstanding at September 30, 2021	500	$3.43	—	—
Granted	—	—	—	—
Expired	(500)	3.43	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	—	$—	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	—	$—	—	—

The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
		Fair	Contractual	Value
	Shares	Value	Term	(in thousands)

Nonvested shares outstanding at September 30, 2021	197,063	$10.28	2.15 Years	$1,760
Activity in fiscal year 2022:
Granted	152,246	$8.53	—	—
Vested	(87,957)	$10.57	—	—
Forfeited	(1,564)	$13.24	—	—
Nonvested shares outstanding at September 30, 2022	259,788	$9.14	2.38 Years	$1,868
Activity in fiscal year 2023:
Granted	143,172	$10.09	—	—
Vested	(107,885)	$9.36	—	—
Nonvested shares outstanding at September 30, 2023	295,075	$9.53	2.33 Years	$5,164

As of September 30, 2023, there was $2.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (including nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.57 years. The total fair value of shares vested during the years ended September 30, 2023 and 2022 was $1.0 million and $0.9 million, respectively.

15.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan  (the "ESPP") covering up to 250,000 shares of Common Stock, which was ratified by a vote of the Company’s shareholders in February 2014. An additional 300,000 shares of common stock were approved by stockholders in fiscal year 2023. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 30,885 and 31,372 shares for the years ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, 269,535 shares remain authorized to be issued under the Employee Stock Purchase Plan.

16.    Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 250 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. The Company repurchased 600 shares of its outstanding common stock on the open market during fiscal year 2023. As of September 30, 2023, 171,127 shares remain authorized to repurchase under the stock repurchase program.

17.    Segment Information

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$5,475	$734	$40,940	$41,674	$47,149
Service	1,398	288	15,812	16,100	17,498
Total sales	$6,873	$1,022	$56,752	$57,774	$64,647
Operating (loss) income	$(2,708)	$(64)	$4,642	$4,578	$1,870
Interest expense	$(12)	$—	$(250)	$(250)	$(262)
Interest income	$20	$177	$1,263	$1,440	$1,460
Total assets	$10,467	$7,361	$48,076	$55,437	$65,904
Capital expenditures	$(75)	$—	$(151)	$(151)	$(226)
Depreciation and amortization	$(112)	$—	$(246)	$(246)	$(358)

2022
Sales:
Product	$2,516	$518	$33,654	$34,172	$36,688
Service	1,327	325	16,021	16,346	17,673
Total sales	$3,843	$843	$49,675	$50,518	$54,361
Operating (loss) income	$(4,888)	$(204)	$5,052	$4,848	$(40)
Interest expense	$(48)	$—	$(312)	$(312)	$(360)
Interest income	$40	$53	$557	$610	$650
Total assets	$8,855	$10,069	$56,138	$66,207	$75,062
Capital expenditures	$(89)	$—	$(145)	$(145)	$(234)
Depreciation and amortization	$(118)	$—	$(241)	$(241)	$(359)

Operating (loss) income from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of foreign exchange gain (loss), investment income, and interest expense. In fiscal year 2023 the Employee Retention Tax Credit was the largest non-operating income item, which did not occur in fiscal year 2022. All intercompany transactions have been eliminated. Our long-lived assets are located in North America.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2023 and 2022. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2023	Americas	Europe	Asia	Total	Total

	(Amounts in thousands)
TS	$56,584	$1,094	$96	$57,774	89%
HPP	6,179	335	359	6,873	11%
Total	$62,763	$1,429	$455	$64,647	100%
% of Total	97%	2%	1%	100%
2022
TS	$49,285	$1,069	$164	$50,518	93%
HPP	3,201	338	304	3,843	7%
Total	$52,486	$1,407	$468	$54,361	100%
% of Total	96%	3%	1%	100%

The following table lists customers from which the Company derived revenues in excess of 10% of total revenues for the years ended years ended September 30, 2023 and 2022.

	Year ended September 30,
	2023		2022
	(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$2.8	4%	$10.4	19%

In addition, accounts receivable from Customer A totaled approximately $7.4 million, or 30%, and approximately $15.8 million, or 52%, of total consolidated accounts receivable as of September 30, 2023 and September 30, 2022, respectively. We believe that the Company is not exposed to any significant credit risk with respect to the accounts receivable with this customer as of September 30, 2023. No other customers accounted for 10% or more of total consolidated accounts receivable as of September 30, 2023.

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 13 Pension and Retirement Plan) or non-recurring basis as of September 30, 2023 or September 30, 2022.

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

	As of September 30, 2023		As of September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$25,217	$25,217	$23,982	$23,982	1	Condensed Consolidated Balance Sheets
Accounts and long-term receivable*	11,395	11,395	16,328	16,328	3	Note 2
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	3,429	3,429	4,618	4,618	3	Note 8
Line of Credit	1,515	1,515	3,124	3,124	2	Note 11
Notes payable	449	449	876	876	3	Note 12

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of September 30, 2023, and 2022.

19.    Dividend

For the fiscal year ended September 30, 2023 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2022	8/10/2022	8/22/2022	9/9/2022	$0.03
2023	12/6/2022	12/21/2022	1/6/2023	$0.03
2023	2/8/2023	2/24/2023	3/14/2023	$0.03
2023	5/10/2023	5/25/2023	6/13/2023	$0.04
2023	8/9/2023	8/23/2023	9/12/2023	$0.04

20.    Related Party Transactions

Gary Southwell, Vice President and General Manager of High Performance Products segment, is a minority shareholder in one of our vendors. He has no operational responsibilities. There were $316 thousand and $156 thousand of purchases from this vendor for the fiscal year ended September 30, 2023 and 2022, respectively. There were no amounts due to the vendor as of September 30, 2023 or 2022.