Form 10-Q
period 2023-12-31
CSP INC /MA/
filed 2024-02-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2023

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

As of February 2, 2024, the registrant had 4,856,950 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,611	$25,217
Accounts receivable, net of allowances of $61 and $100	11,722	12,955
Financing receivables, net of allowances of $22 and $0	7,497	7,171
Inventories	6,963	2,542
Other current assets	1,824	2,479
Total current assets	53,617	50,364

Property, equipment and improvements, net	569	525
Operating lease right-of-use assets	845	966
Intangibles, net	49	46
Financing receivables due after one year, net of allowances of $55 and $0	2,453	4,224
Deferred income taxes, net	2,346	2,346
Cash surrender value of life insurance	5,390	5,356
Pension benefits assets	2,041	1,958
Other assets	117	119
Total assets	$67,427	$65,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,954	$10,785
Line of credit	760	1,515
Note payable	—	449
Deferred revenue	1,252	1,898
Pension and retirement plans	89	98
Income taxes payable	927	914
Total current liabilities	16,982	15,659
Pension and retirement plans	1,227	1,251
Operating lease liabilities - noncurrent portion	353	482
Income taxes payable	513	513
Other noncurrent liabilities	1,878	1,851
Total liabilities	20,953	19,756

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 7,500 shares; issued and outstanding 4,728 and 4,728 shares, respectively	48	48
Additional paid-in capital	21,179	20,883
Retained earnings	31,034	31,311
Accumulated other comprehensive loss	(5,787)	(6,094)
Total shareholders’ equity	46,474	46,148
Total liabilities and shareholders’ equity	$67,427	$65,904

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2023	2022
Sales:
Product	$11,407	$14,221
Services	3,968	4,123
Total sales	15,375	18,344

Cost of sales:
Product	9,228	10,771
Services	2,052	1,756
Total cost of sales	11,280	12,527

Gross profit	4,095	5,817

Operating expenses:
Engineering and development	700	836
Selling, general and administrative	3,738	3,617
Total operating expenses	4,438	4,453

Operating (loss) income	(343)	1,364

Other income (expense):
Foreign exchange loss	(174)	(501)
Interest expense	(49)	(64)
Interest income	496	261
Other income, net	10	34
Total other income (expense), net	283	(270)
(Loss) income before income taxes	(60)	1,094
Income tax expense	13	133
Net (loss) income	$(73)	$961
Net (loss) income attributable to common shareholders	$(73)	$906

Net (loss) income per common share - basic	$(0.02)	$0.21
Weighted average common shares outstanding – basic	4,432	4,295

Net (loss) income per common share - diluted	$(0.02)	$0.21
Weighted average common shares outstanding – diluted	4,432	4,328

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2023	2022
Net (loss) income	$(73)	$961
Foreign currency translation gain adjustments, net	307	664
Total comprehensive income	$234	$1,625

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2023 and 2022:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2023	4,728	$48	$20,883	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net loss	—	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	—	307	307
Stock-based compensation	—	—	296	—	—	296
Dividends declared ($0.04 per share)	—	—	—	(189)	—	(189)
Balance as of December 31, 2023	4,728	$48	$21,179	$31,034	$(5,787)	$46,474

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2022:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2022	4,554	$46	$19,476	$26,769	$(7,328)	$38,963
Net income	—	—	—	961	—	961
Other comprehensive income	—	—	—	—	664	664
Stock-based compensation	—	—	253	—	—	253
Restricted stock issuance	1	—	6	—	—	6
Dividends declared ($0.03 per share)	—	—	—	(137)	—	(137)
Balance as of December 31, 2022	4,555	$46	$19,735	$27,593	$(6,664)	$40,710

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2023	2022
Operating activities
Net (loss) income	$(73)	$961

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	76	86
Amortization of intangibles	3	4
Foreign exchange loss	174	501
Provision for credit losses	23	25
Provision for obsolete inventory	32	48
Amortization of lease right-of-use assets	121	149
Stock-based compensation expense on restricted stock awards	296	259
Increase in cash surrender value of life insurance	(34)	(31)

Changes in operating assets and liabilities:
Decrease in accounts receivable	1,283	424
Decrease in financing receivable	1,375	774
(Increase) decrease in inventories	(4,448)	208
Decrease in refundable income taxes	—	133
Decrease in other assets	659	276
Increase (decrease) in accounts payable and accrued expenses	2,931	(7,233)
Increase in interest payable	16	18
Decrease in operating lease liabilities	(123)	(144)
Decrease in deferred revenue	(645)	(284)
Decrease in pension and retirement plans liabilities	(32)	(267)
Increase in income taxes payable	13	—
Increase (decrease) in other long-term liabilities	26	(134)
Net cash provided by (used in) operating activities	1,673	(4,227)

Investing activities
Additions of intangible assets	(6)	(51)
Purchases of property, equipment and improvements	(120)	(44)
Net cash used in investing activities	(126)	(95)

Financing activities
Net borrowing under line-of-credit agreement	(755)	325
Repayments on note payable	(427)	(449)
Principal payments on finance leases	—	(1)
Net cash used in financing activities	(1,182)	(125)
Effects of exchange rate on cash, net	29	50
Net increase (decrease) in cash and cash equivalents	394	(4,397)
Cash and cash equivalents beginning of period	25,217	23,982
Cash and cash equivalents end of period	$25,611	$19,585

Supplementary cash flow information:
Cash paid for income taxes	$—	$70
Cash paid for interest	$21	$—

Supplementary non-cash financing activities:

Dividend declared during period	$189	$137
Customer financing for inventory sold (see Note 5 Financing receivables for details)	$1,657	$2,852

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

1.             Summary of Significant Accounting Policies

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited condensed consolidated financial statements should be read in conjunction with the notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Presentation - sales whose payment terms exceed one year

Effective as of December 31, 2023 sales whose payment terms exceed one year is now presented as “Finance receivables, net of allowance” on the Consolidated Balance Sheets rather than being combined with Accounts receivable. The financial statement line item Long-term receivable is now labeled as “Financing receivables due after one year, net of allowances.” These changes are reflected retrospectively as of September 30, 2023. This change was made to provide more detail on the balance sheet related to these receivables and align with our footnotes.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are related to the allowance for credit losses for accounts receivable and financing receivables, reserves for inventory obsolescence, the impairment assessment of intangible assets, right-of-use assets and lease liabilities, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

Significant Accounting Policies

Except for the change in certain accounting policies upon adoption of the accounting standard described below, there have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. Additional updates were issued in 2018-2020. The amended guidance replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model,” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted ASU 2016-13 (the “new CECL standard”) as of October 1, 2023 using the modified retrospective method, with a cumulative-effect adjustment to the opening balance of Shareholders’ equity as of October 1, 2023. The adoption primarily impacted the estimation of our Allowance for credit losses for Accounts receivable and Financing receivables. Additionally, it affected allowance for credit losses of contract assets and investment in lease, net with effects being immaterial. The total impact recorded on our initial adoption of ASU 2016-13 as of October 1, 2023 included an increase of Accounts receivable, net of $67k and a decrease of Financing receivables, net in the amount of $82k with the total adjustment decreasing retained earnings of $15k. For the accounting policies adopted and details of impacts from adoption refer to Note 4 - Accounts receivable, net and Note 5 - Financing receivables, net.

2.            Revenue

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the Myricom, Multicomputer, and ARIA product lines. ARIA revenue is derived from sale of hardware, software, and managed services.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31.	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$472	$312	$10,622	$10,934	$11,406
Service	240	69	3,659	3,728	3,968
Finance *	—	—	1	1	1
Total sales	$712	$381	$14,282	$14,663	$15,375

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31.	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2022
Sales:
Product	$2,162	$191	$11,867	$12,058	$14,220
Service	327	87	3,709	3,796	4,123
Finance *	—	—	1	1	1
Total sales	$2,489	$278	$15,577	$15,855	$18,344

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.6 million and $0.9 million as of December 31, 2023 and September 30, 2023, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of December 31, 2023 and September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.3 million and $1.9 million as of December 31, 2023 and September 30, 2023, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of December 31, 2023 and September 30, 2023, respectively. Revenue recognized for the three months ended December 31, 2023 that was included in contract liabilities as of September 30, 2023 was $0.9 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023. The portion of current capitalized costs were $159 thousand and $172 thousand as of  December 31, 2023 and September 30, 2023, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended December 31, 2023 and 2022 were $108 thousand and $98 thousand, respectively. This is recorded in Selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended December 31, 2023 and 2022.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the condensed consolidated balance sheets. The were no current capitalized costs as of December 31, 2023 and September 30, 2023. The were no noncurrent capitalized costs as of December 31, 2023 and September 30, 2023, respectively. The were no fulfillment costs amortized for the three months ended December 31, 2023. The amount of fulfillment costs amortized for the three months ended December 31, 2022 was $3 thousand. These costs amortized were recorded in Cost of sales. There was no impairment related to fulfillment costs capitalized for the three months ended December 31, 2023 and 2022.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 5 Financing receivables to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023 is set forth in the table below:

(Amounts in thousands)
Fiscal 2024	$483
Fiscal 2025	415
Fiscal 2026	92
Fiscal 2027	1
$991

3.            Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share includes the dilutive effect of restricted stock, if any, calculated using the treasury stock method. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation cost.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three Months Ended
	December 31,	December 31,
	2023	2022

Net (loss) income	$(73)	$961
Less: net income attributable to nonvested common stock	—	(55)
Net (loss) income attributable to common shareholders	$(73)	$906

Weighted average total shares outstanding – basic	4,432	4,554
Less: weighted average non–vested shares outstanding	—	(259)
Weighted average number of common shares outstanding – basic	4,432	4,295
Add: potential common shares from non–vested stock awards	—	33
Weighted average common shares outstanding – diluted	$4,432	4,328

Net (loss) income per common share - basic	$(0.02)	$0.21
Net (loss) income per common share - diluted	$(0.02)	$0.21

Anti-dilutive securities include restricted stock, which are excluded from the diluted income (loss) per common share computation. Non-vested restricted stock awards of 207 thousand were excluded from the diluted loss per common share calculation for the three months ended December 31, 2023 because there was a net loss for this period and their inclusion would have been anti-dilutive.

4.            Accounts receivable, net

Upon adoption of the new CECL standard as described in Note 1, the Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, management’s assessment of current conditions and reasonable and supportable expectation of future conditions as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible including reviewing the current receivables aging. This results in a general reserve and a specific reserve. The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Amounts disclosed below for the three months ended December 31, 2023 reflect adoption of the new CECL standard and the amounts disclosed for the three months ended December 31, 2022 reflect superseded guidance.

The following table presents the components of the Company’s accounts receivable for the periods indicated.

	Three months ended
	December 31, 2023	December 31, 2022

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$100	$88
Adjustment for adoption of new CECL standard	(67)	-
Charge-offs	-	-
Provision for credit losses	28	27
Balances at end of the period	$61	$115

5.            Financing receivables, net

In the TS U.S. division financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 7 Leases for financing through leases. Determining whether to offer financing involves looking at the customer’s payment history, economic conditions, and capacity to pay.

The Company assigns an internal risk rating to each customer at inception, which groups customers into a portfolio based off this risk rating. A risk rating is assigned by analyzing a customer’s financial statements and the latest Fitch rating if publicly available as well as recent payment activity. The credit quality of customers is continually monitored by these items. Accounts rated low risk have the equivalent of a Fitch rating of BBB– or higher, while accounts rated moderate risk have the equivalent of BB. The Company does not offer financing for customers where the risk is classified as higher, which would be lower than the equivalent of a BB Fitch rating.

Financing receivables, net carry an average weighted interest rate of 6.5%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2023 and 2022 was $193 thousand and $182 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

Amounts disclosed below as of December 31, 2023 reflect adoption of the new CECL standard and the amounts disclosed as of September 30, 2023 reflect superseded guidance.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of December 31, 2023			As of September 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$7,481	$3,304	$10,785	$8,893	$3,361	$12,254
Unearned interest income	(292)	(466)	(758)	(325)	(534)	(859)
Allowance for credit losses	(16)	(61)	(77)	-	-	-
Financing receivables, net	$7,173	$2,777	$9,950	$8,568	$2,827	$11,395
Short-term	$6,594	$903	$7,497	$6,281	$890	$7,171
Long-term	$579	$1,874	$2,453	$2,287	$1,937	$4,224

Amounts disclosed below for the three months ended December 31, 2023 reflect adoption of the new CECL standard and the amounts disclosed for the three months ended December 31, 2022 reflect superseded guidance.

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	December 31, 2023			December 31, 2022
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$-	$-	$-	$-	$-	$-
Adjustment for adoption of new CECL standard	27	55	82	-	-	-
Charge-offs	-	-	-	-	-	-
Provision charged to Consolidated Statements of Operations	(11)	6	(5)	-	-	-
Balances at end of the period	$16	$61	$77	$-	$-	$-

Upon adoption of the new CECL standard as described in Note 1, the Company recognizes an allowance for credit losses for financing receivables in an amount equal to the probable losses net of recoveries. A probability method for calculating credit losses is used based on historical data of defaults of Fitch ratings and length of time. Various factors are also assessed in the allowance for credit losses including internal historical data as well as macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios. Macroeconomic conditions include the level of gross domestic product (“GDP”) growth and unemployment rates, which directly correlate with our historical credit losses. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of December 31, 2023 or September 30, 2023.

The following table presents Financing receivables, gross, including accrued interest, by credit quality indicator segregated by risk rating and year of origination as of December 31, 2023:

	December 31, 2023
	Fiscal year of origination
Risk Rating	2024	2023	2022	2021	Total

Moderate	$—	3,026	278	—	3,304
Low	592	$753	$4,267	$1,869	$7,481
Total	$592	$3,779	$4,545	$1,869	$10,785

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2024	$5,653
2025	3,466
2026	1,038
2027	628
Total payments	$10,785
Less: unearned interest income	(758)
Less: allowance for credit losses	(77)
Total, net of unearned interest income and allowance for credit losses	$9,950

6.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2023	2023

	(Amounts in thousands)
Raw materials	$227	$247
Work-in-process	279	36
Finished goods	6,457	2,259
Total	$6,963	$2,542

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

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2023 and 2022 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	December 31, 2023	December 31, 2022
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$132	$162
Short-term lease cost	Selling, general, and administrative	9	10
Total lease costs		$141	$172
Less sublease interest income	Revenue	—	(1)
Total lease costs, net of sublease interest income		$141	$171

Supplemental cash flow information related to leases for three months ended December 31, 2023 and 2022 is below:

	Three months ended
	December 31, 2023	December 31, 2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$134	$166
Operating cash flows paid for short-term leases	9	10
Financing cash flows paid for finance leases	—	1
Cash received from subleases	(5)	(5)

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The imputed interest rate for the agreements was determined to be 5.5%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended December 31, 2023 and 2022 was $45 thousand and $56 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Note Payable and Line of Credit for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	December 31, 2023	September 30, 2023
	(Amounts in thousands)
Current	$1,547	$1,718
Less: discount	(121)	(140)
Accounts payable and accrued expenses	$1,426	$1,578

Noncurrent	$1,967	$1,967
Less: discount	(89)	(116)
Other noncurrent liabilities	$1,878	$1,851

The Company had a total of approximately $2.8 million due (net of interest) to one of these vendors as of December 31, 2023. This is approximately 24% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $3.3 million due (net of interest) to one of these vendors as of September 30, 2023. This is approximately 26% of Accounts payable and other noncurrent liabilities. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.          Note Payable and Line of Credit

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. The final payment on this note payable was made in the three months ended December 31, 2023.

There was no interest expense related to the note payable for the three months ended December 31, 2023. Interest expense related to the note for the three months ended December 31, 2022 was $5 thousand.

	December 31, 2023	September 30, 2023
	(Amounts in thousands)
Current	$—	$449
Less: notes discount	—	—
Note payable - current portion	$—	$449

As of December 31, 2023 and September 30, 2023, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of December 31, 2023 and September 30, 2023, Company borrowings, all from the TS segment, under the inventory line of credit were $0.8 million and $1.5 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2023 and September 30, 2023, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of December 31, 2023 and September 30, 2023 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three months ended December 31,
	2023			2022
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$112	$3	$115	$106	$4	$110
Expected return on plan assets	(150)	—	(150)	(142)	—	(142)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(1)	(1)	—	(1)	(1)
Net periodic (benefit) cost	$(36)	$2	$(34)	$(34)	$3	$(31)

Post Retirement:
Service cost	$—	$6	$6	$—	$6	$6
Interest cost	—	16	16	—	15	15
Amortization of net gain	—	(43)	(43)	—	(49)	(49)
Net periodic benefit	$—	$(21)	$(21)	$—	$(28)	$(28)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2023				September 30, 2023
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$302	$302	$—	$—	$428	$428	$—	$—
Fixed income	9,564	8,063	1,501	—	8,703	7,251	1,452	—
Equity	957	275	682	—	903	266	637	—
Total plan assets	$10,823	$8,640	$2,183	$—	$10,034	$7,945	$2,089	$—

11.            Income Taxes

An income tax expense of $13 thousand was recorded for the three months ended December 31, 2023 compared to an income tax expense of $133 thousand in the same period of 2022. The estimated annualized effective income tax rate for the three months ended December 31, 2023 was 23%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance. The difference between our effective income tax rate and the U.S. federal statutory rate is the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the three months ended December 31, 2023 was also 23%, excluding the UK as previously mentioned, as there were no discrete tax items recorded during the period. The income tax expense for the three months ended December 31, 2022 was primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, offset by the use of federal NOL and R&D credits. For the three months ended December 31, 2022, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the period ending December 31, 2023.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2023	2023

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,522)	$(4,829)
Cumulative unrealized loss on pension liability	(1,265)	(1,265)
Accumulated other comprehensive loss, net	$(5,787)	$(6,094)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10 Pension and retirement plans for pension plan assets) or non-recurring basis as of December 31, 2023 or September 30, 2023.

To estimate the fair value of the financial instruments below, quoted market prices are used when available and classified within Level 1. If this data is not available, we use observable market-based inputs to estimate fair value, which are classified within Level 2. If the preceding information is unavailable, we use internally generated data to estimate fair value which is classified within Level 3.

	As of December 31, 2023		As of September 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$25,611	$25,611	$25,217	$25,217	1	Condensed Consolidated Balance Sheets
Accounts receivable	11,722	11,722	12,955	12,955	2	Condensed Consolidated Balance Sheets
Financing receivables	9,950	9,950	11,395	11,395	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	3,304	3,304	3,429	3,429	3	Note 8
Line of Credit	760	760	1,515	1,515	2	Note 9
Note payable	—	—	449	449	3	Note 9

Cash and cash equivalents

Carrying amount approximated fair value.

Financing receivables with original maturity over one year

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

Note Payable

Fair value was estimated by discounting future cash flows based on the current rate the Company could get in another transaction with similar terms based on historical information.

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of December 31, 2023 and September 30, 2023.

14.          Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2023 and 2022.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$472	$312	$10,623	$10,935	$11,407
Service	240	69	3,659	3,728	3,968
Total sales	$712	$381	$14,282	$14,663	$15,375
Operating (loss) income	$(1,345)	$3	$999	$1,002	$(343)
Interest expense	$(4)	$—	$(45)	$(45)	$(49)
Interest income	$6	$54	$436	$490	$496
Total assets	$9,417	$7,595	$50,415	$58,010	$67,427
Capital expenditures	$(106)	$—	$(14)	$(14)	$(120)
Depreciation and amortization	$(28)	$—	$(51)	$(51)	$(79)

2022
Sales:
Product	$2,162	$191	$11,868	$12,059	$14,221
Service	327	87	3,709	3,796	4,123
Total sales	$2,489	$278	$15,577	$15,855	$18,344
Operating (loss) income	$(98)	$14	$1,448	$1,462	$1,364
Interest expense	$(3)	$—	$(61)	$(61)	$(64)
Interest income	$1	$35	$225	$260	$261
Total assets	$9,973	$6,713	$52,288	$59,001	$68,974
Capital expenditures	$(16)	$—	$(28)	$(28)	$(44)
Depreciation and amortization	$(29)	$—	$(61)	$(61)	$(90)

Operating income (loss) from operations consists of sales less cost of sales, engineering and development expenses, and Selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 5, Financing receivables, net for details), interest income from cash and cash equivalents, and interest expense. All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2023 and 2022.

	Three months ended December 31,
	2023		2022
	(in millions)		(in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer A	$0.9	6%	$1.8	10%
Customer B	$1.3	8%	$2.1	12%
Customer C	$—	-%	$1.8	10%
Customer D	$2.6	17%	$0.6	3%

One customer as of December 31, 2023 had a balance of $1.2 million, or 10%, of accounts receivable. There was no customer with 10% or more of accounts receivable as of September 30, 2023.

Customer D had a balance of $1.3 million, or 13%, of financing receivables and $1.5 million, or 13%, as of December 31, 2023 and September 30, 2023, respectively. Another customer had a balance of $6.1 million, or 61%, of financing receivables and $7.4 million, or 65%, as of December 31, 2023 and September 30, 2023, respectively. Another customer had a balance of $2.5 million, or 25%, of financing receivables and $2.5 million, or 13%, as of December 31, 2023 and September 30, 2023, respectively. There was no other customer with 10% or more of financing receivables as of December 31, 2023 or September 30, 2023.

15.          Dividend

On December 12, 2023, the Company’s board of directors declared a dividend of $0.04 per share payable January 9, 2024, to shareholders of record on the close of business on December 22, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the U.S. federal government, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, the impact of the Ukrainian-Russian military and Israeli-Hamas conflict on global trade and financial markets, and the impact of pandemics on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the three months ended December 31, 2023 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 except for the estimation for credit losses. See Note 1 Basis of presentation in Item 1 to this Quarterly Report on Form 10-Q for details of the new policy.

Recent trends affecting our financial performance

As of December 31, 2023, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict has not had a direct significant impact on revenue as we do not have any recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations.

Overview of the three months ended December 31, 2023

Our sales decreased by approximately $2.9 million, or 16%, to $15.4 million for the three months ended December 31, 2023 as compared to $18.3 million for the three months ended December 31, 2022. The decrease in sales is the result of a decrease of $1.2 million in our TS segment combined with approximately a $1.7 million decrease in our HPP segment. Our gross margin percentage as a percentage of sales decreased to 27% for the three months ended December 31, 2023 as compared to 32% for the three months ended December 31, 2022. For the three months ended December 31, 2023 there was an operating loss of $(0.3) million compared to operating income of $1.4 million for the three months ended December 31, 2022. Other income (expense), net increased $0.6 million for the three months ended to December 31, 2023 as compared to the three months ended December 31, 2022. An income tax expense of $13 thousand was recorded for the three months ended December 31, 2023 compared to an income tax expense of $133 thousand in the same period of fiscal year 2023.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2023 and 2022:

		%		%
	December 31, 2023	of sales	December 31, 2022	of sales

	(Dollar amounts in thousands)
Sales	$15,375	100%	$18,344	100%
Costs and expenses:
Cost of sales	11,280	73%	12,527	68%
Engineering and development	700	5%	836	5%
Selling, general and administrative	3,738	24%	3,617	20%
Total costs and expenses	15,718	102%	16,980	93%
Operating income	(343)	(2)%	1,364	7%
Other income (expense), net	283	2%	(270)	(1)%
Income before income taxes	(60)	—%	1,094	6%
Income tax expense	13	—%	133	1%
Net (loss) income	$(73)	—%	$961	5%

Sales

Our sales decreased by approximately $2.9 million to $15.4 million for the three months ended December 31, 2023 as compared to $18.3 million for the same prior year period.

TS segment sales change was as follows for the three months ended December 31, 2023 and 2022:

	December 31,		Decrease
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$10,935	$12,059	$(1,124)	(9)%
Services	3,728	3,796	(68)	(2)%
Total	$14,663	$15,855	$(1,192)	(8)%

The decrease in TS segment product sales of $1.1 million during the period is primarily attributable to the U.S. division due to decreased sales to several major customers. Service sales for the three months ended December 31, 2023 decreased $0.1 million from the prior year period, which is attributable to the U.S. division. The decrease in service sales included decreased third party maintenance sales of $0.3 million, partially offset by increased managed services sales of $0.2 million.

HPP segment sales change was as follows for the three months ended December 31, 2023 and 2022:

	December 31,		Decrease
	2023	2022	$	%

	(Dollar amounts in thousands)
Products	$472	$2,162	$(1,690)	(78)%
Services	240	327	(87)	(27)%
Total	$712	$2,489	$(1,777)	(71)%

The HPP product sales decreased by $1.7 million for the three months ended December 31, 2023 as compared to the same prior year period primarily as a result of one large Myricom product order in the first quarter of fiscal year 2023 which did not reoccur in fiscal year 2024. The HPP services sales decreased $0.1 million for the three months ended December 31, 2023 compared to the prior year period as a result of decreased royalties on high-speed processing boards related to the E2D program.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2023 and 2022:

	December 31,				Increase (decrease)
	2023	%	2022	%	$	%

	(Dollar amounts in thousands)
Americas	$14,552	95%	$17,940	97%	$(3,388)	(19)%
Europe	451	3%	288	2%	163	57%
Asia	372	2%	116	1%	256	221%
Totals	$15,375	100%	$18,344	100%	$(2,969)	(16)%

The $3.4 million decrease in sales to the Americas was primarily the result of a decrease in the TS segment’s U.S. division of $1.7 million, a decrease in the TS segment’s U.K. division of $0.1 million, and a decrease in the HPP segment of $1.6 million. The $0.2 million increase in sales to Europe was primarily the result of increased sales by our TS segment’s U.K. division of $0.2 million and U.S. division of $0.1 million, partially offset with a $0.1 million decrease in the HPP segment. The sales to Asia increased $0.3 million due to an increase of sales in the TS segment’s U.S. division of $0.4 million, partially offset with a decrease in the U.K. division of $0.1 million.

Gross Margins

Our gross margin ("GM") decreased $1.7 million for the three months ended December 31, 2023 as compared to the same prior year period. The GM as a percentage of sales decreased to 27% for the three months ended December 31, 2023 as compared to the prior year period of 32%.

	December 31,
	2023		2022		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,757	26%	$4,164	26%	$(407)	—%
HPP	338	47%	1,653	66%	(1,315)	(19)%
Total	$4,095	27%	$5,817	32%	$(1,722)	(5)%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023		2022		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,897	17%	$2,029	17%	$(132)	—%
Services	1,860	50%	2,135	56%	(275)	(6)%
Total	$3,757	26%	$4,164	26%	$(407)	—%

The overall TS segment GM as a percentage of sales remained flat at 26% for the three month period ended December 31, 2023 compared to the prior year period. Product GM as a percentage of product sales remained flat at 17% for the three months ended December 31, 2023 compared to 17% for the prior year period. There were not any significant changes in GM for any individual products sold. Service GM as a percentage of service sales decreased to 50% for the three months ended December 31, 2023 compared to the prior year period of 56% due to decreased third party maintenance sales in which the sale is recorded “net” meaning gross profit is recorded in the services sales financial statement line item. This “net” recording increases GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023		2022		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$282	60%	$1,421	66%	$(1,139)	(6)%
Services	56	23%	232	71%	(176)	(48)%
Total	$338	47%	$1,653	66%	$(1,315)	(19)%

The overall HPP segment GM as a percentage of sales decreased to 47% for the three months ended December 31, 2023 from 66% for the three months ended December 31, 2022. The 6% decrease in product GM as a percentage of product revenue for the three months ended December 31, 2023 compared to the same prior year period is primarily due to one major order, which had relatively high GM as a percentage of sales, which did not reoccur in the current year period. The 48% decrease in service GM as a percentage of services revenue from the prior year was due to decreased royalty sales, which are nearly all GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $0.1 million for the three months ended December 31, 2023 to $0.7 million when compared to the prior year period due to decreased consulting and labor expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our Selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,				$	%
		% of		% of	Increase	Increase
	2023	Total	2022	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,755	74%	$2,703	75%	$52	2%
HPP segment	983	26%	914	25%	69	8%
Total	$3,738	100%	$3,617	100%	$121	3%

SG&A expenses of $3.7 million for the three months ended December 31, 2023 increased $0.1 million as compared to the prior year period. The TS segment G&A expenses increased by approximately $0.1 million due to increased salaries and stock compensation expense when compared to the prior year period. The HPP segment SG&A expenses increased approximately $0.1 million for the three months ended December 31, 2023 as compared to the prior year period due to increased consulting expenses.

Other Income/Expenses

The following table details Total other income (expense), net for the three months ended December 31, 2023 and 2022:

	Three months ended
			Increase
	December 31, 2023	December 31, 2022	(Decrease)

	(Amounts in thousands)
Foreign exchange loss	$(174)	$(501)	$327
Interest expense	(49)	(64)	15
Interest income	496	261	235
Other income, net	10	34	(24)
Total other income (expense), net	$283	$(270)	$553

The approximately $0.6 million increase in total other income (expense), net for the three months ended December 31, 2023 as compared to the same prior year period is primarily due to a net decrease in foreign exchange loss of $0.3 million combined with an increase in interest income of $0.2 million.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain (loss) on the income statement and the foreign exchange gain is primarily from the U.S. Dollar bank account. The US dollar weakened relative to the British Pound for the three months ended December 31, 2023 causing a foreign exchange loss, but to a much lesser extent than the same prior year period.

The interest income increase of $235 thousand for the three months ended December 31, 2023 as compared to the prior year period is primarily due to higher interest income from our cash and cash equivalents from increased interest rates.

The interest expense decrease of $15 thousand for the three months ended December 31, 2023 as compared to the prior year period is related to the TS U.S. division entering into multi-year contracts in prior years, which incur less interest expense as time elapses due to principal payments being made. Payments on these agreements contain both principal and interest expense. See Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Quarterly Report on Form 10-Q for details. Additionally, the last payment on the only note payable outstanding as of September 30, 2023 was made the first day of the quarter and no interest expense was incurred during the first three months of December 31, 2023.

Income Taxes

An income tax expense of $13 thousand was recorded for the three months ended December 31, 2023 compared to an income tax expense of $133 thousand in the same period of 2022. The estimated annualized effective income tax rate for the three months ended December 31, 2023 was 23%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance. The difference between our effective income tax rate and the U.S. federal statutory rate is the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the three months ended December 31, 2023 was also 23%, excluding the UK as previously mentioned, as there were no discrete tax items recorded during the period. The income tax expense for the three months ended December 31, 2022 was primarily driven by minimum state tax expenses and the required capitalization of R&D expenses under IRC Section 174, offset by the use of federal NOL and R&D credits. For the three months ended December 31, 2022, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the period ending December 31, 2023.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents increased by $0.4 million to $25.6 million as of December 31, 2023 from $25.2 million as of September 30, 2023.

The following is a summary of our cash flows for the three months ended December 31, 2023 and 2022:

	For the Three months ended December 31,

(Dollar amounts in thousands)	2023	2022

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$1,673	$(4,227)
Investing activities	(126)	(95)
Financing activities	(1,182)	(125)
Effect of exchange rate changes on cash	29	50
Increase (decrease) in cash and cash equivalents	$394	$(4,397)

Operating Activities

Cash provided by operating activities was $1.7 million for the three months ended December 31, 2023 compared to $4.2 million used in operating activities in the prior year. The increase from the prior year is primarily related to increased accounts payable and accrued expenses of $10.4 million, partially offset with increased purchases of inventory of $4.7 million. Inventory fluctuations are dependent on when orders are received and shipped. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $126 thousand for the three months ended December 31, 2023 compared to $95 thousand used in investing activities for the prior year. The increase in cash used from the prior year is primarily related to an increase in purchases of property, equipment, and improvements.

Financing Activities

Cash used in financing activities was $1.2 million for the three months ended December 31, 2023 compared to $0.1 million for the prior year. The primary difference was the timing in the net borrowing on the line-of-credit, which for the three months ended December 31, 2023 we had a net payment of $0.8 million compared to a net borrowing of $0.1 million in the prior year.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.9 million as of December 31, 2023, which consisted of 0.2 million Euros, 0.3 million British Pounds, and 4.3 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K.

As of December 31, 2023 and September 30, 2023, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $14.2 million and $13.5 million were available as of December 31, 2023 and September 30, 2023, respectively. As of December 31, 2023 and September 30, 2023 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Note Payable and Line of Credit.

We have multi-year agreements in which we sell certain customers goods and services with financing. This is on the Consolidated Balance Sheets as Financing receivables, net of allowances and Financing receivables due after one year, net of allowances. In the remainer of fiscal year 2024 we are scheduled to receive $5.7 million related to the financing receivables.

We also have multi-year agreements with vendors related to some of the financing agreements we have for customers, which are on the Consolidated Balance Sheets in Accounts payable and accrued expenses and Other noncurrent liabilities payables (long-term portion in other noncurrent liabilities). In the remainder of fiscal year 2024 we are scheduled to pay $1.5 million related to the payables.

Our last payment on the only note payable outstanding as of September 30, 2023 was made in the first fiscal quarter and we no longer have any note payable outstanding as of December 31, 2023.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there was one material change in internal control related to the new CECL standard, as described in note 1 of our condensed consolited financial statements contained in this Quarterly Report on Form 10-Q. Our control for credit losses was changed to incorporate a broader range of reasonable and supportable information to estimate credit losses based on expected losses rather than incurred losses. Except for this change, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.         Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 5.         Other

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023, (b) our Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2023 and 2022, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2023 and 2022, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2023 and 2022, (e) our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 14, 2024	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 14, 2024	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer