Form 10-Q
period 2024-03-31
CSP INC /MA/
filed 2024-05-09
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2024

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

As of May 8, 2024, the registrant had 9,753,900 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,119	$25,217
Accounts receivable, net of allowances of $73 and $100	12,780	12,955
Financing receivables, net of allowances of $22 and $0	7,625	7,171
Inventories	1,478	2,542
Other current assets	1,860	2,479
Total current assets	50,862	50,364

Property, equipment and improvements, net	509	525
Operating lease right-of-use assets	722	966
Intangibles, net	48	46
Financing receivables due after one year, net of allowances of $48 and $0	2,178	4,224
Deferred income taxes, net	2,249	2,346
Cash surrender value of life insurance	5,477	5,356
Pension benefits assets	2,025	1,958
Other assets	130	119
Total assets	$64,200	$65,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,667	$10,785
Line of credit	1,045	1,515
Note payable	—	449
Deferred revenue	1,668	1,898
Pension and retirement plans	81	98
Income taxes payable	74	914
Total current liabilities	12,535	15,659
Pension and retirement plans	1,203	1,251
Operating lease liabilities - noncurrent portion	235	482
Income taxes payable	359	513
Other noncurrent liabilities	1,621	1,851
Total liabilities	15,953	19,756

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 9,754 shares; issued and outstanding 9,754 (1) and 9,456 (1) shares, respectively	98	94
Additional paid-in capital(1)	21,625	20,837
Retained earnings	32,378	31,311
Accumulated other comprehensive loss	(5,854)	(6,094)
Total shareholders’ equity	48,247	46,148
Total liabilities and shareholders’ equity	$64,200	$65,904

(1) Retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Sales:
Product	$8,458	$8,988	$19,865	$23,209
Services	5,248	4,281	9,216	8,404
Total sales	13,706	13,269	29,081	31,613

Cost of sales:
Product	5,416	6,580	14,644	17,351
Services	1,812	1,699	3,864	3,455
Total cost of sales	7,228	8,279	18,508	20,806

Gross profit	6,478	4,990	10,573	10,807

Operating expenses:
Engineering and development	726	858	1,426	1,694
Selling, general and administrative	4,518	3,895	8,256	7,512
Total operating expenses	5,244	4,753	9,682	9,206

Operating income	1,234	237	891	1,601

Other income (expense):
Foreign exchange gain (loss)	32	(115)	(142)	(616)
Interest expense	(46)	(62)	(95)	(126)
Interest income	478	325	974	586
Other income, net	25	7	35	41
Total other income (expense), net	489	155	772	(115)
Income before income taxes	1,723	392	1,663	1,486
Income tax expense	135	71	148	204
Net income	$1,588	$321	$1,515	$1,282
Net income attributable to common shareholders	$1,482	$302	$1,417	$1,205

Net income per common share - basic(1)	$0.16	$0.03	$0.16	$0.14
Weighted average common shares outstanding – basic(1)	9,070	8,782	8,967	8,683

Net income per common share - diluted(1)	$0.16	$0.03	$0.15	$0.14
Weighted average common shares outstanding – diluted(1)	9,455	8,924	9,366	8,789

(1) Retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Net income	$1,588	$321	$1,515	$1,282
Foreign currency translation (loss) gain adjustments, net	(67)	178	240	842
Total comprehensive income	$1,521	$499	$1,755	$2,124

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2024:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of December 31, 2023	9,456	$94	$21,133	$31,034	$(5,787)	$46,474
Net income	—	—	—	1,588	—	1,588
Other comprehensive loss	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	409	—	—	409
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Cash dividends paid on common stock ($0.025 per share)(1)	—	—	—	(244)	—	(244)
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended March 31, 2023:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of December 31, 2022	9,110	$91	$19,690	$27,593	$(6,664)	$40,710
Net income	—	—	—	321	—	321
Other comprehensive income	—	—	—	—	178	178
Stock-based compensation	—	—	280	—	—	280
Restricted stock issuance	284	3	—	—	—	3
Issuance of shares under employee stock purchase plan	28	—	97	—	—	97
Cash dividends paid on common stock ($0.015 per share)(1)	—	—	—	(141)	—	(141)
Balance as of March 31, 2023	9,422	$94	$20,067	$27,773	$(6,486)	$41,448

(1) Retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2024 and 2023

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2024:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net income	—	—	—	1,515	—	1,515
Other comprehensive income	—	—	—	—	240	240
Stock-based compensation	—	—	705	—	—	705
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Cash dividends paid on common stock ($0.045 per share)(1)	—	—	—	(433)	—	(433)
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2023:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2022	9,108	$91	$19,431	$26,769	$(7,328)	$38,963
Net income	—	—	—	1,282	—	1,282
Other comprehensive income	—	—	—	—	842	842
Stock-based compensation	—	—	539	—	—	539
Restricted stock issuance	286	3	—	—	—	3
Issuance of shares under employee stock purchase plan	28	—	97	—	—	97
Cash dividends paid on common stock ($0.030 per share)(1)	—	—	—	(278)	—	(278)
Balance as of March 31, 2023	9,422	$94	$20,067	$27,773	$(6,486)	$41,448

(1) Retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2024	2023
Operating activities
Net income	$1,515	$1,282

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	150	171
Amortization of intangibles	4	6
Foreign exchange loss	142	616
Provision for credit losses	28	15
Provision for obsolete inventory	106	70
Amortization of lease right-of-use assets	244	299
Stock-based compensation expense on restricted stock awards	705	539
Deferred income taxes	98	—
Increase in cash surrender value of life insurance	(68)	(49)

Changes in operating assets and liabilities:
Decrease in accounts receivable	204	664
Decrease in financing receivable	1,529	893
Decrease (increase) in inventories	965	(2,037)
Decrease in refundable income taxes	—	228
Increase in operating lease right-of-use assets	—	(1)
Decrease in other assets	611	2,308
Decrease in accounts payable and accrued expenses	(1,197)	(8,479)
Increase in interest payable	57	59
Decrease in operating lease liabilities	(248)	(304)
Decrease in deferred revenue	(230)	(356)
Decrease in pension and retirement plans liabilities	(67)	(309)
Decrease in income taxes payable	(994)	—
Decrease in other long-term liabilities	(230)	(140)
Net cash provided by (used in) operating activities	3,324	(4,525)

Investing activities
Life insurance premiums paid	(53)	(64)
Purchase of held-to-maturity investments	—	(3,533)
Additions of intangible assets	(6)	(51)
Purchases of property, equipment and improvements	(134)	(181)
Net cash used in investing activities	(193)	(3,829)

Financing activities
Dividends paid	(433)	(278)
Net borrowing under line-of-credit agreement	(469)	(1,786)
Repayments on note payable	(427)	(406)
Principal payments on finance leases	—	(2)
Proceeds from issuance of shares under equity compensation plans	83	97
Net cash used in financing activities	(1,246)	(2,375)
Effects of exchange rate on cash, net	17	59
Net increase (decrease) in cash and cash equivalents	1,902	(10,670)
Cash and cash equivalents beginning of period	25,217	23,982
Cash and cash equivalents end of period	$27,119	$13,312

Supplementary cash flow information:
Cash paid for income taxes	$1,085	$35
Cash paid for interest	$22	$73

Supplementary non-cash financing activities:
Customer financing for inventory sold (see Note 5 Financing receivables for details)	$1,742	$2,852

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

Presentation - sales whose payment terms exceed one year

Effective in fiscal year 2024 sales whose payment terms exceed one year is now presented as “Financing receivables, net of allowances” on the Consolidated Balance Sheets rather than being combined with Accounts receivable, net of allowances. The financial statement line item Long-term receivable is now labeled as “Financing receivables due after one year, net of allowances.” These changes are reflected retrospectively as of September 30, 2023. This change was made to provide more detail on the balance sheet related to these receivables and align with our notes to the unaudited condensed consolidated financial statements.

Presentation – two-for-one stock split

On February 21, 2024, the Board of Directors of CSP Inc. approved an amendment to the Company’s Articles of Organization to increase the total number of its authorized shares of Common Stock, par value $0.01, from 7,500,000 shares to 9,753,900 shares (the “Amendment”). No shareholder approval was required under the Massachusetts Business Corporation Act with respect to the Amendment. The Amendment became effective upon filing with the Secretary of the Commonwealth of Massachusetts on February 21, 2024.

On February 21, 2024, the Company announced its Board of Directors approved and declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock dividend was paid on March 20, 2024 to shareholders of record as of the close of business on March 6, 2024. In accordance with ASC 505 Equity, we have determined this had a material effect on reducing share market value and therefore was treated this event as a stock split for accounting purposes.

All common shares and per share amounts contained in these condensed interim financial statements and notes have been retrospectively restated to reflect this two-for-one stock split in the form a 100% dividend in accordance with ASC 260 Earnings Per Share, specifically ASC 260-10-55-12.

Use of estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are related to the allowance for credit losses for accounts receivable and financing receivables, reserves for inventory obsolescence, the impairment assessment of intangible assets, right-of-use assets and lease liabilities, and the calculation of standalone selling price for revenue recognition, the calculation of liabilities related to deferred compensation and retirement plans and the calculation of income tax liabilities. Actual results may differ from those estimates under different assumptions or conditions.

Significant Accounting Policies

Except for the change in certain accounting policies upon adoption of the accounting standard described below, there have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1 Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), an amendment of the FASB Accounting Standards Codification. Additional updates were issued in 2018-2020. The amended guidance replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model,” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted ASU 2016-13 (the “new CECL standard”) as of October 1, 2023 using the modified retrospective method, with a cumulative-effect adjustment to the opening balance of Shareholders’ equity as of October 1, 2023. The adoption primarily impacted the estimation of our Allowance for credit losses for Accounts receivable and Financing receivables. Additionally, it affected allowance for credit losses of contract assets with effects being immaterial. The total impact recorded on our initial adoption of ASU 2016-13 as of October 1, 2023 included an increase of Accounts receivable, net of $67k and a decrease of Financing receivables, net in the amount of $82k with the total adjustment decreasing retained earnings of $15k. For the accounting policies adopted and details of impacts from adoption refer to Note 4 - Accounts receivable, net and Note 5 - Financing receivables, net.

Recently Accounting Pronouncements Not Yet Adopted

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products’ functionality, and post contract maintenance and support. Post contract maintenance and support is considered immaterial in the context of the contract and therefore is not a separate performance obligation. Multicomputer revenue is derived from the sale of hardware, software, extended warranties, royalties, and repair services. ARIA Zero Trust Gateway (“AZT”) revenue contains two performance obligations: a software license and post contract support. The transaction price is generally fixed consideration and allocated based on relative stand-alone selling price. Software license revenue is recognized at a point in time, generally when the license is made available to the customer. Post contract support revenue is recognized ratably over the contractual period of generally one year.

See disaggregated revenues below by products/services and divisions/segments.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,043	$61	$6,354	$6,415	$8,458
Service	459	60	4,729	4,789	5,248
Total sales	$2,502	$121	$11,083	$11,204	$13,706

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$972	$175	$7,840	$8,015	$8,987
Service	504	92	3,685	3,777	4,281
Finance *	—	—	1	1	1
Total sales	$1,476	$267	$11,526	$11,793	$13,269

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,515	$373	$16,976	$17,349	$19,864
Service	699	129	8,388	8,517	9,216
Finance *	—	—	1	1	1
Total sales	$3,214	$502	$25,365	$25,867	$29,081

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$3,134	$366	$19,707	$20,073	$23,207
Service	831	179	7,394	7,573	8,404
Finance *	—	—	2	2	2
Total sales	$3,965	$545	$27,103	$27,648	$31,613

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.6 million and $0.9 million as of March 31, 2024 and September 30, 2023, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets.  There were no noncurrent contract assets as of March 31, 2024 and September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.7 million and $1.9 million as of March 31, 2024 and September 30, 2023, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of March 31, 2024 and September 30, 2023, respectively. Revenue recognized for the three and six months ended March 31, 2024 that was included in contract liabilities as of September 30, 2023 was $0.2 million and $1.1 million, respectively.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023. The portion of current capitalized costs were $253 thousand and $172 thousand as of March 31, 2024 and September 30, 2023, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended March 31, 2024 and 2023 were $121 thousand and $98 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2024 and 2023 were $229 thousand and $199 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the six months ended March 31, 2024 and 2023.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. The were no current capitalized costs as of March 31, 2024 or September 30, 2023.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 5 Financing receivables, net to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2024	$313
2025	429
2026	101
2027	4
$847

3.            Earnings Per Share of Common Stock

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the dilutive effect of restricted stock, if any, calculated using the treasury stock method. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation cost.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

	(Amounts in thousands except per share data)
Net income	$1,588	$321	$1,515	$1,282
Less: net income attributable to nonvested common stock	(106)	(19)	(98)	(77)
Net income attributable to common shareholders	$1,482	$302	$1,417	$1,205

Weighted average total shares outstanding – basic(1)	9,719	9,376	9,586	9,241
Less: weighted average non–vested shares outstanding(1)	(649)	(594)	(619)	(558)
Weighted average number of common shares outstanding – basic(1)	9,070	8,782	8,967	8,683
Add: potential common shares from non–vested stock awards(1)	385	142	399	106
Weighted average common shares outstanding – diluted(1)	9,455	8,924	$9,366	8,789

Net income per common share - basic(1)	$0.16	$0.03	$0.16	$0.14
Net income per common share - diluted(1)	$0.16	$0.03	$0.15	$0.14

(1) Retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend (see Note 1)

Anti-dilutive securities include restricted stock, which are excluded from the diluted income per share computation. There were no anti-dilutive securities for the three and six months ended March 31, 2024. Non-vested restricted stock awards of 52 thousand and 202 thousand shares were excluded from the diluted net income per share calculation for the three and six months ended March 31, 2023, respectively.

4.            Accounts receivable, net

Upon adoption of the new CECL standard as described in Note 1 Basis of Presentation and New Significant Accounting Policy, the Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, management’s assessment of current conditions and reasonable and supportable expectation of future conditions as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible including reviewing the current receivables aging. This results in a general reserve and a specific reserve. The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Amounts disclosed below for the three and six months ended March 31, 2024 reflect adoption of the new CECL standard and the amounts disclosed for the three and six months ended March 31, 2023 reflect superseded guidance.

The following table presents the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	March 31, 2024	March 31, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$61	$115
Adjustment for adoption of new CECL standard	-	-
Charge-offs	-	-
Recoveries	-	-
Provision for credit losses	12	(9)
Balances at end of the period	$73	$106

	Six months ended
	March 31, 2024	March 31, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$100	$88
Adjustment for adoption of new CECL standard	(67)	-
Charge-offs	-	-
Provision for credit losses	40	18
Balances at end of the period	$73	$106

5.            Financing receivables, net

In the TS US division financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 7 Leases for financing through leases. Determining whether to offer financing involves looking at the customer’s payment history, economic conditions, and capacity to pay.

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

Financing receivables, net carry an average weighted interest rate of 7.1%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2024 and 2023 was $158 thousand and $189 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2024 and 2023 was $351 thousand and $371 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

Amounts disclosed below as of March 31, 2024 reflect adoption of the new CECL standard and the amounts disclosed as of September 30, 2023 reflect superseded guidance.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of March 31, 2024			As of September 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$7,235	$3,247	$10,482	$8,893	$3,361	$12,254
Unearned interest income	(210)	(399)	(609)	(325)	(534)	(859)
Allowance for credit losses	(16)	(54)	(70)	-	-	-
Financing receivables, net	$7,009	$2,794	$9,803	$8,568	$2,827	$11,395
Short-term	$6,701	$924	$7,625	$6,281	$890	$7,171
Long-term	$308	$1,870	$2,178	$2,287	$1,937	$4,224

Amounts disclosed below for the three and six months ended March 31, 2024 reflect adoption of the new CECL standard and the amounts disclosed for the three and six months ended March 31, 2023 reflect superseded guidance.

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	March 31, 2024			March 31, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$16	$61	$77	$-	$-	$-
Charge-offs	-	-	-	-	-	-
Recoveries
Provision charged to Consolidated Statements of Operations	-	(7)	(7)	-	-	-
Balances at end of the period	$16	$54	$70	$-	$-	$-

	Six months ended
	March 31, 2024			March 31, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$-	$-	$-	$-	$-	$-
Adjustment for adoption of new CECL standard	27	55	82	-	-	-
Charge-offs	-	-	-	-	-	-
Provision charged to Consolidated Statements of Operations	(11)	(1)	(12)	-	-	-
Balances at end of the period	$16	$54	$70	$-	$-	$-

Upon adoption of the new CECL standard as described in Note 1 Basis of Presentation and New Significant Accounting Policy, the Company recognizes an allowance for credit losses for financing receivables in an amount equal to the probable losses net of recoveries. A probability method for calculating credit losses is used based on historical data of defaults of Fitch ratings and length of time. Various factors are also assessed in the allowance for credit losses including internal historical data as well as macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios. Macroeconomic conditions include the level of gross domestic product (“GDP”) growth and unemployment rates, which directly correlate with our historical credit losses. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of March 31, 2024 or September 30, 2023.

The following table presents Financing receivables, gross, including accrued interest, by credit quality indicator segregated by risk rating and year of origination as of March 31, 2024:

	March 31, 2024
	Fiscal year of origination
Risk Rating	2024	2023	2022	2021	Total

Moderate	$—	$2,969	$278	$—	$3,247
Low	655	753	4,267	1,560	7,235
Total	$655	$3,722	$4,545	$1,560	$10,482

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2024	$5,288
2025	3,497
2026	1,069
2027	628
Total payments	$10,482
Less: unearned interest income	(609)
Less: allowance for credit losses	(70)
Total, net of unearned interest income and allowance for credit losses	$9,803

6.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2024	2023

	(Amounts in thousands)
Raw materials	$196	$247
Work-in-process	52	36
Finished goods	1,230	2,259
Total	$1,478	$2,542

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

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2024 and 2023 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2024	March 31, 2023
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	132	162
Short-term lease cost	Selling, general, and administrative	8	11
Total lease costs		$140	$174
Less sublease interest income	Revenue	(1)	(1)
Total lease costs, net of sublease interest income		$139	$173

The components of lease costs for the six months ended March 31, 2024 and 2023 are as follows:

		Six months ended
	Condensed Consolidated Statements of Operations Location	March 31, 2024	March 31, 2023
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	264	324
Short-term lease cost	Selling, general, and administrative	17	21
Total lease costs		$281	$346
Less sublease interest income	Revenue	(1)	(2)
Total lease costs, net of sublease interest income		$280	$344

Supplemental cash flow information related to leases for the six months ended March 31, 2024 and 2023 is below:

	Six months ended
	March 31, 2024	March 31, 2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$268	$330
Operating cash flows paid for short-term leases	17	21
Operating cash flows paid for finance leases	1	1
Financing cash flows paid for finance leases	—	2
Cash received from subleases	(7)	(10)

8.            Accounts payable and Other noncurrent liabilities

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

Interest expense related to these agreements for the three months ended March 31, 2024 and 2023 was $35 thousand and $53 thousand, respectively. Interest expense related to these agreements for the six months ended March 31, 2024 and 2023 was $88 thousand and $109 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Notes Payable and Line of Credit for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	March 31, 2024	September 30, 2023
	(Amounts in thousands)
Current	$1,789	$1,718
Less: discount	(104)	(140)
Accounts payable and accrued expenses	$1,685	$1,578

Noncurrent	$1,686	$1,967
Less: discount	(65)	(116)
Other noncurrent liabilities	$1,621	$1,851

The Company had a total of approximately $2.9 million due (net of interest) to one of these vendors as of March 31, 2024. This is approximately 25% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $3.3 million due (net of interest) to one of these vendors as of September 30, 2023. This is approximately 26% of Accounts payable and other noncurrent liabilities. It was the same vendor as of March 31, 2024 and September 30, 2023 that only transacts with the US division of the TS segment. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.          Notes Payable and Line of Credit

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

There was no interest expense related to the note payable for the six months ended March 31, 2024. Interest expense related to the notes for the three and six months ended March 31, 2023 was $6 thousand and $11 thousand, respectively.

	March 31, 2024	September 30, 2023
	(Amounts in thousands)
Current	$—	$449
Less: notes discount	—	—
Note payable - current portion	$—	$449

As of March 31, 2024 and September 30, 2023, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the US to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2024 and September 30, 2023, Company borrowings, all from the TS segment, under the inventory line of credit were $1.0 million and $1.5 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2024 and September 30, 2023, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2024 and September 30, 2023 there were no cash withdrawals outstanding.

10.          Pension and Retirement Plans

The Company’s operations have defined benefit and defined contribution plans in the UK and in the US. In the UK, the Company provides defined benefit pension plans and defined contribution plans for some of its employees. In the US, the Company provides benefits through supplemental retirement plans to certain former employees. The US supplemental retirement plans have life insurance policies which are not plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. The Company also provides for officer death benefits through post-retirement plans to certain current officers of the Company in the US All the Company’s defined benefit plans are closed to newly hired employees and have been since September 2009.

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the condensed consolidated balance sheets.

The Company’s pension plan in the UK is the only plan with plan assets. The plan assets consist of an investment in a commingled fund which in turn comprises a diversified mix of assets including corporate equity securities, government securities and corporate debt securities.

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended March 31,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$109	$3	$112	$105	$3	$108
Expected return on plan assets	(146)	—	(146)	(140)	—	(140)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net (gain) loss	—	(2)	(2)	—	(1)	(1)
Net periodic (benefit) cost	$(35)	$1	$(34)	$(33)	$2	$(31)

Post Retirement:
Service cost	$—	$6	$6	$—	$6	$6
Interest cost	—	16	16	—	16	16
Amortization of net gain	—	(43)	(43)	—	(49)	(49)
Net periodic benefit	$—	$(21)	$(21)	$—	$(27)	$(27)

	Six months ended March 31,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$221	$6	$227	$211	$7	$218
Expected return on plan assets	(296)	—	(296)	(282)	—	(282)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net gain	—	(3)	(3)	—	(2)	(2)
Net periodic (benefit) cost	$(71)	$3	$(68)	$(67)	$5	$(62)

Post Retirement:
Service cost	$—	$12	$12	$—	$12	$12
Interest cost	—	32	32	—	31	31
Amortization of net gain	—	(86)	(86)	—	(98)	(98)
Net periodic benefit	$—	$(42)	$(42)	$—	$(55)	$(55)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2024				September 30, 2023
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$137	$137	$—	$—	$428	$428	$—	$—
Fixed income	9,682	8,142	1,540	—	8,703	7,251	1,452	—
Equity	1,061	292	769	—	903	266	637	—
Total plan assets	$10,880	$8,571	$2,309	$—	$10,034	$7,945	$2,089	$—

11.            Income Taxes

An income tax expense of $135 thousand was recorded for the three months ended March 31, 2024 compared to an income tax expense of $71 thousand in the same period of 2023. The estimated annualized effective income tax rate for the three months ended March 31, 2024 was 18%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance. The difference between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the three months ended March 31, 2024 was 8%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The income tax expense for the three months ended March 31, 2023 was primarily driven by minimum state tax expenses and the change in valuation allowance for the period. For the three months ended March 31, 2023, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

An income tax expense of $148 thousand was recorded for the six months ended March 31, 2024 compared to an income tax expense of $204 thousand in the same period of 2023.

The effective tax rate for the six months ended March 31, 2024 was 8%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The income tax expense for the six months ended March 31, 2023 was primarily driven by minimum state tax expenses and the change in valuation allowance for the period. For the six months ended March 31, 2023, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the three and six months ended March 31, 2024.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2024	2023

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,589)	$(4,829)
Cumulative unrealized loss on pension liability	(1,265)	(1,265)
Accumulated other comprehensive loss, net	$(5,854)	$(6,094)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of March 31, 2024 or September 30, 2023.

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

	As of March 31, 2024		As of September 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$27,119	$27,119	$25,217	$25,217	1	Condensed Consolidated Balance Sheets
Accounts receivable, net	12,780	12,780	12,955	12,955	2	Note 4
Financing receivables, net	9,803	9,803	11,395	11,395	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	3,306	3,306	3,429	3,429	3	Note 8
Line of Credit	1,045	1,045	1,515	1,515	2	Note 9
Note payable	—	—	449	449	3	Note 9

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of March 31, 2024 and September 30, 2023.

14.          Segment Information

The following tables present certain operating segment information for the three and six months ended March 31, 2024 and 2023.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,043	$61	$6,354	$6,415	$8,458
Service	459	60	4,729	4,789	5,248
Total sales	$2,502	$121	$11,083	$11,204	$13,706
Operating income (loss)	$266	$(56)	$1,024	$968	$1,234
Interest expense	$(3)	$—	$(43)	$(43)	$(46)
Interest income	$6	$54	$418	$472	$478
Total assets	$11,599	$7,581	$45,020	$52,601	$64,200
Capital expenditures	$(12)	$—	$(2)	$(2)	$(14)
Depreciation and amortization	$(25)	$—	$(50)	$(50)	$(75)

2023
Sales:
Product	$972	$175	$7,841	$8,016	$8,988
Service	504	92	3,685	3,777	4,281
Total sales	$1,476	$267	$11,526	$11,793	$13,269
Operating (loss) income	$(693)	$(10)	$940	$930	$237
Interest expense	$(3)	$—	$(59)	$(59)	$(62)
Interest income	$7	$44	$274	$318	$325
Total assets	$8,695	$6,930	$50,399	$57,329	$66,024
Capital expenditures	$(24)	$—	$(113)	$(113)	$(137)
Depreciation and amortization	$(27)	$—	$(61)	$(61)	$(88)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,515	$373	$16,977	$17,350	$19,865
Service	699	129	8,388	8,517	9,216
Total sales	$3,214	$502	$25,365	$25,867	$29,081
Operating (loss) income	$(1,079)	$(53)	$2,023	$1,970	$891
Interest expense	$(7)	$—	$(88)	$(88)	$(95)
Interest income	$12	$108	$854	$962	$974
Total assets	$11,599	$7,581	$45,020	$52,601	$64,200
Capital expenditures	$(118)	$—	$(16)	$(16)	$(134)
Depreciation and amortization	$(53)	$—	$(101)	$(101)	$(154)

2023
Sales:
Product	$3,134	$366	$19,709	$20,075	$23,209
Service	831	179	7,394	7,573	8,404
Total sales	$3,965	$545	$27,103	$27,648	$31,613
Operating (loss) income	$(791)	$4	$2,388	$2,392	$1,601
Interest expense	$(6)	$—	$(120)	$(120)	$(126)
Interest income	$8	$79	$499	$578	$586
Total assets	$8,695	$6,930	$50,399	$57,329	$66,024
Capital expenditures	$(40)	$—	$(141)	$(141)	$(181)
Depreciation and amortization	$(56)	$—	$(121)	$(121)	$(177)

Operating income (loss) consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income (expense) or by income tax expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 5 Financing receivables, net for details) and interest income from money market accounts in fiscal year 2024 year as interest rates have increased significantly, and interest expense primarily from multi-year agreements with vendors (see Note 8 Accounts payable and other noncurrent liabilities). All intercompany transactions have been eliminated.

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2024 and 2023.

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$2.1	15%	$—	-%	$2.1	7%	$—	-%
Customer B	$0.1	1%	$1.3	10%	$0.6	2%	$1.8	6%

Customer A above as of March 31, 2024 had a balance of $2.4 million, or 19%, of accounts receivable. One customer not listed above as of March 31, 2024 had a balance of $6.4 million, or 50%, of accounts receivable. There was no other customer with 10% or more of accounts receivable as of March 31, 2024. There was no customer with 10% or more of accounts receivable as of September 30, 2023.

A customer not listed above had a balance of $5.7 million, or 58%, of financing receivables, net and $7.4 million, or 65%, as of March 31, 2024 and September 30, 2023, respectively. A customer not listed above had a balance of $2.2 million, or 22%, of financing receivables, net and $2.5 million, or 22%, as of March 31, 2024 and September 30, 2023,

respectively. A customer not listed above had a balance of $1.3 million, or 13%, of financing receivables and $1.5 million, or 13%, as of March 31, 2024 and September 30, 2023, respectively. There was no other customer with 10% or more of financing receivables, net as of March 31, 2024 or September 30, 2023.

15.          Dividend

On December 12, 2023, the Company’s board of directors declared a cash dividend of $0.020 per share outstanding which was paid on January 9, 2024 to shareholders of record as of December 22, 2023, the record date.

On February 14, 2024, the Company’s board of directors declared a cash dividend of $0.025 per share outstanding which was paid on March 8, 2024 to shareholders of record as of February 26, 2024, the record date.

On February 21, 2024, the Company announced its Board of Directors approved and declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock dividend was paid on March 20, 2024 to shareholders of record as of the close of business on March 6, 2024. Cash dividend amounts per share in this note are adjusted retroactively for this stock split.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10 K for the fiscal year ended September 30, 2023. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our high dependence on contracts with the US federal government, our reliance in certain circumstances on single sources for supply of key product components, intense competition in the market segments in which we operate, changes in the US Tax laws, inflationary pressures, and the impact of the Ukraine-Russian military and Israeli-Hamas conflict on global trade and financial markets. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the six months ended March 31, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 except for the estimation for credit losses. See Note 1 Basis of presentation and New Significant Accounting Policy in Item 1 to this Quarterly Report on Form 10-Q for details of the new policy.

Recent trends affecting our financial performance

As of March 31, 2024, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations

Overview of the three months ended March 31, 2024

Our sales increased by approximately $0.4 million, or 3%, to $13.7 million for the three months ended March 31, 2024 compared to $13.3 million for the three months ended March 31, 2023. Our gross margin percentage increased to 47% of sales for the three months ended March 31, 2024 compared to 38% for the three months ended March 31, 2023. For the three months ended March 31, 2024 there was operating income of $1.2 million compared to operating income of $0.2 million for the three months ended March 31, 2023. Other income, net increased approximately $0.3 million to $0.5 million for the three months ended March 31, 2024 compared to $0.2 million for the same prior year period. An income tax expense of $0.1 million was recorded for the three months ended March 31, 2024 compared to an income tax expense of $0.1 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2024 and 2023:

		%		%
	March 31, 2024	of sales	March 31, 2023	of sales

	(Dollar amounts in thousands)
Sales	$13,706	100%	$13,269	100%
Costs and expenses:
Cost of sales	7,228	53%	8,279	62%
Engineering and development	726	5%	858	6%
Selling, general and administrative	4,518	33%	3,895	29%
Total costs and expenses	12,472	91%	13,032	97%
Operating income	1,234	9%	237	2%
Other income, net	489	4%	155	1%
Income before income taxes	1,723	13%	392	3%
Income tax expense	135	1%	71	1%
Net income	$1,588	12%	$321	2%

Sales

Our sales increased by approximately $0.4 million, or 3%, to $13.7 million for the three months ended March 31, 2024 compared to $13.3 million for the same prior year period. The increase in sales is the result of an increase of $1.0 million in our HPP segment, partially offset with a $0.6 million decrease in our TS segment.

TS segment sales change was as follows for the three months ended March 31, 2024 and 2023:

	March 31,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$6,415	$8,016	$(1,601)	(20)%
Services	4,789	3,777	1,012	27%
Total	$11,204	$11,793	$(589)	(5)%

The decrease in TS segment product sales of $1.6 million consists of a $1.5 million decrease in the US division due to decreased sales to several major customers and a decrease of $0.1 million in the UK division from one major customer. Service sales for the three months ended March 31, 2024 increased $1.0 million from the same prior year period, which was attributable to the US division. The increase in service sales included increased third party maintenance sales of $1.2 million and increased managed services sales of $0.2 million, partially offset by decreased internal and third party service sales of $0.4 million.

HPP segment sales change was as follows for the three months ended March 31, 2024 and 2023:

	March 31,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$2,043	$972	$1,071	110%
Services	459	504	(45)	(9)%
Total	$2,502	$1,476	$1,026	70%

The HPP product sales increased $1.1 million for the three months ended March 31, 2024 compared to the same prior year period as a result of increased sales of ARIA Zero Trust Gateway to one major customer of $2.0 million, partially offset by $0.9 million of decreased Myricom sales to several major customers. The HPP service sales remained relatively flat at $0.5 million for the three months ended March 31, 2024 compared to the same prior year period as a result of decreased repair revenue of $0.1 million offset with increased ARIA revenue of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2024 and 2023:

	March 31,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$13,530	99%	$12,658	95%	$872	7%
Europe	154	1%	381	3%	(227)	(60)%
Asia	22	—%	230	2%	(208)	(90)%
Totals	$13,706	100%	$13,269	100%	$437	3%

The $0.9 million increase in sales to the Americas was primarily the result of an increase in the HPP segment of $1.2 million, partially offset by a decrease in the TS segment’s US division of $0.3 million. The $0.2 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s US division of $0.1 million and UK division of $0.1 million. The sales to Asia decreased $0.2 million for the three months ended March 31, 2024 compared to the same prior year period due to a decrease in the HPP division.

Gross Margins

Our gross margin ("GM") increased $1.5 million for the three months ended March 31, 2024 as compared to the same prior year period. The GM as a percentage of sales increased to 47% for the three months ended March 31, 2024 compared to the same prior year period of 38%.

	March 31,
	2024		2023		Increase
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,314	39%	$3,995	34%	$319	5%
HPP	2,164	86%	995	67%	1,169	19%
Total	$6,478	47%	$4,990	38%	$1,488	9%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,210	19%	$1,775	22%	$(565)	(3)%
Services	3,104	65%	2,220	59%	884	6%
Total	$4,314	39%	$3,995	34%	$319	5%

The overall TS segment GM as a percentage of sales increased to 39% for the three month period ended March 31, 2024 compared to 34% for the same prior year period. Product GM as a percentage of revenue decreased 3% due to a few large sales in the current period with lower margins when compared to the same prior year period. The service GM as a percentage of revenue increased 6% from prior year due to increased third party maintenance revenues, which are recorded “net” meaning the revenue, net of the associated cost, is recorded in the Services revenue line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,832	90%	$633	65%	$1,199	25%
Services	332	72%	362	72%	(30)	—%
Total	$2,164	86%	$995	67%	$1,169	19%

The overall HPP segment GM as a percentage of sales increased to 86% for the three months ended March 31, 2024 from 67% for the three months ended March 31, 2023. The 25% increase in product GM as a percentage of product revenue for the three months ended March 31, 2024 compared to the same prior year period is due to one large ARIA Zero Trust Gateway order in the current period, which is nearly all GM and did not occur in the prior year. The service GM as a percentage of services revenue from the same prior year period remained flat at 72% without any significant changes in services mix.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased $0.2 million for the three months ended March 31, 2024 to $0.7 million compared to the same prior year period due to decreased consulting and labor expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
		% of		% of	$	%
	2024	Total	2023	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,345	74%	$3,064	79%	$281	9%
HPP segment	1,173	26%	831	21%	342	41%
Total	$4,518	100%	$3,895	100%	$623	16%

SG&A expenses increased $0.6 million compared to the same prior year period to $4.5 million for the three months ended March 31, 2024. The $0.3 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of $0.2 million increased variable compensation and $0.1 million increased salaries and benefits. The HPP segment SG&A expenses increased $0.3 million for the three months ended March 31, 2024 as compared to the prior year period due to increased consulting expenses of $0.2 million and increased commissions of $0.1 million.

Other Income/Expenses

The following table details other income, net for the three months ended March 31, 2024 and 2023:

	Three months ended

	March 31, 2024	March 31, 2023	Increase

	(Amounts in thousands)
Foreign exchange income (loss)	$32	$(115)	$147
Interest expense	(46)	(62)	16
Interest income	478	325	153
Other income, net	25	7	18
Total other income, net	$489	$155	$334

Total other income, net for the three months ended March 31, 2024 increased $0.3 million to $0.5 million compared to the three months ended March 31, 2023.

The $0.1 million increased foreign exchange income for the three months ended March 31, 2024 was primarily due to the US Dollar strengthening relative to the British Pound compared to the same prior year period. In consolidation, US dollars and Euros are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in foreign exchange gain (loss) on the income statement. The foreign exchange gain was primarily from the US Dollar bank account in our TS UK division.

Interest income increased $153 thousand for the three months ended March 31, 2024 compared to the same prior year period primarily due to significantly increased interest rates from the same prior year period, which has resulted in increased interest income from money market accounts from both the US and UK. There was a slight decrease in interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements with higher interest rates have been entered into during fiscal year 2023 and 2024, this is more than offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense decrease of $16 thousand for the three months ended March 31, 2024 compared to the same prior year period was related to the TS US division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. See Note 8 Accounts payable and line of credit in Item 1 to this Quarterly Report on Form 10-Q for details. Additionally, there was no interest expense incurred in the current period for a note payable compared to the prior year as the note was paid in full the first day of fiscal year 2024. These decreases were partially offset with an increase of interest expense from one subsequent multi-year vendor agreement in the third quarter of fiscal year 2023.

Income Taxes

An income tax expense of $135 thousand was recorded for the three months ended March 31, 2024 compared to an income tax expense of $71 thousand in the same period of 2023. The estimated annualized effective income tax rate for the three months ended March 31, 2024 was 18%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance. The difference between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the three months ended March 31, 2024 was 8%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The income tax expense for the three months ended March 31, 2023 was primarily driven by minimum state tax expenses and the change in valuation allowance for the period. For the three months ended March 31, 2023, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the three months ending March 31, 2024.

Overview of the six months ended March 31, 2024

Our sales decreased by $2.5 million, or 8%, to $29.1 million for the six months ended March 31, 2024 as compared to $31.6 million for the six months ended March 31, 2023. The decrease in sales is the result of a decrease of $1.8 million in our TS segment and a decrease of approximately $0.7 million in our HPP segment. Our gross margin percentage increased 2% to 36% of sales for the six months ended March 31, 2024 compared to 34% for the six months ended March 31, 2023. For the six months ended March 31, 2024 there was operating income of $0.9 million compared to operating income of $1.6 million for the six months ended March 31, 2023. Other income (expense), net increased $0.9 million for the six months ended March 31, 2024 to income of $0.8 million compared to expense of $0.1 million for the six months ended March 31, 2023. An income tax expense of $0.1 million was recorded for the six months ended March 31, 2024 compared to an income tax expense of $0.2 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2024 and 2023:

		%		%
	March 31, 2024	of sales	March 31, 2023	of sales

	(Dollar amounts in thousands)
Sales	$29,081	100%	$31,613	100%
Costs and expenses:
Cost of sales	18,508	64%	20,806	66%
Engineering and development	1,426	5%	1,694	5%
Selling, general and administrative	8,256	28%	7,512	24%
Total costs and expenses	28,190	97%	30,012	95%
Operating income	891	3%	1,601	5%
Other income (expense), net	772	3%	(115)	—%
Income before income taxes	1,663	6%	1,486	5%
Income tax expense	148	1%	204	1%
Net income	$1,515	5%	$1,282	4%

Sales

Our sales decreased by approximately $2.5 million, or 8%, to $29.1 million for the six months ended March 31, 2024 as compared to $31.6 million for the six months ended March 31, 2023. The decrease in sales is the result of a decrease of $1.8 million in our TS segment and a decrease of approximately $0.7 million in our HPP segment.

TS segment sales change was as follows for the six months ended March 31, 2024 and 2023:

	March 31,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$17,350	$20,075	$(2,725)	(14)%
Services	8,517	7,573	944	12%
Total	$25,867	$27,648	$(1,781)	(6)%

The decrease in TS segment product sales of $2.7 million during the period as compared to the prior year period is attributable to decreased sales with several major customers in the US division. Service sales for the six months ended March 31, 2024 increased $0.9 million from the prior year period, which consists of a $1.0 million increase in the US division, partially offset by a $0.1 million decrease in the UK division. The changes in service sales include increased managed services sales of $0.4 million and increased third party maintenance sales of $0.9 million, partially offset by decreased internal and third party service sales of $0.4 million.

HPP segment sales change was as follows for the six months ended March 31, 2024 and 2023:

	March 31,		Decrease
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$2,515	$3,134	$(619)	(20)%
Services	699	831	(132)	(16)%
Total	$3,214	$3,965	$(751)	(19)%

The HPP product sales decreased by $0.6 million for the six months ended March 31, 2024 as compared to the prior year period, primarily as a result of one large Myricom product order of $1.8 million in the prior year which did not reoccur in the current year combined with several major customers having a decrease of $0.8 million, which was partially offset during the current period for one large ARIA Zero Trust Gateway order of $2.0 million which did not occur in the prior year period. The HPP service sales decreased $0.1 million for the six months ended March 31, 2024 compared to the prior year period due to decreased royalties on high-speed processing boards related to the E2D program of $0.2 million combined with decreased revenue from repairs of $0.1 million, partially offset by increased revenue from ARIA of $0.2 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2024 and 2023:

	March 31,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$28,082	97%	$30,598	97%	$(2,516)	(8)%
Europe	605	2%	669	2%	(64)	(10)%
Asia	394	1%	346	1%	48	14%
Totals	$29,081	100%	$31,613	100%	$(2,532)	(8)%

The $2.5 million decrease in sales to the Americas was the result of a decrease in the TS segment’s US division of $2.0 million and UK division of $0.1 million combined with a decrease in the HPP segment of $0.4 million. The $0.1 million decrease in sales to Europe was the result of decreased sales by our HPP Segment. The sales to Asia remained relatively flat when compared to the prior year with increased sales of $0.2 million in the TS segment’s division offset by a decrease in the HPP division of $0.2 million.

Gross Margins

Our gross margin ("GM") decreased $0.2 million for the six months ended March 31, 2024 as compared to the same prior year period. The GM as a percentage of total sales increased to 36% for the six months ended March 31, 2024 as compared to the same prior year period of 34%.

	March 31,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$8,071	31%	$8,159	30%	$(88)	1%
HPP	2,502	78%	2,648	67%	(146)	11%
Total	$10,573	36%	$10,807	34%	$(234)	2%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$3,107	18%	$3,804	19%	$(697)	(1)%
Services	4,964	58%	4,355	58%	609	—%
Total	$8,071	31%	$8,159	30%	$(88)	1%

The overall TS segment GM as a percentage of total sales increased to 31% for the six month period ended March 31, 2024 compared to 30% from the prior year period. This is due to an increase in GM from services relative to products since services GM as a percentage of revenue is significantly higher than product GM as a percentage of revenue. Service GM as a percentage revenue remained relatively flat from the prior year without any significant changes in service line GM as a percentage of revenue while there was a slight decrease in product GM from the prior year due to product mix.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,114	84%	$2,054	66%	$60	18%
Services	388	56%	594	71%	(206)	(15)%
Total	$2,502	78%	$2,648	67%	$(146)	11%

The overall HPP segment GM as a percentage of sales increased to 78% for the six months ended March 31, 2024 from 67% for the six months ended March 31, 2023. The 18% increase in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to one large ARIA Zero Trust Gateway order in the six months ended March 31, 2024, which is nearly all gross margin. The 15% decrease in service GM as a percentage of service revenue for the six months ended March 31, 2024 compared to the same prior year period was due to decreased royalty sales, which are nearly all margin.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased to $1.4 million for the six months ended March 31, 2024 when compared to the same prior year period of $1.7 million due to lower consulting and decreased labor expenses of $0.3 million. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
		% of		% of	$	%
	2024	Total	2023	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$6,100	74%	$5,767	77%	$333	6%
HPP segment	2,156	26%	1,745	23%	411	24%
Total	$8,256	100%	$7,512	100%	$744	10%

SG&A expenses increased $0.7 million for the six months ended March 31, 2024 compared to the same prior year period. The $0.3 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of approximately $0.2 million increased variable compensation and $0.1 million of increased salaries and benefits. Each salesperson has his or her own commission rate on gross margin and related quota, which is why, despite overall gross margin slightly decreasing, commissions increased. The HPP segment SG&A expenses increased $0.4 million for the six months ended March 31, 2024 as compared to the prior year period due to increased consulting expenses of $0.2 million, increased stock compensation of $0.1 million, and increased variable compensation of $0.1 million.

Other Income/Expenses

The following table details other income, net for the six months ended March 31, 2024 and 2023:

	Six months ended
			Increase
	March 31, 2024	March 31, 2023	(Decrease)

	(Amounts in thousands)
Foreign exchange loss	$(142)	$(616)	$474
Interest expense	(95)	(126)	31
Interest income	974	586	388
Other income, net	35	41	(6)
Total other income (expense), net	$772	$(115)	$887

Total other income (expense), net for the six months ended March 31, 2024 increased $0.9 million to income of $0.8 million compared to expense of $0.1 million in the same prior year period.

The $0.5 million decreased foreign exchange loss for the six months ended March 31, 2024 was due to the US Dollar and Euro weakening less relative to the British Pound compared to the same prior year period. In consolidation, US dollars and Euros are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in foreign exchange loss on the income statement. The foreign exchange loss was primarily from the US Dollar bank account in our TS UK division.

Interest income increased $388 thousand for the six months ended March 31, 2024 compared to the same prior year period primarily due to significantly increased interest rates from the same prior year period, which has resulted in increased interest income from money market accounts from both the US and UK There was a slight decrease in interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details) with higher interest rates have been entered into during fiscal year 2023 and 2024, this is more than offset with lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense decrease of $31 thousand for the six months ended March 31, 2024 compared to the same prior year period was related to the TS US division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. Additionally, there was no interest expense incurred in the current period for the note payable compared to the prior year as the note was paid in full the first day of fiscal year 2024. These decreases were partially offset with an increase from one subsequent multi-year vendor agreement in the third quarter of fiscal year 2023. See Note 8 Accounts payable and other noncurrent liabilities in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax expense of $148 thousand was recorded for the six months ended March 31, 2024 compared to an income tax expense of $204 thousand in the same period of 2023.

The effective tax rate for the six months ended March 31, 2024 was 8%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The income tax expense for the six months ended March 31, 2023 was primarily driven by minimum state tax expenses and the change in valuation allowance for the period. For the six months ended March 31, 2023, we used the discrete method to arrive at tax expense due to the full valuation allowance against our deferred tax assets and cumulative loss position.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the three and six months ended March 31, 2024.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents increased by $1.9 million to $27.1 million as of March 31, 2024 from $25.2 million as of September 30, 2023.

The following is a summary of our cash flows for the six months ended March 31, 2024 and 2023:

	Six months ended

(Dollar amounts in thousands)	2024	2023

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$3,324	$(4,525)
Investing activities	(193)	(3,829)
Financing activities	(1,246)	(2,375)
Effect of exchange rate changes on cash	17	59
Increase (decrease) in cash and cash equivalents	$1,902	$(10,670)

Operating Activities

Cash provided by operating activities was $3.3 million for the six months ended March 31, 2024 compared to $4.5 million used in operating activities in the prior year. The increase from the prior year is primarily related to decreased accounts payable and accrued expenses of $7.3 million combined with decreased financing receivables of $0.6 million and decreased taxes payable of $1.0 million, partially offset with decreased inventory of $3.0 million. Inventory fluctuations are dependent on when orders are received and shipped. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $0.2 million for the six months ended March 31, 2024 compared to $3.8 million used in investing activities for the prior year. The decrease in cash used from the prior year is primarily related to purchases of $3.5 million in held-to-maturity investments.

Financing Activities

Cash used in financing activities was $1.2 million for the six months ended March 31, 2024 compared to $2.4 million for the prior year period. The primary difference was the timing in the net borrowing on our line-of-credit, which for the six months ended March 31, 2024 we had a net payment of $0.5 million compared to a net payment of $1.8 million in the prior year period. Additionally, cash dividends paid increased $0.1 million from the prior year.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.0 million as of March 31, 2024 and consisted of 0.2 million Euros, 0.3 million British Pounds, and 4.4 million US Dollars. This cash is included in our total cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of March 31, 2024 and September 30, 2023, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.0 million and $13.5 million were available as of March 31, 2024 and September 30, 2023, respectively. As of March 31, 2024 and September 30, 2023 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Notes Payable and Line of Credit.

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

Two-for-one stock split

On February 21, 2024, the Company announced its Board of Directors approved and declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock dividend was paid on March 20, 2024 to shareholders of record as of the close of business on March 6, 2024.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 5.         Other

During the six months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description
3.1	Articles of Amendment to the Articles of Organization of CSP Inc. (incorporated by reference to Item 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2024)

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023, (b) our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023, (c) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2024 and 2023, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2024 and 2023, (e) our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 9, 2024	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 9, 2024	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer