Form 10-Q
period 2024-06-30
CSP INC /MA/
filed 2024-08-19
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2024

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

As of August 16, 2024, the registrant had 9,763,474 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,891	$25,217
Accounts receivable, net of allowances of $63 and $100	9,436	12,955
Financing receivables, net of allowances of $25 and $0	8,710	7,171
Inventories	2,475	2,542
Other current assets	2,096	2,479
Total current assets	51,608	50,364

Property, equipment and improvements, net	482	525
Operating lease right-of-use assets	615	966
Intangibles, net	47	46
Financing receivables due after one year, net of allowances of $44 and $0	3,718	4,224
Deferred income taxes, net	2,584	2,346
Cash surrender value of life insurance	5,545	5,356
Pension benefits assets	2,028	1,958
Other assets	177	119
Total assets	$66,804	$65,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,798	$10,785
Line of credit	829	1,515
Note payable	—	449
Deferred revenue	1,571	1,898
Pension and retirement plans	78	98
Income taxes payable	327	914
Total current liabilities	14,603	15,659
Pension and retirement plans	1,180	1,251
Operating lease liabilities - noncurrent portion	153	482
Income taxes payable	359	513
Other noncurrent liabilities	2,369	1,851
Total liabilities	18,664	19,756

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,743 (1) and 9,456 (1) shares, respectively	98	94
Additional paid-in capital(1)	22,054	20,837
Retained earnings	31,832	31,311
Accumulated other comprehensive loss	(5,844)	(6,094)
Total shareholders’ equity	48,140	46,148
Total liabilities and shareholders’ equity	$66,804	$65,904

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Sales:
Product	$7,845	$12,934	$27,710	$36,143
Services	5,260	4,774	14,476	13,178
Total sales	13,105	17,708	42,186	49,321

Cost of sales:
Product	6,523	9,960	21,167	27,311
Services	2,000	1,821	5,864	5,276
Total cost of sales	8,523	11,781	27,031	32,587

Gross profit	4,582	5,927	15,155	16,734

Operating expenses:
Engineering and development	737	741	2,163	2,435
Selling, general and administrative	4,565	4,611	12,821	12,123
Total operating expenses	5,302	5,352	14,984	14,558

Operating (loss) income	(720)	575	171	2,176

Other income (expense):
Foreign exchange loss	(10)	(93)	(152)	(709)
Interest expense	(55)	(82)	(150)	(208)
Interest income	523	401	1,497	987
Other income, net	2	21	37	62
Total other income, net	460	247	1,232	132
(Loss) income before income taxes	(260)	822	1,403	2,308
Income tax (benefit) expense	(75)	(1,692)	73	(1,488)
Net (loss) income	$(185)	$2,514	$1,330	$3,796
Net (loss) income attributable to common shareholders	$(185)	$2,355	$1,244	$3,564

Net (loss) income per common share - basic(1)	$(0.02)	$0.27	$0.14	$0.41
Weighted average common shares outstanding - basic(1)	9,110	8,826	9,014	8,731

Net (loss) income per common share - diluted(1)	$(0.02)	$0.26	$0.13	$0.40
Weighted average common shares outstanding - diluted(1)	9,110	9,032	9,410	8,870

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net (loss) income	$(185)	$2,514	$1,330	$3,796
Foreign currency translation gain adjustments, net	10	166	250	1,008
Total comprehensive (loss) income	$(175)	$2,680	$1,580	$4,804

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2024 and 2023

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247
Net loss	—	—	—	(185)	—	(185)
Other comprehensive income	—	—	—	—	10	10
Stock-based compensation	—	—	429	—	—	429
Restricted stock cancellation	(6)	—	—	—	—	—
Purchase of common stock	(5)	—	—	(70)	—	(70)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(291)	—	(291)
Balance as of June 30, 2024	9,743	$98	$22,054	$31,832	$(5,844)	$48,140

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three Months Ended June 30, 2023:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of March 31, 2023	9,422	$94	$20,067	$27,773	$(6,486)	$41,448
Net income	—	—	—	2,514	—	2,514
Other comprehensive income	—	—	—	—	166	166
Stock-based compensation	—	—	293	—	—	293
Purchase of common stock	(2)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.02 per share)(1)	—	—	—	(188)	—	(188)
Balance as of June 30, 2023	9,420	$94	$20,360	$30,093	$(6,320)	$44,227

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2024 and 2023

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2024:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net income	—	—	—	1,330	—	1,330
Other comprehensive income	—	—	—	—	250	250
Stock-based compensation	—	—	1,134	—	—	1,134
Restricted stock cancellation	(6)	—	—	—	—	—
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Purchase of common stock	(5)	—	—	(70)	—	(70)
Cash dividends paid on common stock ($0.075 per share)(1)	—	—	—	(724)	—	(724)
Balance as of June 30, 2024	9,743	$98	$22,054	$31,832	$(5,844)	$48,140

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2023:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2022	9,108	$91	$19,431	$26,769	$(7,328)	$38,963
Net income	—	—	—	3,796	—	3,796
Other comprehensive income	—	—	—	—	1,008	1,008
Stock-based compensation	—	—	831	—	—	831
Restricted stock issuance	286	3	—	—	—	3
Issuance of shares under employee stock purchase plan	28	—	98	—	—	98
Purchase of common stock	(2)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.05 per share)(1)	—	—	—	(466)	—	(466)
Balance as of June 30, 2023	9,420	$94	$20,360	$30,093	$(6,320)	$44,227

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2024	2023
Operating activities
Net income	$1,330	$3,796

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	223	258
Amortization of intangibles	5	11
Foreign exchange loss	152	709
Provision for credit losses - financing receivables	(13)	—
Provision for credit losses - accounts receivable	30	34
Provision for obsolete inventory	165	103
Amortization of lease right-of-use assets	370	451
Stock-based compensation expense on restricted stock awards	1,134	831
Deferred income taxes	(237)	(2,053)
Increase in cash surrender value of life insurance	(136)	(96)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,558	(1,271)
Increase in financing receivable	(1,095)	(248)
(Increase) decrease in inventories	(91)	89
Decrease in refundable income taxes	—	906
Decrease in other assets	309	2,217
Increase (decrease) in accounts payable and accrued expenses	1,164	(8,392)
Decrease in interest payable	(28)	(94)
Decrease in operating lease liabilities	(475)	(67)
Decrease in deferred revenue	(327)	(561)
Decrease in pension and retirement plans liabilities	(94)	(350)
Decrease in income taxes payable	(741)	—
Increase (decrease) in other noncurrent liabilities	518	(1,221)
Net cash provided by (used in) operating activities	5,721	(4,948)

Investing activities
Life insurance premiums paid	(53)	(64)
Purchase of held-to-maturity investments	—	(3,533)
Proceeds from maturities of held-to-maturity investments	—	1,182
Additions of intangible assets	(6)	(51)
Purchases of property, equipment and improvements	(179)	(215)
Net cash used in investing activities	(238)	(2,681)

Financing activities
Dividends paid	(724)	(466)
Net borrowing under line-of-credit agreement	(686)	(1,816)
Repayments on note payable	(427)	(406)
Principal payments on finance leases	—	(4)
Purchase of common stock	(70)	(6)
Proceeds from issuance of shares under equity compensation plans	83	98
Net cash used in financing activities	(1,824)	(2,600)
Effects of exchange rate on cash, net	15	95
Net increase (decrease) in cash and cash equivalents	3,674	(10,134)

Cash and cash equivalents beginning of period	25,217	23,982
Cash and cash equivalents end of period	$28,891	$13,848

Supplementary cash flow information:
Cash paid for income taxes	$1,091	$42
Cash paid for interest	$159	$308

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$19	$392
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$4,901	$5,436

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

Presentation – sales whose payment terms exceed one year

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

On June 26, 2024, the stockholders of CSP, Inc. approved an amendment to the Company's Articles of Organization, as amended (the "Articles of Organization"), to increase the number of authorized shares of Common Stock from 9,753,900 to 20,000,000 (the "Amendment"). On June 26, 2024, the Company filed an Articles of Amendment to the Articles of Organization with the Secretary of the Commonwealth of Massachusetts to effect the Amendment, which became effective immediately upon such filing. This amendment is included as Exhibit 3.1 and is incorporated herein by reference.

On February 21, 2024, the Company announced its Board of Directors approved and declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock dividend was paid on March 20, 2024 to shareholders of record as of the close of business on March 6, 2024. In accordance with ASC 505 Equity, specifically ASC 505-20-25-3 through ASC 505-20-25-6, we have determined this had a material effect on reducing share market value and therefore was treated this event as a stock split for accounting purposes.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$20	$124	$7,701	$7,825	$7,845
Service	559	55	4,646	4,701	5,260
Total sales	$579	$179	$12,347	$12,526	$13,105

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$996	$141	$11,797	$11,938	$12,934
Service	339	65	4,370	4,435	4,774
Total sales	$1,335	$206	$16,167	$16,373	$17,708

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,535	$497	$24,676	$25,173	$27,708
Service	1,258	184	13,034	13,218	14,476
Finance *	—	—	2	2	2
Total sales	$3,793	$681	$37,712	$38,393	$42,186

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$4,130	$507	$31,504	$32,011	$36,141
Service	1,170	244	11,764	12,008	13,178
Finance *	—	—	2	2	2
Total sales	$5,300	$751	$43,270	$44,021	$49,321

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

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.8 million and $0.9 million as of June 30, 2024 and September 30, 2023, respectively. The current portion is recorded in other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of June 30, 2024 and September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.6 million and $1.9 million as of June 30, 2024 and September 30, 2023, respectively. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of June 30, 2024 and September 30, 2023, respectively. Revenue recognized for the three and nine months ended June 30, 2024 that was included in contract liabilities as of September 30, 2023 was $0.2 million and $1.3 million, respectively.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three years. Incremental costs are related to commissions in the TS portion of the business.

Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023. The portion of current capitalized costs were $190 thousand and $172 thousand as of June 30, 2024 and September 30, 2023, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the three months ended June 30, 2024 and 2023 were $122 thousand and $103 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2024 and 2023 were $351 thousand and $302 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended June 30, 2024 and 2023.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. The were no current capitalized costs as of June 30, 2024 or September 30, 2023.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year and revenue is recognized ratably over the contract term. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2024	$372
2025	1,327
2026	999
Thereafter	2,002
$4,700

3.            Earnings Per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the dilutive effect of restricted stock, if any, calculated using the treasury stock method. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation cost. Net losses are not allocated to participating share-based payment awards, which include the non-vested shares outstanding.

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(Amounts in thousands except per share data)
Net (loss) income	$(185)	$2,514	$1,330	$3,796
Less: net income attributable to nonvested common stock	—	(159)	(86)	(232)
Net (loss) income attributable to common shareholders	$(185)	$2,355	$1,244	$3,564

Weighted average total shares outstanding - basic(1)	9,110	9,420	9,641	9,301
Less: weighted average non–vested shares outstanding(1)	—	(594)	(627)	(570)
Weighted average number of common shares outstanding - basic(1)	9,110	8,826	9,014	8,731
Add: potential common shares from non-vested stock awards(1)	—	206	396	139
Weighted average common shares outstanding - diluted(1)	9,110	9,032	$9,410	8,870

Net (loss) income per common share - basic(1)	$(0.02)	$0.27	$0.14	$0.41
Net (loss) income per common share - diluted(1)	$(0.02)	$0.26	$0.13	$0.40

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

Anti-dilutive securities include restricted stock, which are excluded from the diluted income per share computation. There were anti-dilutive securities for the three months ended June 30, 2024 of $193 thousand.

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

Amounts disclosed below for the three and nine months ended June 30, 2024 reflect adoption of the new CECL standard and the amounts disclosed for the three and nine months ended June 30, 2023 reflect superseded guidance.

The following table presents the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	June 30, 2024	June 30, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$73	$106
Charge-offs	-	(16)
Provision for credit losses	(10)	16
Balances at end of the period	$63	$106

	Nine months ended
	June 30, 2024	June 30, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$100	$88
Adjustment for adoption of new CECL standard	(67)	-
Charge-offs	-	(16)
Provision for credit losses	30	34
Balances at end of the period	$63	$106

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

Financing receivables, net carry an average weighted average interest rate of 7.1%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2024 and 2023 was $177 thousand and $234 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2024 and 2023 was $528 thousand and $605 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

Amounts disclosed below as of June 30, 2024 reflect adoption of the new CECL standard and the amounts disclosed as of September 30, 2023 reflect superseded guidance.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of June 30, 2024			As of September 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$10,248	$3,042	$13,290	$8,893	$3,361	$12,254
Unearned interest income	(389)	(404)	(793)	(325)	(534)	(859)
Allowance for credit losses	(30)	(39)	(69)	-	-	-
Financing receivables, net	$9,829	$2,599	$12,428	$8,568	$2,827	$11,395
Short-term	$7,616	$1,094	$8,710	$6,281	$890	$7,171
Long-term	$2,213	$1,505	$3,718	$2,287	$1,937	$4,224

Amounts disclosed below for the three and nine months ended June 30, 2024 reflect adoption of the new CECL standard and the amounts disclosed for the three and nine months ended June 30, 2023 reflect superseded guidance.

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	June 30, 2024			June 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$16	$54	$70	$-	$-	$-
Provision charged to Consolidated Statements of Operations	14	(15)	(1)	-	-	-
Balances at end of the period	$30	$39	$69	$-	$-	$-

	Nine months ended
	June 30, 2024			June 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$-	$-	$-	$-	$-	$-
Adjustment for adoption of new CECL standard	27	55	82	-	-	-
Provision charged to Consolidated Statements of Operations	3	(16)	(13)	-	-	-
Balances at end of the period	$30	$39	$69	$-	$-	$-

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of June 30, 2024 or September 30, 2023.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of June 30, 2024:

	June 30, 2024
	Fiscal year of origination
Risk Rating	2024	2023	2022	2021	Total

Moderate	$480	$2,284	$278	$—	$3,042
Low	3,668	753	4,267	1,560	10,248
Total	$4,148	$3,037	$4,545	$1,560	$13,290

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2024	$5,962
2025	4,670
2026	1,946
2027	712
Total payments	$13,290
Less: unearned interest income	(793)
Less: allowance for credit losses	(69)
Total, net of unearned interest income and allowance for credit losses	$12,428

6.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2024	2023

	(Amounts in thousands)
Raw materials	$160	$247
Work-in-process	53	36
Finished goods	2,262	2,259
Total	$2,475	$2,542

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

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2024 and 2023 are as follows:

		Three months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2024	June 30, 2023
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	134	162
Short-term lease cost	Selling, general, and administrative	9	15
Total lease costs		$143	$177
Less sublease interest income	Revenue	(1)	—
Total lease costs, net of sublease interest income		$142	$177

The components of lease costs for the nine months ended June 30, 2024 and 2023 are as follows:

		Nine months ended
	Condensed Consolidated Statements of Operations Location	June 30, 2024	June 30, 2023
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	398	486
Short-term lease cost	Selling, general, and administrative	26	36
Total lease costs		$424	$523
Less sublease interest income	Revenue	(2)	(2)
Total lease costs, net of sublease interest income		$422	$521

Supplemental cash flow information related to leases for the nine months ended June 30, 2024 and 2023 is below:

	Nine months ended
	June 30, 2024	June 30, 2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$403	$495
Operating cash flows paid for short-term leases	26	36
Operating cash flows paid for finance leases	1	1
Financing cash flows paid for finance leases	—	4
Cash received from subleases	(11)	(15)
Lease assets obtained in exchange for new lease liabilities
Operating leases	19	392

8.            Accounts payable and Other noncurrent liabilities

The Company enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. As of June 30, 2024 the average imputed interest rate for the agreements was determined to be 8.2%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2024 and 2023 was $52 thousand and $74 thousand, respectively. Interest expense related to these agreements for the nine months ended June 30, 2024 and 2023 was $139 thousand and $185 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Notes Payable and Line of Credit for amounts due to banks and other financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	June 30, 2024	September 30, 2023
	(Amounts in thousands)
Current	$2,477	$1,718
Less: discount	(264)	(140)
Accounts payable and accrued expenses	$2,213	$1,578

Noncurrent	$2,444	$1,967
Less: discount	(158)	(116)
Other noncurrent liabilities	$2,286	$1,851

The Company had a total of approximately $1.4 million due (net of interest) to one of these vendors as of June 30, 2024. This is approximately 10% of Accounts payable and other noncurrent liabilities. The Company had a total of approximately $3.3 million due (net of interest) to one of these vendors as of September 30, 2023. This is approximately 26% of Accounts payable and other noncurrent liabilities. It was the same vendor as of June 30, 2024 and September 30, 2023 that only transacts with the US division of the TS segment. The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.          Notes Payable and Line of Credit

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer.

There was no interest expense related to the note payable for the nine months ended June 30, 2024. Interest expense related to the notes for the three and nine months ended June 30, 2023 was $5 thousand and $16 thousand, respectively.

	June 30, 2024	September 30, 2023
	(Amounts in thousands)
Current	$—	$449
Less: notes discount	—	—
Note payable - current portion	$—	$449

As of June 30, 2024 and September 30, 2023, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the US to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2024 and September 30, 2023, Company borrowings, all from the TS segment, under the inventory line of credit were $0.8 million and $1.5 million, respectively, and the Company was in compliance with all financial covenants. As of June 30, 2024 and September 30, 2023, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of June 30, 2024 and September 30, 2023 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended June 30,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$112	$2	$114	$110	$4	$114
Expected return on plan assets	(149)	—	(149)	(148)	—	(148)
Amortization of past service costs	2	—	2	1	—	1
Amortization of net gain	—	(1)	(1)	—	(1)	(1)
Net periodic (benefit) cost	$(35)	$1	$(34)	$(37)	$3	$(34)

Post Retirement:
Service cost	$—	$5	$5	$—	$6	$6
Interest cost	—	16	16	—	14	14
Amortization of net gain	—	(43)	(43)	—	(50)	(50)
Net periodic benefit	$—	$(22)	$(22)	$—	$(30)	$(30)

	Nine months ended June 30,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$333	$8	$341	$321	$11	$332
Expected return on plan assets	(445)	—	(445)	(430)	—	(430)
Amortization of past service costs	6	—	6	5	—	5
Amortization of net gain	—	(4)	(4)	—	(3)	(3)
Net periodic (benefit) cost	$(106)	$4	$(102)	$(104)	$8	$(96)

Post Retirement:
Service cost	$—	$17	$17	$—	$18	$18
Interest cost	—	48	48	—	46	46
Amortization of net gain	—	(129)	(129)	—	(147)	(147)
Net periodic benefit	$—	$(64)	$(64)	$—	$(83)	$(83)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2024				September 30, 2023
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$64	$64	$—	$—	$428	$428	$—	$—
Fixed income	9,565	8,016	1,549	—	8,703	7,251	1,452	—
Equity	881	247	634	—	903	266	637	—
Total plan assets	$10,510	$8,327	$2,183	$—	$10,034	$7,945	$2,089	$—

11.            Income Taxes

An income tax benefit of $75 thousand was recorded for the three months ended June 30, 2024 compared to an income tax benefit of $1.7 million in the same period of 2023. The estimated annualized effective income tax rate for the three months ended June 30, 2024 was 19.2%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance, compared to the estimated annualized effective income tax rate of 51.7% for the same period of 2023. The difference between our effective income tax rate and the U.S. federal statutory rate for the three months ending June 30, 2024 are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes. During the 3 months ending June 30, 2023, we released a significant portion of the valuation allowance against our U.S. deferred tax assets and switched from using the discrete effective tax rate method to calculate income taxes to the annualized effective tax rate method, resulting in the shift in the effective tax rate during the period.

The effective tax rate for the three months ended June 30, 2024 was 29.3%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The effective tax rate for the three months ended June 30, 2023 was (201.9)%, excluding the UK, which was primarily driven by the release of a significant portion of the valuation allowance against our deferred tax assets in the U.S.

An income tax expense of $73 thousand was recorded for the nine months ended June 30, 2024 compared to an income tax benefit of $1.5 million in the same period of 2023. The estimated annualized effective income tax rate for the nine months ended June 30, 2024 was 19.2%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance, compared to the estimated annualized effective income tax rate of 22.0% for the nine months ended June 30, 2023. The difference between our effective income tax rate and the U.S. federal statutory rate for the three months ending June 30, 2024 and the same period of 2023 are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the nine months ended June 30, 2024 was 4.9%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The effective tax rate for the nine months ended June 30, 2023 was (51.4%), excluding the UK, which was primarily driven by the release of a significant portion of the valuation allowance against our deferred tax assets in the U.S.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2024	2023

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,579)	$(4,829)
Cumulative unrealized loss on pension liability	(1,265)	(1,265)
Accumulated other comprehensive loss, net	$(5,844)	$(6,094)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of June 30, 2024 or September 30, 2023.

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

	As of June 30, 2024		As of September 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$28,891	$28,891	$25,217	$25,217	1	Condensed Consolidated Balance Sheets
Accounts receivable, net	9,436	9,436	12,955	12,955	2	Note 4
Financing receivables, net	12,428	12,428	11,395	11,395	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	4,499	4,499	3,429	3,429	3	Note 8
Line of Credit	829	829	1,515	1,515	2	Note 9
Note payable	—	—	449	449	3	Note 9

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

Fair value of accounts receivable with an original maturity of one year or less and accounts payable was not materially different from their carrying values as of June 30, 2024 and September 30, 2023.

14.          Segment Information

The following tables present certain operating segment information for the three and nine months ended June 30, 2024 and 2023.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$20	$124	$7,701	$7,825	$7,845
Service	559	55	4,646	4,701	5,260
Total sales	$579	$179	$12,347	$12,526	$13,105
Operating (loss) income	$(1,628)	$(48)	$956	$908	$(720)
Interest expense	$(4)	$—	$(51)	$(51)	$(55)
Interest income	$15	$55	$453	$508	$523
Total assets	$10,574	$7,620	$48,610	$56,230	$66,804
Capital expenditures	$(7)	$—	$(38)	$(38)	$(45)
Depreciation and amortization	$(24)	$—	$(50)	$(50)	$(74)

2023
Sales:
Product	$996	$141	$11,797	$11,938	$12,934
Service	339	65	4,370	4,435	4,774
Total sales	$1,335	$206	$16,167	$16,373	$17,708
Operating (loss) income	$(850)	$(10)	$1,435	$1,425	$575
Interest expense	$(3)	$—	$(79)	$(79)	$(82)
Interest income	$2	$47	$352	$399	$401
Total assets	$10,165	$6,914	$50,524	$57,438	$67,603
Capital expenditures	$(27)	$—	$(7)	$(7)	$(34)
Depreciation and amortization	$(27)	$—	$(64)	$(64)	$(91)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,535	$497	$24,678	$25,175	$27,710
Service	1,258	184	13,034	13,218	14,476
Total sales	$3,793	$681	$37,712	$38,393	$42,186
Operating (loss) income	$(2,707)	$(101)	$2,979	$2,878	$171
Interest expense	$(11)	$—	$(139)	$(139)	$(150)
Interest income	$27	$163	$1,307	$1,470	$1,497
Total assets	$10,574	$7,620	$48,610	$56,230	$66,804
Capital expenditures	$(125)	$—	$(54)	$(54)	$(179)
Depreciation and amortization	$(77)	$—	$(151)	$(151)	$(228)

2023
Sales:
Product	$4,130	$507	$31,506	$32,013	$36,143
Service	1,170	244	11,764	12,008	13,178
Total sales	$5,300	$751	$43,270	$44,021	$49,321
Operating (loss) income	$(1,641)	$(6)	$3,823	$3,817	$2,176
Interest expense	$(9)	$—	$(199)	$(199)	$(208)
Interest income	$10	$126	$851	$977	$987
Total assets	$10,165	$6,914	$50,524	$57,438	$67,603
Capital expenditures	$(67)	$—	$(148)	$(148)	$(215)
Depreciation and amortization	$(83)	$—	$(186)	$(186)	$(269)

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

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer A	$0.4	3%	$2.3	13%	$1.0	2%	$4.1	8%

There was no customer with 10% or more of accounts receivable as of June 30, 2024 or September 30, 2023.

A customer not listed above had a balance of $8.0 million, or 64%, of financing receivables, net and $7.4 million, or 65%, as of June 30, 2024 and September 30, 2023, respectively. A customer not listed above had a balance of $1.6 million, or 13%, of financing receivables, net and $2.5 million, or 22%, as of June 30, 2024 and September 30, 2023, respectively. A customer not listed above had a balance of $1.3 million, or 10%, of financing receivables and $1.5 million, or 13%, as of June 30, 2024 and September 30, 2023, respectively. There was no other customer with 10% or more of financing receivables, net as of June 30, 2024 or September 30, 2023.

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

On May 8, 2024, the Company’s board of directors declared a cash dividend of $0.030 per share outstanding which was paid on June 12, 2024 to shareholders of record as of May 24, 2024, the record date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations. Management believes there have been no significant changes for the nine months ended June 30, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 except for the estimation for credit losses. See Note 1 Basis of presentation and New Significant Accounting Policy in Item 1 to this Quarterly Report on Form 10-Q for details of the new policy.

Recent trends affecting our financial performance

As of June 30, 2024, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations

Overview of the three months ended June 30, 2024

Our sales decreased by approximately $4.6 million, or 26%, to $13.1 million for the three months ended June 30, 2024 compared to $17.7 million for the three months ended June 30, 2023. Our gross margin percentage increased to 35% for the three months ended June 30, 2024 compared to 33% for the three months ended June 30, 2023. For the three months ended June 30, 2024 there was an operating loss of $0.7 million compared to operating income of $0.6 million for the three months ended June 30, 2023. Other income, net increased approximately $0.3 million to $0.5 million for the three months ended June 30, 2024 compared to $0.2 million for the same prior year period. An income tax benefit of $0.1 million was recorded for the three months ended June 30, 2024 compared to an income tax benefit of $1.7 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2024 and 2023:

		%		%
	June 30, 2024	of sales	June 30, 2023	of sales

	(Dollar amounts in thousands)
Sales	$13,105	100%	$17,708	100%
Costs and expenses:
Cost of sales	8,523	65%	11,781	67%
Engineering and development	737	6%	741	4%
Selling, general and administrative	4,565	35%	4,611	26%
Total costs and expenses	13,825	106%	17,133	97%
Operating (loss) income	(720)	(5)%	575	3%
Other income, net	460	4%	247	1%
(Loss) income before income taxes	(260)	(1)%	822	4%
Income tax (benefit) expense	(75)	(1)%	(1,692)	(10)%
Net (loss) income	$(185)	(1)%	$2,514	14%

Sales

Our sales decreased by approximately $4.6 million, or 26%, to $13.1 million for the three months ended June 30, 2024 compared to $17.7 million for the same prior year period. The decrease in sales is the result of a decrease of $3.8 million in our TS segment combined with a $0.8 million decrease in our HPP segment.

TS segment sales change was as follows for the three months ended June 30, 2024 and 2023:

	June 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$7,825	$11,938	$(4,113)	(34)%
Services	4,701	4,435	266	6%
Total	$12,526	$16,373	$(3,847)	(23)%

The decrease in TS segment product sales of $4.1 million is due to decreased sales to several major customers in the US division. Service sales for the three months ended June 30, 2024 increased $0.3 million from the same prior year period, which was attributable to the US division. The increase in service sales included increased third party maintenance sales of $0.2 million and increased managed services sales of $0.1 million.

HPP segment sales change was as follows for the three months ended June 30, 2024 and 2023:

	June 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$20	$996	$(976)	(98)%
Services	559	339	220	65%
Total	$579	$1,335	$(756)	(57)%

The HPP product sales decreased $1.0 million for the three months ended June 30, 2024 compared to the same prior year period as a result of decreased sales to one major customer of $0.8 million and decreased Myricom sales of $0.2 million to several other customers. The HPP service sales increased $0.2 million due to increased repair revenue of $0.2 million combined with increased customer support revenue for ARIA Zero Trust Gateway of $0.1 million, partially offset by decreased royalties of $0.1 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2024 and 2023:

	June 30,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$12,443	95%	$17,359	98%	$(4,916)	(28)%
Europe	362	3%	266	2%	96	36%
Asia	300	2%	83	—%	217	261%
Totals	$13,105	100%	$17,708	100%	$(4,603)	(26)%

The $4.9 million decrease in sales to the Americas was primarily the result of a $3.9 million decrease in the TS segment’s US division combined with a decrease in the HPP segment of $1.0 million. The $0.1 million increase in sales to Europe was primarily the result of increased sales by our TS segment’s US division. The sales to Asia increased $0.2 million for the three months ended June 30, 2024 compared to the same prior year period due to an increase in the HPP segment.

Gross Margins

Our gross margin ("GM") decreased $1.3 million for the three months ended June 30, 2024 as compared to the same prior year period. The GM as a percentage of sales increased to 35% for the three months ended June 30, 2024 compared to the same prior year period of 33%.

	June 30,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,319	34%	$5,059	31%	$(740)	3%
HPP	263	45%	868	65%	(605)	(20)%
Total	$4,582	35%	$5,927	33%	$(1,345)	2%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2024 and 2023 was as follows:

	June 30,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,396	18%	$2,266	19%	$(870)	(1)%
Services	2,923	62%	2,793	63%	130	(1)%
Total	$4,319	34%	$5,059	31%	$(740)	3%

The overall TS segment GM as a percentage of sales increased to 34% for the three month period ended June 30, 2024 compared to 31% for the same prior year period. Product GM as a percentage of revenue decreased 1% due to a different product mix without any significant changes from the prior year period. The service GM as a percentage of revenue decreased 1% from the prior year due to a higher proportion of fixed costs compared to the prior year despite the increase in revenue.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2024 and 2023 was as follows:

	June 30,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$(74)	(370)%	$708	71%	$(782)	(441)%
Services	337	60%	160	47%	177	13%
Total	$263	45%	$868	65%	$(605)	(20)%

The overall HPP segment GM as a percentage of sales decreased to 45% for the three months ended June 30, 2024 from 65% for the three months ended June 30, 2023. The 441% decrease in product GM as a percentage of product revenue for the three months ended June 30, 2024 compared to the same prior year period is due to significantly lower sales during the current period with fixed costs still being incurred which caused the significant change. The service GM as a percentage of services revenue from the same prior year period increased 13% to 60% for the three months ended June 30, 2024 compared to 47% for the three months ended June 30, 2023 due to increased ARIA GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained relatively flat at $0.7 million for the three months ended June 30, 2024 without any significant changes in category of expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,				$	%
		% of		% of	Increase	Increase
	2024	Total	2023	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,412	75%	$3,634	79%	$(222)	(6)%
HPP segment	1,153	25%	977	21%	176	18%
Total	$4,565	100%	$4,611	100%	$(46)	(1)%

SG&A expenses remained relatively flat at $4.6 million for the three months ended June 30, 2024 compared to the same prior year period. The $0.2 million decrease in TS segment SG&A expenses compared to the same prior year period is primarily the result of decreased variable compensation and accrued bonuses. The HPP segment SG&A expenses increased $0.2 million for the three months ended June 30, 2024 as compared to the prior year period due to increased consulting expenses.

Other Income/Expenses

The following table details other income, net for the three months ended June 30, 2024 and 2023:

	Three months ended

	June 30, 2024	June 30, 2023	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(10)	$(93)	$83
Interest expense	(55)	(82)	27
Interest income	523	401	122
Other income, net	2	21	(19)
Total other income, net	$460	$247	$213

Total other income, net for the three months ended June 30, 2024 increased $0.2 million to $0.5 million compared to $0.2 million for the three months ended June 30, 2023.

The $0.1 million decreased foreign exchange loss for the three months ended June 30, 2024 was primarily due to the US Dollar and Euro weakening less relative to the British Pound compared to the same prior year period. In consolidation, US dollars and Euros are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the foreign exchange gain (loss) on the income statement. The foreign exchange loss was primarily from the US Dollar bank account in our TS UK division.

Interest income increased $0.1 million for the three months ended June 30, 2024 compared to the same prior year period primarily due to increased interest rates from the same prior year period, which has resulted in increased interest income from money market accounts in both the US and UK. There was a decrease in interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements with higher interest rates have been entered into during fiscal year 2023 and 2024, this is more than offset by lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense decrease of $27 thousand for the three months ended June 30, 2024 compared to the same prior year period was related to the TS US division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the

Company incurs less interest expense over time as principal payments are made. See Note 8 Accounts payable and line of credit in Item 1 to this Quarterly Report on Form 10-Q for details. Additionally, there was no interest expense incurred in the current period for a note payable compared to the prior year as the note was paid in full the first day of fiscal year 2024. These decreases were partially offset by an increase of interest expense from several subsequent multi-year vendor agreements entered into in the third quarter of fiscal year 2023 and fiscal year 2024.

Income Taxes

An income tax benefit of $75 thousand was recorded for the three months ended June 30, 2024 compared to an income tax benefit of $1.7 million in the same period of 2023. The estimated annualized effective income tax rate for the three months ended June 30, 2024 was 19.2%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance, compared to the estimated annualized effective income tax rate of 51.7% for the same period of 2023. The difference between our effective income tax rate and the U.S. federal statutory rate for the three months ending June 30, 2024 are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes. During the 3 months ending June 30, 2023, we released a significant portion of the valuation allowance against our U.S. deferred tax assets and switched from using the discrete effective tax rate method to calculate income taxes to the annualized effective tax rate method, resulting in the shift in the effective tax rate during the period.

The effective tax rate for the three months ended June 30, 2024 was (29.3)%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The effective tax rate for the three months ended June 30, 2023 was (201.9)%, excluding the UK, which was primarily driven by the release of a significant portion of the valuation allowance against our deferred tax assets in the U.S.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the three months ending June 30, 2024.

Overview of the nine months ended June 30, 2024

Our sales decreased by $7.1 million, or 14%, to $42.2 million for the nine months ended June 30, 2024 as compared to $49.3 million for the nine months ended June 30, 2023. The decrease in sales is the result of a decrease of $5.6 million in our TS segment and a decrease of $1.5 million in our HPP segment. Our gross margin percentage increased 2% to 36% of sales for the nine months ended June 30, 2024 compared to 34% for the nine months ended June 30, 2023. For the nine months ended June 30, 2024 operating income was $0.2 million compared to operating income of $2.2 million for the nine months ended June 30, 2023. Other income, net increased approximately $1.2 million for the nine months ended June 30, 2024 to income of $1.3 million compared to income of $0.1 million for the nine months ended June 30, 2023. An income tax expense of $0.1 million was recorded for the nine months ended June 30, 2024 compared to an income tax benefit of $1.5 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2024 and 2023:

		%		%
	June 30, 2024	of sales	June 30, 2023	of sales

	(Dollar amounts in thousands)
Sales	$42,186	100%	$49,321	100%
Costs and expenses:
Cost of sales	27,031	64%	32,587	66%
Engineering and development	2,163	5%	2,435	5%
Selling, general and administrative	12,821	30%	12,123	25%
Total costs and expenses	42,015	99%	47,145	96%
Operating income	171	-%	2,176	4%
Other income, net	1,232	3%	132	—%
Income before income taxes	1,403	3%	2,308	5%
Income tax expense (benefit)	73	—%	(1,488)	(3)%
Net income	$1,330	3%	$3,796	8%

Sales

Our sales decreased by approximately $7.1 million, or 14%, to $42.2 million for the nine months ended June 30, 2024 as compared to $49.3 million for the nine months ended June 30, 2023. The decrease in sales is the result of a decrease of $5.6 million in our TS segment and a decrease of approximately $1.5 million in our HPP segment.

TS segment sales change was as follows for the nine months ended June 30, 2024 and 2023:

	June 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$25,175	$32,013	$(6,838)	(21)%
Services	13,218	12,008	1,210	10%
Total	$38,393	$44,021	$(5,628)	(13)%

The decrease in TS segment product sales of $6.8 million during the period as compared to the prior year period is attributable to decreased sales with several major customers in the US division. Service sales for the nine months ended June 30, 2024 increased $1.2 million from the prior year period, which consists of a $1.3 million increase in the US division, partially offset by a $0.1 million decrease in the UK division. The changes in service sales include increased third party maintenance sales of $1.0 million and increased managed services sales of $0.5 million, partially offset by decreased internal and third party service sales of $0.3 million.

HPP segment sales change was as follows for the nine months ended June 30, 2024 and 2023:

	June 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$2,535	$4,130	$(1,595)	(39)%
Services	1,258	1,170	88	8%
Total	$3,793	$5,300	$(1,507)	(28)%

The HPP product sales decreased by $1.6 million for the nine months ended June 30, 2024 as compared to the prior year period, primarily as a result of one large Myricom product order of $1.8 million in the prior year which did not reoccur in the current year combined with a decrease of $1.8 million from several major customers, which was partially offset during the current period by one large ARIA Zero Trust Gateway order of $2.0 million which did not occur in the prior year period. The HPP service sales increased $0.1 million for the nine months ended June 30, 2024 compared to the prior year period due to increased ARIA Trust Zero Gateway customer support revenue of $0.2 million and increased revenue from other ARIA revenue of $0.1 million, partially offset by decreased royalties on high-speed processing boards related to the E2D program of $0.2 million.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2024 and 2023:

	June 30,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$40,525	96%	$47,957	97%	$(7,432)	(15)%
Europe	967	2%	935	2%	32	3%
Asia	694	2%	429	1%	265	62%
Totals	$42,186	100%	$49,321	100%	$(7,135)	(14)%

The $7.4 million decrease in sales to the Americas was the result of a decrease in the TS segment’s US division of $5.9 million and UK division of $0.1 million combined with a decrease in the HPP segment of $1.4 million. The sales to Europe remained relatively flat due to an increase in the TS segment’s US division of $0.1 million, offset by a $0.1 million decrease in the HPP segment. The sales to Asia increased $0.3 million as a result of increased sales in the TS segment’s US division.

Gross Margins

Our gross margin ("GM") decreased $1.6 million for the nine months ended June 30, 2024 as compared to the same prior year period. The GM as a percentage of total sales increased to 36% for the nine months ended June 30, 2024 as compared to the same prior year period of 34%.

	June 30,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$12,390	32%	$13,218	30%	$(828)	2%
HPP	2,765	73%	3,516	66%	(751)	7%
Total	$15,155	36%	$16,734	34%	$(1,579)	2%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2024 and 2023 was as follows:

	June 30,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$4,503	18%	$6,070	19%	$(1,567)	(1)%
Services	7,887	60%	7,148	60%	739	—%
Total	$12,390	32%	$13,218	30%	$(828)	2%

The overall TS segment GM as a percentage of total sales increased to 32% for the nine month period ended June 30, 2024 compared to 30% from the prior year period. This is due to an increase in GM from services relative to products since services GM as a percentage of revenue is significantly higher than product GM as a percentage of revenue. Service GM as a percentage revenue remained relatively flat from the prior year without any significant changes in services type while there was a slight decrease in product GM as a percentage of revenue from the prior year due to product mix.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2024 and 2023 was as follows:

	June 30,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$2,040	80%	$2,762	67%	$(722)	13%
Services	725	58%	754	64%	(29)	(6)%
Total	$2,765	73%	$3,516	66%	$(751)	7%

The overall HPP segment GM as a percentage of sales increased to 73% for the nine months ended June 30, 2024 from 66% for the nine months ended June 30, 2023. The 13% increase in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to one large ARIA Zero Trust Gateway order in the nine months ended June 30, 2024, which was nearly all GM. The 6% decrease in service GM as a percentage of service revenue for the nine months ended June 30, 2024 compared to the same prior year period was due to decreased royalty sales, which are nearly all GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment decreased to $2.2 million for the nine months ended June 30, 2024 when compared to the same prior year period of $2.4 million due to lower consulting and decreased labor expenses of $0.2 million. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
		% of		% of	$	%
	2024	Total	2023	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$9,512	74%	$9,401	78%	$111	1%
HPP segment	3,309	26%	2,722	22%	587	22%
Total	$12,821	100%	$12,123	100%	$698	6%

SG&A expenses increased $0.7 million for the nine months ended June 30, 2024 compared to the same prior year period. The $0.1 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased stock compensation expense. The HPP segment SG&A expenses increased $0.6 million for the nine months ended June 30, 2024 as compared to the prior year period due to increased consulting expenses of $0.2 million, increased stock compensation of $0.2 million, increased costs related to tradeshows and traveling of $0.1 million, and increased recruiting costs of $0.1 million.

Other Income/Expenses

The following table details other income, net for the nine months ended June 30, 2024 and 2023:

	Nine months ended

	June 30, 2024	June 30, 2023	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(152)	$(709)	$557
Interest expense	(150)	(208)	58
Interest income	1,497	987	510
Other income, net	37	62	(25)
Total other income, net	$1,232	$132	$1,100

Total other income, net for the nine months ended June 30, 2024 increased approximately $1.2 million to income of $1.3 million compared to income of $0.1 million in the same prior year period.

The $0.6 million decreased foreign exchange loss for the nine months ended June 30, 2024 was due to the US Dollar and Euro weakening less relative to the British Pound compared to the same prior year period. In consolidation, US dollars and Euros are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the foreign exchange loss on the income statement. The foreign exchange loss was primarily from the US Dollar bank account in our TS UK division.

Interest income increased $0.5 million for the nine months ended June 30, 2024 compared to the same prior year period primarily due to increased interest rates from the same prior year period, which has resulted in increased interest income from money market accounts in both the US and UK. There was a slight decrease in interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements that have payment terms in excess of one year with higher interest rates have been entered into during fiscal year 2023 and 2024, this is more than offset by lower interest income recognized from prior agreements as interest income decreases as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense decrease of $58 thousand for the nine months ended June 30, 2024 compared to the same prior year period was related to the TS US division making principal payments on multi-year vendor contracts that started in the second quarter of fiscal year 2021 related to sales agreements that have payment terms in excess of one year as the Company incurs less interest expense over time as principal payments are made. Additionally, there was no interest expense incurred in the current period for the note payable compared to the prior year as the note was paid in full the first day of fiscal year 2024. These decreases were partially offset by an increase from several subsequent multi-year vendor agreement in the third quarter of fiscal year 2023 and fiscal year 2024. See Note 8 Accounts payable and other noncurrent liabilities in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax expense of $73 thousand was recorded for the nine months ended June 30, 2024 compared to an income tax benefit of $1.5 million in the same period of 2023. The estimated annualized effective income tax rate for the nine months ended June 30, 2024 was 19.2%, excluding the impacts of the UK entity which continues to experience losses and maintains a full valuation allowance, compared to the estimated annualized effective income tax rate of 22.0% for the nine months ended June 30, 2023. The difference between our effective income tax rate and the U.S. federal statutory rate for the three months ending June 30, 2024 and the same period of 2023 are the impact of state taxes and tax credits that we expect to be able to utilize against federal and state taxes.

The effective tax rate for the nine months ended June 30, 2024 was 4.9%, excluding the UK as previously mentioned, driven by excess tax benefits on restricted stock awards vesting during the period. The effective tax rate for the nine months ended June 30, 2023 was (51.4)%, excluding the UK, which was primarily driven by the release of a significant portion of the valuation allowance against our deferred tax assets in the U.S.

While the Company had maintained a full valuation allowance, we had been using the discrete effective tax rate method to calculate income taxes for the purposes of quarterly reporting. Now that the valuation allowance has been reduced, the Company has resumed using the annualized effective tax rate method to calculate income taxes as prescribed under ASC 740 and has done so for the three and nine months ended June 30, 2024.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents increased by $3.7 million to $28.9 million as of June 30, 2024 from $25.2 million as of September 30, 2023.

The following is a summary of our cash flows for the nine months ended June 30, 2024 and 2023:

	Nine months ended

(Dollar amounts in thousands)	2024	2023

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$5,721	$(4,948)
Investing activities	(238)	(2,681)
Financing activities	(1,824)	(2,600)
Effect of exchange rate changes on cash	15	95
Increase (decrease) in cash and cash equivalents	$3,674	$(10,134)

Operating Activities

Cash provided by operating activities was $5.7 million for the nine months ended June 30, 2024 compared to $4.9 million used in operating activities in the prior year. The increase from the prior year is primarily related to an increase in accounts payable and accrued expenses of $9.1 million, decreased accounts receivable of $4.8 million and decreased other long-term liabilities of $1.7 million. These items were partially offset by decreased net income of $2.5 million, decreased other assets of $2.3 million, increased financing receivables of $0.8 million, and increased inventory of $0.1 million. Inventory fluctuations are dependent on when orders are received and shipped. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $0.2 million for the nine months ended June 30, 2024 compared to $2.7 million for the prior year. The decrease in cash used from the prior year is primarily related to purchases of $3.5 million in held-to-maturity investments and proceeds of held-to-maturity investments of $1.2 million, which occurred in the prior year and did not reoccur in the nine months ended June 30, 2024.

Financing Activities

Cash used in financing activities was $1.8 million for the nine months ended June 30, 2024 compared to $2.6 million for the prior year period. The decrease was due to the timing in the net borrowing on our line-of-credit, which for the nine months ended June 30, 2024 we had a net payment of $0.7 million compared to a net payment of $1.8 million in the prior year period. This decrease in cash used in the current period was partially offset by increased cash dividends paid of $0.2 million from the prior year and $0.1 million of increased purchases of common stock.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.0 million as of June 30, 2024 and consisted of 0.2 million Euros, 0.2 million British Pounds, and 4.6 million US Dollars. This cash is included in our total cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of June 30, 2024 and September 30, 2023, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.2 million and $13.5 million were available as of June 30, 2024 and September 30, 2023, respectively. As of June 30, 2024 and September 30, 2023 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Notes Payable and Line of Credit.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.       Purchases of equity securities

On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 500 thousand additional shares of the Company's outstanding common stock (retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend, see Note 1 in this Form 10-Q) at market price. The plan does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason. As of May 14, 2020, we suspended our stock repurchase program until further economic clarity. The Board of Directors approved the activation of the suspended stock repurchase program on December 29, 2021.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
May 1-31, 2024	2,400	$14.56	2,400	339,854
June 1-30, 2024	2,400	$14.42	2,400	337,454

Item 5.         Other

During the nine months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description
3.1	Articles of Amendment to the Articles of Organization of CSP Inc. (incorporated by reference to Item 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated

Balance Sheets as of June 30, 2024 and September 30, 2023, (b) our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2024 and 2023, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2024 and 2023, (e) our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 19, 2024	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 19, 2024	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer