Form 10-K
period 2024-09-30
CSP INC /MA/
filed 2024-12-20
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $158,179,808, based on the closing sale price of $18.46 as reported on the Nasdaq Global Market on March 31, 2024.

As of December 19, 2024, we had outstanding 9,882,613 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2024.

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

Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, our dependence on contracts with the U.S. federal governmentg and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements, other than as required by law.

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

•

Third party products and professional services are marketed and sold through the Company’s direct sales force into a variety of vertical markets, including automotive, defense, healthcare, education, federal, state and local government, and maritime.

HPP Segment

●	The HPP segment revenue comes from three distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters and related software for commercial, government and OEM customers; and (iii) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio comprised of 3 products: ARIA Packet Intelligence software which is used by customers for its high-speed wire-rate in-line packet filtering, steering and policy enforcement functions. ARIA Advanced Detection and Response solution used by customers to find and stop threats in real-time by monitoring their entire network, device and services footprint. It is used as the basis of MDR (Managed Detection and Response) services offered by ARIA and its MSSP partners who provide it as part of a 24x7 managed SOC (Security Operations Center) offering. The product automates the MITRE ATT&CK™ framework to find threats up to 100 times faster with fewer human resources than other solutions.

●	In July of 2023 ARIA Zero Trust (AZT) PROTECT™ was introduced to the market. ARIA AZT PROTECT™ was designed to fill a gap in the market – stopping the most sophisticated attacks that are used to attack critical infrastructure applications before harm can be done. It compliments other protection technologies already in place and can stop some of the most well-known attacks including the SolarWinds attack, and the recent Russian sponsored Sandworm attacks used on utilities and energy infrastructure. The product is already deployed and generating revenue from its initial contracts.

●	Revenue is derived from: (i) license sales of our software platform components, (ii) support packages and (iii) any required supporting services. The software licenses, the support packages, as well as supporting services are renewable on a recurring basis.
●	The ARIA portfolio is of value to regulated industries, such as manufacturing, pharmaceuticals, financial services, energy production, utilities, transport and healthcare, due to the rise of critical infrastructure regulations enforced at the federal, U.S. state, and international level, as well as industry entities. In addition, due to the complexities and high-costs associated with enterprise-wide security, particularly in the creation and operation of SOCs, we believe that ARIA will be attractive to organizations that desire SOC level protections without incurring the procurement of disparate tools and the need to hire and retain highly trained security analysts. We also have begun selling our unique solution into Managed Security Service Providers (“MSSPs”) that want to offer a lower cost, more effective service at detecting today’s widening range of cyber-attacks.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security. The ARC series has reached end of life due to ASIC supplier problems which will significantly reduce its contribution to the HPP line of business. The focus is now supporting its applications on 3rd party provided intelligent network interface cards.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs through FY 2025 and supported for several years via our repair services offering. The revenue from these products, as a percentage of overall Company revenue, is expected to continue to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ending September 30, 2024 and 2023. Additional segment and geographical information are set forth in Note 18 Segment Information to the consolidated financial statements.

Segment	2024	%	2023	%

	(Dollar amounts in thousands)
TS	$51,065	92%	$57,774	89%
HPP	4,154	8%	6,873	11%
Total Sales	$55,219	100%	$64,647	100%

TS Segment

Products and Services

Integration Solutions

The TS segment is a value-added reseller ("VAR") of third-party hardware and software technology solutions along with our advanced technology consulting, professional IT, managed IT and Cloud services. Our value proposition is our ability to support the complete IT life cycle of planning, designing, implementing and optimizing a comprehensive solution into our customers’ IT environments, to help achieve their expected business outcomes.

Third-Party Hardware and Software

We sell third-party hardware, software, and information technology products, with a strategic focus on industry standard servers and data center infrastructure solutions, midrange data storage infrastructure products, networking and mobility products, unified communications, and advanced IT security hardware and software solutions. Our key offerings include products from Hewlett Packard (HPE)/Aruba, Cisco Systems, Palo Alto Networks, Nutanix, Dell EMC, Juniper Networks, Citrix, Intel, VMWare, Fortinet, Microsoft and Barracuda. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our diverse customers’ technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications, mobility and networking, to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with unique and/or complex IT environments. Many of our SMB customers have unique technology needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We offer our customers a single point of contact for complicated multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. We target SMB and LEB customers across all industries. Our current customers are in web and infrastructure hosting, education, travel, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing.

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

Sources and Availability of Product

No components used in our TS segment products are obtained from sole-source suppliers.

Backlog

The gross backlog of customer orders and contracts for the TS segment was approximately $4.9 million as of September 30, 2024, as compared to $7.5 million as of September 30, 2023. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all of the customer orders in backlog will ship and/or be provided during fiscal year 2025.

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

OEM vendors in the cybersecurity market can benefit from integrating the ARIA applications and leveraging them as internal solutions to allow their applications to scale and add critical functionality. OEMs are interested in running our ARIA SDS applications on their SmartNIC and other ARM-core based platforms.

As mentioned, MSSPs require simple, yet differentiated, solutions that can be deployed across their customer bases. The detection and automation capabilities found in ARIA solutions are valuable as they allow these security service providers to scale their offerings while increasing the productivity of their security operation center staff.

Manufacturing Market

Our focus for fiscal 2025 and beyond is to expand from our initial successes more broadly into this market and its various sub segments.

Energy/Utility Market

We believe our AZT PROTECT product is well suited to address a critical security gap in this market. Noting that sales cycles can be up to 1 year.

Competition

CSPi’s competition in the cybersecurity space comes primarily from the large, traditional security vendors like Palo Alto, VMware and security services providers like Arctic Wolf.

Manufacturing, Assembly and Testing

Currently, products are shipped to our customers directly from our plant in Lowell, Massachusetts.

Research and Development

For the year ended September 30, 2024, our expenses for R&D were approximately $3.0 million compared to approximately $3.1 million for the year ended September 30, 2023. Expenditures for R&D are expensed as they are incurred. Product development efforts in fiscal year 2023 and 2024 involved development of the ARIA product set, ARIA Zero Trust (AZT), and enhancements to our ADR product offering. We expect to continue to make investments related to the development of new cybersecurity software applications.

Intellectual Property

We rely on a combination of trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. We have newly issued as well as pending patents for the ARIA AZT PROTECT™ software and will be pursuing additional patent rights over time.

Sources and Availability of Product

No components used in our HPP segment products are obtained from sole-source suppliers.

Backlog

The gross backlog of customer orders and contracts in the HPP segment was $0.8 million as of September 30, 2024 as compared to $1.8 million as of September 30, 2023. Our backlog can fluctuate greatly. We can experience large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected nearly all of the customer orders in backlog will ship and/or be provided through fiscal year 2025.

Significant Customers

See Note 18 Segment Information in the notes to the consolidated financial statements for detailed information regarding customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2024 and 2023.

Employees

As of September 30, 2024, we had approximately 111 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal year ended September 30, 2024 and 2023 no one customer accounted for 10% or more of our total revenues for the fiscal year. Our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

We have made significant investments in our ARIA cyber security products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for ARIA products, services, and technologies. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically. Developing new technologies and products is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

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

Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.

Our international operation is subject to a number of risks.

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 3% and 3% of our total revenue for the fiscal years ended September 30, 2024 and 2023, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, and employee relations as a result of Brexit. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international activities and, consequently, on our business, financial condition or results of operations.

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

Government Contracting Risks

During certain fiscal years, we may depend on contracts with the federal government, primarily with the Department of Defense ("DoD"), for a portion of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived below 1% of our total revenue in fiscal year 2024 and 5% of our total revenue in fiscal year 2023 from the DoD as a subcontractor. Although we only derived 1% of our total revenue in fiscal year 2024, we expect that the DoD contracts to continue to be important to our business for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the General Services Administration, or any significant agency in the intelligence community or the DoD,  if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution ("CR") that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended, it could have significant consequences for our business and our industry.

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

Risks Related to Ownership of Our Common Stock

Failure to remediate and then maintain our internal control over our financial reporting could cause our financial reports to be inaccurate.

We are required to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting was ineffective as of September 30, 2024, and identified certain material weaknesses in our internal controls. While management is working to remediate the material weaknesses, there is no assurance that such changes will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business

Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

As of September 30, 2024, we discovered material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to remediate or maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 1C.     Cybersecurity

Risk Management and Strategy

We have implemented a comprehensive cybersecurity risk management strategy to evaluate, detect, and mitigate significant risks posed by cybersecurity threats. The Information Security Risk component of our overall Risk Management Policy outlines our approach to manage processes, people and technology to address and meet the ever-changing challenges in the global IT security landscape. Our program aims to safeguard our systems, data, and operations against cyber threats, maintain business continuity, ensure compliance with relevant privacy and other regulations, and fulfill our commitments to members, customers, suppliers, employees, and other stakeholders.

Our cybersecurity program is designed to align with and meet the rigorous standards set by industry frameworks such as NIST, SOC 2 Type 2, and other relevant guidelines. By adhering to these frameworks, we ensure that our security measures are robust, comprehensive, and effective in protecting our systems, data, and operations. This commitment not only helps us maintain compliance with regulatory requirements but also demonstrates our dedication to providing a secure environment for our members, customers, suppliers, employees, and other stakeholders.

Risk Assessment; Third Party Assessments and Audits

An information security Risk Assessment (RA) is conducted annually or following any significant changes to the operating or sensitive data environments to identify vulnerabilities and implement appropriate controls and risk mitigation strategies. These assessments can be conducted on any entity within CSPi or any external entity that has signed a Third-Party Agreement with CSPi, covering information systems, applications, servers, networks, and related processes. The IT Manager, along with the responsible department, oversees the execution, development, and implementation of remediation programs. The RA process involves assembling a team, defining the scope, identifying business and IT owners, conducting interviews, reviewing controls and incidents, developing a threat/risk matrix, and preparing an executive summary with recommendations. The Executive Team reviews and approves the recommendations, and a project is initiated to implement the necessary controls and procedures, which are tested quarterly.

Incident Response Planning

Our incident response policies and procedures are aligned with applicable laws and state policies. They encompass the identification of roles and responsibilities, investigation, containment and escalation procedures, documentation and preservation of evidence, communication protocols, and lessons learned.

We have established robust incident reporting policies and procedures. These include training employees and contractors to recognize and report incidents promptly upon discovery, as well as preparing and submitting follow-up written reports.

To date, no cybersecurity incident has resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business.

Governance

A formal process exists through our enterprise risk management matrix developed by the management team of the Company that tracks the Company’s material risks, associated mitigation and remediation strategies and direct accountability which is submitted quarterly to the Audit Committee for review and oversight.

The management team consists our Vice President and General Manager of the High Performance Products segment, which has developed cybersecuritiy software at the Company that multiple Fortune 500 companies are currently using. In addition, he has been the Chief Technical Officer and served in various roles at several cybersecuritiy companies over his 40 year career. He holds a Bachelor of Science in Business and Engineering as well as a Masters of Science in

Finance. Also on the team is the Vice President of Managed services at the Technology Solutions segment, who has over twenty years of technology experience including the monitoring and management of other oganization’s security systems.

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2024. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

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

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Purchases of equity securities. On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 500 thousand additional shares of the Company's outstanding common stock (retroactively adjusted for the effects of a stock split effected in the form of a 100% stock dividend, see Note 1 in this Form 10-K) at market price. The plan does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
August 1-31, 2024	100	$13.96	100	337,354
September 1-30, 2024	2,700	$12.04	2,700	334,654

Market information.   Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated. Amounts below are retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend February 21, 2024.

	2024		2023
Fiscal Year:	High	Low	High	Low
1st Quarter	$13.85	$8.00	$4.73	$3.51
2nd Quarter	$27.95	$9.10	$6.80	$4.71
3rd Quarter	$19.57	$12.20	$7.40	$5.25
4th Quarter	$17.82	$11.25	$11.80	$5.08

Stockholders.   We had approximately 64 holders of record of our common stock as of December 20, 2024. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 2,639.

Dividends.   For the fiscal years ended September 30, 2024 and 2023 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2023(1)	12/6/2022	12/21/2022	1/6/2023	$0.015
2023(1)	2/8/2023	2/24/2023	3/14/2023	$0.015
2023(1)	5/10/2023	5/25/2023	6/13/2023	$0.020
2023(1)	8/9/2023	8/23/2023	9/12/2023	$0.020
2024(1)	12/12/2023	12/22/2023	1/9/2024	$0.020
2024(1)	2/14/2024	2/26/2024	3/8/2024	$0.025
2024	5/8/2024	5/24/2024	6/12/2024	$0.030
2024	8/13/2024	8/23/2024	9/10/2024	$0.030

(1)	Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1)

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

Recent trends affecting our financial performance

As of September 30, 2024, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Overview of Fiscal 2024 Results of Operations

Revenue decreased by approximately $9.4 million, or 15%, to $55.2 million for the fiscal year ended September 30, 2024 compared to $64.6 million for the fiscal year ended September 30, 2023.

Gross profit margin percentage remained consistent at 34% for the fiscal year ended September 30, 2024 and 2023.

We generated an operating loss of $(1.9) million for the fiscal year ended September 30, 2024 as compared to operating income of $1.9 million for the fiscal year ended September 30, 2023.

Other income, net was $1.5 million for the fiscal year ended September 30, 2024 as compared to $2.9 million for the prior year.

The Company recorded an income tax benefit of $(93) thousand, which reflected an effective tax rate of 22.2%, for the fiscal year ended September 30, 2024 compared to an income tax benefit of $(469) thousand, which reflected an effective tax rate of (9.9)% for the fiscal year ended September 30, 2023.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2024	of sales	September 30, 2023	of sales

	(Dollar amounts in thousands)
Sales	$55,219	100%	$64,647	100%
Costs and expenses:
Cost of sales	36,364	66%	42,727	66%
Engineering and development	2,956	5%	3,140	5%
Selling, general and administrative	17,771	32%	16,910	26%
Total costs and expenses	57,091	103%	62,777	97%
Operating (loss) income	(1,872)	(3)%	1,870	3%
Other income, net	1,453	3%	2,865	4%
(Loss) income before income taxes	(419)	(1)%	4,735	7%
Income tax benefit	(93)	—%	(469)	(1)%
Net (loss) income	$(326)	(1)%	$5,204	8%

Revenues

Revenue decreased by approximately $9.4 million, or approximately 15%, to $55.2 million for the fiscal year ended September 30, 2024 compared to $64.6 million for the fiscal year ended September 30, 2023.

TS segment revenue changes by products and services for the fiscal years ended September 30, 2024 and 2023 were as follows:

	September 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$34,194	$41,674	$(7,480)	(18)%
Services	16,871	16,100	771	5%
Total	$51,065	$57,774	$(6,709)	(12)%

Our TS segment revenue decreased by approximately $6.7 million consisting of a decrease of $6.6 million in our U.S. division combined with a decrease of $0.1 million in our U.K. division. The decrease in TS segment product revenue of $7.5 million during the period was the result of a $7.4 million decrease in the U.S. division combined with a decrease of $0.1 million in the U.K. division. Interest rates were relatively high compared to prior years in fiscal year 2024 along with inflation which caused economic uncertainty and some reduced customer spending on products. The decrease in our U.S. division product revenue year over year was primarily associated with several existing major customers, partially offset by an increase with several new major customers and existing customers. The decrease in the U.K. division year over year was primarily associated with two major customers. The increase in TS segment service revenue of $0.8 million as compared to the prior year was in the U.S. division. In fiscal year 2024 as compared to the prior year, the U.S. division had an increase of $1.1 million in third party maintenance revenue, an increase of $0.4 million in managed services, partially offset by a decrease of $0.7 million in internal services.

HPP segment revenue changes by product and services for the fiscal years ended September 30, 2024 and 2023 were as follows:

	September 30,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$2,599	$5,475	$(2,876)	(53)%
Services	1,555	1,398	157	11%
Total	$4,154	$6,873	$(2,719)	(40)%

Our HPP segment revenue decreased by approximately $2.7 million or 40%. The decrease in HPP product revenue of $2.9 million in the fiscal year ended September 30, 2024 was primarily the result of two major non-recurring transactions of $1.8 million and $1.2 million in the prior year along with several other customers, partially offset  by one major AZT sale in fiscal year 2024. The increase in HPP service revenue of approximately $0.2 million for the fiscal year ended September 30, 2024 was primarily the result of a $0.5 million increase in ARIA revenue, partially offset with a decrease of $0.3 million in royalty revenues on high-speed processing boards related to the E2D program as compared to the fiscal year ended September 30, 2023.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

	September 30,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$53,308	97%	$62,763	97%	$(9,455)	(15)%
Europe	1,125	2%	1,429	2%	(304)	(21)%
Asia-Pacific	786	1%	455	1%	331	73%
Totals	$55,219	100%	$64,647	100%	$(9,428)	(15)%

The $9.5 million decrease in the Americas revenue for the fiscal year ended September 30, 2024 as compared to the fiscal year ended September 30, 2023 was primarily due to decreased revenue by our TS-US division of $7.0 million, decreased revenue by our TS-UK division of $0.1 million, and decreased revenue by our HPP segment of $2.4 million. Sales to Europe decreased by $0.3 million primarily due to a decrease by our HPP segment of $0.3 million. Sales to Europe in the TS segment remained flat with an increase in the TS-US division of $0.1 million, offset with a decrease in the TS-UK division of $0.1 million. Sales to Asia-Pacific increased $0.4 million due to the TS-US division.

Gross Margins

Our gross margin ("GM") decreased by $3.1 million to $18.9 million for fiscal year 2024 as compared to GM of approximately $21.9 million for fiscal year 2023. The total GM as a percentage of revenue remained flat at 34% for fiscal year 2024 and 2023.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	September 30,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$16,153	32%	$17,666	31%	$(1,513)	1%
HPP	2,702	65%	4,254	62%	(1,552)	3%
Total	$18,855	34%	$21,920	34%	$(3,065)	—%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	September 30,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$6,130	18%	$8,197	20%	$(2,067)	(2)%
Services	10,023	59%	9,469	59%	554	—%
Total	$16,153	32%	$17,666	31%	$(1,513)	1%

The overall TS segment GM as a percentage of revenue increased to 32% in fiscal year 2024 from 31% in fiscal year 2023. The $2.1 million product GM decrease in fiscal year 2024 as compared to the prior year resulted from a decrease in the U.S. division. Product GM as a percentage of revenue decreased 2% for fiscal year 2024 compared to the prior year due to product mix. The $0.6 million increase in our TS segment service GM in fiscal year 2024 as compared to the prior year resulted from an increase in GM in the U.S. division. Service GM as a percentage of revenue remained flat at 59% in fiscal year 2024 due to increased third party maintenance revenue, which is recorded as net sales meaning all the gross margin is recorded in the services revenue financial statement line item causing increased GM as a percentage of revenue, offset by decreased GM from internal services which have associated fixed costs which decreased the GM as a percentage of revenue.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	September 30,
	2024		2023		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$1,863	72%	$3,428	63%	$(1,565)	9%
Services	839	54%	826	59%	13	(5)%
Total	$2,702	65%	$4,254	62%	$(1,552)	3%

The overall HPP segment GM as a percentage of revenue increased to 65% in fiscal year 2024 from 62% in fiscal year 2023. The GM as a percentage of sales from products increased 9% primarily due to the large ARIA AZT sale which was nearly all GM. The GM as a percentage of sales from services decreased 5% primarily due to decreased Multicomputer royalty revenues, which is nearly all GM and recorded as service revenue.

Engineering and Development Expenses

Our engineering and development expenses are only in our HPP segment. These expenses decreased $0.1 million to $3.0 million for fiscal year 2024 from $3.1 million for fiscal year 2023. This was primarily due to decreased labor expenses of $0.2 million in fiscal year 2024 when compared to fiscal year 2023, partially offset by increased stock compensation of $0.1 million. Fiscal year 2024 and 2023 expenses were primarily for product engineering expenses incurred in connection with the further development of the ARIA Zero Trust (AZT) and ARIA SDS cyber security products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2024 and 2023:

	Year ended September 30,
		% of		% of	$	%
	2024	Total	2023	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$13,179	74%	$13,089	77%	$90	1%
HPP segment	4,592	26%	3,821	23%	771	20%
Total	$17,771	100%	$16,910	100%	$861	5%

The TS segment SG&A expenses increased approximately $0.1 million for the fiscal year ended September 30, 2024 when compared to the prior year. This increase was primarily due to an increase in audit and tax fees of $0.3 million, an increase in stock compensation expense of $0.2 million, an increase in actuarial fees of $0.2 million in connection to preparing to sell the pension in the TS-UK division, partially offset with decreased variable compensation of $0.3 million and decreased bonus of $0.3 million.

The HPP segment SG&A expense increase of $0.8 million for the fiscal year ended September 30, 2024 when compared to the prior year was primarily attributed to increased consulting of $0.4 million, increased professional services of $0.2 million, increased selling including travel and events of $0.2 million, increased stock compensation of $0.1 million, increased recruiting of $0.1 million, partially offset by decreased bonuses of $0.2 million.

Other Income/Expenses

The following table details our other income (expense) for the years ended September 30, 2024 and 2023:

	Twelve months

	September 30, 2024	September 30, 2023	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(438)	$(581)	$143
Interest expense	(235)	(262)	27
Interest income	2,047	1,460	587
Employee Retention Tax Credit, net of costs to collect	—	2,136	(2,136)
Other income, net	79	112	(33)
Total other income, net	$1,453	$2,865	$(1,412)

For the year ended September 30, 2024 the foreign exchange loss decreased $0.1 million primarily due to the U.S. dollar weakening less against the British pound in fiscal year 2024 compared to the prior year. The U.K. division has bank accounts with U.S. dollars and Euros. In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain or loss is primarily from a U.S. Dollar and Euro bank account. The U.S. Dollar bank account consists of approximately 87% of the currency held in the U.K. subsidiary after remeasurement into U.S. dollars.

Interest expense decreased $27 thousand for the year ended September 30, 2024 compared to the prior year period primarily due to less interest expense related to multi-year agreements with vendors in the TS U.S. division. Payments on these agreements contain both principal and interest expense. As principal payments are made the interest expense decreases. See Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Annual Report on Form 10-K.

Interest income increased $0.6 million for the year ended September 30, 2024 when compared to the prior year. Interest income from cash and cash equivalents in fiscal year 2024 increased $0.7 million from prior year due to a significantly higher average balance during fiscal year 2024 earning interest income, partially offset by decreased interest income from multi-year agreements of $0.1 million. These agreements have payment terms in excess of one year (see Note 3 Financing Receivables, net in Item 1 to this Annual Report on Form 10-K for details) and are only in the TS-US segment.

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

Income Taxes

The Company recorded an income tax benefit of $(93) thousand, which reflected an effective tax rate of 22.2%, for the year ended September 30, 2024. The provision is primarily driven by the benefit recognized as a result of windfalls for restricted stock awards that vested during the period, offset by the change in valuation allowance. The benefit recorded during the fiscal year was $189 thousand for the windfall on restricted stock awards vesting during the period and an expense of $180 thousand for the change in valuation allowances against deferred tax assets.

For the year ended September 30, 2023, the income tax benefit was approximately $(469) thousand, which reflected an effective tax rate of a (9.9)% benefit. The provision was primarily driven by the benefit recognized as a result of the release of the valuation allowance against the majority of the Company's deferred tax assets. The benefit recorded during the fiscal year was $1.8 million for valuation allowances released on deferred tax assets related to prior years. The Company also claimed and received the Employee Retention Credit, which resulted in a net benefit of approximately $134 thousand, after amending prior year returns.

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. The Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S. jurisdiction will be utilized and that associated valuation allowances should be reversed during year ended September 30, 2024. The Company separately analyzed the realizability of its federal and state credits and determined $796 thousand (net of federal benefit) of state credits are expected to expire unutilized and kept a valuation allowance against these credits. The Company will continue to maintain a valuation allowance against certain state tax credits in the U.S. and a full valuation allowance against the net deferred tax assets in the U.K. jurisdiction.

Liquidity and Capital Resources

Cash Flows

Our primary source of liquidity and capital resources is our cash from operations and our line of credit.

Cash and cash equivalents increased by $5.4 million to $30.6 million as of September 30, 2024 from $25.2 million as of September 30, 2023.

The following is a summary of our cash flows for the fiscal year ended September 30, 2024 and 2023:

	Year ended

(Dollar amounts in thousands)	2024	2023

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$4,213	$3,907
Investing activities	(256)	(341)
Financing activities	1,379	(2,401)
Effect of exchange rate changes on cash	32	70
Increase in cash and cash equivalents	$5,368	$1,235

Operating Activities

Cash provided by operating activities was $4.2 million for the year ended September 30, 2024 compared to $3.9 million for the prior year. The increase from prior year is primarily related the change in Accounts payable and accrued expense payments of $13.0 million as a large payment run at the end of fiscal year 2023 when in fiscal year 2024 there was not and a decrease in pension and retirement plan liabilities of $0.4 million. The primary decreases include a decrease of net income (loss) change of $5.5 million, a decrease of $4.9 million in other assets, and a decrease of $2.7 million in accounts receivable.

The remaining differences are related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $258 thousand for the year ended September 30, 2024 compared to $341 thousand used in investing activities for the prior year. The decrease from the prior year is primarily related to less additions of intangible assets and less purchases of property, equipment, and improvements during fiscal year 2024 when compared to the prior fiscal year.

Financing Activities

Cash provided by financing activities was $1.4 million for the year ended September 30, 2024 compared to $2.4 million used in financing activities for the prior year. The primary difference was the timing in the net borrowing on the line-of-credit, which for the year ended September 30, 2024 we had a net borrowing of $2.7 million compared to a net payment of $1.6 million in the prior year. Additionally, in fiscal year 2024 there were increased cash dividends paid by $0.4 million and increased treasury stock repurchases of $0.1 million compared to the prior fiscal year.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled the equivalent of approximately $5.4 million as of September 30, 2024, which consisted of 0.4 million Euros, 0.3 million British Pounds, and 4.7 million U.S. Dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K. Subsequent to September 30, 2024, the U.K. pension assets, excluding cash, were all converted into cash to sell the U.K. pension obligation. As of the date of this filing, there is an agreement to sell the pension obligation in full. This agreement has many contingencies and the expected timeframe of the sale occurring is 4 to 16 months from the date of this filing.

As of September 30, 2024 and September 30, 2023, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $10.2 million and $13.5 million were available as of September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024 and September 30, 2023 there were no cash withdrawals outstanding. For a further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 12 Line of Credit.

The last note payable was paid in full in fiscal year 2024 of $0.4 million and no notes remain outstanding as of September 30, 2024. There is a total of $3.8 million due to vendors with financing agreements outstanding as of September 30, 2024, including $2.3 million payments to be made that are current. Each vendor financing agreement was related to a sale and has a related financing receivable. There is a total of $7.3 million due to the Company of customer financing agreements outstanding as of September 30, 2024, including $4.3 million to be received that are current.

A subsequent review of qualified wages for the Employee Retention Credit was performed during the preparation of the tax provision for fiscal year 2023 and it was determined $0.6 million of the money received did not qualify and was paid back to the Internal Revenue Service (IRS) except for $11k, which is still owed to the IRS as of September 30, 2024. This $0.6 million was included in Cash and cash equivalents as of September 30, 2023. However, this amount was not recognized in net income in the Consolidated statements of operations for the fiscal year ended September 30, 2023. The Company may be subject to interest and penalties related to this cash.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the inventory valuation, income taxes, deferred compensation, revenue recognition, retirement plans, and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, valuation allowances, specifically the net deferred tax asset valuation allowance, inventory valuation, and pension and retirement plans.

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

Gross versus Net Revenue

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as the principal party to the transaction or acting as an agent or broker based on control and timing. We are the principal if we control the good or service before that good or service is transferred to the customer. For each identified performance obligation in a transaction, we evaluate the facts and circumstances present to determine whether or not we control the specified good or service prior to transfer to the customer. This evaluation includes, but is not limited to, assessing indicators such as whether: (i) we are primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) we have inventory risk before the specified good or service has been transferred to a customer and (iii) we have discretion in establishing the price for the specified good or service. When the evaluation indicates we control the specified good or service prior to transfer to the customer, we are acting as a principal. When the evaluation indicates we do not control the specified good or service prior to transfer to the customer, we are acting as an agent.

We record revenue as gross when we are the principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that includes critical updates. When CSPi sells goods and services with a financing component the strongest indicator is whether the Company has discretion in selling price as many of the agreements are brought to us at predetermined price by the manufacturer.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2024. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2024. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2024. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. This is due to the fact that we have identified material weaknesses described in this Item 9A and we are not yet able to conclude that such material weaknesses have been remediated by the changes we made in response to those material weaknesses.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

● pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company

● provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024.

“In making its assessment of internal control, management used the criteria described in “Internal Control Integrated Framework” under the 2013 Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.” As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

Material Weaknesses

As of September 30, 2024, management has identified material weaknesses. As defined in Rule 12b-2 under the Exchange Act, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

In August 2024 during its fiscal 2024 third quarter review the Company identified certain control deficiencies related to its business expense reimbursement and selected purchases policy and application of a legacy credit card program for Company credit cards.  The control deficiencies arose out of a lack of adequate review and incomplete supporting documentation related to certain business expenses including those for reimbursement for Company credit card charges from a C level Company executive as well as undocumented compensation agreement with regards to the use of credit card points which resulted in undisclosed compensation.   The Audit Committee engaged a third party to investigate and analyze certain transactions made on the corporate credit card and it was not led by management. As of September 30, 2024, the C-level executive returned to the Company approximately $20,000 in aggregate related to the portion of the undisclosed compensation in excess of the intended compensation agreement

In response to these control deficiencies, the Company performed additional analysis and reconciliation around all the credit card activity,  including reimbursement,  purchases and  review of  the credit card use policies, assessed various alternatives to remediate this material weakness and implemented changes to our internal controls including implementation of additional review and confirmation process by designated employees and the termination of the legacy benefit program identified above.

During the preparation of the Company’s annual financial statement, the Company performed further analysis and testing of these controls including the newly implemented controls.  These identified control deficiencies could have resulted in a material misstatement of the Company’s financial statements that would not have been prevented or detected, although no such misstatements occurred.

During the preparation of our annual financial statements, we determined that the controls over the credit card process were not operating effectively, and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024. The COSO principles of Exercises oversight responsibility and develops control activities were not properly followed in our internal controls. Although we have implemented changes to our internal controls over financial reporting as described herein, at this time we cannot conclude that the material weakness has been remediated. Accordingly, management concluded that the control deficiencies were a material weakness in the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weakness, which includes the following steps.

●	All points earned on the Company credit cards will accrue only to the benefit of the .Company.
●	The Company will further update its Credit Card purchase and Reimbursement Policy and take steps to ensure the Expense Policy is followed with documentation and proper approvals.
●	In fiscal year 2025, internal audit will test a reasonable number of selections from all corporate credit card expenses monthly and report findings directly to the Company’s CFO. If there is an exception, this will be reported to the Audit Committee
●	Quarterly a summary report of Credit card internal audit results will be reported to the Audit Committee.

They consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

Income Tax

Management identified another material weakness in our internal controls over financial reporting for income taxes relating to current/non-current taxes payable, certain deferred tax assets and liabilities, and current and deferred tax expenses. We use a third-party provider to prepare our tax provision and related disclosures on a quarterly basis. The company reviews the provision and disclosures. We believe the material weakness occurred due to a lack of competency of the third-party provider and management needs to perform a more comprehensive review with the third-party preparer. Management put in place a remediation plan to address the material weakness as described below however, as a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

Remediation of Material Weaknesses

With oversight from the Audit Committee, management designed and began implementing changes in processes and controls to remediate the material weakness relating to income taxes identified and has enhanced the Company's internal control over financial reporting as follows:

o	Hire a new accounting firm with global expertise as our new third-party tax provider to prepare tax provisions and corporate income tax returns. We intend to use this firm to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan.

o	Hold quarterly meetings with our new third-party tax provider to discuss changes in tax law, key aspects of our quarterly/annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of the third-party provider prepared provisions and returns.

o	Provide income tax accounting training to those involved in the review of the tax data from our third-party tax provider.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2024, the Company began implementing the remediation efforts described above for both material weaknesses. There were no other changes in our internal control over financial reporting during the year ended September 30, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) reports” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP Inc. 2014 Employee Stock Purchase Plan (the "ESPP") and the 2015 Stock Incentive Plan. In fiscal 2024 and 2023, the Company granted certain key employees, certain officers including its Chief Executive Officer and non-employee directors’ shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees and officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2024 regarding the total number of securities outstanding under these equity compensation plans.

Number of securities
	Number of securities to be		Weighted-average		remaining available for future
	issued upon exercise		exercise price of		issuance under equity
	of outstanding options,		outstanding options,		compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity plans approved by security holders	651,350	(1)	$—	(2)	701,811	(3)
(1)	Includes only non-vested restricted stock awards issued under the 2015 Stock Incentive Plan.

(2)	There are only non-vested restricted awards outstanding, which do not require the holder to give any consideration for the awards.
(3)	Includes 191,434 shares under the 2015 Stock Incentive Plan and 509,377 shares under the 2014 Employee Stock Purchase Plan.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2024 and 2023

Consolidated Statements of Operations for the years ended September 30, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended September 30, 2024 and 2023

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	Articles of Amendment to the Company's Articles of Organization, adopted February 21, 2024		8-K	February 22, 2024	3.1
3.3	Articles of Amendment to the Company's Articles of Organization, adopted June 26, 2024		8-K	June 27, 2024	3.1
3.4	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities	X
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.4*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.5*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.11
10.6*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.7*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.8	2015 Lowell, MA Lease		10-K	December 24, 2015	10.21
10.9	2015 Deerfield Beach, FL Lease		10-K	December 24, 2015	10.20
10.10*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.11*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
19.1	Insider Trading Policy	X
21.1	Subsidiaries	X
23.1	Consent of RSM LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy relating to recovery of erroneously awarded compensation		10-K	December 13, 2023	97.1
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 20, 2024
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 20, 2024
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 20, 2024
Mike Newbanks

/s/ C. Shelton James	Director	December 20, 2024
C. Shelton James

/s/ Raymond Charles Blackmon	Director	December 20, 2024
Raymond Charles Blackmon

/s/ Marilyn T. Smith	Director	December 20, 2024
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 20, 2024
Izzy Azeri

 Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSP Inc. and Subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to these contracts included the following, among others:

●	We evaluated management’s significant accounting policies related to these third-party contracts for consistency with accounting standards.
●	For a selection of contracts, we performed the following procedures:
o	Inspected the customer invoice and purchase order to determine whether the sale represented a valid and enforceable transaction with a customer.
o	Compared the cost per the Company’s records to the cost per the vendor invoice.
o	For third-party service contracts, we assessed the terms in the customer purchase order, customer invoice and vendor invoice and evaluated the Company’s determination of principal versus agent presentation. For those contracts where the Company is acting as an agent or broker, we:
•	Compared the description of the transaction per the customer invoice to management’s summary file of gross vs. net transactions.
•	Assessed the reasonableness of the revenue allocation of third-party service contracts and the related vendor costs.
•	Evaluated the accuracy of the summary file through inspection of customer and vendor invoices, purchase orders and information on vendor websites accessed through third-party search engines and through inquiries with management.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Coral Gables, Florida

December 20, 2024

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$30,585	$25,217
Accounts receivable, net of allowances of $147 and $100	14,494	12,955
Financing receivables, net of allowances of $12 and $0	4,384	7,171
Inventories	2,293	2,542
Other current assets	3,093	2,479
Total current assets	54,849	50,364

Property, equipment and improvements, net	429	525
Operating lease right-of-use assets	489	966
Intangibles, net	50	46
Financing receivables due after one year, net of allowances of $25 and $0	2,922	4,224
Deferred income taxes, net	2,734	2,346
Cash surrender value of life insurance	5,589	5,356
Pension benefits assets	2,201	1,958
Other assets	173	119
Total assets	$69,436	$65,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,084	$10,785
Line of credit	4,169	1,515
Note payable	—	449
Deferred revenue and contract liabilities	2,171	1,898
Pension and retirement plans	76	98
Income taxes payable	182	914
Total current liabilities	18,682	15,659
Pension and retirement plans	1,306	1,251
Operating lease liabilities - noncurrent portion	117	482
Income taxes payable	447	513
Other noncurrent liabilities	1,614	1,851
Total liabilities	22,166	19,756

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,776 and 9,456 (1) shares, respectively	98	94
Additional paid-in capital(1)	22,689	20,837
Retained earnings	29,848	31,311
Accumulated other comprehensive loss	(5,365)	(6,094)
Total shareholders’ equity	47,270	46,148
Total liabilities and shareholders’ equity	$69,436	$65,904

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend for fiscal year 2023 (see Note 1)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Year Ended
	September 30,	September 30,
	2024	2023
Sales:
Product	$36,793	$47,149
Services	18,426	17,498
Total sales	55,219	64,647

Cost of sales:
Product	28,800	35,524
Services	7,564	7,203
Total cost of sales	36,364	42,727

Gross profit	18,855	21,920

Operating expenses:
Engineering and development	2,956	3,140
Selling, general and administrative	17,771	16,910
Total operating expenses	20,727	20,050

Operating (loss) income	(1,872)	1,870

Other income (expense):
Foreign exchange loss	(438)	(581)
Interest expense	(235)	(262)
Interest income	2,047	1,460
Employee Retention Tax Credit, net of costs to collect	—	2,136
Other income, net	79	112
Total other income, net	1,453	2,865
(Loss) income before income taxes	(419)	4,735
Income tax benefit	(93)	(469)
Net (loss) income	$(326)	$5,204
Net (loss) income attributable to common shareholders	$(326)	$4,884

Net (loss) income per common share - basic(1)	$(0.04)	$0.56
Weighted average common shares outstanding - basic(1)	9,041	8,762

Net (loss) income per common share - diluted(1)	$(0.04)	$0.55
Weighted average common shares outstanding - diluted(1)	9,041	8,941

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend for fiscal year 2023 (see Note 1)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2024	2023
Net (loss) income	$(326)	$5,204
Other comprehensive income:
Unrealized actuarial gain on minimum pension liability, net of tax effect	6	272
Foreign currency translation gain adjustments, net of tax effect	723	962
Other comprehensive income	729	1,234
Total comprehensive income	$403	$6,438

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2024 and 2023:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2024:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net loss	—	—	—	(326)	—	(326)
Other comprehensive income	—	—	—	—	729	729
Stock-based compensation	—	—	1,579	—	—	1,579
Restricted stock cancellation	(7)	—	—	—	—	—
Restricted stock issuance	305	3	—	—	—	3
Issuance of shares under employee stock purchase plan	30	1	273	—	—	274
Purchase of common stock	(8)	—	—	(104)	—	(104)
Cash dividends paid on common stock ($0.105 per share)(1)	—	—	—	(1,018)	—	(1,018)
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2023:	Shares(1)	Amount(1)	Capital(1)	Earnings	loss	Equity
Balance as of September 30, 2022	9,108	$91	$19,431	$26,769	$(7,328)	$38,963
Net income	—	—	—	5,204	—	5,204
Other comprehensive income	—	—	—	—	1,234	1,234
Stock-based compensation	—	—	1,126	—	—	1,126
Restricted stock issuance	286	3	—	—	—	3
Issuance of shares under employee stock purchase plan	64	—	280	—	—	280
Purchase of common stock	(2)	—	—	(6)	—	(6)
Cash dividends paid on common stock ($0.07 per share)(1)	—	—	—	(656)	—	(656)
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend for fiscal year 2023 (see Note 1)

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2024	2023
Operating activities
Net (loss) income	$(326)	$5,204

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	292	343
Amortization of intangibles	6	15
Loss on disposal of fixed assets, net	1	4
Foreign exchange loss	438	581
Provision for credit losses - financing receivables	(45)	—
Provision for credit losses - accounts receivable	114	26
Provision for obsolete inventory	354	274
Amortization of lease right-of-use assets	496	573
Stock-based compensation expense on restricted stock awards	1,579	1,126
Deferred income taxes	(387)	(2,346)
Increase in cash surrender value of life insurance	(180)	(130)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,573)	1,080
Decrease in financing receivables	4,058	4,961
(Increase) decrease in inventories	(95)	1,557
Decrease in refundable income taxes	—	1,048
(Increase) decrease in other assets	(681)	4,207
Increase (decrease) in accounts payable and accrued expenses	1,383	(11,646)
Decrease in operating lease liabilities	(485)	(190)
Increase (decrease) in deferred revenue and contract liabilities	273	(2,161)
Increase (decrease) in pension and retirement plans liabilities	27	(391)
(Decrease) increase in income taxes payable	(798)	967
Decrease in other noncurrent liabilities	(238)	(1,195)
Net cash provided by operating activities	4,213	3,907

Investing activities
Life insurance premiums paid	(50)	(64)
Purchase of held-to-maturity investments	—	(3,533)
Proceeds from maturities of held-to-maturity investments	—	3,533
Additions of intangible assets	(10)	(51)
Purchases of property, equipment and improvements	(196)	(226)
Net cash used in investing activities	(256)	(341)

Financing activities
Dividends paid	(1,018)	(656)
Net borrowing under line-of-credit agreement	2,654	(1,609)
Repayments on note payable	(427)	(406)
Principal payments on finance leases	—	(4)
Purchase of common stock	(104)	(6)
Proceeds from issuance of shares under equity compensation plans	274	280
Net cash provided by (used in) financing activities	1,379	(2,401)
Effects of exchange rate on cash, net	32	70

Net increase in cash and cash equivalents	5,368	1,235
Cash and cash equivalents beginning of period	25,217	23,982
Cash and cash equivalents end of period	$30,585	$25,217

Supplementary cash flow information:
Cash paid for income taxes	$1,601	$246
Cash paid for interest	$206	$313

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$19	$392
Customer financing for inventory sold (see Note 3 Financing receivables, net for details)	$5,240	$6,032
Vendor financing for inventory purchased (see Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$2,995	$2,321

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

1.     Basis of Presentation and Summary of Significant Accounting Policies

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

Presentation – sales whose payment terms exceed one year

Effective in fiscal year 2024 sales whose payment terms exceed one year is now presented as “Financing receivables, net of allowances” on the Consolidated Balance Sheets rather than being combined with Accounts receivable, net of allowances. The financial statement line item Long-term receivable is now labeled as “Financing receivables due after one year, net of allowances.” These changes are reflected retrospectively as of September 30, 2023. This change was made to provide more detail on the balance sheet related to these receivables and align with our notes to the consolidated financial statements.

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

All common shares and per share amounts contained in these financial statements and notes have been retrospectively restated to reflect this two-for-one stock split in the form a 100% dividend in accordance with ASC 260 Earnings Per Share, specifically ASC 260-10-55-12.

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

Adopted Accounting Pronouncement in the Year Ended September 30, 2024

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

The Company adopted ASU 2016-13 (the “new CECL standard”) as of October 1, 2023 using the modified retrospective method, with a cumulative-effect adjustment to the opening balance of Shareholders’ equity as of October 1, 2023. The adoption primarily impacted the estimation of our Allowance for credit losses for Accounts receivable and Financing receivables. Additionally, it affected allowance for credit losses of contract assets with effects being immaterial. The total impact recorded on our initial adoption of ASU 2016-13 as of October 1, 2023 included an increase of Accounts receivable, net of $67k and a decrease of Financing receivables, net in the amount of $82k with the total adjustment decreasing retained earnings of $15k. For the accounting policies adopted and details of impacts from adoption refer to Note 2 - Accounts receivable, net and Note 3 - Financing receivables, net.

Accounting Pronouncement Not Yet Adopted as of September 30, 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on its disclosures.

In November 2024, the FASB issued ASU 2024-04, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires expanded disclosures in the notes to the financial statements about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. In consolidation, foreign transactions are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in the foreign exchange gain or loss on the Consolidated Statements of Operations. After this remeasurement, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive loss, a separate component of shareholders’ equity on the consolidated balance sheets. Currency transaction gains and losses are recorded as other income (expense) in the consolidated statements of operations.

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents. The Company maintains its cash and cash equivalents with financial institutions and, at times, the balance may exceed the Federal Deposit Insurance Corporation federally insured limits (United States - $250,000 per depositer) or Financial Services Compensation Scheme (United Kingdom - £85,000 per depositer). The Company has never experienced any losses related to these balances.

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

Research and Development Expense

For the years ended September 30, 2024 and 2023, our expenses for research and development were approximately $3.0 million and $3.1 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (intangibles) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives any time during the two years ended September 30, 2024.

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment for the years ended September 30, 2024 and 2023.

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods when we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of September 30, 2024 that have not yet commenced. See Note 10 Leases for additional information.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2024, and September 30, 2023, the Company maintained inventory reserves of $1.1 million and $1.0 million, respectively.

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

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of the allowance for credit losses. Allowances for credit losses are recorded for the estimated losses resulting from the inability of our customers to make required payments based on historical data as well as forecasted future conditions. The estimation of the allowance is based on an analysis of historical loss experience, management’s assessment of current conditions and reasonable and supportable expectation of future conditions as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible including reviewing the current receivables aging. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the reserve when management has determined they are uncollectible.

Financing Receivables, net of Allowance for Credit Losses

Financing receivables are recorded at the invoiced amount and are interest bearing. Financing receivables are stated at their net realizable value, net of the allowance for credit losses. Allowances for credit losses are recorded for the estimated losses resulting from the inability of our customers to make required payments based on historical data as well as forecasted future conditions. The Company recognizes an allowance for credit losses for financing receivables in an amount equal to the probable losses net of recoveries. A probability method for calculating credit losses is used based on historical data of defaults of Fitch ratings and length of time. Various factors are also assessed in the allowance for credit losses including internal historical data as well as macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios. Macroeconomic conditions include the level of gross domestic product growth and unemployment rates, which directly correlate with our historical credit losses. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Financing receivables are charged off against the reserve when management has determined they are uncollectible.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2024. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2024. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

We recognize revenue from third-party service contracts as either gross sales or net sales depending on whether we are acting as the principal party to the transaction or acting as an agent or broker based on control and timing. We are the principal if we control the good or service before that good or service is transferred to the customer. For each identified performance obligation in a transaction, we evaluate the facts and circumstances present to determine whether or not we control the specified good or service prior to transfer to the customer. This evaluation includes, but is not limited to, assessing indicators such as whether: (i) we are primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) we have inventory risk before the specified good or service has been transferred to a customer and (iii) we have discretion in establishing the price for the specified good or service. When the evaluation indicates we control the specified good or service prior to transfer to the customer, we are acting as a principal. When the evaluation indicates we do not control the specified good or service prior to transfer to the customer, we are acting as an agent.

We record revenue as gross when we are the principal party to the arrangement and net of cost when we are acting as a broker or agent for a third party. Under gross sales recognition, the entire selling price is recorded in revenue and our cost to the third-party service provider or vendor is recorded in cost of sales. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenue resulting in net sales equal to the gross profit on the transaction. Third-party service contracts are sold in different combinations with hardware, software, and services. When we are an agent, revenue is typically recorded at a point in time. When we are the principal, revenue is recognized over the contract term. We have concluded we are the agent in sales of third-party maintenance, software or hardware support, and certain security software that is sold with integral third-party delivered software maintenance that includes critical updates. When CSPi sells goods and services with a financing component the strongest indicator is whether the Company has discretion in selling price as many of the agreements are brought to us at predetermined price by the manufacturer.

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

Some transactions include shipping as part of the contract. The Company records shipping billed to its customers as Product revenue and the related freight costs as Product cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as Product cst of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of integrated hardware and software, maintenance, and other services through the ARIA, Multicomputer, and Myricom product lines.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30, 2024	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,599	$594	$33,598	$34,192	$36,791
Service	1,555	260	16,611	16,871	18,426
Finance *	—	—	2	2	2
Total sales	$4,154	$854	$50,211	$51,065	$55,219

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30, 2023	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$5,475	$734	$40,938	$41,672	$47,147
Service	1,398	288	15,812	16,100	17,498
Finance *	—	—	2	2	2
Total sales	$6,873	$1,022	$56,752	$57,774	$64,647

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

See details of timing of revenue recognition and whether CSPi acted as the principal or agent below. Also see geographic areas based on the which the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$3,098	$603	$33,921	$34,524	$37,622
Transferred at a point in time where CSPi is agent	—	37	7,070	7,107	7,107
Transferred over time where CSPi is principal	1,056	214	9,220	9,434	10,490
Total Revenue	$4,154	$854	$50,211	$51,065	$55,219

Geography
United States	$3,098	$75	$45,611	$45,686	$48,784
Americas (excluding United States)	714	—	3,810	3,810	4,524
Europe	6	775	344	1,119	1,125
Asia-Pacific	336	4	446	450	786
Total Revenue	$4,154	$854	$50,211	$51,065	$55,219

2023
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$6,259	$741	$41,136	$41,877	$48,136
Transferred at a point in time where CSPi is agent	—	68	5,994	6,062	6,062
Transferred over time where CSPi is principal	614	213	9,621	9,835	10,449
Total Revenue	$6,873	$1,022	$56,752	$57,774	$64,647

Geography
United States	$6,069	$125	$51,587	$51,712	$57,781
Americas (excluding United States)	110	13	4,859	4,872	4,982
Europe	335	835	259	1,094	1,429
Asia-Pacific	359	49	47	96	455
Total Revenue	$6,873	$1,022	$56,752	$57,774	$64,647

In the TS US division financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 3 Financing Receivables, net for more details. Revenue from these agreements in fiscal year 2024 was $2.0 million, which consisted of $1.5 million with CSPi acting as the principal and $0.5 million with CSPi acting as the agent. Revenue from these agreements in fiscal year 2023 was $0.8 million with CSPi acting as the agent.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $1.7 million and $0.9 million as of September 30, 2024 and September 30, 2023, respectively. Current contract assets were $4.4 million as of September 30, 2022. The current portion is recorded in other current assets on the consolidated balance sheets. There were no noncurrent contract assets as of September 30, 2024 and September 30, 2023. There were no noncurrent contract assets as of September 30, 2022. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.2 million and $1.9 million as of September 30, 2024 and September 30, 2023, respectively. Current contract liabilities were $4.1 million as of September 30, 2022. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the consolidated balance sheets. There were no long-term contract liabilities as of September 30, 2024 and 2023, respectively. There were no long-term contract liabilities as of September 30, 2022. Revenue recognized for the year ended September 30, 2024 that was included in contract liabilities as of September 30, 2023 was $1.3 million. At times, customers delay projects that were supposed to be complete within a year, which is why the full balance of Deferred revenue and contract liabilities as of September 30, 2023 was not recognized in the twelve months ended September 30, 2024. The Company cannot reasonably predict when the customers will make these delays.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2024 and 2023. The portion of current capitalized costs were $177 thousand and $172 thousand as of September 30, 2024 and 2023, respectively. There were no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the years ended September 30, 2024 and 2023 were $477 thousand and $436 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized for the years ended September 30, 2024 and 2023, respectively.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. There were no current capitalized costs as of September 30, 2024 and $9 thousand as of September 30, 2023, respectively. There were no noncurrent capitalized costs as of September 30, 2024 and 2023, respectively. The amount of fulfillment costs amortized year ended September 30, 2024 and 2023 were $9 thousand and $13 thousand, respectively. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the year ended and 2023.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2025	$1,327
2026	999
Thereafter	2,002
$4,328

Product Warranty Accrual

Our product sales generally include a hardware warranty which ranges from 90-days to three-years. At time of product shipment, we accrue for the estimated cost including labor and hardware to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

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

In addition, the calculation of the Company’s tax liabilities involves estimating uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Earnings per Share of Common Stock

Basic net (loss) income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive restricted stock awards and is computed by dividing net income available to common shareholders by the assumed weighted average number of common shares outstanding.

We are required to present earnings per share ("EPS") utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic and diluted (loss) income per share computations for the Company’s reported net (loss) income attributable to common stockholders are as follows:

	Year Ended
	September 30,	September 30,
	2024	2023

Net (loss) income	$(326)	$5,204
Less: net income attributable to nonvested common stock	—	(320)
Net (loss) income attributable to common shareholders	$(326)	$4,884

Weighted average total shares outstanding - basic(1)	9,041	9,337
Less: weighted average non–vested shares outstanding(1)	—	(575)
Weighted average number of common shares outstanding - basic(1)	9,041	8,762
Add: potential common shares from non-vested stock awards(1)	—	179
Weighted average common shares outstanding - diluted(1)	$9,041	8,941

Net (loss) income per common share - basic(1)	$(0.04)	$0.56
Net (loss) income per common share - diluted(1)	$(0.04)	$0.55

(1) Retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend for fiscal year 2023 (see Note 1)

All anti-dilutive securities, including restricted stock awards, are excluded from the diluted (loss) income per share computation. Non-vested restricted stock awards of 396 thousand shares were excluded from net loss per share for the year ended September 30, 2024 because their inclusion would have been anti-dilutive as there was a net loss for the period. Non-vested restricted stock awards of 108 thousand shares were excluded from net income per share for the year ended September 30, 2023 because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We measure and recognize compensation expense for nonvested stock-based payment awards made to employees and directors based on the closing market price of our common stock as quoted on the Nasdaq Global Market on the date of grant over the requisite service period. The Company recognizes stock compensation expense, net of actual forfeitures.

The Company has no outstanding stock options issued as of September 30, 2024 and did not issue any for the years ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2024 and 2023 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2024 and 2023 consisted of restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.6 million and $1.1 million, respectively.

Concentrations of Credit Risk

There was no customer with 10% or more of accounts receivable as of September 30, 2024 or September 30, 2023.

Below are customers with 10% or more of financing receivables as of September 30, 2024 or 2023.

	As of September 30,
	2024		2023

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer A	$3.0	41%	$7.4	65%
Customer B	$1.9	25%	$2.5	22%
Customer C	$1.3	18%	$1.5	13%

We do not believe we have a significant credit risk with respect to accounts receivable or financing receivables.

Subsequent Events

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial position, including the estimates inherent in the process of preparing financial statements. The Company has evaluated subsequent events through the date of this filing, see Note 22 Subsequent event.

2.    Accounts Receivable, net

Upon adoption of the new CECL standard as described in Note 1 Basis of Presentation and New Significant Accounting Policy, the Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, management’s assessment of current conditions and reasonable and supportable expectation of future conditions as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible including reviewing the current receivables aging. This results in a general reserve and a specific reserve. The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations. The balance of accounts receivable, net as of September 30, 2022 was $14.0 million, adjusted for the change in Presentation – sales whose payment terms exceed one year (see Note 1 for details). Also adjusted, the balance of the current and non-current portion of financing receivables as of September 30, 2022 was $9.0 million and $7.4 million, respectively.

Amounts disclosed below for the year ended September 30, 2024 reflect adoption of the new CECL standard and the amounts disclosed for the year ended September 30, 2023 reflect superseded guidance. The following table presents the changes in the allowance for accounts receivable for the periods indicated.

	Year ended
	September 30, 2024	September 30, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$100	$88
Adjustment for adoption of new CECL standard	(67)	-
Charge-offs	-	(14)
Provision for credit losses	114	26
Balances at end of the period	$147	$100

3.            Financing Receivables, net

In the TS-US division financing of goods and services is offered to certain customers within the United States. This involves amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 10 Leases for financing through leases. Determining whether to offer financing involves looking at the customer’s payment history, economic conditions, and capacity to pay. These financing arrangements do not contain collateral.

The Company assigns an internal risk rating to each customer at inception, which groups customers into a portfolio based on this risk rating. A risk rating is assigned by analyzing a customer’s financial statements and the latest Fitch rating, if publicly available, as well as recent payment activity. The credit quality of customers is continually monitored by these items. Accounts rated low risk have the equivalent of a Fitch rating of BBB– or higher, while accounts rated moderate risk have the equivalent of BB. The Company does not offer financing for customers where the risk is classified as higher, which would be lower than the equivalent of a BB Fitch rating due to the likelihood of loss being higher.

The risk characteristics of each portfolio are consistent with the Fitch rating or equivalent. According to Fitch Ratings, “'’BB' ratings indicate an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists that supports the servicing of financial commitments.”  According to Fitch Ratings, “'BBB' ratings indicate that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate, but adverse business or economic conditions are more likely to impair this capacity.”

The only significant change in factors that influenced the estimate of expected credit losses as of September 30, 2024 was a significant customer having its Fitch Rating upgraded from BB+ to BBB-. This customer had a balance of $1.9 million, or 25%, of financing receivables, net and $2.5 million, or 22%, as of September 30, 2024 and September 30, 2023, respectively.

Financing receivables, net carry an average weighted average interest rate of 8.4%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the years ended September 30, 2024 and 2023 was $700 thousand and $810 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Consolidated Statements of Operations.

Amounts disclosed below as of September 30, 2024 reflect adoption of the new CECL standard and the amounts disclosed as of September 30, 2023 reflect superseded guidance.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of September 30, 2024			As of September 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$7,153	$874	$8,027	$8,893	$3,361	$12,254
Unearned interest income	(599)	(85)	(684)	(325)	(534)	(859)
Allowance for credit losses	(27)	(10)	(37)	-	-	-
Financing receivables, net	$6,527	$779	$7,306	$8,568	$2,827	$11,395
Short-term	$4,013	$371	$4,384	$6,281	$890	$7,171
Long-term	$2,514	$408	$2,922	$2,287	$1,937	$4,224

Amounts disclosed below for the year ended September 30, 2024 reflect adoption of the new CECL standard and the amounts for the year ended September 30, 2023 reflect superseded guidance.

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Year ended
	September 30, 2024			September 30, 2023
	Risk Rating			Risk Rating
	Low	Moderate	Total	Low	Moderate	Total

	(Amounts in thousands)			(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$-	$-	$-	$-	$-	$-
Adjustment for adoption of new CECL standard	27	55	82	-	-	-
Recovery charged to Consolidated Statements of Operations	-	(45)	(45)	-	-	-
Balances at end of the period	$27	$10	$37	$-	$-	$-

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of September 30, 2024 or September 30, 2023.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of September 30, 2024:

	September 30, 2024
	Fiscal year of origination
Risk Rating	2024	2023	2022	2021	Total

Moderate	$531	$343	$—	$—	$874
Low	2,956	2,637	—	1,560	7,153
Total	$3,487	$2,980	$—	$1,560	$8,027

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2025	$5,119
2026	2,042
2027	808
2028	58
Total payments	$8,027
Less: unearned interest income	(684)
Less: allowance for credit losses	(37)
Total, net of unearned interest income and allowance for credit losses	$7,306

4.     Inventories, net

Inventories, net consist of the following:

	September 30,	September 30,
	2024	2023

	(Amounts in thousands)
Raw materials	$77	$247
Work-in-process	315	36
Finished goods	1,901	2,259
Total	$2,293	$2,542

We evaluate inventory for obsolescence on at least a quarterly basis or more frequently if needed. Our HPP segment has a multi-faceted approach in determining obsolescence including reviewing inventory by product line, program, and individual part. In the TS segment, we seek to minimize obsolete inventory by having nearly all of our inventory purchased in conjunction with a sales agreement. From time to time, we do purchase certain inventory in bulk to receive discounts, but only when we anticipate selling this inventory in the near-term. The inventory we purchase at the TS segment is in high demand, especially in the current environment, and has a limited risk of obsolescence. The TS US division has many vendors it transacts with and does not have any specific agreement with any vendor that it must purchase certain products. Management believes other suppliers could provide similar products with comparable terms.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2022	$(5,791)	$(1,537)	$(7,328)
Change in period	962	244	1,206
Tax effect of change in period	—	28	28
Balance as of September 30, 2023	$(4,829)	$(1,265)	$(6,094)
Change in period	723	(60)	663
Tax effect of change in period	—	66	66
Balance as of September 30, 2024	$(4,106)	$(1,259)	$(5,365)

The changes in the minimum pension liability are net of an amortization gain of $185 thousand in 2024 and a gain of $200 thousand in 2023 included in net periodic pension cost.

6.     Income Taxes

The components of income (loss) before income tax benefit and income tax benefit are comprised of the following:

	For the Years Ended
	September 30,
	2024	2023

	(Amounts in thousands)
Income (loss) before income tax benefit
U.S.	$74	$5,202
Foreign	(493)	(467)
	$(419)	$4,735
Income tax expense:
Current:
Federal	$123	$1,551
State	172	326
	$295	$1,877
Deferred:
Federal	$(372)	$(1,971)
State	(15)	(375)
	$(387)	$(2,346)

Total income tax benefit	$(93)	$(469)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2024		2023

	(Dollar amounts in thousands)
Computed “expected” tax expense	$(88)	21.0%	$994	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(87)	20.8%	106	2.2%
Foreign rate differential	10	(2.4)%	9	0.2%
Employee Retention Credit	—	—%	(134)	(2.8)%
RSA Windfall	(189)	45.1%	(16)	(0.3)%
Permanent differences	19	(4.5)%	9	0.2%
Change in valuation allowance	180	(43.0)%	(1,746)	(36.9)%
Research and development credit	(90)	21.5%	(112)	(2.4)%
Deferred Tax True Ups	4	(1.0)%	322	6.8%
FIN 48 Reserves	89	(21.2)%	166	3.5%
Return to Provision Adjustments	39	(9.3)%	(64)	(1.4)%
Other items	20	(4.8)%	(3)	(0.1)%
Income tax benefit	$(93)	22.2%	$(469)	(9.9)%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2024 and 2023 are as follows:

	September 30,	September 30,
	2024	2023

	(Amounts in thousands)
Deferred tax assets:
Pension	$331	$321
Capitalized research and development expenses	1,155	651
Other reserves and accruals	975	1,118
Inventory reserves and other	303	278
Federal and state tax credits	829	771
Federal and state net operating loss carryforwards	4	—
Foreign net operating loss carryforwards	2,554	2,945
Lease Liability	121	239
Gross deferred tax assets	6,272	6,323
Less: valuation allowance	(2,800)	(3,283)
Realizable deferred tax asset	3,472	3,040

Deferred tax liabilities:
Depreciation and amortization	(69)	(84)
ROU Asset	(119)	(235)
Pension	(550)	(372)
Intangibles	—	(3)
Realizable deferred tax liabilities	(738)	(694)

Net deferred tax assets	$2,734	$2,346

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. The Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S. jurisdiction will be utilized and that associated valuation allowances should not be reversed at September 30, 2024 or 2023. The Company separately analyzed the realizability of its federal and state credits and determined $796 thousand (net of federal benefit) of state credits are expected to expire unutilized and kept a valuation allowance against these credits. The Company will continue to maintain a valuation allowance against certain state tax credits in the U.S. and a full valuation allowance against the net deferred tax assets in the U.K. jurisdiction.

As of September 30, 2024, and 2023, the Company had no U.S. net operating loss or tax credit carryforwards for federal purposes.

As of September 30, 2024, and 2023, the Company had U.S. net operating loss carryforwards for state purposes of approximately $60 thousand and $12 thousand, respectively, which are available to offset future taxable income through 2035. As of September 30, 2024, the Company had state tax credit carryforwards of $1.1 million available to reduce future state tax expense, of which $55 thousand has unlimited carryover status and the remainder of the credits are available through FY 2038.

As of September 30, 2024, the Company had U.K. net operating loss carryforwards of approximately $10.6 million that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $10.3 million and $4.8 million as of September 30, 2024 and 2023, respectively. The Company is considering cash distribution of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2024, the total amount of uncertain tax liabilities relates to federal and state tax credit carryforwards which are partially recorded net in deferred taxes and partially as a long term tax payable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended
	September 30, 2024	September 30, 2023

	(Amounts in thousands)
Balance, beginning of year	$323	$502
Additions for tax positions of current year	11	22
Additions for tax positions of prior years	(8)	(201)
Reduction for lapse of the applicable statute of limitations	(13)	—
Accrued penalties and interest	22	—
Balance, end of period	$335	$323

The unrecognized tax benefits of $350 thousand as of September 30, 2024, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2021 through 2024, and believes that any tax adjustments not currently reserved in any audited year will not be material.

7.     Property, Equipment and Improvements, net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2024	2023

	(Amounts in thousands)
Leasehold improvements	$224	$224
Equipment	8,814	8,626
Automobiles	194	194
Property, equipment and improvements, gross	9,232	9,044
Less accumulated depreciation and amortization	(8,803)	(8,519)
Property, equipment and improvements, net	$429	$525

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $292 thousand and $343 thousand for the years ended September 30, 2024 and 2023, respectively.

8.     Acquired Intangible Assets

As of September 30, 2024 and 2023, intangible assets are as follows:

	September 30, 2024				September 30, 2023
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Customer list	0 years	$—	$—	$—	1 year	$90	$(89)	$1
Patent	8 years	$60	$(10)	$50	9 years	$51	$(6)	$45

Amortization expense on these intangible assets was $6 thousand and $15 thousand for the years ended September 30, 2024 and 2023, respectively. There were additions of $10 and $51 thousand for the years ended Septembe 30, 2024 and 2023. These additions were at our HPP segment related to our ARIA cybersecurity products.

Annual amortization expense related to intangible assets for each of the following successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2025	$5
2026	5
2027	5
2028	5
2028	5
Thereafter	25
Total	$50

9.     Accounts payable and accrued expenses, and Other noncurrent liabilities

Accounts payable and accrued expenses consist of the following:

	September 30,
	2024	2023

	(Amounts in thousands)
Accounts payable	$6,953	$5,141
Vendor financing agreements	2,309	1,578
Commissions	527	615
Compensation and fringe benefits	1,342	1,958
Professional fees	370	199
Taxes, other than income	170	130
Director fees	14	—
Operating lease liability	382	502
Employee Retention Tax Credit Payable	11	640
Product warranty	6	22
Total	$12,084	$10,785

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year contracts the Company enters into with customers. The caption “Vendor financing agreements” above represents the interest-bearing amounts due to vendors, which are current. See Note 3 Financing Receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated explicitly in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average weighted imputed interest rate for the agreements was determined to be 7.9%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements was $219 thousand and $229 thousand for the years ended September 30, 2024 and 2023, respectively.

The amounts owed for these agreements are within the Consolidated balance sheets in accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 12 Line of Credit and Note 13 Note Payable for amounts due to banks and other financial institutions for borrowings.

Below are details of the aforementioned agreements with the vendors that contain imputed interest:

	September 30, 2024	September 30, 2023
	(Amounts in thousands)
Current	$2,553	$1,718
Less: discount	(244)	(140)
Accounts payable and accrued expenses	$2,309	$1,578

Noncurrent	$1,677	$1,967
Less: discount	(146)	(116)
Other noncurrent liabilities	$1,531	$1,851

The TS US division has many vendors it transacts with and does not have any specific agreement with any vendor that it must purchase certain products. Management believes other suppliers could provide similar products with comparable terms.

10.    Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets, lease liabilities, and investment in lease are within the Consolidated Balance Sheets as of September 30, 2024 and 2023:

	Consolidated Balance Sheets Location	September 30, 2024	September 30, 2023
		(Amounts in thousands)
Assets
Operating leases	Operating lease right-of-use assets	$489	$966

Lease receivable - current	Other current assets	$14	$8
Lease receivable - noncurrent	Other assets	11	7
Total lease receivable		$25	$15

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$382	$502
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	117	482
Total operating lease liabilities		$499	$984

The components of lease costs for the year ended September 30, 2024 and 2023 are as follows:

		Year ended
	Consolidated Statements of Operations Location	September 30, 2024	September 30, 2023
		(Amounts in thousands)
Finance Lease:
Interest on lease liabilities	Interest expense	$—	$1
Operating Lease:
Operating lease cost	Selling, general, and administrative	531	618
Short-term lease cost	Selling, general, and administrative	34	43
Total lease costs		$565	$662
Less sublease interest income	Revenue	(3)	(3)
Total lease costs, net of sublease interest income		$562	$659

Future lease payments under our non-cancellable leases and payments to be received as a sublessor as of September 30, 2024 are in the following table:

	Operating lease	Sublease
Fiscal year ending September 30:	costs	payments
	(Amounts in thousands)
2025	$395	$16
2026	114	9
2027	5	4
Total	$514	$29
Less imputed interest	(15)	(4)
Total	$499	$25

Supplemental cash flow information related to leases for the fiscal year ended September 30, 2024 and 2023 is below:

	Year ended
	September 30, 2024	September 30, 2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$539	$628
Operating cash flows paid for short-term leases	34	43
Operating cash flows paid for finance leases	1	1
Financing cash flows paid for finance leases	—	4
Cash received from subleases	(15)	(20)
Lease assets obtained in exchange for new lease liabilities
Operating leases	19	392

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2024 is below:

Weighted-average remaining lease term (years)	September 30, 2024
Operating leases	1.3

Weighted-average discount rate	September 30, 2024
Operating leases	7.0%

11.     Product Warranties

Product warranty activity for the year ended September 30, 2024 and 2023 was as follows:

	2024	2023

	(Amounts in thousands)
Balance at the beginning of the year	$22	$44
Usage for warranties for products sold in the period	(16)	—
Fulfillment of warranty obligations	—	(22)
Balance at the end of the year	$6	$22

These amounts are within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

12.    Line of Credit

As of September 30, 2024 and September 30, 2023, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 5%. The prime rate was 8.0% as of September 30, 2024. There is no expiration date or minimum principal payment. However, the credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2024 and September 30, 2023, Company borrowings, all from the TS segment, under the inventory line of credit were $4.2 million and $1.5 million, respectively, and the Company was in compliance with all covenants. There is no unused commitment fee. As of September 30, 2024 and September 30, 2023, this line of credit also included availability of a limited cash withdrawal option of up to $1.0 million. As of September 30, 2024 and 2023, there were no cash withdrawals outstanding.

13.     Note Payable

In October 2019, the Company borrowed $2.0 million with a 5.1% rate of interest related to a multi-year agreement with a customer. This note payable was paid in full as of September 30, 2024.

There was no interest expense for the year ended September 30, 2024. Interest expense related to the note for the year ended September 30, 2023 was $22 thousand. Below are details of the notes payable.

	September 30, 2024	September 30, 2023
	(Amounts in thousands)
Current	$—	$449
Less: note discount	—	—
Note payable - current portion	$—	$449

14.    Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is frozen to newly hired employees and has been for the two years ended September 30, 2024. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2024. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. If the liabilities are below funding levels an asset is recorded.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet in the financial statement line item “Cash surrender value of life insurance” at their cash surrender value, net of policy loans aggregating $3.8 million and $3.7 million as of September 30, 2024 and 2023, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2024	2023	2024	2023
Discount rate:	4.86%	5.62%	5.0%	5.4%
Expected return on plan assets:			4.7%	5.1%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2024	2023	2024	2023
Discount rate:	5.62%	5.14%	5.0%	5.4%
Expected return on plan assets:			4.7%	5.1%

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

For the supplementary domestic plan, medical benefits are assumed to be increasing based on the Long Term Healthcare Cost Trends Getzen Model commencing with 7.5% per year with such increase decreasing by 0.5% per year over the next several years and decreasing in accordance with the model pre 65 and 4.54% post 65. Life expectancy for medical benefits is based on the PRI-2012 White Collar for Males and Females Pre and Post retirement, Adjusted to 2006 projected using scale MP-2021.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year ended September 30,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$440	$11	$451	$429	$13	$442
Expected return on plan assets	(515)	—	(515)	(575)	—	(575)
Amortization of past service costs	8	—	8	7	—	7
Amortization of net gain	—	(5)	(5)	—	(4)	(4)
Net periodic (benefit) cost	$(67)	$6	$(61)	$(139)	$9	$(130)

Post Retirement:
Service cost	$—	$23	$23	$—	$24	$24
Interest cost	—	64	64	—	62	62
Amortization of net gain	—	(172)	(172)	—	(196)	(196)
Net periodic benefit	$—	$(85)	$(85)	$—	$(110)	$(110)

Pension:
(Decrease) increase in minimum liability included in other comprehensive income	$(106)	$6	$(100)	$(313)	$(1)	$(314)
Post Retirement:
Increase in minimum liability included in other comprehensive income	—	160	160	—	70	70
Total:
(Decrease) increase in minimum liability included in other comprehensive income	$(106)	$166	$60	$(313)	$69	$(244)

The following table presents an analysis of the changes in 2024 and 2023 of the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2024			2023
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$8,076	$202	$8,278	$7,726	$261	$7,987
Interest cost	440	11	451	429	13	442
Changes in actuarial assumptions	349	1	350	(317)	(4)	(321)
Foreign exchange impact	788	—	788	759	—	759
Benefits paid	(488)	(54)	(542)	(521)	(68)	(589)
Projected benefit obligation at end of year	$9,165	$160	$9,325	$8,076	$202	$8,278
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$10,034	$—	$10,034	$8,825	$—	$8,825
Actual gain (loss) on plan assets	985	—	985	628	—	628
Company contributions	—	54	54	239	68	307
Foreign exchange impact	978	—	978	863	—	863
Administrative expenses	(143)	—	(143)
Benefits paid	(488)	(54)	(542)	(521)	(68)	(589)
Fair value of plan assets at end of year	$11,366	$—	$11,366	$10,034	$—	$10,034
Funded status \ net amount recognized	$2,201	$(160)	$2,041	$1,958	$(202)	$1,756

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,147	$1,147	$—	$1,186	$1,186
Service cost	—	23	23	—	24	24
Interest cost	—	64	64	—	62	62
Changes in actuarial assumptions	—	(12)	(12)	—	(125)	(125)
Projected benefit obligation at end of year	$—	$1,222	$1,222	$—	$1,147	$1,147
Funded status \ net amount recognized	$—	$(1,222)	$(1,222)	$—	$(1,147)	$(1,147)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2024			2023
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit asset (liability)	$2,201	$(160)	$2,041	$1,958	$(202)	$1,756
Deferred tax	—	23	23	—	26	26
Accumulated other comprehensive income	212	12	224	318	8	326
Net amount recognized	$2,413	$(125)	$2,288	$2,276	$(168)	$2,108
Post Retirement:
Accrued benefit liability	$—	$(1,222)	$(1,222)	$—	$(1,147)	$(1,147)
Deferred tax	—	212	212	—	277	277
Accumulated other comprehensive loss	—	(144)	(144)	—	(240)	(240)
Net amount recognized	$—	$(1,154)	$(1,154)	$—	$(1,110)	$(1,110)
Total pension and post retirement:
Accrued benefit asset (liability)	$2,201	$(1,382)	$819	$1,958	$(1,349)	$609
Deferred tax	—	235	235	—	303	303
Accumulated other comprehensive income (loss)	212	(132)	80	318	(232)	86
Net amount recognized	$2,413	$(1,279)	$1,134	$2,276	$(1,278)	$998
Accumulated Benefit Obligation:
Pension	$(9,165)	$(160)	$(9,325)	$(8,076)	$(202)	$(8,278)
Post Retirement	—	(1,222)	(1,222)	—	(1,147)	(1,147)
Total accumulated benefit obligation	$(9,165)	$(1,382)	$(10,547)	$(8,076)	$(1,349)	$(9,425)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans.

Accrued benefit assets and liabilities reported as:

	September 30,
	2024	2023

	(Amounts in thousands)
Non-current benefits assets	$2,201	$1,958

Current accrued benefit liability	$76	$98
Non-current accrued benefit liability	1,306	1,251
Total accrued benefit liability	$1,382	$1,349

As of September 30, 2024 and 2023, the amounts included in accumulated other comprehensive income, consisted of deferred net gains totaling approximately $0.1 million and $0.1 million, respectively.

The amount of net deferred gain expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2024, is approximately $185 thousand.

Contributions

The Company expects to contribute $0.1 million to its pension plans in fiscal 2025.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2025	$595
2026	$623
2027	$660
2028	$702
2029	$700
Thereafter	$1,230

Plan Assets

As of September 30, 2024, our pension plan in the U.K. was the only plan with assets, holding investments of approximately $10.8 million. Pension plan assets are managed by a fiduciary committee. The Company’s investment strategy for pension plan assets is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment process.  In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee has invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees is consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2024				September 30, 2023
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$65	$65	$—	$—	$428	$428	$—	$—
Fixed income	10,388	8,714	1,674	—	8,703	7,251	1,452	—
Equity	913	263	650	—	903	266	637	—
Total plan assets	$11,366	$9,042	$2,324	$—	$10,034	$7,945	$2,089	$—

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

Potential sale of U.K. Pension

Subsequent to September 30, 2024 the U.K. pension assets, excluding cash, were all converted into cash to sell the U.K. pension obligation. As of the date of this filing, there is an agreement to sell the pension obligation in full. This agreement has many contingencies and the expected timeframe of the sale occurring is 4 to 16 months from the date of these consolidated financial statements are issued.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employee’s contributions and may make discretionary contributions to the plans. The Company’s contributions were $212 thousand and $206 thousand for the years ended September 30, 2024 and 2023, respectively.

15.    Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 600,000 (adjusted for stock split in fiscal year 2024, see Note 1 for details) shares of common stock to be reserved for issuance pursuant to the 2015 Plan. During fiscal year 2019 an additional 600,000 (adjusted for stock split in fiscal year 2024, see Note 1 for details) shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. During fiscal year 2023 an additional 800,000 (number of shares adjusted for stock split which occurred in fiscal year 2024, see Note 1 for details) shares of common stock were authorized to be reserved for issuance pursuant to the 2015 Plan. As of September 30, 2024, there were 192,434 shares available to be granted under the 2015 Plan. Under the 2015 Plan, incentive and non-qualified stock options and restricted stock awards may be granted to officers, key employees and other persons providing services to the Company. The 2015 Plan has a ten-year life.

Awards issued under the 2015 Plan are not affected by termination of the plan. The Company had no awarded stock options outstanding as of September 30, 2024 or 2023. The Company issues restricted stock awards at their fair value on the date of grant. Vesting of restricted stock awards granted pursuant to the 2015 Plan is determined by the Company’s compensation committee. In fiscal years 2020 through 2024, the Company granted certain officers including its Chief Executive Officer and non-employee directors, and key employees shares of nonvested common stock. The vesting period for the officers’ and the Chief Executive Officer’s restricted stock awards is four years. The vesting for non-employee directors’ restricted stock awards is one year. The vesting period for the key employees’ restricted stock awards is typically four years or immediately in the case of a sales commission for the ARIA cybersecurity products.

We measure and recognize compensation expense for nonvested stock-based payment awards made to employees and directors based on the closing market price of our common stock as quoted on the Nasdaq Global Market on the date of grant over the requisite service period. The Company recognizes stock compensation expense, net of actual forfeitures. Stock-based compensation expense incurred and recognized for the years ended September 30, 2024 and 2023 related to nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $1.6 million and $1.1 million, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2024	2023

	(Amounts in thousands)
Cost of sales	$5	$2
Engineering and development	190	107
Selling, general and administrative	1,384	1,017
Total	$1,579	$1,126

For the year ended September 30, 2024, the Company granted 161,000 nonvested shares to certain key employees, 104,000 nonvested shares to certain officers including 70,000 shares granted to the Chief Executive Officer, and 40,000 nonvested shares to its non-employee directors. For the year ended September 30, 2023, the Company granted 142,344 nonvested shares to certain key employees, 104,000 nonvested shares to certain officers including 70,000 shares granted to the Chief Executive Officer, and 40,000 nonvested shares to its non-employee directors. These numbers for the fiscal year 2023 were retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend (see Note 1 Summary of Significant Accounting Policies).

No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2024.

The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
		Fair	Contractual	Value
	Shares	Value	Term	(in thousands)

Nonvested shares outstanding at of September 30, 2022	519,576	$4.57	2.38 Years	$1,760
Activity in fiscal year 2023:
Granted	286,344	$5.05	—	—
Vested	(215,770)	$4.68	—	—
Nonvested shares outstanding as of September 30, 2023	590,150	$4.77	2.33 Years	$5,164
Activity in fiscal year 2024:
Granted	305,000	$9.75	—	—
Vested	(237,175)	$4.95	—	—
Forfeited	(6,625)	$6.58	—	—
Nonvested shares outstanding as of September 30, 2024	651,350	$7.01	2.27 Years	$8,461

As of September 30, 2024, there was $3.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.72 years. The total fair value of shares vested during the years ended September 30, 2024 and 2023 was $1.2 million and $1.0 million, respectively.

16.    Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan  (the "ESPP") covering up to 500,000 shares (all shares adjusted for stock split, see Note 1) of Common Stock, which was ratified by a vote of the Company’s shareholders in February 2014. An additional 600,000 shares of common stock were approved by stockholders in fiscal year 2024. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 29,693 and 61,770 shares for the years ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, 509,377 shares remain authorized to be issued under the Employee Stock Purchase Plan.

17.    Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 500 thousand (adjusted retrospectively for stock split, see Note 1) additional shares of the Company's outstanding common stock at market price. The plan does not expire. The Company repurchased 7,600 shares of its outstanding common stock on the open market during fiscal year 2024 and this is the total shares of treasury stock owned with a cost basis of $104 thousand as of September 30, 2024. As of September 30, 2024, 334,654 shares remain authorized to repurchase under the stock repurchase program.

18.    Segment Information

Our reporting segments are aligned to how the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s strategies and budgets. It is also consistent with how we manage the business and view the markets we serve.

The following table presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$2,599	$594	$33,600	$34,194	$36,793
Service	1,555	260	16,611	16,871	18,426
Total sales	$4,154	$854	$50,211	$51,065	$55,219
Operating (loss) income	$(4,845)	$(274)	$3,247	$2,973	$(1,872)
Interest expense	$(16)	$—	$(219)	$(219)	$(235)
Interest income	$38	$218	$1,791	$2,009	$2,047
Stock compensation expense	$(774)	$—	$(805)	$(805)	$(1,579)
Total assets	$9,554	$7,880	$52,002	$59,882	$69,436
Capital expenditures	$(137)	$—	$(59)	$(59)	$(196)
Depreciation and amortization	$(99)	$—	$(199)	$(199)	$(298)

2023
Sales:
Product	$5,475	$734	$40,940	$41,674	$47,149
Service	1,398	288	15,812	16,100	17,498
Total sales	$6,873	$1,022	$56,752	$57,774	$64,647
Operating (loss) income	$(2,708)	$(64)	$4,642	$4,578	$1,870
Interest expense	$(12)	$—	$(250)	$(250)	$(262)
Interest income	$20	$177	$1,263	$1,440	$1,460
Stock compensation expense	$(463)	$—	$(663)	$(663)	$(1,126)
Total assets	$10,467	$7,361	$48,076	$55,437	$65,904
Capital expenditures	$(75)	$—	$(151)	$(151)	$(226)
Depreciation and amortization	$(112)	$—	$(246)	$(246)	$(358)

Operating (loss) income from operations is sales less cost of sales, engineering and development, selling, general and administrative expenses but is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of foreign exchange gain (loss), investment income, and interest expense. In fiscal year 2023 the Employee Retention Tax Credit was the largest non-operating income item, which did not occur in fiscal year 2023. All intercompany transactions have been eliminated. Our long-lived assets are located in North America.

The following table details the Company’s sales by operating segment for fiscal years ended September 30, 2024 and 2023. The Company’s sales by geographic area based on the location of where the products were shipped or services rendered are as follows:

					% of
2024	Americas	Europe	Asia-Pacific	Total	Total

	(Amounts in thousands)
TS	$49,496	$1,119	$450	$51,065	92%
HPP	3,812	6	336	4,154	8%
Total	$53,308	$1,125	$786	$55,219	100%
% of Total	97%	2%	1%	100%
2023
TS	$56,584	$1,094	$96	$57,774	89%
HPP	6,179	335	359	6,873	11%
Total	$62,763	$1,429	$455	$64,647	100%
% of Total	97%	2%	1%	100%

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 14 Pension and Retirement Plan) or non-recurring basis as of September 30, 2024 or September 30, 2023.

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

	As of September 30, 2024		As of September 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$30,585	$30,585	$25,217	$25,217	1	Consolidated Balance Sheets
Accounts receivable, net	14,494	14,494	12,955	12,955	2	Note 2
Financing receivables, net	7,306	7,306	11,395	11,395	3	Note 3
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	3,840	3,840	3,429	3,429	3	Note 9
Line of Credit	4,169	4,169	1,515	1,515	2	Note 12
Note payable	—	—	449	449	3	Note 13

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and accounts payable with original maturity of less than one year

Fair value was not materially different from their carrying values as of September 30, 2024, and 2023

Financing receivables. net

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

20.    Dividend

For the fiscal year ended September 30, 2024 the Company paid cash dividends on common stock below.

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2023(1)	12/6/2022	12/21/2022	1/6/2023	$0.015
2023(1)	2/8/2023	2/24/2023	3/14/2023	$0.015
2023(1)	5/10/2023	5/25/2023	6/13/2023	$0.020
2023(1)	8/9/2023	8/23/2023	9/12/2023	$0.020
2024(1)	12/12/2023	12/22/2023	1/9/2024	$0.020
2024(1)	2/14/2024	2/26/2024	3/8/2024	$0.025
2024	5/8/2024	5/24/2024	6/12/2024	$0.030
2024	8/13/2024	8/23/2024	9/10/2024	$0.030

(1)Amounts above are retroactively adjusted for the effects of a two for one stock split effected in the form of a 100% stock dividend February 21, 2024.

21.    Related Party Transactions

Gary Southwell, Vice President and General Manager of High Performance Products segment, is a minority shareholder in one of our vendors. He has no operational responsibilities. There were $324 thousand and $316 thousand of purchases from this vendor for the fiscal year ended September 30, 2024 and 2023, respectively. There were no amounts due to the vendor as of September 30, 2024 or 2023.

22.    Subsequent Event

Subsequent to September 30, 2024, the U.K. pension assets, excluding cash, were all converted into cash to sell the U.K. pension obligation. The value of the converted assets were not materially different from the balances as of September 30, 2024. As of the date of these issued consolidated financial statements, there is an agreement to sell the pension obligation in full. This agreement has many contingencies and the expected timeframe of the sale occurring is 4 to 16 months from the date of these consolidated financial statements are issued.