Form 10-Q
period 2024-12-31
CSP INC /MA/
filed 2025-02-10
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2024

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

As of February 10, 2025, the registrant had 9,880,413 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,654	$30,585
Accounts receivable, net of allowances of $153 and $147	14,888	14,494
Financing receivables, net of allowances of $8 and $12	2,478	4,384
Inventories	1,955	2,293
Other current assets	2,215	3,093
Total current assets	52,190	54,849

Property, equipment and improvements, net	414	429
Operating lease right-of-use assets	363	489
Intangibles, net	48	50
Financing receivables due after one year, net of allowances of $27 and $25	2,641	2,922
Deferred income taxes, net	3,323	2,734
Cash surrender value of life insurance	5,623	5,589
Pension benefits assets	2,750	2,201
Other assets	171	173
Total assets	$67,523	$69,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,636	$12,084
Line of credit	2,581	4,169
Deferred revenue and contract liabilities	2,617	2,171
Pension and retirement plans	76	76
Income taxes payable	648	182
Total current liabilities	16,558	18,682
Pension and retirement plans	1,290	1,306
Operating lease liabilities - noncurrent portion	80	117
Income taxes payable	456	447
Other noncurrent liabilities	1,683	1,614
Total liabilities	20,067	22,166

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,880 and 9,776 shares, respectively	98	98
Additional paid-in capital	23,196	22,689
Retained earnings	30,023	29,848
Accumulated other comprehensive loss	(5,861)	(5,365)
Total shareholders’ equity	47,456	47,270
Total liabilities and shareholders’ equity	$67,523	$69,436

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2024	2023
Sales:
Product	$11,015	$11,407
Services	4,655	3,968
Total sales	15,670	15,375

Cost of sales:
Product	9,119	9,228
Services	1,987	2,052
Total cost of sales	11,106	11,280

Gross profit	4,564	4,095

Operating expenses:
Engineering and development	786	700
Selling, general and administrative	4,132	3,738
Total operating expenses	4,918	4,438

Operating loss	(354)	(343)

Other income (expense):
Foreign exchange gain (loss)	295	(174)
Interest expense	(77)	(49)
Interest income	489	496
Other income, net	4	10
Total other income, net	711	283
Income (loss) before income taxes	357	(60)
Income tax (benefit) expense	(115)	13
Net income (loss)	$472	$(73)
Net income (loss) attributable to common shareholders	$438	$(73)

Net income (loss) per common share - basic	$0.05	$(0.01)
Weighted average common shares outstanding - basic	9,124	8,864

Net income (loss) per common share - diluted	$0.05	$(0.01)
Weighted average common shares outstanding - diluted	9,619	8,864

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2024	2023
Net income (loss)	$472	$(73)
Foreign currency translation (loss) gain adjustments, net of tax effect	(496)	307
Total comprehensive (loss) income	$(24)	$234

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2024 and 2023:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	472	—	472
Other comprehensive loss	—	—	—	—	(496)	(496)
Stock-based compensation	—	—	507	—	—	507
Restricted stock issuance	104	—	—	—	—	—
Cash dividends declared on common stock ($0.03 per share)	—	—	—	(297)	—	(297)
Balance as of December 31, 2024	9,880	$98	$23,196	$30,023	$(5,861)	$47,456

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2023:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net loss	—	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	—	307	307
Stock-based compensation	—	—	296	—	—	296
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(189)	—	(189)
Balance as of December 31, 2023	9,456	$94	$21,133	$31,034	$(5,787)	$46,474

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2024	2023
Operating activities
Net income (loss)	$472	$(73)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	61	76
Amortization of intangibles	2	3
Loss on disposal of fixed assets, net	1	—
Foreign exchange (gain) loss	(295)	174
Provision for credit losses - financing receivables	(2)	(5)
Provision for credit losses - accounts receivable	6	28
Provision for obsolete inventory	—	32
Amortization of lease right-of-use assets	134	121
Stock-based compensation expense on restricted stock awards	507	296
Deferred income taxes	(589)	—
Increase in cash surrender value of life insurance	(34)	(34)

Changes in operating assets and liabilities:
Accounts receivable	(439)	1,283
Financing receivables	2,190	1,375
Inventories	334	(4,448)
Refundable income taxes	(11)	—
Other assets	869	659
Accounts payable and accrued expenses	(1,616)	2,947
Operating lease liabilities	(130)	(123)
Deferred revenue and contract liabilities	446	(645)
Pension and retirement plans liabilities	(720)	(32)
Income taxes payable	485	13
Other noncurrent liabilities	70	26
Net cash provided by operating activities	1,741	1,673

Investing activities
Additions of intangible assets	—	(6)
Purchases of property, equipment and improvements	(47)	(120)
Net cash used in investing activities	(47)	(126)

Financing activities
Net borrowing under line-of-credit agreement	(1,587)	(755)
Repayments on note payable	—	(427)
Net cash used in financing activities	(1,587)	(1,182)
Effects of exchange rate on cash, net	(38)	29
Net increase in cash and cash equivalents	69	394
Cash and cash equivalents beginning of period	30,585	25,217
Cash and cash equivalents end of period	$30,654	$25,611

Supplementary cash flow information:
Cash paid for interest	$22	$21

Supplementary non-cash financing activities:

Dividend declared during period	$297	$189
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$123	$1,657
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$111	$—

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited condensed consolidated financial statements should be read in conjunction with the notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in the September 30, 2024 Consolidated Financial Statements.

Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Accounting Pronouncement Not Yet Adopted as of December 31, 2024

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires expanded disclosures in the notes to the financial statements about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

2.            Revenue

We derive revenue from the sale of integrated hardware and software, third-party service contracts, professional services, managed services, financing of hardware and software, and other services.

We recognize revenue from hardware upon transfer of control, which is at a point in time typically upon shipment when title transfers. Revenue from software is recognized at a point in time when the license is granted with the exception of the Company’s own software ARIA Advanced Threat Detection and Response (“ADR”), which is recognized evenly over time that includes the contract term.

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of ARIA product lines, integrated hardware and software, maintenance, and other services through the Myricom, and Multicomputer.

ARIA ADR revenue is derived from sale of software and hardware. There is one performance obligation in an ARIA ADR sale as the software and hardware are combined because they are inputs in the contract to deliver an output of threat protection. This combined performance obligation is recognized evenly over the contract term. The transaction price is fixed consideration.

ARIA Zero Trust Gateway (“AZT”) revenue contains two performance obligations: a perpetual software license and post-contract customer support (“PCS”). The transaction price is fixed consideration and allocated based on relative stand-alone selling price. The software license has a large majority of transaction price allocated to it. Software license revenue is recognized at a point in time, generally when the license is made available to the customer. PCS revenue is recognized ratably over the contractual period of generally one year. The PCS can be renewed and is sold on a standalone basis after the initial contract term expires.

Myricom revenue is derived from the sale of products, which are comprised of both hardware and embedded software which is essential to the products’ functionality, and PCS. PCS is considered immaterial in the context of the contract and therefore is not a separate performance obligation. Multicomputer revenue is derived from the sale of hardware, software, extended warranties, royalties, and repair services. See disaggregated revenues below by products/services and divisions/segments.

See disaggregated revenues below by division.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$82	$133	$10,798	$10,931	$11,013
Service	348	47	4,260	4,307	4,655
Finance *	—	—	2	2	2
Total sales	$430	$180	$15,060	$15,240	$15,670

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2023
Sales:
Product	$472	$312	$10,622	$10,934	$11,406
Service	240	69	3,659	3,728	3,968
Finance *	—	—	1	1	1
Total sales	$712	$381	$14,282	$14,663	$15,375

*     Finance revenue is related to equipment leasing and is not subject to the guidance on revenue from contracts with customers (ASC 606).

See details of timing of revenue recognition, whether CSPi acted as the principal or agent, and geography below. Geographic areas are based on which the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$82	$133	$10,915	$11,048	$11,130
Transferred at a point in time where CSPi is agent	—	—	1,804	1,804	1,804
Transferred over time where CSPi is principal	348	47	2,341	2,388	2,736
Total Revenue	$430	$180	$15,060	$15,240	$15,670

Geography
United States	$422	$72	$14,743	$14,815	$15,237
Americas (excluding United States)	3	—	244	244	247
Europe	—	108	73	181	181
Asia-Pacific	5	—	—	—	5
Total Revenue	$430	$180	$15,060	$15,240	$15,670

2023
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$503	$312	$10,775	$11,087	$11,590
Transferred at a point in time where CSPi is agent	—	4	1,195	1,199	1,199
Transferred over time where CSPi is principal	209	65	2,312	2,377	2,586
Total Revenue	$712	$381	$14,282	$14,663	$15,375

Geography
United States	$693	$—	$13,250	$13,250	$13,943
Americas (excluding United States)	—	25	584	609	609
Europe	1	356	94	450	451
Asia-Pacific	18	—	354	354	372
Total Revenue	$712	$381	$14,282	$14,663	$15,375

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended December 31, 2024 was $23 thousand and CSPi acted as the agent. Revenue from these agreements in the three months ended December 31, 2023 was $1.4 million, which nearly all of the revenue was with CSPi acting as the principal.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.7 million and $1.7 million as of December 31, 2024 and September 30, 2024, respectively. Current contract assets were $0.9 million as of September 30, 2023. The current portion is recorded in other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of December 31, 2024 and September 30, 2024. There were no noncurrent contract assets as of September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.6 million and $2.2 million as of December 31, 2024 and September 30, 2024, respectively. Current contract liabilities were $1.9 million as of September 30, 2023. The current portion of contract liabilities is recorded in deferred revenue on the condensed consolidated balance sheets. There were no long-term contract liabilities as of December 31, 2024 and September 30, 2024, respectively. There were no long-term contract liabilities as of September 30, 2023. Revenue recognized for the three months ended December 31, 2024 that was included in contract liabilities as of September 30, 2024 was $0.7 million. Revenue recognized for the three months ended December 31, 2023 that was included in contract liabilities as of September 30, 2023 was $0.9 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three to six years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024. The portion of current capitalized costs were $73 thousand and $177 thousand as of  December 31, 2024 and September 30, 2024, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended December 31, 2024 and 2023 were $104 thousand and $108 thousand, respectively. This is recorded in Selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three months ended December 31, 2024 and 2023.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are for less than one year. There are certain contracts that contain a financing component. See Note 5 Financing receivables to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2025 (remaining 9 months)	$959
2026	999
2027	892
2028	888
2029	222
$3,960

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

We are required to present earnings per share (“EPS”), utilizing the two class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities. A net loss is not allocated to these participating securities as there are no contractual obligations that require participation in the Company’s losses.

Basic and diluted earnings per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Three Months Ended
	December 31,	December 31,
	2024	2023

Net income (loss)	$472	$(73)
Less: net income attributable to nonvested common stock	(34)	—
Net income (loss) attributable to common shareholders	$438	$(73)

Weighted average total shares outstanding - basic	9,828	8,864
Less: weighted average non–vested shares outstanding	(704)	—
Weighted average number of common shares outstanding - basic	9,124	8,864
Add: potential common shares from non-vested stock awards	495	—
Weighted average common shares outstanding - diluted	$9,619	8,864

Net income (loss) per common share - basic	$0.05	$(0.01)
Net income (loss) per common share - diluted	$0.05	$(0.01)

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

The following table presents the components of the Company’s accounts receivable for the periods indicated.

	Three months ended
	December 31, 2024	December 31, 2023

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$147	$100
Adjustment for adoption of new CECL standard	-	(67)
Provision for credit losses	6	28
Balances at end of the period	$153	$61

5.            Financing receivables, net

In the TS U.S. division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. This financing is separate from agreements with a leasing component, see Note 7 Leases for financing through leases. Determining whether to offer financing involves looking at the customer’s payment history, economic conditions, and capacity to pay.

The Company assigns an internal risk rating to each customer at inception, which groups customers into a portfolio based off this risk rating. A risk rating is assigned by analyzing a customer’s financial statements and the latest Fitch rating if publicly available as well as recent payment activity. The credit quality of customers is continually monitored by these items. Accounts rated low risk have the equivalent of a Fitch rating of BBB– or higher, moderate risk accounts have the equivalent of BB, and high risk accounts have the equivalent of B.

The risk characteristics of each customer are consistent with the Fitch rating or equivalent, which are defined by Fitch as the following:

'BBB' ratings indicate that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate, but adverse business or economic conditions are more likely to impair this capacity.

’BB' ratings indicate an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists that supports the servicing of financial commitments.

‘B’ ratings indicate that material default risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is vulnerable to deterioration in the business and economic environment.

Financing receivables, net carry an average weighted interest rate of 9.6%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2024 and 2023 was $141 thousand and $193 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of December 31, 2024				As of September 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$4,794	$780	$140	$5,714	$7,153	$874	$-	$8,027
Unearned interest income	(480)	(66)	(14)	(560)	(599)	(85)	-	(684)
Allowance for credit losses	(21)	(8)	(6)	(35)	(27)	(10)	-	(37)
Financing receivables, net	$4,293	$706	$120	$5,119	$6,527	$779	$-	$7,306
Short-term	$2,017	$424	$37	$2,478	$4,013	$371	$-	$4,384
Long-term	$2,276	$282	$83	$2,641	$2,514	$408	$-	$2,922

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	December 31, 2024				December 31, 2023
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$27	10	-	$37	$-	$-	$-	$-
Adjustment for adoption of new accounting standard	-	-	-	-	27	55	-	82
(Credit) provision charged to Consolidated Statements of Operations	(6)	(2)	6	(2)	(11)	6	-	(5)
Balances at end of the period	$21	$8	$6	$35	$16	$61	$-	$77

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of December 31, 2024 or September 30, 2024.

The following table presents Financing receivables, gross, including accrued interest, by credit quality indicator segregated by risk rating and year of origination as of December 31, 2024:

	December 31, 2024
	Fiscal year of origination
Risk Rating	2025	2024	2023	2021	Total

High	$140	$—	$—	$—	$140
Moderate	—	495	285	—	$780
Low	—	2,600	1,884	310	4,794
Total	$140	$3,095	$2,169	$310	$5,714

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2025	$2,418
2026	2,384
2027	854
2028	58
Total payments	$5,714
Less: unearned interest income	(560)
Less: allowance for credit losses	(35)
Total, net of unearned interest income and allowance for credit losses	$5,119

6.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2024	2024

	(Amounts in thousands)
Raw materials	$75	$77
Work-in-process	408	315
Finished goods	1,472	1,901
Total	$1,955	$2,293

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2024 and 2023 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	December 31, 2024	December 31, 2023
		(Amounts in thousands)
Finance Lease:
Operating Lease:
Operating lease cost	Selling, general, and administrative	139	132
Short-term lease cost	Selling, general, and administrative	9	9
Total lease costs		$148	$141
Less sublease interest income	Revenue	(1)	—
Total lease costs, net of sublease interest income		$147	$141

Supplemental cash flow information related to leases for three months ended December 31, 2024 and 2023 is below:

	Three months ended
	December 31, 2024	December 31, 2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$142	$134
Operating cash flows paid for short-term leases	9	9
Cash received from subleases	(4)	(5)

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 8.0% as of December 31, 2024. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended December 31, 2024 and 2023 was $75 thousand and $45 thousand, respectively. The increase was due to several agreements entered into in fiscal year 2024 and one in fiscal year 2025, partially offset with payments made on agreements made prior to these fiscal years.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	December 31, 2024	September 30, 2024
	(Amounts in thousands)
Current	$2,627	$2,553
Less: discount	(211)	(244)
Accounts payable and accrued expenses	$2,416	$2,309

Noncurrent	$1,714	$1,677
Less: discount	(115)	(146)
Other noncurrent liabilities	$1,599	$1,531

The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of December 31, 2024 and September 30, 2024, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of December 31, 2024 and September 30, 2024, Company borrowings, all from the TS segment, under the inventory line of credit were $2.6 million and $4.2 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2024 and September 30, 2024, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of December 31, 2024 and September 30, 2024 there were no cash withdrawals outstanding.

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

The Company’s pension plan in the U.K. is the only pension plan with plan assets. In October 2024 in connection with the planned termination of our defined benefit pension plan in the U.K. we entered into a buy-in bulk annuity insurance policy in exchange for a premium payment of 8.9 million Great British Pounds (equivalent to approximately $11.2 million as of December 31, 2024), which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in policy will be treated as a plan asset going forward until the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the Company will no longer have legal responsibility to pay the benefits to the members. In accordance with US GAAP the buy-in does not trigger a remeasurement at an interim period. Therefore, accounting entries to reflect this will be included in the Company’s Annual Report on Form 10-K for the year ending September 30, 2025. The buy-in policy will be treated as a plan asset going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the Company will no longer have legal responsibility to pay the benefits to the members. The plan assets were converted to all cash during the first quarter of fiscal year 2025.

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2024			2023
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$105	$2	$107	$112	$3	$115
Expected return on plan assets	(122)	—	(122)	(150)	—	(150)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(2)	(2)	—	(1)	(1)
Net periodic (benefit) cost	$(15)	$—	$(15)	$(36)	$2	$(34)

Post Retirement:
Service cost	$—	$7	$7	$—	$6	$6
Interest cost	—	15	15	—	16	16
Amortization of net gain	—	(30)	(30)	—	(43)	(43)
Net periodic benefit	$—	$(8)	$(8)	$—	$(21)	$(21)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2024				September 30, 2024
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$11,592	$11,592	$—	$—	$65	$65	$—	$—
Fixed income	—	—	—	—	10,388	8,714	1,674	—
Equity	—	—	—	—	913	263	650	—
Total plan assets	$11,592	$11,592	$—	$—	$11,366	$9,042	$2,324	$—

11.            Income Taxes

An income tax benefit of $115 thousand was recorded for the three months ended December 31, 2024 compared to an income tax expense of $13 thousand in the same period of 2023. The difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes and the change in valuation allowance maintained against certain state tax credits.

The income tax expense for the three months ended December 31, 2023 was primary driven by income earned in the United States.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2024	2024

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,602)	$(4,106)
Cumulative unrealized loss on pension liability	(1,259)	(1,259)
Accumulated other comprehensive loss, net	$(5,861)	$(5,365)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10 Pension and retirement plans for pension plan assets) or non-recurring basis as of December 31, 2024 or September 30, 2024.

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

	As of December 31, 2024		As of September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$30,654	$30,654	$30,585	$30,585	1	Consolidated Balance Sheets
Accounts receivable, net	14,888	14,888	14,494	14,494	2	Note 4
Financing receivables, net*	5,119	5,119	7,306	7,306	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities**	4,015	4,015	3,840	3,840	3	Note 8
Line of Credit	2,581	2,581	4,169	4,169	2	Note 9

*Original maturity over one year

**Contains vendor financing agreements with original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and Accounts payable and accrued expenses with original maturity of less than one year

Fair value was not materially different from their carrying values as of September 30, 2024, and 2023

Financing receivables, net

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Vendor financing agreements within Accounts payable and accrued expenses and other long-term liabilities with original maturity over one year

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

14.          Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2024 and 2023.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2024
Sales:
Product	$82	$133	$10,800	$10,933	$11,015
Service	348	47	4,260	4,307	4,655
Total sales	$430	$180	$15,060	$15,240	$15,670
Operating (loss) income	$(1,673)	$(95)	$1,414	$1,319	$(354)
Stock compensation expense	$(273)	$—	$(234)	$(234)	$(507)
Interest expense	$(2)	$—	$(75)	$(75)	$(77)
Interest income	$1	$49	$439	$488	$489
Total assets	$9,903	$7,573	$50,047	$57,620	$67,523
Capital expenditures	$(1)	$—	$(46)	$(46)	$(47)
Depreciation and amortization	$(20)	$—	$(43)	$(43)	$(63)

2023
Sales:
Product	$472	$312	$10,623	$10,935	$11,407
Service	240	69	3,659	3,728	3,968
Total sales	$712	$381	$14,282	$14,663	$15,375
Operating (loss) income	$(1,345)	$3	$999	$1,002	$(343)
Stock compensation expense	$(126)	$—	$(170)	$(170)	$(296)
Interest expense	$(4)	$—	$(45)	$(45)	$(49)
Interest income	$6	$54	$436	$490	$496
Total assets	$9,417	$7,595	$50,415	$58,010	$67,427
Capital expenditures	$(106)	$—	$(14)	$(14)	$(120)
Depreciation and amortization	$(28)	$—	$(51)	$(51)	$(79)

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

Concentrations of Credit Risk

All customers below are in the U.S. division of our TS segment. Each customer’s letter (e.g. “Customer A”) does not change meaning if Customer A is in multiple tables it is the same customer.

Below are customers with 10% or more of accounts receivables as of December 31, 2024 or September 30, 2024.

	As of December 31, 2024		As of September 30, 2024

	(Amounts in millions)
		% of Total		% of Total
	Accounts receivable	Accounts receivable	Accounts receivable	Accounts receivable

Customer A	$1.8	12%	$3.0	20%
Customer D	$2.0	13%	$1.3	9%
Customer E	$1.8	12%	$1.9	13%
Customer F	$1.8	12%	$0.9	6%

Below are customers with 10% or more of financing receivables as of December 31, 2024 or September 30, 2024.

	As of December 31, 2024		As of September 30, 2024

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer A	$1.8	34%	$3.0	41%
Customer B	$1.8	36%	$1.9	25%
Customer C	$0.3	5%	$1.3	18%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024		2023

	(Amounts in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer C	$0.1	1%	$2.6	17%
Customer F	$2.6	16%	$—	-%

15.          Dividend

On December 20, 2024, the Company’s board of directors declared a dividend of $0.03 per share payable January 15, 2025, to shareholders of record on the close of business on December 27, 2024.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, the impact of the Ukrainian-Russian military and Israeli-Hamas conflict on global trade and financial markets, and the impact of pandemics on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the three months ended December 31, 2024 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent trends affecting our financial performance

As of December 31, 2024, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations.

Overview of the three months ended December 31, 2024

Our sales increased by $0.3 million, or 2%, to $15.7 million for the three months ended December 31, 2024 as compared to $15.4 million for the three months ended December 31, 2023. The increase in sales is the result of an increase of $0.6 million in our TS segment, partially offset with a $0.3 million decrease in our HPP segment. Our gross margin percentage as a percentage of sales increased to 29% for the three months ended December 31, 2024 as compared to 27% for the three months ended December 31, 2023. For the three months ended December 31, 2024 there was an operating loss of $(0.4) million compared to an operating loss of $(0.3) million for the three months ended December 31, 2023. Other income, net was $0.7 million for the three months ended to December 31, 2024 as compared to $0.3 million for the three months ended December 31, 2023. An income tax benefit of $(115) thousand was recorded for the three months ended December 31, 2024 compared to an income tax expense of $13 thousand in the same period of fiscal year 2024. Net income for the three months ended December 31, 2024 was $472 thousand as compared to a net loss of $(73) thousands for the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2024 and 2023:

		%		%
	December 31, 2024	of sales	December 31, 2023	of sales

	(Dollar amounts in thousands)
Sales	$15,670	100%	$15,375	100%
Costs and expenses:
Cost of sales	11,106	71%	11,280	73%
Engineering and development	786	5%	700	5%
Selling, general and administrative	4,132	26%	3,738	24%
Total costs and expenses	16,024	102%	15,718	102%
Operating loss	(354)	(2)%	(343)	(2)%
Other income, net	711	4%	283	2%
Income (loss) before income taxes	357	2%	(60)	—%
Income tax (benefit) expense	(115)	(1)%	13	—%
Net income (loss)	$472	3%	$(73)	—%

Sales

Our sales increased by approximately $0.3 million to $15.7 million for the three months ended December 31, 2024 as compared to $15.4 million for the same prior year period.

TS segment sales change was as follows for the three months ended December 31, 2024 and 2023:

	December 31,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$10,933	$10,935	$(2)	—%
Services	4,307	3,728	579	16%
Total	$15,240	$14,663	$577	4%

TS segment product sales remained flat for the three months ended December 31, 2024 when compared to the same period in prior year.  The U.S. division product sales increased by $0.2 million, but was offset with the U.K. division decreased sales of $0.2 million. Service sales for the three months ended December 31, 2024 increased $0.6 million from the prior year period, which is attributable to the U.S. division. The increase in service sales was due to increased third party maintenance sales of $0.6 million.

HPP segment sales change was as follows for the three months ended December 31, 2024 and 2023:

	December 31,		Increase (decrease)
	2024	2023	$	%

	(Dollar amounts in thousands)
Products	$82	$472	$(390)	(83)%
Services	348	240	108	45%
Total	$430	$712	$(282)	(40)%

The HPP product sales decreased by $0.4 million for the three months ended December 31, 2024 as compared to the same prior year period primarily as a result of a $0.5 million decrease in Myricom product sales, partially offset with increased ARIA Zero Trust Protect (AZT PROTECTTM) sales of $0.1 million. The AZT PROTECTTM software license is recognized at a point in time and recorded in product revenue. The software license is the large majority of the revenue in an AZT PROTECTTM sale with the other portion of revenue coming from the post-contract customer support, which is recorded over time in the services revenue financial statement line item. The HPP services sales increased $0.1 million for the three months ended December 31, 2024 compared to the prior year period as a result of increased ARIA sales, which includes our ARIA ADR cybersecurity solution and post-contract customer support (PCS) for our AZT PROTECTTM software. These items are both recognized ratably over the contract term.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2024 and 2023:

	December 31,				Increase (decrease)
	2024	%	2023	%	$	%

	(Dollar amounts in thousands)
Americas	$15,484	99%	$14,552	95%	$932	6%
Europe	181	1%	451	3%	(270)	(60)%
Asia-Pacific	5	—%	372	2%	(367)	(99)%
Totals	$15,670	100%	$15,375	100%	$295	2%

The $0.9 million increase in sales to the Americas was primarily the result of an increase in the TS segment’s U.S. division of $1.2 million, partially offset with a decrease in the HPP segment of $0.3 million. The $0.3 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s U.K. division. The sales to Asia-Pacific decreased $0.4 million due to a decrease of sales in the TS segment’s U.S. division.

Gross Margins

Our gross margin ("GM") increased $0.5 million for the three months ended December 31, 2024 as compared to the same prior year period. The GM as a percentage of sales increased to 29% for the three months ended December 31, 2024 as compared to the same prior year period of 27%.

	December 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,349	29%	$3,757	26%	$592	3%
HPP	215	50%	338	47%	(123)	3%
Total	$4,564	29%	$4,095	27%	$469	2%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,836	17%	$1,897	17%	$(61)	—%
Services	2,513	58%	1,860	50%	653	8%
Total	$4,349	29%	$3,757	26%	$592	3%

The overall TS segment GM as a percentage of sales increased to 29% for the three month period ended December 31, 2024 compared to the prior year period of 26%. Product GM as a percentage of product sales remained flat at 17% for the three months ended December 31, 2024 compared to the prior year period. There were not any significant changes in GM for any individual products sold. Service GM as a percentage of service sales increased to 58% for the three months ended December 31, 2024 compared to the prior year period of 50% due to increased third party maintenance sales in which the sale is recorded “net” meaning gross profit is recorded in the services sales financial statement line item. This “net” recording increases GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024		2023		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$60	73%	$282	60%	$(222)	13%
Services	155	45%	56	23%	99	22%
Total	$215	50%	$338	47%	$(123)	3%

The overall HPP segment GM as a percentage of sales increased to 50% for the three months ended December 31, 2024 from 47% for the three months ended December 31, 2023. The 13% increase in product GM as a percentage of product revenue for the three months ended December 31, 2024 compared to the same prior year period is primarily due to recognition of the software license of AZT PROTECTTM, which is nearly all profit. The 22% increase in service GM as a percentage of services revenue from the prior year was due to increased ARIA ADR revenue and PCS for AZT PROTECTTM, which have fixed costs meaning more revenue will result in increased GM as a percentage of sales.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased $0.1 million for the three months ended December 31, 2024 to $0.8 million when compared to the prior year period due to increased consulting and stock compensation expense. The current period expenses were primarily for engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our Selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
		% of		% of	$	%
	2024	Total	2023	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,030	73%	$2,755	74%	$275	10%
HPP segment	1,102	27%	983	26%	119	12%
Total	$4,132	100%	$3,738	100%	$394	11%

SG&A expenses of $4.1 million for the three months ended December 31, 2024 increased $0.4 million as compared to the prior year period. The TS segment G&A expenses increased by $0.3 million primarily due to increased commissions as a result of higher gross margin and stock compensation expense when compared to the prior year period. The HPP segment SG&A expenses increased $0.1 million for the three months ended December 31, 2024 as compared to the prior year period primarily due to trade show attendance and related time and travel as well as increased stock compensation expense.

Other Income/Expenses

The following table details Total other income (expense), net for the three months ended December 31, 2024 and 2023:

	Three months ended

	December 31, 2024	December 31, 2023	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$295	$(174)	$469
Interest expense	(77)	(49)	(28)
Interest income	489	496	(7)
Other income, net	4	10	(6)
Total other income, net	$711	$283	$428

The $0.4 million increase in Total other income, net for the three months ended December 31, 2024 as compared to the same prior year period is primarily due to a net increase in Foreign exchange gain.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in Foreign exchange gain (loss) on the income statement and the foreign exchange gain is primarily from the U.S. Dollar bank account. The US dollar strengthened relative to the British Pound for the three months ended December 31, 2024 causing a foreign exchange gain.

The interest income decrease of $7 thousand for the three months ended December 31, 2024 as compared to the prior year period is primarily due to higher interest income of $59 thousand from our Cash and cash equivalents from an increased average cash balance when compared to the prior year despite a decrease in interest rates, partially offset with a decrease of $52 thousand from interest income with financing sales in our TS U.S. division.

The Interest expense decrease of $28 thousand for the three months ended December 31, 2024 as compared to the prior year period is related to the TS U.S. division entering into multi-year contracts in prior years, which incur less interest expense as time elapses due to principal payments being made. Payments on these agreements contain both principal and interest expense. See Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

An income tax benefit of $115 thousand was recorded for the three months ended December 31, 2024 compared to an income tax expense of $13 thousand in the same period of 2023. The difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes and the change in valuation allowance maintained against certain state tax credits.

The income tax expense for the three months ended December 31, 2023 was primary driven by income earned in the United States.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents increased by $0.1 million to $30.7 million as of December 31, 2024 from $30.6 million as of September 30, 2024.

The following is a summary of our cash flows for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,

(Dollar amounts in thousands)	2024	2023

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$1,741	$1,673
Investing activities	(47)	(126)
Financing activities	(1,587)	(1,182)
Effect of exchange rate changes on cash	(38)	29
Increase in cash and cash equivalents	$69	$394

Operating Activities

Cash provided by operating activities remained flat at $1.7 million for the three months ended December 31, 2024 and 2023. The changes from the prior year are primarily related to increased collections from Financing receivables of $0.8 million, decreased Inventory of $4.8 million, partially offset with decreased Accounts payable and accrued expenses of $4.3 million, and a decrease in pension liabilities of $0.7 million. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $47 thousand for the three months ended December 31, 2024 compared to $126 thousand used in investing activities for the prior year. The decrease in cash used from the prior year is primarily related to a decrease in purchases of property, equipment, and improvements.

Financing Activities

Cash used in financing activities was $1.6 million for the three months ended December 31, 2024 compared to $1.2 million for the prior year. The primary difference was the timing in the net borrowing on the line-of-credit, which for the three months ended December 31, 2024 we had a net payment of $1.6 million compared to a net payment of $0.8 million in the prior year. There was also a repayment of a note of $0.4 million in the prior year, which was the final payment.

Other Liquidity and Capital Resources Items

After foreign currency remeasurement and translation, our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.5 million as of December 31, 2024, which consisted of 0.2 million Euros, 0.3 million British Pounds, and 4.1 million U.S. Dollars. This cash is included in our total Cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K. However, we have entered a buy-in agreement for the U.K. pension.

As of December 31, 2024 and September 30, 2024, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes the availability of a limited cash withdrawal of up to $1.0 million. Amounts of $12.4 million and $10.8 million were available as of December 31, 2024 and September 30, 2024, respectively. As of December 31, 2024 and September 30, 2024 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

We have multi-year agreements in which we sell certain customers goods and services with financing. This is on the Consolidated Balance Sheets as Financing receivables, net of allowances and Financing receivables due after one year, net of allowances. In the remainer of fiscal year 2025 we are scheduled to receive $2.4 million related to the financing receivables.

We also have multi-year agreements with vendors related to some of the financing agreements we have for customers, which are on the Consolidated Balance Sheets in Accounts payable and accrued expenses and Other noncurrent liabilities payables (long-term portion in other noncurrent liabilities). In the remainder of fiscal year 2025 we are scheduled to pay $2.6 million related to the payables. This number is higher than the amount to be received because the majority of vendor financing agreements include favorable negotiated terms in which the vendor payment terms extended beyond the customer receiable terms.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weaknesses described in this Item 4 have been remediated by the changes we made in response to these material weaknesses.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2024, our management identified two material weaknesses as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected in a timely basis.

Material weakness 1 – Corporate credit cards

In August 2024 during its fiscal 2024 third quarter review the Company identified certain control deficiencies related to its business expense reimbursement and selected purchases policy and application of a legacy credit card program for Company credit cards. The control deficiencies arose out of a lack of adequate review and incomplete supporting documentation related to certain business expenses including those for reimbursement for Company credit card charges from a C level Company executive as well as an undocumented compensation agreement with regards to the use of credit card points which resulted in undisclosed compensation. The Audit Committee engaged a third party to investigate and analyze certain transactions made on the corporate credit card and it was not led by management. As of September 30, 2024, the C-level executive returned to the Company approximately $20,000 in aggregate related to the portion of the undisclosed compensation in excess of the intended compensation agreement. There were no subsequent amounts of undisclosed compensation returned to the company.

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

During the preparation of our annual financial statements, we determined that the controls over the credit card process were not operating effectively, and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024. The COSO principles of Exercises oversight responsibility and develops control activities were not properly followed in our internal controls. Although we have implemented changes to our internal controls over financial reporting as described herein, as of December 31, 2024 we cannot conclude that the material weaknesses has been remediated.

Material weakness 2 – Income taxes

Management identified another material weakness in our internal controls over financial reporting for income taxes relating to current/non-current taxes payable, certain deferred tax assets and liabilities, and current and deferred tax expenses. We use a third-party provider to prepare our tax provision and related disclosures on a quarterly basis. The company reviews the provision and disclosures. We believe the material weakness occurred due to a lack of competency of the third-party provider and management needs to perform a more comprehensive review with the third-party preparer. Although we have implemented changes to our internal controls over financial reporting as described herein, as of December 31, 2024 we cannot conclude that the material weaknesses has been remediated.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weakness, which includes the following steps.

Material weakness 1 – Corporate credit cards

●	All points earned on the Company credit cards will accrue only to the benefit of the Company.
●	The Company updated its Credit Card purchase and Reimbursement Policy and has taken steps to ensure the Expense Policy is followed with documentation and proper approvals.
●	In fiscal year 2025, internal audit will test a reasonable number of selections from all corporate credit card expenses monthly and report findings directly to the Company’s CFO. If there is an exception, this will be reported to the Audit Committee
●	Quarterly a summary report of Credit card internal audit results will be reported to the Audit Committee.

Material weakness 2 – Income taxes

●	Hired a new accounting firm with global expertise as our new third-party tax provider to prepare tax provisions and corporate income tax returns. We intend to use this firm to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan.
●	Hold quarterly meetings with our new third-party tax provider to discuss changes in tax law, key aspects of our quarterly/annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of the third-party provider prepared provisions and returns.
●	Provide income tax accounting training to those involved in the review of the tax data from our third-party tax provider.

We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, with the exception of the changes described above within this Item 4 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.         Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 5.         Other

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024, (b) our Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2024 and 2023, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2024 and 2023, (e) our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 10, 2025	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 10, 2025	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer