Form 10-Q
period 2025-03-31
CSP INC /MA/
filed 2025-05-15
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2025

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

As of May 9, 2025, the registrant had 9,863,101 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,495	$30,585
Accounts receivable, net of allowances of $131 and $147	13,645	14,494
Financing receivables, net of allowances of $18 and $12	2,727	4,384
Inventories	2,109	2,293
Refundable income taxes	468	—
Other current assets	1,898	3,093
Total current assets	50,342	54,849

Property, equipment and improvements, net	363	429
Operating lease right-of-use assets	486	489
Intangibles, net	47	50
Financing receivables due after one year, net of allowances of $71 and $25	3,664	2,922
Deferred income taxes, net	3,561	2,734
Cash surrender value of life insurance	5,696	5,589
Pension benefits assets	2,785	2,201
Other assets	178	173
Total assets	$67,122	$69,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,070	$12,084
Line of credit	444	4,169
Deferred revenue and contract liabilities	2,468	2,171
Pension and retirement plans	76	76
Income taxes payable	—	182
Total current liabilities	15,058	18,682
Pension and retirement plans	1,275	1,306
Operating lease liabilities - noncurrent portion	210	117
Income taxes payable	403	447
Other noncurrent liabilities	2,723	1,614
Total liabilities	19,669	22,166

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,863 and 9,776 shares, respectively	98	98
Additional paid-in capital	23,743	22,689
Retained earnings	29,235	29,848
Accumulated other comprehensive loss	(5,623)	(5,365)
Total shareholders’ equity	47,453	47,270
Total liabilities and shareholders’ equity	$67,122	$69,436

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Sales:
Product	$8,552	$8,458	$19,567	$19,865
Services	4,595	5,248	9,250	9,216
Total sales	13,147	13,706	28,817	29,081

Cost of sales:
Product	6,879	5,416	15,998	14,644
Services	2,061	1,812	4,048	3,864
Total cost of sales	8,940	7,228	20,046	18,508

Gross profit	4,207	6,478	8,771	10,573

Operating expenses:
Engineering and development	763	726	1,549	1,426
Selling, general and administrative	4,438	4,518	8,570	8,256
Total operating expenses	5,201	5,244	10,119	9,682

Operating (loss) income	(994)	1,234	(1,348)	891

Other income (expense):
Foreign exchange (loss) gain	(132)	32	163	(142)
Interest expense	(77)	(46)	(154)	(95)
Interest income	414	478	903	974
Other (expense) income, net	(2)	25	2	35
Total other income, net	203	489	914	772
(Loss) income before income taxes	(791)	1,723	(434)	1,663
Income tax (benefit) expense	(683)	135	(798)	148
Net (loss) income	$(108)	$1,588	$364	$1,515
Net (loss) income attributable to common shareholders	$(108)	$1,482	$341	$1,417

Net (loss) income per common share - basic	$(0.01)	$0.16	$0.04	$0.16
Weighted average common shares outstanding - basic	9,343	9,070	9,232	8,967

Net (loss) income per common share - diluted	$(0.01)	$0.16	$0.04	$0.15
Weighted average common shares outstanding - diluted	9,343	9,455	9,614	9,366

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Net (loss) income	$(108)	$1,588	$364	$1,515
Foreign currency translation gain (loss) adjustments, net of tax effect	238	(67)	(258)	240
Total comprehensive income	$130	$1,521	$106	$1,755

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2025 and 2024

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended March 31, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2024	9,880	$98	$23,196	$30,023	$(5,861)	$47,456
Net loss	—	—	—	(108)	—	(108)
Other comprehensive income	—	—	—	—	238	238
Stock-based compensation	—	—	448	—	—	448
Restricted stock issuance	1	—	—	—	—	—
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Purchase of common stock	(24)	—	—	(384)	—	(384)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(296)	—	(296)
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended March 31, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2023	9,456	$94	$21,133	$31,034	$(5,787)	$46,474
Net income	—	—	—	1,588	—	1,588
Other comprehensive loss	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	409	—	—	409
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Cash dividends paid on common stock ($0.025 per share)	—	—	—	(244)	—	(244)
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2025 and 2024

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	364	—	364
Other comprehensive loss	—	—	—	—	(258)	(258)
Stock-based compensation	—	—	955	—	—	955
Restricted stock issuance	105	—	—	—	—	—
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Purchase of common stock	(24)	—	—	(384)	—	(384)
Cash dividends paid on common stock ($0.06 per share)	—	—	—	(593)	—	(593)
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net income	—	—	—	1,515	—	1,515
Other comprehensive income	—	—	—	—	240	240
Stock-based compensation	—	—	705	—	—	705
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Cash dividends paid on common stock ($0.045 per share)	—	—	—	(433)	—	(433)
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2025	2024
Operating activities
Net income	$364	$1,515

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119	150
Amortization of intangibles	3	4
Loss on disposal of fixed assets, net	1	—
Foreign exchange (gain) loss	(163)	142
Provision (benefit) for credit losses - financing receivables	52	(12)
(Benefit) provision for credit losses - accounts receivable	(16)	40
Provision for obsolete inventory	46	106
Amortization of lease right-of-use assets	258	244
Stock-based compensation expense on restricted stock awards	955	705
Deferred income taxes	(828)	98
Increase in cash surrender value of life insurance	(54)	(68)

Changes in operating assets and liabilities:
Accounts receivable	866	204
Financing receivables	863	1,529
Inventories	137	965
Refundable income taxes	(468)	—
Other assets	1,182	611
Accounts payable and accrued expenses	91	(1,140)
Operating lease liabilities	(257)	(248)
Deferred revenue and contract liabilities	297	(230)
Pension and retirement plans liabilities	(679)	(67)
Income taxes payable	(226)	(994)
Other noncurrent liabilities	1,110	(230)
Net cash provided by operating activities	3,653	3,324

Investing activities
Life insurance premiums paid	(54)	(53)
Additions of intangible assets	—	(6)
Purchases of property, equipment and improvements	(54)	(134)
Net cash used in investing activities	(108)	(193)

Financing activities
Dividends paid	(593)	(433)
Net borrowing/repayment under line-of-credit agreement	(3,725)	(469)
Repayments on note payable	—	(427)
Repurchases of common stock	(384)	—
Proceeds from issuance of shares under equity compensation plans	99	83
Net cash used in financing activities	(4,603)	(1,246)
Effects of exchange rate on cash, net	(32)	17
Net (decrease) increase in cash and cash equivalents	(1,090)	1,902
Cash and cash equivalents beginning of period	30,585	25,217
Cash and cash equivalents end of period	$29,495	$27,119

Supplementary cash flow information:

Cash paid for income taxes	$724	$1,085
Cash paid for interest	$36	$22

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$247	$—
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$2,006	$1,742
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$1,833	$—

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

1.            Basis of Presentation and Significant Accounting Policies

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

Accounting Pronouncement Not Yet Adopted as of March 31, 2025

In November 2023, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Revenue generated from managed services is recognized over the term of the contract. Certain managed services contracts include financing of hardware and software. Revenues from arrangements which include financing are allocated considering relative standalone selling prices of lease and non-lease components within the agreement. The lease component includes hardware, which is subject to ASC 842 Leases. The non-lease components are subject to ASC 606 Revenue from Contracts with Customers.

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

The right of return risk lies with the original manufacturer of the product. Managed service contracts contain the right to refund if canceled within 30 days of inception. Any products with a standard warranty are treated as a warranty obligation under ASC 460 Guarantees.

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

HPP Segment Revenue

HPP segment revenue is derived from the sale of ARIA product lines, integrated hardware and software, maintenance, and other products and services from Myricom and Multicomputer.

ARIA ADR revenue is derived from sale of software and hardware. There is one performance obligation in an ARIA ADR sale as the software and hardware are combined because they are inputs in the contract to deliver an output of threat protection. This combined performance obligation is recognized evenly over the contract term. The transaction price is fixed consideration.

ARIA Zero Trust Gateway (“AZT”) revenue contains two performance obligations: a perpetual or term software license and post-contract customer support (“PCS”). The transaction price is fixed consideration and allocated based on relative stand-alone selling price. The software license has a large majority of transaction price allocated to it. Software license revenue is recognized at a point in time, generally when the license is made available to the customer. PCS revenue is recognized ratably over the contractual period of generally one year. The PCS can be renewed and is sold on a standalone basis after the initial contract term expires.

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$276	$417	$7,845	$8,262	$8,538
Transferred at a point in time where CSPi is agent	—	24	1,444	1,468	1,468
Transferred over time where CSPi is principal	371	38	2,732	2,770	3,141
Total Revenue	$647	$479	$12,021	$12,500	$13,147

Geography
United States	$497	$21	$11,452	$11,473	$11,970
Americas (excluding United States)	1	—	372	372	373
Europe	—	458	197	655	655
Asia-Pacific	149	—	—	—	149
Total Revenue	$647	$479	$12,021	$12,500	$13,147

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$2,254	$70	$6,433	$6,503	$8,757
Transferred at a point in time where CSPi is agent	—	—	2,320	2,320	2,320
Transferred over time where CSPi is principal	248	51	2,330	2,381	2,629
Total Revenue	$2,502	$121	$11,083	$11,204	$13,706

Geography
United States	$2,478	$44	$9,931	$9,975	$12,453
Americas (excluding United States)	3	(25)	1,099	1,074	1,077
Europe	3	98	53	151	154
Asia-Pacific	18	4	—	4	22
Total Revenue	$2,502	$121	$11,083	$11,204	$13,706

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$358	$550	$18,760	$19,310	$19,668
Transferred at a point in time where CSPi is agent	—	24	3,248	3,272	3,272
Transferred over time where CSPi is principal	719	85	5,073	5,158	5,877
Total Revenue	$1,077	$659	$27,081	$27,740	$28,817

Geography
United States	$919	$93	$26,195	$26,288	$27,207
Americas (excluding United States)	4	—	616	616	620
Europe	—	566	270	836	836
Asia-Pacific	154	—	—	—	154
Total Revenue	$1,077	$659	$27,081	$27,740	$28,817

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$2,757	$382	$17,208	$17,590	$20,347
Transferred at a point in time where CSPi is agent	—	4	3,515	3,519	3,519
Transferred over time where CSPi is principal	457	116	4,642	4,758	5,215
Total Revenue	$3,214	$502	$25,365	$25,867	$29,081

Geography
United States	$3,171	$44	$23,181	$23,225	$26,396
Americas (excluding United States)	3	—	1,683	1,683	1,686
Europe	4	454	147	601	605
Asia-Pacific	36	4	354	358	394
Total Revenue	$3,214	$502	$25,365	$25,867	$29,081

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended March 31, 2025 was $142 thousand and CSPi acted as the agent. There was no revenue from this type of agreement in the three months ended March 31, 2024. Revenue from these agreements in the six months ended March 31, 2025 was $165 thousand and CSPi acted as the agent. Revenue from these agreements in the six months ended March 31, 2024 was $1,427 thousand, which nearly all of the revenue was with CSPi acting as the principal.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.9 million and $1.7 million as of March 31, 2025 and September 30, 2024, respectively. Current contract assets were $0.9 million as of September 30, 2023. The current portion is recorded in Other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of March 31, 2025 and September 30, 2024. There were no noncurrent contract assets as of September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.5 million and $2.2 million as of March 31, 2025 and September 30, 2024, respectively. Current contract liabilities were $1.9 million as of September 30, 2023. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the condensed consolidated balance sheets. There were no long-term contract liabilities as of March 31, 2025 and September 30, 2024, respectively. There were no long-term contract liabilities as of September 30, 2023. Revenue recognized for the six months ended March 31, 2025 that was included in contract liabilities as of September 30, 2024 was $1.0 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the Other current assets on the condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024. The portion of current capitalized costs were $23 thousand and $177 thousand as of March 31, 2025 and September 30, 2024, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended March 31, 2025 and 2024 were $50 thousand and $121 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2025 and 2024 were $154 thousand and $229 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the six months ended March 31, 2025 and 2024.

Other

Projects are typically billed upon completion or at certain milestones. Products and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts are less than one year. There are certain contracts that contain a financing component. See Note 5 Financing receivables, net to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year and revenue is recognized ratably over the contract term. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2025 (remaining 6 months)	$658
2026	1,067
2027	961
2028	905
2029	222
$3,813

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

We are required to present earnings per share (“EPS”), utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities. Net losses are not allocated to these participating securities as there are no contractual obligations that require participation in the Company’s losses.

Basic and diluted EPS share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

	(Amounts in thousands except per share data)
Net (loss) income	$(108)	$1,588	$364	$1,515
Less: net income attributable to nonvested common stock	—	(106)	(23)	(98)
Net (loss) income attributable to common shareholders	$(108)	$1,482	$341	$1,417

Weighted average total shares outstanding - basic	9,343	9,719	9,851	9,586
Less: weighted average non–vested shares outstanding	—	(649)	(619)	(619)
Weighted average number of common shares outstanding - basic	9,343	9,070	9,232	8,967
Add: potential common shares from non-vested restricted stock awards	—	385	382	399
Weighted average common shares outstanding - diluted	9,343	9,455	$9,614	9,366

Net (loss) income per common share - basic	$(0.01)	$0.16	$0.04	$0.16
Net (loss) income per common share - diluted	$(0.01)	$0.16	$0.04	$0.15

Anti-dilutive securities include restricted stock, which are excluded from the diluted income per share computation. Non-vested restricted stock awards of 269 thousand shares were excluded from net loss per share for the three months ended March 31, 2025 because their inclusion would have been anti-dilutive as there was a net loss for the period.

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

The following tables present the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	March 31, 2025	March 31, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$153	$61
(Benefit) provision for credit losses	(22)	12
Balances at end of the period	$131	$73

	Six months ended
	March 31, 2025	March 31, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$147	$100
Adjustment for adoption of new CECL standard	-	(67)
(Benefit) provision for credit losses	(16)	40
Balances at end of the period	$131	$73

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

Financing receivables, net carry an average weighted interest rate of 9.7%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2025 and 2024 was $113 thousand and $158 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2025 and 2024 was $254 thousand and $351 thousand, respectively. Interest income from these agreements is recorded in Other (expense) income, net on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of March 31, 2025				As of September 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$5,173	$648	$1,290	$7,111	$7,153	$874	$-	$8,027
Unearned interest income	(436)	(51)	(144)	(631)	(599)	(85)	-	(684)
Allowance for credit losses	(24)	(6)	(59)	(89)	(27)	(10)	-	(37)
Financing receivables, net	$4,713	$591	$1,087	$6,391	$6,527	$779	$-	$7,306
Short-term	$1,977	$401	$349	$2,727	$4,013	$371	$-	$4,384
Long-term	$2,736	$190	$738	$3,664	$2,514	$408	$-	$2,922

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	March 31, 2025				March 31, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)				(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$21	$8	$6	$35	$16	$61	$-	$77
Provision (benefit) charged to Consolidated Statements of Operations	3	(2)	53	54	-	(7)	-	(7)
Balances at end of the period	$24	$6	$59	$89	$16	$54	$-	$70

	Six months ended
	March 31, 2025				March 31, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$27	$10	$-	$37	$-	$-	$-	$-
Adjustment for adoption of new accounting standard	-	-	-	-	27	55	-	82
(Benefit) provision charged to Consolidated Statements of Operations	(3)	(4)	59	52	(11)	(1)	-	(12)

Balances at end of the period	$24	$6	$59	$89	$16	$54	$-	$70

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of March 31, 2025 or September 30, 2024.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of March 31, 2025:

	March 31, 2025
	Fiscal year of origination
Risk Rating	2025	2024	2023	Total

High	$1,290	$—	$—	$1,290
Moderate	—	410	238	$648
Low	689	2,600	1,884	5,173
Total	$1,979	$3,010	$2,122	$7,111

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2025 (remaining 6 months)	$2,528
2026	3,043
2027	1,482
2028	58
Total payments	$7,111
Less: unearned interest income	(631)
Less: allowance for credit losses	(89)
Total, net of unearned interest income and allowance for credit losses	$6,391

6.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2025	2024

	(Amounts in thousands)
Raw materials	$60	$77
Work-in-process	124	315
Finished goods	1,925	1,901
Total	$2,109	$2,293

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2025 and 2024 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	March 31, 2025	March 31, 2024
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$127	$132
Short-term lease cost	Selling, general, and administrative	7	8
Total lease costs		$134	$140
Less sublease interest income	Revenue	(3)	(1)
Total lease costs, net of sublease interest income		$131	$139

The components of lease costs for the six months ended March 31, 2025 and 2024 are as follows:

		Six months ended
	Consolidated Statements of Operations Location	March 31, 2025	March 31, 2024
		(Amounts in thousands)
Finance Lease:
Operating Lease:
Operating lease cost	Selling, general, and administrative	$266	$264
Short-term lease cost	Selling, general, and administrative	16	17
Total lease costs		$282	$281
Less sublease interest income	Revenue	(4)	(1)
Total lease costs, net of sublease interest income		$278	$280

Supplemental cash flow information related to leases for the six months ended March 31, 2025 and 2024 is below:

	Six months ended
	March 31, 2025	March 31, 2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$281	$268
Operating cash flows paid for short-term leases	16	17
Operating cash flows paid for finance leases	—	1
Cash received from subleases	(21)	(7)
Lease assets obtained in exchange for new lease liabilities
Operating leases	247	—

In April 2025, a lease agreement for a new office space for the TS U.S. division was executed, which will commence in August of 2025 and have a term for 80 months with total rent payments of around $1.2 million. The division’s office in Deerfield Beach will move to Boca Raton, Florida.

8.            Accounts payable and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 8.4% as of March 31, 2025. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended March 31, 2025 and 2024 was $75 thousand and $35 thousand, respectively. Interest expense related to these agreements for the six months ended March 31, 2025 and 2024 was $150 thousand and $88 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and accrued expenses and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	March 31, 2025	September 30, 2024
	(Amounts in thousands)
Current	$2,883	$2,553
Less: discount	(278)	(244)
Accounts payable and accrued expenses	$2,605	$2,309

Noncurrent	$2,863	$1,677
Less: discount	(140)	(146)
Other noncurrent liabilities	$2,723	$1,531

The TS segment has many vendors it transacts with and does not have any specific agreement with this vendor that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of March 31, 2025 and September 30, 2024, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the US to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of March 31, 2025 and September 30, 2024, Company borrowings, all from the TS segment, under the inventory line of credit were $0.4 million and $4.2 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2025 and September 30, 2024, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2025 and September 30, 2024 there were no cash withdrawals outstanding.

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

The Company’s pension plan in the U.K. is the only pension plan with plan assets. In October 2024 the company contributed approximately 0.6 million Great British Pounds to the U.K. pension plan and all of the plan assets were converted to cash. Also in October 2024, in connection with the planned termination of our defined benefit pension plan in the U.K., we paid 8.5 million Great British Pounds to enter into a buy-in contract. This payment is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in contract, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments. In accordance with US GAAP, specifically ASC 715-30 Defined Benefit Plans – Pension, the buy-in contract does not qualify as a significant event and therefore remeasurement is not required. The buy-in contract will be treated as a plan asset. When the buy-in contract transitions to a buy-out contract the Company will no longer have legal responsibility to pay the benefits to the members. This transition is a significant event and the pension assets and liabilities will be remeasured at this time. If the transition does not occur before September 30, 2025, the pension assets and liabilities will be remeasured as of this date in accordance with our Pension and Retirement Plans accounting policy.

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended March 31,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$104	$2	$106	$109	$3	$112
Expected return on plan assets	(122)	—	(122)	(146)	—	(146)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(1)	(1)	—	(2)	(2)
Net periodic (benefit) cost	$(16)	$1	$(15)	$(35)	$1	$(34)

Post Retirement:
Service cost	$—	$6	$6	$—	$6	$6
Interest cost	—	15	15	—	16	16
Amortization of net gain	—	(30)	(30)	—	(43)	(43)
Net periodic benefit	$—	$(9)	$(9)	$—	$(21)	$(21)

	Six Months Ended March 31,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$209	$4	$213	$221	$6	$227
Expected return on plan assets	(244)	—	(244)	(296)	—	(296)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net gain	—	(3)	(3)	—	(3)	(3)
Net periodic (benefit) cost	$(31)	$1	$(30)	$(71)	$3	$(68)

Post Retirement:
Service cost	$—	$13	$13	$—	$12	$12
Interest cost	—	30	30	—	32	32
Amortization of net gain	—	(60)	(60)	—	(86)	(86)
Net periodic benefit	$—	$(17)	$(17)	$—	$(42)	$(42)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2025				September 30, 2024
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$179	$179	$—	$—	$65	$65	$—	$—
Fixed income	—	—	—	—	10,388	8,714	1,674	—
Buy-in contract*	8,447	—	—	8,447	—	—	—	—
Equity	—	—	—	—	913	263	650	—
Total plan assets	$8,626	$179	$—	$8,447	$11,366	$9,042	$2,324	$—

*This fair value is as of December 31, 2025 and is based on the latest information available. The buy-in contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value. Due to this, the buy-in contract is classified as a Level 3. The fair value of the buy-in contract can vary significantly based on the 20-year U.K. gilt yield, which was around 4.5% as of September 30, 2024 and 5.0% as of December 31, 2024 leading to a decrease in fair value. Additionally, the profit realized by the insurance company is not considered in the fair value and a decrease will occur from payments made to the pensioners.

11.            Income Taxes

The Company recorded an income tax benefit of $683 thousand and income tax expense of $135 thousand for the three months ended March 31, 2025 and 2024, respectively, and an income tax benefit of $798 thousand and income tax expense of $148 thousand for the six months ended March 31, 2025 and 2024, respectively. The income tax benefit for the three and six months ended March 31, 2025 was primarily driven by the impact of tax credits that we expect to be able to utilize against federal and state taxes and the excess tax benefits on restricted stock awards vested during the period. The income tax expense for the three and six months ended March 31, 2024 was primarily driven by income earned in the United States.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2025	2024

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,364)	$(4,106)
Cumulative unrealized loss on pension liability	(1,259)	(1,259)
Accumulated other comprehensive loss, net	$(5,623)	$(5,365)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring basis (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of March 31, 2025 or September 30, 2024.

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

	As of March 31, 2025		As of September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$29,495	$29,495	$30,585	$30,585	1	Consolidated Balance Sheets
Accounts receivable, net	13,645	13,645	14,494	14,494	2	Note 4
Financing receivables, net*	6,391	6,391	7,306	7,306	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities**	5,328	5,328	3,840	3,840	3	Note 8
Line of Credit	444	444	4,169	4,169	2	Note 9

*Original maturity over one year

**Contains vendor financing agreements with original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and Accounts payable and accrued expenses with original maturity of less than one year

Fair value was not materially different from their carrying values as of March 31, 2025, and September 30, 2024

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

14.          Segment Information

Our reporting segments are aligned to how Victor Dellovo, CEO, who is the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s strategies and budgets. It is also consistent with how we manage the business and view the markets we serve.

The following tables present certain operating segment information for the three and six months ended March 31, 2025 and 2024.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$273	$417	$7,862	$8,279	$8,552
Service	374	62	4,159	4,221	4,595
Total sales	$647	$479	$12,021	$12,500	$13,147
Operating (loss) income	$(1,566)	$(20)	$592	$572	$(994)
Interest expense	$(3)	$—	$(74)	$(74)	$(77)
Interest income	$1	$43	$370	$413	$414
Total assets	$11,544	$8,061	$47,517	$55,578	$67,122
Capital expenditures	$(2)	$—	$(5)	$(5)	$(7)
Depreciation and amortization	$(18)	$—	$(41)	$(41)	$(59)

2024
Sales:
Product	$2,043	$61	$6,354	$6,415	$8,458
Service	459	60	4,729	4,789	5,248
Total sales	$2,502	$121	$11,083	$11,204	$13,706
Operating income (loss)	$266	$(56)	$1,024	$968	$1,234
Interest expense	$(3)	$—	$(43)	$(43)	$(46)
Interest income	$6	$54	$418	$472	$478
Total assets	$11,599	$7,581	$45,020	$52,601	$64,200
Capital expenditures	$(12)	$—	$(2)	$(2)	$(14)
Depreciation and amortization	$(25)	$—	$(50)	$(50)	$(75)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$355	$550	$18,662	$19,212	$19,567
Service	722	109	8,419	8,528	9,250
Total sales	$1,077	$659	$27,081	$27,740	$28,817
Operating (loss) income	$(3,239)	$(115)	$2,006	$1,891	$(1,348)
Interest expense	$(5)	$—	$(149)	$(149)	$(154)
Interest income	$2	$92	$809	$901	$903
Total assets	$11,544	$8,061	$47,517	$55,578	$67,122
Capital expenditures	$(3)	$—	$(51)	$(51)	$(54)
Depreciation and amortization	$(38)	$—	$(84)	$(84)	$(122)

2024
Sales:
Product	$2,515	$373	$16,977	$17,350	$19,865
Service	699	129	8,388	8,517	9,216
Total sales	$3,214	$502	$25,365	$25,867	$29,081
Operating (loss) income	$(1,079)	$(53)	$2,023	$1,970	$891
Interest expense	$(7)	$—	$(88)	$(88)	$(95)
Interest income	$12	$108	$854	$962	$974
Total assets	$11,599	$7,581	$45,020	$52,601	$64,200
Capital expenditures	$(118)	$—	$(16)	$(16)	$(134)
Depreciation and amortization	$(53)	$—	$(101)	$(101)	$(154)

Operating (loss) income consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income (expense) or by income tax expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 5 Financing receivables, net for details) and interest income from money market accounts, and interest expense primarily from multi-year agreements with vendors (see Note 8 Accounts payable and other noncurrent liabilities). All intercompany transactions have been eliminated.

Concentrations of Credit Risk

All customers below, excluding Customer E, are in the U.S. division of our TS segment. Each customer’s letter (e.g. “Customer A”) does not change meaning if Customer A is in multiple tables, it is the same customer.

There were no customers with 10% or more of accounts receivable as of March 31, 2025 or September 30, 2024.

Below are customers with 10% or more of financing receivables as of March 31, 2025 or September 30, 2024.

	As of March 31, 2025		As of September 30, 2024

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer A	$1.5	23%	$3.0	41%
Customer B	$1.9	30%	$1.9	25%
Customer C	$0.3	4%	$1.3	18%
Customer D	$1.1	17%	$—	-%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer E	$0.1	1%	$2.1	15%	$0.2	1%	$2.1	7%
Customer F	$1.5	11%	$0.3	2%	$2.6	9%	$0.8	3%

15.          Dividend

On December 20, 2024, the Company’s board of directors declared a dividend of $0.03 per share payable January 15, 2025, to shareholders of record on the close of business on December 27, 2024.

On February 10, 2025, the Company’s board of directors declared a dividend of $0.03 per share payable March 10, 2025, to shareholders of record on the close of business on February 24, 2025.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. An additional risk factor can be found within this Form 10-Q under Item 1A under the heading “Risk Factors.” Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, the impact of the Ukrainian-Russian military and Israeli-Hamas conflict on global trade and financial markets, and the impact of pandemics on our business, tariffs, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the three months ended March 31, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent trends affecting our financial performance

As of March 31, 2025, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations

Overview of the three months ended March 31, 2025

Our sales decreased by $0.6 million, or 4%, to $13.1 million for the three months ended March 31, 2025 compared to $13.7 million for the three months ended March 31, 2024. Our gross margin percentage decreased to 32% for the three months ended March 31, 2025 compared to 47% for the three months ended March 31, 2024. For the three months ended March 31, 2025 there was an operating loss of $1.0 million compared to operating income of $1.2 million for the three months ended March 31, 2024. Other income, net decreased $0.3 million to $0.2 million for the three months ended March 31, 2025 compared to $0.5 million for the same prior year period. An income tax benefit of $0.7 million was recorded for the three months ended March 31, 2025 compared to an income tax expense of $0.1 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2025 and 2024:

		%		%
	March 31, 2025	of sales	March 31, 2024	of sales

	(Dollar amounts in thousands)
Sales	$13,147	100%	$13,706	100%
Costs and expenses:
Cost of sales	8,940	68%	7,228	53%
Engineering and development	763	6%	726	5%
Selling, general and administrative	4,438	34%	4,518	33%
Total costs and expenses	14,141	108%	12,472	91%
Operating (loss) income	(994)	(8)%	1,234	9%
Other income, net	203	2%	489	4%
(Loss) income before income taxes	(791)	(6)%	1,723	13%
Income tax (benefit) expense	(683)	(5)%	135	1%
Net (loss) income	$(108)	(1)%	$1,588	12%

Sales

Our sales decreased by approximately $0.6 million, or 4%, to $13.1 million for the three months ended March 31, 2025 compared to $13.7 million for the same prior year period. The decrease in sales is the result of a decrease of $1.9 million in our HPP segment, partially offset by a $1.3 million increase in our TS segment.

TS segment sales change was as follows for the three months ended March 31, 2025 and 2024:

	March 31,		Increase (decrease)
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$8,279	$6,415	$1,864	29%
Services	4,221	4,789	(568)	(12)%
Total	$12,500	$11,204	$1,296	12%

The increase in TS segment product sales of $1.9 million is due to increased sales to several existing major customers in the US division of $1.5 million and the UK division of $0.4 million. Service sales for the three months ended March 31, 2025 decreased $0.6 million from the same prior year period, which was attributable to the US division. The decrease in service sales included decreased third-party maintenance sales of $0.9 million, partially offset by increased managed services sales of $0.2 million and increased internal and third-party services of $0.1 million.

HPP segment sales change was as follows for the three months ended March 31, 2025 and 2024:

	March 31,		Decrease
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$273	$2,043	$(1,770)	(87)%
Services	374	459	(85)	(19)%
Total	$647	$2,502	$(1,855)	(74)%

The HPP product sales decreased $1.8 million for the three months ended March 31, 2025 compared to the same prior year period as a result of one decreased sale of ARIA Zero Trust Gateway to one major customer of $2.0 million in the prior year not recurring in the current year period, partially offset by increased ARIA Zero Trust Gateway sales to new customers of $0.2 million. The HPP service sales decreased $0.1 million due to decreased royalties of $0.2 million, partially offset by $0.1 million increased ARIA AZT customer support revenue.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2025 and 2024:

	March 31,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$12,343	94%	$13,530	99%	$(1,187)	(9)%
Europe	655	5%	154	1%	501	325%
APAC and Africa	149	1%	22	—%	127	577%
Totals	$13,147	100%	$13,706	100%	$(559)	(4)%

The $1.2 million decrease in sales to the Americas was primarily the result of a $2.0 million decrease in the HPP segment, partially offset by an increase in the TS segment’s US division of $0.8 million. The $0.5 million increase in sales to Europe was primarily the result of increased sales by our TS segment’s UK division of $0.4 million and the US division of $0.1 million. The sales to APAC and Africa increased $0.1 million for the three months ended March 31, 2025 compared to the same prior year period due to an increase in the HPP segment expanding its ARIA AZT sales in the region.

Gross Margins

Our gross margin ("GM") decreased $2.3 million for the three months ended March 31, 2025 as compared to the same prior year period. The GM as a percentage of sales decreased to 32% for the three months ended March 31, 2025 compared to the same prior year period of 47%.

	March 31,
	2025		2024		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$3,836	31%	$4,314	39%	$(478)	(8)%
HPP	371	57%	2,164	86%	(1,793)	(29)%
Total	$4,207	32%	$6,478	47%	$(2,271)	(15)%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,500	18%	$1,210	19%	$290	(1)%
Services	2,336	55%	3,104	65%	(768)	(10)%
Total	$3,836	31%	$4,314	39%	$(478)	(8)%

The overall TS segment GM as a percentage of sales decreased to 31% for the three month period ended March 31, 2025 compared to 39% for the same prior year period. Product GM as a percentage of revenue decreased 1% due to a different product mix without any significant changes from the prior year period. The service GM as a percentage of revenue decreased 10% from the prior year due to decreased third-party maintenance sales, which are recorded “net” meaning the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025		2024		Decrease
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$173	63%	$1,832	90%	$(1,659)	(27)%
Services	198	53%	332	72%	(134)	(19)%
Total	$371	57%	$2,164	86%	$(1,793)	(29)%

The overall HPP segment GM as a percentage of sales decreased to 57% for the three months ended March 31, 2025 from 86% for the three months ended March 31, 2024. The 27% decrease in product GM as a percentage of product revenue for the three months ended March 31, 2025 compared to the same prior year period is due to one large ARIA Zero Trust Gateway order in the prior year period, which did not recur in the current period. The large ARIA Zero Trust Gateway order in the prior year was nearly all GM. The service GM as a percentage of services revenue from the same prior year period decreased 19% to 53% for the three months ended March 31, 2025 compared to 72% for the three months ended March 31, 2024 due to decreased royalty sales, which are nearly all GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment remained relatively flat for the three months ended March 31, 2025 compared to the prior year period without any significant changes in the expense mix. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,				$	%
		% of		% of	Increase	Increase
	2025	Total	2024	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,264	74%	$3,345	74%	$(81)	(2)%
HPP segment	1,174	26%	1,173	26%	1	—%
Total	$4,438	100%	$4,518	100%	$(80)	(2)%

SG&A expenses decreased $0.1 million to $4.4 million for the three months ended March 31, 2025 compared to the same prior year period. The $0.1 million decrease in TS segment SG&A expenses compared to the same prior year period is primarily the result of decreased variable compensation. The HPP segment SG&A expenses remained relatively flat at $1.2 million the three months ended March 31, 2025 as compared to the prior year period due to increased salaries of $0.1 million, which was offset by decreased commissions of $0.1 million.

Other Income/Expenses

The following table details other income, net for the three months ended March 31, 2025 and 2024:

	Three months ended

	March 31, 2025	March 31, 2024	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$(132)	$32	$(164)
Interest expense	(77)	(46)	(31)
Interest income	414	478	(64)
Other income, net	(2)	25	(27)
Total other income, net	$203	$489	$(286)

Total other income, net for the three months ended March 31, 2025 was $0.2 million compared to $0.5 million for the three months ended March 31, 2024.

The $0.2 million decreased foreign exchange loss for the three months ended March 31, 2025 was primarily due to the US Dollar weakening relative to the British Pound compared to the same prior year period. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange loss was primarily from the US Dollar bank account in our TS UK division.

Interest income decreased $64 thousand for the three months ended March 31, 2025 compared to the same prior year period primarily due to decreased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements with higher interest rates have been entered into during fiscal 2024 and 2025, this is more than offset by lower interest income recognized from a larger number of prior agreements because interest income decreases from each agreement as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense increase of $31 thousand for the three months ended March 31, 2025 compared to the same prior year period was related to the TS US division entering into additional multi-year vendor contracts related to sales agreements that have payment terms in excess of one year during fiscal years 2024 and 2025. Interest expense increased while interest income decreased because many of the Company’s financing sales prior to fiscal year 2024 did not have vendor financing, but in fiscal years 2024 and 2025 vendor financing became more prevalent.

Income Taxes

The Company recorded an income tax benefit of $683 thousand and income tax expense of $135 thousand for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit for the three months ended March 31, 2025 was primarily driven by the impact of tax credits that we expect to be able to utilize against federal and state taxes and the excess tax benefits on restricted stock awards vested during the period. The income tax expense for the three months ended March 31, 2024 was primarily driven by income earned in the United States.

Overview of the six months ended March 31, 2025

Our sales decreased by $0.3 million, or 1%, to $28.8 million for the six months ended March 31, 2025 as compared to $29.1 million for the six months ended March 31, 2024. The decrease in sales is the result of a decrease of approximately $2.2 million in our HPP segment, partially offset by an increase of $1.9 million in the TS segment. Our gross margin percentage decreased 6% to 30% of sales for the six months ended March 31, 2025 compared to 36% for the six months ended March 31, 2024. For the six months ended March 31, 2025 operating loss was $1.3 million compared to operating income of $0.9 million for the six months ended March 31, 2024. Other income, net increased $0.1 million for the six months ended March 31, 2025 compared to the six months ended March 31, 2024. An income tax benefit of $0.8 million was recorded for the six months ended March 31, 2025 compared to an income tax expense of $0.1 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2025 and 2024:

		%		%
	March 31, 2025	of sales	March 31, 2024	of sales

	(Dollar amounts in thousands)
Sales	$28,817	100%	$29,081	100%
Costs and expenses:
Cost of sales	20,046	70%	18,508	64%
Engineering and development	1,549	5%	1,426	5%
Selling, general and administrative	8,570	30%	8,256	28%
Total costs and expenses	30,165	105%	28,190	97%
Operating (loss) income	(1,348)	(5)%	891	3%
Other income, net	914	3%	772	3%
(Loss) income before income taxes	(434)	(2)%	1,663	6%
Income tax (benefit) expense	(798)	(3)%	148	1%
Net income	$364	1%	$1,515	5%

Sales

Our sales decreased by approximately $0.3 million, or 1%, to $28.8 million for the six months ended March 31, 2025 as compared to $29.1 million for the six months ended March 31, 2024. The decrease in sales is the result of a decrease of approximately $2.2 million in our HPP segment, partially offset by an increase of $1.9 million in the TS segment.

TS segment sales change was as follows for the six months ended March 31, 2025 and 2024:

	March 31,		Increase
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$19,212	$17,350	$1,862	11%
Services	8,528	8,517	11	—%
Total	$27,740	$25,867	$1,873	7%

The increase in TS segment product sales of $1.9 million during the period as compared to the prior year period is attributable to increased sales of $1.7 million to several existing major customers in the US division combined with an increase in sales of $0.2 million in the UK division to existing customers. Service sales for the six months ended March 31, 2025 remained relatively flat from the prior year period with changes in the mix of revenue including an increase of $0.2 million from internal and third-party services and an increase in managed services of $0.1 million, offset by a decrease in third-party services of $0.3 million. All of these service sales changes occurred in the US division.

HPP segment sales change was as follows for the six months ended March 31, 2025 and 2024:

	March 31,		Increase (decrease)
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$355	$2,515	$(2,160)	(86)%
Services	722	699	23	3%
Total	$1,077	$3,214	$(2,137)	(66)%

The HPP product sales decreased by $2.2 million for the six months ended March 31, 2025 as compared to the prior year period primarily as a result of one large ARIA AZT order of $2.0 million which occurred in the prior year period and did not recur in the current year combined with a $0.5 million decrease in Myricom sales, which was partially offset by increased ARIA AZT revenue to new customers of $0.3 million. The HPP service sales remained flat for the six months ended March 31, 2025 compared to the prior year period with changes in the mix of revenue including increased ARIA AZT customer support revenue of $0.2 million, which was offset by decreased revenue from royalties on high-speed processing boards related to the E2D program.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2025 and 2024:

	March 31,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$27,827	96%	$28,082	97%	$(255)	(1)%
Europe	836	3%	605	2%	231	38%
APAC and Africa	154	1%	394	1%	(240)	(61)%
Totals	$28,817	100%	$29,081	100%	$(264)	(1)%

The $0.3 million decrease in sales to the Americas was the result of a decrease in the HPP segment of $2.3 million, which was partially offset by the TS segment’s US division increase of $2.0 million. The sales to Europe increased $0.2 million due to increased sales in the TS US division of $0.1 million and the TS UK division of $0.1 million. The sales to APAC and Africa decreased $0.2 million as a result of decreased sales in the TS segment’s US division of $0.3 million, partially offset by increased sales in the HPP segment of $0.1 million.

Gross Margins

Our gross margin ("GM") decreased $1.8 million for the six months ended March 31, 2025 compared to the same prior year period. The GM as a percentage of total sales decreased to 30% for the six months ended March 31, 2025 as compared to the same prior year period of 36%.

	March 31,
	2025		2024		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$8,185	30%	$8,071	31%	$114	(1)%
HPP	586	54%	2,502	78%	(1,916)	(24)%
Total	$8,771	30%	$10,573	36%	$(1,802)	(6)%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$3,336	17%	$3,107	18%	$229	(1)%
Services	4,849	57%	4,964	58%	(115)	(1)%
Total	$8,185	30%	$8,071	31%	$114	(1)%

The overall TS segment GM as a percentage of total sales decreased to 30% for the six month period ended March 31, 2025 compared to 31% from the prior year period. Product GM as a percentage of revenue for the six months ended March 31, 2025 decreased 1% from the prior year period due to product mix. Service GM as a percentage of total sales decreased to 57% for the six months ended March 31, 2025 compared to 58% from the prior year period. This was primarily due to decreased third-party maintenance sales, which are recorded “net” meaning the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025		2024		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$233	66%	$2,114	84%	$(1,881)	(18)%
Services	353	49%	388	56%	(35)	(7)%
Total	$586	54%	$2,502	78%	$(1,916)	(24)%

The overall HPP segment GM as a percentage of sales decreased to 54% for the six months ended March 31, 2025 from 78% for the six months ended March 31, 2024. The 18% decrease in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to one large ARIA Zero Trust Gateway order in the prior year period, which was nearly all GM and did not recur in the current period. The 7% decrease in service GM as a percentage of service revenue for the six months ended March 31, 2025 compared to the same prior year period was due to decreased royalty sales, which are nearly all GM, partially offset by more AZT customer support GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased to $1.5 million for the six months ended March 31, 2025 compared to the same prior year period of $1.4 million due to increased consulting as the quantity of sales opportunities increased. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,
		% of		% of	$	%
	2025	Total	2024	Total	Increase	Increase

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$6,294	73%	$6,100	74%	$194	3%
HPP segment	2,276	27%	2,156	26%	120	6%
Total	$8,570	100%	$8,256	100%	$314	4%

SG&A expenses increased $0.3 million for the six months ended March 31, 2025 compared to the same prior year period. The $0.2 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased stock compensation expense. The HPP segment SG&A expenses increased $0.1 million for the six months ended March 31, 2025 as compared to the prior year period primarily due to increased stock compensation expense.

Other Income/Expenses

The following table details other income, net for the six months ended March 31, 2025 and 2024:

	Six months ended

	March 31, 2025	March 31, 2024	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$163	$(142)	$305
Interest expense	(154)	(95)	(59)
Interest income	903	974	(71)
Other income, net	2	35	(33)
Total other income, net	$914	$772	$142

Total other income, net for the six months ended March 31, 2025 increased $0.1 million to income of $0.9 million compared to income of $0.8 million in the same prior year period.

The $0.3 million increased foreign exchange gain for the six months ended March 31, 2025 was due to the US Dollar strengthening relative to the British Pound compared to the same prior year period. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange gain in the current period was primarily from the US Dollar bank account in our TS UK division.

Interest income decreased $71 thousand for the six months ended March 31, 2025 compared to the same prior year period primarily due to decreased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details). Although new agreements with higher interest rates have been entered into during fiscal years 2024 and 2025, this is more than offset by lower interest income recognized from a larger number of prior agreements because interest income decreases from each agreement as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense increase of $59 thousand for the three months ended March 31, 2025 compared to the same prior year period was primarily related to the TS US division entering into additional multi-year vendor contracts related to sales agreements in fiscal year 2025 that have payment terms in excess of one year. Interest expense increased while interest income decreased because many of the Company’s financing sales prior to fiscal year 2024 did not have vendor financing, but in fiscal years 2024 and 2025 vendor financing became more prevalent.

Income Taxes

The Company recorded an income tax benefit of $798 thousand and income tax expense of $148 thousand for the six months ended March 31, 2025 and 2024, respectively. The income tax benefit for the six months ended March 31, 2025 was primarily driven by the impact of tax credits that we expect to be able to utilize against federal and state taxes and the excess tax benefits on restricted stock awards vested during the period. The income tax expense for the six months ended March 31, 2024 was primarily driven by income earned in the United States.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents decreased by $1.1 million to $29.5 million as of March 31, 2025 from $30.6 million as of September 30, 2024.

The following is a summary of our cash flows for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,

	2025	2024

	(Dollar amounts in thousands)
Net cash (used in) provided by:
Operating activities	$3,653	$3,324
Investing activities	(108)	(193)
Financing activities	(4,603)	(1,246)
Effect of exchange rate changes on cash	(32)	17
(Decrease) increase in cash and cash equivalents	$(1,090)	$1,902

Operating Activities

Cash provided by operating activities was $3.7 million for the six months ended March 31, 2025 compared to $3.3 million provided by operating activities in the prior year. The significant changes from the prior period include increased collections of Accounts receivable of $0.7 million, decreased payments in Accounts payable and accrued expenses of $1.2 million, partially offset by decreased collections of Financing receivables of $0.7 million and a decreased inventory change of $0.8 million. The remaining differences are primarily related to timing differences in operating assets and liabilities. Inventory fluctuations are dependent on when orders are received and shipped. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments.

Investing Activities

Cash used in investing activities was $0.1 million for the six months ended March 31, 2025 compared to $0.2 million used in investing activities for the prior year period. The decrease in cash used from the prior year is due to decreased purchases of property, equipment, and improvements.

Financing Activities

Cash used in financing activities increased approximately $3.4 million from the prior year to $4.6 million for the six months ended March 31, 2025 compared to $1.2 million for the prior year period. The increase from the prior year was primarily due to increased net borrowing on our line-of-credit of approximately $3.2 million from the prior year, increased cash dividend payments of $0.2 million, repurchases of common stock of $0.4 million, partially offset by a decrease of a note payable of $0.4 million.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $4.6 million as of March 31, 2025 and consisted of 0.3 million Euros, 0.5 million British Pounds, and 3.6 million US Dollars. This cash is included in our total cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of March 31, 2025 and September 30, 2024, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $14.6 million and $10.8 million were available as of March 31, 2025 and September 30, 2024, respectively. As of March 31, 2025 and September 30, 2024 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weaknesses described in this Item 4 have been remediated by the changes we made in response to these material weaknesses.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2024, our management identified two material weaknesses as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be able to be prevented or detected on a timely basis.

Material weakness 1 – Corporate credit cards

In August 2024 during its fiscal year 2024 third quarter review the Company identified certain control deficiencies related to its business expense reimbursement and selected purchases policy and application of a legacy credit card program for Company credit cards. The control deficiencies arose out of a lack of adequate review and incomplete supporting documentation related to certain business expenses including those for reimbursement for Company credit card charges from a C level Company executive as well as an undocumented compensation agreement with regards to the use of credit card points which resulted in undisclosed compensation. The Audit Committee engaged a third party to investigate and analyze certain transactions made on the corporate credit card and it was not led by management. As of September 30, 2024, the C-level executive returned to the Company approximately $20,000 in aggregate related to the portion of the undisclosed compensation in excess of the intended compensation agreement. There were no subsequent amounts of undisclosed compensation returned to the company.

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

During the preparation of our annual financial statements, we determined that the controls over the credit card process were not operating effectively, and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024. The COSO principles of Exercises oversight responsibility and develops control activities were not properly followed in our internal controls. Although we have implemented changes to our internal controls over financial reporting as described herein, as of March 31, 2025 we cannot conclude that the material weaknesses has been remediated.

Material weakness 2 – Income taxes

Management identified another material weakness in our internal controls over financial reporting for income taxes relating to current/non-current taxes payable, certain deferred tax assets and liabilities, and current and deferred tax expenses. We use a third-party provider to prepare our tax provision and related disclosures on a quarterly basis. The company reviews the provision and disclosures. We believe the material weakness occurred due to a lack of competency of the third-party provider and management needs to perform a more comprehensive review with the third-party preparer. Although we have implemented changes to our internal controls over financial reporting as described herein, as of March 31, 2025 we cannot conclude that the material weaknesses has been remediated.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2025, with the exception of the changes described above within this Item 4 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk factors

Except as set forth below, there have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell or purchase our products, including country of origin of such products, are difficult to predict and may create periods of volatility in such markets which may have a material adverse effect on us. Recent changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. Beginning in the second quarter of 2025, new U.S. Tariffs were announced, including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. These tariffs do not currently include software, services, intangibles, and other digital services; however, we cannot predict future trade policy or tariffs, including the impact or timing thereof, or whether such services will be subject to any form of tariffs or other restrictions in the future. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely affect the Company’s business, results of operations, financial condition and stock price.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company's outstanding common stock at market price. The plan does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases are made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
February 1-28, 2025	3,000	$16.68	3,000	331,654
March 1-31, 2025	20,800	$16.06	20,800	310,854

Item 5.         Other

Except as set forth in the table below during the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name and Title	Type of Trading Arrangement	Plan Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Victor Dellovo, Chief Executive Officer, President and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption	March 14, 2025	June 16, 2025 to June 16, 2026	Up to 60,000 shares of Common Stock	Sale

Gary W. Levine, CFO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption	March 14, 2025	June 16, 2025 to June 16, 2026	Up to 24,996 shares of Common Stock	Sale

Gary Southwell, Vice President and General Manager of High Performance Products (HPP)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption	March 14, 2025	June 16, 2025 to June 16, 2026	Up to 43,962 shares of Common Stock	Sale

Mike Newbanks, Vice President of Finance and CAO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption	March 14, 2025	June 16, 2025 to June 16, 2026	Up to 12,000 shares of Common Stock	Sale

Item 6.         Exhibits

Number	Description
10.1	CSP Inc. 2025 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s Definitive Proxy Statement filed on December 30, 2024)

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024, (b) our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024, (c) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2025 and 2024, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended

March 31, 2025 and 2024, (e) our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 15, 2025	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 15, 2025	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer