Form 10-Q
period 2025-06-30
CSP INC /MA/
filed 2025-08-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2025

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

As of August 13, 2025, the registrant had 9,861,327 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,308	$30,585
Accounts receivable, net of allowances of $173 and $147	13,453	14,494
Financing receivables, net of allowances of $32 and $12	3,869	4,384
Inventories	3,532	2,293
Refundable income taxes	67	—
Other current assets	2,275	3,093
Total current assets	49,504	54,849

Property, equipment and improvements, net	367	429
Operating lease right-of-use assets	402	489
Intangibles, net	45	50
Financing receivables due after one year, net of allowances of $51 and $25	3,069	2,922
Deferred income taxes, net	4,455	2,734
Cash surrender value of life insurance	5,806	5,589
Pension benefits assets	2,948	2,201
Other assets	188	173
Total assets	$66,784	$69,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,568	$12,084
Line of credit	1,141	4,169
Deferred revenue and contract liabilities	1,581	2,171
Pension and retirement plans	76	76
Income taxes payable	—	182
Total current liabilities	15,366	18,682
Pension and retirement plans	1,259	1,306
Operating lease liabilities - noncurrent portion	153	117
Income taxes payable	423	447
Other noncurrent liabilities	2,099	1,614
Total liabilities	19,300	22,166

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,842 and 9,776 shares, respectively	98	98
Additional paid-in capital	24,146	22,689
Retained earnings	28,423	29,848
Accumulated other comprehensive loss	(5,183)	(5,365)
Total shareholders’ equity	47,484	47,270
Total liabilities and shareholders’ equity	$66,784	$69,436

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales:
Product	$10,150	$7,845	$29,717	$27,710
Services	5,298	5,260	14,548	14,476
Total sales	15,448	13,105	44,265	42,186

Cost of sales:
Product	8,553	6,523	24,551	21,167
Services	2,442	2,000	6,490	5,864
Total cost of sales	10,995	8,523	31,041	27,031

Gross profit	4,453	4,582	13,224	15,155

Operating expenses:
Engineering and development	791	737	2,340	2,163
Selling, general and administrative	4,885	4,565	13,455	12,821
Total operating expenses	5,676	5,302	15,795	14,984

Operating (loss) income	(1,223)	(720)	(2,571)	171

Other income (expense):
Foreign exchange loss	(200)	(10)	(37)	(152)
Interest expense	(105)	(55)	(259)	(150)
Interest income	440	523	1,343	1,497
Other income, net	73	2	75	37
Total other income, net	208	460	1,122	1,232
(Loss) income before income taxes	(1,015)	(260)	(1,449)	1,403
Income tax (benefit) expense	(751)	(75)	(1,549)	73
Net (loss) income	$(264)	$(185)	$100	$1,330
Net (loss) income attributable to common shareholders	$(264)	$(185)	$94	$1,244

Net (loss) income per common share - basic	$(0.03)	$(0.02)	$0.01	$0.14
Weighted average common shares outstanding - basic	9,362	9,110	9,275	9,014

Net (loss) income per common share - diluted	$(0.03)	$(0.02)	$0.01	$0.13
Weighted average common shares outstanding - diluted	9,362	9,110	9,611	9,410

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net (loss) income	$(264)	$(185)	$100	$1,330
Foreign currency translation gain adjustments, net of tax effect	440	10	182	250
Total comprehensive (loss) income	$176	$(175)	$282	$1,580

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2025 and 2024

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended June 30, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453
Net loss	—	—	—	(264)	—	(264)
Other comprehensive income	—	—	—	—	440	440
Stock-based compensation	—	—	403	—	—	403
Restricted stock cancellation	(2)	—	—	—	—	—
Purchase of common stock	(19)	—	—	(251)	—	(251)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(297)	—	(297)
Balance as of June 30, 2025	9,842	$98	$24,146	$28,423	$(5,183)	$47,484

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended June 30, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2024	9,754	$98	$21,625	$32,378	$(5,854)	$48,247
Net loss	—	—	—	(185)	—	(185)
Other comprehensive income	—	—	—	—	10	10
Stock-based compensation	—	—	429	—	—	429
Restricted stock cancellation	(6)	—	—	—	—	—
Purchase of common stock	(5)	—	—	(70)	—	(70)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(291)	—	(291)
Balance as of June 30, 2024	9,743	$98	$22,054	$31,832	$(5,844)	$48,140

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2025 and 2024

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	100	—	100
Other comprehensive income	—	—	—	—	182	182
Stock-based compensation	—	—	1,358	—	—	1,358
Restricted stock cancellation	(2)	—	—	—	—	—
Restricted stock issuance	105	1	—	—	—	1
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Purchase of common stock	(43)	(1)	—	(635)	—	(636)
Cash dividends paid on common stock ($0.09 per share)	—	—	—	(890)	—	(890)
Balance as of June 30, 2025	9,842	$98	$24,146	$28,423	$(5,183)	$47,484

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net income	—	—	—	1,330	—	1,330
Other comprehensive income	—	—	—	—	250	250
Stock-based compensation	—	—	1,134	—	—	1,134
Restricted stock cancellation	(6)	—	—	—	—	—
Restricted stock issuance	285	3	—	—	—	3
Issuance of shares under employee stock purchase plan	13	1	83	—	—	84
Purchase of common stock	(5)	—	—	(70)	—	(70)
Cash dividends paid on common stock ($0.075 per share)	—	—	—	(724)	—	(724)
Balance as of June 30, 2024	9,743	$98	$22,054	$31,832	$(5,844)	$48,140

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2025	2024
Operating activities
Net income	$100	$1,330

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182	223
Amortization of intangibles	5	5
Loss on disposal of fixed assets, net	1	—
Foreign exchange loss	37	152
Provision (benefit) for credit losses - financing receivables	46	(13)
Provision for credit losses - accounts receivable	26	30
Provision for obsolete inventory	101	165
Amortization of lease right-of-use assets	362	370
Stock-based compensation expense on restricted stock awards	1,358	1,134
Deferred income taxes	(1,721)	(237)
Increase in cash surrender value of life insurance	(163)	(136)

Changes in operating assets and liabilities:
Accounts receivable	1,071	3,558
Financing receivables	322	(1,095)
Inventories	(1,318)	(91)
Refundable income taxes	(67)	—
Other assets	805	309
Accounts payable and accrued expenses	490	1,136
Operating lease liabilities	(255)	(475)
Deferred revenue and contract liabilities	(590)	(327)
Pension and retirement plans liabilities	(701)	(94)
Income taxes payable	(206)	(741)
Other noncurrent liabilities	485	518
Net cash provided by operating activities	370	5,721

Investing activities
Life insurance premiums paid	(54)	(53)
Additions of intangible assets	—	(6)
Purchases of property, equipment and improvements	(120)	(179)
Net cash used in investing activities	(174)	(238)

Financing activities
Dividends paid	(890)	(724)
Net repayments under line-of-credit agreement	(3,028)	(686)
Repayments on note payable	—	(427)
Repurchases of common stock	(635)	(70)
Proceeds from issuance of shares under equity compensation plans	99	83
Net cash used in financing activities	(4,454)	(1,824)
Effects of exchange rate on cash, net	(19)	15
Net (decrease) increase in Cash and cash equivalents	(4,277)	3,674
Cash and cash equivalents beginning of period	30,585	25,217
Cash and cash equivalents end of period	$26,308	$28,891

Supplementary cash flow information:

Cash paid for income taxes	$446	$1,091
Cash paid for interest	$137	$159

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$275	$19
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$3,734	$4,901
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$2,351	$2,723

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

Accounting Pronouncement Not Yet Adopted as of June 30, 2025

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

See details of timing of revenue recognition, whether CSPi acted as the principal or agent, and geography below. Geographic areas are based on where the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$9	$78	$10,666	$10,744	$10,753
Transferred at a point in time where CSPi is agent	—	—	1,673	1,673	1,673
Transferred over time where CSPi is principal	375	83	2,564	2,647	3,022
Total Revenue	$384	$161	$14,903	$15,064	$15,448

Geography
United States	$368	$21	$11,373	$11,394	$11,762
Americas (excluding United States)	—	—	3,523	3,523	3,523
Europe	—	140	—	140	140
APAC and Africa	16	—	7	7	23
Total Revenue	$384	$161	$14,903	$15,064	$15,448

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$279	$118	$7,741	$7,859	$8,138
Transferred at a point in time where CSPi is agent	—	10	2,122	2,132	2,132
Transferred over time where CSPi is principal	300	51	2,484	2,535	2,835
Total Revenue	$579	$179	$12,347	$12,526	$13,105

Geography
United States	$286	$16	$10,263	$10,279	$10,565
Americas (excluding United States)	—	—	1,878	1,878	1,878
Europe	—	163	199	362	362
APAC and Africa	293	—	7	7	300
Total Revenue	$579	$179	$12,347	$12,526	$13,105

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$367	$628	$29,426	$30,054	$30,421
Transferred at a point in time where CSPi is agent	—	24	4,921	4,945	4,945
Transferred over time where CSPi is principal	1,094	168	7,637	7,805	8,899
Total Revenue	$1,461	$820	$41,984	$42,804	$44,265

Geography
United States	$1,287	$114	$37,568	$37,682	$38,969
Americas (excluding United States)	4	—	4,139	4,139	4,143
Europe	—	706	270	976	976
Asia-Pacific	170	—	7	7	177
Total Revenue	$1,461	$820	$41,984	$42,804	$44,265

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$3,036	$500	$24,949	$25,449	$28,485
Transferred at a point in time where CSPi is agent	—	14	5,637	5,651	5,651
Transferred over time where CSPi is principal	757	167	7,126	7,293	8,050
Total Revenue	$3,793	$681	$37,712	$38,393	$42,186

Geography
United States	$3,457	$60	$33,444	$33,504	$36,961
Americas (excluding United States)	3	—	3,561	3,561	3,564
Europe	4	617	346	963	967
Asia-Pacific	329	4	361	365	694
Total Revenue	$3,793	$681	$37,712	$38,393	$42,186

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended June 30, 2025 was $879 thousand, which consisted of $543 thousand with the Company acting as the principal and $336 thousand with the Company acting as the agent. Revenue from these agreements in the three months ended June 30, 2024 was $446 thousand consisting of $435 thousand with the Company acting as the agent and $11 thousand with the Company acting as principal.

Revenue from these agreements in the nine months ended June 30, 2025 was $901 thousand, consisting of $543 thousand with the Company acting as the principal and $358 thousand with the Company acting as an agent. Revenue from these agreements in the nine months ended June 30, 2024 was $1,872 thousand consisting of $1,388 thousand with the Company acting as the principal and $484 thousand with CSPi acting as agent.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.9 million and $1.7 million as of June 30, 2025 and September 30, 2024, respectively. Current contract assets were $0.9 million as of September 30, 2023. The current portion is recorded in Other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of June 30, 2025 and September 30, 2024. There were no noncurrent contract assets as of September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.6 million and $2.2 million as of June 30, 2025 and September 30, 2024, respectively. Current contract liabilities were $1.9 million as of September 30, 2023. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the condensed consolidated balance sheets. There were immaterial long-term contract liabilities as of June 30, 2025 and none as of September 30, 2024, respectively. There were no long-term contract liabilities as of September 30, 2023. Revenue recognized for the nine months ended June 30, 2025 that was included in contract liabilities as of September 30, 2024 was $1.6 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three years. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the Other current assets on the condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024. The portion of current capitalized costs were $1 thousand and $177 thousand as of June 30, 2025 and September 30, 2024, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended June 30, 2025 and 2024 were $22 thousand and $122 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2025 and 2024 were $176 thousand and $351 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended June 30, 2025 and 2024.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year and revenue is recognized ratably over the contract term. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2025 (remaining 3 months)	$338
2026	1,120
2027	1,009
2028	922
2029	222
$3,611

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

Basic and diluted EPS share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

	(Amounts in thousands except per share data)
Net (loss) income	$(264)	$(185)	$100	$1,330
Less: net income attributable to nonvested common stock	—	—	(6)	(86)
Net (loss) income attributable to common shareholders	$(264)	$(185)	$94	$1,244

Weighted average total shares outstanding - basic	9,362	9,110	9,853	9,641
Less: weighted average non–vested shares outstanding	—	—	(578)	(627)
Weighted average number of common shares outstanding - basic	9,362	9,110	9,275	9,014
Add: potential common shares from non-vested restricted stock awards	—	—	336	396
Weighted average common shares outstanding - diluted	9,362	9,110	$9,611	9,410

Net (loss) income per common share - basic	$(0.03)	$(0.02)	$0.01	$0.14
Net (loss) income per common share - diluted	$(0.03)	$(0.02)	$0.01	$0.13

Anti-dilutive securities include restricted stock, which are excluded from the diluted income per share computation. Non-vested restricted stock awards of 82 thousand shares and 193 thousand shares were excluded from net loss per share for the three months ended June 30, 2025 and 2024 because their inclusion would have been anti-dilutive as there was a net loss for the period.

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

The following tables present the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	June 30, 2025	June 30, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$131	$73
Provision (benefit) for credit losses	42	(10)
Balances at end of the period	$173	$63

	Nine months ended
	June 30, 2025	June 30, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$147	$100
Adjustment for adoption of new CECL standard	-	(67)
Provision (benefit) for credit losses	26	30
Balances at end of the period	$173	$63

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

Financing receivables, net, carry an average weighted interest rate of 9.5%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2025 and 2024 was $152 thousand and $177 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2025 and 2024 was $406 thousand and $528 thousand, respectively. Interest income from these agreements is recorded in Other (expense) income, net on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of June 30, 2025				As of September 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$4,591	$1,767	$1,290	$7,648	$7,153	$874	$-	$8,027
Unearned interest income	(364)	(147)	(116)	(627)	(599)	(85)	-	(684)
Allowance for credit losses	(18)	(16)	(49)	(83)	(27)	(10)	-	(37)
Financing receivables, net	$4,209	$1,604	$1,125	$6,938	$6,527	$779	$-	$7,306
Short-term	$2,102	$1,019	$748	$3,869	$4,013	$371	$-	$4,384
Long-term	$2,107	$585	$377	$3,069	$2,514	$408	$-	$2,922

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	June 30, 2025				June 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)				(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$24	$6	$59	$89	$16	$54	$-	$70
(Benefit) provision charged to Consolidated Statements of Operations	(6)	10	(10)	(6)	14	(15)	-	(1)
Balances at end of the period	$18	$16	$49	$83	$30	$39	$-	$69

	Nine months ended
	June 30, 2025				June 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$27	$10	$-	$37	$-	$-	$-	$-
Adjustment for adoption of new accounting standard	-	-	-	-	27	55	-	82
(Benefit) provision charged to Consolidated Statements of Operations	(9)	6	49	46	3	(16)	-	(13)
Balances at end of the period	$18	$16	$49	$83	$30	$39	$-	$69

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of June 30, 2025 or September 30, 2024.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of June 30, 2025:

	June 30, 2025
	Fiscal year of origination
Risk Rating	2025	2024	2023	Total

High	$1,290	$—	$—	$1,290
Moderate	1,201	395	171	1,767
Low	765	2,570	1,256	4,591
Total	$3,256	$2,965	$1,427	$7,648

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2025 (remaining 3 months)	$1,968
2026	3,576
2027	2,046
2028	58
Total payments	$7,648
Less: unearned interest income	(627)
Less: allowance for credit losses	(83)
Total, net of unearned interest income and allowance for credit losses	$6,938

6.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2025	2024

	(Amounts in thousands)
Raw materials	$59	$77
Work-in-process	64	315
Finished goods	3,409	1,901
Total	$3,532	$2,293

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2025 and 2024 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	June 30, 2025	June 30, 2024
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$134	$134
Short-term lease cost	Selling, general, and administrative	8	9
Total lease costs		$142	$143
Less sublease interest income	Revenue	(3)	(1)
Total lease costs, net of sublease interest income		$139	$142

The components of lease costs for the nine months ended June 30, 2025 and 2024 are as follows:

		Nine months ended
	Consolidated Statements of Operations Location	June 30, 2025	June 30, 2024
		(Amounts in thousands)
Finance Lease:
Operating Lease:
Operating lease cost	Selling, general, and administrative	$400	$398
Short-term lease cost	Selling, general, and administrative	24	26
Total lease costs		$424	$424
Less sublease interest income	Revenue	(7)	(2)
Total lease costs, net of sublease interest income		$417	$422

Supplemental cash flow information related to leases for the nine months ended June 30, 2025 and 2024 is below:

	Nine months ended
	June 30, 2025	June 30, 2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$408	$403
Operating cash flows paid for short-term leases	24	26
Operating cash flows paid for finance leases	—	1
Cash received from subleases	(34)	(11)
Lease assets obtained in exchange for new lease liabilities
Operating leases	275	19

In April 2025, a lease agreement for a new office space for the TS U.S. division was executed, which commenced in August of 2025 and has a term for 80 months with total rent payments of around $1.2 million. The division’s office in Deerfield Beach, Florida moved to Boca Raton, Florida.

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 9.4% as of June 30, 2025. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2025 and 2024 was $101 thousand and $52 thousand, respectively. Interest expense related to these agreements for the nine months ended June 30, 2025 and 2024 was $251 thousand and $139 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and accrued expenses and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	June 30, 2025	September 30, 2024
	(Amounts in thousands)
Current	$2,129	$2,553
Less: discount	(265)	(244)
Accounts payable and accrued expenses	$1,864	$2,309

Noncurrent	$2,159	$1,677
Less: discount	(101)	(146)
Other noncurrent liabilities	$2,058	$1,531

The TS segment has many vendors it transacts with and does not have any specific agreement with these vendors that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of June 30, 2025 and September 30, 2024, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the US to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of Prime plus 5%. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of June 30, 2025 and September 30, 2024, Company borrowings, all from the TS segment, under the inventory line of credit were $1.1 million and $4.2 million, respectively, and the Company was in compliance with all financial covenants. As of June 30, 2025 and September 30, 2024, this line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of June 30, 2025 and September 30, 2024 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended June 30,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$135	$2	$137	$112	$2	$114
Expected return on plan assets	(156)	—	(156)	(149)	—	(149)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(2)	(2)	—	(1)	(1)
Net periodic (benefit) cost	$(19)	$—	$(19)	$(35)	$1	$(34)

Post Retirement:
Service cost	$—	$7	$7	$—	$5	$5
Interest cost	—	14	14	—	16	16
Amortization of net gain	—	(29)	(29)	—	(43)	(43)
Net periodic benefit	$—	$(8)	$(8)	$—	$(22)	$(22)

	Nine Months Ended June 30,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$344	$6	$350	$333	$8	$341
Expected return on plan assets	(400)	—	(400)	(445)	—	(445)
Amortization of past service costs	6	—	6	6	—	6
Amortization of net gain	—	(5)	(5)	—	(4)	(4)
Net periodic (benefit) cost	$(50)	$1	$(49)	$(106)	$4	$(102)

Post Retirement:
Service cost	$—	$20	$20	$—	$17	$17
Interest cost	—	44	44	—	48	48
Amortization of net gain	—	(89)	(89)	—	(129)	(129)
Net periodic benefit	$—	$(25)	$(25)	$—	$(64)	$(64)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2025				September 30, 2024
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$183	$183	$—	$—	$65	$65	$—	$—
Fixed income	—	—	—	—	10,388	8,714	1,674	—
Buy-in contract*	8,845	—	—	8,845	—	—	—	—
Equity	—	—	—	—	913	263	650	—
Total plan assets	$9,028	$183	$—	$8,845	$11,366	$9,042	$2,324	$—

*This fair value is as of March 31, 2025 and is based on the latest information available. The buy-in contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value. Due to this, the buy-in contract is classified as a Level 3. The fair value of the buy-in contract can vary significantly based on the 20-year U.K. gilt yield, which was around 4.5% as of September 30, 2024 and 5.2% as of March 31, 2025 leading to a decrease in fair value. Additionally, the profit realized by the insurance company is not considered in the fair value and a decrease will occur from payments made to the pensioners.

11.            Income Taxes

The Company recorded an income tax benefit of $751 thousand and $75 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an income tax benefit of $1.5 million and income tax expense of $73 thousand for the nine months ended June 30, 2025 and 2024, respectively. The income tax benefit for the three and nine months ended June 30, 2025 was primarily driven by the impact of the Company's pre-tax loss, the excess tax benefits on restricted stock awards vested during the period, and an income tax refund related to an amended fiscal year 2019 tax return for the Employee Retention Credit wages claimed in which the statute had expired. No receivable had been recorded for this item, and as such, the Company recorded a discrete tax benefit during the quarter. The income tax benefit for the three months ended June 30, 2024 was driven by a decrease in pre-tax earnings and the expense for nine months ended June 30, 2024 was primarily driven by income earned in the United States.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect cannot be determined at this time.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2025	2024

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(3,924)	$(4,106)
Cumulative unrealized loss on pension liability	(1,259)	(1,259)
Accumulated other comprehensive loss, net	$(5,183)	$(5,365)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring basis (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of June 30, 2025 or September 30, 2024.

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

	As of June 30, 2025		As of September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$26,308	$26,308	$30,585	$30,585	1	Consolidated Balance Sheets
Accounts receivable, net	13,453	13,453	14,494	14,494	2	Note 4
Financing receivables, net*	6,938	6,938	7,306	7,306	3	Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities**	3,922	3,922	3,840	3,840	3	Note 8
Line of Credit	1,141	1,141	4,169	4,169	2	Note 9

*Original maturity over one year

**Vendor financing agreements with original maturity over one year within these two financial statement line items

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and Accounts payable and accrued expenses with original maturity of less than one year

Fair value was not materially different from their carrying values as of June 30, 2025, and September 30, 2024

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

14.          Segment Information

Our reporting segments are aligned to how Victor Dellovo, CEO, who is the Chief Operating Decision Maker, allocates resources and assesses performance against the Company’s strategies and budgets. It is also consistent with how we manage the business and view the markets we serve.

The following tables present certain operating segment information for the three and nine months ended June 30, 2025 and 2024.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$12	$50	$10,088	$10,138	$10,150
Service	372	111	4,815	4,926	5,298
Total sales	$384	$161	$14,903	$15,064	$15,448
Operating (loss) income	$(1,829)	$(72)	$678	$606	$(1,223)
Interest expense	$(3)	$—	$(102)	$(102)	$(105)
Interest income	$10	$42	$388	$430	$440
Total assets	$11,488	$8,302	$46,994	$55,296	$66,784
Capital expenditures	$(10)	$—	$(56)	$(56)	$(66)
Depreciation and amortization	$(18)	$—	$(47)	$(47)	$(65)

2024
Sales:
Product	$20	$124	$7,701	$7,825	$7,845
Service	559	55	4,646	4,701	5,260
Total sales	$579	$179	$12,347	$12,526	$13,105
Operating (loss) income	$(1,628)	$(48)	$956	$908	$(720)
Interest expense	$(4)	$—	$(51)	$(51)	$(55)
Interest income	$15	$55	$453	$508	$523
Total assets	$10,574	$7,620	$48,610	$56,230	$66,804
Capital expenditures	$(7)	$—	$(38)	$(38)	$(45)
Depreciation and amortization	$(24)	$—	$(50)	$(50)	$(74)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$367	$600	$28,750	$29,350	$29,717
Service	1,094	220	13,234	13,454	14,548
Total sales	$1,461	$820	$41,984	$42,804	$44,265
Operating (loss) income	$(5,068)	$(187)	$2,684	$2,497	$(2,571)
Interest expense	$(8)	$—	$(251)	$(251)	$(259)
Interest income	$12	$134	$1,197	$1,331	$1,343
Total assets	$11,488	$8,302	$46,994	$55,296	$66,784
Capital expenditures	$(13)	$—	$(107)	$(107)	$(120)
Depreciation and amortization	$(56)	$—	$(131)	$(131)	$(187)

2024
Sales:
Product	$2,535	$497	$24,678	$25,175	$27,710
Service	1,258	184	13,034	13,218	14,476
Total sales	$3,793	$681	$37,712	$38,393	$42,186
Operating (loss) income	$(2,707)	$(101)	$2,979	$2,878	$171
Interest expense	$(11)	$—	$(139)	$(139)	$(150)
Interest income	$27	$163	$1,307	$1,470	$1,497
Total assets	$10,574	$7,620	$48,610	$56,230	$66,804
Capital expenditures	$(125)	$—	$(54)	$(54)	$(179)
Depreciation and amortization	$(77)	$—	$(151)	$(151)	$(228)

Operating (loss) income consists of sales less cost of sales, engineering and development expenses, and selling, general and administrative expenses but is not affected by either other income (expense) or by income tax expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 5 Financing receivables, net for details) and interest income from money market accounts, and interest expense primarily from multi-year agreements with vendors (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities). All intercompany transactions have been eliminated.

Concentrations of Credit Risk

All customers below are in the U.S. division of our TS segment. Each customer’s letter (e.g. “Customer A”) does not change meaning if Customer A is in multiple tables, it is the same customer.

There were no customers with 10% or more of accounts receivable as of June 30, 2025 or September 30, 2024.

Below are customers with 10% or more of financing receivables as of June 30, 2025 or September 30, 2024.

	As of June 30, 2025		As of September 30, 2024

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer A	$1.5	22%	$3.0	41%
Customer B	$1.6	23%	$1.9	25%
Customer C	$1.1	16%	$—	-%
Customer D	$0.7	10%	$—	-%
Customer E	$0.3	4%	$1.3	18%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer F	$2.3	15%	$0.4	3%	$3.4	8%	$1.0	2%

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

On May 14, 2025, the Company’s board of directors declared a dividend of $0.03 per share payable June 11, 2025, to shareholders of record on the close of business on May 28, 2025.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the nine months ended June 30, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent trends affecting our financial performance

As of June 30, 2025, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct or significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations

Overview of the three months ended June 30, 2025

Our sales increased by $2.3 million, or 18%, to $15.4 million for the three months ended June 30, 2025 compared to $13.1 million for the three months ended June 30, 2024. Our gross margin percentage decreased to 29% for the three months ended June 30, 2025 compared to 35% for the three months ended June 30, 2024. For the three months ended June 30, 2025 there was an operating loss of $1.2 million compared to an operating loss of $0.7 million for the three months ended June 30, 2024. Other income, net decreased $0.3 million to $0.2 million for the three months ended June 30, 2025 compared to $0.5 million for the same prior year period. An income tax benefit of $0.8 million was recorded for the three months ended June 30, 2025 compared to an income tax benefit of $0.1 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2025 and 2024:

		%		%
	June 30, 2025	of sales	June 30, 2024	of sales

	(Dollar amounts in thousands)
Sales	$15,448	100%	$13,105	100%
Costs and expenses:
Cost of sales	10,995	71%	8,523	65%
Engineering and development	791	5%	737	6%
Selling, general and administrative	4,885	32%	4,565	35%
Total costs and expenses	16,671	108%	13,825	106%
Operating loss	(1,223)	(8)%	(720)	(5)%
Other income, net	208	1%	460	4%
(Loss) income before income taxes	(1,015)	(7)%	(260)	(1)%
Income tax (benefit) expense	(751)	5%	(75)	—%
Net loss	$(264)	(2)%	$(185)	(1)%

Sales

TS segment sales change was as follows for the three months ended June 30, 2025 and 2024:

	June 30,		Increase
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$10,138	$7,825	$2,313	30%
Services	4,926	4,701	225	5%
Total	$15,064	$12,526	$2,538	20%

The increase in TS segment product sales of $2.3 million is primarily due to increased sales to several existing major customers in the US division of $2.4 million, partially offset with decreased sales to an existing customer in the UK division of $0.1 million. Service sales for the three months ended June 30, 2025 increased $0.2 million from the same prior year period, which was attributable to the US division. The increase in service sales included increased internal and third-party services of $0.4 million, partially offset by decreased third-party maintenance sales of $0.2 million.

HPP segment sales change was as follows for the three months ended June 30, 2025 and 2024:

	June 30,		Decrease
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$12	$20	$(8)	(40)%
Services	372	559	(187)	(33)%
Total	$384	$579	$(195)	(34)%

The HPP product sales were immaterial for the three months ended June 30, 2025 and the same prior year period. The HPP service sales decreased $0.2 million due to decreased royalties of $0.2 million and decreased Multicomputer repairs of $0.2 million, partially offset by $0.2 million of increased ARIA AZT customer support revenue.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2025 and 2024:

	June 30,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$15,285	99%	$12,443	95%	$2,842	23%
Europe	140	1%	362	3%	(222)	(61)%
APAC and Africa	23	—%	300	2%	(277)	(92)%
Totals	$15,448	100%	$13,105	100%	$2,343	18%

The $2.8 million increase in sales to the Americas was primarily the result of an increase in the TS-US division. The $0.2 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s US division. The sales to APAC and Africa decreased $0.3 million for the three months ended June 30, 2025 compared to the same prior year period due to decreased sales in the HPP segment.

Gross Margins

Our gross margin ("GM") decreased $0.1 million for the three months ended June 30, 2025 as compared to the same prior year period. The GM as a percentage of sales decreased to 29% for the three months ended June 30, 2025 compared to the same prior year period of 35%.

	June 30,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,329	29%	$4,319	34%	$10	(5)%
HPP	124	32%	263	45%	(139)	(13)%
Total	$4,453	29%	$4,582	35%	$(129)	(6)%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2025 and 2024 was as follows:

	June 30,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,629	16%	$1,396	18%	$233	(2)%
Services	2,700	55%	2,923	62%	(223)	(7)%
Total	$4,329	29%	$4,319	34%	$10	(5)%

The overall TS segment GM as a percentage of sales decreased to 29% for the three month period ended June 30, 2025 compared to 34% for the same prior year period. Product GM as a percentage of revenue decreased 2% due to a different product mix without any significant changes from the prior year period. The service GM as a percentage of revenue decreased 7% from the prior year due to decreased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2025 and 2024 was as follows:

	June 30,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$(32)	(267)%	$(74)	(370)%	$42	103%
Services	156	42%	337	60%	(181)	(18)%
Total	$124	32%	$263	45%	$(139)	(13)%

The overall HPP segment GM as a percentage of sales decreased to 32% for the three months ended June 30, 2025 from 45% for the three months ended June 30, 2024. The 103% increase in product GM as a percentage of product revenue for the three months ended June 30, 2025 compared to the same prior year period is due to less allocated manufacturing overhead costs in the three months ended June 30, 2025 compared to the prior year period. The service GM as a percentage of services revenue from the same prior year period decreased 18% to 42% for the three months ended June 30, 2025 compared to 60% for the three months ended June 30, 2024 due to decreased Multicomputer repair sales, which are high GM as a percentage of revenue.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased approximately $0.1 million for three months ended June 30, 2025 compared to the prior year period due to increased stock compensation, consulting, and recruiting. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,				$	%
		% of		% of	Increase	Increase
	2025	Total	2024	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,722	76%	$3,412	75%	$310	9%
HPP segment	1,163	24%	1,153	25%	10	1%
Total	$4,885	100%	$4,565	100%	$320	7%

SG&A expenses increased $0.3 million to $4.9 million for the three months ended June 30, 2025 compared to the same prior year period. The $0.3 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased variable compensation, salaries, stock compensation expense, and recruiting. The HPP segment SG&A expenses remained relatively flat at $1.2 million for the three months ended June 30, 2025 as compared to the prior year period without any significant change in types of expenses.

Other Income/Expenses

The following table details other income, net for the three months ended June 30, 2025 and 2024:

	Three months ended

	June 30, 2025	June 30, 2024	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(200)	$(10)	$(190)
Interest expense	(105)	(55)	(50)
Interest income	440	523	(83)
Other income, net	73	2	71
Total other income, net	$208	$460	$(252)

Total other income, net for the three months ended June 30, 2025 was $0.2 million compared to $0.5 million for the three months ended June 30, 2024.

The $0.2 million increased foreign exchange loss for the three months ended June 30, 2025 was primarily due to the US Dollar weakening more than the same prior year period relative to the British Pound. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange loss in the Consolidated Statements of Operations. The foreign exchange loss was primarily from the US Dollar bank account in our TS UK division.

Interest income decreased $83 thousand for the three months ended June 30, 2025 compared to the same prior year period primarily due to decreased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details) as well as a reduction in interest rates related to our Cash and cash equivalents. Although new agreements with higher interest rates have been entered into during fiscal 2024 and 2025, this was more than offset by lower interest income recognized from a larger number of prior agreements because interest income decreases from each agreement as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense increase of $50 thousand for the three months ended June 30, 2025 compared to the same prior year period was related to the TS US division entering into additional multi-year vendor contracts related to sales agreements that have payment terms in excess of one year during fiscal years 2024 and 2025.

Income Taxes

The Company recorded an income tax benefit of $751 thousand and $75 thousand for the three months ended June 30, 2025 and 2024, respectively. The income tax benefit for the three months ended June 30, 2025 was primarily driven by the impact of the Company's pre-tax loss, the excess tax benefits on restricted stock awards vested during the period, and an income tax refund related to an amended fiscal year 2019 tax return for the Employee Retention Credit wages claimed in which the statute had expired. No receivable had been recorded for this item, and as such, the Company recorded a discrete P&L benefit during the quarter. The income tax benefit for the three months ended June 30, 2024 was driven by a decrease in pre-tax earnings.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect cannot be determined at this time.

Overview of the nine months ended June 30, 2025

Our sales increased by $2.1 million, or 5%, to $44.3 million for the nine months ended June 30, 2025 as compared to $42.2 million for the nine months ended June 30, 2024. The increase in sales is the result of an increase of $4.4 million in the TS segment, partially offset by a decrease of approximately $2.3 million in our HPP segment. Our gross margin percentage decreased 6% to 30% of sales for the nine months ended June 30, 2025 compared to 36% for the nine months ended June 30, 2024. For the nine months ended June 30, 2025 operating loss was $2.6 million compared to operating income of $0.2 million for the nine months ended June 30, 2024. Other income, net decreased $0.1 million for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. An income tax benefit of $1.5 million was recorded for the nine months ended June 30, 2025 compared to an income tax expense of $0.1 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2025 and 2024:

		%		%
	June 30, 2025	of sales	June 30, 2024	of sales

	(Dollar amounts in thousands)
Sales	$44,265	100%	$42,186	100%
Costs and expenses:
Cost of sales	31,041	70%	27,031	64%
Engineering and development	2,340	5%	2,163	5%
Selling, general and administrative	13,455	30%	12,821	30%
Total costs and expenses	46,836	105%	42,015	99%
Operating (loss) income	(2,571)	(5)%	171	1%
Other income, net	1,122	3%	1,232	2%
(Loss) income before income taxes	(1,449)	(2)%	1,403	3%
Income tax (benefit) expense	(1,549)	2%	73	—%
Net income	$100	—%	$1,330	3%

Sales

TS segment sales change was as follows for the nine months ended June 30, 2025 and 2024:

	June 30,		Increase
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$29,350	$25,175	$4,175	17%
Services	13,454	13,218	236	2%
Total	$42,804	$38,393	$4,411	11%

The increase in TS segment product sales of $4.2 million during the period as compared to the prior year period is primarily attributable to increased sales of $4.1 million to existing major customers combined with an increase in sales of $0.1 million in the UK division to an existing customer. Service sales for the nine months ended June 30, 2025 increased $0.2 million from the prior year period due to an increase of $0.6 million from internal and third-party services and an increase in managed services of $0.1 million, partially offset by a decrease in third-party maintenance sales of $0.5 million. All of these service sales changes occurred in the US division.

HPP segment sales change was as follows for the nine months ended June 30, 2025 and 2024:

	June 30,		Decrease
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$367	$2,535	$(2,168)	(86)%
Services	1,094	1,258	(164)	(13)%
Total	$1,461	$3,793	$(2,332)	(61)%

The HPP product sales decreased by $2.2 million for the nine months ended June 30, 2025 as compared to the prior year period primarily as a result of one large ARIA AZT order of $2.0 million which occurred in the prior year period and did not recur in the current year combined with a $0.4 million decrease in Myricom sales, which was partially offset by increased ARIA AZT revenue to new customers of $0.2 million. The HPP service sales decreased $0.2 million for the nine months ended June 30, 2025 compared to the prior year period due to decreased revenue from Multicomputer repair services of $0.3 million combined with decreased royalties on high-speed processing boards related to the E2D program of $0.2 million, partially offset by increased ARIA AZT customer support revenue of $0.3 million.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2025 and 2024:

	June 30,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$43,112	98%	$40,525	96%	$2,587	6%
Europe	976	2%	967	2%	9	1%
APAC and Africa	177	—%	694	2%	(517)	(74)%
Totals	$44,265	100%	$42,186	100%	$2,079	5%

The $2.6 million increase in sales to the Americas was the result of an increase in the TS-US division of $4.7 million and TS-UK division of $0.1 million, partially offset with a decrease in the HPP segment of $2.2 million. The sales to Europe remained relatively flat from prior year with increased sales to Europe in the TS-US division of $0.1 million, offset by a decrease of sales to Europe in the TS-UK division. The sales to APAC and Africa decreased $0.5 million as a result of decreased sales in the TS segment’s US division of $0.4 million combined with decreased sales in the HPP segment of $0.1 million.

Gross Margins

Our gross margin ("GM") decreased $1.9 million for the nine months ended June 30, 2025 compared to the same prior year period. The GM as a percentage of total sales decreased to 30% for the nine months ended June 30, 2025 as compared to the same prior year period of 36%.

	June 30,
	2025		2024		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$12,514	29%	$12,390	32%	$124	(3)%
HPP	710	49%	2,765	73%	(2,055)	(24)%
Total	$13,224	30%	$15,155	36%	$(1,931)	(6)%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2025 and 2024 was as follows:

	June 30,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$4,965	17%	$4,503	18%	$462	(1)%
Services	7,549	56%	7,887	60%	(338)	(4)%
Total	$12,514	29%	$12,390	32%	$124	(3)%

The overall TS segment GM as a percentage of total sales decreased to 29% for the nine month period ended June 30, 2025 compared to 32% from the prior year period. Product GM as a percentage of revenue for the nine months ended June 30, 2025 decreased 1% from the prior year period due to product mix. Service GM as a percentage of total sales decreased to 56% for the nine months ended June 30, 2025 compared to 60% from the prior year period. This was primarily due to decreased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2025 and 2024 was as follows:

	June 30,
	2025		2024		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$201	55%	$2,040	80%	$(1,839)	(25)%
Services	509	47%	725	58%	(216)	(11)%
Total	$710	49%	$2,765	73%	$(2,055)	(24)%

The overall HPP segment GM as a percentage of sales decreased to 55% for the nine months ended June 30, 2025 from 80% for the nine months ended June 30, 2024. The 25% decrease in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to one large ARIA Zero Trust Gateway order in the prior year period, which was nearly all GM and did not recur in the current period. The 11% decrease in service GM as a percentage of service revenue for the nine months ended June 30, 2025 compared to the same prior year period was due to decreased royalty sales, which are nearly all GM.

Engineering and Development Expenses

The engineering and development expenses incurred by our HPP segment increased to $2.3 million for the nine months ended June 30, 2025 compared to the same prior year period of $2.2 million due to increased consulting. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,				$	%
		% of		% of	Increase	Increase
	2025	Total	2024	Total

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$10,016	74%	$9,512	74%	$504	5%
HPP segment	3,439	26%	3,309	26%	130	4%
Total	$13,455	100%	$12,821	100%	$634	5%

SG&A expenses increased $0.6 million for the nine months ended June 30, 2025 compared to the same prior year period. The $0.5 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased stock compensation expense, salaries, variable compensation, and expenses incurred in connection with the planned termination of our defined benefit pension plan in the U.K. The HPP segment SG&A expenses increased $0.1 million for the nine months ended June 30, 2025 as compared to the prior year period primarily due to increased stock compensation expense.

Other Income/Expenses

The following table details other income, net for the nine months ended June 30, 2025 and 2024:

	Nine months ended

	June 30, 2025	June 30, 2024	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(37)	$(152)	$115
Interest expense	(259)	(150)	(109)
Interest income	1,343	1,497	(154)
Other income, net	75	37	38
Total other income, net	$1,122	$1,232	$(110)

Total other income, net for the nine months ended June 30, 2025 decreased $0.1 million to income of $1.1 million compared to income of $1.2 million in the same prior year period.

The $0.1 million decreased foreign exchange loss for the nine months ended June 30, 2025 was due to the US Dollar weakening less relative to the British Pound compared to the same prior year period. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange loss in the Consolidated Statements of Operations. The foreign exchange loss in the current period was primarily from the US Dollar bank account in our TS UK division.

Interest income decreased $154 thousand for the nine months ended June 30, 2025 compared to the same prior year period primarily due to decreased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details) as well as a reduction in interest rates related to our Cash and cash equivalents. Although new agreements with higher interest rates have been entered into during fiscal years 2024 and 2025, this is more than offset by lower interest income recognized from a larger number of prior agreements because interest income decreases from each agreement as time elapses due to principal payments being received. All of these agreements are in the TS-US division.

The interest expense increase of $109 thousand for the nine months ended June 30, 2025 compared to the same prior year period was primarily related to the TS US division entering into additional multi-year vendor contracts related to sales agreements in fiscal year 2025 and 2024 that have payment terms in excess of one year. Interest expense increased while interest income decreased because many of the Company’s financing sales prior to fiscal year 2024 did not have vendor financing, but in fiscal years 2024 and 2025 vendor financing became more prevalent.

Income Taxes

The Company recorded an income tax benefit of $1.5 million and income tax expense of $73 thousand for the nine months ended June 30, 2025 and 2024, respectively. The income tax benefit for the nine months ended June 30, 2025 was primarily driven by the impact of the Company's pre-tax loss, the excess tax benefits on restricted stock awards vested during the period, and an income tax refund related to an amended fiscal year 2019 tax return for the Employee Retention Credit wages claimed in which the statute had expired. No receivable had been recorded for this item, and as such, the Company recorded a discrete P&L benefit during the current fiscal year. The income tax benefit for nine months ended June 30, 2024 was primarily driven by income earned in the United States.

See the Overview of the three months ended June 30, 2025 within this Item 2 for discussion of the One Big Beautiful Bill Act signed on July 4, 2025.

Liquidity and Capital Resources

Our primary source of liquidity is our Cash and cash equivalents and our line of credit.

Cash and cash equivalents decreased by $4.3 million to $26.3 million as of June 30, 2025 from $30.6 million as of September 30, 2024.

The following is a summary of our cash flows for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,

	2025	2024

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$370	$5,721
Investing activities	(174)	(238)
Financing activities	(4,454)	(1,824)
Effect of exchange rate changes on cash	(19)	15
(Decrease) increase in Cash and cash equivalents	$(4,277)	$3,674

Operating Activities

Cash provided by operating activities was $0.4 million for the nine months ended June 30, 2025 compared to $5.7 million provided by operating activities in the prior year. The significant changes from the prior period include decreased collections of Accounts receivable of $2.5 million, increased payments in Inventories of $1.2 million, increased payments in Accounts payable and accrued expenses of $0.7 million, partially offset by increased collections of Financing receivables of $1.4 million. The remaining differences are primarily related to timing differences in operating assets and liabilities. Inventory fluctuations are dependent on when orders are received and shipped. Accounts payable and accrued expenses fluctuations are dependent on when vendor invoices are received as well as the related timing of the payments.

Investing Activities

Cash used in investing activities was flat at $0.2 million for the nine months ended June 30, 2025 and 2024.

Financing Activities

Cash used in financing activities increased approximately $2.6 million from the prior year to $4.5 million for the nine months ended June 30, 2025 compared to $1.8 million for the prior year period. The increase from the prior year was primarily due to increased net repayments on our line-of-credit of approximately $2.3 million from the prior year, repurchases of common stock of $0.6 million, increased cash dividend payments of $0.2 million, partially offset by a decrease of a note payable of $0.4 million.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $3.9 million as of June 30, 2025 and consisted of 0.2 million Euros, 0.1 million British Pounds, and 3.5 million US Dollars. This cash is included in our total Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of June 30, 2025 and September 30, 2024, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. An amount of $13.9 million and $10.8 million were available as of June 30, 2025 and September 30, 2024, respectively. As of June 30, 2025 and September 30, 2024 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the fact that we are not yet able to conclude that the material weaknesses described in this Item 4 have been remediated by the changes we made in response to these material weaknesses.

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

During the preparation of our annual financial statements, we determined that the controls over the credit card process were not operating effectively, and the resulting control gap amounted to a material weakness in our controls over financial reporting. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024. The COSO principles of Exercises oversight responsibility and develops control activities were not properly followed in our internal controls. Although we have implemented changes to our internal controls over financial reporting as described herein, as of June 30, 2025 we cannot conclude that the material weakness has been remediated.

Material weakness 2 – Income taxes

Management identified another material weakness in our internal controls over financial reporting for income taxes relating to current/non-current taxes payable, certain deferred tax assets and liabilities, and current and deferred tax expenses. We use a third-party provider to prepare our tax provision and related disclosures on a quarterly basis. This third-party provider was changed in fiscal year 2025. The company reviews the provision and disclosures. We believe the material weakness occurred due to a lack of competency of the third-party provider and management needs to perform a more comprehensive review with the third-party preparer. Although we have implemented changes to our internal controls over financial reporting as described herein, as of June 30, 2025 we cannot conclude that the material weakness has been remediated.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weakness, which includes the following steps.

Material weakness 1 – Corporate credit cards

●	All points earned on the Company credit cards will accrue only to the benefit of the Company.
●	The Company updated its Credit Card purchase and Reimbursement Policy and has taken steps to ensure the Expense Policy is followed with documentation and proper approvals.
●	In fiscal year 2025, internal audit will test a reasonable number of selections from all corporate credit card expenses monthly and report findings directly to the Company’s CFO. If there is an exception, this will be reported to the Audit Committee
●	Quarterly a summary report of Credit card internal audit results will be reported to the Audit Committee.

Material weakness 2 – Income taxes

●	We hired a new accounting firm with global expertise as our new third-party tax provider to prepare tax provisions and corporate income tax returns. We intend to use this firm to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan.
●	We hold quarterly meetings with our new third-party tax provider to discuss changes in tax law, key aspects of our quarterly/annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of the third-party provider prepared provisions and returns.
●	We will provide income tax accounting training to those involved in the review of the tax data from our third-party tax provider.

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2025, with the exception of the changes described above within this Item 4 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 500 thousand shares of the Company's outstanding common stock at market price. The plan does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases are made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
April 1-30, 2025	—	$-	—	307,554
May 1-31, 2025	3,300	$15.07	3,300	307,554
June 1-30, 2025	15,700	$12.83	15,700	291,854
Total	19,000	$13.95	19,000	291,854

Item 5.         Other

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, (b) our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, (c) our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2025 and 2024, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2025 and 2024, (e) our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 14, 2025	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 14, 2025	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer