Form 10-K
period 2025-09-30
CSP INC /MA/
filed 2025-12-16
CIK 356037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $108,261,682 based on the closing sale price of $15.34 as reported on the Nasdaq Global Market on March 31, 2025. This day was the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 12, 2025, the registrant had 9,904,783 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required in Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended September 30, 2025.

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

Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue and intense competition in the market segments in which we operate. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements, other than as required by law.

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

HPP Segment

●	The HPP segment revenue comes from three distinct product lines: (i) a cybersecurity solution marketed as ARIA™ Software-Defined Security (“SDS”), which is offered to commercial, original equipment manufacturers ("OEM") and government customers; (ii) the Myricom® network adapters and related software for commercial, government and OEM customers; and (iii) the legacy Multicomputer product portfolio for digital signal processing ("DSP") applications within the defense markets.

●	The ARIA SDS solution is a software portfolio comprised of 3 products: ARIA Packet Intelligence software which is used by customers for its high-speed wire-rate in-line packet filtering, steering and policy enforcement functions. ARIA Advanced Detection and Response (“ADR”) solution used by customers to find and stop threats in real-time by monitoring their entire network, device and services footprint. It is used as the basis of MDR (Managed Detection and Response) services offered by ARIA and its Managed Security Service Provider (“MSSP”) partners who provide it as part of a 24x7 managed SOC (Security Operations Center) offering. The product automates the MITRE ATT&CK™ framework to find threats up to 100 times faster with fewer human resources than other solutions.

●	In July of 2023 ARIA Zero Trust (AZT) PROTECT™ was introduced to the market. ARIA AZT PROTECT™ was designed to fill a gap in the market – stopping the most sophisticated attacks that are used to attack critical infrastructure applications before harm can be done. It compliments other protection technologies in place and can stop some of the most well-known attacks including the SolarWinds attack, and the recent Russian sponsored Sandworm attacks used on utilities and energy infrastructure. The product is deployed and generating revenue from its initial contracts.

●	Revenue is derived from: (i) license sales of our software platform components, (ii) support packages and (iii) any required supporting services. The software licenses, the support packages, as well as supporting services are renewable on a recurring basis.
●	The ARIA portfolio is of value to regulated industries, such as manufacturing, pharmaceuticals, financial services, energy production, utilities, transportation and healthcare, due to the rise of critical infrastructure regulations enforced at the federal, state, and international level, as well as by industry entities. In addition, due to the complexities and high costs associated with enterprise-wide security, particularly in the creation and operation of SOCs, we believe that ARIA will be attractive to organizations that desire SOC-level protections without incurring the costs of procuring disparate tools and hiring and retaining highly trained security analysts. We also have begun selling our unique solution into MSSPs that want to offer a lower cost, more effective service at detecting today’s widening range of cyber-attacks.

●	The Myricom SmartNIC adapters (“ARC Series” and Myricom Secure Intelligent Adapters or “SIA”) are optimized for and sold into markets that require high-bandwidth and low-latency including (i) packet capture, (ii) financial transactions, (iii) machine vision and (iv) network security. The ARC series has reached end of life due to ASIC supplier problems which will significantly reduce its contribution to the HPP line of business. The focus is now supporting its applications on third party provided intelligent network interface cards.

●	Multicomputer products for DSP applications are no longer actively developed but will continue to be sold into established programs through fiscal year 2025 and supported for several years via our repair services offering. The revenue from these products, as a percentage of overall Company revenue, is expected to continue to decline over time.

Sales Information by Industry Segment

The following table details our sales by operating segment for fiscal years ended September 30, 2025 and 2024. Additional segment and geographical information are set forth in Note 17 Segment Information to the consolidated financial statements.

Segment	2025	%	2024	%

	(Dollar amounts in thousands)
TS	$56,808	97%	$51,065	92%
HPP	1,922	3%	4,154	8%
Total Sales	$58,730	100%	$55,219	100%

TS Segment

Products and Services

Integration Solutions

The TS segment is a value-added reseller ("VAR") of third-party hardware and software technology solutions along with our advanced technology consulting, professional IT, managed IT and Cloud services. Our value proposition is our ability to support the complete IT life cycle of planning, designing, implementing and optimizing a comprehensive solution into our customers’ IT environments to help achieve their expected business outcomes.

Third-Party Hardware and Software

We sell third-party hardware, software, and information technology products, with a strategic focus on industry-standard servers and data center infrastructure solutions, midrange data storage infrastructure products, networking and mobility products, unified communications, and advanced IT security hardware and software solutions. Our key offerings include products from Hewlett Packard Enterprise (HPE)/Aruba, Cisco Systems, Palo Alto Networks, Nutanix, Dell EMC, Juniper Networks, Varonis, Cato Networks, Fortinet, Microsoft and Barracuda. Through our business relationships with these vendors, we are able to offer competitively priced robust products to meet our diverse customers’ technology needs, providing procurement and engineering expertise in server infrastructure, storage, security, unified communications, mobility and networking to the small-to-medium sized businesses ("SMBs") and large enterprise businesses ("LEBs") with unique and/or complex IT environments. Many of our SMB customers have unique technological needs and may lack technical purchasing expertise or have very limited IT engineering resources on staff. We offer our customers a single point of contact for complicated multi-vendor technology purchases. We also provide installation, integration, logistical assistance and other value-added services that customers may require. We target SMB and LEB customers across all industries. Our current customers are in web and infrastructure hosting, education, travel, telecommunications, healthcare services, distribution, financial services, professional services and manufacturing.

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

We provide managed and cloud services in the following areas:

●	Proactive monitoring and remote management of IT Infrastructure that includes networks (both wired and wireless), data centers (which includes compute, storage and virtualization), desktops, unified communications platforms and security.
●	Managed and Hosted Unified Communication as a Service via a Cisco Communication and Collaboration solution under an annuity program.
●	Managed Security (firewall, endpoint protection, malware, anti-virus Managed Detection & Response).
●	Managed BackUp and Replication.
●	Cloud services that include Microsoft 365, Azure, Azure Virtual Desktop, Greencloud, Amazon Web Services and Google Cloud Platform.

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

Backlog

The gross backlog of customer orders and contracts for the TS segment was approximately $7.1 million as of September 30, 2025 compared to $4.9 million as of September 30, 2024. Our backlog can fluctuate greatly. These fluctuations can be due to the timing of receiving large orders for third-party products and/or IT services. It is expected that all the customer orders in backlog will ship and/or be provided during fiscal year 2026.

HPP Segment

Products and Services

The mission of the HPP team is to deliver a differentiated, smarter approach to cybersecurity. Our software-defined platform makes it easier for organizations to achieve enterprise-wide network security with a focus on the protection of critical assets, applications and devices from cyberattacks.

Markets and Marketing

Cyber Security Products Market

The ARIA SDS and ADR solution is targeted at organizations that need to get additional functionality out of their current cybersecurity solutions to find and stop attacks, while also reducing their operating costs. At the present time, our ARIA solutions are primarily offered through our direct sales channel, however with ARIA AZT PROTECT’s introduction we have begun to add channel partners such as independent resellers.

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

Manufacturing Market

Our focus for fiscal year 2026 and beyond is to expand from our initial successes more broadly into this market and its various sub segments.

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

Research and Development

For the year ended September 30, 2025, our expenses for R&D were $3.3 million compared to $3.0 million for the year ended September 30, 2024. Expenditures on R&D are expensed as they are incurred. Product development efforts in fiscal year 2024 and 2025 involved development of the ARIA product set, ARIA Zero Trust (AZT), and enhancements to our ARIA SDS and ARIA ADR product offering. We expect to continue to make investments related to the development of new cybersecurity software applications.

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

Backlog

The gross backlog of customer orders and contracts in the HPP segment was $1.0 million as of September 30, 2025 as compared to $0.8 million as of September 30, 2024. Our backlog can fluctuate greatly. We can experience large fluctuations due to the timing of receipt of large orders often for purchases from prime contractors for sales to the government. It is expected nearly all of the customer orders in backlog will ship and/or be provided through fiscal year 2026.

All Companies

Significant Customers

See Note 17 Segment Information in the notes to the consolidated financial statements for detailed information regarding customers. There were no customers which comprised more than 10% of consolidated revenues for the years ended September 30, 2025 or 2024.

Employees

As of September 30, 2025, we had approximately 123 full time equivalent employees worldwide for our consolidated operations. None of our employees are represented by a labor union and we have had no work stoppages in the last three fiscal years. We consider relations with our employees to be good.

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

Both the HPP and TS segments are reliant upon a small number of significant customers, and the loss of or significant reduction in sales to any one of which could have a material adverse effect on our business. For the fiscal years ended September 30, 2025 and 2024, no one customer accounted for 10% or more of our total revenues. Our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our results of operations.

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

Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds or corrections. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.

Our international operation is subject to a number of risks.

We market and sell our products in certain international markets and we have established operations in the U.K. Foreign-based revenue is determined based on the location to which the product is shipped or services are rendered and represented 10% and 12% of our total revenue for the fiscal years ended September 30, 2025 and 2024, respectively. If revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, our business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in transacting business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, any of which could adversely impact the success of our international activities. In particular, it is possible activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, data protection, and employee relations as a result of Brexit and evolving international regulations. A portion of our revenues are from sales to foreign entities, including foreign governments, which are primarily paid in the form of foreign currencies.

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

Pandemics, epidemics or disease outbreaks may materially adversely affect our business, results of operations, cash flows and financial condition.

Pandemics, epidemics, or disease outbreaks, may cause harm to us, our employees, our clients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. The impact of a pandemic, epidemic, or other disease outbreak may include, but would not be limited to: (i) disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce; (ii) volatility in the demand for or availability of our products and services, (iii) inability to meet our customers’ needs due to disruptions in the manufacture, sourcing and distribution of our products and services, or (iv) failure of third parties on which we rely, including our suppliers, clients, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so.

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

We have experienced fluctuations in operating results in large part due to the sale of products and services in relatively large dollar amounts to a relatively small number of customers. Customers specify delivery date requirements that coincide with their need for our products and services. Because these customers may use our products and services in connection with other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer. As such, we have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing, inventory, and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Thus, results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

If we experience a local or regional disaster or other business continuity problem, such as a hurricane, earthquake, terrorist attack, pandemic or other natural or human-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations, the potential for particular types of natural or human-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases.

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

Any systems failures, including network, software or hardware failures, whether caused by us, a third-party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our clients and reputational harm as a security provider. Like other companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our information technology infrastructure, including malware and computer virus attacks, unauthorized access, systems failures and temporary disruptions. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will help us minimize or avoid such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the conflict between Israel and Hamas.

The global economy has been negatively impacted by the military conflict between Israel and Hamas. Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in surrounding regions which may be affected.  Violation of the peace process may lead to to renewed military conflict and/or escalation of the Israel and Hamas conflict and geopolitical tensions related to such military conflict and/or escalation, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in these "Risk Factors.”

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

Legal and Regulatory Risks

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

We are required to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting was effective as of September 30, 2025. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Governance

A formal process exists through our enterprise risk management matrix developed by the management team of the Company that tracks the Company’s material risks, associated mitigation and remediation strategies and direct accountability which is submitted quarterly to the Audit Committee of the Board of Directors for review and oversight.

The management team includes our Vice President and General Manager of the HPP segment, who has developed cybersecurity software at the Company. In addition, he has been the Chief Technical Officer and served in various roles at several cybersecurity companies over his 40 year career. He holds a Bachelor of Science in Business and Engineering as well as a Masters of Science in Finance. Also on the team is the Vice President of Managed Services at the TS segment, who has over twenty years of technology experience including the monitoring and management of other organization’s security systems.

Item 2.     Properties

Listed below are our principal facilities as of September 30, 2025. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration.

Owned
		or	Approximate
Location	Principal Use	Leased	Floor Area
HPP Segment Properties:
CSP Inc.	Corporate Headquarters	Leased	8,257 S.F.
175 Cabot Street, Suite 210	Sales, Marketing and
Lowell, MA 01854	Administration

TS Segment Properties:
Modcomp, Inc.	Division Headquarters	Leased	9,900 S.F.
951 Broken Sound Parkway, Suite 250	Sales, Marketing and
Boca Raton, Florida 33487	Administration

CSPI Ltd	Sales, Marketing and	Leased	484 S.F.
Innovation House, Molly Millars Close	Administration
Wokingham, Berkshire RG41 2RX
United Kingdom

Item 3.     Legal Proceedings

We are currently not a party to any material legal proceedings. From time to time, we may be involved in various lawsuits and legal proceedings arising in the ordinary course of business.

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Purchases of equity securities. On February 8, 2011, the Board of Directors authorized the Company to repurchase up to 500 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. The stock repurchase program may be suspended, terminated, or modified at any time for any reason.

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
July 1-31, 2025	—	—	—	291,854
August 1-30, 2025	11,402	$12.32	11,402	280,452
September 1-30, 2025	8,098	11.50	8,098	272,354
Total	19,500	$11.98	19,500

Market information.   Our common stock is traded on the Nasdaq Global Market under the symbol CSPI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	2025		2024
Fiscal Year:	High	Low	High	Low
1st Quarter	$20.45	$12.20	$13.85	$8.00
2nd Quarter	$20.82	$15.25	$27.95	$9.10
3rd Quarter	$17.14	$10.68	$19.57	$12.20
4th Quarter	$13.41	$10.14	$17.82	$11.25

Stockholders.   We had approximately 137 holders of record of our common stock as of December 8, 2025. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe the number of beneficial owners of our shares of common stock (including shares held in street name) at that date was approximately 2,558.

Dividends.   For the fiscal years ended September 30, 2025 and 2024 the Company paid cash dividends as follows:

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2024	12/12/2023	12/22/2023	1/9/2024	$0.020
2024	2/14/2024	2/26/2024	3/8/2024	$0.025
2024	5/8/2024	5/24/2024	6/12/2024	$0.030
2024	8/13/2024	8/23/2024	9/10/2024	$0.030
2025	12/20/2024	12/27/2024	1/15/2025	$0.030
2025	2/10/2025	2/24/2025	3/10/2025	$0.030
2025	5/14/2025	5/28/2025	6/11/2025	$0.030
2025	8/14/2025	8/29/2025	9/15/2025	$0.030

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

Recent trends affecting our financial performance

As of September 30, 2025, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct or significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Overview of Fiscal Year 2025

Results of Operations

Revenue increased by approximately $3.5 million, or 6%, to $58.7 million for the fiscal year ended September 30, 2025 compared to $55.2 million for the fiscal year ended September 30, 2024. Gross profit margin percentage decreased to 32% for the fiscal year ended September 30, 2025 compared to 34% for the fiscal year ended September 30, 2024. We generated an operating loss of $(3.1) million for the fiscal year ended September 30, 2025 as compared to an operating loss of $(1.9) million for the fiscal year ended September 30, 2024. Other income, net was consistent at approximately $1.5 million for the fiscal years ended September 30, 2025 and 2024. The Company recorded an income tax benefit of $(1.6) million, which reflected an effective tax rate of 94.5%, for the fiscal year ended September 30, 2025 compared to an income tax benefit of $(0.1) million, which reflected an effective tax rate of 22.2% for the fiscal year ended September 30, 2024.

The following table details our results of operations in dollars and as a percentage of sales for the fiscal years ended:

		%		%
	September 30, 2025	of sales	September 30, 2024	of sales

	(Dollar amounts in thousands)
Sales	$58,730	100%	$55,219	100%
Costs and expenses:
Cost of sales	40,219	68%	36,364	66%
Research and development	3,250	6%	2,956	5%
Selling, general and administrative	18,370	31%	17,771	32%
Total costs and expenses	61,839	105%	57,091	103%
Operating loss	(3,109)	(5)%	(1,872)	(3)%
Other income, net	1,448	2%	1,453	2%
Loss before income taxes	(1,661)	(3)%	(419)	(1)%
Income tax benefit	(1,570)	(3)%	(93)	—%
Net loss	$(91)	—%	$(326)	(1)%

Revenues

Revenue increased by approximately $3.5 million, or approximately 6%, to $58.7 million for the fiscal year ended September 30, 2025 compared to $55.2 million for the fiscal year ended September 30, 2024.

TS segment revenue changes by products and services for the fiscal years ended September 30, 2025 and 2024 were as follows:

	September 30,		Increase
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$37,262	$34,194	$3,068	9%
Services	19,546	16,871	2,675	16%
Total	$56,808	$51,065	$5,743	11%

Our TS segment revenue increased by approximately $5.7 million consisting of an increase of $5.5 million in our U.S. division combined with an increase of $0.2 million in our U.K. division.

The increase in TS segment products revenue of $3.0 million during the period was the result of a $2.8 million increase in the U.S. division combined with an increase of $0.2 million in the U.K. division. The increase in our U.S. division product revenue year over year was primarily associated with several existing major customers as well as one new customer. The increase in the U.K. division year over year was primarily associated with two major existing customers.

The increase in TS segment services revenue of $2.7 million as compared to the prior year was in the U.S. division due to an increase of $1.3 million in third-party maintenance revenue, an increase of $1.1 million in internal and third party services, and an increase of $0.3 million in managed services.

HPP segment revenue changes by products and services for the fiscal years ended September 30, 2025 and 2024 were as follows:

	September 30,		Decrease
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$487	$2,599	$(2,112)	(81)%
Services	1,435	1,555	(120)	(8)%
Total	$1,922	$4,154	$(2,232)	(54)%

Our HPP segment revenue decreased by approximately $2.2 million or 54%.

The decrease in HPP products revenue of $2.1 million in the fiscal year ended September 30, 2025 was primarily the result of decreased ARIA AZT revenue of $1.7 million combined with decreased Myricom revenue of $0.4 million. The ARIA revenue decrease was due to one large nonrecurring ARIA AZT software license sale of $2.0 million in the prior year, partially offset by increased total ARIA AZT software license sales of $0.3 million. The decreased Myricom revenue was primarily due to one large nonrecurring transaction in the prior year.

The decrease in HPP services revenue of approximately $0.1 million for the fiscal year ended September 30, 2025 compared to the same period for the prior year was primarily the result of a $0.3 million decrease in repairs revenue and a $0.2 million decrease in royalty revenues on high-speed processing boards related to the E2D program, partially offset by an increase in Multicomputer revenue of $0.2 million and increased ARIA revenue of $0.2 million. ARIA AZT service revenue is from post contract support of the ARIA AZT software license and ARIA ADR revenue is all recorded to service revenue. The non-recurring AZT software license transaction discussed above was originally sold with annual post contract support, which was renewed in fiscal year 2025 for another year of service.

Our total revenues by geographic area based on the location to which the products were shipped or services rendered were as follows:

	September 30,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$57,111	98%	$53,308	97%	$3,803	7%
Europe	1,362	2%	1,125	2%	237	21%
APAC and Africa	257	—%	786	1%	(529)	(67)%
Totals	$58,730	100%	$55,219	100%	$3,511	6%

The $3.8 million increase in the Americas revenue for the fiscal year ended September 30, 2025 as compared to the fiscal year ended September 30, 2024 was primarily due to increased revenue by our TS-US division of $5.8 million combined with increased revenue in our TS-UK division of $0.1 million, partially offset by decreased revenue in our HPP segment of $2.1 million. Sales to Europe increased by $0.2 million primarily due to an increase by our TS-US division of $0.1 million and an increase of $0.1 million in the TS-UK division. Sales to APAC and Africa decreased $0.5 million due to a decrease of $0.4 million by the TS-US division and a decrease of $0.1 million in the HPP segment.

Gross Margins

Our gross margin ("GM") decreased to $18.5 million for fiscal year 2025 as compared to GM of $18.9 million for fiscal year 2024. The total GM as a percentage of revenue decreased to 32% for fiscal year 2025 compared to 34% for fiscal year 2024.

The following table summarizes GM changes by segment for fiscal years ended September 30:

	September 30,
	2025		2024		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$17,635	31%	$16,153	32%	$1,482	(1)%
HPP	876	46%	2,702	65%	(1,826)	(19)%
Total	$18,511	32%	$18,855	34%	$(344)	(2)%

The impact of product mix within our TS segment on gross margins for the fiscal years ended September 30 was as follows:

	September 30,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$6,062	16%	$6,130	18%	$(68)	(2)%
Services	11,573	59%	10,023	59%	1,550	—%
Total	$17,635	31%	$16,153	32%	$1,482	(1)%

The overall TS segment GM as a percentage of revenue decreased to 31% in fiscal year 2025 from 32% in fiscal year 2024. The $0.1 million product GM decrease in fiscal year 2025 as compared to the prior year resulted from a decrease in the U.S. division. Product GM as a percentage of revenue decreased 2% for fiscal year 2025 compared to the prior year due to higher volume of sales to certain customers with lower margins. The $1.6 million increase in our TS segment service GM in fiscal year 2025 as compared to the prior year resulted from an increase in GM in the U.S. division. Service GM as a percentage of revenue remained flat at 59% in fiscal year 2025 due to a proportional increase in the cost of sales compared to revenue.

The impact of product mix on gross margins within our HPP segment for the fiscal years ended September 30 was as follows:

	September 30,
	2025		2024		Decrease

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$224	46%	$1,863	72%	$(1,639)	(26)%
Services	652	45%	839	54%	(187)	(9)%
Total	$876	46%	$2,702	65%	$(1,826)	(19)%

The overall HPP segment GM as a percentage of revenue decreased to 46% in fiscal year 2025 from 65% in fiscal year 2024. The GM as a percentage of sales from products decreased 26% primarily due to a nonrecurring prior year large ARIA AZT software license sale which was nearly all GM. The GM as a percentage of sales from services decreased 9% primarily due to decreased Multicomputer royalty revenues, which is nearly all GM and recorded as service revenue.

Research and Development Expenses

Our research and development expenses are only in our HPP segment. These expenses increased $0.3 million from $3.0 million in fiscal year 2024 to $3.3 million in fiscal year 2025. This was primarily due to increased consulting of $0.1 million, increased stock compensation of $0.1 million, and increased salaries of $0.1 million. Fiscal year 2025 and 2024 expenses were primarily for product engineering expenses incurred in connection with the further development of the ARIA Zero Trust (AZT), ARIA SDS, and ARIA ADR cyber security products.

Selling, General and Administrative

The following table details our selling, general and administrative (“SG&A”) expenses by operating segment for the years ended September 30, 2025 and 2024:

	Year ended September 30,				$	%
		% of		% of	Increase	Increase
	2025	Total	2024	Total	(decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$13,786	75%	$13,179	74%	$607	5%
HPP segment	4,584	25%	4,592	26%	(8)	—%
Total	$18,370	100%	$17,771	100%	$599	3%

The TS segment SG&A expenses increased approximately $0.6 million for the fiscal year ended September 30, 2025 when compared to the prior year. This increase was primarily in the TS-US division due to an increase of $0.4 million in variable compensation, an increase of $0.1 million in salaries, and an increase of $0.1 million in recruiting fees. The HPP segment SG&A expense remained flat at $4.6 million for fiscal year 2025 and 2024 without any significant changes in types of expenses.

Other Income/Expenses

The following table details our other income (expense) for the years ended September 30, 2025 and 2024:

	Year ended

	September 30, 2025	September 30, 2024	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$33	$(438)	$471
Interest expense	(357)	(235)	(122)
Interest income	1,854	2,047	(193)
Other (expense) income, net	(82)	79	(161)
Total other income, net	$1,448	$1,453	$(5)

For the year ended September 30, 2025, there was an increase in foreign exchange gain of $0.5 million primarily due to the TS U.K. division carrying a higher U.S. dollar bank account balance earlier in fiscal year 2025 when the dollar was on average stronger than the British pound, which caused a foreign exchange gain. In the prior fiscal year the U.S. dollar significantly weakened against the British pound causing an exchange loss. Additionally, the euro strengthened relative to the British pound in fiscal year 2025 compared to fiscal year 2024 in which the euro weakened relative to the British pound. The U.K. division has bank accounts with U.S. dollars and euros. There are also transactions in both of these currencies in the TS U.K. division. In consolidation, U.S. dollars and euros are remeasured into the functional currency, British pounds, of our U.K. subsidiary. This non-cash remeasurement is included in foreign exchange gain or loss on the income statement and the foreign exchange gain or loss is primarily from the U.S. dollar and euro bank accounts.

Interest expense increased $0.1 million for the year ended September 30, 2025 compared to the prior year period primarily due to increased interest expense related to multi-year agreements with vendors in the TS U.S. division. Payments on these agreements contain both principal and interest expense. As principal payments are made the interest expense decreases. See Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 15 to this Annual Report on Form 10-K.

Interest income decreased $0.2 million for the year ended September 30, 2025 when compared to the prior year. This is due to lower interest income of $0.1 million from Cash and cash equivalents in fiscal year 2025 compared to the prior year due to a lower average balance and lower average interest rate during fiscal year. Additionally, there was $0.1 million decreased interest income from multi-year agreements. The prime rate has decreased since the end of fiscal year 2023 resulting in customers getting better lower interest rates meaning less interest income. These agreements have payment terms in excess of one year (see Note 3 Financing Receivables, net in Item 15 to this Annual Report on Form 10-K for details) and are only in the TS-US division.

Income Taxes

The Company recorded an income tax benefit of $(1.6) million, which resulted in an effective tax rate of 94.5%, for the year ended September 30, 2025. The benefit was primarily driven by the U.S. pre-tax loss, windfalls for restricted stock awards that vested during the period, and the change in valuation allowance.

For the year ended September 30, 2024, the income tax benefit was approximately $(93) thousand, which resulted in an effective tax rate of a 22.2%. The benefit was primarily driven by windfalls for restricted stock awards that vested during the period, partially offset by the change in valuation allowance.

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. The Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S., except for certain state tax credits, will be realized for the fiscal years ended September 30, 2024 and 2025. The Company separately analyzed the realizability of its federal and state credits and determined $495 thousand (net of federal benefit) of state credits are expected to expire unutilized and maintained a valuation allowance against these credits. The Company continued to maintain a full valuation allowance against the net U.K. deferred tax assets.

Liquidity and Capital Resources

Cash Flows

Our primary source of liquidity and capital resources is our cash from operations and our line of credit.

Cash and cash equivalents decreased by $3.2 million to $27.4 million as of September 30, 2025 from $30.6 million as of September 30, 2024.

The following is a summary of our cash flows for the fiscal years ended September 30, 2025 and 2024:

	Year ended September 30,

	2025	2024

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$2,268	$4,213
Investing activities	(428)	(256)
Financing activities	(5,036)	1,379
Effect of exchange rate changes on cash	29	32
(Decrease) increase in Cash and cash equivalents	$(3,167)	$5,368

Operating Activities

Cash provided by operating activities was $2.3 million for the year ended September 30, 2025 compared to $4.2 million for the prior year period. The decrease from prior year is primarily related to a decrease in Accounts receivable of $2.5 million and an increase of $7.5 in Accounts payable and accrued expenses, partially offset with a decrease in financing receivables of $7.7 million. The remaining differences are related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $(428) thousand for the year ended September 30, 2025 compared to $(256) thousand used in investing activities for the prior year. The increase from the prior year is primarily related to increased purchases of property, equipment, and improvements during fiscal year 2025 when compared to the prior fiscal year.

Financing Activities

Cash used in financing activities was $(5.0) million for the year ended September 30, 2025 compared to $1.4 million provided by financing activities for the prior year period. The primary difference was the timing in the net borrowing on the line-of-credit, which for the year ended September 30, 2025 we had a net repayment of $3.3 million compared to a net borrowing of $2.7 million in the prior year period. Additionally, in fiscal year 2025 there was increased repurchases of common stock of $0.9 million and increased cash dividends paid by $0.2 million compared to the prior fiscal year.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled the equivalent of approximately $4.9 million as of September 30, 2025, which consisted of 0.6 million euros, 0.4 million British pounds, and 3.6 million U.S. dollars. This cash is included in our total cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K. In October 2024, in connection with the planned termination of our defined benefit pension plan in the U.K., we paid 8.5 million British pounds to enter into a buy-in contract. This payment is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in contract, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments. This agreement has contingencies and the expected timeframe of the buy-in contract turning into a buy-out contract is within fiscal year 2026.

As of September 30, 2025 and September 30, 2024, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $14.1 million and $10.8 million were available as of September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025 and 2024 there were no cash withdrawals outstanding.

The last note payable was paid in full in fiscal year 2025 of $0.4 million and no notes remain outstanding as of September 30, 2025. There is a total of $5.3 million due to vendors with financing agreements outstanding as of September 30, 2025, including $3.5 million payments to be made in the next 12 months from September 30, 2025. Each vendor financing agreement was related to a sale and has a related financing receivable. There is a total of $16.3 million due to the Company of customer financing agreements outstanding as of September 30, 2025, including $9.9 million to be received in the next 12 months from September 30, 2025

If cash generated from operations is insufficient to satisfy working capital requirements, we may need to access funds through bank loans or other means. If we are unable to secure additional financing, we may not be able to complete development or enhancement of products, take advantage of future opportunities, respond to competition, retain key employees, or continue to effectively operate our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to income taxes, revenue recognition, and retirement plans. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, valuation allowances, specifically the net deferred tax asset valuation allowance, and pension and retirement plans.

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

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plans in the U.K. are closed to newly hired employees and have been for the two years ended September 30, 2025. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2025. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

Evaluation of Controls and Procedures

Disclosure Controls and Procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2025. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that call for the Company to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weaknesses

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, management identified two material weaknesses in internal control over financial reporting in connection with internal controls as described below:

Corporate credit cards

Description: The control deficiencies related to the Company’s business expense reimbursement and selected purchases policy and application of a legacy credit card program for Company credit cards. The control deficiencies arose out of a lack of adequate review and incomplete supporting documentation related to certain business expenses including those for reimbursement for Company credit card charges from a C level Company executive as well as undocumented compensation agreement with regards to the use of credit card points which resulted in undisclosed compensation. The Audit Committee engaged a third party to investigate and analyze certain transactions made on the corporate credit card and it was not led by management. As a result, the C-level executive returned to the Company approximately $20,000 in aggregate related to the portion of the undisclosed compensation in excess of the intended compensation agreement in fiscal year 2024.

Remediation procedures: A formal policy was introduced for all credit cards including the C-level Company executive. This formal policy requires approval on all expenses as well as certain supporting documentation.

Income tax

Description: This control deficiency for reporting income taxes related to current/non-current taxes payable, certain deferred tax assets and liabilities, and current and deferred tax expenses. We use a third-party provider to prepare our tax provision and related disclosures on a quarterly basis. The company reviews the provision and disclosures. We believe the material weakness occurred due to a lack of competency of the third-party provider and management needs to perform a more comprehensive review with the third-party preparer

Remediation procedures: A new accounting firm was hired with global expertise as our new third-party tax provider to prepare tax provisions and corporate income tax returns. This firm assisted with enhancing internal controls over financial reporting for income taxes. Quarterly meetings were held with the new third-party tax provider to discuss changes in tax law, key aspects of our quarterly/annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of the third-party provider prepared provisions and returns. Income tax accounting training was provided to those involved in the review of the tax data from our third-party tax provider.

As a result of the implementation of these processes and testing these processes in fiscal year 2025, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the previously identified material weaknesses in internal control over financial reporting have been remediated as of September 30, 2025.

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

Item 9B.     Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our Schedule 14A Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2025.

Item 11.     Executive Compensation

We incorporate the information required by this item by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our Schedule 14A Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

The equity compensation plans approved by our stockholders consist of the CSP Inc. 2014 Employee Stock Purchase Plan (the "ESPP"), the 2015 Stock Incentive Plan and the 2025 Stock Incentive Plan. In fiscal year 2025 and 2024, the Company granted certain key employees and non-employee directors shares of non-vested common stock instead of stock options. The non-vested common stock has a four-year vesting period for key employees and officers including the Chief Executive Officer. There is a one-year vesting period for the non-employee directors. The following table sets forth information as of September 30, 2025 regarding the total number of securities outstanding under these equity compensation plans.

					Number of securities
	Number of securities to be		Weighted-average		remaining available for future
	issued upon exercise		exercise price of		issuance under equity
	of outstanding options,		outstanding options,		compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity plans approved by security holders:
Stock Incentive Plan	549,855	(1)	$—	(2)	549,855
Employee Stock Purchase Plan					483,262
Total	549,855		$—		1,033,117
(1)	Includes only non-vested restricted stock awards issued under the 2015 and 2025 Stock Incentive Plan. The 2015 Stock Incentive Plan expired in fiscal year 2025, but does not affect restricted stock awards issued from this plan.

(2)	There are only non-vested restricted awards outstanding, which do not require the holder to give any consideration for the awards.

We incorporate additional information required by this Item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Schedule 14A Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2025.

Item 13.     Certain Relationships and Related Transactions and Director Independence

We incorporate the information required by this item by reference to the section captioned “Corporate Governance” in our Schedule 14A Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2025.

Item 14.     Principal Accountant Fees and Services

We incorporate the information required by this Item by reference to the sections captioned “Fees for Professional Services” and “Pre-approval Policies and Procedures” in our Schedule 14A Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2025.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   (1)   Financial statements filed as part of this report:

Consolidated Balance Sheets as of September 30, 2025 and 2024

Consolidated Statements of Operations for the years ended September 30, 2025 and 2024

Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2025 and 2024

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024

Notes to Consolidated Financial Statements

(2)   Financial statement schedules

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto included in Item 8, or is not applicable, material or required.

(3)   Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Articles of Organization and amendments thereto		10-K	December 26, 2007	3.1
3.2	Articles of Amendment to the Company's Articles of Organization, adopted February 21, 2024		8-K	February 22, 2024	3.1

3.3	Articles of Amendment to the Company's Articles of Organization, adopted June 26, 2024		8-K	June 27, 2024	3.1
3.4	By-laws, as amended December 13, 2012		10-K	December 20, 2012	3.2
4.1	Description of Securities	X
10.1	Form of Employee Invention and Non-Disclosure Agreement		10-K	November 22, 1996	10.3
10.2	CSPI Supplemental Retirement Income Plan		10-K	December 29, 2008	10.2
10.3*	2014 Variable Compensation (Executive Bonus) and Base Programs dated November 12, 2013		10-K	December 23, 2014	10.10
10.4*	Death Benefit and Retirement Benefit Agreement between the Company and Victor Dellovo dated September 13, 2013		10-K	December 24, 2013	10.11
10.5*	Form of Change of Control Agreement with Gary W. Levine dated January 11, 2008		10-K	December 23, 2010	10.12
10.6*	2014 Employee Stock Purchase Plan		DEF 14A	January 6, 2014	A
10.7*	2015 Stock Incentive Plan		DEF 14RA	January 25, 2019	A
10.8*	2025 Stock Incentive Plan		DEF 14RA	December 30, 2024	A
10.10*	Executive Retention and Service Agreement with Victor Dellovo, dated September 4, 2012		10-Q	February 14, 2018	10.1
10.11*	Forms of Employee Restricted Stock Award Agreement		10-Q	February 14, 2018	10.2
19.1	Insider Trading Policy		10-K	December 20, 2024	19.1
21.1	Subsidiaries	X
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy relating to recovery of erroneously awarded compensation		10-K	December 13, 2023	97.1
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File

*	Management contract or compensatory plan.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSP INC.

By:	/s/ Victor Dellovo
Victor Dellovo Chief Executive Officer and President

Date: December 16, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Dellovo	Chief Executive Officer, President and Director	December 16, 2025
Victor Dellovo

/s/ Gary W. Levine	Chief Financial Officer (Principal Financial Officer)	December 16, 2025
Gary W. Levine

/s/ Mike Newbanks	Vice President of Finance (Chief Accounting Officer)	December 16, 2025
Mike Newbanks

/s/ Anthony Folger	Director	December 16, 2025
Anthony Folger

/s/ Stephen Webber	Director	December 16, 2025
Stephen Webber

/s/ Marilyn T. Smith	Director	December 16, 2025
Marilyn T. Smith

/s/ Izzy Azeri	Director	December 16, 2025
Izzy Azeri

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

CSP Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CSP Inc. and Subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Tampa, Florida
December 16, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CSP Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CSP Inc. and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2007 to 2025.

Coral Gables, Florida

December 20, 2024

CSP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30,	September 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$27,418	$30,585
Accounts receivable, net of allowances of $122 and $147	12,000	14,494
Financing receivables, net of allowances of $34 and $12	8,939	4,384
Inventories	1,442	2,293
Other current assets	2,521	3,093
Total current assets	52,320	54,849

Property, equipment and improvements, net	539	429
Operating lease right-of-use assets, net	1,647	489
Intangibles, net	69	50
Financing receivables due after one year, net of allowances of $66 and $25	5,965	2,922
Deferred income taxes, net	4,559	2,734
Cash surrender value of life insurance	5,845	5,589
Pension benefits assets	42	2,201
Other assets	177	173
Total assets	$71,163	$69,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,508	$12,084
Line of credit	903	4,169
Deferred revenue and contract liabilities	1,503	2,171
Pension and retirement plans	77	76
Income taxes payable	192	182
Total current liabilities	22,183	18,682
Pension and retirement plans	1,219	1,306
Operating lease liabilities - noncurrent portion	1,336	117
Income taxes payable	165	447
Other noncurrent liabilities	1,709	1,614
Total liabilities	26,612	22,166

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,906 and 9,776 shares, respectively	99	98
Additional paid-in capital	24,744	22,689
Retained earnings	27,700	29,848
Accumulated other comprehensive loss	(7,992)	(5,365)
Total shareholders’ equity	44,551	47,270
Total liabilities and shareholders’ equity	$71,163	$69,436

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

	Year Ended
	September 30,	September 30,
	2025	2024
Sales:
Product	$37,749	$36,793
Services	20,981	18,426
Total sales	58,730	55,219

Cost of sales:
Product	31,463	28,800
Services	8,756	7,564
Total cost of sales	40,219	36,364

Gross profit	18,511	18,855

Operating expenses:
Research and development	3,250	2,956
Selling, general and administrative	18,370	17,771
Total operating expenses	21,620	20,727

Operating loss	(3,109)	(1,872)

Other income (expense):
Foreign exchange gain (loss)	33	(438)
Interest expense	(357)	(235)
Interest income	1,854	2,047
Other (expense) income, net	(82)	79
Total other income, net	1,448	1,453
Loss before income taxes	(1,661)	(419)
Income tax benefit	(1,570)	(93)
Net loss	$(91)	$(326)
Net loss attributable to common shareholders	$(91)	$(326)

Net loss per common share - basic	$(0.01)	$(0.04)
Weighted average common shares outstanding - basic	9,297	9,041

Net loss per common share - diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding - diluted	9,297	9,041

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2025	2024
Net loss	$(91)	$(326)
Other comprehensive (loss) income:
Actuarial (loss) gain on minimum pension liability, net of tax effect	(2,723)	6
Foreign currency translation gain adjustments, net of tax effect	96	723
Other comprehensive (loss) income	(2,627)	729
Total comprehensive (loss) income	$(2,718)	$403

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2025 and 2024:

(Amounts in thousands)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net loss	—	—	—	(91)	—	(91)
Other comprehensive loss	—	—	—	—	(2,627)	(2,627)
Stock-based compensation	—	—	1,769	—	—	1,769
Restricted stock cancellation	(3)	—	—	—	—	—
Restricted stock issuance	169	2	—	—	—	2
Issuance of shares under employee stock purchase plan	26	—	286	—	—	286
Purchase of common stock	(62)	(1)	—	(869)	—	(870)
Cash dividends paid on common stock ($0.120 per share)	—	—	—	(1,188)	—	(1,188)
Balance as of September 30, 2025	9,906	$99	$24,744	$27,700	$(7,992)	$44,551

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Year ended September 30, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2023	9,456	$94	$20,837	$31,311	$(6,094)	$46,148
Adoption of Accounting Standards Update 2016-13	—	—	—	(15)	—	(15)
Net loss	—	—	—	(326)	—	(326)
Other comprehensive income	—	—	—	—	729	729
Stock-based compensation	—	—	1,579	—	—	1,579
Restricted stock cancellation	(7)	—	—	—	—	—
Restricted stock issuance	305	3	—	—	—	3
Issuance of shares under employee stock purchase plan	30	1	273	—	—	274
Purchase of common stock	(8)	—	—	(104)	—	(104)
Cash dividends paid on common stock ($0.105 per share)	—	—	—	(1,018)	—	(1,018)
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	September 30,	September 30,
	2025	2024
Operating activities
Net loss	$(91)	$(326)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	237	292
Amortization of intangibles	7	6
Loss on disposal of fixed assets, net	1	1
Foreign exchange (gain) loss	(33)	438
Provision (benefit) for credit losses - financing receivables	63	(45)
Provision for credit losses - accounts receivable	25	114
Provision for obsolete inventory	182	354
Amortization of lease right-of-use assets	458	496
Stock-based compensation expense on restricted stock awards	1,769	1,579
Deferred income taxes	(1,825)	(387)
Increase in cash surrender value of life insurance	(202)	(180)

Changes in operating assets and liabilities:
Accounts receivable	2,474	(1,573)
Financing receivables	(7,661)	4,058
Inventories	669	(95)
Other assets	570	(681)
Accounts payable and accrued expenses	7,477	1,383
Operating lease liabilities	(450)	(485)
Deferred revenue and contract liabilities	(668)	273
Pension and retirement plans liabilities	(557)	27
Income taxes payable	(272)	(798)
Other noncurrent liabilities	95	(238)
Net cash provided by operating activities	2,268	4,213

Investing activities
Life insurance premiums paid	(54)	(50)
Additions of intangible assets	(26)	(10)
Purchases of property, equipment and improvements	(348)	(196)
Net cash used in investing activities	(428)	(256)

Financing activities
Dividends paid	(1,188)	(1,018)
Net (repayment) borrowing under line-of-credit agreement	(3,265)	2,654
Repayments on note payable	—	(427)
Repurchases of common stock	(869)	(104)
Proceeds from issuance of shares under equity compensation plans	286	274
Net cash (used in) provided by financing activities	(5,036)	1,379
Effects of exchange rate on cash, net	29	32
Net (decrease) increase in Cash and cash equivalents	(3,167)	5,368
Cash and cash equivalents beginning of period	30,585	25,217
Cash and cash equivalents end of period	$27,418	$30,585

CSP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Supplementary cash flow information:
Cash paid for income taxes	$(446)	$(1,601)
Cash paid for interest	$(137)	$(206)

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$1,628	$19
Customer financing for inventory sold (see Note 3 Financing receivables, net for details)	$13,723	$5,240
Vendor financing for inventory purchased (see Note 9 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$4,500	$2,995

See accompanying notes to consolidated financial statements.

CSP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

Adopted Accounting Pronouncement in the Year Ended September 30, 2025

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Under ASU 2023-07, the disclosures that are currently required on an annual basis under Topic 280, Segment Reporting, pertaining to reportable segment profit or loss and assets will also be required for interim periods. The amendments in this Update do not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company retrospectively adopted this as of and for the year ended September 30, 2025. The effects of adopting this ASU only impacted the Company’s disclosures and did not have an effect on its consolidated financial statements. See Note 17 – Segment Information for additional information.

Accounting Pronouncement Not Yet Adopted as of September 30, 2025

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets under Topic 326. This ASU permits entities to apply a practical expedient when estimating credit losses and is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2025, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on its disclosures.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents. The Company maintains its cash and cash equivalents with financial institutions and, at times, the balance may exceed the Federal Deposit Insurance Corporation federally insured limits (United States - $250,000 per depositor) or Financial Services Compensation Scheme (United Kingdom - £85,000 per depositor). The Company has never experienced any losses related to these balances.

Research and Development Expense

For the years ended September 30, 2025 and 2024, our expenses for research and development were approximately $3.3 million and $3.0 million, respectively. Expenditures for research and development are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the recoverability of the long-lived assets (intangibles) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets. Intangible assets that are not subject to amortization are also required to be tested annually, or more frequently if events or circumstances indicate that the asset may be impaired. We did not have intangible assets with indefinite lives any time during the two years ended September 30, 2025.

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, generally three to ten years, and are carried at net book value. The remaining useful lives of intangible assets are evaluated on an annual basis. Intangible assets subject to amortization are also tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the fair value of an intangible asset subject to amortization is determined to be less than its carrying value, then an impairment charge is recorded to write down that asset to its fair value. There was no impairment for the years ended September 30, 2025 and 2024.

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

The discount rate used to assess classification is the incremental borrowing rate at the commencement date due to the implicit rate not being readily determinable. The incremental borrowing rate commensurate with the lease term is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The lease term includes periods when we are reasonably certain we will exercise the renewal option. The Company has elected not to apply Subtopic ASC 842-25 to short-term leases, which are defined as a lease that has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Therefore, there are no right-of-use assets or lease liabilities related to short-term leases in the Consolidated Balance Sheets and the lease payments are expensed on a straight-line basis over the lease term. Leases are typically not able to be terminated without penalty. None of our lease arrangements contain residual value guarantees, restrictions, or covenants. None of the Company’s current leases are with related parties. There are no lease arrangements that we have entered into as of September 30, 2025 that have not yet commenced. See Note 10 Leases for additional information.

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

The Company has operating lease agreements with lease components (e.g. fixed payments including rent) as well as nonlease components (e.g. common-area maintenance, colocation services). The Company has elected to account for lease and nonlease components as one single lease component for all classes of assets. Lease expense is recognized on a straight-line basis over the lease term.

Leases as Lessor

The process for identifying and classifying a lease is similar to the process described above in the lessee section. Additionally, the most relevant criteria to classification is transfer of ownership and present value of the total lease payments in relation to fair value of the underlying asset. The Company as a lessor only has sales-type leases. All the Company’s agreements are bundled agreements containing managed services, software, and/or other services. The fixed payments under bundled agreements are allocated based on the relative standalone selling prices of the lease and non-lease deliverables are consistent with ASC 606. The allocation of the fixed payments may be calculated using a budgeted cost-plus margin approach if there are other services in addition to managed services. Due to the complex nature of these contracts, there is significant judgment in allocating the fixed payments. There is no variable consideration in these agreements. The discount rate used as a lessor pertaining to the lease component is the implicit rate. Lease agreements transfer ownership at the end of the lease and there is no renewal option. The leases typically do not have any residual value to the Company. In the Company’s agreements, the payments allocated to the lease component cannot be terminated. Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. In addition, we have elected to account for sales tax and other similar taxes collected from a lessee as lessee costs and therefore we exclude these costs from contract consideration and variable consideration and present revenue net of these costs. See Note 10 Leases for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The recoverability of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition and changes in technology. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2025, and September 30, 2024, the Company maintained inventory reserves of $1.2 million and $1.1 million, respectively.

Property, Equipment and Improvements

The components of property, equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance costs are expensed as incurred.

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

Financing Receivables, net of Allowance for Credit Losses

Financing receivables are recorded at the invoiced amount and are interest bearing. Financing receivables are stated at their net realizable value, net of the allowance for credit losses. Allowances for credit losses are recorded for the estimated losses resulting from the inability of our customers to make required payments based on historical data as well as forecasted future conditions. The Company recognizes an allowance for credit losses for financing receivables in an amount equal to the probable losses net of recoveries. A probability method for calculating credit losses is used based on historical data of defaults of Fitch ratings and remaining length of time to collect the receivable. Various factors are also assessed in the allowance for credit losses including internal historical data as well as macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios. Macroeconomic conditions include the level of gross domestic product growth and unemployment rates, which directly correlate with our historical credit losses. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Financing receivables are charged off against the reserve when management has determined they are uncollectible.

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

We have defined benefit and defined contribution plans in the United Kingdom (the “U.K.”) and in the U.S. In the U.K. the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is closed to newly hired employees and has been for the two years ended September 30, 2025. In the U.S., the Company also provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2025. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

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

Some transactions include shipping as part of the contract. The Company records shipping billed to its customers as Product revenue and the related freight costs as Product cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as Product cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

The right of return risk lies with the original manufacturer of the product. Managed service contracts contain the right to refund if canceled within 30 days of inception. Any products the Company manufactures, all in our HPP segment, with a standard warranty are treated as a warranty obligation under ASC 460, Guarantees.

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

ARIA ADR revenue is derived from the sale of hardware, software, and maintenance. The software licenses or hardware with integrated software are not distinct from their accompanying maintenance, as they are dependent upon regular threat updates. The software updates and upgrades are highly interdependent and highly interrelated, working together to deliver continuously updated protection from cyber threats to customers. By identifying and addressing new threats, the software updates significantly modify the licensed software and are integral to maintaining its utility given the rapid pace with which new threats are identified, the value of the licensed software diminishes rapidly without the software updates. As control transfers to the customer over time of the contract term, we therefore consider the software license and related support obligations a single, combined performance obligation with revenue recognized ratably over time as our solutions are delivered.

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

See details of timing of revenue recognition and whether CSPi acted as the principal or agent and geographic areas based on which the products were shipped or services rendered in Note 17 Segment Information.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.8 million and $1.7 million as of September 30, 2025 and September 30, 2024, respectively. Current contract assets were $0.9 million as of September 30, 2023. The current portion is recorded in other current assets on the consolidated balance sheets. As of September 30, 2025 there was $0.1 million related to amounts billed but not paid by customers under retainage provisions included in current contract assets. All amounts are expected to be collected within one year. There were no noncurrent contract assets as of September 30, 2025 and September 30, 2024. There were no noncurrent contract assets as of September 30, 2023. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.5 million and $2.2 million as of September 30, 2025 and September 30, 2024, respectively. Current contract liabilities were $1.9 million as of September 30, 2023. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the consolidated balance sheets. There were $37 thousand of long-term contract liabilities as of September 30, 2025 and none as of September 30, 2024, respectively. There were no long-term contract liabilities as of September 30, 2023. Revenue recognized for the year ended September 30, 2025 that was included in contract liabilities as of September 30, 2024 was $1.8 million. At times, customers delay projects that were supposed to be complete within a year, which is why the full balance of Deferred revenue and contract liabilities as of

September 30, 2024 was not recognized in the twelve months ended September 30, 2025. The Company cannot reasonably predict when delays will arise.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. Incremental costs are related to commissions in the TS portion of the business. Current capitalized contract costs are within the other current assets on the consolidated balance sheets as of September 30, 2025 and 2024. The portion of current capitalized costs were $33 thousand and $177 thousand as of September 30, 2025 and 2024, respectively. There were no noncurrent capitalized costs on the consolidated balance sheets as these commissions are paid annually even when the contract extends beyond a one year period. The amount of incremental costs amortized for the years ended September 30, 2025 and 2024 were $217 thousand and $477 thousand, respectively. This is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized for the years ended September 30, 2025 and 2024, respectively.

Costs to fulfill a contract are capitalized when the costs are related to a contract or anticipated contract, generate or enhance resources that will be used in satisfying performance obligations in the future, and costs are recoverable. Costs to fulfill a contract are related to the TS portion of the business and involve activities performed before managed services can be completed. Fulfillment costs are amortized consistent with the pattern of transferring the services to which the cost relates ratably over the term of the contract. Current capitalized fulfillment costs are in the other current assets and noncurrent costs are in other assets on the consolidated balance sheets. There were no current capitalized costs as of September 30, 2025 and 2024. There were no noncurrent capitalized costs as of September 30, 2025 and 2024, respectively. There were no amounts of fulfillment costs amortized for the year ended September 30, 2025. An amount of $9 thousand was amortized for the year ended September 30, 2024. These costs amortized were recorded in cost of sales. There was no impairment related to fulfillment costs capitalized for the year ended September 30, 2024.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2026	$1,196
2027	982
2028	899
2029	222
$3,299

Product Warranty Accrual

Our HPP product sales with hardware generally include a hardware warranty which ranges from 90 days to three years. At time of product shipment, we accrue for the estimated cost including labor and hardware to repair or replace potentially defective products. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. We consider technological feasibility for our software products to be reached upon the release of the software, accordingly, no internal software development costs have been capitalized.

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

Net loss per common share

We are required to present earnings per share ("EPS") utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive restricted stock awards. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per common share equals diluted net loss per common share.

Basic and diluted loss per share computations for the Company’s reported net loss attributable to common stockholders are as follows:

	Year Ended
	September 30,	September 30,
	2025	2024

Net loss	$(91)	$(326)
Less: net income attributable to nonvested common stock	—	—
Net loss income attributable to common shareholders	$(91)	$(326)

Weighted average total shares outstanding - basic	9,297	9,041
Less: weighted average non–vested shares outstanding	—	—
Weighted average number of common shares outstanding - basic	9,297	9,041
Add: potential common shares from non-vested restricted stock awards	—	—
Weighted average common shares outstanding - diluted	$9,297	9,041

Net loss per common share - basic	$(0.01)	$(0.04)
Net loss per common share - diluted	$(0.01)	$(0.04)

All anti-dilutive securities, RSA’s, are excluded from the diluted loss per share computation. Non-vested restricted stock awards of 304 thousand and 396 thousand shares were excluded from net loss per share for the year ended September 30, 2025 and 2024 because their inclusion would have been anti-dilutive as there was a net loss for the period.

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

Stock-Based Compensation

We measure and recognize compensation expense for nonvested stock-based payment awards made to employees and directors based on the closing market price of our common stock as quoted on the Nasdaq Global Market on the date of grant over the requisite service period. The Company recognizes stock compensation expense, net of actual forfeitures. The Company has no outstanding stock options issued as of September 30, 2025 and did not issue any for the years ended September 30, 2025 and 2024, respectively.

Stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended September 30, 2025 and 2024 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized for the fiscal years ended September 30, 2025 and 2024 consisted of restricted stock granted pursuant to the Company’s stock incentive and employee stock purchase plans of approximately $1.8 million and $1.6 million, respectively.

Concentrations of Credit Risk

The Company has bank accounts in the United States and United Kingdom, which have cash deposits in excess of federally insured limits.

For information about other concentration of credit risk, see Note 3 Financing receivables and Note 17 Segment Information.

2.     Accounts Receivable, net

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

The following table presents the changes in the allowance for accounts receivable for the periods indicated.

	Year ended
	September 30, 2025	September 30, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$147	$100
Adjustment for adoption of new CECL standard	-	(67)
Charge-offs	(50)	-
Provision for credit losses	25	114
Balances at end of the period	$122	$147

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

The Company assigns an internal risk rating to each customer at inception, which groups customers into a portfolio based on this risk rating. A risk rating is assigned by analyzing a customer’s financial statements and the latest Fitch rating, if publicly available, as well as recent payment activity. The credit quality of customers is continually monitored by these items. Accounts rated low risk have the equivalent of a Fitch rating of BBB– or higher, accounts rated moderate risk have the equivalent of BB, and accounts rated high risk have the equivalent of B.

The risk characteristics of each portfolio are consistent with the Fitch rating or equivalent. According to Fitch Ratings:

‘BBB' ratings indicate that expectations of default risk are currently low

'BB' ratings indicate an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists that supports the servicing of financial commitments

‘B’ ratings indicate that material default risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is vulnerable to deterioration in the business and economic environment.

Financing receivables, net carry a weighted average interest rate of 8.7%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

Interest income attributable to financing receivables is recognized on the accrual basis using the effective interest method. The amount of interest income earned from sales whose payment terms exceed one year for the years ended September 30, 2025 and 2024 was $641 thousand and $700 thousand, respectively. Interest income from these agreements is recorded in Interest income on the Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of September 30, 2025				As of September 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$13,651	$1,751	$891	$16,293	$7,153	$874	$-	$8,027
Unearned interest income	(1,038)	(156)	(95)	(1,289)	(599)	(85)	-	(684)
Allowance for credit losses	(50)	(18)	(32)	(100)	(27)	(10)	-	(37)
Financing receivables, net	$12,563	$1,577	$764	$14,904	$6,527	$779	$-	$7,306
Short-term	$7,778	$791	$370	$8,939	$4,013	$371	$-	$4,384
Long-term	$4,785	$786	$394	$5,965	$2,514	$408	$-	$2,922

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Year ended
	September 30, 2025				September 30, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$27	$10	$-	$37	$-	$-	$-	$-
Adjustment for adoption of new accounting standard	-	-	-	-	27	55	-	82
Provision (benefit) charged to Consolidated Statements of Operations	23	8	32	63	-	(45)	-	(45)
Balances at end of the period	$50	$18	$32	$100	$27	$10	$-	$37

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of September 30, 2025 or September 30, 2024.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance for credit loss, by credit quality indicator segregated by risk rating and year of origination as of September 30, 2025:

	September 30, 2025
	Fiscal year of origination
Risk Rating	2025	2024	2023	Total

High	$891	$—	$—	$891
Moderate	1,268	369	114	1,751
Low	10,888	1,507	1,256	13,651
Total	$13,047	$1,876	$1,370	$16,293

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2026	$9,883
2027	5,257
2028	1,153
Total payments	$16,293
Less: unearned interest income	(1,289)
Less: allowance for credit losses	(100)
Total, net of unearned interest income and allowance for credit losses	$14,904

4.     Inventories

Inventories consist of the following:

	September 30,	September 30,
	2025	2024

	(Amounts in thousands)
Raw materials	$—	$77
Work-in-process	94	315
Finished goods	1,348	1,901
Total	$1,442	$2,293

We evaluate inventory for obsolescence on at least a quarterly basis or more frequently if needed. Our HPP segment has a multi-faceted approach in determining obsolescence including reviewing inventory by product line, program, and individual part. In the TS segment, we seek to minimize obsolete inventory by having nearly all of our inventory purchased in conjunction with a sales agreement. From time to time, we do purchase certain inventory in bulk to receive discounts, but only when we anticipate selling this inventory in the near-term. The inventory we purchase at the TS segment is in high demand, especially in the current environment, and has a limited risk of obsolescence. The TS-US division has many vendors it transacts with and does not have any specific agreement with any vendor that it must purchase certain products. Management believes other suppliers could provide similar products with comparable terms.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Effect of		Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Loss

	(Amounts in thousands)
Balance as of September 30, 2023	$(4,829)	$(1,265)	$(6,094)
Change in period	723	(60)	663
Tax effect of change in period	—	66	66
Balance as of September 30, 2024	$(4,106)	$(1,259)	$(5,365)
Change in period	96	(2,714)	(2,618)
Tax effect of change in period	—	(9)	(9)
Balance as of September 30, 2025	$(4,010)	$(3,982)	$(7,992)

The changes in the minimum pension liability are net of an amortization loss of $243 thousand in 2025 and a loss of $185 thousand in 2024 included in net periodic pension cost.

6.     Income Taxes

The components of income (loss) before income tax benefit and income tax benefit are comprised of the following:

	For the Years Ended
	September 30,
	2025	2024

	(Amounts in thousands)
Income (loss) before income tax benefit
U.S.	$(1,620)	$74
Foreign	(41)	(493)
	$(1,661)	$(419)
Income tax expense:
Current:
Federal	$—	$123
State	173	172
	$173	$295
Deferred:
Federal	$(1,173)	$(372)
State	(570)	(15)
	$(1,743)	$(387)

Total income tax benefit	$(1,570)	$(93)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	For the Years Ended September 30,
	2025		2024

	(Dollar amounts in thousands)
Tax benefit at the statutory rate	$(349)	21.0%	$(88)	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	16	(1.0)%	(87)	20.8%
Impact of non-U.S. earnings	2	(0.1)%	—	-%
Change in valuation allowance	(293)	17.6%	180	(43.0)%
Excess stock compensation deductions	(748)	45.0%	(189)	45.1%
Permanent differences	31	(1.9)%	19	(4.5)%
Non-deductible executive compensation	240	(14.4)%	—	-%
Change in uncertain tax positions	(94)	5.7%	89	(21.2)%
Tax credits	(148)	8.9%	(90)	21.5%
Return to provision and prior period assessments	(226)	13.6%	43	(10.3)%
Other items	(1)	0.1%	30	(7.2)%
Income tax benefit	$(1,570)	94.5%	$(93)	22.2%

Significant components of the Company's net deferred tax assets and liabilities as of September 30, 2025 and 2024 are as follows:

	September 30,	September 30,
	2025	2024

	(Amounts in thousands)
Deferred tax assets:
Net operating loss carryforward	$2,689	$2,558
Tax credits	669	829
Capitalized research and development expenses	1,681	1,155
Other reserves and accruals	881	975
Lease liability	423	121
Accrued expenses	1,165	—
Inventory reserve	327	303
Pension	422	331
Other temporary differences	2	—
Gross deferred tax assets	8,259	6,272
Less: valuation allowance	(3,167)	(2,800)
Net deferred tax asset	5,092	3,472

Deferred tax liabilities:
Fixed assets	(96)	(69)
Pension	(21)	(119)
ROU asset	(416)	(550)
Realizable deferred tax liabilities	(533)	(738)

Net deferred tax assets	$4,559	$2,734

The Company undertakes a review of its valuation allowance at each financial statement period, reviewing the positive and negative evidence to help determine whether it is more likely than not that the Company will realize the future tax benefits from its deferred tax balances. The Company has determined that it is more likely than not that substantially all of its net deferred tax assets in the U.S., except for certain state tax credits, will be realized for the fiscal years ended September 30, 2024 and 2025. The Company separately analyzed the realizability of its federal and state credits and determined $495 thousand (net of federal benefit) of state credits are expected to expire unutilized and maintained a valuation allowance against these credits. The Company continued to maintain a full valuation allowance against the net U.K. deferred tax assets.

As of September 30, 2025 and 2024, the Company had no U.S. net operating loss or tax credit carryforwards for federal tax purposes.

As of September 30, 2025 and 2024, the Company had U.S. net operating loss carryforwards for state purposes of approximately $60 thousand and $60 thousand, respectively, which begin to expire in FY 2031. As of September 30, 2025, the Company had state tax credit carryforwards of $1.0 million available to reduce future state tax expense, of which $50 thousand has unlimited carryover status and the remainder of the credits begin to expire in FY 2029. As of September 30, 2024, the Company had state tax credit carryforwards of $1.1 million available to reduce future state tax expense, of which $55 thousand has unlimited carryover status and the remainder of the credits begin to expire in FY 2025.

As of September 30, 2025 and 2024, the Company had U.K. net operating loss carryforwards of approximately $10.8 million and $10.6 million, respectively, that have an indefinite life with no expiration.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $10.3 million and $10.3 million as of September 30, 2025 and 2024, respectively. The Company is considering cash distributions of undistributed foreign earnings in the future and will continue to assess the potential impact of any future distributions on U.S. taxes. The state tax impact of a distribution of foreign earnings and profits would not be material.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

As of September 30, 2025, uncertain tax benefits were primarily related to federal and state tax credits and were partially recorded net in deferred taxes and as a long term tax payable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the Year Ended
	September 30, 2025	September 30, 2024

	(Amounts in thousands)
Balance, beginning of year	$351	$323
Additions for tax positions of current year	23	11
Additions for tax positions of prior years	3	8
Reduction for lapse of the applicable statute of limitations	(77)	(13)
Accrued penalties and interest	6	22
Balance, end of period	$306	$351

The unrecognized tax benefits of $306 thousand as of September 30, 2025, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance maintained against certain state tax credits. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has reviewed the tax positions taken on returns filed domestically and in its foreign jurisdictions for all open years, generally fiscal 2022 through 2025, and believes that any tax adjustments not currently reserved in any audited year would not be material.

7.     Property, Equipment and Improvements, net

Property, equipment and improvements, net consist of the following:

	September 30,	September 30,
	2025	2024

	(Amounts in thousands)
Leasehold improvements	$29	$224
Equipment	2,731	8,814
Automobiles	200	194
Property, equipment and improvements, gross	2,960	9,232
Less accumulated depreciation and amortization	(2,421)	(8,803)
Property, equipment and improvements, net	$539	$429

The Company uses the straight-line method over the estimated useful lives of the assets to record depreciation expense. Depreciation expense was $237 thousand and $292 thousand for the years ended September 30, 2025 and 2024, respectively.

8.     Intangibles, net

As of September 30, 2025 and 2024, intangible assets are as follows:

	September 30, 2025				September 30, 2024
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Amortization		Accumulated		Amortization		Accumulated
	Period	Gross	Amortization	Net	Period	Gross	Amortization	Net

(Amounts in thousands)
Patent	7 years	$86	$(17)	$69	8 years	$60	$(10)	$50

Amortization expense on these intangible assets was $7 thousand and $6 thousand for the years ended September 30, 2025 and 2024, respectively. There were additions of $26 thousand and $10 thousand for the years ended September 30, 2025 and 2024, respectively. These additions were at our HPP segment related to our ARIA cybersecurity products.

Annual amortization expense related to intangible assets for each of the following five successive fiscal years is as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2026	9
2027	9
2028	9
2029	9
2030	9
Thereafter	24
Total	$69

9.     Accounts payable and accrued expenses, and Other noncurrent liabilities

Accounts payable and accrued expenses consist of the following:

	September 30,
	2025	2024

	(Amounts in thousands)
Accounts payable	$13,465	$6,953
Vendor financing agreements	3,160	2,309
Commissions	580	527
Compensation and fringe benefits	1,421	1,342
Professional fees	300	370
Taxes, other than income	198	170
Director fees	42	14
Operating lease liability	340	382
Employee retention tax credit payable	—	11
Product warranty	2	6
Total	$19,508	$12,084

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

There was not an interest rate stated explicitly in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average weighted imputed interest rate for the agreements was determined to be 9.2%. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements was $346 thousand and $219 thousand for the years ended September 30, 2025 and 2024, respectively.

The amounts owed for these agreements are within the Consolidated balance sheets in accounts payable and other noncurrent liabilities because they are owed to a vendor rather than banks or financial institutions for borrowings. See Note 12 Line of Credit for amounts due to banks and other financial institutions for borrowings.

Below are details of the aforementioned agreements with the vendors that contain imputed interest:

	September 30, 2025	September 30, 2024
	(Amounts in thousands)
Current	$3,475	$2,553
Less: discount	(315)	(244)
Accounts payable and accrued expenses	$3,160	$2,309

Noncurrent	$1,786	$1,677
Less: discount	(114)	(146)
Total within Other noncurrent liabilities	$1,672	$1,531

The TS US division has many vendors it transacts with and does not have any specific agreement with any vendor that it must purchase certain products. Management believes other suppliers could provide similar products with comparable terms.

10.     Leases

Information related to both lessee and lessor

The following table specifies where the right-of-use assets, lease liabilities, and investment in lease are within the Consolidated Balance Sheets as of September 30, 2025 and 2024:

	Consolidated Balance Sheets Location	September 30, 2025	September 30, 2024
		(Amounts in thousands)
Assets
Operating leases, net	Operating lease right-of-use assets, net	$1,647	$489

Lease receivable - current	Other current assets	$41	$14
Lease receivable - noncurrent	Other assets	45	11
Total lease receivable		$86	$25

Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$340	$382
Non-current operating lease liabilities	Operating lease liabilities - noncurrent portion	1,336	117
Total operating lease liabilities		$1,676	$499

The components of lease costs for the year ended September 30, 2025 and 2024 are as follows:

		Year ended
	Consolidated Statements of Operations Location	September 30, 2025	September 30, 2024
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$509	$531
Short-term lease cost	Selling, general, and administrative	73	34
Total lease costs		$582	$565
Less lessor interest income	Revenue	(9)	(3)
Total lease costs, net of lessor interest income		$573	$562

For the year ended September 30, 2025 an amount of $100 thousand was recognized in Sales: Product and $86 thousand in Cost of sales - Product for a sales-type lease. For the year ended September 30, 2024 an amount of $20 thousand was recognized in Sales: Product and $10 thousand in Cost of sales - Product related for a sales-type lease.

Future lease payments under our non-cancellable leases and payments to be received as a lessor as of September 30, 2025 are in the following table:

	Operating lease	Lessor
Fiscal year ending September 30:	costs	payments
	(Amounts in thousands)
2026	$440	$47
2027	346	41
2028	296	6
2029	261	—
2030	266	—
Thereafter	410	—
Total	$2,019	$94
Less imputed interest	(343)	(8)
Total	$1,676	$86

Supplemental cash flow information related to leases for the fiscal years ended September 30, 2025 and 2024 is below:

	Year ended
	September 30, 2025	September 30, 2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$488	$539
Operating cash flows paid for short-term leases	73	34
Operating cash flows paid for finance leases	—	1
Cash received from lessor agreements	(48)	(15)
Lease assets obtained in exchange for new lease liabilities
Operating leases	1,628	19

Information as a lessee related to weighted averages of lease term and discount rate as of September 30, 2025 is below:

Weighted-average remaining lease term (years)	September 30, 2025
Operating leases	5.6

Weighted-average discount rate	September 30, 2025
Operating leases	6.9%

11.     Product Warranties

Product warranty activity for the year ended September 30, 2025 and 2024 was as follows:

	2025	2024

	(Amounts in thousands)
Balance at the beginning of the year	$6	$22
Usage for warranties for products sold in the period	(1)	(16)
Fulfillment of warranty obligations	(3)	—
Balance at the end of the year	$2	$6

These amounts are within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

12.     Line of Credit

As of September 30, 2025 and September 30, 2024, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS or HPP segment in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 1% or 8.25% as of September 30, 2025. The line of credit automatically renews for one year periods unless terminated by the Company with at least 60 days’ notice or immediate termination by the lender. The collateral is a blanket UCC filing on Modcomp, Inc. and CSPi assets. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5.0:1. As of September 30, 2025 and September 30, 2024, Company borrowings, all from the TS segment, under the inventory line of credit were $0.9 million and $4.2 million, respectively, and the Company was in compliance with all covenants. There is no unused commitment fee. As of September 30, 2025 and September 30, 2024, this line of credit also included availability of a limited cash withdrawal option of up to $1.0 million. As of September 30, 2025 and 2024, there were no cash withdrawals outstanding.

13.     Pension and Retirement Plans

We have defined benefit and defined contribution plans in the U.K. and in the U.S. In the U.K., the Company provides defined benefit pension plans for certain employees and former employees and defined contribution plans for the majority of the employees. The defined benefit plan in the U.K. is frozen to newly hired employees and has been for the two years ended September 30, 2025. In the U.S., the Company provides defined contribution plans that cover most employees and supplementary retirement plans to certain employees and former employees who are now retired. These supplementary retirement plans are also closed to newly hired employees and have been for the two years ended September 30, 2025. These supplementary plans are funded through whole life insurance policies. The Company expects to recover all insurance premiums paid under these policies in the future, through the cash surrender value of the policies and any death benefits or portions thereof to be paid upon the death of the participant. These whole life insurance policies are carried on the balance sheet at their cash surrender values as they are owned by the Company and not assets of the defined benefit plans. In the U.S., the Company also provides for officer death benefits and post-retirement health insurance benefits through supplemental post-retirement plans to certain officers. The Company also funds these supplemental plans’ obligations through whole life insurance policies on the officers.

Defined Benefit Plans

The Company funds its pension plans in amounts sufficient to meet the requirements set forth in applicable employee benefits laws and local tax laws. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. If the liabilities are below funding levels an asset is recorded.

The domestic supplemental retirement plans have life insurance policies which are not considered plan assets but were purchased by the Company as a vehicle to fund the costs of the plan. These insurance policies are included in the balance sheet in the financial statement line item “Cash surrender value of life insurance” at their cash surrender value, net of policy loans aggregating $4.0 million and $3.8 million as of September 30, 2025 and 2024, respectively. The loans against the policies have been taken out by the Company to pay the premiums. The costs and benefit payments for these plans are paid through operating cash flows of the Company to the extent that they cannot be funded through the use of the cash values in the insurance policies. The Company expects that the recorded value of the insurance policies will be sufficient to fund all of the Company’s obligations under these plans.

Assumptions:

The following table provides the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	Domestic		International
	September 30,		September 30,
	2025	2024	2025	2024
Discount rate:	5.32%	4.86%	5.6%	5.0%
Expected return on plan assets:			5.6%	4.7%

The following table provides the weighted average actuarial assumptions used to determine net periodic benefit cost for years ended:

	Domestic		International
	September 30,		September 30,
	2025	2024	2025	2024
Discount rate:	4.86%	5.62%	5.6%	5.0%
Expected return on plan assets:			5.6%	4.7%

The periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The Company revises these assumptions based on an annual evaluation of long-term trends, as well as market conditions, which may have an impact on the cost of providing retirement benefits.

For domestic plans, in making the cost assessments, a discount rate of 5.32% was used to reflect prevailing interest rates. Medical benefits are assumed to be increasing based on the Long-Term Healthcare Cost Trends Getzen Model commencing with 8.0% per year with such increase decreasing by 0.5% per year over the next several years and decreasing in accordance with the model to 4.54% in 2090. For ages 65 and beyond, the increase is 5.00% for 2025, 4.75% for 2026 and 4.54% thereafter. Life expectancy for medical benefits is based on the PRI-2012 White Collar for Males and Females Pre and Post retirement, Adjusted to 2006 projected using scale MP-2021.

For the international plan, the discount rate based on a yield curve, constructed from the iBoxx Sterling AA Corporate Index as of September 30, 2025. An assumption of a rate of increase in the Retail Price Index (RPI) is derived from the difference in the yields on fixed and index-linked UK government bonds (gilts) at the effective date published by the Bank of England. Demographic assumptions are those agreed for the funding valuation as of January 1, 2022, but using more recent mortality projections (CMI2024). The plan’s main asset is now a buy-in contract. As the value of this contract is set equal to the value of the liabilities, the expected return on assets is set equal to the assumed discount rate.

The components of net periodic benefit costs related to the U.S. and international plans are as follows:

	Year ended September 30,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$431	$8	$439	$440	$11	$451
Expected return on plan assets	(519)	—	(519)	(515)	—	(515)
Amortization of past service costs	8	—	8	8	—	8
Amortization of net gain	—	(2)	(2)	—	(5)	(5)
Net periodic (benefit) cost	$(80)	$6	$(74)	$(67)	$6	$(61)

Post Retirement:
Service cost	$—	$26	$26	$—	$23	$23
Interest cost	—	58	58	—	64	64
Amortization of net gain	—	(119)	(119)	—	(172)	(172)
Net periodic benefit	$—	$(35)	$(35)	$—	$(85)	$(85)

Pension:
Increase (decrease) in minimum liability included in other comprehensive income	$2,736	—	$2,736	$(106)	$6	$(100)
Post Retirement:
(Decrease) increase in minimum liability included in other comprehensive income	—	(22)	(22)	—	160	160
Total:
Increase (decrease) increase in minimum liability included in other comprehensive income	$2,736	$(22)	$2,714	$(106)	$166	$60

The following table presents an analysis of the changes in 2025 and 2024 in the benefit obligation, the plan assets and the funded status of the plans:

	Years Ended September 30
	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Change in projected benefit obligation (“PBO”)
Balance beginning of year	$9,165	$160	$9,325	$8,076	$202	$8,278
Interest cost	431	8	439	440	11	451
Changes in actuarial assumptions	(518)	(3)	(521)	349	1	350
Foreign exchange impact	17	—	17	788	—	788
Benefits paid	(667)	(34)	(701)	(488)	(54)	(542)
Projected benefit obligation at end of year	$8,428	$131	$8,559	$9,165	$160	$9,325
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$11,366	$—	$11,366	$10,034	$—	$10,034
Actual (loss) gain on plan assets	(2,746)	—	(2,746)	985	—	985
Company contributions	720	34	754	—	54	54
Foreign exchange impact	(36)	—	(36)	978	—	978
Administrative expenses	(167)	—	(167)	(143)	—	(143)
Benefits paid	(667)	(34)	(701)	(488)	(54)	(542)
Fair value of plan assets at end of year	$8,470	$—	$8,470	$11,366	$—	$11,366
Funded status \ net amount recognized	$42	$(131)	$(89)	$2,201	$(160)	$2,041

Post Retirement:
Change in projected benefit obligation (“PBO”):
Balance beginning of year	$—	$1,222	$1,222	$—	$1,147	$1,147
Service cost	—	26	26	—	23	23
Interest cost	—	58	58	—	64	64
Changes in actuarial assumptions	—	(141)	(141)	—	(12)	(12)
Projected benefit obligation at end of year	$—	$1,165	$1,165	$—	$1,222	$1,222
Funded status \ net amount recognized	$—	$(1,165)	$(1,165)	$—	$(1,222)	$(1,222)

The amounts recognized in the consolidated balance sheet consist of:

	Years Ended September 30
	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total

	(Amounts in thousands)
Pension:
Accrued benefit asset (liability)	$42	$(131)	$(89)	$2,201	$(160)	$2,041
Deferred tax	—	23	23	—	23	23
Accumulated other comprehensive income	3,031	12	3,043	212	12	224
Net amount recognized	$3,073	$(96)	$2,977	$2,413	$(125)	$2,288
Post Retirement:
Accrued benefit liability	$—	$(1,165)	$(1,165)	$—	$(1,222)	$(1,222)
Deferred tax	—	221	221	—	212	212
Accumulated other comprehensive loss	—	(158)	(158)	—	(144)	(144)
Net amount recognized	$—	$(1,102)	$(1,102)	$—	$(1,154)	$(1,154)
Total pension and post retirement:
Accrued benefit asset (liability)	$42	$(1,296)	$(1,254)	$2,201	$(1,382)	$819
Deferred tax	—	244	244	—	235	235
Accumulated other comprehensive income (loss)	3,031	(146)	2,885	212	(132)	80
Net amount recognized	$3,073	$(1,198)	$1,875	$2,413	$(1,279)	$1,134
Accumulated Benefit Obligation:
Pension	$(8,428)	$(131)	$(8,559)	$(9,165)	$(160)	$(9,325)
Post Retirement	—	(1,165)	(1,165)	—	(1,222)	(1,222)
Total accumulated benefit obligation	$(8,428)	$(1,296)	$(9,724)	$(9,165)	$(1,382)	$(10,547)

Plans with projected benefit obligations in excess of plan assets are attributable to unfunded domestic supplemental retirement plans.

Accrued benefit assets and liabilities reported as:

	September 30,
	2025	2024

	(Amounts in thousands)
Pension benefits assets	$42	$2,201

Current accrued benefit liability	$77	$76
Non-current accrued benefit liability	1,219	1,306
Total accrued benefit liability	$1,296	$1,382

As of September 30, 2025 and 2024, the amounts included in accumulated other comprehensive income, consisted of deferred net losses totaling approximately $2.9 million and $0.1 million, respectively.

The amount of net deferred loss expected to be recognized as a component of net periodic benefit cost for the year ending September 30, 2026, is approximately $129 thousand.

Contributions

The Company does not expect to contribute any money to its pension plans in fiscal 2026.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (amounts in thousands):

Fiscal year ending September 30:	(Amounts in thousands)
2026	$639
2027	$675
2028	$716
2029	$716
2030	$729
Thereafter	$1,273

Plan Assets

The Company’s pension plan in the U.K. is the only pension plan with plan assets. In October 2024 the company contributed approximately 0.6 million Great British Pounds to the U.K. pension plan and all of the plan assets were converted to cash. Also in October 2024, in connection with the planned termination of our defined benefit pension plan in the U.K., we paid 8.5 million Great British Pounds to enter into a buy-in contract. This payment is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in contract, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments. In accordance with US GAAP, specifically ASC 715-30 Defined Benefit Plans – Pension, the buy-in contract does not qualify as a significant event and therefore remeasurement was not required. The buy-in contract is treated as a plan asset. When the buy-in contract transitions to a buy-out contract the Company will no longer have legal responsibility to pay the benefits to the members. This transition is a significant event and the pension assets and liabilities will be remeasured at this time. The company’s remeasurement date is September 30, 2025 and the pension assets and liabilities were remeasured as of this date in accordance with our Pension and Retirement Plans accounting policy.

Pension plan assets are managed by a fiduciary committee. Prior to the conversion of the plan assets to cash the Company’s investment strategy for pension plan assets was to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. Local regulations, local funding rules, and local financial and tax considerations were part of the funding and investment process.  In deciding on the investments to be held, the trustees take into account the risk of possible fluctuations in income from, and market values of, the assets as well as the risk of departing from an asset profile which broadly matches the liability profile. The committee invested the plan assets in a single pooled fund with an authorized investment company (the “Fund”). The Fund selected by the trustees was consistent with the plan’s overall investment principles and strategy described herein. There are no specific targets as to asset allocation other than those contained within the Fund that is managed by the authorized investment company.

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	September 30, 2025				September 30, 2024
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$42	$42	$—	$—	$65	$65	$—	$—
Fixed income	—	—	—	—	10,388	8,714	1,674	—
Buy-in contract	8,428	—	—	8,428	—	—	—	—
Equity	—	—	—	—	913	263	650	—
Total plan assets	$8,470	$42	$—	$8,428	$11,366	$9,042	$2,324	$—

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

Level 3 represents the buy-in contract. While the purchase of the buy-in contract does not result in an actual settlement, it can be viewed as financially equivalent to an effective settlement since the majority of the risks and rewards associated with the benefit obligation and related assets have been eliminated (especially if there has been no downgrade in the ratings of the insurance company that wrote the contract). As a result, the discount rate used in pricing the buy-in contract also represents the rate at which the obligation can be effectively settled (ASC 715-30-35-43). The fair value of the buy-in contract is equivalent to the total accumulated benefit obligation.

Defined Contribution Plans

The Company has defined contribution plans in domestic and international locations under which the Company matches a portion of the employees’ contributions and may make discretionary contributions to the plans. The Company’s contributions were $226 thousand and $212 thousand for the years ended September 30, 2025 and 2024, respectively.

14.     Stock Based Incentive Compensation

In 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") and authorized 600,000 shares of common stock to be reserved for issuance pursuant to the 2015 Plan. This plan expired on November 18, 2024. Awards issued under the 2015 Plan are not affected by expiration of the plan, but no further awards will be issued under this plan. In fiscal year 2025, the Company adopted the 2025 Stock Incentive Plan (the "2025 Plan") and authorized 600,000 shares of common stock to be reserved for issuance pursuant to the 2025 Plan. As of September 30, 2025, there were 535,595 shares available to be granted under the 2025 Plan. Under the 2025 Plan, incentive and non-qualified stock options and restricted stock awards may be granted to officers, key employees and other people providing services to the Company. The 2025 Plan has a ten-year life and is the only effective plan as of September 30, 2025.

The Company had no awarded stock options outstanding as of September 30, 2025 or 2024. The Company issues restricted stock awards at their fair value on the date of grant. Vesting of restricted stock awards granted pursuant to the 2025 Plan is determined by the Company’s compensation committee. In fiscal year 2025 and 2024, the Company granted non-employee directors, officers, and key employees shares of nonvested common stock. The vesting period for officers’ and key employees’ restricted stock awards is four years. The vesting for non-employee directors’ restricted stock awards is one year.

We measure and recognize compensation expense for nonvested stock-based payment awards made to employees and directors based on the closing market price of our common stock as quoted on the Nasdaq Global Market on the date of grant over the requisite service period. The Company recognizes stock compensation expense, net of actual forfeitures. Stock-based compensation expense incurred and recognized for the years ended September 30, 2025 and 2024 related to nonvested stock granted to employees and non-employee directors under the Company’s stock incentive and employee stock purchase plans totaled approximately $1.8 million and $1.6 million, respectively. The classification of the cost of stock-based compensation, in the consolidated statements of operations, is consistent with the nature of the services being rendered in exchange for the share-based payment.

The following table summarizes stock-based compensation expense in the Company’s consolidated statements of operations:

	Years Ended
	September 30,	September 30,
	2025	2024

	(Amounts in thousands)
Cost of sales	$2	$5
Research and development	310	190
Selling, general and administrative	1,457	1,384
Total	$1,769	$1,579

For the year ended September 30, 2025, the Company granted a total of 169,205 nonvested shares including 97,705 to key employees, 54,000 to officers including 35,000 to the Chief Executive Officer, and 17,500 to non-employee directors. For the year ended September 30, 2024, the Company granted a total of 305,000 nonvested shares including 161,000 nonvested shares to certain key employees, 104,000 nonvested shares to certain officers including 70,000 shares granted to the Chief Executive Officer, and 40,000 nonvested shares to its non-employee directors. No cash was used to settle equity instruments granted under share-base payment arrangements in any of the years in the two-year period ended September 30, 2025.

The following table provides summary data of nonvested stock award activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
		Fair	Contractual	Value
	Shares	Value	Term	(in thousands)

Nonvested shares outstanding as of September 30, 2023	590,150	$4.77	2.33 Years	$5,164
Activity in fiscal year 2024:
Granted	305,000	$9.75	—	—
Vested	(237,175)	$4.95	—	—
Forfeited	(6,625)	$6.58	—	—
Nonvested shares outstanding as of September 30, 2024	651,350	$7.01	2.27 Years	$8,461
Activity in fiscal year 2025:
Granted	169,205	$12.69	—	—
Vested	(268,300)	$6.83	—	—
Forfeited	(2,400)	$8.86	—	—
Nonvested shares outstanding as of September 30, 2025	549,855	$8.89	2.20 Years	$6,351

As of September 30, 2025, there was $3.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (nonvested stock awards) granted under the Company’s stock incentive plans. This cost is expected to be expensed over a weighted average period of approximately 2.6 years. The total fair value of shares vested during the years ended September 30, 2025 and 2024 was $1.8 million and $1.2 million, respectively.

15.     Employee Stock Purchase Plan

In December 2013, the Board of Directors of the Company adopted the 2014 Employee Stock Purchase Plan  (the "ESPP") covering up to 500,000 shares of Common Stock, which was ratified by a vote of the Company’s shareholders in February 2014. An additional 600,000 shares of common stock were approved by stockholders in fiscal year 2024. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is currently 95% of the lesser of the fair value as of the beginning or end of semi-annual option periods. Pursuant to the ESPP, the Company issued 26,115 and 29,693 shares for the years ended September 30, 2025 and September 30, 2024, respectively. The weighted average purchase price was $10.96 and $9.28 per share for the years ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, 483,262 shares remain authorized to be issued under the Employee Stock Purchase Plan.

16.     Repurchase of Common Stock

On February 8, 2011, the Board of Directors authorized the Company to purchase up to 500 thousand additional shares of the Company's outstanding common stock at market price. The plan does not expire. The Company repurchased 62,300 shares of its outstanding common stock on the open market during fiscal year 2025. There were 69,900 total shares of treasury stock with a cost basis of $972 thousand as of September 30, 2025. As of September 30, 2025, 272,354 shares remain authorized to repurchase under the stock repurchase program.

17.     Segment Information

We have two reporting segments, High Performance Products and Technology Solutions, discussed below. The Company’s country of domicile is the United States.

High Performance Products (HPP) – The HPP segment consists of primarily of the following product lines: ARIA, Multicomputer, and Myricom. Most of the revenue is from US customers for all product lines, but the segment has expanded into APAC and Africa regions with its ARIA product line. The segment’s operations are based in Lowell, Massachusetts.

Technology Solutions (TS) – The TS segment generates revenue by reselling third-party computer hardware, software, and related support/maintenance/warranty as a value-added reseller (“VAR”). The TS segment generates service revenues by the delivery of professional services for complex IT solutions, including advanced security; unified communications and collaboration; wireless and mobility; data center solutions; and network solutions as well as managed IT services that primarily serve the small and mid-sized business market. TS has two divisions – United Kingdom and U.S. which are displayed separately and in total below. The U.S. division, located in Boca Raton, Florida, primarily has U.S. customers and the United Kingdom division, located in Wokingham, Berkshire, primarily has U.K. customers as well as other European countries.

The factors used in identifying the Company’s reportable segments include geographical location of operations and the types of products and services. The accounting policies of the Company's segments are consistent with those described in Note 1 Basis of presentation and Summary of Significant Accounting Policies. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company's Chief Operating Decision Maker (“CODM”) Victor Dellovo, Chief Executive Officer, assesses segment performance and allocates resources based upon revenues and operating income before certain other nonroutine items, if any. Asset information utilized by the CODM for purposes of assessing performance and allocating resources includes Cash and cash equivalents, Accounts receivable, and Financing receivables. Cash and cash equivalents are utilized due to the HPP segment incurring losses and receiving cash from the TS-US division. Accounts and Financing receivables are regularly provided to the CODM to assess customer trends, credit policies, and operational efficiency.

The following table presents certain operating segment information. We have recast certain prior period amounts to conform to the way we internally manage and monitor our business, for details see Note 1 Basis of presentation and Summary of Significant Accounting Policies.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$487	$822	$36,440	$37,262	$37,749
Service	1,435	276	19,270	19,546	20,981
Total sales	1,922	1,098	55,710	56,808	58,730
Cost of sales:
Product	264	750	30,449	31,199	31,463
Services	782	88	7,886	7,974	8,756
Total cost of sales	1,046	838	38,335	39,173	40,219
Gross profit	876	260	17,375	17,635	18,511
Research and development	3,250	—	—	—	3,250
Selling, general and administrative	4,584	423	13,363	13,786	18,370
Total operating expenses	7,834	423	13,363	13,786	21,620
Operating (loss) income	$(6,958)	$(163)	$4,012	$3,849	$(3,109)

Interest expense	$(12)	$—	$(345)	$(345)	$(357)
Interest income	$12	$173	$1,669	$1,842	$1,854
Depreciation and amortization	$(75)	$—	$(169)	$(169)	$(244)
Cash and cash equivalents	$200	$4,872	$22,346	$27,218	$27,418
Accounts receivable, net of allowance	$215	$356	$11,429	$11,785	$12,000
Financing receivables, net of allowance	$—	$—	$14,904	$14,904	$14,904
Total assets	$11,664	$5,446	$54,053	$59,499	$71,163
Capital expenditures	$(47)	$—	$(301)	$(301)	$(348)

2024
Sales:
Product	$2,599	$594	$33,600	$34,194	$36,793
Service	1,555	260	16,611	16,871	18,426
Total sales	4,154	854	50,211	51,065	55,219
Cost of sales:
Product	736	507	27,557	28,064	28,800
Services	716	104	6,744	6,848	7,564
Total cost of sales	1,452	611	34,301	34,912	36,364
Gross profit	2,702	243	15,910	16,153	18,855
Research and development	2,956	—	—	—	2,956
Selling, general and administrative	4,591	517	12,663	13,180	17,771
Total operating expenses	7,547	517	12,663	13,180	20,727
Operating (loss) income	$(4,845)	$(274)	$3,247	$2,973	$(1,872)

Interest expense	$(16)	$—	$(219)	$(219)	$(235)
Interest income	$38	$218	$1,791	$2,009	$2,047
Depreciation and amortization	$(99)	$—	$(199)	$(199)	$(298)
Cash and cash equivalents	$65	$5,442	$25,078	$30,520	$30,585
Accounts receivable, net of allowance	$260	$158	$14,076	$14,234	$14,494
Financing receivables, net of allowance	$—	$—	$7,306	$7,306	$7,306
Total assets	$9,554	$7,880	$52,002	$59,882	$69,436
Capital expenditures	$(137)	$—	$(59)	$(59)	$(196)

Depreciation and amortization are included in Selling, general, and administrative expenses. Operating (loss) income is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of foreign exchange gain (loss), interest income, and interest expense. Our long-lived assets are located in the United States.

See details of timing of revenue recognition and whether CSPi acted as the principal or agent below. Also see geographic areas based on where the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Year ended September 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$487	$831	$37,220	$38,051	$38,538
Transferred at a point in time where CSPi is agent	—	79	8,057	8,136	8,136
Transferred over time where CSPi is principal	1,435	188	10,433	10,621	12,056
Total Revenue	$1,922	$1,098	$55,710	$56,808	$58,730

Geography
United States	$1,673	$218	$50,692	$50,910	$52,583
Americas (excluding United States)	3	—	4,525	4,525	4,528
Europe	1	875	486	1,361	1,362
APAC and Africa	245	5	7	12	257
Total Revenue	$1,922	$1,098	$55,710	$56,808	$58,730

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$3,098	$603	$33,921	$34,524	$37,622
Transferred at a point in time where CSPi is agent	—	37	7,070	7,107	7,107
Transferred over time where CSPi is principal	1,056	214	9,220	9,434	10,490
Total Revenue	$4,154	$854	$50,211	$51,065	$55,219

Geography
United States	$3,098	$75	$45,611	$45,686	$48,784
Americas (excluding United States)	714	—	3,810	3,810	4,524
Europe	6	775	344	1,119	1,125
APAC and Africa	336	4	446	450	786
Total Revenue	$4,154	$854	$50,211	$51,065	$55,219

In the TS-US division financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. Revenue from these agreements in fiscal year 2025 was $2.5 million, which consisted of $0.8 million with CSPi acting as the principal and $1.7 million with CSPi acting as the agent. Revenue from these agreements in fiscal year 2024 was $2.0 million, which consisted of $1.5 million with CSPi acting as the principal and $0.5 million with CSPi acting as the agent.

Concentrations of Credit Risk

There were no customers with 10% or more of accounts receivable as of September 30, 2025 or 2024.

Below are customers with 10% or more of financing receivables as of September 30, 2025 or 2024. All financing receivables are in the TS-US division.

	As of September 30, 2025		As of September 30, 2024

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer A	$0.7	5%	$3.0	41%
Customer B	$1.6	11%	$1.9	25%
Customer C	$2.8	19%	$—	-%
Customer E	$5.9	40%	$1.3	18%

The were no customers from which the Company derived revenues of 10% or more of total revenues year ended September 30, 2025 or 2024.

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets, see Note 13 Pension and Retirement Plan) or non-recurring basis as of September 30, 2025 or September 30, 2024.

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

	As of September 30, 2025		As of September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$27,418	$27,418	$30,585	$30,585	1	Consolidated Balance Sheets
Accounts receivable, net	12,000	12,000	14,494	14,494	1	Note 2
Financing receivables, net*	14,904	14,904	7,306	7,306	3	Note 3
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities*	4,832	4,832	3,840	3,840	3	Note 9
Line of Credit	903	903	4,169	4,169	2	Note 12

*Original maturity over one year

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and accounts payable with original maturity of less than one year

Fair value was not materially different from their carrying values as of September 30, 2025, and 2024

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

19.     Dividend

Holders of outstanding shares of common stock are entitled to receive ratably any dividends declared by our Board of Directors, in its discretion, out of assets legally available, subject to any preferences that may be applicable to any preferred stock outstanding at the time. There was no outstanding preferred stock as of September 30, 2025 and or 2024. Payment of dividends on the common stock may be restricted by loan agreements, indentures and other transactions entered into by us from time to time. There were no restrictions during the year ended September 30, 2025 and 2024.

For the fiscal year ended September 30, 2025 the Company paid cash dividends on common stock below.

				Amount Paid
Fiscal Year	Date Declared	Record Date	Date Paid	Per Share
2024	12/12/2023	12/22/2023	1/9/2024	$0.020
2024	2/14/2024	2/26/2024	3/8/2024	$0.025
2024	5/8/2024	5/24/2024	6/12/2024	$0.030
2024	8/13/2024	8/23/2024	9/10/2024	$0.030
2025	12/20/2024	12/27/2024	1/15/2025	$0.030
2025	2/10/2025	2/24/2025	3/10/2025	$0.030
2025	5/14/2025	5/28/2025	6/11/2025	$0.030
2025	8/14/2025	8/29/2025	9/15/2025	$0.030

20.     Related Party Transactions

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel or affiliate. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company, in accordance with ASC 850 presents disclosures about related party transactions and outstanding balances with related parties.

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

Gary Southwell, Vice President and General Manager of High Performance Products segment, is a minority shareholder in one of our vendors. He has no operational responsibilities. There were $267 thousand and $324 thousand of purchases from this vendor for the fiscal year ended September 30, 2025 and 2024, respectively. An amount of $69 thousand was due to this vendor as of September 30, 2025. There was no balance due as of September 30, 2024.