Form 10-Q
period 2025-12-31
CSP INC /MA/
filed 2026-02-12
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           December 31, 2025

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

As of February 9, 2026, the registrant had 9,913,027 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,	September 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,928	$27,418
Accounts receivable, net of allowances of $95 and $122	11,786	12,000
Financing receivables, net of allowances of $39 and $34	7,714	8,939
Inventories	2,366	1,442
Other current assets	2,362	2,521
Total current assets	49,156	52,320

Property, equipment and improvements, net	584	539
Operating lease right-of-use assets, net	1,544	1,647
Intangibles, net	67	69
Financing receivables due after one year, net of allowances of $82 and $66	7,424	5,965
Deferred income taxes, net	4,309	4,559
Cash surrender value of life insurance	5,877	5,845
Pension benefits assets	—	42
Other assets	193	177
Total assets	$69,154	$71,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,610	$19,508
Line of credit	1,437	903
Deferred revenue and contract liabilities	1,631	1,503
Pension and retirement plans	85	77
Income taxes payable	93	192
Total current liabilities	17,856	22,183
Pension and retirement plans	1,202	1,219
Operating lease liabilities - noncurrent portion	1,272	1,336
Income taxes payable	140	165
Other noncurrent liabilities	3,874	1,709
Total liabilities	24,344	26,612

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 9,905 and 9,906 shares, respectively	99	99
Additional paid-in capital	25,207	24,744
Retained earnings	27,492	27,700
Accumulated other comprehensive loss	(7,988)	(7,992)
Total shareholders’ equity	44,810	44,551
Total liabilities and shareholders’ equity	$69,154	$71,163

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2025	2024
Sales:
Product	$6,701	$11,015
Services	5,335	4,655
Total sales	12,036	15,670

Cost of sales:
Product	5,282	9,119
Services	2,019	1,987
Total cost of sales	7,301	11,106

Gross profit	4,735	4,564

Operating expenses:
Research and development	858	786
Selling, general and administrative	3,989	4,132
Total operating expenses	4,847	4,918

Operating loss	(112)	(354)

Other income (expense):
Foreign exchange (loss) gain	(7)	295
Interest expense	(128)	(77)
Interest income	601	489
Other income, net	17	4
Total other income, net	483	711
Income before income taxes	371	357
Income tax expense (benefit)	280	(115)
Net income	$91	$472
Net income attributable to common shareholders	$86	$438

Net income per common share - basic	$0.01	$0.05
Weighted average common shares outstanding - basic	9,442	9,124

Net income per common share - diluted	$0.01	$0.05
Weighted average common shares outstanding - diluted	9,683	9,619

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2025	2024
Net income	$91	$472
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments, net of tax effect	4	(496)
Other comprehensive income (loss)	4	(496)
Total comprehensive income (loss)	$95	$(24)

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2025 and 2024:

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2025	9,906	$99	$24,744	$27,700	$(7,992)	$44,551
Net income	—	—	—	91	—	91
Other comprehensive income	—	—	—	—	4	4
Stock-based compensation	—	—	463	—	—	463
Restricted stock cancellation	(1)	—	—	—	—	—
Cash dividends declared on common stock ($0.03 per share)	—	—	—	(299)	—	(299)
Balance as of December 31, 2025	9,905	$99	$25,207	$27,492	$(7,988)	$44,810

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended December 31, 2024:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	472	—	472
Other comprehensive loss	—	—	—	—	(496)	(496)
Stock-based compensation	—	—	507	—	—	507
Restricted stock issuance	104	—	—	—	—	—
Cash dividends declared on common stock ($0.03 per share)	—	—	—	(297)	—	(297)
Balance as of December 31, 2024	9,880	$98	$23,196	$30,023	$(5,861)	$47,456

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2025	2024
Operating activities
Net income	$91	$472

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	60	61
Amortization of intangibles	2	2
Loss on disposal of fixed assets, net	1	1
Foreign exchange loss (gain)	7	(295)
Provision (benefit) for credit losses - financing receivables	21	(2)
(Benefit) provision for credit losses - accounts receivable	(27)	6
Amortization of lease right-of-use assets	103	134
Stock-based compensation expense on restricted stock awards	463	507
Deferred income taxes	250	(589)
Increase in cash surrender value of life insurance	(32)	(34)

Changes in operating assets and liabilities:
Accounts receivable	243	(439)
Financing receivables	(254)	2,190
Inventories	(924)	334
Refundable income taxes	—	(11)
Other assets	145	869
Accounts payable and accrued expenses	(5,193)	(1,616)
Operating lease liabilities	(73)	(130)
Deferred revenue and contract liabilities	128	446
Pension and retirement plans	31	(720)
Income taxes payable	(124)	485
Other noncurrent liabilities	2,166	70
Net cash (used in) provided by operating activities	(2,916)	1,741

Investing activities
Purchases of property, equipment and improvements	(105)	(47)
Net cash used in investing activities	(105)	(47)

Financing activities
Net borrowing (repayment) under line-of-credit agreement	533	(1,587)
Net cash provided by (used in) financing activities	533	(1,587)
Effects of exchange rate on cash, net	(2)	(38)
Net (decrease) increase in Cash and cash equivalents	(2,490)	69
Cash and cash equivalents beginning of period	27,418	30,585
Cash and cash equivalents end of period	$24,928	$30,654

See accompanying notes to unaudited condensed consolidated financial statements.

Supplementary cash flow information:
Cash paid for income taxes	$154	$—
Cash paid for interest	$53	$22

Supplementary non-cash financing activities:
Dividend declared during period	$299	$297
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$4,870	$123
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$4,215	$111

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited condensed consolidated financial statements should be read in conjunction with the notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in the September 30, 2025 Consolidated Financial Statements.

Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Accounting Pronouncement Not Yet Adopted as of December 31, 2025

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40), which requires expanded disclosures in the notes to the financial statements about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

2.            Revenue, Deferred revenue and contract liabilities, and Contract balances

Revenue

See details of timing of revenue recognition, whether CSPi acted as the principal or agent, and geography below. Geographic areas are based on which the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$545	$23	$6,455	$6,478	$7,023
Transferred at a point in time where CSPi is agent	—	10	2,135	2,145	2,145
Transferred over time where CSPi is principal	308	—	2,560	2,560	2,868
Total Revenue	$853	$33	$11,150	$11,183	$12,036

Geography
United States	$413	$10	$10,603	$10,613	$11,026
Americas (excluding United States)	—	—	492	492	492
Europe	—	18	52	70	70
APAC and Africa	440	5	3	8	448
Total Revenue	$853	$33	$11,150	$11,183	$12,036

2024
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$82	$133	$10,915	$11,048	$11,130
Transferred at a point in time where CSPi is agent	—	—	1,804	1,804	1,804
Transferred over time where CSPi is principal	348	47	2,341	2,388	2,736
Total Revenue	$430	$180	$15,060	$15,240	$15,670

Geography
United States	$422	$72	$14,743	$14,815	$15,237
Americas (excluding United States)	3	—	244	244	247
Europe	—	108	73	181	181
APAC and Africa	5	—	—	—	5
Total Revenue	$430	$180	$15,060	$15,240	$15,670

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended December 31, 2025 was $655 thousand and CSPi acted as the agent. Revenue from these agreements in the three months ended December 31, 2024 was $23 thousand and CSPi acted as the agent.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.5 million and $0.8 million as of December 31, 2025 and September 30, 2025, respectively. Current contract assets were $1.7 million as of September 30, 2024. The current portion is recorded in Other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of December 31, 2025 and September 30, 2025. There were no noncurrent contract assets as of September 30, 2024. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.6 million and $1.5 million as of December 31, 2025 and September 30, 2025, respectively. Current contract liabilities were $2.2 million as of September 30, 2024. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the condensed consolidated balance sheets. There were $50 thousand and $33 thousand of long-term contract liabilities as of December 31, 2025 and September 30, 2025, respectively. There were no long-term contract liabilities as of September 30, 2024. Long-term contract liabilities are in Other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the three months ended December 31, 2025 that was included in contract liabilities as of September 30, 2025 was $0.6 million. Revenue recognized for the three months ended December 31, 2024 that was included in contract liabilities as of September 30, 2024 was $0.7 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally one to three years. Incremental costs in fiscal year 2026 are related to commissions in the HPP segment and in fiscal year 2025 incremental costs were related to commissions in both segments. In fiscal year 2026 the TS segment paid commissions on a monthly basis for contracts over one year. Current capitalized contract costs are within Other current assets on the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025. The portion of current capitalized costs was $31 thousand and $33 thousand as of December 31, 2025 and September 30, 2025, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended December 31, 2025 and 2024 were $10 thousand and $104 thousand, respectively. This is recorded in Selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the three months ended December 31, 2025 and 2024.

Other

Projects are typically billed upon completion or at certain milestones. Product and services are typically billed when shipped or as services are being performed. Payment terms are typically 30 days to pay in full except in Europe where it could be up to 90 days. Most of our contracts’ term are for less than one year. There are certain contracts that contain a financing component. See Note 5 Financing receivables to the condensed consolidated financial statements for additional information. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that have an original expected contract term duration of one year or less. This is due to a low number of performance obligations, which are less than one year from being unsatisfied at each period end. Most of these contracts are related to product sales.

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2026 (remaining 9 months)	$864
2027	982
2028	899
2029	222
$2,967

3.            Earnings Per Share of Common Stock

We are required to present earnings per share ("EPS") utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the dilutive effect of restricted stock awards (RSA’s), if any, calculated using the treasury stock method. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the unamortized compensation expense of restricted stock awards are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSA’s with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

Basic and diluted earnings per share computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three Months Ended
	December 31,	December 31,
	2025	2024

Net income	$91	$472
Less: net income attributable to nonvested common stock	(5)	(34)
Net income attributable to common shareholders	$86	$438

Weighted average total shares outstanding - basic	9,975	9,828
Less: weighted average non–vested shares outstanding	(533)	(704)
Weighted average number of common shares outstanding - basic	9,442	9,124
Add: potential common shares from non-vested restricted stock awards	241	495
Weighted average common shares outstanding - diluted	9,683	9,619

Net income per common share - basic	$0.01	$0.05
Net income per common share - diluted	$0.01	$0.05

All anti-dilutive securities (RSA’s) are excluded from the diluted net income per share computation. Non-vested restricted stock awards of 87 thousand were excluded from net income per share for the three months ended December 31, 2025 because their inclusion would have been anti-dilutive.

4.            Accounts receivable, net

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, management’s assessment of current conditions and reasonable and supportable expectation of future conditions as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible including reviewing the current receivables aging. This results in a general reserve and a specific reserve. The Company assesses collectability by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s accounts receivable for the periods indicated.

	Three months ended
	December 31, 2025	December 31, 2024

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$122	$147
(Benefit) provision for credit losses	(27)	6
Balances at end of the period	$95	$153

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

Financing receivables, net carry an average weighted interest rate of 8.6%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended December 31, 2025 and 2024 was $342 thousand and $141 thousand, respectively. Interest income from these agreements is recorded in Interest income on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of December 31, 2025				As of September 30, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$13,972	$1,924	$891	$16,787	$13,651	$1,751	$891	$16,293
Unearned interest income	(1,286)	(166)	(76)	(1,528)	(1,038)	(156)	(95)	(1,289)
Allowance for credit losses	(47)	(42)	(32)	(121)	(50)	(18)	(32)	(100)
Financing receivables, net	$12,639	$1,716	$783	$15,138	$12,563	$1,577	$764	$14,904
Short-term	$6,418	$917	$379	$7,714	$7,778	$791	$370	$8,939
Long-term	$6,221	$799	$404	$7,424	$4,785	$786	$394	$5,965

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	December 31, 2025				December 31, 2024
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$50	$18	$32	$100	$27	$10	$-	$37
Provision (benefit) charged to Consolidated Statements of Operations	(3)	24	-	21	(6)	(2)	6	(2)
Balances at end of the period	$47	$42	$32	$121	$21	$8	$6	$35

The Company recognizes an allowance for credit losses for financing receivables in an amount equal to the probable losses net of recoveries. A probability method for calculating credit losses is used based on historical data of defaults of Fitch ratings and length of time. Various factors are also assessed in the allowance for credit losses including internal historical data as well as macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios. Macroeconomic conditions include the level of gross domestic product (“GDP”) growth and unemployment rates, which directly correlate with our historical credit losses. The expense associated with the allowance for expected credit losses is recognized in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of December 31, 2025 or September 30, 2025.

The following table presents Financing receivables, gross, including accrued interest, by credit quality indicator segregated by risk rating and year of origination as of December 31, 2025:

	December 31, 2025
	Fiscal year of origination
Risk Rating	2026	2025	2024	2023	Total

High	$—	$891	$—	$—	$891
Moderate	383	1,268	273	—	1,924
Low	4,766	6,739	1,211	1,256	13,972
Total	$5,149	$8,898	$1,484	$1,256	$16,787

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2026 (remaining 9 months)	$6,313
2027	6,574
2028	3,150
2029	750
Total payments	$16,787
Less: unearned interest income	(1,528)
Less: allowance for credit losses	(121)
Total, net of unearned interest income and allowance for credit losses	$15,138

6.            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2025	2025

	(Amounts in thousands)
Work-in-process	$98	$94
Finished goods	2,268	1,348
Total	$2,366	$1,442

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended December 31, 2025 and 2024 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	December 31, 2025	December 31, 2024
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$130	$139
Short-term lease cost	Selling, general, and administrative	8	9
Total lease costs		$138	$148
Less lessor interest income	Revenue	(2)	(1)
Total lease costs, net of lessor interest income		$136	$147

Supplemental cash flow information related to leases for three months ended December 31, 2025 and 2024 is below:

	Three months ended
	December 31, 2025	December 31, 2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$100	$142
Operating cash flows paid for short-term leases	8	9
Cash received from lessor agreements	(12)	(4)

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was not an interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 8.6% as of December 31, 2025. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended December 31, 2025 and 2024 was $125 thousand and $75 thousand, respectively.

The amounts owed for these agreements are in Accounts payable and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	December 31, 2025	September 30, 2025
	(Amounts in thousands)
Current	$4,686	$3,475
Less: discount	(510)	(315)
Total within Accounts payable and accrued expenses	$4,176	$3,160

Noncurrent	$4,025	$1,786
Less: discount	(201)	(114)
Total within Other noncurrent liabilities	$3,824	$1,672

The TS segment has many vendors it transacts with and does not have any specific agreement with these vendors that it must purchase certain products. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of December 31, 2025 and September 30, 2025, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 1%, which was 7.75% as of December 31, 2025. The line of credit automatically renews for one year periods unless terminated by the Company with at least 60 days’ notice or immediate termination by the lender. The collateral is a blanket UCC filing on Modcomp, Inc., a wholly-ownwed subsidiary, and CSPi assets. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5:1. As of December 31, 2025 and September 30, 2025, Company borrowings, all from the TS segment, under the inventory line of credit were $1.4 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of December 31, 2025 and September 30, 2025, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million. As of December 31, 2025 and September 30, 2025 there were no cash withdrawals outstanding.

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

The Company’s pension plan in the U.K. is the only pension plan with plan assets. In fiscal year 2024 the company paid 8.5 million Great British Pounds to enter into a buy-in contract. This payment is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in contract, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments.

The buy-in contract is treated as a plan asset. When the buy-in contract transitions to a buy-out contract the Company will no longer have legal responsibility to pay the benefits to the members. This transition is a significant event and the pension assets and liabilities will be remeasured at this time.

The components of net periodic benefit costs related to the U.S. and U.K. plans are as follows:

	Three Months Ended December 31,
	2025			2024
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$113	$2	$115	$105	$2	$107
Expected return on plan assets	(113)	—	(113)	(122)	—	(122)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(1)	(1)	—	(2)	(2)
Net periodic cost (benefit)	$2	$1	$3	$(15)	$—	$(15)

Post Retirement:
Service cost	$—	$6	$6	$—	$7	$7
Interest cost	—	16	16	—	15	15
Amortization of net gain	—	(32)	(32)	—	(30)	(30)
Net periodic benefit	$—	$(10)	$(10)	$—	$(8)	$(8)

The fair value of the assets held by the U.K. pension plan by asset category are as follows:

	Fair Values as of
	December 31, 2025				September 30, 2025
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$12	$12	$—	$—	$42	$42	$—	$—
Buy-in contract*	8,431	—	—	8,431	8,428	—	—	8,428
Total plan assets	$8,443	$12	$—	$8,431	$8,470	$42	$—	$8,428

*This fair value as of December 31, 2025 is based on the latest information available, which is as of September 30, 2025. The slight difference from September 30, 2025 is due to the Great British Pounds being converted into U.S. dollars at a different exchange rate.

11.            Income Taxes

Income tax expense of $280 thousand was recorded for the three months ended December 31, 2025 compared to an income tax benefit of $115 thousand in the same period of 2024. For the three months ended December 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and non-deductible executive compensation. For the three months ended December 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes and the change in valuation allowance maintained against certain state tax credits.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through

2027. We have evaluated the impact of the OBBBA and determined that it did not have a material effect on the Company’s financial statements for the three months ended December 31, 2025. We will continue to assess the implications of the OBBBA as further guidance becomes available but do not expect the legislation to have a material impact on the effective tax rate in future periods.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2025	2025

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,006)	$(4,010)
Cumulative unrealized loss on pension liability	(3,982)	(3,982)
Accumulated other comprehensive loss, net	$(7,988)	$(7,992)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring (except our pension plan assets and whole life insurance policies, see Note 10 Pension and retirement plans for pension plan assets) or non-recurring basis as of December 31, 2025 or September 30, 2025.

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

	As of December 31, 2025		As of September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$24,928	$24,928	$27,418	$27,418	1	Condensed Consolidated Balance Sheets
Accounts receivable, net	11,786	11,786	12,000	12,000	1	Condensed Consolidated Balance Sheets and Note 4
Financing receivables, net*	15,138	15,138	14,904	14,904	3	Condensed Consolidated Balance Sheets and Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities**	8,000	8,000	4,832	4,832	3	Note 8
Line of Credit	1,437	1,437	903	903	2	Condensed Consolidated Balance Sheets and Note 9

*Includes original maturity over one year

**Vendor financing agreements with original maturity over one year included within Accounts payable and accrued expenses and Other long-term liabilities

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable

Fair value was not materially different from carrying values.

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

14.          Segment Information

The following tables present certain operating segment information for the three months ended December 31, 2025 and 2024.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended December 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2025
Sales:
Product	$207	$22	$6,472	$6,494	$6,701
Service	646	11	4,678	4,689	5,335
Total sales	853	33	11,150	11,183	12,036
Cost of sales:
Product	9	16	5,257	5,273	5,282
Services	225	—	1,794	1,794	2,019
Total cost of sales	234	16	7,051	7,067	7,301
Gross profit	619	17	4,099	4,116	4,735
Research and development	858	—	—	—	858
Selling, general and administrative	1,034	88	2,867	2,955	3,989
Total operating expenses	1,892	88	2,867	2,955	4,847
Operating (loss) income	$(1,273)	$(71)	$1,232	$1,161	$(112)

Interest expense	$(3)	$—	$(125)	$(125)	$(128)
Interest income	$1	$36	$564	$600	$601
Depreciation and amortization	$(19)	$—	$(43)	$(43)	$(62)
Cash and cash equivalents	$137	$5,019	$19,772	$24,791	$24,928
Accounts receivable, net of allowance	$619	$436	$10,731	$11,167	$11,786
Financing receivables, net of allowance	$—	$—	$15,138	$15,138	$15,138
Total assets	$11,784	$5,680	$51,690	$57,370	$69,154
Capital expenditures	$(1)	$—	$(104)	$(104)	$(105)

2024
Sales:
Product	$82	$133	$10,800	$10,933	$11,015
Service	348	47	4,260	4,307	4,655
Total sales	430	180	15,060	15,240	15,670
Cost of sales:
Product	22	119	8,978	9,097	9,119
Services	193	26	1,768	1,794	1,987
Total cost of sales	215	145	10,746	10,891	11,106
Gross profit	215	35	4,314	4,349	4,564
Research and development	786	—	—	—	786
Selling, general and administrative	1,102	130	2,900	3,030	4,132
Total operating expenses	1,888	130	2,900	3,030	4,918
Operating (loss) income	$(1,673)	$(95)	$1,414	$1,319	$(354)

Interest expense	$(2)	$—	$(75)	$(75)	$(77)
Interest income	$1	$49	$439	$488	$489
Depreciation and amortization	$(20)	$—	$(43)	$(43)	$(63)
Cash and cash equivalents	$8	$4,481	$26,165	$30,646	$30,654
Accounts receivable, net of allowance	$92	$234	$14,562	$14,796	$14,888
Financing receivables, net of allowance	$—	$—	$5,119	$5,119	$5,119
Total assets	$9,903	$7,573	$50,047	$57,620	$67,523
Capital expenditures	$(1)	$—	$(46)	$(46)	$(47)

Operating income (loss) from operations consists of sales less Cost of sales, Research and development expenses, and Selling, general and administrative expenses but is not affected by either other income/expense or by income taxes expense (benefit). Non-operating expenses/income consists principally of interest income from transactions with payment terms exceeding one year (see Note 5, Financing receivables, net for details), interest income from cash and cash equivalents, and interest expense. All intercompany transactions have been eliminated.

Concentrations of Credit Risk

All customers below are in the U.S. division of our TS segment. Each customer’s letter (e.g. “Customer B”) does not change meaning if Customer B is in multiple tables it is the same customer.

Below are customers with 10% or more of accounts receivables as of December 31, 2025 or September 30, 2025.

	As of December 31, 2025		As of September 30, 2025

(Amounts in millions)
		% of Total		% of Total
	Accounts receivable	Accounts receivable	Accounts receivable	Accounts receivable

Customer A	$1.8	15%	$0.1	1%

Below are customers with 10% or more of financing receivables as of December 31, 2025 or September 30, 2025.

	As of December 31, 2025		As of September 30, 2025

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer B	$2.8	19%	$0.8	5%
Customer C	$2.7	18%	$5.9	40%
Customer D	$2.3	15%	$0.2	1%
Customer E	$1.8	12%	$2.8	19%
Customer F	$1.5	10%	$1.6	11%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three months ended December 31, 2025 or 2024.

	Three months ended December 31,
	2025		2024

	(Amounts in millions)
	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues

Customer B	$1.4	12%	$0.3	2%
Customer G	$0.2	2%	$2.6	16%

15.          Dividend

On December 16, 2025, the Company’s board of directors declared a dividend of $0.03 per share payable January 15, 2026, to shareholders of record on the close of business on December 26, 2025.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below contains certain forward-looking statements including, but not limited to, among others, statements concerning future revenues and future business plans. Forward-looking statements include statements in which we use words such as “expect”, “believe”, “anticipate”, “intend”, “project”, “estimate”, “should”, “could”, “may”, “plan”, “potential”, “predict”, “will”, “would” and similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, the forward-looking statements are subject to significant risks and uncertainties, and thus we cannot assure you that these expectations will prove to have been correct, and actual results may vary from those contained in such forward-looking statements. We discuss many of these risks and uncertainties in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Factors that may cause such variances include, but are not limited to, our dependence on a small number of customers for a significant portion of our revenue, intense competition in the market segments in which we operate, changes in the U.S. Tax laws, the impact of the Ukrainian-Russian military and Israeli-Hamas conflict on global trade and financial markets, the impact of tariffs or trade policies, and the impact of pandemics on our business, results of operations and financial condition. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the three months ended December 31, 2025 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Recent trends affecting our financial performance

As of December 31, 2025, the Russian/Ukrainian military conflict and the Israeli-Hamas conflict have not had a direct significant impact on revenue as we do not have any significant recurring customers in either region. However, we do have customers and suppliers in surrounding regions which may be affected and further escalation of both conflicts and geopolitical tensions related to such conflicts could adversely affect our business, financial condition and results of operations, by among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. It is not possible at this time to predict the size of the impact or consequences of the conflicts on the Company and our customers or suppliers.

Results of Operations

Overview of the three months ended December 31, 2025

The following table details our results of operations in dollars and as a percentage of sales for the three months ended December 31, 2025 and 2024:

		%		%
	December 31, 2025	of sales	December 31, 2024	of sales

	(Dollar amounts in thousands)
Sales	$12,036	100%	$15,670	100%
Costs and expenses:
Cost of sales	7,301	61%	11,106	71%
Research and development	858	7%	786	5%
Selling, general and administrative	3,989	33%	4,132	26%
Total costs and expenses	12,148	101%	16,024	102%
Operating loss	(112)	(1)%	(354)	(2)%
Other income, net	483	4%	711	4%
Income before income taxes	371	3%	357	2%
Income tax expense (benefit)	280	2%	(115)	(1)%
Net income	$91	1%	$472	3%

Sales

Our sales decreased by approximately $3.7 million, or 23%, to $12.0 million for the three months ended December 31, 2025 as compared to $15.7 million for the three months ended December 31, 2024.

TS segment sales change was as follows for the three months ended December 31, 2025 and 2024:

	December 31,		Increase (decrease)
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$6,494	$10,933	$(4,439)	(41)%
Services	4,689	4,307	382	9%
Total	$11,183	$15,240	$(4,057)	(27)%

TS segment total sales decreased $4.1 million for the three months ended December 31, 2025 when compared to the same prior year period. Product sales decreased $4.4 million primarily due to the U.S. division because several large orders did not reoccur in the current year. Service sales for the three months ended December 31, 2025 increased $0.4 million from the same prior year period, which is attributable to the U.S. division. The increase in service sales was due to increased third party maintenance sales of $0.3 million and increased managed services of $0.3 million, partially offset by decreased internal services and third-party services of $0.2 million.

HPP segment sales change was as follows for the three months ended December 31, 2025 and 2024:

	December 31,		Increase
	2025	2024	$	%

	(Dollar amounts in thousands)
Products	$207	$82	$125	152%
Services	646	348	298	86%
Total	$853	$430	$423	98%

The HPP product sales increased by $0.1 million for the three months ended December 31, 2025 as compared to the same prior year period primarily as a result of increased Myricom and Multicomputer product sales. The HPP service sales increased by $0.3 million due to increased Multicomputer repair sales compared to the same prior year period.

Our sales by geographic area, which is based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended December 31, 2025 and 2024:

	December 31,				Increase (decrease)
	2025	%	2024	%	$	%

	(Dollar amounts in thousands)
Americas	$11,518	95%	$15,484	99%	$(3,966)	(26)%
Europe	70	1%	181	1%	(111)	(61)%
APAC and Africa	448	4%	5	—%	443	8,860%
Totals	$12,036	100%	$15,670	100%	$(3,634)	(23)%

The $4.0 million decrease in sales to the Americas was primarily the result of a decrease in the TS segment’s U.S. division of $3.9 million and U.K. division of $0.1 million. The $0.1 million decrease in sales to Europe was primarily the result of decreased sales by our TS segment’s U.K. division. The sales to APAC and Africa increased $0.4 million due to increased sales in the HPP segment.

Gross Margins

Our gross margin ("GM") increased $0.2 million for the three months ended December 31, 2025 as compared to the same prior year period. The GM as a percentage of sales increased to 39% for the three months ended December 31, 2025 as compared to the same prior year period of 29%.

	December 31,
	2025		2024		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$4,116	37%	$4,349	29%	$(233)	8%
HPP	619	73%	215	50%	404	23%
Total	$4,735	39%	$4,564	29%	$171	10%

The impact of product mix within our TS segment on gross margin for the three months ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025		2024		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,222	19%	$1,836	17%	$(614)	2%
Services	2,894	62%	2,513	58%	381	4%
Total	$4,116	37%	$4,349	29%	$(233)	8%

The overall TS segment GM as a percentage of sales increased to 37% for the three month period ended December 31, 2025 compared to the same prior year period of 29%. Product GM as a percentage of product sales increased to 19% for the three months ended December 31, 2025 compared to the 17% in the prior year period. This was primarily due to several large sales in the prior year period with a lower margin, which did not reoccur in the current year period. Service GM as a percentage of service sales increased to 62% for the three months ended December 31, 2025 compared to the same prior year period of 58% due to increased third party maintenance sales in which the sale is recorded “net” meaning gross profit is recorded in the services sales financial statement line item. This “net” recording increases GM as a percentage of service sales. In addition, managed services revenue increased while the cost of sales did not increase in proportion which caused an increase in GM as a percentage of service sales.

The impact of product mix within our HPP segment on gross margin for the three months ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025		2024		Increase

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$197	95%	$60	73%	$137	22%
Services	422	65%	155	45%	267	20%
Total	$619	73%	$215	50%	$404	23%

The overall HPP segment GM as a percentage of sales increased to 73% for the three months ended December 31, 2025 from 50% for the three months ended December 31, 2024. The 22% increase in product GM as a percentage of product sales for the three months ended December 31, 2025 compared to the same prior year period is primarily due to recognition of Multicomputer software license sales and Myricom hardware sales, both which have a high GM. The hardware was nearly all profit as the Company had an an impairment expense on the inventory in a prior year period meaning there was not an expense in the current year as a result of the sale. The 20% increase in service GM as a percentage of services revenue from the prior year was due to increased Multicomputer repairs, which are relatively high margin compared to other services revenue.

Research and Development Expenses

The research and development expenses incurred by our HPP segment increased $0.1 million for the three months ended December 31, 2025 to $0.9 million when compared to the prior year period due to increased labor expenses. The current period expenses were primarily for research expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our Selling, general and administrative (“SG&A”) expense by operating segment for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,				$	%
		% of		% of
	2025	Total	2024	Total	Decrease	Decrease

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$2,955	74%	$3,030	73%	$(75)	(2)%
HPP segment	1,034	26%	1,102	27%	(68)	(6)%
Total	$3,989	100%	$4,132	100%	$(143)	(3)%

SG&A expenses of $4.0 million for the three months ended December 31, 2025 decreased approximately $0.1 million compared to the same prior year period. The TS segment G&A expenses decreased by $0.1 million primarily due to decreased stock compensation expense when compared to the prior year period. The HPP segment SG&A expenses decreased $0.1 million for the three months ended December 31, 2025 as compared to the prior year period primarily due to decreased stock compensation expense and decreased recruiting expense.

Other Income/Expenses

The following table details Total other income, net for the three months ended December 31, 2025 and 2024:

	Three months ended

	December 31, 2025	December 31, 2024	$ Change

	(Amounts in thousands)
Foreign exchange (loss) gain	$(7)	$295	$(302)
Interest expense	(128)	(77)	(51)
Interest income	601	489	112
Other income, net	17	4	13
Total other income, net	$483	$711	$(228)

The $0.2 million decrease in Total other income, net for the three months ended December 31, 2025 as compared to the same prior year period is primarily due to the current year period having a slight Foreign exchange loss compared to a Foreign exchange gain in the prior year period, partially offset by increased interest income.

In consolidation, U.S. dollars and Euros are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in Foreign exchange (loss) gain on the income statement and the foreign exchange amount is primarily from the U.S. Dollar bank account. The U.S. dollar slightly weakened relative to the British Pound for the three months ended December 31, 2025 causing a slight foreign exchange loss compared to the same prior year period where the U.S. dollar strengthened causing a foreign exchange gain.

The Interest income increase of $112 thousand for the three months ended December 31, 2025 as compared to the prior year period is primarily due to higher interest income from financing sales in our TS U.S. division of $201 thousand. Since the second quarter of fiscal year 2024 there has been an increase in customers requesting financing primarily for hardware, software, and third party-maintenance, which has resulted in increased interest income. This increase in interest income was partially offset with a decrease of $89 thousand of interest income primarily from our Cash and cash equivalents from a decreased average cash balance when compared to the prior year combined with a decrease in interest rates.

The Interest expense increase of $51 thousand for the three months ended December 31, 2025 as compared to the prior year period is related to increased multi-year agreements in the TS US division with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. Some vendors do not offer financing on purchases. If the vendor does offer financing, the Company determines if it will enter into an agreement based on various factors including interest rate offered. See Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities in Item 1 to this Quarterly Report on Form 10-Q for details.

Income Taxes

Income tax expense of $280 thousand was recorded for the three months ended December 31, 2025 compared to an income tax benefit of $115 thousand in the same period of 2024. For the three months ended December 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and non-deductible executive compensation. For the three months ended December 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes and the change in valuation allowance maintained against certain state tax credits.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the impact of the OBBBA and determined that it did not have a material effect on the Company’s financial statements for the three months ended December 31, 2025. We will continue to assess the implications of the OBBBA as further guidance becomes available but do not expect the legislation to have a material impact on the effective tax rate in future periods.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents and our line of credit.

Cash and cash equivalents decreased by $2.5 million to $24.9 million as of December 31, 2025 from $27.4 million as of September 30, 2025.

The following is a summary of our cash flows for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,

	2025	2024

	(Dollar amounts in thousands)
Net cash provided by (used in):
Operating activities	$(2,916)	$1,741
Investing activities	(105)	(47)
Financing activities	533	(1,587)
Effect of exchange rate changes on cash	(2)	(38)
(Decrease) increase in Cash and cash equivalents	$(2,490)	$69

Operating Activities

Cash used in operating activities decreased $4.7 million for the three months ended December 31, 2025 compared to the same prior year period. The changes from the prior year are primarily related to decreased Accounts payable and accrued expenses of $3.6 million, decreased Financing receivables of $2.4 million, increased inventories of $1.3 million,  an increase in pension liabilities of $0.7 million. The remaining differences are primarily related to timing differences in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $105 thousand for the three months ended December 31, 2025 compared to $47 thousand used in investing activities for the prior year. The increase in cash used from the prior year is related purchases of property, equipment, and improvements.

Financing Activities

Cash provided by financing activities was $0.5 million for the three months ended December 31, 2025 compared to $1.6 million used in financing activities for the prior year period. The primary difference was the timing in the net borrowing on the line-of-credit.

Other Liquidity and Capital Resources Items

After foreign currency remeasurement and translation, our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.0 million as of December 31, 2025, which consisted of 0.4 million British Pounds, 0.7 million Euros, and 3.7 million U.S. Dollars. This cash is included in our total Cash and cash equivalents reported within our financial statements. Due to the pension obligation in the U.K., we maintain a large balance of cash in the U.K. However, we have entered a buy-in agreement for the U.K. pension.

As of December 31, 2025 and September 30, 2025, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes the availability of a limited cash withdrawal of up to $1.0 million. Amounts of $13.6 million and $14.1 million were available as of December 31, 2025 and September 30, 2025, respectively. As of December 31, 2025 and September 30, 2025 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

We have multi-year agreements in which we sell certain customers goods and services with financing. This is on the Condensed Consolidated Balance Sheets as Financing receivables, net of allowances and Financing receivables due after one year, net of allowances. In the year from December 31, 2025 we are scheduled to receive $8.8 million related to the financing receivables.

We also have multi-year agreements with vendors related to some of the financing agreements we have for customers, which are on the Condensed Consolidated Balance Sheets in Accounts payable and accrued expenses and Other noncurrent liabilities payables (long-term portion in other noncurrent liabilities). In the year from December 31, 2025 we are scheduled to pay $4.7 million related to the vendor financing agreements.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.         Risk factors

There have been no material changes to the risk factors set forth in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 5.         Other

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, (b) our Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, (c) our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2025 and 2024, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2025 and 2024, (e) our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

February 12, 2026	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

February 12, 2026	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer