Form 10-Q
period 2026-03-31
CSP INC /MA/
filed 2026-05-07
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           March 31, 2026

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

As of May 5, 2026, the registrant had 10,071,847 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31,	September 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,101	$27,418
Accounts receivable, net of allowances of $165 and $122	13,550	12,000
Financing receivables, net of allowances of $41 and $34	7,730	8,939
Inventories	1,546	1,442
Refundable income taxes	311	—
Other current assets	2,806	2,521
Total current assets	49,044	52,320

Property, equipment and improvements, net	531	539
Operating lease right-of-use assets, net	1,440	1,647
Intangibles, net	64	69
Financing receivables due after one year, net of allowances of $119 and $66	8,631	5,965
Deferred income taxes, net	4,428	4,559
Cash surrender value of life insurance	5,988	5,845
Pension benefits assets	—	42
Other assets	191	177
Total assets	$70,317	$71,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,823	$19,508
Line of credit	867	903
Deferred revenue and contract liabilities	1,777	1,503
Pension and retirement plans	93	77
Income taxes payable	—	192
Total current liabilities	18,560	22,183
Pension and retirement plans	1,184	1,219
Operating lease liabilities - noncurrent portion	1,207	1,336
Income taxes payable	150	165
Other noncurrent liabilities	4,197	1,709
Total liabilities	25,298	26,612

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 10,072 and 9,906 shares, respectively	101	99
Additional paid-in capital	25,676	24,744
Retained earnings	27,317	27,700
Accumulated other comprehensive loss	(8,075)	(7,992)
Total shareholders’ equity	45,019	44,551
Total liabilities and shareholders’ equity	$70,317	$71,163

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Sales:
Product	$11,113	$8,552	$17,814	$19,567
Services	4,899	4,595	10,234	9,250
Total sales	16,012	13,147	28,048	28,817

Cost of sales:
Product	9,398	6,879	14,680	15,998
Services	2,142	2,061	4,161	4,048
Total cost of sales	11,540	8,940	18,841	20,046

Gross profit	4,472	4,207	9,207	8,771

Operating expenses:
Research and development	818	763	1,676	1,549
Selling, general and administrative	4,505	4,438	8,494	8,570
Total operating expenses	5,323	5,201	10,170	10,119

Operating loss	(851)	(994)	(963)	(1,348)

Other income (expense):
Foreign exchange gain (loss)	70	(132)	63	163
Interest expense	(167)	(77)	(295)	(154)
Interest income	527	414	1,128	903
Other income (expense), net	117	(2)	134	2
Total other income, net	547	203	1,030	914
(Loss) income before income taxes	(304)	(791)	67	(434)
Income tax benefit	(568)	(683)	(288)	(798)
Net income (loss)	$264	$(108)	$355	$364
Net income (loss) attributable to common shareholders	$255	$(108)	$339	$341

Net income (loss) per common share - basic	$0.03	$(0.01)	$0.04	$0.04
Weighted average common shares outstanding - basic	9,552	9,343	9,461	9,232

Net income (loss) per common share - diluted	$0.03	$(0.01)	$0.04	$0.04
Weighted average common shares outstanding - diluted	9,713	9,343	9,662	9,614

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Net income (loss)	$264	$(108)	$355	$364
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments, net of tax effect	(87)	238	(83)	(258)
Other comprehensive (loss) income	(87)	238	(83)	(258)
Total comprehensive income	$177	$130	$272	$106

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended March 31, 2026	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2025	9,905	$99	$25,207	$27,492	$(7,988)	$44,810
Net income	—	—	—	264	—	264
Other comprehensive loss	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	390	—	—	390
Restricted stock issuance	175	2	—	—	—	2
Issuance of shares under employee stock purchase plan	8	—	79	—	—	79
Repurchase of common stock	(16)	—	—	(139)	—	(139)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(300)	—	(300)
Balance as of March 31, 2026	10,072	$101	$25,676	$27,317	$(8,075)	$45,019

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended March 31, 2025	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of December 31, 2024	9,880	$98	$23,196	$30,023	$(5,861)	$47,456
Net loss	—	—	—	(108)	—	(108)
Other comprehensive income	—	—	—	—	238	238
Stock-based compensation	—	—	448	—	—	448
Restricted stock issuance	1	—	—	—	—	—
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Repurchase of common stock	(24)	—	—	(384)	—	(384)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(296)	—	(296)
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2026 and 2025

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2026:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2025	9,906	$99	$24,744	$27,700	$(7,992)	$44,551
Net income	—	—	—	355	—	355
Other comprehensive loss	—	—	—	—	(83)	(83)
Stock-based compensation	—	—	853	—	—	853
Restricted stock cancellation	(1)	—	—	—	—	—
Restricted stock issuance	175	2	—	—	—	2
Issuance of shares under employee stock purchase plan	8	—	79	—	—	79
Repurchase of common stock	(16)	—	—	(139)	—	(139)
Cash dividends paid on common stock ($0.06 per share)	—	—	—	(599)	—	(599)
Balance as of March 31, 2026	10,072	$101	$25,676	$27,317	$(8,075)	$45,019

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Six months ended March 31, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	364	—	364
Other comprehensive loss	—	—	—	—	(258)	(258)
Stock-based compensation	—	—	955	—	—	955
Restricted stock issuance	105	—	—	—	—	—
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Repurchase of common stock	(24)	—	—	(384)	—	(384)
Cash dividends paid on common stock ($0.06 per share)	—	—	—	(593)	—	(593)
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2026	2025
Operating activities
Net income	$355	$364

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	126	119
Amortization of intangibles	4	3
Loss on disposal of fixed assets, net	1	1
Foreign exchange gain	(63)	(163)
Provision for credit losses - financing receivables	60	52
Provision (benefit) for credit losses - accounts receivable	47	(16)
Provision for obsolete inventory	—	46
Amortization of lease right-of-use assets	207	258
Stock-based compensation expense on restricted stock awards	853	955
Deferred income taxes	131	(828)
Increase in cash surrender value of life insurance	(89)	(54)

Changes in operating assets and liabilities:
Accounts receivable	(1,606)	866
Financing receivables	(1,517)	863
Inventories	(104)	137
Refundable income taxes	(308)	(468)
Other assets	(299)	1,182
Accounts payable and accrued expenses	(3,606)	91
Operating lease liabilities	(175)	(257)
Deferred revenue and contract liabilities	274	297
Pension and retirement plans	22	(679)
Income taxes payable	(210)	(226)
Other noncurrent liabilities	2,488	1,110
Net cash (used in) provided by operating activities	(3,409)	3,653

Investing activities
Life insurance premiums paid	(54)	(54)
Purchases of property, equipment and improvements	(119)	(54)
Net cash used in investing activities	(173)	(108)

Financing activities
Dividends paid	(599)	(593)
Net repayment under line-of-credit agreement	(36)	(3,725)
Repurchases of common stock	(139)	(384)
Proceeds from issuance of shares under equity compensation plans	79	99
Net cash used in financing activities	(695)	(4,603)
Effects of exchange rate on cash, net	(40)	(32)
Net decrease in Cash and cash equivalents	(4,317)	(1,090)
Cash and cash equivalents beginning of period	27,418	30,585
Cash and cash equivalents end of period	$23,101	$29,495

See accompanying notes to unaudited condensed consolidated financial statements.

Supplementary cash flow information:
Cash paid for income taxes	$254	$724
Cash paid for interest	$68	$36

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$247
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$6,893	$2,006
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$5,820	$1,833

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

Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1 Basis of Presentation and Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Accounting Pronouncement Not Yet Adopted as of March 31, 2026

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company plans to adopt this ASU on a prospective basis in the fourth quarter of fiscal year 2026. The Company is currently evaluating the impact this ASU will have on its disclosures.

2.            Revenue

See details of timing of revenue recognition, whether CSPi acted as the principal or agent, and geography below. Geographic areas are based on where the products were shipped or services rendered.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$65	$47	$11,018	$11,065	$11,130
Transferred at a point in time where CSPi is agent	—	30	1,780	1,810	1,810
Transferred over time where CSPi is principal	283	—	2,789	2,789	3,072
Total Revenue	$348	$77	$15,587	$15,664	$16,012

Geography
United States	$332	$24	$15,148	$15,172	$15,504
Americas (excluding United States)	—	—	432	432	432
Europe	—	51	7	58	58
APAC and Africa	16	2	—	2	18
Total Revenue	$348	$77	$15,587	$15,664	$16,012

2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$276	$417	$7,845	$8,262	$8,538
Transferred at a point in time where CSPi is agent	—	24	1,444	1,468	1,468
Transferred over time where CSPi is principal	371	38	2,732	2,770	3,141
Total Revenue	$647	$479	$12,021	$12,500	$13,147

Geography
United States	$497	$21	$11,452	$11,473	$11,970
Americas (excluding United States)	1	—	372	372	373
Europe	—	458	197	655	655
APAC and Africa	149	—	—	—	149
Total Revenue	$647	$479	$12,021	$12,500	$13,147

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$610	$70	$17,473	$17,543	$18,153
Transferred at a point in time where CSPi is agent	—	40	3,915	3,955	3,955
Transferred over time where CSPi is principal	591	—	5,349	5,349	5,940
Total Revenue	$1,201	$110	$26,737	$26,847	$28,048

Geography
United States	$745	$34	$25,751	$25,785	$26,530
Americas (excluding United States)	—	—	924	924	924
Europe	—	69	59	128	128
APAC and Africa	456	7	3	10	466
Total Revenue	$1,201	$110	$26,737	$26,847	$28,048

2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$358	$550	$18,760	$19,310	$19,668
Transferred at a point in time where CSPi is agent	—	24	3,248	3,272	3,272
Transferred over time where CSPi is principal	719	85	5,073	5,158	5,877
Total Revenue	$1,077	$659	$27,081	$27,740	$28,817

Geography
United States	$919	$93	$26,195	$26,288	$27,207
Americas (excluding United States)	4	—	616	616	620
Europe	—	566	270	836	836
APAC and Africa	154	—	—	—	154
Total Revenue	$1,077	$659	$27,081	$27,740	$28,817

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended March 31, 2026 was $417 thousand in which the Company acted as the agent. Revenue from these agreements in the three months ended March 31, 2025 was $142 thousand in which the Company acted as the agent.

Revenue from these agreements in the six months ended March 31, 2026 was $1,072 thousand in which the Company acted as the agent. Revenue from these agreements in the six months ended March 31, 2025 was $165 thousand in which the Company acted as the agent.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.7 million and $0.8 million as of March 31, 2026 and September 30, 2025, respectively. Current contract assets were $1.7 million as of September 30, 2024. The current portion is recorded in Other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of March 31, 2026 and September 30, 2025. There were no noncurrent contract assets as of September 30, 2024. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $1.7 million and $1.5 million as of March 31, 2026 and September 30, 2025, respectively. Current contract liabilities were $2.2 million as of September 30, 2024. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the condensed consolidated balance sheets. There were $42 thousand and $37 thousand of long-term contract liabilities as of March 31, 2026 and September 30, 2025, respectively. There were no long-term contract liabilities as of September 30, 2024. Long-term contract liabilities are in Other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the six months ended March 31, 2026 that was included in contract liabilities as of September 30, 2025 was $0.9 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three years. Incremental costs are related to commissions in the TS portion of the business. In fiscal year 2026 the TS segment paid commissions on a monthly basis for contracts over one year. Current capitalized contract costs are within the Other current assets on the condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025. The portion of current capitalized costs were $25 thousand and $33 thousand as of March 31, 2026 and September 30, 2025, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended March 31, 2026 and 2025 were $14 thousand and $50 thousand, respectively. The amount of incremental costs amortized for the six months ended March 31, 2026 and 2025 were $24 thousand and $154 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the six months ended March 31, 2026 and 2025.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year and revenue is recognized ratably over the contract term. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2026 (remaining 6 months)	$560
2027	982
2028	899
2029	222
$2,663

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

Basic and diluted EPS computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025

	(Amounts in thousands except per share data)
Net income (loss)	$264	$(108)	$355	$364
Less: net income attributable to nonvested common stock	(9)	—	(16)	(23)
Net income (loss) attributable to common shareholders	$255	$(108)	$339	$341

Weighted average total shares outstanding - basic	9,913	9,343	9,909	9,851
Less: weighted average non–vested shares outstanding	(361)	—	(448)	(619)
Weighted average number of common shares outstanding - basic	9,552	9,343	9,461	9,232
Add: potential common shares from non-vested restricted stock awards	161	—	201	382
Weighted average common shares outstanding - diluted	9,713	9,343	9,662	9,614

Net income (loss) per common share - basic	$0.03	$(0.01)	$0.04	$0.04
Net income (loss) per common share - diluted	$0.03	$(0.01)	$0.04	$0.04

Anti-dilutive securities include restricted stock awards, which are excluded from the diluted income per share computation. Non-vested restricted stock awards of 141 thousand shares and 269 thousand shares were excluded from net income (loss) per common share - diluted for the three months ended March 31, 2026 and 2025 because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 114 thousand shares were excluded from net income per share - diluted for the six months ended March 31, 2026 because their inclusion would have been anti-dilutive.

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

The following tables present the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	March 31, 2026	March 31, 2025

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$95	$153
Charge-offs	(4)	-
Provision (benefit) for credit losses	74	(22)
Balances at end of the period	$165	$131

	Six months ended
	March 31, 2026	March 31, 2025

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$122	$147
Charge-offs	(4)	-
Provision (benefit) for credit losses	47	(16)
Balances at end of the period	$165	$131

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

Financing receivables, net, carry an average weighted interest rate of 8.6%, which reflects the approximate interest rate consistent with a separate financing transaction with the customer at the inception of the agreement.

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended March 31, 2026 and 2025 was $320 thousand and $113 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the six months ended March 31, 2026 and 2025 was $662 thousand and $254 thousand, respectively. Interest income from these agreements is recorded in Other (expense) income, net on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of March 31, 2026				As of September 30, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$13,608	$3,135	$1,259	$18,002	$13,651	$1,751	$891	$16,293
Unearned interest income	(1,053)	(333)	(95)	(1,481)	(1,038)	(156)	(95)	(1,289)
Allowance for credit losses	(47)	(64)	(49)	(160)	(50)	(18)	(32)	(100)
Financing receivables, net	$12,508	$2,738	$1,115	$16,361	$12,563	$1,577	$764	$14,904
Short-term	$6,065	$1,168	$497	$7,730	$7,778	$791	$370	$8,939
Long-term	$6,443	$1,570	$618	$8,631	$4,785	$786	$394	$5,965

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	March 31, 2026				March 31, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)				(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$47	$42	$32	$121	$21	$8	$6	$35
(Benefit) provision charged to Consolidated Statements of Operations	-	22	17	39	3	(2)	53	54
Balances at end of the period	$47	$64	$49	$160	$24	$6	$59	$89

	Six months ended
	March 31, 2026				March 31, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$50	$18	$32	$100	$27	$10	$-	$37
Provision (benefit) charged to Consolidated Statements of Operations	(3)	46	17	60	(3)	(4)	59	52
Balances at end of the period	$47	$64	$49	$160	$24	$6	$59	$89

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of March 31, 2026 or September 30, 2025.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of March 31, 2026:

	March 31, 2026
	Fiscal year of origination
Risk Rating	2026	2025	2024	2023	Total

High	$415	$844	$—	$—	$1,259
Moderate	1,636	1,268	231	—	3,135
Low	4,516	6,625	1,211	1,256	13,608
Total	$6,567	$8,737	$1,442	$1,256	$18,002

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2026 (remaining 6 months)	$5,790
2027	7,130
2028	3,706
2029	1,063
2030	313
Total payments	$18,002
Less: unearned interest income	(1,481)
Less: allowance for credit losses	(160)
Total, net of unearned interest income and allowance for credit losses	$16,361

6.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2026	2025

	(Amounts in thousands)
Work-in-process	$—	$94
Finished goods	1,546	1,348
Total	$1,546	$1,442

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended March 31, 2026 and 2025 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	March 31, 2026	March 31, 2025
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$129	$127
Short-term lease cost	Selling, general, and administrative	8	7
Total lease costs		$137	$134
Less lessor interest income	Revenue	(1)	(3)
Total lease costs, net of lessor interest income		$136	$131

The components of lease costs for the six months ended March 31, 2026 and 2025 are as follows:

		Six months ended
	Consolidated Statements of Operations Location	March 31, 2026	March 31, 2025
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$259	$266
Short-term lease cost	Selling, general, and administrative	16	16
Total lease costs		$275	$282
Less lessor interest income	Revenue	(3)	(4)
Total lease costs, net of lessor interest income		$272	$278

Supplemental cash flow information related to leases for the six months ended March 31, 2026 and 2025 is below:

	Six months ended
	March 31, 2026	March 31, 2025
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$228	$281
Operating cash flows paid for short-term leases	16	16
Cash received from lessor agreements	(23)	(21)
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	247

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was no interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 8.6% as of March 31, 2026. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended March 31, 2026 and 2025 was $164 thousand and $75 thousand, respectively. Interest expense related to these agreements for the six months ended March 31, 2026 and 2025 was $289 thousand and $150 thousand, respectively. These amounts are within “Interest expense” within the Condensed Consolidated Statements of Operations.

The amounts owed for these agreements are in Accounts payable and accrued expenses and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	March 31, 2026	September 30, 2025
	(Amounts in thousands)
Current	$5,126	$3,475
Less: discount	(512)	(315)
Total within Accounts payable and accrued expenses	$4,614	$3,160

Noncurrent	$4,391	$1,786
Less: discount	(236)	(114)
Total within Other noncurrent liabilities	$4,155	$1,672

The TS segment has many vendors it transacts with and does not have any specific agreement with these vendors that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of March 31, 2026 and September 30, 2025, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 1%, which was 7.75% as of March 31, 2026. The line of credit automatically renews for one year periods unless terminated by the Company with at least 60 days’ notice or immediate termination by the lender. The collateral is a blanket UCC filing on Modcomp, Inc., a wholly-owned subsidiary, and CSPi assets. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5:1. As of March 31, 2026 and September 30, 2025, Company borrowings, all from the TS segment, under the inventory line of credit were $0.9 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of March 31, 2026 and September 30, 2025, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2026 and September 30, 2025 there were no cash withdrawals outstanding.

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

The Company’s pension plan in the U.K. is the only pension plan with plan assets. In fiscal year 2025 the Company paid 8.5 million Great British Pounds to enter into a buy-in contract. This payment is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in contract, the insurer is liable to pay the benefits of the plan, but the Company still retains full legal responsibility to pay the benefits to members using the insurance payments. The buy-in contract is treated as a plan asset. When the buy-in contract transitions to a buy-out contract the Company will be relieved of primary responsibility for the pension benefit obligation and settlement will be recognized.

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended March 31,
	2026			2025
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$114	$2	$116	$104	$2	$106
Expected return on plan assets	(114)	—	(114)	(122)	—	(122)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(1)	(1)	—	(1)	(1)
Net periodic (benefit) cost	$2	$1	$3	$(16)	$1	$(15)

Post Retirement:
Service cost	$—	$6	$6	$—	$6	$6
Interest cost	—	15	15	—	15	15
Amortization of net gain	—	(32)	(32)	—	(30)	(30)
Net periodic benefit	$—	$(11)	$(11)	$—	$(9)	$(9)

	Six Months Ended March 31,
	2026			2025
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$227	$4	$231	$209	$4	$213
Expected return on plan assets	(227)	—	(227)	(244)	—	(244)
Amortization of past service costs	4	—	4	4	—	4
Amortization of net gain	—	(2)	(2)	—	(3)	(3)
Net periodic cost (benefit)	$4	$2	$6	$(31)	$1	$(30)

Post Retirement:
Service cost	$—	$12	$12	$—	$13	$13
Interest cost	—	31	31	—	30	30
Amortization of net gain	—	(64)	(64)	—	(60)	(60)
Net periodic benefit	$—	$(21)	$(21)	$—	$(17)	$(17)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	March 31, 2026				September 30, 2025
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$66	$66	$—	$—	$42	$42	$—	$—
Buy-in contract*	8,281	—	—	8,281	8,428	—	—	8,428
Total plan assets	$8,347	$66	$—	$8,281	$8,470	$42	$—	$8,428

*This fair value is based on the latest information available, which is as of September 30, 2025 not March 31, 2026 as the table is labeled. The difference from September 30, 2025 is due to the Great British Pounds being converted into U.S. dollars at a different exchange rate.

11.            Income Taxes

The Company recorded an income tax benefit of $568 thousand and $683 thousand for the three months ended March 31, 2026 and 2025, respectively. An income tax benefit of $288 thousand and $798 thousand was recorded for the six months ended March 31, 2026 and 2025, respectively. For all of these periods, the difference between our effective income tax rate and the U.S. federal statutory rate was the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2026	2025

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,093)	$(4,010)
Cumulative unrealized loss on pension liability	(3,982)	(3,982)
Accumulated other comprehensive loss, net	$(8,075)	$(7,992)

13.          Fair Value of Financial Assets and Liabilities

Under the fair value standards, fair value is based on the exit price and defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement should reflect all the assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy is established in the authoritative guidance outlined in three levels ranking from Level 1 to Level 3 with Level 1 being the highest priority.

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring basis (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of March 31, 2026 or September 30, 2025.

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

	As of March 31, 2026		As of September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$23,101	$23,101	$27,418	$27,418	1	Condensed Consolidated Balance Sheets
Accounts receivable, net	13,550	13,550	12,000	12,000	1	Condensed Consolidated Balance Sheets and Note 4
Financing receivables, net*	16,361	16,361	14,904	14,904	3	Condensed Consolidated Balance Sheets and Note 5
Liabilities:
Accounts payable and accrued expenses and other noncurrent liabilities**	8,769	8,769	4,832	4,832	3	Note 8
Line of Credit	867	867	903	903	2	Condensed Consolidated Balance Sheets and Note 9

*Original maturity over one year

** Vendor financing agreements with original maturity over one year included within Accounts payable and accrued expenses and Other noncurrent liabilities

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and Accounts payable and accrued expenses with original maturity of less than one year

Fair value was not materially different from their carrying values as of March 31, 2026, and September 30, 2025

Financing receivables, net

Fair value was estimated by discounting future cash flows based on the current rate with similar terms.

Vendor financing agreements within Accounts payable and accrued expenses and other noncurrent liabilities with original maturity over one year

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

The factors used in identifying the Company’s reportable segments include geographical location of operations and the types of products and services. The accounting policies of the Company's segments are consistent with those described in Note 1 Basis of presentation and Summary of Significant Accounting Policies of the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company's Chief Operating Decision Maker (“CODM”) Victor Dellovo, Chief Executive Officer, assesses segment performance and allocates resources based upon revenues and operating income before certain other nonroutine items, if any. Asset information utilized by the CODM for purposes of assessing performance and allocating resources includes Cash and cash equivalents, Accounts receivable, and Financing receivables. Cash and cash equivalents are utilized due to the HPP segment incurring losses and receiving cash from the TS-US division. Accounts and Financing receivables are regularly provided to the CODM to assess customer trends, credit policies, and operational efficiency. The following tables presents certain operating segment information.

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Sales:
Product	$66	$47	$11,000	$11,047	$11,113
Service	282	30	4,587	4,617	4,899
Total sales	348	77	15,587	15,664	16,012
Cost of sales:
Product	7	35	9,356	9,391	9,398
Services	168	—	1,974	1,974	2,142
Total cost of sales	175	35	11,330	11,365	11,540
Gross profit	173	42	4,257	4,299	4,472
Research and development	818	—	—	—	818
Selling, general and administrative	1,043	112	3,350	3,462	4,505
Total operating expenses	1,861	112	3,350	3,462	5,323
Operating (loss) income	$(1,688)	$(70)	$907	$837	$(851)

Interest expense	$(4)	$—	$(163)	$(163)	$(167)
Interest income	$—	$32	$495	$527	$527
Depreciation and amortization	$(17)	$—	$(51)	$(51)	$(68)
Cash and cash equivalents	$60	$5,012	$18,029	$23,041	$23,101
Accounts receivable, net of allowance	$513	$566	$12,471	$13,037	$13,550
Financing receivables, net of allowance	$—	$—	$16,361	$16,361	$16,361
Total assets	$12,017	$5,674	$52,626	$58,300	$70,317
Capital expenditures	$(2)	$—	$(12)	$(12)	$(14)

2025
Sales:
Product	$273	$417	$7,862	$8,279	$8,552
Service	374	62	4,159	4,221	4,595
Total sales	647	479	12,021	12,500	13,147
Cost of sales:
Product	101	385	6,393	6,778	6,879
Services	175	23	1,863	1,886	2,061
Total cost of sales	276	408	8,256	8,664	8,940
Gross profit	371	71	3,765	3,836	4,207
Research and development	763	—	—	—	763
Selling, general and administrative	1,174	91	3,173	3,264	4,438
Total operating expenses	1,937	91	3,173	3,264	5,201
Operating (loss) income	$(1,566)	$(20)	$592	$572	$(994)

Interest expense	$(3)	$—	$(74)	$(74)	$(77)
Interest income	$1	$43	$370	$413	$414
Depreciation and amortization	$(18)	$—	$(41)	$(41)	$(59)
Cash and cash equivalents	$74	$4,571	$24,850	$29,421	$29,495
Accounts receivable, net of allowance	$794	$621	$12,230	$12,851	$13,645
Financing receivables, net of allowance	$—	$—	$6,391	$6,391	$6,391
Total assets	$11,544	$8,061	$47,517	$55,578	$67,122
Capital expenditures	$(2)	$—	$(5)	$(5)	$(7)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Six months ended March 31,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Sales:
Product	$273	$69	$17,472	$17,541	$17,814
Service	928	41	9,265	9,306	10,234
Total sales	1,201	110	26,737	26,847	28,048
Cost of sales:
Product	16	51	14,613	14,664	14,680
Services	393	—	3,768	3,768	4,161
Total cost of sales	409	51	18,381	18,432	18,841
Gross profit	792	59	8,356	8,415	9,207
Research and development	1,676	—	—	—	1,676
Selling, general and administrative	2,077	200	6,217	6,417	8,494
Total operating expenses	3,753	200	6,217	6,417	10,170
Operating (loss) income	$(2,961)	$(141)	$2,139	$1,998	$(963)

Interest expense	$(7)	$—	$(288)	$(288)	$(295)
Interest income	$1	$68	$1,059	$1,127	$1,128
Depreciation and amortization	$(36)	$—	$(94)	$(94)	$(130)
Cash and cash equivalents	$60	$5,012	$18,029	$23,041	$23,101
Accounts receivable, net of allowance	$513	$566	$12,471	$13,037	$13,550
Financing receivables, net of allowance	$—	$—	$16,361	$16,361	$16,361
Total assets	$12,017	$5,674	$52,626	$58,300	$70,317
Capital expenditures	$(3)	$—	$(116)	$(116)	$(119)

2025
Sales:
Product	$355	$550	$18,662	$19,212	$19,567
Service	722	109	8,419	8,528	9,250
Total sales	1,077	659	27,081	27,740	28,817
Cost of sales:
Product	123	504	15,371	15,875	15,998
Services	368	49	3,631	3,680	4,048
Total cost of sales	491	553	19,002	19,555	20,046
Gross profit	586	106	8,079	8,185	8,771
Research and development	1,549	—	—	—	1,549
Selling, general and administrative	2,276	221	6,073	6,294	8,570
Total operating expenses	3,825	221	6,073	6,294	10,119
Operating (loss) income	$(3,239)	$(115)	$2,006	$1,891	$(1,348)

Interest expense	$(5)	$—	$(149)	$(149)	$(154)
Interest income	$2	$92	$809	$901	$903
Depreciation and amortization	$(38)	$—	$(84)	$(84)	$(122)
Cash and cash equivalents	$74	4,571	24,850	$29,421	$29,495
Accounts receivable, net of allowance	$794	621	12,230	$12,851	$13,645
Financing receivables, net of allowance	$—	—	6,391	$6,391	$6,391
Total assets	$11,544	$8,061	$47,517	$55,578	$67,122
Capital expenditures	$(3)	$—	$(51)	$(51)	$(54)

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

Below are customers with 10% or more of accounts receivable as of March 31, 2026 or September 30, 2025.

	As of March 31, 2026		As of September 30, 2025

(Amounts in millions)
		% of Total		% of Total
	Accounts receivable	Accounts receivable	Accounts receivable	Accounts receivable

Customer A	$1.6	12%	$0.3	3%

Below are customers with 10% or more of financing receivables as of March 31, 2026 or September 30, 2025.

	As of March 31, 2026		As of September 30, 2025

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer B	$2.6	16%	$0.8	5%
Customer A	$2.8	17%	$5.9	40%
Customer C	$2.1	13%	$0.2	1%
Customer D	$2.0	12%	$2.8	19%
Customer E	$1.5	9%	$1.6	11%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer F	$2.8	18%	$—	-%	$3.1	11%	$—	-%
Customer G	$0.6	4%	$1.5	11%	$1.0	4%	$2.6	9%

15.          Dividend

On December 16, 2025, the Company’s board of directors declared a dividend of $0.03 per share payable January 15, 2026, to shareholders of record on the close of business on December 26, 2025.

On February 12, 2026, the Company’s board of directors declared a dividend of $0.03 per share payable March 12, 2026, to shareholders of record on the close of business on February 26, 2026.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the six months ended March 31, 2026 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Results of Operations

Overview of the three months ended March 31, 2026

Our sales increased by $2.9 million, or 22%, to $16.0 million for the three months ended March 31, 2026 compared to $13.1 million for the three months ended March 31, 2025. Our gross margin percentage decreased to 28% for the three months ended March 31, 2026 compared to 32% for the same prior year period. For the three months ended March 31, 2026 there was an operating loss of $0.9 million compared to an operating loss of $1.0 million for the three months ended March 31, 2025. Other income, net increased $0.3 million to $0.5 million for the three months ended March 31, 2026 compared to $0.2 million for the same prior year period. An income tax benefit of $0.6 million was recorded for the three months ended March 31, 2026 compared to an income tax benefit of $0.7 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended March 31, 2026 and 2025:

		%		%
	March 31, 2026	of sales	March 31, 2025	of sales

	(Dollar amounts in thousands)
Sales	$16,012	100%	$13,147	100%
Costs and expenses:
Cost of sales	11,540	72%	8,940	68%
Research and development	818	5%	763	6%
Selling, general and administrative	4,505	28%	4,438	34%
Total costs and expenses	16,863	105%	14,141	108%
Operating loss	(851)	(5)%	(994)	(8)%
Other income, net	547	3%	203	2%
Loss before income taxes	(304)	(2)%	(791)	(6)%
Income tax benefit	(568)	(4)%	(683)	(5)%
Net income (loss)	$264	2%	$(108)	(1)%

Sales

TS segment sales change was as follows for the three months ended March 31, 2026 and 2025:

	March 31,		Increase
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$11,047	$8,279	$2,768	33%
Services	4,617	4,221	396	9%
Total	$15,664	$12,500	$3,164	25%

The increase in TS segment product sales of $2.8 million is primarily due to increased sales to several existing major customers in the US division of $3.2 million, partially offset with decreased sales to two existing customers in the UK division of $0.4 million. Service sales for the three months ended March 31, 2026 increased $0.4 million from the same prior year period, which was attributable to the US division. The increase consisted of an increase in third-party maintenance sales of $0.3 million and an increase in managed services of $0.2 million, partially offset by a $0.1 million decrease from internal and third-party services.

HPP segment sales change was as follows for the three months ended March 31, 2026 and 2025:

	March 31,		Decrease
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$66	$273	$(207)	(76)%
Services	282	374	(92)	(25)%
Total	$348	$647	$(299)	(46)%

The HPP product sales decreased $0.2 million for the three months ended March 31, 2026 compared to the same prior year period primarily due to decreased ARIA AZT revenue. The HPP service sales decreased $0.1 million due to one nonrecurring customer support sale.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended March 31, 2026 and 2025:

	March 31,				Increase (decrease)
	2026	%	2025	%	$	%

	(Dollar amounts in thousands)
Americas	$15,936	100%	$12,343	94%	$3,593	29%
Europe	58	—%	655	5%	(597)	(91)%
APAC and Africa	18	—%	149	1%	(131)	(88)%
Totals	$16,012	100%	$13,147	100%	$2,865	22%

The $3.6 million increase in sales to the Americas was primarily the result of an increase in the TS-US division of $3.8 million, partially offset by a decrease of $0.2 million in the HPP segment. The $0.6 million decrease in sales to Europe was primarily the result of decreased sales by our TS-UK division of 0.4 million combined with a decrease in our TS-US division of $0.2 million. The sales to APAC and Africa decreased $0.1 million for the three months ended March 31, 2026 compared to the same prior year period due to the HPP segment.

Gross Margins

Our gross margin ("GM") increased $0.3 million for the three months ended March 31, 2026 as compared to the same prior year period. The GM as a percentage of sales decreased to 28% for the three months ended March 31, 2026 compared to the same prior year period of 32%.

	March 31,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,299	27%	$3,836	31%	$463	(4)%
HPP	173	50%	371	57%	(198)	(7)%
Total	$4,472	28%	$4,207	32%	$265	(4)%

The impact of product mix within our TS segment on gross margin for the three months ended March 31, 2026 and 2025 was as follows:

	March 31,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,655	15%	$1,500	18%	$155	(3)%
Services	2,644	57%	2,336	55%	308	2%
Total	$4,299	27%	$3,836	31%	$463	(4)%

The overall TS segment GM as a percentage of sales decreased to 27% for the three month period ended March 31, 2026 compared to 31% for the same prior year period. Product GM as a percentage of revenue decreased 3% due to a higher volume of sales with lower margins compared to the same prior year period. The service GM as a percentage of revenue increased 2% from the prior year primarily due to increased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended March 31, 2026 and 2025 was as follows:

	March 31,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$60	91%	$173	63%	$(113)	28%
Services	113	40%	198	53%	(85)	(13)%
Total	$173	50%	$371	57%	$(198)	(7)%

The overall HPP segment GM as a percentage of sales decreased to 50% for the three months ended March 31, 2026 from 57% for the three months ended March 31, 2025. The 28% increase in product GM as a percentage of product revenue for the three months ended March 31, 2026 compared to the same prior year period was primarily attributed to the current period’s product mix primarily consisting of software sales, which were nearly all GM. The service GM as a percentage of services revenue from the same prior year period decreased 13% to 40% for the three months ended March 31, 2026 compared to 53% for the three months ended March 31, 2025 due to one high GM customer support contract which did not recur in the current period.

Research and Development Expenses

The research and development expenses incurred by our HPP segment remained relatively flat at $0.8 million for three months ended March 31, 2026 compared to the same prior year period without any significant change in specific types of expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,				$	%
		% of		% of	Increase	Increase
	2026	Total	2025	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,462	77%	$3,264	74%	$198	6%
HPP segment	1,043	23%	1,174	26%	(131)	(11)%
Total	$4,505	100%	$4,438	100%	$67	2%

SG&A expenses increased $0.1 million to $4.5 million for the three months ended March 31, 2026 compared to the same prior year period of $4.4 million. The $0.2 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased variable compensation. The HPP segment SG&A expenses decreased $0.1 million for the three months ended March 31, 2026 as compared to the prior year period primarily due to decreased consulting expenses.

Other Income/Expenses

The following table details other income, net for the three months ended March 31, 2026 and 2025:

	Three months ended

	March 31, 2026	March 31, 2025	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$70	$(132)	$202
Interest expense	(167)	(77)	(90)
Interest income	527	414	113
Other income (expense), net	117	(2)	119
Total other income, net	$547	$203	$344

Total other income (expense), net for the three months ended March 31, 2026 increased $0.3 million to $0.5 million compared to $0.2 million for the same prior year period.

The $0.2 million increased foreign exchange gain (loss) for the three months ended March 31, 2026 was primarily due to the US Dollar strengthening in the current period compared to the same prior year period in which it weakened relative to the British Pound. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange gain (loss) was primarily from the US Dollar balance in our TS UK division.

Interest income increased $113 thousand for the three months ended March 31, 2026 compared to the same prior year period primarily due to increased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details), partially offset by a reduction in interest rates related to our Cash and cash equivalents combined with a decreased average balance. All of these agreements are in the TS-US division.

The interest expense increase of $90 thousand for the three months ended March 31, 2026 compared to the same prior year period was related to the TS US division entering into additional multi-year vendor contracts related to sales agreements that have payment terms in excess of one year. Not all sales agreements that have payments in excess of one year have related multi-year vendor contracts.

Income Taxes

The Company recorded an income tax benefit of $568 thousand and $683 thousand for the three months ended March 31, 2026 and 2025, respectively. For these periods, the difference between our effective income tax rate and the U.S. federal statutory rate was the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

Overview of the six months ended March 31, 2026

Our sales decreased by approximately $0.8 million, or 3%, to $28.0 million for the six months ended March 31, 2026 as compared to $28.8 million for the six months ended March 31, 2025. The decrease in sales is the result of a decrease of $0.9 million in the TS segment, partially offset by an increase of $0.1 million in our HPP segment. Our gross margin percentage increased 3% to 33% of sales for the six months ended March 31, 2026 compared to 30% for the six months ended March 31, 2025. For the six months ended March 31, 2026 operating loss was $1.0 million compared to operating loss of $1.3 million for the same prior year period. Other income, net increased $0.1 million for the six months ended March 31, 2026 compared to same prior year period. An income tax benefit of $0.3 million was recorded for the six months ended March 31, 2026 compared to an income tax benefit of $0.8 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the six months ended March 31, 2026 and 2025:

		%		%
	March 31, 2026	of sales	March 31, 2025	of sales

	(Dollar amounts in thousands)
Sales	$28,048	100%	$28,817	100%
Costs and expenses:
Cost of sales	18,841	67%	20,046	70%
Research and development	1,676	6%	1,549	5%
Selling, general and administrative	8,494	30%	8,570	30%
Total costs and expenses	29,011	103%	30,165	105%
Operating loss	(963)	(3)%	(1,348)	(5)%
Other income, net	1,030	3%	914	3%
Income (loss) before income taxes	67	—%	(434)	(2)%
Income tax benefit	(288)	(1)%	(798)	(3)%
Net income	$355	1%	$364	1%

Sales

TS segment sales change was as follows for the six months ended March 31, 2026 and 2025:

	March 31,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$17,541	$19,212	$(1,671)	(9)%
Services	9,306	8,528	778	9%
Total	$26,847	$27,740	$(893)	(3)%

The decrease in TS segment product sales of $1.7 million during the period as compared to the prior year period is primarily attributable to decreased sales of $1.2 million in the US division to existing major customers combined with a decrease in sales of $0.5 million in the UK division to three existing major customers. Service sales for the six months ended March 31, 2026 increased $0.8 million from the prior year period. In the U.S. division there was a $0.9 million increase due to an increase in third-party maintenance sales of $0.8 million and an increase in managed services of $0.4 million, partially offset by a decrease from internal and third-party services of $0.3 million. There was a $0.1 million decrease in the UK service sales due to a decrease in maintenance sales.

HPP segment sales change was as follows for the six months ended March 31, 2026 and 2025:

	March 31,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$273	$355	$(82)	(23)%
Services	928	722	206	29%
Total	$1,201	$1,077	$124	12%

HPP product sales decreased by $0.1 million for the six months ended March 31, 2026 as compared to the prior year period primarily as a result of one ARIA AZT order which occurred in the prior year period and did not recur in the current year. The HPP service sales increased $0.2 million for the six months ended March 31, 2026 compared to the prior year period due to increased revenue from Multicomputer repair services of $0.3 million, partially offset with decreased customer support revenue of $0.1 million.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the six months ended March 31, 2026 and 2025:

	March 31,				Increase (decrease)
	2026	%	2025	%	$	%

	(Dollar amounts in thousands)
Americas	$27,454	98%	$27,827	96%	$(373)	(1)%
Europe	128	—%	836	3%	(708)	(85)%
APAC and Africa	466	2%	154	1%	312	203%
Totals	$28,048	100%	$28,817	100%	$(769)	(3)%

The $0.4 million decrease in sales to the Americas was the result of a decrease in the HPP segment of $0.2 million, a decrease of $0.1 million in the TS-US division, and a decrease in the TS-UK division of $0.1 million. The sales to Europe decreased $0.7 million from the prior year due to a decrease of $0.5 million in the TS-UK division combined with a decrease in the TS-US division of $0.2 million. The sales to APAC and Africa increased $0.3 million due to the HPP segment.

Gross Margins

Our gross margin ("GM") increased $0.4 million for the six months ended March 31, 2026 compared to the same prior year period. The GM as a percentage of total sales increased to 33% for the six months ended March 31, 2026 as compared to the same prior year period of 30%.

	March 31,
	2026		2025		Increase

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$8,415	31%	$8,185	30%	$230	1%
HPP	792	66%	586	54%	206	12%
Total	$9,207	33%	$8,771	30%	$436	3%

The impact of product mix within our TS segment on gross margin for the six months ended March 31, 2026 and 2025 was as follows:

	March 31,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$2,877	16%	$3,336	17%	$(459)	(1)%
Services	5,538	60%	4,849	57%	689	3%
Total	$8,415	31%	$8,185	30%	$230	1%

The overall TS segment GM as a percentage of total sales increased to 31% for the six month period ended March 31, 2026 compared to 30% from the same prior year period. Product GM as a percentage of revenue for the six months ended March 31, 2026 decreased 1% from the prior year period due to product mix. Service GM as a percentage of total sales increased to 60% for the six months ended March 31, 2026 compared to 57% from the prior year period. This was primarily due to increased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the six months ended March 31, 2026 and 2025 was as follows:

	March 31,
	2026		2025		Increase

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$257	94%	$233	66%	$24	28%
Services	535	58%	353	49%	182	9%
Total	$792	66%	$586	54%	$206	12%

The overall HPP segment GM as a percentage of sales increased to 66% for the six months ended March 31, 2026 from 54% for the six months ended March 31, 2025. The 28% increase in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to the product mix primarily consisting of software sales, which were nearly all GM. The 9% increase in service GM as a percentage of service revenue for the six months ended March 31, 2026 compared to the same prior year period was due to increased Multicomputer repair services, which are relatively high margin compared to other services.

Research and Development Expenses

The research and development expenses incurred by our HPP segment increased to $1.7 million for the six months ended March 31, 2026 compared to the same prior year period of $1.5 million due to increased salaries. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the six months ended March 31, 2026 and 2025:

	Six months ended March 31,				$	%
		% of		% of	Increase	Increase
	2026	Total	2025	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$6,417	76%	$6,294	73%	$123	2%
HPP segment	2,077	24%	2,276	27%	(199)	(9)%
Total	$8,494	100%	$8,570	100%	$(76)	(1)%

SG&A expenses decreased $0.1 million for the six months ended March 31, 2026 compared to the same prior year period. The $0.1 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased salaries and variable compensation. The HPP segment SG&A expenses decreased $0.2 million for the six months ended March 31, 2026 as compared to the same prior year period primarily due to decreased stock compensation expense and consulting expenses.

Other Income/Expenses

The following table details other income, net for the six months ended March 31, 2026 and 2025:

	Six months ended

	March 31, 2026	March 31, 2025	$ Change

	(Amounts in thousands)
Foreign exchange gain	$63	$163	$(100)
Interest expense	(295)	(154)	(141)
Interest income	1,128	903	225
Other income, net	134	2	132
Total other income, net	$1,030	$914	$116

Total other income, net for the six months ended March 31, 2026 increased $0.1 million to income of $1.0 million compared to income of $0.9 million in the same prior year period.

The $0.1 million decreased foreign exchange gain for the six months ended March 31, 2026 was due to the US Dollar strengthening less relative to the British Pound compared to the same prior year period. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange gain in the Consolidated Statements of Operations. The foreign exchange gain in the current period was primarily from the US Dollar balance in our TS UK division.

Interest income increased $225 thousand for the six months ended March 31, 2026 compared to the same prior year period primarily due to increased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details), partially offset with decreased interest rates related to our Cash and cash equivalents and a decreased average balance. All of these agreements are in the TS-US division.

The interest expense increase of $141 thousand for the six months ended March 31, 2026 compared to the same prior year period was primarily related to the TS US division entering into additional multi-year vendor contracts related to sales agreements in fiscal year 2026 and 2025 that have payment terms in excess of one year. Not all sales agreements that have payments in excess of one year have related multi-year vendor contracts.

Income Taxes

The Company recorded an income tax benefit of $288 thousand and $798 thousand for the six months ended March 31, 2026 and 2025, respectively. For these periods, the difference between our effective income tax rate and the U.S. federal statutory rate was the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

Liquidity and Capital Resources

Our primary source of liquidity is our Cash and cash equivalents and our line of credit.

Cash and cash equivalents decreased by $4.3 million to $23.1 million as of March 31, 2026 from $27.4 million as of September 30, 2025.

The following is a summary of our cash flows for the six months ended March 31, 2026 and 2025:

	Six months ended March 31,

	2026	2025

	(Dollar amounts in thousands)
Net cash (used in) provided by:
Operating activities	$(3,409)	$3,653
Investing activities	(173)	(108)
Financing activities	(695)	(4,603)
Effect of exchange rate changes on cash	(40)	(32)
Decrease in Cash and cash equivalents	$(4,317)	$(1,090)

Operating Activities

Cash used in operating activities was $3.4 million for the six months ended March 31, 2026 compared to $3.7 million provided by operating activities in the prior year. Our largest source of cash provided by our operations is receipts from our customers. Net cash provided by operating activities can be impacted by factors such as timing of when we invoice the customer and receive payment, when we receive vendor invoices and make payments as well as vendor payment terms, and inventory fluctuations are dependent on when orders are received and shipped.

The operating cash used during the period primarily reflects the payment of Accounts payable and accrued expenses outstanding as of September 30, 2025 and continued investment in ARIA Zero Trust Gateway cyber security products. Collections remained strong during the period.

Investing Activities

Cash used in investing activities increased $0.1 million for the six months ended March 31, 2026 compared to the same prior year period due to increased purchases of property, equipment, and improvements.

Financing Activities

Cash used in financing activities was $0.7 million for the six months ended March 31, 2026 compared to $4.6 million used in the same prior year period. The decrease from the prior year was primarily due to decreased net repayments on our line-of-credit of approximately $3.7 million from the prior year and repurchases of common stock of $0.2 million. The line-of-credit payment changes are due to the timing of sales and related vendor invoices.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.0 million as of March 31, 2026 and consisted of 0.9 million Euros, 0.2 million British Pounds, and 3.8 million US Dollars. This cash is included in our total Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of March 31, 2026 and September 30, 2025, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. As of March 31, 2026 and September 30, 2025 an amount of $14.1 million was available under the inventory line of credit. As of March 31, 2026 and September 30, 2025 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

In the TS U.S. division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. As of March 31, 2026 and September 30, 2025 there were

$16.4 million and $14.9 million of Financing receivables, net outstanding, respectively. Of these amounts, $7.7 million and $8.9 million were current assets as of March 31, 2026 and September 30, 2025, respectively.

Related to the Financing Receivables, net there was a balance of  $8.8 million and $4.8 million of multi-year contracts with financing due to our vendors. Of these amounts $4.6 million and $3.1 million were current liabilities as of March 31, 2026 and September 30, 2025, respectively. The current portion of these vendor financing arrangements is within Accounts payable and accrued expenses. The noncurrent portion is within Other noncurrent liabilities. Not every financing arrangement with our customers has a related vendor financing arrangement. Some vendors do not offer financing for agreements and if offered, management determines whether to use vendor financing due to various factors including interest rates and cash flow projections. Refer to Note 5 – Financing receivables, net and Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for more information.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases are made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2026	—	—	—	272,354
February 1-28, 2026	7,310	$9.24	7,310	265,044
March 1-31, 2026	8,200	8.78	8,200	256,844
Total	15,510	$9.00	15,510

Item 5.         Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description

10.2*	Offer Letter of Employment, Agreed and Accepted the 7th day of January 2026 between CSP Inc. and Eric Sachs
31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, (b) our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025, (c) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2026 and 2025, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended March 31, 2026 and 2025, (e) our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

May 7, 2026	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

May 7, 2026	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer