Form 10-Q
period 2026-06-30
CSP INC /MA/
filed 2026-08-14
CIK 356037

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2026

or

◻    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-10843

CSP Inc.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-2441294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Cabot Street - Suite 210, Lowell, MA	01854
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2026, the registrant had 10,080,645 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30,	September 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,666	$27,418
Accounts receivable, net of allowances of $311 and $122	11,356	12,000
Financing receivables, net of allowances of $53 and $34	8,314	8,939
Inventories	1,832	1,442
Other current assets	3,073	2,521
Total current assets	49,241	52,320

Property, equipment and improvements, net	486	539
Operating lease right-of-use assets, net	1,356	1,647
Intangibles, net	62	69
Financing receivables due after one year, net of allowances of $84 and $66	8,229	5,965
Deferred income taxes, net	5,164	4,559
Cash surrender value of life insurance	6,061	5,845
Pension benefits assets	—	42
Other assets	182	177
Total assets	$70,781	$71,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,396	$19,508
Line of credit	2,422	903
Deferred revenue and contract liabilities	2,537	1,503
Pension and retirement plans	98	77
Income taxes payable	23	192
Total current liabilities	20,476	22,183
Pension and retirement plans	1,169	1,219
Operating lease liabilities - noncurrent portion	1,153	1,336
Income taxes payable	150	165
Other noncurrent liabilities	3,570	1,709
Total liabilities	26,518	26,612

Shareholders’ equity:
Common stock, $.01 par value per share; authorized, 20,000 shares; issued and outstanding 10,058 and 9,906 shares, respectively	101	99
Additional paid-in capital	26,208	24,744
Retained earnings	26,051	27,700
Accumulated other comprehensive loss	(8,097)	(7,992)
Total shareholders’ equity	44,263	44,551
Total liabilities and shareholders’ equity	$70,781	$71,163

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales:
Product	$9,943	$10,150	$27,757	$29,717
Services	4,455	5,298	14,689	14,548
Total sales	14,398	15,448	42,446	44,265

Cost of sales:
Product	7,890	8,553	22,570	24,551
Services	2,175	2,442	6,336	6,490
Total cost of sales	10,065	10,995	28,906	31,041

Gross profit	4,333	4,453	13,540	13,224

Operating expenses:
Research and development	832	791	2,508	2,340
Selling, general and administrative	5,043	4,885	13,537	13,455
Total operating expenses	5,875	5,676	16,045	15,795

Operating loss	(1,542)	(1,223)	(2,505)	(2,571)

Other income (expense):
Foreign exchange gain (loss)	(23)	(200)	40	(37)
Interest expense	(182)	(105)	(477)	(259)
Interest income	524	440	1,652	1,343
Other income, net	11	73	145	75
Total other income, net	330	208	1,360	1,122
Loss before income taxes	(1,212)	(1,015)	(1,145)	(1,449)
Income tax benefit	(366)	(751)	(654)	(1,549)
Net income (loss)	$(846)	$(264)	$(491)	$100
Net income (loss) attributable to common shareholders	$(846)	$(264)	$(491)	$94

Net income (loss) per common share - basic	$(0.09)	$(0.03)	$(0.05)	$0.01
Weighted average common shares outstanding - basic	9,560	9,362	9,494	9,275

Net income (loss) per common share - diluted	$(0.09)	$(0.03)	$(0.05)	$0.01
Weighted average common shares outstanding - diluted	9,560	9,362	9,494	9,611

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income (loss)	$(846)	$(264)	$(491)	$100
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments, net of tax effect	(22)	440	(105)	182
Other comprehensive income (loss)	(22)	440	(105)	182
Total comprehensive income (loss)	$(868)	$176	$(596)	$282

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2026 and 2025

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended June 30, 2026:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2026	10,072	$101	$25,676	$27,317	$(8,075)	$45,019
Net loss	—	—	—	(846)	—	(846)
Other comprehensive loss	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	532	—	—	532
Restricted stock cancellation	(9)	—	—	—	—	—
Restricted stock issuance	8	—	—	—	—	—
Repurchase of common stock	(13)	—	—	(118)	—	(118)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(302)	—	(302)
Balance as of June 30, 2026	10,058	$101	$26,208	$26,051	$(8,097)	$44,263

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Three months ended June 30, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of March 31, 2025	9,863	$98	$23,743	$29,235	$(5,623)	$47,453
Net loss	—	—	—	(264)	—	(264)
Other comprehensive income	—	—	—	—	440	440
Stock-based compensation	—	—	403	—	—	403
Issuance of shares under employee stock purchase plan	(2)	—	—	—	—	—
Repurchase of common stock	(19)	—	—	(251)	—	(251)
Cash dividends paid on common stock ($0.03 per share)	—	—	—	(297)	—	(297)
Balance as of June 30, 2025	9,842	$98	$24,146	$28,423	$(5,183)	$47,484

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2026 and 2025

(Amounts in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2026:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2025	9,906	$99	$24,744	$27,700	$(7,992)	$44,551
Net loss	—	—	—	(491)	—	(491)
Other comprehensive loss	—	—	—	—	(105)	(105)
Stock-based compensation	—	—	1,385	—	—	1,385
Restricted stock cancellation	(11)	—	—	—	—	—
Restricted stock issuance	183	2	—	—	—	2
Issuance of shares under employee stock purchase plan	8	—	79	—	—	79
Repurchase of common stock	(28)	—	—	(257)	—	(257)
Cash dividends paid on common stock ($0.09 per share)	—	—	—	(901)	—	(901)
Balance as of June 30, 2026	10,058	$101	$26,208	$26,051	$(8,097)	$44,263

					Accumulated
			Additional		other	Total
			Paid-in	Retained	comprehensive	Shareholders’
Nine months ended June 30, 2025:	Shares	Amount	Capital	Earnings	loss	Equity
Balance as of September 30, 2024	9,776	$98	$22,689	$29,848	$(5,365)	$47,270
Net income	—	—	—	100	—	100
Other comprehensive gain	—	—	—	—	182	182
Stock-based compensation	—	—	1,358	—	—	1,358
Restricted stock cancellation	(2)	—	—	—	—	—
Restricted stock issuance	105	1	—	—	—	1
Issuance of shares under employee stock purchase plan	6	—	99	—	—	99
Repurchase of common stock	(43)	(1)	—	(635)	—	(636)
Cash dividends paid on common stock ($0.09 per share)	—	—	—	(890)	—	(890)
Balance as of June 30, 2025	9,842	$98	$24,146	$28,423	$(5,183)	$47,484

See accompanying notes to unaudited condensed consolidated financial statements.

CSP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2026	2025
Operating activities
Net income (loss)	$(491)	$100

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	160	182
Amortization of intangibles	6	5
Loss on disposal of fixed assets, net	1	1
Foreign exchange gain (loss)	(40)	37
Provision for credit losses - financing receivables	37	46
Provision for credit losses - accounts receivable	193	26
Provision for obsolete inventory	—	101
Amortization of lease right-of-use assets	291	362
Stock-based compensation expense on restricted stock awards	1,385	1,358
Deferred income taxes	(605)	(1,721)
Increase in cash surrender value of life insurance	(162)	(163)

Changes in operating assets and liabilities:
Accounts receivable	450	1,071
Financing receivables	(1,675)	322
Inventories	(390)	(1,318)
Refundable income taxes	—	(67)
Other assets	(557)	805
Accounts payable and accrued expenses	(4,059)	490
Operating lease liabilities	(229)	(255)
Deferred revenue and contract liabilities	1,034	(590)
Pension and retirement plans	12	(701)
Income taxes payable	(184)	(206)
Other noncurrent liabilities	1,861	485
Net cash (used in) provided by operating activities	(2,962)	370

Investing activities
Life insurance premiums paid	(54)	(54)
Purchases of property, equipment and improvements	(119)	(120)
Net cash used in investing activities	(173)	(174)

Financing activities
Dividends paid	(901)	(890)
Net proceeds (repayments) under line-of-credit agreement	1,519	(3,028)
Repurchases of common stock	(257)	(635)
Proceeds from issuance of shares under equity compensation plans	79	99
Net cash provided by (used in) financing activities	440	(4,454)
Effects of exchange rate on cash, net	(57)	(19)
Net decrease in Cash and cash equivalents	(2,752)	(4,277)
Cash and cash equivalents beginning of period	27,418	30,585
Cash and cash equivalents end of period	$24,666	$26,308

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended
	June 30,	June 30,
	2026	2025
Supplementary cash flow information:
Cash paid for income taxes	$290	$446
Cash paid for interest	$29	$137

Supplementary non-cash financing activities:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$275
Customer financing for inventory sold (see Note 5 Financing receivables, net for details)	$8,630	$3,734
Vendor financing for inventory purchased (see Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for details)	$6,370	$2,351

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

Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the unaudited condensed consolidated financial statements should be read in conjunction with the notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in the September 30, 2025 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Seeptember 30,2025.

Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1 Basis of Presentation and Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Accounting Pronouncement Not Yet Adopted as of June 30, 2026

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$145	$13	$9,753	$9,766	$9,911
Transferred at a point in time where CSPi is agent	—	15	1,450	1,465	1,465
Transferred over time where CSPi is principal	278	—	2,744	2,744	3,022
Total Revenue	$423	$28	$13,947	$13,975	$14,398

Geography
United States	$404	$28	$13,262	$13,290	$13,694
Americas (excluding United States)	—	—	644	644	644
Europe	—	—	41	41	41
APAC and Africa	19	—	—	—	19
Total Revenue	$423	$28	$13,947	$13,975	$14,398

2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$9	$78	$10,666	$10,744	$10,753
Transferred at a point in time where CSPi is agent	—	—	1,673	1,673	1,673
Transferred over time where CSPi is principal	375	83	2,564	2,647	3,022
Total Revenue	$384	$161	$14,903	$15,064	$15,448

Geography
United States	$368	$21	$11,373	$11,394	$11,762
Americas (excluding United States)	—	—	3,523	3,523	3,523
Europe	—	140	—	140	140
APAC and Africa	16	—	7	7	23
Total Revenue	$384	$161	$14,903	$15,064	$15,448

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$755	$83	$27,226	$27,309	$28,064
Transferred at a point in time where CSPi is agent	—	55	5,365	5,420	5,420
Transferred over time where CSPi is principal	869	—	8,093	8,093	8,962
Total Revenue	$1,624	$138	$40,684	$40,822	$42,446

Geography
United States	$1,149	$62	$39,013	$39,075	$40,224
Americas (excluding United States)	—	—	1,568	1,568	1,568
Europe	—	69	100	169	169
APAC and Africa	475	7	3	10	485
Total Revenue	$1,624	$138	$40,684	$40,822	$42,446

2025
Timing of Revenue Recognition
Transferred at a point in time where CSPi is principal	$367	$628	$29,426	$30,054	$30,421
Transferred at a point in time where CSPi is agent	—	24	4,921	4,945	4,945
Transferred over time where CSPi is principal	1,094	168	7,637	7,805	8,899
Total Revenue	$1,461	$820	$41,984	$42,804	$44,265

Geography
United States	$1,287	$114	$37,568	$37,682	$38,969
Americas (excluding United States)	4	—	4,139	4,139	4,143
Europe	—	706	270	976	976
APAC and Africa	170	—	7	7	177
Total Revenue	$1,461	$820	$41,984	$42,804	$44,265

In the TS US division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. See Note 5 Financing Receivables, net for more details. Revenue from these agreements in the three months ended June 30, 2026 was $165 thousand in which the Company acted as the agent. Revenue from these agreements in the three months ended June 30, 2025 was $336 thousand in which the Company acted as the agent.

Revenue from these agreements in the nine months ended June 30, 2026 was $1,237 thousand in which the Company acted as the agent. Revenue from these agreements in the nine months ended June 30, 2025 was $358 thousand in which the Company acted as the agent.

Contract Assets and Liabilities

When we have performed work but do not have an unconditional right to payment, a contract asset is recorded. When we have the right to bill a customer, accounts receivable is recorded as an unconditional right exists. Current contract assets were $0.7 million and $0.8 million as of June 30, 2026 and September 30, 2025, respectively. Current contract assets were $1.7 million as of September 30, 2024. The current portion is recorded in Other current assets on the condensed consolidated balance sheets. There were no noncurrent contract assets as of June 30, 2026 and September 30, 2025. There were no noncurrent contract assets as of September 30, 2024. The difference in the balances is due to regular timing differences between when work is performed and having an unconditional right to payment.

Contract liabilities arise when payment is received before we transfer a good or service to the customer. Current contract liabilities were $2.5 million and $1.5 million as of June 30, 2026 and September 30, 2025, respectively. Current contract liabilities were $2.2 million as of September 30, 2024. The current portion of contract liabilities is recorded in Deferred revenue and contract liabilities on the condensed consolidated balance sheets. There were $36 thousand and $37 thousand of long-term contract liabilities as of June 30, 2026 and September 30, 2025, respectively. There were no long-term contract liabilities as of September 30, 2024. Long-term contract liabilities are in Other noncurrent liabilities on the condensed consolidated balance sheets. Revenue recognized for the nine months ended June 30, 2026 that was included in contract liabilities as of September 30, 2025 was $1.2 million.

Contract Costs

Incremental costs of obtaining a contract involving customer transactions where the revenue and the related transfer of goods and services are equal to or less than a one year period, are expensed as incurred, utilizing the practical expedient in ASC 340-40-25-4. For a period greater than one year, incremental contract costs are capitalized if we expect to recover these costs. The costs are amortized over the contract term and expected renewal periods. The period of amortization is generally three years. Incremental costs are related to commissions in the TS portion of the business. In fiscal year 2026 the TS segment paid commissions on a monthly basis for contracts over one year. Current capitalized contract costs are within the Other current assets on the condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025. The portion of current capitalized costs were $26 thousand and $33 thousand as of June 30, 2026 and September 30, 2025, respectively. There are no noncurrent capitalized costs on the condensed consolidated balance sheets. The amount of incremental costs amortized for the three months ended June 30, 2026 and 2025 were $12 thousand and $22 thousand, respectively. The amount of incremental costs amortized for the nine months ended June 30, 2026 and 2025 were $37 thousand and $176 thousand, respectively and is recorded in selling, general, and administrative expenses. There was no impairment related to incremental costs capitalized during the nine months ended June 30, 2026 and 2025.

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

We have certain contracts that have an original term of more than one year. The royalty agreement is longer than one year, but not included in the table below as the royalties are sales-based. Managed service contracts are generally longer than one year and revenue is recognized ratably over the contract term. For these contracts the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026 is set forth in the table below:

Fiscal Year	(Amounts in thousands)
2026 (remaining 3 months)	$284
2027	982
2028	899
2029	222
$2,387

3.            Earnings Per Share of Common Stock

We are required to present earnings per share (“EPS”) utilizing the two-class method because we had outstanding, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, which are considered participating securities.

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

Basic and diluted EPS computations for the Company’s reported net income attributable to common stockholders are as follows:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

	(Amounts in thousands except per share data)
Net income (loss)	$(846)	$(264)	$(491)	$100
Less: net income attributable to nonvested common stock	—	—	—	(6)
Net income (loss) attributable to common shareholders	$(846)	$(264)	$(491)	$94

Weighted average total shares outstanding - basic	9,560	9,362	9,494	9,853
Less: weighted average non–vested shares outstanding	—	—	—	(578)
Weighted average number of common shares outstanding - basic	9,560	9,362	9,494	9,275
Add: potential common shares from non-vested restricted stock awards	—	—	—	336
Weighted average common shares outstanding - diluted	9,560	9,362	9,494	9,611

Net income (loss) per common share - basic	$(0.09)	$(0.03)	$(0.05)	$0.01
Net income (loss) per common share - diluted	$(0.09)	$(0.03)	$(0.05)	$0.01

Anti-dilutive securities include restricted stock awards, which are excluded from the diluted income per share computation. Non-vested restricted stock awards of 139 thousand shares and 82 thousand shares were excluded from net income (loss) per common share - diluted for the three months ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive. Non-vested restricted stock awards of 122 thousand shares were excluded from net income per share - diluted for the nine months ended June 30, 2026 because their inclusion would have been anti-dilutive.

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

The following tables present the changes in the allowance for accounts receivable for the periods indicated.

	Three months ended
	June 30, 2026	June 30, 2025

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$165	$131
Charge-offs	-	-
Provision for credit losses	146	42
Balances at end of the period	$311	$173

	Nine months ended
	June 30, 2026	June 30, 2025

	(Amounts in thousands)
Allowance for credit losses for accounts receivable:
Balances at beginning of the period	$122	$147
Charge-offs	(4)	-
Provision for credit losses	193	26
Balances at end of the period	$311	$173

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

The risk characteristics of each customer are consistent with the Fitch rating or equivalent, which are defined by Fitch as the following:

‘BBB’ ratings indicate that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate, but adverse business or economic conditions are more likely to impair this capacity.

‘BB’ ratings indicate an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists that supports the servicing of financial commitments.

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

The amount of interest income earned from sales whose payment terms exceed one year for the three months ended June 30, 2026 and 2025 was $340 thousand and $152 thousand, respectively. The amount of interest income earned from sales whose payment terms exceed one year for the nine months ended June 30, 2026 and 2025 was $1.0 million and $406 thousand, respectively. Interest income from these agreements is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

The following table presents the components of the Company’s Financing receivables, net segregated by portfolio (risk rating) for the periods indicated:

	As of June 30, 2026				As of September 30, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Financing receivables, net:
Financing receivables, gross	$13,738	$3,101	$1,121	$17,960	$13,651	$1,751	$891	$16,293
Unearned interest income	(887)	(323)	(70)	(1,280)	(1,038)	(156)	(95)	(1,289)
Allowance for credit losses	(46)	(61)	(30)	(137)	(50)	(18)	(32)	(100)
Financing receivables, net	$12,805	$2,717	$1,021	$16,543	$12,563	$1,577	$764	$14,904
Short-term	$6,454	$1,359	$501	$8,314	$7,778	$791	$370	$8,939
Long-term	$6,351	$1,358	$520	$8,229	$4,785	$786	$394	$5,965

The following table presents the changes in Allowance for credit losses for Financing receivables, net for the periods indicated:

	Three months ended
	June 30, 2026				June 30, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)				(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$47	$64	$49	$160	$24	$6	$59	$89
(Benefit) provision charged to Consolidated Statements of Operations	(1)	(3)	(19)	(23)	(6)	10	(10)	(6)
Balances at end of the period	$46	$61	$30	$137	$18	$16	$49	$83

	Nine months ended
	June 30, 2026				June 30, 2025
	Risk Rating				Risk Rating
	Low	Moderate	High	Total	Low	Moderate	High	Total

	(Amounts in thousands)
Allowance for credit losses for financing receivables:
Balances at beginning of the period	$50	$18	$32	$100	$27	$10	$-	$37
Provision (benefit) charged to Consolidated Statements of Operations	(4)	43	(2)	37	(9)	6	49	46
Balances at end of the period	$46	$61	$30	$137	$18	$16	$49	$83

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

Financing receivables whose payment terms exceed one year are placed on non-accrual status, meaning interest income stops being recorded, when the customer has a past due amount in excess of 30 days or reasonable doubt exists in collecting all interest and principal. A payment due in excess of 30 days is considered delinquent. If a payment is received for a receivable on non-accrual status the payment is first applied to interest and then principal. Recording interest income resumes once no reasonable doubt exists regarding collecting all interest and principal. There were no financing receivables placed on non-accrual status as of June 30, 2026 or September 30, 2025.

The following table presents Financing receivables, gross, including accrued interest and excluding any allowance, by credit quality indicator segregated by risk rating and year of origination as of June 30, 2026:

	June 30, 2026
	Fiscal year of origination
Risk Rating	2026	2025	2024	2023	Total

High	$277	$844	$—	$—	$1,121
Moderate	2,117	795	189	—	3,101
Low	5,420	6,510	1,180	628	13,738
Total	$7,814	$8,149	$1,369	$628	$17,960

Contractual maturities of outstanding financing receivables are as follows:

Fiscal year ending September 30:	(Amounts in thousands)
2026 (remaining 3 months)	$4,346
2027	7,831
2028	4,407
2029	1,063
2030	313
Total payments	$17,960
Less: unearned interest income	(1,280)
Less: allowance for credit losses	(137)
Total, net of unearned interest income and allowance for credit losses	$16,543

6.            Inventories

Inventories consist of the following:

	June 30,	September 30,
	2026	2025

	(Amounts in thousands)
Work-in-process	$—	$94
Finished goods	1,832	1,348
Total	$1,832	$1,442

7.            Leases

Information related to both lessee and lessor

The components of lease costs for the three months ended June 30, 2026 and 2025 are as follows:

		Three months ended
	Consolidated Statements of Operations Location	June 30, 2026	June 30, 2025
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$130	$134
Short-term lease cost	Selling, general, and administrative	13	8
Total lease costs		$143	$142
Less lessor interest income	Revenue	(2)	(3)
Total lease costs, net of lessor interest income		$141	$139

The components of lease costs for the nine months ended June 30, 2026 and 2025 are as follows:

		Nine months ended
	Consolidated Statements of Operations Location	June 30, 2026	June 30, 2025
		(Amounts in thousands)
Operating Lease:
Operating lease cost	Selling, general, and administrative	$389	$400
Short-term lease cost	Selling, general, and administrative	29	24
Total lease costs		$418	$424
Less lessor interest income	Revenue	(5)	(7)
Total lease costs, net of lessor interest income		$413	$417

Supplemental cash flow information related to leases for the nine months ended June 30, 2026 and 2025 is below:

	Nine months ended
	June 30, 2026	June 30, 2025
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$355	$408
Operating cash flows paid for short-term leases	16	24
Cash received from lessor agreements	(23)	(34)
Lease assets obtained in exchange for new lease liabilities
Operating leases	—	275

8.            Accounts payable and accrued expenses, and Other noncurrent liabilities

The TS US division enters into certain multi-year agreements with vendors when also entering into some of the multi-year financing contracts the Company enters into with customers. See Note 5 Financing receivables, net for further information related to the multi-year agreements with customers.

There was no interest rate stated in the agreements and therefore interest was imputed under ASC 835 Interest as the payments in the exchange represented two elements: principal and interest. The average imputed interest rate for the agreements was determined to be 8.5% as of June 30, 2026. The rate was determined primarily based on the rate the Company could obtain by financing from other sources at the date of the transaction.

Interest expense related to these agreements for the three months ended June 30, 2026 and 2025 was $178 thousand and $101 thousand, respectively. Interest expense related to these agreements for the nine months ended June 30, 2026 and 2025 was $466 thousand and $251 thousand, respectively. These amounts are within “Interest expense” within the Condensed Consolidated Statements of Operations.

The amounts owed for these agreements are in Accounts payable and accrued expenses and Other noncurrent liabilities because they are owed to vendors rather than banks or financial institutions for borrowings. See Note 9 Line of Credit for amounts due to financial institutions for borrowings.

Below are details of the agreements with the vendors that contain imputed interest:

	June 30, 2026	September 30, 2025
	(Amounts in thousands)
Current	$4,961	$3,475
Less: discount	(445)	(315)
Total within Accounts payable and accrued expenses	$4,516	$3,160

Noncurrent	$3,710	$1,786
Less: discount	(175)	(114)
Total within Other noncurrent liabilities	$3,535	$1,672

The TS segment has many vendors it transacts with and does not have any specific agreement with these vendors that it must purchase certain products from the vendor. Management believes other suppliers could provide similar products on comparable terms.

9.           Line of Credit

As of June 30, 2026 and September 30, 2025, the Company maintained an inventory line of credit with a borrowing capacity of $15.0 million. It may be used by the TS and HPP segments in the U.S. to purchase inventory from approved vendors with payment terms which exceed those offered by the vendors. No interest accrues under the inventory line of credit when advances are paid within terms, however, late payments are subject to an interest charge of the rate published in the Wall Street Journal as the “prime rate” plus 1%, which was 7.75% as of June 30, 2026. The line of credit automatically renews for one year periods unless terminated by the Company with at least 60 days’ notice or immediate termination by the lender. The collateral is a blanket UCC filing on Modcomp, Inc., a wholly-owned subsidiary, and CSPi assets. The credit agreement for the inventory line of credit contains financial covenants which require the Company to maintain the following TS segment-specific financial ratios: (1) a minimum current ratio of 1.2, (2) tangible net worth of no less than $4.0 million, and (3) a maximum ratio of total liabilities to total net worth of less than 5:1. As of June 30, 2026 and September 30, 2025, Company borrowings, all from the TS segment, under the inventory line of credit were $2.4 million and $0.9 million, respectively, and the Company was in compliance with all financial covenants. As of June 30, 2026 and September 30, 2025, this line of credit also included availability of a limited cash withdrawal of up to $1.0 million. As of June 30, 2026 and September 30, 2025 there were no cash withdrawals outstanding.

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

The components of net periodic benefit costs related to the US and UK plans are as follows:

	Three Months Ended June 30,
	2026			2025
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$114	$2	$116	$135	$2	$137
Expected return on plan assets	(114)	—	(114)	(156)	—	(156)
Amortization of past service costs	2	—	2	2	—	2
Amortization of net gain	—	(1)	(1)	—	(2)	(2)
Net periodic (benefit) cost	$2	$1	$3	$(19)	$—	$(19)

Post Retirement:
Service cost	$—	$6	$6	$—	$7	$7
Interest cost	—	16	16	—	14	14
Amortization of net gain	—	(32)	(32)	—	(29)	(29)
Net periodic benefit	$—	$(10)	$(10)	$—	$(8)	$(8)

	Nine Months Ended June 30,
	2026			2025
	U.K.	U.S.	Total	U.K.	U.S.	Total

	(Amounts in thousands)
Pension:
Interest cost	$341	$5	$346	$344	$6	$350
Expected return on plan assets	(341)	—	(341)	(400)	—	(400)
Amortization of past service costs	6	—	6	6	—	6
Amortization of net gain	—	(2)	(2)	—	(5)	(5)
Net periodic cost (benefit)	$6	$3	$9	$(50)	$1	$(49)

Post Retirement:
Service cost	$—	$18	$18	$—	$20	$20
Interest cost	—	47	47	—	44	44
Amortization of net gain	—	(95)	(95)	—	(89)	(89)
Net periodic benefit	$—	$(30)	$(30)	$—	$(25)	$(25)

The fair value of the assets held by the UK pension plan by asset category are as follows:

	Fair Values as of
	June 30, 2026				September 30, 2025
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Amounts in thousands)
Cash on deposit	$78	$78	$—	$—	$42	$42	$—	$—
Buy-in contract*	8,297	—	—	8,297	8,428	—	—	8,428
Total plan assets	$8,375	$78	$—	$8,297	$8,470	$42	$—	$8,428

*This fair value is based on the latest information available, which is as of September 30, 2025 not June 30, 2026 as the table is labeled. The difference from September 30, 2025 is due to the Great British Pounds being converted into U.S. dollars at a different exchange rate.

11.            Income Taxes

The Company recorded an income tax benefit of $366 thousand and $751 thousand for the three months ended June 30, 2026 and 2025, respectively, and an income tax benefit of $654 thousand and $1.5 million for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026 and June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate are the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

12.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2026	2025

	(Amounts in thousands)
Cumulative effect of foreign currency translation, net	$(4,115)	$(4,010)
Cumulative unrealized loss on pension liability	(3,982)	(3,982)
Accumulated other comprehensive loss, net	$(8,097)	$(7,992)

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

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3: unobservable inputs (e.g., a reporting entity’s or other entity’s own data)

The Company had no assets or liabilities measured at fair value on a recurring basis (except our pension plan assets and whole life insurance policies, see Note 10 Pension and Retirement Plans for pension plan assets) or non-recurring basis as of June 30, 2026 or September 30, 2025.

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

	As of June 30, 2026		As of September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Level	Reference

	(Amounts in thousands)
Assets:
Cash and cash equivalents	$24,666	$24,666	$27,418	$27,418	1	Condensed Consolidated Balance Sheets
Accounts receivable, net	11,356	11,356	12,000	12,000	1	Condensed Consolidated Balance Sheets and Note 4
Financing receivables, net*	16,543	16,543	14,904	14,904	3	Condensed Consolidated Balance Sheets and Note 5
Liabilities:
Accounts payable and accrued expenses and other long-term liabilities**	8,051	8,051	4,832	4,832	3	Note 8
Line of Credit	2,422	2,422	903	903	2	Condensed Consolidated Balance Sheets and Note 9

*Original maturity over one year

** Vendor financing agreements with original maturity over one year included within Accounts payable and accrued expenses and Other noncurrent liabilities

Cash and cash equivalents

Carrying amount approximated fair value.

Accounts receivable and Accounts payable and accrued expenses with original maturity of less than one year

Fair value was not materially different from their carrying values as of June 30, 2026, and September 30, 2025

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

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Three months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Sales:
Product	$148	$14	$9,781	$9,795	$9,943
Service	275	14	4,166	4,180	4,455
Total sales	423	28	13,947	13,975	14,398
Cost of sales:
Product	40	14	7,836	7,850	7,890
Services	167	—	2,008	2,008	2,175
Total cost of sales	207	14	9,844	9,858	10,065
Gross profit	216	14	4,103	4,117	4,333
Research and development	832	—	—	—	832
Selling, general and administrative	1,062	313	3,668	3,981	5,043
Total operating expenses	1,894	313	3,668	3,981	5,875
Operating (loss) income	$(1,678)	$(299)	$435	$136	$(1,542)

Interest expense	$(4)	$—	$(178)	$(178)	$(182)
Interest income	$2	$33	$489	$522	$524
Depreciation and amortization	$(3)	$—	$(33)	$(33)	$(36)
Cash and cash equivalents	$124	$5,069	$19,473	$24,542	$24,666
Accounts receivable, net of allowance	$120	$72	$11,164	$11,236	$11,356
Financing receivables, net of allowance	$—	$—	$16,543	$16,543	$16,543
Total assets	$12,236	$5,234	$53,311	$58,545	$70,781
Capital expenditures	$—	$—	$—	$—	$—

2025
Sales:
Product	$12	$50	$10,088	$10,138	$10,150
Service	372	111	4,815	4,926	5,298
Total sales	384	161	14,903	15,064	15,448
Cost of sales:
Product	44	48	8,461	8,509	8,553
Services	216	21	2,205	2,226	2,442
Total cost of sales	260	69	10,666	10,735	10,995
Gross profit	124	92	4,237	4,329	4,453
Research and development	791	—	—	—	791
Selling, general and administrative	1,162	164	3,559	3,723	4,885
Total operating expenses	1,953	164	3,559	3,723	5,676
Operating (loss) income	$(1,829)	$(72)	$678	$606	$(1,223)

Interest expense	$(3)	$—	$(102)	$(102)	$(105)
Interest income	$10	$42	$388	$430	$440
Depreciation and amortization	$(18)	$—	$(47)	$(47)	$(65)
Cash and cash equivalents	$48	$3,881	$22,379	$26,260	$26,308
Accounts receivable, net of allowance	$177	$1,043	$12,233	$13,276	$13,453
Financing receivables, net of allowance	$—	$—	$6,938	$6,938	$6,938
Total assets	$11,488	$8,302	$46,994	$55,296	$66,784
Capital expenditures	$(10)	$—	$(56)	$(56)	$(66)

		Technology Solutions Segment
	High
	Performance
	Products	United			Consolidated
Nine months ended June 30,	Segment	Kingdom	U.S.	Total	Total

	(Amounts in thousands)
2026
Sales:
Product	$421	$83	$27,253	$27,336	$27,757
Service	1,203	55	13,431	13,486	14,689
Total sales	1,624	138	40,684	40,822	42,446
Cost of sales:
Product	56	65	22,449	22,514	22,570
Services	560	—	5,776	5,776	6,336
Total cost of sales	616	65	28,225	28,290	28,906
Gross profit	1,008	73	12,459	12,532	13,540
Research and development	2,508	—	—	—	2,508
Selling, general and administrative	3,139	513	9,885	10,398	13,537
Total operating expenses	5,647	513	9,885	10,398	16,045
Operating (loss) income	$(4,639)	$(440)	$2,574	$2,134	$(2,505)

Interest expense	$(11)	$—	$(466)	$(466)	$(477)
Interest income	$3	$101	$1,548	$1,649	$1,652
Depreciation and amortization	$(39)	$—	$(127)	$(127)	$(166)
Cash and cash equivalents	$124	$5,069	$19,473	$24,542	$24,666
Accounts receivable, net of allowance	$120	$72	$11,164	$11,236	$11,356
Financing receivables, net of allowance	$—	$—	$16,543	$16,543	$16,543
Total assets	$12,236	$5,234	$53,311	$58,545	$70,781
Capital expenditures	$(3)	$—	$(116)	$(116)	$(119)

2025
Sales:
Product	$367	$600	$28,750	$29,350	$29,717
Service	1,094	220	13,234	13,454	14,548
Total sales	1,461	820	41,984	42,804	44,265
Cost of sales:
Product	167	552	23,832	24,384	24,551
Services	584	70	5,836	5,906	6,490
Total cost of sales	751	622	29,668	30,290	31,041
Gross profit	710	198	12,316	12,514	13,224
Research and development	2,340	—	—	—	2,340
Selling, general and administrative	3,439	385	9,631	10,016	13,455
Total operating expenses	5,779	385	9,631	10,016	15,795
Operating (loss) income	$(5,069)	$(187)	$2,685	$2,498	$(2,571)

Interest expense	$(8)	$—	$(251)	$(251)	$(259)
Interest income	$12	$134	$1,197	$1,331	$1,343
Depreciation and amortization	$(56)	$—	$(131)	$(131)	$(187)
Cash and cash equivalents	$48	3,881	22,379	$26,260	$26,308
Accounts receivable, net of allowance	$177	1,043	12,233	$13,276	$13,453
Financing receivables, net of allowance	$—	—	6,938	$6,938	$6,938
Total assets	$11,488	$8,302	$46,994	$55,296	$66,784
Capital expenditures	$(13)	$—	$(107)	$(107)	$(120)

Depreciation and amortization are included in Selling, general, and administrative expenses. Operating (loss) income is not affected by either non-operating charges/income or by income taxes. Non-operating charges/income consists principally of foreign exchange gain (loss), interest income, and interest expense. Our long-lived assets are located in the United States.

Concentrations of Credit Risk

All customers below are in the U.S. division of our TS segment. Each customer’s letter (e.g. “Customer E”) does not change meaning if Customer E is in multiple tables, it is the same customer.

Below are customers with 10% or more of accounts receivable as of June 30, 2026 or September 30, 2025.

	As of June 30, 2026		As of September 30, 2025

(Amounts in millions)
		% of Total		% of Total
	Accounts receivable	Accounts receivable	Accounts receivable	Accounts receivable

Customer A	$1.1	10%	$—	-%

Below are customers with 10% or more of financing receivables as of June 30, 2026 or September 30, 2025.

	As of June 30, 2026		As of September 30, 2025

	(Amounts in millions)
		% of Total		% of Total
	Financing Receivables	Financing Receivables	Financing Receivables	Financing Receivables

Customer E	$2.4	15%	$0.8	5%
Customer B	$2.9	18%	$5.9	40%
Customer C	$2.2	13%	$0.2	1%
Customer D	$2.5	15%	$2.8	19%
Customer G	$0.9	5%	$1.6	11%

The following table lists customers from which the Company derived revenues of 10% or more of total revenues for the three and nine months ended June 30, 2026 and 2025.

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025

	(Amounts in millions)				(Amounts in millions)
	Customer	% of Total	Customer	% of Total	Customer	% of Total	Customer	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(Amounts in millions)
Customer E	$0.8	6%	$—	-%	$4.1	10%	$—	-%
Customer F	$—	-%	$2.3	15%	$—	-%	$3.4	8%

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

On May 5, 2026, the Company’s board of directors declared a dividend of $0.03 per share payable June 15, 2026, to shareholders of record on the close of business on May 21, 2026.

16.          Subsequent Events

On July 29, 2026, the trustees of the Modcomp Limited Retirement and Death Benefit Plan entered into a buy-out agreement with Just Retirement Limited, terminating the group buy-in insurance policy and replacing it with individual buy-out policies for each plan member. The trustees assigned these policies directly to the members, thereby discharging the Plan's obligations to those members. All necessary legal, regulatory, and tax requirements were confirmed as satisfied. The insurer's liability is now limited to the benefits specified in the individual policies, and the Plan has no further obligation to the affected members.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses for accounts receivable and financing receivables, inventory valuation, impairment assessment of intangibles, income taxes, deferred compensation and retirement plans, as well as estimated selling prices used for revenue recognition and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 in the “Critical Accounting Policies” section contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes there have been no significant changes for the nine months ended June 30, 2026 to the items that we disclosed as our critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Results of Operations

Overview of the three months ended June 30, 2026

Our sales decreased by $1.0 million, or 6%, to $14.4 million for the three months ended June 30, 2026 compared to $15.4 million for the three months ended June 30, 2025. Our gross margin percentage increased to 30% for the three months ended June 30, 2026 compared to 29% for the same prior year period. For the three months ended June 30, 2026 we had an operating loss of $1.5 million compared to an operating loss of $1.2 million for the three months ended June 30, 2025. Other income, net increased $0.1 million to $0.3 million for the three months ended June 30, 2026 compared to $0.2 million for the same prior year period. An income tax benefit of $0.4 million was recorded for the three months ended June 30, 2026 compared to an income tax benefit of $0.8 million in the same period in the prior year.

The following table details our results of operations in dollars and as a percentage of sales for the three months ended June 30, 2026 and 2025:

		%		%
	June 30, 2026	of sales	June 30, 2025	of sales

	(Dollar amounts in thousands)
Sales	$14,398	100%	$15,448	100%
Costs and expenses:
Cost of sales	10,065	70%	10,995	71%
Research and development	832	6%	791	5%
Selling, general and administrative	5,043	35%	4,885	32%
Total costs and expenses	15,940	111%	16,671	108%
Operating loss	(1,542)	(11)%	(1,223)	(8)%
Other income, net	330	2%	208	1%
Loss before income taxes	(1,212)	(9)%	(1,015)	(7)%
Income tax benefit	(366)	(3)%	(751)	(5)%
Net (loss)	$(846)	(6)%	$(264)	(2)%

Sales

TS segment sales change was as follows for the three months ended June 30, 2026 and 2025:

	June 30,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$9,795	$10,138	$(343)	(3)%
Services	4,180	4,926	(746)	(15)%
Total	$13,975	$15,064	$(1,089)	(7)%

The decrease in TS segment product sales of $0.3 million is primarily due to decreased sales to one existing customer of $1.9 million offset with increased sales to several existing major customers in the US division of $1.6 million. Service sales for the three months ended June 30, 2026 decreased $0.7 million from the same prior year period, which was attributable to the US division. The decrease consisted of a decrease in third-party maintenance sales of $0.4 million and a $0.5 million decrease from internal and third-party services offset by an increase in managed services of $0.2 million

HPP segment sales change was as follows for the three months ended June 30, 2026 and 2025:

	June 30,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$148	$12	$136	1,133%
Services	275	372	(97)	(26)%
Total	$423	$384	$39	10%

The HPP product sales increased $0.1 million for the three months ended June 30, 2026 compared to the same prior year period primarily due to increased ARIA AZT revenue. The HPP service sales decreased $0.1 million due to one nonrecurring customer support sale.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the three months ended June 30, 2026 and 2025:

	June 30,				Increase (decrease)
	2026	%	2025	%	$	%

	(Dollar amounts in thousands)
Americas	$14,338	100%	$15,285	99%	$(947)	(6)%
Europe	41	—%	140	1%	(99)	(71)%
APAC and Africa	19	—%	23	—%	(4)	(17)%
Totals	$14,398	100%	$15,448	100%	$(1,050)	(7)%

The $0.9 million decrease in sales to the Americas was primarily the result of a decrease in the TS-US division of $1.1 million, partially offset by an increase of $0.1 million in the HPP segment. The $0.1 million decrease in sales to Europe was primarily the result of decreased sales by our TS-UK division. The sales to APAC and Africa decreased $4 thousand for the three months ended June 30, 2026 compared to the same prior year period due to the HPP segment.

Gross Margins

Our gross margin (“GM”) decreased $0.1 million for the three months ended June 30, 2026 as compared to the same prior year period. The GM as a percentage of sales increased to 30% for the three months ended June 30, 2026 compared to the same prior year period of 29%.

	June 30,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
TS	$4,117	29%	$4,329	29%	$(212)	—%
HPP	216	51%	124	32%	92	19%
Total	$4,333	30%	$4,453	29%	$(120)	1%

The impact of product mix within our TS segment on gross margin for the three months ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$1,945	20%	$1,629	16%	$316	4%
Services	2,172	52%	2,700	55%	(528)	(3)%
Total	$4,117	29%	$4,329	29%	$(212)	—%

The overall TS segment GM as a percentage of sales was 29% for the three month period ended June 30, 2026 compared to 29% for the same prior year period. Product GM as a percentage of revenue increased 4% due to a higher volume of sales with higher margins compared to the same prior year period. The service GM as a percentage of revenue decreased 3% from the prior year primarily due to decreased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the three months ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$108	73%	$(32)	(267)%	$140	340%
Services	108	39%	156	42%	(48)	(3)%
Total	$216	51%	$124	32%	$92	19%

The overall HPP segment GM as a percentage of sales increased to 51% for the three months ended June 30, 2026 from the 32% for the three months ended June 30, 2025. The increase in product GM as a percentage of product revenue for the three months ended June 30, 2026 compared to the same prior year period was primarily attributed to the current period’s product mix primarily consisting of software sales, which were nearly all GM. The service GM as a percentage of services revenue from the same prior year period decreased 3% to 39% for the three months ended June 30, 2026 compared to 42% for the three months ended June 30, 2025 due to one high GM customer support contract which did not recur in the current period.

Research and Development Expenses

The research and development expenses incurred by our HPP segment remained relatively flat at $0.8 million for three months ended June 30, 2026 compared to the same prior year period without any significant change in specific types of expenses. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,				$	%
		% of		% of	Increase	Increase
	2026	Total	2025	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$3,981	79%	$3,722	76%	$259	7%
HPP segment	1,062	21%	1,163	24%	(101)	(9)%
Total	$5,043	100%	$4,885	100%	$158	3%

SG&A expenses increased $0.2 million to $5.0 million for the three months ended June 30, 2026 compared to the same prior year period of $4.9 million. The $0.3 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased variable compensation. The HPP segment SG&A expenses decreased $0.1 million for the three months ended June 30, 2026 as compared to the prior year period primarily due to decreased consulting expenses.

Other Income/Expenses

The following table details other income, net for the three months ended June 30, 2026 and 2025:

	Three months ended

	June 30, 2026	June 30, 2025	$ Change

	(Amounts in thousands)
Foreign exchange loss	$(23)	$(200)	$177
Interest expense	(182)	(105)	(77)
Interest income	524	440	84
Other income (expense), net	11	73	(62)
Total other income, net	$330	$208	$122

Total other income (expense), net for the three months ended June 30, 2026 increased $0.1 million to $0.3 million compared to $0.2 million for the same prior year period.

The $0.2 million decreased foreign exchange loss for the three months ended June 30, 2026 was primarily due to the US Dollar strengthening in the current period compared to the same prior year period in which it strengthened relative to the British Pound. In consolidation, US dollars are remeasured into the functional currency, British Pounds, of our UK subsidiary. This non-cash remeasurement is included in the Foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange loss was primarily from the US Dollar balance in our TS UK division.

Interest income increased $84 thousand for the three months ended June 30, 2026 compared to the same prior year period primarily due to increased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details), partially offset by a reduction in interest rates related to our Cash and cash equivalents combined with a decreased average balance. All of these agreements are in the TS-US division.

The interest expense increase of $77 thousand for the three months ended June 30, 2026 compared to the same prior year period was related to the TS US division entering into additional multi-year vendor contracts related to sales agreements that have payment terms in excess of one year. Not all sales agreements that have payments in excess of one year have related multi-year vendor contracts.

Income Taxes

The Company recorded an income tax benefit of $366 thousand and $751 thousand for the three months ended June 30, 2026 and 2025, respectively.  For these periods, the difference between our effective income tax rate and the U.S. federal statutory rate was the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

Overview of the nine months ended June 30, 2026

Our sales decreased by approximately $1.8 million, or 4%, to $42.4 million for the nine months ended June 30, 2026 as compared to $44.3 million for the nine months ended June 30, 2025. The decrease in sales is the result of a decrease of $2.0 million in the TS segment, partially offset by an increase of $0.2 million in our HPP segment. Our gross margin percentage increased 2% to 32% of sales for the nine months ended June 30, 2026 compared to 30% for the nine months ended June 30, 2025. For the nine months ended June 30, 2026 operating loss was $2.5 million compared to operating loss of $2.6 million for the same prior year period. Other income, net increased $0.2 million for the nine months ended June 30, 2026 compared to same prior year period. An income tax benefit of $0.7 million was recorded for the nine months ended June 30, 2026 compared to an income tax benefit of $1.5 million in the same prior year period.

The following table details our results of operations in dollars and as a percentage of sales for the nine months ended June 30, 2026 and 2025:

		%		%
	June 30, 2026	of sales	June 30, 2025	of sales

	(Dollar amounts in thousands)
Sales	$42,446	100%	$44,265	100%
Costs and expenses:
Cost of sales	28,906	68%	31,041	70%
Research and development	2,508	6%	2,340	5%
Selling, general and administrative	13,537	32%	13,455	30%
Total costs and expenses	44,951	106%	46,836	105%
Operating loss	(2,505)	(6)%	(2,571)	(5)%
Other income, net	1,360	3%	1,122	3%
Loss before income taxes	(1,145)	(3)%	(1,449)	(2)%
Income tax benefit	(654)	(2)%	(1,549)	(2)%
Net income (loss)	$(491)	(1)%	$100	—%

Sales

TS segment sales change was as follows for the nine months ended June 30, 2026 and 2025:

	June 30,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$27,336	$29,350	$(2,014)	(7)%
Services	13,486	13,454	32	—%
Total	$40,822	$42,804	$(1,982)	(5)%

The decrease in TS segment product sales of $2.0 million during the period as compared to the prior year period is primarily attributable to decreased sales of $1.6 million in the US division to existing major customers combined with a decrease in sales of $0.4 million in the UK division to three existing major customers. Service sales for the nine months ended June 30, 2026 were relatively flat from the prior year period. In the U.S. division there was a $0.3 million increase in third-party maintenance sales and an increase in managed services of $0.7 million, partially offset by a decrease from internal and third-party services of $0.7 million. There was a $0.1 million decrease in the UK service sales due to a decrease in maintenance sales.

HPP segment sales change was as follows for the nine months ended June 30, 2026 and 2025:

	June 30,		Increase (decrease)
	2026	2025	$	%

	(Dollar amounts in thousands)
Products	$421	$367	$54	15%
Services	1,203	1,094	109	10%
Total	$1,624	$1,461	$163	11%

HPP product sales increased by $0.1 million for the nine months ended June 30, 2026 as compared to the prior year period primarily as a result of legacy sales. The HPP service sales increased $0.1 million for the nine months ended June 30, 2026 compared to the prior year period due to increased revenue from Multicomputer repair services of $0.3 million, partially offset with decreased customer support revenue of $0.2 million.

Our sales by geographic area, which are based on the customer location to which the products were shipped or services rendered, were as follows for the nine months ended June 30, 2026 and 2025:

	June 30,				Increase (decrease)
	2026	%	2025	%	$	%

	(Dollar amounts in thousands)
Americas	$41,792	99%	$43,112	98%	$(1,320)	(3)%
Europe	169	—%	976	2%	(807)	(83)%
APAC and Africa	485	1%	177	—%	308	174%
Totals	$42,446	100%	$44,265	100%	$(1,819)	(4)%

The $1.3 million decrease in sales to the Americas was the result of a decrease of $1.1 million in the TS-US division, and a decrease in the TS-UK division of $0.1 million, partially offset with a decrease in the HPP segment of $0.1 million. The sales to Europe decreased $0.8 million from the prior year due to a decrease of $0.6 million in the TS-UK division combined with a decrease in the TS-US division of $0.2 million. The sales to APAC and Africa increased $0.3 million due to the HPP segment.

Gross Margins

Our gross margin (“GM”) increased $0.3 million for the nine months ended June 30, 2026 compared to the same prior year period. The GM as a percentage of total sales increased to 32% for the nine months ended June 30, 2026 as compared to the same prior year period of 30%.

	June 30,
	2026		2025		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
TS	$12,532	31%	$12,514	29%	$18	2%
HPP	1,008	62%	710	49%	298	13%
Total	$13,540	32%	$13,224	30%	$316	2%

The impact of product mix within our TS segment on gross margin for the nine months ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026		2025		Increase (decrease)
	GM$	GM%	GM$	GM%	GM$	GM%

	(Dollar amounts in thousands)
Products	$4,822	18%	$4,965	17%	$(143)	1%
Services	7,710	57%	7,549	56%	161	1%
Total	$12,532	31%	$12,514	29%	$18	2%

The overall TS segment GM as a percentage of total sales increased to 31% for the nine month period ended June 30, 2026 compared to 29% from the same prior year period. Product GM as a percentage of revenue for the nine months ended June 30, 2026 increased 1% from the prior year period due to product mix. Service GM as a percentage of total sales increased to 57% for the nine months ended June 30, 2026 compared to 56% from the prior year period. This was primarily due to increased third-party maintenance sales, which are recorded “net” which means that the revenue, net of the associated cost, is recorded in the Services revenue financial statement line item causing an increase in GM as a percentage of sales.

The impact of product mix within our HPP segment on gross margin for the nine months ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026		2025		Increase (decrease)

	(Dollar amounts in thousands)
	GM$	GM%	GM$	GM%	GM$	GM%
Products	$365	87%	$201	55%	$164	32%
Services	643	53%	509	47%	134	6%
Total	$1,008	62%	$710	49%	$298	13%

The overall HPP segment GM as a percentage of sales increased to 62% for the nine months ended June 30, 2026 from 49% for the nine months ended June 30, 2025. The 32% increase in product GM as a percentage of product revenue compared to the same prior year period was primarily attributed to the product mix primarily consisting of software sales, which were nearly all GM. The 6% increase in service GM as a percentage of service revenue for the nine months ended June 30, 2026 compared to the same prior year period was due to increased Multicomputer repair services, which are relatively high margin compared to other services.

Research and Development Expenses

The research and development expenses incurred by our HPP segment increased to $2.5 million for the nine months ended June 30, 2026 compared to the same prior year period of $2.3 million due to increased salaries. The current period expenses were primarily for product engineering expenses incurred in connection with the continued development of the ARIA Zero Trust Gateway cyber security products.

Selling, General and Administrative Expenses

The following table details our selling, general and administrative (“SG&A”) expense by operating segment for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,				$	%
		% of		% of	Increase	Increase
	2026	Total	2025	Total	(Decrease)	(Decrease)

	(Dollar amounts in thousands)
By Operating Segment:
TS segment	$10,398	77%	$10,016	74%	$382	4%
HPP segment	3,139	23%	3,439	26%	(300)	(9)%
Total	$13,537	100%	$13,455	100%	$82	1%

SG&A expenses increased $0.1 million for the nine months ended June 30, 2026 compared to the same prior year period. The $0.4 million increase in TS segment SG&A expenses compared to the same prior year period is primarily the result of increased salaries and variable compensation. The HPP segment SG&A expenses decreased $0.3 million for the nine months ended June 30, 2026 as compared to the same prior year period primarily due to a reduction in consulting expenses.

Other Income/Expenses

The following table details other income, net for the nine months ended June 30, 2026 and 2025:

	Nine months ended

	June 30, 2026	June 30, 2025	$ Change

	(Amounts in thousands)
Foreign exchange gain (loss)	$40	$(37)	$77
Interest expense	(477)	(259)	(218)
Interest income	1,652	1,343	309
Other income, net	145	75	70
Total other income, net	$1,360	$1,122	$238

Total other income, net for the nine months ended June 30, 2026 increased $0.3 million to income of $1.4 million compared to income of $1.1 million in the same prior year period.

The $0.1 million increased foreign exchange gain for the nine months ended June 30, 2026 was due to primarily remeasurement of U.S. dollar-denominated balances held by the Company’s U.K. subsidiary during the current period. In consolidation, U.S. dollars are remeasured into the functional currency, British Pounds, of our U.K. subsidiary. This non-cash remeasurement is included in the Foreign exchange gain in the Consolidated Statements of Operations. The foreign exchange gain in the current period was primarily from the U.S. Dollar balance in our TS U.K. division.

Interest income increased $309 thousand for the nine months ended June 30, 2026 compared to the same prior year period primarily due to increased interest income from agreements that have payment terms in excess of one year (see Note 5 Financing receivables, net in Item 1 to this Quarterly Report on Form 10-Q for details), partially offset with decreased interest rates related to our Cash and cash equivalents and a decreased average balance. All of these agreements are in the TS-US division.

The interest expense increase of $218 thousand for the nine months ended June 30, 2026 compared to the same prior year period was primarily related to the TS US division entering into additional multi-year vendor contracts related to sales agreements in fiscal year 2026 and 2025 that have payment terms in excess of one year. Not all sales agreements that have payments in excess of one year have related multi-year vendor contracts.

Income Taxes

The Company recorded an income tax benefit of $654 thousand and $1.5 million for the nine months ended June 30, 2026 and 2025, respectively. For these periods, the difference between our effective income tax rate and the U.S. federal statutory rate was the impact of tax credits that we expect to be able to utilize against federal and state taxes, the change in valuation allowance maintained against certain state tax credits, and the excess tax benefits on restricted stock awards that vested during the period.

Liquidity and Capital Resources

Our primary source of liquidity is our Cash and cash equivalents and our line of credit.

Cash and cash equivalents decreased by $2.8 million to $24.7 million as of June 30, 2026 from $27.4 million as of September 30, 2025.

The following is a summary of our cash flows for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,

	2026	2025

	(Dollar amounts in thousands)
Net cash (used in) provided by:
Operating activities	$(2,962)	$370
Investing activities	(173)	(174)
Financing activities	440	(4,454)
Effect of exchange rate changes on cash	(57)	(19)
Decrease in Cash and cash equivalents	$(2,752)	$(4,277)

Operating Activities

Cash used in operating activities was $3.0 million for the nine months ended June 30, 2026 compared to $0.4 million provided by operating activities in the prior year. Our largest source of cash provided by our operations is receipts from our customers. Net cash provided by operating activities can be impacted by factors such as timing of when we invoice the customer and receive payment, when we receive vendor invoices and make payments as well as vendor payment terms, and inventory fluctuations are dependent on when orders are received and shipped.

The operating cash used during the period primarily reflects the payment of Accounts payable and accrued expenses outstanding as of September 30, 2025 and continued investment in ARIA Zero Trust Gateway cyber security products.

Investing Activities

Cash used in investing activities was relatively flat for the nine months ended June 30, 2026 compared to the same prior year period.

Financing Activities

Cash provided in financing activities was $0.4 million for the nine months ended June 30, 2026 compared to $4.5 million used in the same prior year period. The increase from the prior year was primarily due to decreased net repayments on our line-of-credit of approximately $4.5 million from the prior year and repurchases of common stock of $0.4 million. The line-of-credit payment changes are due to the timing of sales and related vendor invoices.

Other Liquidity and Capital Resources Items

Our cash held by our foreign subsidiary in the United Kingdom totaled approximately $5.1 million as of June 30, 2026 and consisted of 1.2 million Euros, 0.2 million British Pounds, and 3.7 million US Dollars. This cash is included in our total Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets.

As of June 30, 2026 and September 30, 2025, the Company maintained a line of credit with a capacity of up to $15.0 million for inventory accessible to both the HPP and TS segments. This line of credit also includes availability of a limited cash withdrawal of up to $1.0 million. Amounts of $12.6 million and $14.1 million were available as of June 30, 2026 and September 30, 2025, respectively.  As of June 30, 2026 and September 30, 2025 there were no cash withdrawals outstanding. For further discussion of the Company’s line of credit, including its financial covenants, see Item 1, Note 9 Line of Credit.

In the TS U.S. division, financing of goods and services is offered to certain customers. This involves amounts due reflecting sales whose payment terms exceed one year. As of June 30, 2026 and September 30, 2025 there were $16.5 million and $14.9 million of Financing receivables, net outstanding, respectively. Of these amounts, $8.3 million and $8.9 million were current assets as of June 30, 2026 and September 30, 2025, respectively.

Related to the Financing Receivables, net there was a balance of $8.1 million and $4.8 million of multi-year contracts with financing due to our vendors. Of these amounts $4.5 million and $3.2 million were current liabilities as of June 30, 2026 and September 30, 2025, respectively. The current portion of these vendor financing arrangements is within Accounts payable and accrued expenses. The noncurrent portion is within Other noncurrent liabilities. Not every financing arrangement with our customers has a related vendor financing arrangement. Some vendors do not offer financing for agreements and if offered, management determines whether to use vendor financing due to various factors including interest rates and cash flow projections. Refer to Note 5 – Financing receivables, net and Note 8 Accounts payable and accrued expenses, and Other noncurrent liabilities for more information.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team supervised and participated in this evaluation. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock of CSP Inc. may be repurchased on the open market at the discretion of management. Open market repurchases are made in compliance with the Securities and Exchanges Commission’s Rule 10b-18 in addition to complying with applicable legal and other considerations. Below are the purchases that have been made for the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number that may yet be purchased under the repurchase plan
April 1-30, 2026	—	—	—	256,844
May 1-31, 2026	3,200	$9.78	3,200	253,644
June 1-30, 2026	9,390	$9.14	9,390	244,254
Total	12,590	$9.30	12,590

Item 5.       Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Number	Description

31.1*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13(a)-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*

The following financial statements for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in eXtensible Business Reporting Language (XBRL) (a) our Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, (b) our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025, (c) our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2026 and 2025, (d) our Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended June 30, 2026 and 2025, (e) our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025 and (f) the Notes to such Condensed Consolidated Financial Statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL.

*   Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSP INC.

August 14, 2026	By:	/s/ Victor Dellovo
Victor Dellovo
Chief Executive Officer,
President and Director

August 14, 2026	By:	/s/ Gary W. Levine
Gary W. Levine
Chief Financial Officer